Form 10-Q
period 1995-01-31
QUIKSILVER INC
filed 1995-03-13
CIK 805305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15131

                                QUIKSILVER, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                      33-0199426
     (State or other jurisdiction of incorporation  (I.R.S. Employer Identification Number)
                or organization)

              1740 Monrovia Avenue
               Costa Mesa, California                               92627
      (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:  (714) 645-1395

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
              Title of each class                  on which registered
                   None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X    No
         ---      ---

         The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at January 31, 1995 was 6,542,922.

                                QUIKSILVER, INC.

                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION                                               Page No.
- ------------------------------                                               --------
         Item 1. Consolidated Financial Statements:

                   Consolidated Balance Sheets
                          January 31, 1995 (Unaudited) and October 31, 1994 ..  2

                   Consolidated Statements of Income (Unaudited)
                          Three Months ended January 31, 1995 and 1994 .......  3

                   Consolidated Statements of Cash Flows (Unaudited)
                          Three Months ended January 31, 1995 and 1994 .......  4

                   Notes to Consolidated Financial Statements ................  5

         Item 2. Management's Discussion and Analysis of
                          Financial Condition and Results of Operations ......  7


Part II - OTHER INFORMATION
- ---------------------------

         Item 6. Exhibits and Reports on Form 8-K ............................ 10

SIGNATURES  .................................................................. 10
- ----------

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements

                                QUIKSILVER, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                 January 31,     October 31,
(Amounts in thousands except share data)             1995           1994
- ----------------------------------------------------------------------------
                                    ASSETS
Current assets
      Cash and cash equivalents ................  $  1,877        $    682
      Trade accounts receivable, less allowance
        for doubtful accounts of $3,025 (1995)
        and $2,202 (1994) ......................    29,526          29,974
      Other receivables ........................     2,111           1,548
      Inventories - Note 3 .....................    28,938          21,609
      Prepaid expenses .........................       883             917
                                                  --------        --------
        Total current assets ...................    63,335          54,730

Equipment, less accumulated depreciation and
      amortization of $6,772 (1995) and $6,194
      (1994) ...................................     6,646           6,133

Trademark and consulting agreement, less
      accumulated amortization of $1,235 (1995)
      and 1,185 (1994) .........................     1,783           1,833

Goodwill, less accumulated amortization of $2,049
      (1995) and $1,899 (1994) .................    16,057          16,209

Other assets ...................................     1,577           1,565
                                                  --------        --------
                                                  $ 89,398        $ 80,470
                                                  ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Lines of credit ..........................  $ 11,812        $ 10,100
      Accounts payable .........................    10,696           5,157
      Accrued liabilities ......................     6,225           5,024
      Current portion of notes payable .........       207             390
      Income taxes payable .....................     1,331           2,412
                                                  --------        --------
        Total current liabilities ..............    30,271          23,083

Notes payable ..................................     2,561           2,449
                                                  --------        --------
        Total liabilities ......................    32,832          25,532

Stockholders' equity
      Preferred stock, $.01 par value, authorized
        shares 5,000,000; issued and outstanding
        shares - none ..........................        --              --
      Common stock, $.01 par value, authorized
        shares 10,000,000; issued and
        outstanding shares 6,542,922 (1995)
        and 6,521,422 (1994)....................        66              65
      Additional paid-in-capital ...............    11,737          11,551
      Retained earnings ........................    44,260          42,727
      Cumulative foreign currency translation
        gain ...................................       503             595
                                                  --------        --------
        Total stockholders' equity .............    56,566          54,938
                                                  --------        --------
                                                  $ 89,398        $ 80,470
                                                  ========        ========

          See accompanying notes to consolidated financial statements.

                                QUIKSILVER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three months ended January 31,
                                              ------------------------------
(Amounts in thousands except share data)        1995                 1994
- ----------------------------------------------------------------------------
Net sales ................................   $  33,658             $  24,294
Cost of goods sold .......................      20,769                15,443
                                             ---------             ---------
  Gross profit  ..........................      12,889                 8,851
                                             ---------             ---------
Operating expenses
  Selling, general and
    administrative expenses ..............       9,965                 7,185
  Royalty income .........................        (208)                 (259)
  Royalty expense.........................         422                   265
                                             ---------             ---------
    Total operating expenses..............      10,179                 7,191
                                             ---------             ---------
Operating income..........................       2,710                 1,660
Interest income...........................          (6)                   (1)
Interest expense..........................         170                    96
Gain on foreign currency exchange.........        (235)                  (33)
Loss on foreign currency exchange.........         138                    70
Other expense.............................          78                    38
                                             ---------             ---------
Income before provision for
  income taxes and cumulative effect
  of change in accounting for income
  taxes ..................................       2,565                 1,490
Provision for income taxes - Note 4.......       1,034                   582
                                             ---------             ---------
Income before cumulative effect
  of change in accounting for income
  taxes ..................................       1,531                   908
Cumulative effect of change in accounting
  for income taxes........................          --                   600
                                             ---------             ---------
Net income ...............................   $   1,531             $   1,508
                                             =========             =========

Income per common share before
  cumulative effect of change in
  accounting for income taxes.............   $     .23             $     .14
Cumulative effect of change in accounting
  for income taxes........................          --                   .09
                                             ---------             ---------
Net income per common share...............   $     .23             $     .23
                                             =========             =========
Weighted average common shares
  and equivalents outstanding - Note 2 ...   6,744,000             6,567,000
                                             =========             =========

                                QUIKSILVER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three months ended January 31,
                                                 ------------------------------
(Amounts in thousands)                                      1995       1994
- -------------------------------------------------------------------------------
Cash flows from operating activities:

   Net income ........................................    $ 1,531    $  1,508

   Items in income not affecting cash:

      Depreciation and amortization ..................        565         342
      Provision for losses on accounts receivable ....        243          71
         Net (gain) loss on sale of fixed assets..........     (4)         50
   Change in operating assets and liabilities:

      Trade accounts receivable ......................        205      (3,914)
      Other receivables ..............................       (563)        386
      Inventories ....................................     (7,329)     (6,117)
      Prepaid expenses ...............................         34          26
      Other assets ...................................        (12)       (623)
      Accounts payable ...............................      5,539       2,932
      Accrued liabilities ............................      1,201       1,247
      Income taxes payable ...........................     (1,081)       (750)
                                                          -------     -------

Net cash provided by (used in) operating activities...        329      (4,842)

Cash flows from investing activities:
  Proceeds from sales of fixed assets.................         25          (5)
  Capital expenditures................................       (897)     (1,020)
  Goodwill............................................         --      (3,788)
                                                          -------     -------

Net cash used in investing activities ................       (872)     (4,813)

Cash flows from financing activities:

   Borrowings on lines of credit......................      6,012       6,268
   Payments on lines of credit........................     (4,300)       (288)
   Borrowings on long-term debt.......................        112         318
   Payments on long-term debt.........................       (183)        (83)
   Proceeds from stock issued in connection with
     exercise of stock options .......................        189         182
                                                          -------     -------

Net cash provided by financing activities.............      1,830       6,397

Effect of exchange rate changes on cash...............        (92)          8
                                                          -------     -------

Net increase (decrease) in cash.......................      1,195      (3,250)

Cash at beginning of period ..........................        682       3,386
                                                          -------     -------

Cash at end of period ................................    $ 1,877     $   136
                                                          =======     =======

Supplementary Cash Flow Information:

Cash paid during the period for:
      Interest .......................................    $   241     $   143
      Income taxes ...................................      1,085         218


          See accompanying notes to consolidated financial statements.

                                QUIKSILVER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

         The consolidated financial statements include the accounts of the parent company and subsidiaries, which are wholly-owned.

         The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended January 31, 1995 and 1994. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the years ended October 31, 1994 and 1993. Interim results are not necessarily indicative of results for the full year due to seasonality and other factors.

         For foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation effects are accumulated as part of the cumulative foreign currency translation gain section in stockholders' equity. Gains and losses from foreign currency transactions are included in operating results.

2. Net income per common share was computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding, using the treasury stock method, assuming the exercise of all outstanding options and warrants which were considered to be common stock equivalents.


3.       Inventories consist of the following:

                                        January 31,             October 31,
                                           1995                    1994
                                       ------------            ------------
         Raw Materials                 $  9,543,000            $  9,452,000
         Work-In-Process                  4,237,000               3,467,000
         Finished Goods                  15,158,000               8,690,000
                                       ------------            ------------
                                       $ 28,938,000            $ 21,609,000
                                       ============            ============

         Inventories are valued at the lower of cost (first in, first out) or market.


4. Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
         ("SFAS 109"). This Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method.

         The cumulative effect at November 1, 1993 of adopting this new statement was the recording of a net deferred asset and an increase to net income of $600,000 for the three months ended January 31, 1994.

                         PART I - FINANCIAL INFORMATION
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS - Three Months Ended January 31, 1995 as Compared to Three Months Ended January 31, 1994

Fiscal 1995 first quarter consolidated net sales increase 38.5% to $33,658,000 as compared to $24,294,000 in the same period of the prior year. Fiscal 1995 first quarter net sales, excluding Quiksilver Europe, increased 36.9% to $22,239,000 as compared to $16,248,000 in the same period of the prior year. This increase was primarily due to a greater acceptance of the Company's product lines. Fiscal 1995 first quarter net sales for Quiksilver Europe increased 41.9% to $11,419,000 as compared to $8,046,000 in the same period of the prior year. This increase was a result of a greater acceptance of the Company's product lines in Europe and a decrease in the French franc exchange rate.

Fiscal 1995 first quarter consolidated gross profit margin increased to 38.3% as compared to 36.4% in the same period of the prior year. Fiscal 1995 first quarter gross profit margin, excluding Quiksilver Europe, increased to 35.5% as compared to 31.8% in the same period of the prior year. This increase was primarily due to cost reduction measures and improved product forecasting resulting in a reduction in closing out selected finished goods inventory at below wholesale prices. Fiscal 1995 first quarter gross profit margin for Quiksilver Europe decreased to 43.8% as compared to 45.8% in the same quarter of the prior year. This decrease was primarily due to higher levels of markdowns and a different mix of sales.

Fiscal 1995 first quarter consolidated selling, general and administrative expense ("SG&A") increased 38.7% to $9,965,000 as compared to $7,185,000 in the same period of the prior year. Fiscal 1995 first quarter SG&A, excluding Quiksilver Europe, increased 32.5% to $6,320,000 as compared to $4,771,000 in the same period of the prior year. This increase was primarily due to increased sales volume. Fiscal 1995 first quarter SG&A expense for Quiksilver Europe increased 51.0% to $3,645,000 as compared to $2,414,000 in the same period of the prior year. This increase was primarily a result of increased sales volume, direct selling and shipping into countries that were previously sold to by distributors and a decrease in the French franc exchange rate.

Fiscal 1995 first quarter consolidated royalty income decreased 19.7% to $208,000 as compared to $259,000 in the same period of the prior year. This decrease was due to decreased sales of internationally licensed products. The Company receives royalty income from its Mexico, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees.

Fiscal 1995 first quarter consolidated royalty expense increased 59.2% to $422,000 as compared to $265,000 in the same period of the prior year. This increase was primarily due to increased sales by Quiksilver Europe, which, as a licensee of Quiksilver International, pay royalties pursuant to a license agreement, and due to a decrease in the French franc exchange rate.

Fiscal 1995 first quarter consolidated interest income increased to $6,000 as compared to $1,000 in the same period of the prior year. Fiscal 1995 first quarter consolidated interest expense increased 77.1% to $170,000 as compared to $96,000 in the same period of the prior year. The changes were primarily due to a decrease in cash available for investment.

Fiscal 1995 first quarter consolidated income before cumulative effect of change in accounting for income taxes increased 68.6% to $1,531,000 or $0.23 per common share as compared to $908,000 or $0.14 per common share in the same period of the prior year. This increase was primarily due to increased sales and gross profit margin, partially offset by increased SG&A, royalty and interest expense.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements from funds generated by its operations and bank revolving lines of credit.

Working capital increased to $33,064,000 at January 31, 1995 as compared to $31,647,000 at October 31, 1994. The increase is primarily due to increased operating income.

Consolidated trade accounts receivable as of January 31, 1995 decreased 1.5% to $29,526,000 from $29,974,000 at October 31, 1994. Trade accounts receivable, excluding Quiksilver Europe, decreased 9.0% to $17,545,000 as compared to $19,270,000 at October 31, 1994. Quiksilver Europe's trade accounts receivable increased 11.9% to $11,981,000 as compared to $10,704,000 at October 31, 1994.
These changes are in line when compared to the same period last year and to the 38.5% increase in sales for the quarter over last year.

Consolidated inventories as of January 31, 1995 increased 33.9% to $28,938,000 from $21,609,000 at October 31, 1994. Inventories, excluding Quiksilver Europe, increased 23.3% to $22,952,000 as compared to $18,619,000 at October 31, 1994. This increase is primarily due to increased bookings for its lines as well as seasonal factors. Quiksilver Europe's inventories increased 100.2% to $5,986,000 from $2,990,000 at October 31, 1994. These increases are primarily due to increased bookings for its lines as well as seasonal factors.

As the Company uses independent contractors for cutting, sewing and all other manufacturing of the Company's products domestically, and intends to continue to use independent contractors in the future, the Company has avoided significant capital expenditures. Although Quiksilver Europe cuts a significant amount of their production garments, the majority of all other manufacturing is performed by independent contractors, which allows Quiksilver Europe to also avoid significant capital expenditures. Fiscal 1995 first quarter capital expenditures were $897,000 as compared to $1,020,000 for the same period of the prior year.

Goodwill on the Company's balance sheets as of January 31, 1995 and October 31, 1994 consists primarily of the costs in excess over net assets acquired in the Quiksilver Europe and Raisins acquisitions.

The increase in notes payable at January 31, 1995 as compared to October 31, 1994 is due to the Company borrowing funds on its available lines of credit for working capital needs.

To finance the Company's seasonal working capital needs, the Company has available a revolving line of credit with a U.S. bank which is unsecured and which provides for a maximum financing of $20,000,000. The line of credit bears interest at 0.5% below the bank's reference rate for the first $16,000,000 drawn and at the bank's reference rate on all amounts drawn over $16,000,000. The line of credit expires April 30, 1996. Quiksilver Europe also has available lines of credit, both secured and unsecured, with banks which provide for maximum financing of approximately $12,700,000. The lines of credit bear interest at 0.8% to 1.5% above the banks reference rates. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital requirements for the foreseeable future.

Effective, November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. The effect of initially adopting SFAS 109 was accounted for as a cumulative effect of an accounting change and resulted in an increase in earnings for the first quarter of fiscal 1994 of $600,000.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that allowances for doubtful accounts at January 31, 1995 are adequate, the Company carefully monitors developments regarding its major customers.

Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations. However, in management's opinion, there are adequate alternative retail customers such that the loss of any customer known to have financial difficulties will not have a significant long-term negative impact on the Company's future operations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K

         (a)     Exhibits

                 Exhibit 27

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended January 31, 1995





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUIKSILVER, INC., a Delaware Corporation


March 10, 1995                                  Randall L. Herrel, Sr.
                                      ------------------------------------------
                                                Randall L. Herrel, Sr.

                                                President,
                                                Chief Operating Officer
                                                and Secretary

March 10, 1995                                  Bert G. Fenenga
                                      ------------------------------------------
                                                Bert G. Fenenga

                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Treasurer