Form 10-Q
period 1995-04-30
QUIKSILVER INC
filed 1995-06-14
CIK 805305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/x/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15131

                                QUIKSILVER, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          33-0199426
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

        1740 Monrovia Avenue
       Costa Mesa, California                               92627
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:  (714) 645 - 1395

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of each class                            on which registered
         -------------------                           ---------------------
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

     The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at April 30, 1995 was 6,684,889.

                                QUIKSILVER, INC.

                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION                                                Page No.
         Item 1. Consolidated Financial Statements:

                   Consolidated Balance Sheets
                          April 30, 1995 (Unaudited) and October 31, 1994 ....  2

                   Consolidated Statements of Income (Unaudited)
                          Three Months ended April 30, 1995 and 1994
                          Six Months ended April 30, 1995 and 1994 ...........  3

                   Consolidated Statements of Cash Flows (Unaudited)
                          Six Months ended April 30, 1995 and 1994 ...........  5

                   Notes to Consolidated Financial Statements ................  6

         Item 2. Management's Discussion and Analysis of
                          Financial Condition and Results of Operations ......  7


Part II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders.......... 10

         Item 6. Exhibits and Reports on Form 8-K ............................ 10

SIGNATURES  .................................................................. 11


                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements

                                QUIKSILVER, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        April 30,      October 31,
(Amounts in thousands except share data)                   1995          1994
- -----------------------------------------------------------------     ------------
                                    ASSETS
Current assets
         Cash and cash equivalents ................       $ 2,702         $   682
         Trade accounts receivable, less allowance
           for doubtful accounts of $2,919 (1995)
           and $2,202 (1994) ......................        38,862          29,974
         Other receivables ........................         1,676           1,548
         Inventories - Note 3 .....................        25,277          21,609
         Prepaid expenses .........................           956             917
                                                          -------         -------
           Total current assets ...................        69,473          54,730

Equipment, less accumulated depreciation and
         amortization of $6,772 (1995) and $6,194
         (1994) ...................................         6,976           6,133

Trademark and consulting agreement, less
         accumulated amortization of $1,235 (1995)
         and 1,185 (1994) .........................         1,758           1,833

Goodwill, less accumulated amortization of $2,049
         (1995) and $1,899 (1994) .................        15,912          16,209

Other assets ......................................         1,600           1,565
                                                          -------         -------
                                                          $95,719         $80,470
                                                          =======         =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Lines of credit ..........................       $14,827         $10,100
         Accounts payable .........................         6,257           5,157
         Accrued liabilities ......................         6,959           5,024
         Current portion of notes payable .........           225             390
         Income taxes payable .....................         1,931           2,412
                                                          -------         -------
           Total current liabilities ..............        30,199          23,083


Notes payable .....................................         3,420           2,449
                                                          -------         -------
           Total liabilities ......................        33,619          25,532

Stockholders' equity
         Preferred stock, $.01 par value, authorized
           shares 5,000,000; issued and outstanding
           shares - none ..........................            --              --
         Common stock, $.01 par value, authorized
           shares 10,000,000; issued and outstanding
           shares 6,684,889 (1995) and 6,521,422 (1994)        67              65
         Additional paid-in-capital ...............        13,170          11,551
         Retained earnings ........................        47,883          42,727
         Cumulative foreign currency translation
               gain ...............................           980             595
                                                          -------        --------
           Total stockholders' equity .............        62,100          54,938
                                                          -------        --------
                                                          $95,719         $80,470
                                                          =======        ========

          See accompanying notes to consolidated financial statements.

                                QUIKSILVER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three months ended April 30,
                                            --------------------------------
(Amounts in thousands except share data)      1995                  1994
- ----------------------------------------------------------------------------
Net sales ................................   $   47,311            $   36,468
Cost of goods sold .......................       28,485                22,222
                                             ----------            ----------
  Gross profit  ..........................       18,826                14,246
                                             ----------            ----------
Operating expenses:
  Selling, general and
    administrative expenses ..............       12,110                 9,555
  Royalty income .........................         (247)                 (162)
  Royalty expense.........................          615                    63
                                             ----------            ----------
    Total operating expenses..............       12,478                 9,456
                                             ----------            ----------
Operating income..........................        6,348                 4,790
Interest income...........................           (1)                   --
Interest expense..........................          398                   213
Gain on foreign currency exchange.........         (120)                  (85)
Loss on foreign currency exchange.........           90                    28
Other expense.............................           19                    42
                                             ----------            ----------
Income before provision for
   income taxes...........................        5,962                 4,592
Provision for income taxes - Note 4.......        2,339                 1,832
                                             ----------            ----------
Net income ...............................   $    3,623            $    2,760
                                             ==========            ==========

Net income per common share...............   $      .52            $      .42
                                             ==========            ==========
Weighted average common shares
  and equivalents outstanding - Note 2 ...    6,996,000             6,605,000
                                             ==========            ==========





          See accompanying notes to consolidated financial statements.

                                QUIKSILVER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               Six months ended April 30,
                                            --------------------------------
(Amounts in thousands except share data)      1995                  1994
- ----------------------------------------------------------------------------
Net sales ................................  $   80,969            $   60,762
Cost of goods sold .......................      49,254                37,665
                                            ----------            ----------
  Gross profit  ..........................      31,715                23,097
                                            ----------            ----------
Operating expenses:
  Selling, general and
    administrative expenses ..............      22,075                16,740
  Royalty income .........................        (455)                 (421)
  Royalty expense.........................       1,037                   328
                                            ----------            ----------
    Total operating expenses..............      22,657                16,647
                                            ----------            ----------
Operating income..........................       9,058                 6,450
Interest income...........................          (7)                   (1)
Interest expense..........................         568                   309
Gain on foreign currency exchange.........        (355)                 (118)
Loss on foreign currency exchange.........         228                    98
Other expense.............................          97                    80
                                            ----------            ----------
Income before provision for
  income taxes and cumulative effect
  of change in accounting for income taxes       8,527                 6,082
Provision for income taxes - Note 4.......       3,373                 2,414
                                            ----------            ----------
Income before cumulative effect
  of change in accounting for income taxes       5,154                 3,668
Cumulative effect of change in accounting
  for income taxes........................          --                   600
                                            ----------            ----------
Net income ...............................  $    5,154            $    4,268
                                            ==========            ==========

Income per common share before
  cumulative effect of change in
  accounting for income taxes.............  $      .74            $      .56
Cumulative effect of change in accounting
  for income taxes........................          --                   .09
                                            ----------            ----------
Net income per common share...............  $      .74            $      .65
                                            ==========            ==========
Weighted average common shares
  and equivalents outstanding - Note 2 ...   6,974,000             6,587,000
                                            ==========            ==========





          See accompanying notes to consolidated financial statements.

                                QUIKSILVER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Six months ended April 30,
                                                 ------------------------------
(Amounts in thousands)                                      1995        1994
- --------------------------------------------------------------------------------
Cash flows from operating activities:

   Net income ........................................    $ 5,154     $ 4,268

   Items in income not affecting cash:

      Depreciation and amortization ..................      1,099         990
      Provision for losses on accounts receivable ....        246         453
         Net loss on sale of fixed assets................      25          49

Change in operating assets and liabilities:
      Trade accounts receivable ......................     (9,134)    (13,966)
      Other receivables ..............................       (128)     (1,117)
      Inventories ....................................     (3,668)     (1,298)
      Prepaid expenses ...............................        (39)        116
      Other assets ...................................        (35)         28
      Accounts payable ...............................      1,100       1,812
      Accrued liabilities ............................      1,935         751
      Income taxes payable ...........................       (481)        178
                                                          -------     -------

Net cash used in operating activities.................     (3,926)     (7,736)

Cash flows from investing activities:
  Proceeds from sales of fixed assets.................        (25)        (20)
  Capital expenditures................................     (1,566)     (1,740)
Goodwill............................................           (4)     (3,791)
                                                          --------    --------
Net cash used in financing activities ................     (1,595)     (5,551)

Cash flows from financing activities:
   Borrowings on lines of credit......................     23,522      16,954
   Payments on lines of credit........................    (18,795)     (7,534)
Borrowings on notes payable........................         1,029         242
   Payments on notes payable..........................       (223)       (166)
   Proceeds from stock issued in connection with
     exercise of stock options .......................      1,623         742
                                                          -------     -------

Net cash provided by financing activities.............      7,156      10,238

Effect of exchange rate changes on cash...............        385         471
                                                          -------     -------

Net increase (decrease) in cash.......................      2,020      (2,578)

Cash at beginning of period ..........................        682       3,386
                                                          -------     -------

Cash at end of period ................................    $ 2,702     $   808
                                                          =======     =======

Supplementary Cash Flow Information:

Cash paid during the period for:
      Interest .......................................    $   627     $   365
      Income taxes ...................................      2,900       1,885


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

         The consolidated financial statements include the accounts of the
         parent    company and subsidiaries, which are wholly- owned.

         The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters ended April 30, 1995 and 1994. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the years ended October 31, 1994 and 1993. Interim results are not necessarily indicative of results for the full year due to seasonality and other factors.

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


3.       Inventories consist of the following:

                                                             April 30,             October 31,
                                                                1995                  1994
                                                            ------------           -----------
                   Raw Materials                            $10,207,000            $ 9,452,000
                   Work-In-Process                            3,454,000              3,467,000
                   Finished Goods                            11,616,000              8,690,000
                                                            -----------            -----------

                                                            $25,277,000            $21,609,000
                                                            ===========            ===========



         Inventories are valued at the lower of cost (first in, first out) or market.


4. Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method.

         The cumulative effect at November 1, 1993 of adopting this new statement was the recording of a net deferred asset and an increase to net income of $600,000 for the three months ended April 30, 1994.

                         PART I - FINANCIAL INFORMATION
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS - Three Months Ended April 30, 1995 as Compared to Three Months Ended April 30, 1994

Consolidated net sales for the second quarter increased 29.7% to $47,311,000 as compared to $36,468,000 in the same period of the prior year. Fiscal 1995 second quarter net sales, excluding Quiksilver Europe, increased 27.4% to $31,187,000 as compared to $24,482,000 in the same period of the prior year. This increase was primarily due to a greater acceptance of the Company's product lines. Fiscal 1995 second quarter net sales for Quiksilver Europe increased 34.5% to $16,124,000 as compared to $11,986,000 in the same period of the prior year. This increase was a result of a greater acceptance of the Company's product lines in Europe and a decrease in the French franc exchange rate.

Consolidated gross profit margin for the second quarter increased to 39.8% as compared to 39.1% in the same period of the prior year. Fiscal 1995 second quarter gross profit margin, excluding Quiksilver Europe, increased to 36.4% as compared to 35.9% in the same period of the prior year. This increase was primarily due to cost reduction measures and improved product forecasting resulting in a reduction in closing out selected finished goods inventory at below wholesale prices. Fiscal 1995 second quarter gross profit margin for Quiksilver Europe increased to 46.3% as compared to 45.5% in the same period of the prior year. This increase was primarily due to better sourcing, lower levels of markdowns and selling directly to more accounts in selected countries as opposed to using distributors.

Consolidated selling, general and administrative expense ("SG&A") for the second quarter increased 26.7% to $12,110,000 as compared to $9,555,000 in the same period of the prior year. Fiscal 1995 second quarter SG&A, excluding
Quiksilver Europe, increased   19.8% to $7,798,000 as compared to $6,508,000 in
the same period of the prior year. This increase was primarily due to increased sales volume. Fiscal 1995 second quarter SG&A expense for Quiksilver Europe increased 41.5% to $4,312,000 as compared to $3,047,000 in the same period of the prior year. This increase was primarily due to increased sales volume, direct selling and shipping into countries that were previously sold to by distributors and a decrease in the French franc exchange rate.

Consolidated royalty income for the second quarter increased to $247,000 as compared to $162,000 in the same period of the prior year. This increase was due to increased sales of domestically licensed products. The Company receives royalty income from its Mexico, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees.

Consolidated royalty expense for the second quarter increased to $615,000 as compared to $63,000 in the same period of the prior year. This increase was due to increased sales by Quiksilver Europe, which, as a licensee of Quiksilver International, pay royalties pursuant to a license agreement, and to an agreement with Quiksilver International, whereby Quiksilver International provided Quiksilver Europe with a one-time reduction in royalties in the second quarter of fiscal 1994 due to the increase in sales volume and expenses from directly selling and shipping into countries which were previously sold to by distributors.

Consolidated interest expense increased to $398,000 as compared to $213,000 in the same period of the prior year. This change was primarily due to a decrease in cash available for investment.

Consolidated net income for the second quarter increased 31.3% to $3,623,000 or $0.52 per common share as compared to $2,760,000 or $0.42 per common share in the same period of the prior year. This increase was primarily due to increased sales and gross profit margin, partially offset by increased SG&A, royalty and interest expense.

RESULTS OF OPERATIONS - Six Months Ended April 30, 1995 as Compared to Six Months Ended April 30, 1994

Consolidated net sales for the six months increased 33.3% to $80,969,000 as compared to $60,762,000 in the same period of the prior year. Fiscal 1995 six month net sales, excluding Quiksilver Europe, increased 31.2% to $53,425,000 as compared to $40,730,000 in the same period of the prior year. This increase was primarily due to a greater acceptance of the Company's product lines. Fiscal 1995 six month net sales for Quiksilver Europe increased 37.5% to $27,544,000 as compared to $20,032,000 in the same period of the prior year. This increase was a result of a greater acceptance of the Company's product lines in Europe and a decrease in the French franc exchange rate.

Consolidated gross profit margin for the six months increased to 39.2% as compared to 38.0% in the same period of the prior year. Fiscal 1995 six month gross profit margin, excluding Quiksilver Europe, increased to 36.0% as compared to 34.3% in the same period of the prior year. This increase was primarily due to cost reduction measures and improved product forecasting resulting in a reduction in closing out selected finished goods inventory at below wholesale prices. Fiscal 1995 six month gross profit margin for Quiksilver Europe decreased to 45.3% as compared to 45.6% in the same quarter of the prior year. This decrease was primarily due to higher levels of markdowns and a different mix of sales.

Consolidated SG&A for the six months increased 31.9% to $22,075,000 as compared to $16,740,000 in the same period of the prior year. Fiscal 1995 six month SG&A, excluding Quiksilver Europe, increased 25.2% to $14,118,000 as compared to $11,279,000 in the same period of the prior year. This increase was primarily due to increased sales volume. Fiscal 1995 six month SG&A for Quiksilver Europe increased 45.7% to $7,957,000 as compared to $5,461,000 in the same period of the prior year. This increase was primarily a result of increased sales volume and direct selling and shipping into countries that were previously sold to by distributors and a decrease in the French franc exchange rate.

Consolidated royalty income for the six months increased to $455,000 as compared to $421,000 in the same period of the prior year. This increase was due to increased sales of domestically licensed products.

Consolidated royalty expense for the six months increased to $1,037,000 as compared to $328,000 in the same period of the prior year. This increase was due to increased sales by Quiksilver Europe, and to an agreement with Quiksilver International, whereby Quiksilver International provided Quiksilver Europe with a one-time reduction in royalties in the second quarter of fiscal 1994 due to the increase in sale volume and expenses from directly selling and shipping into countries which were previously sold to by distributors.

Consolidated interest expense increased to $568,000 as compared to $309,000 in the same period of the prior year. This change was primarily due to a decrease in cash available for investment.

Consolidated income before cumulative effect of change in accounting for income taxes for the six months increased 40.5% to $5,154,000 or $0.74 per common share as compared to $3,668,000 or $0.56 per common share in the same period of the prior year. This increase in income was primarily due to increased sales and gross profit margin, partially offset by increased SG&A, royalty and interest expense.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements from funds generated by its operations and bank revolving lines of credit.

Working capital increased to $39,274,000 at April 30, 1995 as compared to $31,647,000 at October 31, 1994. The increase is primarily due to increased operating income.

Consolidated trade accounts receivable as of April 30, 1995 increased 29.7% to $38,862,000 from $29,974,000 at October 31, 1994. Trade accounts receivable, excluding Quiksilver Europe, increased 22.1% to $23,521,000 as compared to $19,270,000 at October 31, 1994. Quiksilver Europe's trade accounts receivable increased 43.3% to $15,341,000 from $10,704,000 at October 31, 1994. These increases are in line when compared to the same period of the prior year and to the 29.7% increase in sales for the quarter over last year.

Consolidated inventories as of April 30, 1995 increased 17.0% to $25,277,000 from $21,609,000 at October 31, 1994. Inventories, excluding Quiksilver Europe, increased 19.6% to $22,265,000 from $18,619,000 at October 31, 1994.
Quiksilver Europe's inventories increased .7% to $3,012,000 from $2,990,000 at October 31, 1994. These increases are primarily due to increased bookings for its lines, seasonal factors and the increase in new divisions and reorder business.

As the Company uses independent contractors for cutting, sewing and all other manufacturing of the Company's products domestically, and intends to continue to use independent contractors in the future, the Company has avoided significant capital expenditures. Although Quiksilver Europe cuts a significant amount of their production garments, the majority of all other manufacturing is performed by independent contractors, which allows Quiksilver Europe to also avoid significant capital expenditures. Fiscal 1995 six month capital expenditures were $1,566,000 as compared to $897,000 for the same period of the prior year.

Goodwill on the Company's balance sheets as of April 30, 1995 and October 31, 1994 consists primarily of the costs in excess over net assets acquired in the Quiksilver Europe and Raisins acquisitions.

To finance the Company's domestic seasonal working capital needs, the Company has available a revolving line of credit with a U.S. bank which is unsecured and which provides for a maximum financing of $20,000,000. The line of credit bears interest at 0.5% below the bank's reference rate for the first $16,000,000 drawn and at the bank's reference rate on all amounts drawn over $16,000,000. The line of credit expires April 29, 1996. The European operation also has available lines of credit, both secured and unsecured, with banks which provide for maximum financing of approximately $13,000,000. The lines of credit bear interest at 0.8% to 1.5% above the banks reference rates. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital requirements for the foreseeable future.

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

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that allowances for doubtful accounts at April 30, 1995 are adequate, the Company continually monitors developments
regarding its major customers.   Additional material financial difficulties
encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations. However, in management's opinion, there are adequate alternative retail customers such that the loss of any customer known to have financial difficulties will not have a significant long-term negative impact on the Company's future operations.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on March 24, 1995. At the Annual Meeting, the following directors were elected to serve on the Company's Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

                                  Votes            Votes                             Broker
                                  For              Against     Abstentions          No Votes
                                  ---              -------     -----------          --------
Robert B. McKnight, Jr.           5,364,371        146,126          0                0

Randall L. Herrel, Sr.            5,364,971        146,126          0                0

William M. Barnum, Jr.            5,464,371         46,726          0                0

Charles E. Crowe                  5,364,671        146,426          0                0

Michael H. Gray                   5,466,771         44,326          0                0

Robert G. Kirby                   5,466,671         44,426          0                0

Tom Roach                         5,464,334         46,763          0                0


The Company's stockholders also approved a proposal to amend the Company's Stock Option Plan to increase the maximum aggregate number of shares of Common Stock available for issuance granted pursuant to the Plan from 1,100,000 shares to 1,420,000 shares. With respect to the proposal to amend the Company's Stock Option Plan, there were 5,115,800 votes cast for the proposal, 385,386 votes cast against the proposal, 9,911 abstentions and no broker no-votes.

No other matters were voted on at the Annual Meeting.

Item 6  Exhibits and Reports on Form 8K

           (a)   Exhibits

                 10.1    Quiksilver Stock Option Plan, as amended March 24, 1995
                 10.2 Indemnity Agreement between William M. Barnum, Jr. and Registrant dated May 1, 1995
                 10.3 Indemnity Agreement between Michael H. Gray and Registrant dated May 1, 1995
                 10.4 Indemnity Agreement between Tom Roach and Registrant dated May 1, 1995
                 27.0    Financial Data Schedule

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUIKSILVER, INC., a Delaware Corporation


June 12, 1995                                  Randall L. Herrel, Sr.
                                      -----------------------------------------
                                               Randall L. Herrel, Sr.

                                               President,
                                               Chief Operating Officer
                                               and Secretary

June 12, 1995                                  Bert G. Fenenga
                                      -----------------------------------------
                                               Bert G. Fenenga
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Treasurer

                                 EXHIBIT INDEX


Exhibit                                                                                       Sequentially
Number                                             Description                                Numbered
- -------                                            -----------                                --------
10.1             Quiksilver, Inc. Stock, Option Plan, as  amended March 24, 1995

10.2 Indemnity Agreement between William M. Barnum, Jr. and Registrant dated May 1, 1995

10.3 Indemnity Agreement between Michael H. Gray and Registrant dated May 1, 1995

10.4             Indemnity Agreement between Tom Roach and Registrant dated
                 May 1, 1995

27.0             Financial Data Schedule