Form 10-Q
period 1995-07-31
QUIKSILVER INC
filed 1995-09-14
CIK 805305

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15131

                                QUIKSILVER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                  33-0199426
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

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

                                  COMMON STOCK
                                ----------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

    The number of shares outstanding of registrant's Common Stock, par value $.01 per share, at July 31, 1995 was 6,692,389.

==============================================================================

                                QUIKSILVER, INC.

                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION                                   PAGE NO.
------------------------------                                   --------
   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets:
                July 31, 1995 (Unaudited) and October 31, 1994.....  2

            Consolidated Statements of Income (Unaudited):
                Three Months Ended July 31, 1995 and 1994..........  3
                Nine Months Ended July 31, 1995 and 1994...........  4

            Consolidated Statements of Cash Flows (Unaudited):
                Nine Months Ended July 31, 1995 and 1994...........  5

            Notes to Consolidated Financial Statements.............  6

   Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations......  7

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K....................... 10

SIGNATURES......................................................... 10


                         PART I - FINANCIAL INFORMATION
                   Item 1.  Consolidated Financial Statements

                                QUIKSILVER, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                       July 31,        October 31,
(Amounts in thousands except share data)                 1995              1994
----------------------------------------              ---------        -----------
Current Assets:
   Cash and cash equivalents....................       $   979           $   682
   Trade accounts receivable, less allowance
           for doubtful accounts of $2,948
           (1995) and $2,202 (1994).............        36,220            29,974
   Other receivables............................         1,390             1,548
   Inventories - Note 3.........................        32,623            21,609
   Prepaid expenses.............................         1,323               917
                                                       -------           -------
           Total current assets.................        72,535            54,730

Equipment, less accumulated depreciation and
   amortization of $7,444 (1995) and
   $6,194 (1994)................................         7,106             6,133
Trademark and consulting agreement, less
   accumulated amortization of $1,260 (1995)
   and $1,185 (1994)............................         1,720             1,833
Goodwill, less accumulated amortization of
   $2,351 (1995) and $1,899 (1994)..............        15,764            16,209
Other assets....................................         1,625             1,565
                                                       -------           -------
                                                       $98,750           $80,470
                                                       =======           =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Lines of credit..............................       $ 8,033           $10,100
   Accounts payable.............................        10,392             5,157
   Accrued liabilities..........................         8,840             5,024
   Current portion of notes payable.............           235               390
   Income taxes payable.........................         3,102             2,412
                                                       -------           -------
           Total current liabilities............        30,602            23,083

Notes payable...................................         3,392             2,449
                                                       -------           -------
           Total liabilities....................        33,994            25,532

Stockholders' equity
   Preferred stock, $.01 par value, authorized
     shares 5,000,000; issued and outstanding
     shares - none..............................            --                --
   Common stock, $.01 par value, authorized
     shares 10,000,000; issued and outstanding
     shares 6,692,389 (1995) and 6,521,422
     (1994).....................................            67                65
   Additional paid-in-capital...................        13,238            11,551
   Retained earnings............................        50,193            42,727
   Cumulative foreign currency translation
     gain.......................................         1,258               595
                                                       -------           -------
         Total stockholders' equity.............        64,756            54,938
                                                       -------           -------
                                                       $98,750           $80,470
                                                       =======           =======





          See accompanying notes to consolidated financial statements.

                                QUIKSILVER, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                            Three months ended July 31,
                                                           ----------------------------
(Amounts in thousands except share data)                      1995             1994
----------------------------------------                   ----------       -----------
Net sales.........................................         $   42,738       $   29,169
Cost of goods sold................................             26,606           17,975
                                                           ----------       ----------
Gross profit......................................             16,132           11,194
                                                           ----------       ----------
Operating expenses:
   Selling general and administrative
     expenses.....................................             11,446            8,434
   Royalty income.................................               (242)            (223)
   Royalty expense................................                500              281
                                                           ----------       ----------
     Total operating expenses.....................             11,704            8,492
                                                           ----------       ----------
Operating income..................................              4,428            2,702
Interest income...................................                 (2)              --
Interest expense..................................                251              166
Gain on foreign currency exchange.................               (155)             (55)
Loss on foreign currency exchange.................                273              149
Other expense.....................................                 91               21
                                                           ----------       ----------
Income before provision for income taxes..........              3,970            2,421
Provision for income taxes - Note 4...............              1,662              916
                                                           ----------       ----------
Net income........................................         $    2,308       $    1,505
                                                           ==========       ==========

Net income per common share.......................         $      .33       $      .23
                                                           ==========       ==========

Weighted average common shares and
   equivalents outstanding - Note 2...............          7,008,000        6,629,000
                                                           ==========       ==========





          See accompanying notes to consolidated financial statements.

                                QUIKSILVER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                               Nine months ended July 31,
                                                               --------------------------
(Amounts in thousands except share data)                         1995             1994
----------------------------------------                         ----             ----
Net sales.........................................           $  123,707       $   89,931
Cost of goods sold................................               75,860           55,640
                                                             ----------       ----------
____ Gross profit.................................               47,847           34,291
                                                             ----------       ----------

Operating expenses:
   Selling general and administrative
     expenses.....................................               33,521           25,174
   Royalty income.................................                 (697)            (644)
   Royalty expense................................                1,537              609
                                                             ----------       ----------
     Total operating expenses.....................               34,361           25,139
                                                             ----------       ----------
Operating income..................................               13,486            9,152
Interest income...................................                   (9)              (1)
Interest expense..................................                  819              475
Gain on foreign currency exchange.................                 (510)            (173)
Loss on foreign currency exchange.................                  501              247
Other expense.....................................                  188              101
                                                             ----------       ----------
Income before provision for income taxes and
   cumulative effect of change in accounting
   for income taxes...............................               12,497            8,503
Provision for income taxes - Note 4 ..............                5,035            3,330
                                                             ----------       ----------
Income before cumulative effect of change
   in accounting for income taxes.................                7,462            5,173
                                                             ----------       ----------
Cumulative effect of change in accounting
   for income taxes...............................                   --              600
                                                             ----------       ----------
Net income........................................           $    7,462       $    5,773
                                                             ==========       ==========

Income per common share before cumulative effect
   of change in accounting for income taxes.......                 1.06              .78
Cumulative effect of change in accounting
   for income taxes...............................                   --              .09
                                                             ----------       ----------
Net income per common share.......................           $     1.06       $      .87
                                                             ==========       ==========

Weighted average common shares and
   equivalents outstanding - Note 2...............            7,017,000        6,628,000
                                                             ==========       ==========





          See accompanying notes to consolidated financial statements.

                                QUIKSILVER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Nine months ended July 31,
                                                               --------------------------
(Amounts in thousands)                                           1995              1994
----------------------                                         --------          --------
Cash flows from operating activities:

   Net income........................................          $  7,462          $  5,639

   Items in income not affecting cash:
      Depreciation and amortization..................             1,685             1,104
      Provision for losses on accounts receivable....               790               657
      Loss on sale of fixed assets...................                25                86

   Change in operating assets and liabilities:
      Trade accounts receivable......................            (7,036)          (10,820)
      Other receivables..............................               158              (991)
      Inventories....................................           (11,014)           (6,094)
      Prepaid expenses...............................              (406)               32
      Other assets...................................               (60)               53
      Accounts payable...............................             5,235             3,322
      Accrued liabilities............................             3,816             1,333
      Income taxes payable...........................               690               (72)
                                                               --------          --------
Net cash provided by (used in) operating activities..             1,345            (5,751)
                                                               --------          --------
Cash flows from investing activities:

   Proceeds from sales of fixed assets...............               (25)              (25)
   Capital expenditures..............................            (2,093)           (1,518)
   Goodwill..........................................                (7)           (3,795)
                                                               --------          --------
Net cash used in investing activities................            (2,125)           (5,338)
                                                               --------          --------
Cash flows from financing activities:
   Borrowings on lines of credit.....................            29,065            29,953
   Payments on lines of credit.......................           (31,132)          (24,017)
   Borrowings on notes payable.......................             1,040               430
   Payments on notes payable.........................              (252)              (61)
   Proceeds from stock issued in connection
     with exercise of stock options..................             1,693               783
                                                               --------          --------
Net cash provided by financing activities............               414             7,088
                                                               --------          --------
Effect of exchange rate changes on cash..............               663               766
                                                               --------          --------
Net increase (decrease) in cash......................               297            (3,235)

Cash at beginning of period..........................               682             3,386
                                                               --------          --------

Cash at end of period................................          $    979               151
                                                               ========          ========

Supplementary cash flow information:

Cash paid during the period for:
   Interest..........................................          $    805          $    571
   Income taxes......................................             4,798             3,364

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

The consolidated financial statements include the accounts of the parent company and subsidiaries, which are wholly owned.

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters ended July 31, 1995 and 1994. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the years ended October 31, 1994 and 1993. Interim results are not necessarily indicative of results for the full year due to seasonality and other factors.

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

3.   Inventories consist of the following:

                                        July 31,       October 31,
                                         1995             1994
                                      -----------      -----------
        Raw Materials                 $11,560,000      $ 9,452,000
        Work-In-Process                 3,033,000        3,467,000
        Finished Goods                 18,030,000        8,690,000
                                      -----------      -----------
                                      $32,623,000      $21,609,000
                                      ===========      ===========

Inventories are valued at the lower of cost (first in, first out) or market.

4. Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement changed the Company's method of accounting for income taxes from the deferred method to as asset and liability method.

The cumulative effect at November 1, 1993 of adopting SFAS 109 was the recording of a net deferred asset and an increase to net income of $600,000 for the three months ended January 31, 1994.

                         PART I - FINANCIAL INFORMATION
           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


RESULTS OF OPERATIONS - Three Months Ended July 31, 1995 as Compared to Three Months Ended July 31, 1994

Consolidated net sales for the third quarter increased 46.5% to $42,738,000 as compared to $29,169,000 in the same period of the prior year. Fiscal 1995 third quarter net sales, excluding Quiksilver Europe, increased 40.0% to $29,750,000 as compared to $21,250,000 in the same period of the prior year. This increase was primarily due to the a greater acceptance of the Company's product lines. Fiscal 1995 third quarter net sales for Quiksilver Europe increased 64.0% to $12,988,000 as compared to $7,919,000 in the same period of the prior year. This increase was a result of a greater acceptance of the Company's product lines in Europe and a decrease in the French franc exchange rate.

Consolidated gross profit margin for the third quarter decreased to 37.7% as compared to 38.4% in the same period of the prior year. Fiscal 1995 third quarter gross profit margin, excluding Quiksilver Europe, decreased to 35.5% as compared to 36.1% in the same period of the prior year. This decrease was primarily due to closing out selected finished goods inventory at below wholesale prices. Fiscal 1995 third quarter gross profit margin for Quiksilver Europe decreased to 42.8% as compared to 44.6% in the same period of the prior year. This decrease was primarily due to closing out selected finished goods inventory at below wholesale prices.

Consolidated selling, general and administrative expense ("SG&A") for the third quarter increased 35.7% to $11,446,000 as compared to $8,434,000 in the same period of the prior year. Fiscal 1995 third quarter SG&A, excluding Quiksilver Europe, increased 30.6% to $7,213,000 as compared to $5,521,000 in the same period of the prior year. This increase was primarily due to increased sales volume. Fiscal 1995 third quarter SG&A for Quiksilver Europe increased 45.3% to $4,233,000 as compared to $2,913,000 in the same period of the prior year. This increase was primarily due to increased sales volume and a decrease in the French franc exchange rate.

Consolidated royalty income for the third quarter increased 8.5% to $242,000 as compared to $223,000 in the same period of the prior year. This increase was due to increased sales of domestically licensed products. The Company receives royalty income from its Mexico, wetsuit, watch, sunglass and outlet store licensees as well as Raisins international licensees.

Consolidated royalty expense for the third quarter increased to $500,000 as compared to $281,000 in the same period of the prior year. This increase was primarily due to increased sales by Quiksilver Europe, which, as a licensee of Quiksilver International, pay royalties pursuant to a license agreement.

Consolidated interest income increased to $2,000 from none in the same period of the prior year. Consolidated interest expense increased to $500,000 as compared to $166,000 in the same period of the prior year. The changes were primarily due to a decrease in cash available for investment.

Consolidated net income for the third quarter increased 53.4% to $2,308,000 or $0.33 per common share as compared to $1,505,000 or $0.23 per common share in the same period of the prior year. The increase in net income was primarily due to increased sales, partially offset by decreased gross profit margin, in addition to increased SG&A, royalty and interest expense.

RESULTS OF OPERATIONS - Nine Months Ended July 31, 1995 as Compared to Nine Months Ended July 31, 1994

Consolidated net sales for the nine months increased 37.6% to $123,707,000 as compared to $89,931,000 in the same period of the prior year. Fiscal 1995 nine month net sales, excluding Quiksilver Europe, increased 34.2% to $83,175,000 as compared to $61,980,000 in the same period of the prior year. This increase was primarily due to a greater acceptance of the Company's product lines. Fiscal 1995 nine month net sales for Quiksilver Europe increased 45.0% to $40,532,000 as compared to $27,951,000 in the same period of the prior year. This increase was a result of a greater acceptance of the Company's product lines in Europe and a decrease in the French franc exchange rate.

Consolidated gross profit margin for the nine months increased to 38.7% as compared to 38.1% in the same period of the prior year. Fiscal 1995 nine month gross profit margin, excluding Quiksilver Europe, increased to 35.8% as compared to 34.9% in the same period of the prior year. This increase was primarily due to cost reduction measures and improved product forecasting resulting in a reduction in closing out selected finished goods inventory at below wholesale prices. Fiscal 1995 nine month gross profit margin for Quiksilver Europe decreased to 44.5% as compared to 45.3% in the same quarter of the prior year. This decrease was primarily due to higher levels of markdowns and a different mix of sales.

Consolidated selling, general and administrative expense ("SG&A") for the nine months increased 33.2% to $33,521,000 as compared to $25,174,000 in the same period of the prior year. Fiscal 1995 nine month SG&A, excluding Quiksilver Europe, increased 27.0% to $21,331,000 as compared to $16,800,000 in the same period of the prior year. This increase was primarily due to increased sales volume. Fiscal 1995 nine month SG&A for Quiksilver Europe increased 45.6% to $12,190,000 as compared to $8,374,000 in the same period of the prior year. This increase was primarily a result of increased sales volume and direct selling and shipping into countries that were previously sold to by distributors and a decrease in the French franc exchange rate.

Consolidated royalty income for the nine months increased 8.4% to $698,000 as compared to $644,000 in the same period of the prior year. This increase was due to increased sales of domestically licensed products. The Company receives royalty income from its Mexico, wetsuit, watch, sunglass and outlet store licensees as well as Raisins international licensees.

Consolidated royalty expense for the nine months increased 152.5% to $1,538,000 as compared to $609,000 in the same period of the prior year. This increase was primarily due to increased sales by Quiksilver Europe, which, as a licensee of Quiksilver International, pay royalties pursuant to a license agreement in addition to an agreement with Quiksilver International, whereby Quiksilver International provided Quiksilver Europe with a one-time reduction in royalties in the second quarter of fiscal 1994 due to the increase in sales volume and expenses from directly selling and shipping into countries which were previously sold to by distributors.


Consolidated interest income increased to $9,000 compared to $1,000 in the same period of the prior year. Consolidated interest expense increased to $819,000 as compared to $475,000 in the same period of the prior year. The changes were primarily due to a decrease in cash available for investment.

Consolidated income before cumulative effect of change in accounting for income taxes for the nine months increased 44.2% to $7,462,000 or $1.06 per common share as compared to $5,173,000 or $0.78 per common share in the same period of the prior year. This increase was primarily due to increased sales and gross profit margin, partially offset by increased SG&A, royalty and interest expense.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements from funds generated by its operations and bank revolving lines of credit.

Working capital increased to $41,933,000 at July 31, 1995 as compared to $31,647,000 at October 31, 1994. The increase is primarily due to increased operating income.

Consolidated trade accounts receivable as of July 31, 1995 increased 20.8% to $36,220,000 from $29,974,000 at October 31, 1994. Trade accounts receivable, excluding Quiksilver Europe, increased 16.5% to $22,449,000 as compared to $19,270,000 at October 31, 1994. Quiksilver Europe's trade accounts receivable increased 28.7% to $13,771,000 from $10,704,000 at October 31, 1994. These increases are in line when compared to the same period of the prior year and to the 46.5% increase in sales for the quarter over the same quarter last year.

Consolidated inventories as of July 31, 1995 increased 51.0% to $32,623,000 from $21,609,000 at October 31, 1994. Inventories, excluding Quiksilver Europe, increased 29.7% to $24,149,000 as compared to $18,619,000 at the same time last year. Quiksilver Europe's inventories increased 184.4% to $8,474,000 from $2,990,000 at October 31, 1994. These increases are primarily due to increased bookings for its lines as well as seasonal factors.

As the Company uses independent contractors for cutting, sewing and all other manufacturing of the Company's products, and intends to continue to use independent contractors in the future, the Company has avoided significant capital expenditures. Fiscal 1995 nine month capital expenditures were $2,093,000 as compared to $897,000 for the same period of the prior year.

Goodwill on the Company's balance sheets as of July 31, 1995 and October 31, 1994 consists primarily of the costs in excess over net assets acquired in the Quiksilver Europe and Raisin's acquisitions.

To finance the Company's seasonal working capital needs, the Company has available a revolving line of credit with a U.S. bank which is unsecured and which provides for a maximum financing of $20,000,000. The line of credit bears interest at 0.5% below the bank's reference rate for the first $16,000,000 drawn and at the bank's reference rate on all amounts drawn over $16,000,000. The line of credit expires April 29, 1996. The European operation also has available lines of credit, both secured and unsecured, with banks which provide for maximum financing of approximately $17,500,000. The lines of credit bear interest at 0.8% to 1.5% above the bank's reference rates. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital requirements for the foreseeable future.

Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. The effect of initially adopting SFAS 109 was accounted for as a cumulative effect of an accounting change and resulted in an increase in earnings for the first quarter of fiscal 1994 of $600,000.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of the customers. While management believes that allowances for doubtful accounts at July 31, 1995 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations. However, in management's opinion, there are adequate alternative retail customers such that the loss of any customer known to have financial difficulties will not have a significant long-term negative impact on the Company's future operations.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

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


                                       QUIKSILVER, INC., a Delaware Corporation


September 11, 1995                              Randall L. Herrel, Sr.
                                       ----------------------------------------
                                                Randall L. Herrel, Sr.

                                                President,
                                                Chief Operating Officer
                                                and Secretary


September 11, 1995                              Bert G. Fenenga
                                       ----------------------------------------
                                                Bert G. Fenenga

                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Treasurer