Form 10-K405
period 1995-10-31
QUIKSILVER INC
filed 1996-01-26
CIK 805305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-15131

                                QUIKSILVER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF                                   NAME OF EACH EXCHANGE
                 EACH CLASS                                   ON WHICH REGISTERED
---------------------------------------------    ---------------------------------------------
                    None                                             None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  Common Stock
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                              ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of December 31, 1995 was $218,037,000 based on the number of shares outstanding on such date and a last sale price for the Common Stock on such date of $34.1875 as reported on the NASDAQ National Market System.

     As of December 31, 1995, there were 6,795,938 shares of the Registrant's Common Stock issued and outstanding.

     PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
Item 1.     BUSINESS...................................................................    1
            Introduction...............................................................    1
            Products...................................................................    1
            Product Design.............................................................    2
            Promotion and Advertising..................................................    2
            Customers and Sales........................................................    3
            Seasonality................................................................    4
            Production and Raw Materials...............................................    4
            Imports and Import Restrictions............................................    5
            Trademark License Agreements...............................................    5
            Competition................................................................    6
            Employees..................................................................    6
            Research and Development...................................................    6
            Environmental Matters......................................................    6
            Acquisitions...............................................................    6
Item 2.     PROPERTIES.................................................................    7
Item 3.     LEGAL PROCEEDINGS..........................................................    7
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.........................    7

PART II
Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS....................................................................    7
Item 6.     SELECTED FINANCIAL DATA....................................................    8
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.................................................................    8
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................   12
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.................................................................   12

PART III
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................   12
Item 11.    EXECUTIVE COMPENSATION.....................................................   12
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............   12
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................   12
PART IV
Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
            FORM 8-K...................................................................   13
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE............   14
SIGNATURES.............................................................................   29
EXHIBIT INDEX

                                     PART I
ITEM 1.  BUSINESS

     References to the "Registrant" or the "Company" are to Quiksilver, Inc., a Delaware corporation, unless the context indicates otherwise.

INTRODUCTION

     The Company designs, arranges for the manufacture of, and distributes casual sportswear, beachwear and snowboardwear primarily for young men and boys under various labels, including; "Quiksilver", "Roxy", "Pirate Surf" and "Que". The Company's products for domestic sales are made primarily in the U.S.A. and sold at approximately 7,800 surf shop, specialty store, and selected department store locations. The Company's products for European sales are made primarily in Europe and India and sold at approximately 2,000 surf shop, specialty store, and selected department store locations. The Company's clothing is distinguished by its youthful styling, innovative design, and quality of workmanship. Effective November 1, 1993, the Company acquired substantially all the assets of The Raisin Company, Inc., ("Raisins") and all of the stock of ATI Apparel Trade International ("ATI"), the holder of the international rights to the "Raisins" trademarks (see "Item 1. Acquisitions"). In fiscal 1991, the Company acquired Na Pali, S.A. ("Quiksilver Europe"), a privately held French company that holds the license to market
"Quiksilver" products in Europe. The Company was incorporated in California in 1976 and was reincorporated in Delaware in 1986.

PRODUCTS

     The Company was originally formed for the purpose of selling "Quiksilver" swimwear, or "boardshorts", in the United States. Since that time, the Company has expanded its product lines to include shirts, walkshorts, t-shirts, fleece, pants, jackets, accessories, and snowboardwear. In fiscal 1991, the Company added junior swimwear sold under the "Roxy" label and young men's clothing under the "Pirate Surf" label to its product lines. In fiscal 1992, the Company added men's sportswear sold under the "Que" label and, beginning in fiscal 1994, the Company added the junior swimwear labels "Raisins", "Leilani Jones" and "Radio Fiji" through its acquisition of The Raisin Company, Inc. (see "Item 1. Acquisitions"). The following table shows the approximate percentage of worldwide sales attributable to each of the Company's major products during fiscal 1995, 1994, and 1993.

                                                               PERCENTAGE OF SALES
                                                             ------------------------
        PRODUCTS                                             1995      1994      1993
        --------                                             ----      ----      ----
        T-Shirts...........................................   22%       20%       17%
        Shirts.............................................   17%       20%       25%
        Shorts (boardshorts and walkshorts)................   14%       16%       24%
        Juniors............................................   12%       12%        1%
        Fleece.............................................   10%        9%        6%
        Accessories........................................    8%        6%        5%
        Jackets............................................    6%        6%        6%
        Snowboardwear/Skiwear..............................    5%        6%        7%
        Pants..............................................    5%        4%        6%
        Other..............................................    1%        1%        3%
                                                             ---       ---       ---
             Total.........................................  100%      100%      100%
                                                             ===       ===       ===

     Although the Company's products are generally available throughout the year, most are sold by season, with shorts, t-shirts and juniors sold primarily during the spring and summer seasons, and pants, shirts, fleece, jackets and snowboardwear sold primarily during the fall and holiday seasons.

     The Company believes that the typical domestic retail prices for its products range from approximately $15 for a t-shirt and $34 for a typical short to $230 for a snowboard jacket. Additionally, the Company believes that the typical retail prices for its Quiksilver European products range from approximately $30 for a t-shirt and $60 for a typical short to $180 for a snowboard jacket.

PRODUCT DESIGN

     The Company's products, most of which are designed by the Company, are distinguished by youthful styling, innovative design and quality of workmanship. The Company's management is actively involved in product design. Design concepts are primarily based on the Company's own research, development and design activities. The Company has an agreement with Quiksilver International Pty., Ltd., an Australian company ("Quiksilver International"), to share samples and patterns for new products sold under the "Quiksilver" name by the Company and licensees of Quiksilver International located in Argentina, Australia, Brazil, Canada, Chile, Indonesia, Japan, New Zealand, South Africa, South Korea and Turkey.

PROMOTION AND ADVERTISING

     The Company's strategy is to promote an image associated with surfing, and boardriding activities. The Company believes the "Quiksilver" image and reputation for quality and style has facilitated, and will continue to facilitate, the introduction and acceptance of new products.

     Members of the Company's management and many of its sales representatives are involved in surfing, snowboarding and other sporting activities which the Company believes enhance the "Quiksilver" image and provide valuable insights into product design.

     To promote the Company's image and products, the Company advertises in magazines such as "Surfer", "Surfing", and "Snowboarding" in the United States and "Wind" and "Surf Session" in Europe. The Company also sponsors professional surfers, snowboarders and windsurfers, both on a national and international basis. The Company actively promotes its image and products among teenagers and young adults. It has formed a Quiksilver Team comprised of teenagers throughout the United States who are generally recognized as among the most accomplished surfers in their high school or community. Quiksilver Europe sponsors young surfers as well. The Company also participates in trade shows which are held throughout the United States and Europe.

     The Company and Quiksilver International are parties to an agreement whereby the Company pays Quiksilver International $280,000 a year to promote the "Quiksilver" name and logo worldwide through December 1996. The Company also pays Quiksilver International a promotional fee equal to 1% of Quiksilver Europe's net sales. These promotional fees have historically been used by Quiksilver International to sponsor an international team of leading surfers, windsurfers and snowboarders, produce promotional movies and videos featuring surfers, windsurfers and snowboarders wearing "Quiksilver" products, and organize and fund surfing and windsurfing contests worldwide. Trademark protection for the "Quiksilver" name and logo, as well as the Company's other labels and logos, continue for so long as the Company can show continued use. The Company believes that trademark protection of its names and logos is important for the Company's business.

     The Company believes that its future success will be dependent on its ability, among other things, to continue to promote products consistent with its image, maintain an image which is viewed as attractive among the retail purchasers of its products, and anticipate and respond to changing consumer demands and tastes.

CUSTOMERS AND SALES

     The Company's policy is to sell to customers who merchandise the Company's products in a manner consistent with the Company's image and the quality of its products. Sales of "Quiksilver" products were initially made exclusively to surf shops. The Company later expanded its customer base to include specialty stores and upscale department stores. During fiscal 1995, the Company's products were sold to customers in approximately 9,800 locations worldwide. Of the Company's consolidated net sales for fiscal 1995, approximately 89% resulted from sales to surf shops, specialty stores and all other non-department store accounts and 11% resulted from sales to department stores. In fiscal 1994, sales to surf shops, specialty stores and non-department stores accounted for approximately 88% of the Company's net sales while sales to department stores equaled approximately 12%.

     The Company currently sells its products to a number of department stores, including Macy's (northern California), Nordstrom, the Broadway (southern California and Arizona), Robinson's/May (southern California), Burdines (Florida), The Bon (northwest) and Liberty House (Hawaii) in the United States; and Le Printemps and Galeries Lafayette in France and Harrods and Lillywhites in Great Britian.

     During fiscal 1995, approximately 13% of the Company's consolidated net sales were made to the Company's ten largest customers. No single customer accounted for more than 3% of the Company's consolidated net sales during fiscal 1995. Quiksilver Europe accounted for 33% of the Company's consolidated net sales during fiscal 1995. Fiscal 1995 foreign sales (primarily to Central and South America) from the U.S. were less than 6% of total net sales.

     Sales of the Company's products are made by 109 independent sales representatives and sub-representatives in the United States and Europe and four distributors in Europe. The Company's sales representatives are generally compensated on a commission basis. Of the Company's domestic net sales during fiscal 1995, approximately 54% resulted from sales to customers located on the west coast of the United States, approximately 21% resulted from sales to customers located on the east coast of the United States (primarily Florida, New Jersey, New York and North Carolina), approximately 6% resulted from sales to customers in Hawaii, and approximately 19% resulted from sales to customers located in other areas of the United States. Of the Company's European net sales during fiscal 1995, approximately 51% resulted from sales to customers located in France, 9% in Germany, 8% in England, 7% in Spain, 3% in Belgium, 3% in Switzerland, 3% in Holland, 3% in Portugal, 3% in Italy, with the remaining approximately 10% spread throughout other countries.

     The Company generally sells its products to domestic customers on a net-30 to 60 day basis and in Europe on a net-30 to 90 day basis depending on the country and whether the Company sells directly into the country or to a distributor. The Company has no cooperative advertising programs with its customers and generally does not reimburse its customers for marketing expenses such as fixtures and signs. The Company does not generally participate in markup or markdown programs with its customers nor does it offer goods on consignment.

     For additional information regarding the Company's revenues, operating profits and identifiable assets attributable to the Company's domestic and foreign operations, see Note 11 of the "Notes to Consolidated Financial Statements".

SEASONALITY

     The Company's net sales fluctuate from quarter to quarter, as exemplified by the quarterly consolidated net sales set forth below for fiscal years 1995, 1994 and 1993.

                                                 CONSOLIDATED NET SALES (UNAUDITED)
                                 ------------------------------------------------------------------
                                        1995                    1994                    1993
                                 -------------------     -------------------     ------------------
     FISCAL QUARTER ENDING        AMOUNT     PERCENT      AMOUNT     PERCENT     AMOUNT     PERCENT
     ---------------------       --------    -------     --------    -------     -------    -------
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
January 31.....................  $ 33,658     19.5%      $ 24,294     19.3%      $19,039      20.1%
April 30.......................    47,311     27.4         36,468     28.9        28,501      30.1
July 31........................    42,738     24.7         29,169     23.1        22,355      23.6
October 31.....................    49,080     28.4         36,240     28.7        24,745      26.2
                                 --------    -----       --------    -----       -------     -----
     Total.....................  $172,787    100.0%      $126,171    100.0%      $94,640     100.0%
                                 ========    =====       ========    =====       =======     =====

     Sales are subject to seasonal fluctuations as a result of the Company's product mix.

PRODUCTION AND RAW MATERIALS

     For its domestic operations, the Company hires independent contractors located primarily in southern California to manufacture its clothing and accessories. During fiscal 1995, offshore production for such operations accounted for approximately 17% of clothing and accessories produced. For its European operations, the Company hires independent contractors located primarily in France, Portugal, China, Italy and Morocco to manufacture the majority of its clothing and accessories.

     In general, the Company provides patterns and fabric to independent cutting contractors to begin the production process. After the fabric is cut, it passes through various processes which may include sewing, washing, dyeing, embroidering and screening. These processes occur in different orders based on the design and style of the product. The Company's quality control inspectors and production managers monitor the quality of the goods from the initial receiving of raw materials through the various processing stages until the completed garment is delivered to the Company's distribution centers. No formal contractual obligations exist between the Company and its independent manufacturing contractors.

     Goods are manufactured and processed on an order-by-order basis. During fiscal 1995, no single sewing contractor produced more than approximately 13% of the Company's consolidated garment production. The Company believes that numerous qualified contractors are available to provide additional capacity on an as-needed basis. The Company believes it enjoys a favorable ongoing relationship with its independent manufacturing contractors.

     During fiscal 1995, approximately 87% of the Company's consolidated raw material fabric/trim purchases, and 98% of its domestic raw material fabric/trim purchases, consisted of materials made in the United States. The remaining raw material fabric/trim was purchased either directly from sources in Japan, France, India, Hong Kong and the United Kingdom; or from suppliers located in the United States who had acquired some of their products from foreign sources. No single fabric supplier accounted for more than 9% of the Company's consolidated expenditures for raw material purchases during that period.

     Although the Company does not have any formal long-term arrangements with its suppliers, it believes it has established solid working relationships over many years with vendors that the Company believes are financially stable and reputable. As the Company has grown, it believes that appropriate and sufficient planning has been performed to ensure that current suppliers can provide increased levels of raw materials as required by production demands. In addition, alternate and/or backup suppliers are researched, tested, and added as needed. To date, the Company has not experienced, nor does it anticipate any significant difficulties in satisfying its raw materials require-ments. However, in the event of any unanticipated substantial disruption of the Company's relationship with its key existing raw materials suppliers, there could be a short-term adverse effect on the Company's operations.

     The Company attempts to keep only enough finished product in stock to meet sales commitments and anticipated orders and reorders on a seasonal basis. In the United States, the Company believes that it is capable of being responsive to its customers' continually changing needs because it primarily utilizes local contractors that can produce garments in six to eight weeks versus non-domestic contractors who typically require between eight and fourteen weeks. While Quiksilver Europe produces a higher percentage of garments outside of France, the Company believes it has sufficient production facilities and contractors in France to respond to customers' needs.

IMPORTS AND IMPORT RESTRICTIONS

     The Company has for some time imported finished goods and raw materials for its domestic operations under multilateral and bilateral trade agreements between the United States and a number of foreign countries, including Hong Kong, India and Japan. These agreements impose quotas on the amount and type of textile and apparel products which can be imported into the United States from the affected countries. The Company does not anticipate that these restrictions will materially or adversely affect its operations since it would be able to meet its needs domestically or from countries not affected by the restrictions on an annual basis.

     Quiksilver Europe operates in the European Economic Community ("EEC") among which there are few trade barriers. Quiksilver Europe also sells to 6 other countries united in another trade union which has some restrictions on imports of textile products and their sources. For production, Quiksilver Europe operates under constraints imposed on imports of finished goods and raw materials from outside the EEC including quotas and duty charges. The Company does not anticipate that these restrictions will materially or adversely impact its operations since it has always operated under such constraints and the trend in Europe is toward unification.

TRADEMARK LICENSE AGREEMENTS

     The Company owns all rights to use the "Quiksilver" name, logo, and trademark in the United States, Puerto Rico and Mexico. The Company has licensed its rights to use the "Quiksilver" name, logo, and trademark in Mexico in exchange for royalties of 4.50% of net sales after Mexican taxes. Additionally, the Company has licensed its right to use the "Quiksilver" name and logo on watches, sunglasses and wetsuits in exchange for royalties of 7%, 7% and 4% of net sales, respectively, which expire between 1997 and 2002.

     In 1992, the Company entered into a European trademark license and manufacturing agreement (the "Trademark Agreement") with Quiksilver International. The Trademark Agreement, which superseded a previously existing agreement, provides that the Company can sell products under the "Quiksilver" trademark and trade name through 2012 in the territories covered by the Trademark Agreement (primarily western Europe). In consideration of the rights granted under the Trademark Agreement, the Company pays to Quiksilver International a royalty, on a monthly basis as follows:

     (a) For any year in which Quiksilver Europe's net sales total 150,000,000 French francs (approximately $30,575,000 at October 31, 1995) or less, the total royalty is 4% of net sales for that year, up to a maximum royalty of 4,500,000 French francs (approximately $917,000 at October 31, 1995) and;

     (b) For any year in which Quiksilver Europe's net sales total greater than 150,000,000 French francs, the total royalty is 4,500,000 French francs plus an amount equal to 3% of Quiksilver Europe's net sales for that year in excess of 150,000,000 French francs.

     The Trademark Agreement also requires the Company to pay a quarterly promotional fee of 1% of Quiksilver Europe's net sales to Quiksilver International.

COMPETITION

     The market for beachwear, snowboardwear and casual sportswear is competitive. In the Company's markets, the principal competitors include companies such as Billabong, Rusty and Stussy in the United States and Oxbow, Chimsee and O'Neill in Europe. The Company believes that it has revenues and capital resources approximately equal to or greater than most of its competitors in its market.

     In the snowboardwear market, the Company believes that no single snowboardwear competitor is dominant. However, the Company believes its revenues from snowboardwear are substantially below many of its competitors in the snowboardwear market.

     The Company's ability to evaluate and respond to changing consumer demands and tasks is critical to its success. The Company believes that consumer acceptance depends on product, image, design, fit and quality, and, consequently, has developed an experienced staff of designers, artists, merchandisers, pattern makers, and cutting and sewing contractors which the Company believes has helped the Company remain in the forefront of design in the areas in which it competes. The Company believes, however, that its continued success will depend on its ability to promote its image and to design products acceptable to the marketplace.

EMPLOYEES

     On October 31, 1995, the Company employed an aggregate of approximately 454 persons worldwide, of whom approximately 270 were production, operations and shipping employees, approximately 170 served in administrative or clerical capacities and 14 served in executive capacities. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. The Company considers its working relationships with its employees to be good.

RESEARCH AND DEVELOPMENT

     During the last three fiscal years, the Company did not incur any material research and development expenses.

ENVIRONMENTAL MATTERS

     During the last three fiscal years, compliance with environmental laws and regulations did not have a significant impact on the Company's capital expenditures, earnings or competitive position. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities during the next fiscal year.

ACQUISITIONS

     Effective November 1, 1993, the Company acquired substantially all of the assets of The Raisin Company, Inc. ("Raisins") and the stock of ATI Apparel Trade International ("ATI") for a purchase price of $4,136,000 consisting of $3,459,000 in cash and the assumption of $677,000 in liabilities. The Company also agreed to pay the sellers up to 28.8% of the earnings before taxes of Raisins and ATI, contingent on the achievement of certain earnings goals through October 31, 1996. The acquisition of Raisins and ATI was accounted for as a purchase and approximately $4,429,000 was recorded as goodwill which is being amortized over 30 years.

ITEM 2.  PROPERTIES

     The Company's executive offices and production and warehouse facilities occupy approximately 150,000 square feet of space in five buildings located in Orange County, California and approximately 107,000 square feet of space in eight buildings in France. The leases for the Orange County facilities expire on various dates (including option periods) through the year 1999. The majority of the buildings in France are owned and the Company will take title to the buildings on various dates through 2004. The aggregate monthly rental payment for rented facilities is approximately $75,000. Although the Company believes that its present facilities will be adequate for its immediately foreseeable business needs, the Company is currently investigating alternative facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is included on the NASDAQ National Market System under the symbol "QUIK." The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the NASDAQ National Market System, for the two most recent fiscal years.

                                                                        HIGH         LOW
                                                                        ----        -----
    Fiscal 1995
      4th Quarter ended October 31, 1995..............................  $31 3/4      $25
      3rd Quarter ended July 31, 1995.................................   28 1/2       19 3/8
      2nd Quarter ended April 30, 1995................................   22 3/8       15 1/4
      1st Quarter ended January 31, 1995..............................   18 1/8       14
    Fiscal 1994
      4th Quarter ended October 31, 1994..............................  $17 7/8      $10 1/8
      3rd Quarter ended July 31, 1994.................................   14 1/2        9 3/4
      2nd Quarter ended April 30, 1994................................   16 1/2       12 1/4
      1st Quarter ended January 31, 1994..............................   15 3/4       10 1/2

     The Company has reinvested earnings in the business and has never paid a cash dividend. At the present time, no change to this practice is under consideration. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the Company's line of credit agreement, the Company must obtain the bank's prior consent to purchase, redeem or retire any capital stock.

     The number of holders of record of the Company's Common Stock was approximately 410 on December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements and Financial Statement Schedule" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations"). The income statement, per share and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated financial statements as of October 31, 1995 and 1994 and for each of the three years in the period ended October 31, 1995 included herein have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report included elsewhere herein.

                                                         YEAR ENDED OCTOBER 31,
                                         ------------------------------------------------------
                                         1995(1)     1994(1)     1993(1)      1992       1991
                                         --------    --------    -------     -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales..............................  $172,787    $126,171    $94,640     $89,319    $97,059
Income before provision for income
  taxes................................    16,836      11,756      7,631         890     10,906
Net income.............................  $ 10,012    $  7,738    $ 4,431     $   371    $ 6,444

PER SHARE DATA:
Net income per common share............  $   1.45    $   1.16    $   .69     $   .05    $  1.02
Weighted average common shares and
  equivalents outstanding..............     6,882       6,648      6,438       6,965(2)   6,289
Dividends declared per common share....        --          --         --          --         --

BALANCE SHEET DATA:
Total assets...........................  $ 99,168    $ 80,470    $58,648     $53,162    $51,200
Current ratio(3).......................      2.74        2.41       3.32        3.48       3.84
Working capital........................  $ 46,902    $ 32,567    $26,737     $24,545    $24,588
Short-term debt........................     8,264      10,490      1,495         199        181
Long-term debt.........................     3,297       2,449      2,079       2,479      2,492
Stockholders' equity...................  $ 68,938    $ 54,938    $45,030     $40,787    $40,059

---------------

(1) The Company's consolidated financial statements include Quiksilver Europe from February 1, 1991 forward and Raisins from November 1, 1993 forward (see "Item 1. Acquisitions").

(2) Primary weighted average common shares and equivalents outstanding include common shares contingently issuable in connection with certain earnout provisions of the Quiksilver Europe acquisition.

(3) Current ratio is computed by dividing current assets by current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal years ended October 31, 1995, 1994 and 1993.

RESULTS OF OPERATIONS

  Fiscal 1995 vs. Fiscal 1994

     Consolidated net sales for fiscal 1995 increased 36.9% to $172,787,000 as compared to $126,171,000 in fiscal 1994. Fiscal 1995 net sales, excluding Quiksilver Europe, increased 31.8% to

$114,935,000 as compared to $87,172,000 in fiscal 1994. This increase was a result of a greater acceptance of the Company's product lines and better sell-throughs. Fiscal 1995 net sales for Quiksilver Europe increased 48.3% to $57,852,000 as compared to $38,999,000 in fiscal 1994. This increase was a result of expanded product lines and a greater acceptance of the Company's product lines in Europe.

     The consolidated gross profit margin for fiscal 1995 was 38.2% as compared to 37.7% in fiscal 1994. Fiscal 1995 and fiscal 1994 gross profit margin, excluding Quiksilver Europe, remained flat at 34.6%. Domestic Quiksilver gross profit margin improved primarily due to cost cutting measures and improved product forecasting. Fiscal 1995 gross profit margin for Quiksilver Europe was 45.5% as compared to 44.8% in fiscal 1994. This increase was primarily due to better product sourcing, lower inventory markdowns and an increase in direct sales to retailers as opposed to using distributors. Direct sales typically result in higher profit margins to the European Operations.

     Consolidated selling, general and administrative expense ("SG&A") increased 33.7% in fiscal 1995 to $46,810,000 as compared to $35,014,000 in fiscal 1994.
Fiscal 1995 SG&A, excluding Quiksilver Europe, increased 24.4% to $28,755,000 as compared to $23,121,000 in fiscal 1994. This increase was primarily attributable to increased sales volume. Fiscal 1995 SG&A for Quiksilver Europe increased 51.8% to $18,055,000 from $11,893,000 in fiscal 1994. This increase was a result of increased sales volume and costs associated with selling directly to retailers in certain countries that were previously handled by distributors.

     Consolidated royalty income for fiscal 1995 increased 14.8% to $1,053,000 as compared to $917,000 in fiscal 1994. This increase was due to increased sales of domestically licensed products. The Company receives royalty income from its Mexican, wetsuit, watch, sunglass and outlet store licensees. Consolidated royalty expense for fiscal 1995 increased 109.4% to $2,153,000 as compared to $1,028,000 in fiscal 1994. This increase was due to an increase in sales volume in addition to an agreement with Quiksilver International, whereby Quiksilver International provided Quiksilver Europe a one-time reduction in royalties in fiscal 1994 due to the increase in sales volume and expenses from directly selling and shipping into countries which were previously handled by distributors.

     Consolidated interest income for fiscal 1995 decreased to $11,000 as compared to $44,000 in fiscal 1994. Consolidated interest expense for fiscal 1995 increased 54.8% to $1,150,000 as compared to $743,000 in fiscal 1994. These changes were due to the decrease in cash available for investment and a higher level of borrowings against the Company's lines of credit.

     Consolidated income before cumulative effect of accounting change for fiscal 1995 increased 40.3% to $10,012,000 or $1.44 per fully diluted common share as compared to $7,138,000 or $1.06 per fully diluted common share in fiscal 1994. The increase in income before cumulative effect of accounting change for fiscal 1995 as compared to fiscal 1994 was due primarily to increased sales and gross profit margin, and to a lesser extent leveraging of SG&A, partially offset by increased royalty and interest expense, as discussed above.

  Fiscal 1994 vs. Fiscal 1993

     Consolidated net sales for fiscal 1994 increased 33.3% to $126,171,000 as compared to $94,640,000 in fiscal 1993. Fiscal 1994 net sales, excluding Quiksilver Europe, increased 41.1% to $87,172,000 as compared to $61,791,000 in fiscal 1993. This increase was a result of a greater acceptance of the Company's product lines, better sell-throughs and the acquisition of Raisins in November 1993. Fiscal 1994 net sales for Quiksilver Europe increased 18.7% to $38,999,000 as compared to $32,849,000 in fiscal 1993. This increase was a result of expanded product lines and a greater acceptance of the Company's product lines in Europe.

     The consolidated gross profit margin for fiscal 1994 was 37.7% as compared to 35.6% in fiscal 1993. Fiscal 1994 gross profit margin, excluding Quiksilver Europe, was 34.6% as compared to

31.1% in fiscal 1993. This increase was primarily attributable to cost cutting measures, improved product forecasting resulting in a reduction in fiscal 1994 in closing out selected finished goods inventory at below wholesale prices and the addition of Raisins, which generally has higher average margins. Fiscal 1994 gross profit margin for Quiksilver Europe was 44.8% as compared to 43.9% in fiscal 1993. This increase was primarily due to better product sourcing, lower inventory markdowns and selling directly to retailers as opposed to using distributors. Direct sales typically result in higher profit margins to Quiksilver Europe.

     Consolidated SG&A increased 36.3% in fiscal 1994 to $35,014,000 as compared to $25,684,000 in fiscal 1993. Fiscal 1994 SG&A, excluding Quiksilver Europe, increased 38.2% to $23,121,000 as compared to $16,728,000 in fiscal 1993. This increase was primarily attributable to the addition of Raisins and, to a lesser extent, increased sales volume. Fiscal 1994 SG&A for Quiksilver Europe increased 32.8% to $11,893,000 from $8,956,000 in fiscal 1993. This increase was a result of increased sales volume and costs associated with selling directly to retailers in certain countries that were previously handled by distributors.

     Consolidated royalty income for fiscal 1994 increased 67.9% to $917,000 as compared to $546,000 in fiscal 1993. This increase was due to increased sales of domestically licensed products. The Company receives royalty income from its Mexican, wetsuit, watch, sunglass and outlet store licensees. Consolidated royalty expense for fiscal 1994 decreased 12.9% to $1,028,000 as compared to $1,180,000 in fiscal 1993. This decrease was primarily due to an agreement with Quiksilver International, whereby Quiksilver International provided Quiksilver Europe a one-time reduction in royalties due to the increase in sales volume and expenses from directly selling and shipping into countries which were previously handled by distributors.

     Consolidated interest income for fiscal 1994 decreased to $44,000 as compared to $351,000 in fiscal 1993. Consolidated interest expense for fiscal 1994 increased to $743,000 as compared to $276,000 in fiscal 1993. These changes were due to the decrease in cash available for investment and a higher level of borrowings against the Company's lines of credit.

     Consolidated income before cumulative effect of accounting change for fiscal 1994 increased 61.1% to $7,138,000 or $1.06 per fully diluted common share as compared to $4,431,000 or $0.69 per fully diluted common share in fiscal 1993. This increase was due primarily to increased sales and gross profit margin, and to a lesser extent lower royalty expense along with increased royalty income, as discussed above.

  Inflation

     The modest rate of inflation over the past few years has had an insignificant impact on the Company's sales and profitability.

  Financial Position, Capital Resources and Liquidity

     The Company finances its capital investments and seasonal working capital requirements from funds generated by its operations and from bank revolving lines of credit. In November, 1993, the Company used funds generated from operations and its credit facilities to acquire the assets of Raisins (see "Item
1. Acquisitions"). In January 1995, the Company disbursed approximately $293,000 in cash to the former shareholders of Raisins pursuant to the terms of an earnout agreement.

     Working capital increased to $46,902,000 at October 31, 1995 as compared to $32,567,000 at October 31, 1994. The increase in fiscal 1995 from fiscal 1994 is primarily due to increased operating income.

     Consolidated trade accounts receivable as of October 31, 1995 increased 27.8% to $38,308,000 from $29,974,000 at the same time last year. Trade accounts receivable, excluding Quiksilver Europe, increased 32.4% to $25,519,000 as of October 31, 1995 from $19,270,000 at the same time last year. Quiksilver Europe's trade accounts receivable increased 19.5% to $12,789,000 from $10,704,000 at the same time last year. These increases were primarily due to increased sales. The Company's accounts receivable average collection period remained relatively stable at 72 days in fiscal 1995 as compared to 73 days in fiscal 1994.

     Consolidated inventories as of October 31, 1995 increased 31.2% to $28,355,000 from $21,609,000 at the same time last year. Inventories, excluding Quiksilver Europe, increased 20.8% to $22,496,000 as of October 31, 1995 from $18,619,000 at the same time last year. This increase in inventory levels both domestically and in Europe is primarily due to the Company's desire to meet anticipated future demand for its products. Quiksilver Europe's inventories increased 96.0% to $5,859,000 from $2,990,000 at the same time last year. This increase is due to Quiksilver Europe bringing more inventory into its facilities sooner in order to meet shipping dates, in addition to the aforementioned reason. Inventory turnover remained relatively constant at 4.3 turns in fiscal 1995 as compared to 4.5 turns in fiscal 1994.

     As the Company uses independent contractors for cutting, sewing and all other manufacturing of the Company's products, and intends to continue to use independent contractors in the future, the Company has avoided significant capital expenditures. Fiscal 1995 capital expenditures were $2,598,000, as compared to $2,873,000 for fiscal 1994.

     Goodwill on the Company's balance sheets as of October 31, 1995 and 1994 consists primarily of the costs in excess of net assets acquired in the Quiksilver Europe and Raisins acquisitions.

     To finance the Company's seasonal working capital needs, the Company has available a $20,000,000 unsecured revolving line of credit with a U.S. bank. As of October 31, 1995, the Company had $6,857,000 outstanding under the line of credit. The unsecured line of credit bears interest at 0.5% below the bank's reference rate for the first $16,000,000 drawn and at the bank's reference rate on all amounts drawn over $16,000,000. This line of credit expires April 30, 1996. Quiksilver Europe also has available lines of credit, both secured and unsecured, with French banks which provide for maximum financing of approximately $16,600,000. The lines of credit bear interest at 0.7% to 1.0% above the French banks' reference rates. As of October 31, 1995, Quiksilver Europe had drawn $1,174,000 under its lines of credit. The Company anticipates the renewal of its current credit facilities as they expire. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital requirements for the foreseeable future.

     The Company's short-term cash needs are generally covered by its operating activities and borrowings on its credit facilities. The Company has not committed to any material capital expenditures nor other investing activities during fiscal 1996, although the Company will continue to purchase selected capital equipment from time to time and within its normal course of business.

     In recent years, certain customers of the Company have experienced financial difficulties, including filing for reorganization proceedings under bankruptcy laws. In the past, the Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that allowances for doubtful accounts at October 31, 1995 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations. However, in management's opinion, there are adequate alternative retail customers such that the loss of any customer known to have financial difficulties will not have a significant long-term negative impact on the Company's future operations.

     Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. Under the deferred method, annual income tax expense is matched with pretax accounting income by providing deferred taxes at current rates for timing differences between the determination of net income for financial reporting and tax purposes. Under the asset and liability method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. The effect of initially adopting SFAS 109 was accounted for as a cumulative effect of an accounting change and resulted in an increase in earnings for the first quarter of fiscal 1994 of $600,000.

     Due to Quiksilver Europe selling in various European countries and collecting at future dates in the customers' local currencies, the Company may incur gains or losses resulting from changes in foreign currency exchange rates. When deemed appropriate, management may undertake hedging positions to reduce its exposure to these exchange fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1995 and is incorporated herein by this reference as if set forth in full herein.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1995 and is incorporated herein by this reference as if set forth in full herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1995 and is incorporated herein by this reference as if set forth in full herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1995 and is incorporated herein by this reference as if set forth in full herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1.  Consolidated Financial Statements
              See "Index to Consolidated Financial Statements"

          2.  Consolidated Financial Statement Schedule
              See "Index to Consolidated Financial Statements"

          3.  Exhibits
              See "Exhibit Index"

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 1995.

                                QUIKSILVER, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        ----
INDEPENDENT AUDITORS' REPORT.........................................................    15

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of October 31, 1995 and 1994........................    16
  Consolidated Statements of Income for the Years Ended October 31, 1995, 1994
     and 1993........................................................................    17
  Consolidated Statements of Stockholders' Equity for the Years Ended October 31,
     1995, 1994 and 1993.............................................................    18
  Consolidated Statements of Cash Flows for the Years Ended October 31, 1995, 1994
     and 1993........................................................................    19
  Notes to Consolidated Financial Statements.........................................    20

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II -- Valuation and Qualifying Accounts...................................    28

     All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Quiksilver, Inc.

     We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the consolidated financial statement schedule listed in the index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quiksilver, Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As more fully described in Note 6, effective November 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

DELOITTE & TOUCHE LLP

December 22, 1995
Costa Mesa, California

                                QUIKSILVER, INC.

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1995 AND 1994

                                     ASSETS

                                                                     1995           1994
                                                                  -----------    -----------
Current Assets
  Cash..........................................................  $ 3,461,000    $   682,000
  Trade accounts receivable, less allowance for doubtful
     accounts of $2,717,000 (1995) and $2,202,000 (1994)........   38,308,000     29,974,000
  Other accounts receivable.....................................    1,471,000      1,548,000
  Inventories -- Note 3.........................................   28,355,000     21,609,000
  Deferred taxes -- Note 6......................................    1,089,000        920,000
  Prepaid expenses and other current assets.....................    1,151,000        917,000
                                                                  -----------    -----------
          Total current assets..................................   73,835,000     55,650,000
Property and equipment, net -- Note 4 and Note 5................    7,032,000      6,133,000
Trademark, less accumulated amortization of $1,336,000 (1995)
  and $1,185,000 (1994) -- Note 9...............................    1,682,000      1,833,000
Goodwill, less accumulated amortization of $2,501,000 (1995)
  and $1,899,000 (1994) -- Note 2...............................   15,611,000     16,209,000
Deferred taxes -- Note 6........................................      660,000        449,000
Other assets....................................................      348,000        196,000
                                                                  -----------    -----------
                                                                  $99,168,000    $80,470,000
                                                                  ===========    ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Lines of credit -- Note 5.....................................  $ 8,031,000    $10,100,000
  Accounts payable..............................................    9,257,000      5,157,000
  Accrued liabilities, including $3,031,000 (1995) and
     $1,464,000 (1994) of accrued compensation..................    8,834,000      5,024,000
  Current portion of notes payable -- Note 5....................      233,000        390,000
  Income taxes payable -- Note 6................................      578,000      2,412,000
                                                                  -----------    -----------
          Total current liabilities.............................   26,933,000     23,083,000
Notes payable -- Note 5.........................................    3,297,000      2,449,000
                                                                  -----------    -----------
          Total liabilities.....................................   30,230,000     25,532,000
Commitments and Contingencies -- Note 7
Stockholders' Equity -- Notes 6 and 8...........................
  Preferred stock, $.01 par value, authorized
     shares -- 5,000,000; issued and outstanding
     shares -- none.............................................           --             --
  Common stock, $.01 par value, authorized shares 10,000,000;
     issued and outstanding shares -- 6,775,605 (1995)
     and 6,521,422 (1994).......................................       68,000         65,000
  Additional paid-in capital....................................   15,118,000     11,551,000
  Retained earnings.............................................   52,739,000     42,727,000
  Cumulative foreign currency translation gain..................    1,013,000        595,000
                                                                  -----------    -----------
          Total stockholders' equity............................   68,938,000     54,938,000
                                                                  -----------    -----------
                                                                  $99,168,000    $80,470,000
                                                                  ===========    ===========

                See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                      1995            1994           1993
                                                  ------------    ------------    -----------
Net sales.......................................  $172,787,000    $126,171,000    $94,640,000
Cost of goods sold..............................   106,741,000      78,560,000     60,987,000
                                                  ------------    ------------    -----------
          Gross profit..........................    66,046,000      47,611,000     33,653,000
Operating expenses
  Selling, general and administrative...........    46,810,000      35,014,000     25,684,000
  Royalty income................................    (1,053,000)       (917,000)      (546,000)
  Royalty expense...............................     2,153,000       1,028,000      1,180,000
                                                  ------------    ------------    -----------
Operating income................................    18,136,000      12,486,000      7,335,000
Interest income.................................       (11,000)        (44,000)      (351,000)
Interest expense................................     1,150,000         743,000        276,000
Gain on foreign currency exchange...............      (672,000)       (409,000)      (253,000)
Loss on foreign currency exchange...............       685,000         339,000             --
Other expense...................................       148,000         101,000         32,000
                                                  ------------    ------------    -----------
Income before provision for income taxes and
  cumulative effect of change in accounting for
  income taxes..................................    16,836,000      11,756,000      7,631,000
Provision for income taxes -- Note 6............     6,824,000       4,618,000      3,200,000
                                                  ------------    ------------    -----------
Income before cumulative effect of change in
  accounting for income taxes...................    10,012,000       7,138,000      4,431,000
Cumulative effect of change in accounting for
  income taxes -- Note 6........................            --         600,000             --
                                                  ------------    ------------    -----------
Net income......................................  $ 10,012,000    $  7,738,000    $ 4,431,000
                                                  ============    ============    ===========
Primary net income per common share before
  cumulative effect of change in accounting for
  income taxes..................................  $       1.45    $       1.07    $      0.69
Cumulative effect of change in accounting for
  income taxes..................................            --            0.09             --
                                                  ------------    ------------    -----------
Primary net income per common share.............  $       1.45    $       1.16    $      0.69
                                                  ============    ============    ===========
Fully diluted net income per common share before
  cumulative effect of change in accounting for
  income taxes..................................  $       1.44    $       1.06    $      0.68
Cumulative effect of change in accounting for
  income taxes..................................            --            0.09             --
                                                  ------------    ------------    -----------
Fully diluted net income per common share.......  $       1.44    $       1.15    $      0.68
                                                  ============    ============    ===========
Primary weighted average common shares and
  equivalents outstanding.......................     6,882,000       6,648,000      6,438,000
                                                  ============    ============    ===========
Fully diluted weighted average common shares and
  equivalents outstanding.......................     6,941,000       6,731,000      6,485,000
                                                  ============    ============    ===========

                See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                                  CUMULATIVE
                                                                                   FOREIGN
                                  COMMON STOCK       ADDITIONAL                    CURRENCY         TOTAL
                               -------------------     PAID-IN      RETAINED     TRANSLATION    STOCKHOLDERS'
                                SHARES     AMOUNT      CAPITAL      EARNINGS     GAIN/(LOSS)       EQUITY
                               ---------   -------   -----------   -----------   ------------   -------------
Balance at November 1, 1992..  6,364,122   $64,000   $ 9,990,000   $30,558,000    $  175,000     $40,787,000
Proceeds from stock issued in
  connection with exercise of
  options -- Note 8..........     50,500        --       283,000            --            --         283,000
Tax benefits due to exercise
  of stock options -- Note
  6..........................         --        --        91,000            --            --          91,000
Foreign currency translation
  loss.......................         --        --            --            --      (562,000)       (562,000)
Net income...................         --        --            --     4,431,000            --       4,431,000
                               ---------   -------   -----------   -----------    ----------     -----------
Balance at October 31,
  1993.......................  6,414,622    64,000    10,364,000    34,989,000      (387,000)     45,030,000
Proceeds from stock issued in
  connection with exercise of
  options -- Note 8..........    106,800     1,000       900,000            --            --         901,000
Tax benefits due to exercise
  of stock options -- Note
  6..........................         --        --       287,000            --            --         287,000
Foreign currency translation
  loss.......................         --        --            --            --       982,000         982,000
Net income...................         --        --            --     7,738,000            --       7,738,000
                               ---------   -------   -----------   -----------    ----------     -----------
Balance at October 31,
  1994.......................  6,521,422    65,000    11,551,000    42,727,000       595,000      54,938,000
Proceeds from stock issued in
  connection with exercise of
  options -- Note 8..........    254,183     3,000     2,593,000            --            --       2,596,000
Tax benefits due to exercise
  of stock options -- Note
  6..........................         --        --       974,000            --            --         974,000
Foreign currency translation
  gain.......................         --        --            --            --       418,000         418,000
Net income...................         --        --            --    10,012,000            --      10,012,000
                               ---------   -------   -----------   -----------    ----------     -----------
Balance at October 31,
  1995.......................  6,775,605   $68,000   $15,118,000   $52,739,000    $1,013,000     $68,938,000
                               =========   =======   ===========   ===========    ==========     ===========

                See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                    1995           1994            1993
                                                                 -----------    -----------    ------------
Cash Flows From Operating Activities:
Net income.....................................................  $10,012,000    $ 7,738,000    $  4,431,000
Items in income not affecting cash:
  Depreciation and amortization................................    2,314,000      2,263,000       1,818,000
  Provision for losses on accounts receivable..................      923,000             --         873,000
  Loss on sales of fixed assets................................       99,000         75,000          87,000
  Deferred taxes...............................................     (380,000)      (273,000)       (221,000)
Increase/decrease in operating assets and liabilities,
  net of effects from purchase of The Raisin Company:
  Trade accounts receivable....................................   (9,257,000)   (10,659,000)     (3,628,000)
  Other receivables............................................       77,000       (331,000)        (66,000)
  Inventories..................................................   (6,746,000)    (8,010,000)     (1,896,000)
  Prepaid expenses and other current assets....................     (234,000)      (158,000)       (345,000)
  Other assets.................................................     (152,000)      (493,000)       (425,000)
  Accounts payable.............................................    4,100,000      1,041,000       1,877,000
  Accrued liabilities..........................................    3,810,000        391,000        (110,000)
  Income taxes payable.........................................     (860,000)     1,111,000       1,671,000
                                                                 -----------    -----------    ------------
Net cash provided by (used in) operating activities............    3,706,000     (7,305,000)      4,066,000
Cash Flows From Investing Activities:
  Proceeds from sales of fixed assets..........................       35,000         25,000          29,000
  Capital expenditures.........................................   (2,598,000)    (2,873,000)       (775,000)
  Payment for purchase of Quiksilver Europe....................           --             --      (5,164,000)
  Payment for purchase of The Raisin Company...................           --     (3,459,000)             --
                                                                 -----------    -----------    ------------
Net cash used in investing activities..........................   (2,563,000)    (6,307,000)     (5,910,000)
Cash Flows From Financing Activities:
  Borrowings on short-term debt................................   36,699,000     25,929,000       2,514,000
  Borrowings on long-term debt.................................      992,000        370,000              --
  Payments on short-term debt..................................  (38,925,000)   (17,274,000)     (1,218,000)
  Payments on long-term debt...................................     (144,000)            --        (400,000)
  Proceeds from stock issued in connection with exercise of
    stock options..............................................    2,596,000        901,000         283,000
                                                                 -----------    -----------    ------------
Net cash provided by financing activities......................    1,218,000      9,926,000       1,179,000
Effect of exchange rate changes on cash........................      418,000        982,000        (562,000)
                                                                 -----------    -----------    ------------
Net increase (decrease) in cash................................    2,779,000     (2,704,000)     (1,227,000)
Cash at beginning of year......................................      682,000      3,386,000       4,613,000
                                                                 ===========    ===========    ============
Cash at end of year............................................  $ 3,461,000    $   682,000    $  3,386,000
                                                                 ===========    ===========    ============
Supplementary Cash Flow Information:
  Cash paid for interest.......................................  $ 1,556,000    $   654,000    $    220,000
                                                                 ===========    ===========    ============
  Cash paid for taxes..........................................  $ 7,096,000    $ 4,871,000    $  1,589,000
                                                                 ===========    ===========    ============

     As of October 31, 1994, the Company had accrued $293,000 as additional consideration for the purchase of The Raisin Company -- Note 2.

     The Company acquired substantially all the assets of The Raisin Company, Inc. and ATI Apparel Trade International for $3,459,000. In connection with the acquisition, liabilities were assumed as follows:

      Fair Value of assets acquired......................  $ 4,136,000
      Cash Paid..........................................   (3,459,000)
                                                           -----------
      Liabilities assumed................................  $   677,000
                                                           ===========

                                QUIKSILVER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     "Company Business" -- The Company designs, arranges for the manufacture of, and distributes casual sportswear, beachwear and snowboardwear primarily under the "Quiksilver" and "Raisins" labels to surf shops, specialty stores and selected department stores. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

     "Principles of Consolidation" -- The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. ("Quiksilver"), Na Pali, S.A. ("Quiksilver Europe"), The Raisin Company, Inc. ("Raisins") and ATI Apparel Trade International ("ATI"), its wholly-owned subsidiaries (collectively the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

     "Revenue Recognition" -- Revenue, including royalty income, is recognized when merchandise is shipped to a customer.

     "Inventories" -- Inventories are valued at the lower of cost (first-in, first-out) or market.

     "Depreciation and Amortization" -- Depreciation and amortization are recorded on a straight-line basis over the assets' estimated useful lives, which generally range from two to ten years.

     "Amortization of Trademark" -- The trademark is being amortized on a straight-line basis over 20 years.

     "Goodwill" -- Goodwill, which primarily arose from the acquisitions of Quiksilver Europe and Raisins, is being amortized on a straight-line basis over 30 years. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows from each acquisition.

     "Income Taxes" -- The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, in November 1993. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes.

     "Net Income Per Common Share" -- Net income per common share for 1995, 1994 and 1993 was computed based on the weighted average number of shares actually outstanding, plus the shares that would be outstanding, using the treasury stock method, assuming the exercise of all outstanding options which were considered to be common stock equivalents (fully diluted net income per common share).

     "Cash" -- For purposes of these consolidated financial statements, certificates of deposit and highly liquid short-term investments, purchased with original maturities of three months or less, are considered cash.

     "Foreign Currency" -- The Company's primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange at the balance sheet date, while revenues and expenses are translated using the average exchange rate. Gains and losses on foreign currency exchanges are recognized as incurred.

     "Reclassifications" -- Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform them to the 1995 presentation.

                                QUIKSILVER, INC.

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

NOTE 2 -- ACQUISITIONS

     Effective November 1, 1993, the Company acquired substantially all of the assets of Raisins and the stock of ATI for a purchase price of $4,136,000 consisting of $3,459,000 in cash and the assumption of $677,000 in liabilities. The Company has also agreed to pay the sellers up to 28.8% of the earnings before taxes of Raisins and ATI, contingent on the achievement of certain earnings goals through October 31, 1996. As of October 31, 1994, the Company had accrued for an additional $293,000, which was paid in January 1995, to the former shareholders of Raisins pursuant to the terms of the earnout agreement. These acquisitions were accounted for as purchases and approximately $4,429,000 was recorded as goodwill.

     In June 1993, the Company disbursed approximately $5,100,000 in cash to the former shareholders of Quiksilver Europe in full payment of the contingent portion of an acquisition agreement entered into on February 1, 1991.

NOTE 3 -- INVENTORIES

     Inventories consist of the following:

                                                                 OCTOBER 31,
                                                          --------------------------
                                                             1995           1994
                                                          -----------    -----------
        Raw materials...................................  $10,875,000    $ 9,452,000
        Work in process.................................    4,104,000      3,467,000
        Finished goods..................................   13,376,000      8,690,000
                                                          -----------    -----------
                                                          $28,355,000    $21,609,000
                                                          ===========    ===========

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost and consist of the following:

                                                                 OCTOBER 31,
                                                          --------------------------
                                                             1995           1994
                                                          -----------    -----------
        Machinery and equipment.........................  $ 7,000,000    $ 6,323,000
        Leasehold improvements..........................    3,708,000      3,023,000
        Land and buildings..............................    3,306,000      2,981,000
                                                          -----------    -----------
          Subtotal......................................   14,014,000     12,327,000
        Less accumulated depreciation and
          amortization..................................   (6,982,000)    (6,194,000)
                                                          -----------    -----------
                                                          $ 7,032,000    $ 6,133,000
                                                          ===========    ===========

NOTE 5 -- LINES OF CREDIT AND NOTES PAYABLE

     Quiksilver has an unsecured revolving line of credit with a bank which provides for maximum financing of $20,000,000. The line of credit bears interest at 0.5% below the bank's reference rate (8.75% at October 31, 1995) for the first $16,000,000 drawn and at the bank's reference rate on all amounts drawn over $16,000,000. This line of credit expires April 30, 1996. Quiksilver had $6,857,000 outstanding on this credit line at October 31, 1995.

     The line of credit agreement contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, dividend restrictions and debt-to-tangible net worth requirements. At October 31, 1995, the Company was in compliance with such covenants.

     Quiksilver Europe also has available lines of credit, both secured and unsecured, with French banks which provide for aggregate financing of approximately $16,600,000. The lines of credit bear

                                QUIKSILVER, INC.

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

interest at 0.7% to 1.0% above the French banks reference rates (which ranged from 5.2% to 6.4% at October 31, 1995). The lines of credit expire on various dates through April 1996. Quiksilver Europe had drawn $1,174,000 against its lines of credit as of October 31, 1995.

     Long-term notes payable, collateralized by land and buildings, bear interest at rates ranging from 7.3% to 7.9%, require monthly principal and interest payments and are due at various dates through 2004.

     Principal payments on notes payable are due approximately as follows:

               1996.................................................   $  233,000
               1997.................................................      394,000
               1998.................................................      391,000
               1999.................................................      353,000
               2000.................................................      338,000
               Thereafter...........................................    1,821,000
                                                                       ----------
                                                                       $3,530,000
                                                                       ==========

NOTE 6 -- INCOME TAXES

     Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. SFAS 109 requires that deferred tax assets and liabilities be established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. The effect of initially adopting SFAS 109 was accounted for as a cumulative effect of an accounting change and resulted in an increase in earnings for the first quarter of fiscal 1994 of approximately $600,000.

     A summary of the provision for income taxes follows:

                                                     CURRENT      DEFERRED       TOTAL
                                                    ----------    ---------    ----------
    Year Ended October 31, 1995
      Federal.....................................  $4,066,000    $(320,000)   $3,746,000
      State.......................................   1,169,000      (60,000)    1,109,000
      Foreign.....................................   1,969,000           --     1,969,000
                                                    ----------    ---------    ----------
                                                    $7,204,000    $(380,000)   $6,824,000
                                                    ==========    ==========   ==========
    Year Ended October 31, 1994
      Federal.....................................  $2,711,000    $(250,000)   $2,461,000
      State.......................................     772,000      (23,000)      749,000
      Foreign.....................................   1,408,000           --     1,408,000
                                                    ----------    ---------    ----------
                                                    $4,891,000    $(273,000)   $4,618,000
                                                    ==========    ==========   ==========
    Year Ended October 31, 1993
      Federal.....................................  $1,600,000    $(238,000)   $1,362,000
      State.......................................     360,000       17,000       377,000
      Foreign.....................................   1,461,000           --     1,461,000
                                                    ----------    ---------    ----------
                                                    $3,421,000    $(221,000)   $3,200,000
                                                    ==========    ==========   ==========

                                QUIKSILVER, INC.

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

     A reconciliation of the provision for income taxes for financial statement purposes to a computed "expected" statutory federal tax for each of fiscal 1995, 1994 and 1993 follows:

                                                                    YEAR ENDED OCTOBER 31,
                                                                    ----------------------
                                                                    1995     1994     1993
                                                                    ----     ----     ----
    Computed "expected" tax expense...............................  35.0%    35.0%    34.0%
    State income taxes, net of federal income tax effect..........   4.3      4.1      3.3
    Nondeductible goodwill amortization expense...................    .9      1.2      2.7
    Nondeductible trademark amortization expense..................    --       --      0.7
    Other.........................................................    .3     (1.0)     1.2
                                                                    ----     ----     ----
    Provision for income taxes....................................  40.5%    39.3%    41.9%
                                                                    ====     ====     ====

     At October 31, 1995, the Company's deferred tax asset was $2,020,000 and deferred tax liability was $271,000. The major components of the Company's net deferred taxes are as follows:

                                                                       OCTOBER 31,
                                                                -------------------------
                                                                   1995           1994
                                                                ----------     ----------
    State taxes...............................................  $  279,000     $  175,000
    Trademark amortization....................................     578,000        513,000
    Allowance for doubtful accounts...........................     604,000        560,000
    Depreciation..............................................     193,000             --
    Allowance for returns.....................................     143,000        116,000
    Accrued compensation......................................      63,000         91,000
    Goodwill amortization.....................................     (99,000)       (64,000)
    Other.....................................................     (12,000)       (22,000)
                                                                ----------     ----------
                                                                $1,749,000     $1,369,000
                                                                ==========     ==========

     The Company has recorded $974,000, $287,000 and $91,000 as additions to paid-in capital for the tax benefits, in fiscal 1995, 1994 and 1993, respectively, of certain stock options exercised.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under operating leases as of October 31, 1995:

    1996....................................................................  $  942,000
    1997....................................................................     414,000
    1998....................................................................     182,000
    1999....................................................................     162,000
    2000....................................................................     162,000
    Thereafter..............................................................     498,000
                                                                              ----------
                                                                              $2,360,000
                                                                              ==========

     Total rent expense incurred was $1,062,000, $1,068,000 and $779,000 during fiscal 1995, 1994 and 1993, respectively.

                                QUIKSILVER, INC.

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

  Letters of Credit

     The Company was contingently liable for $7,188,000 in open letters of credit with suppliers at October 31, 1995.

  Litigation

     Legal claims against the Company consist primarily of matters incidental to the Company's business. In the opinion of management, the outcome of these claims will not materially affect the Company's consolidated financial position or results of operations.

  Employment Contracts

     The Company has outstanding employment agreements with four of its executive officers. The agreements call for minimum aggregate payments totaling $427,000 for the fiscal year ending October 31, 1996.

  Flood Loss

     In August, 1995 Quiksilver Europe experienced a flood which caused damages to facilities and inventory of approximately $1,100,000. In December, 1995, the local government of St. Jean de Luz declared the flood site a natural disaster which, under French law, may allow Quiksilver Europe to recover a portion of its losses. At October 31, 1995, management cannot predict with any certainty, what portion, if any, of the flood losses will be recoverable. As a result, such costs have been expensed in the fourth quarter of fiscal 1995.

NOTE 8 -- STOCKHOLDERS' EQUITY

     In July 1987, the Company adopted a Stock Option Plan (the "Stock Option Plan") under which nonqualified and incentive options to acquire shares of common stock may be granted to directors, officers and other employees selected by the plan's administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash, or, with the consent of the committee, by delivering previously outstanding shares of the Company's Common Stock. Options are exercisable over a period of time, generally five years, as designated by the committee and are subject to such other terms and conditions as the committee determines.

     In fiscal 1995, 1994 and 1993, the Company's stockholders approved proposals to amend the Company's Stock Option Plan to increase the maximum aggregate number of common shares available for grant from 1,420,000, 1,100,000 and 950,000 shares respectively.

                                QUIKSILVER, INC.

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

     Changes in shares under option for the fiscal years ended October 31, 1995, 1994, and 1993 are summarized as follows:

                                                                      STOCK OPTIONS
                                                                -------------------------
                                                                             PRICE RANGE
                                                                SHARES        PER SHARE
                                                                -------     -------------
    Outstanding at November 1, 1992...........................  288,900     $4.75 - 13.50
      Granted.................................................  201,000      9.00 - 12.25
      Exercised...............................................   50,500      5.00 -  9.00
      Canceled................................................   68,000      5.25 - 12.25
                                                                -------     -------------
    Outstanding at October 31, 1993...........................  371,400      4.75 - 13.50
      Granted.................................................  312,000      9.00 - 11.50
      Exercised...............................................  106,800      5.00 - 11.13
      Canceled................................................    8,700      7.38 - 11.13
                                                                -------     -------------
    Outstanding at October 31, 1994...........................  567,900      4.75 - 13.50
      Granted.................................................  341,000     15.25 - 18.88
      Exercised...............................................  254,183      5.00 - 17.63
      Canceled................................................   28,834      4.75 - 11.50
                                                                -------     -------------
    Outstanding at October 31, 1995...........................  625,883     $5.00 - 18.88
                                                                =======     =============
    Options exercisable at October 31, 1993...................  216,600     $4.75 - 13.50
                                                                =======     =============
    Options exercisable at October 31, 1994...................  244,900     $4.75 - 13.50
                                                                =======     =============
    Options exercisable at October 31, 1995...................  162,549     $5.00 - 12.69
                                                                =======     =============

     As of October 31, 1995, there were 68,484 shares of common stock under the stock option plans which were available for future grant.

NOTE 9 -- ROYALTY, TRADEMARK AND ADVERTISING

     Effective January 1, 1995, the Company entered into an informal agreement to pay Quiksilver International $280,000 per year for advertising and promotion through December 1996.

     In 1992, with regard to the Quiksilver Europe acquisition, the Company entered into a European trademark license and manufacturing agreement (the European "Trademark Agreement") with Quiksilver International. The Trademark Agreement, which supersedes a previously existing agreement, provides that the Company can sell products under the "Quiksilver" trademark and trade name through 2012 in the territories covered by the Trademark Agreement (primarily western Europe). In consideration of the rights granted under the new agreement, the Company pays to Quiksilver International a royalty on a monthly basis as follows:

     (a) For any year where Quiksilver Europe's net sales total 150,000,000 French francs (approximately $30,575,000 at October 31, 1995) or less, the total royalty is 4% of net sales for that year, up to a maximum royalty of 4,500,000 French francs (approximately $917,000 at October 31, 1995) and;

     (b) For any year where Quiksilver Europe's net sales total greater than 150,000,000 French francs, the total royalty is 4,500,000 French francs plus an amount equal to 3% of Quiksilver Europe's net sales for that year in excess of 150,000,000 French francs.

     The Trademark Agreement also requires the Company to pay a quarterly promotional fee of 1% of Quiksilver Europe's net sales. For the year ended October 31, 1994 Quiksilver International provided Quiksilver Europe a one-time reduction in royalties payable to Quiksilver International.

     The Company has licensed its rights to use the "Quiksilver" name, logo, and trademark in Mexico in exchange for royalties of 4.5% of net sales after Mexican taxes. Additionally, the Company has licensed its right to use the "Quiksilver" name and logo on watches, sunglasses and

                                QUIKSILVER, INC.

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

wetsuits in exchange for royalties of 7%, 7% and 4% of sales, respectively, which expire between 1997 and 2002

NOTE 10 -- RETIREMENT PLAN

     Effective July 1, 1992, the Company established the Quiksilver 401 (k) Employee Savings Plan and Trust (the "Plan"). The Plan is generally available to all employees with six months of service and will be funded by employee contributions and periodic discretionary contributions from the Company which are approved by the Company's Board of Directors. The Company made contributions of $33,000 and $27,000 to the Plan for the years ended October 31, 1995 and 1994, respectively.

NOTE 11 -- DOMESTIC AND FOREIGN OPERATIONS

                                                                    ADJUSTMENTS
             YEAR ENDED                   UNITED      QUIKSILVER        AND
          OCTOBER 31, 1995                STATES        EUROPE      ELIMINATIONS   CONSOLIDATED
        --------------------           ------------   -----------   ------------   ------------
Net sales to unaffiliated
  customers..........................  $114,935,000   $57,852,000   $         --   $172,787,000
Transfers between geographic
  areas(1)...........................        83,000            --        (83,000)            --
Total revenue........................   115,018,000    57,852,000        (83,000)   172,787,000
Operating income(2)..................    11,628,000     6,508,000             --     18,136,000
Income before provision for income
  taxes..............................    10,990,000     5,846,000             --     16,836,000
Identifiable assets(3)...............    71,147,000    28,021,000             --     99,168,000

             YEAR ENDED
          OCTOBER 31, 1994
        --------------------
Net sales to unaffiliated
  customers..........................  $ 87,172,000   $38,999,000   $         --   $126,171,000
Transfers between geographic
  areas(1)...........................        50,000            --        (50,000)            --
Total revenue........................    87,222,000    38,999,000        (50,000)   126,171,000
Operating income(2)..................     7,695,000     4,791,000             --     12,486,000
Income before provision for income
  taxes..............................     7,614,000     4,142,000             --     11,756,000
Identifiable assets(3)...............    62,678,000    19,292,000     (1,500,000)    80,470,000

             YEAR ENDED
          OCTOBER 31, 1993
        --------------------
Net sales to unaffiliated
  customers..........................  $ 61,791,000   $32,849,000   $         --   $ 94,640,000
Transfers between geographic
  areas(1)...........................        26,000            --        (26,000)            --
Total revenue........................    61,817,000    32,849,000        (26,000)    94,640,000
Operating income(2)..................     2,873,000     4,462,000             --      7,335,000
Income before provision for income
  taxes..............................     3,334,000     4,297,000             --      7,631,000
Identifiable assets(3)...............    45,491,000    16,157,000     (3,000,000)    58,648,000

---------------

(1) All transfers between geographic areas were made at cost with no profit recognized.

(2) Operating income is net sales less cost of goods sold and operating expenses.

(3) Identifiable assets (tangible and intangible) are those assets of the Company that are located in each geographic area.

                                QUIKSILVER, INC.

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

NOTE 12 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                            ENDED         ENDED         ENDED         ENDED
                                         JANUARY 31     APRIL 30       JULY 31     OCTOBER 31
                                         -----------   -----------   -----------   -----------
FISCAL 1995
Net Sales..............................  $33,658,000   $47,311,000   $42,738,000   $49,080,000
Gross Profit...........................   12,889,000    18,826,000    16,132,000    18,199,000
Net Income.............................    1,531,000     3,623,000     2,308,000     2,550,000
Net Income per Common Share............          .23           .52           .33           .36
Trade Accounts Receivable, net.........   29,526,000    38,862,000    36,220,000    38,308,000
Inventories............................   28,938,000    25,277,000    36,623,000    28,355,000
FISCAL 1994
Net Sales..............................  $24,294,000   $36,468,000   $29,169,000   $36,240,000
Gross Profit...........................    8,851,000    14,246,000    11,194,000    13,320,000
Net Income.............................    1,508,000     2,760,000     1,505,000     1,965,000
Net Income per Common Share............          .23           .42           .23           .29
Trade Accounts Receivable, net.........   23,158,000    32,828,000    29,598,000    29,974,000
Inventories............................   19,716,000    14,897,000    19,693,000    21,609,000

                                QUIKSILVER, INC.

                SCHEDULE II -- VALUATION AND QUALIFYNG ACCOUNTS

                                            ADDITIONS
                               BALANCE AT   CHARGED TO                                     BALANCE
                               BEGINNING    COSTS AND                                       AT END
       CLASSIFICATION          OF PERIOD     EXPENSE     DEDUCTIONS   ADJUSTMENTS(1)      OF PERIOD
-----------------------------  ----------   ----------   ----------   --------------      ----------
Allowance for doubtful
  accounts for the year
  ended:
October 31, 1995.............  $2,202,000    $923,000     $408,000             --         $2,717,000
                               ==========    ========     ========       ========         ==========
October 31, 1994.............  $2,254,000          --     $202,000       $150,000         $2,202,000
                               ==========    ========     ========       ========         ==========
October 31, 1993.............  $2,154,000    $873,000     $773,000             --         $2,254,000
                               ==========    ========     ========       ========         ==========

---------------

(1) Amount relates to the acquisition of Raisins -- Note 2 .

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 1996

                                          QUIKSILVER, INC.
                                          (Registrant)

                                          By:       ROBERT B. McKNIGHT, JR.
                                              ----------------------------------
                                                   Robert B. McKnight, Jr.
                                                  Chairman of the Board and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

                                          By:       RANDALL L. HERREL, SR.
                                              ----------------------------------
                                                   Randall L. Herrel, Sr.
                                             President, Chief Operating Officer,
                                                        and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                               TITLE                  DATE SIGNED
------------------------------------------  -------------------------------  -----------------
          ROBERT B. McKNIGHT, JR.              Chairman of the Board and     January 25, 1996
------------------------------------------      Chief Executive Officer
          Robert B. McKnight, Jr.            (Principal Executive Officer)

          RANDALL L. HERREL, SR.              President, Chief Operating     January 25, 1996
------------------------------------------  Officer, Secretary and Director
          Randall L. Herrel, Sr.

             BERT G. FENENGA                    Senior Vice President,       January 25, 1996
------------------------------------------      Chief Financial Officer
             Bert G. Fenenga                         and Treasurer
                                               (Principal Financial and
                                                  Accounting Officer)

          WILLIAM M. BARNUM, JR.                       Director              January 25, 1996
------------------------------------------
          William M. Barnum, Jr.

             CHARLES E. CROWE                          Director              January 25, 1996
------------------------------------------
             Charles E. Crowe

             MICHAEL H. GRAY                           Director              January 25, 1996
------------------------------------------
             Michael H. Gray

             ROBERT G. KIRBY                           Director              January 25, 1996
------------------------------------------
             Robert G. Kirby

                TOM ROACH                              Director              January 25, 1996
------------------------------------------
                Tom Roach

                                 EXHIBIT INDEX

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                                  DESCRIPTION                                   NUMBERED
------    -----------------------------------------------------------------------   ------------
  3.1     Certificate of Incorporation as presently in effect (incorporated by reference to Exhibit 3.1 to the Company's registration statement on
          Form S-1 filed with the Securities and Exchange Commission on December
          16, 1986 (the "Registration Statement"))...............................
  3.2     Bylaws as presently in effect (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990)................................................
 10.2     Standard Industrial Lease -- Net dated May 22, 1990 between Fountain
          Valley Associates, a California limited partnership and Registrant
          (incorporated by reference to Exhibit 10.2 of the Registrant's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1990)........
 10.3     Standard Industrial Lease -- Net dated June 1, 1987 between Griswold
          Industries and Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1987)......................................................
 10.4     Amended and Restated Loan Agreement between Union Bank and Registrant dated October 5, 1994 (incorporated by reference to Exhibit 10.4 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1994)......................................................
 10.5     Quiksilver, Inc. Stock Option Plan dated March 24, 1995 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on
          Form 10-Q for the quarter ended April 30, 1995)(1).....................
 10.6     Warrant Agreement dated December 16, 1988 between Robert G. Kirby and
          Registrant (incorporated by reference to Exhibit 10.11 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1987)(1)...................................................
 10.7     Indemnity Agreement between Charles E. Crowe and Registrant dated March
          29, 1988 (incorporated by reference to Exhibit 10.16 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1988)(1)...................................................
 10.8     Indemnity Agreement between Robert G. Kirby and Registrant dated March
          29, 1988 (incorporated by reference to Exhibit 10.19 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1988)(1)...................................................
 10.9     Indemnity Agreement between Robert B. McKnight, Jr. and Registrant dated March 29, 1988 (incorporated by reference to Exhibit 10.20 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1988)(1)...................................................
10.10     Indemnity Agreement between Randall L. Herrel, Sr. and Registrant dated
          February 16, 1990 (incorporated by reference to Exhibit 10.21 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1990)(1)...................................................
10.11     Indemnity Agreement between Bert G. Fenenga and Registrant dated
          January 24, 1995 (incorporated by reference to Exhibit 10.13 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1994)(1)...................................................
10.12     Indemnity Agreement between William M. Barnum, Jr. and Registrant dated
          May 1, 1995 (incorporated by reference to Exhibit 10.2 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended April
          30, 1995)(1)...........................................................
10.13     Indemnity Agreement between Michael H. Gray and Registrant dated May 1,
          1995 (incorporated by reference to Exhibit 10.3 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended April 30,
          1995)(1)...............................................................
10.14     Indemnity Agreement between Tom Roach and Registrant dated May 1, 1995
          (incorporated by reference to Exhibit 10.2 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended April 30,
          1995)(1)...............................................................

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                                  DESCRIPTION                                   NUMBERED
------    -----------------------------------------------------------------------   ------------
10.15     Trademark License and Manufacturing Agreement dated January 1, 1992 between Omareef USA, Inc. and Registrant (incorporated by reference to
          Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended October 31, 1992)....................................
10.16     Trademark License and Manufacturing Agreement dated August 1, 1992 between Valley Isle, Inc. and Registrant (incorporated by reference to
          Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended October 31, 1992)....................................
10.17     Trademark License and Manufacturing Agreement dated September 28, 1992 between GMT Corporation and Registrant (incorporated by reference to
          Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the
          fiscal year ended October 31, 1992)....................................
10.18     Trademark License and Manufacturing Agreement dated September 28, 1992 between Black Flys and Registrant (incorporated by reference to Exhibit
          10.21 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992)(1)........................................
10.19     Quiksilver, Inc. Nonemployee Directors' Stock Option dated April 10,
          1992 (incorporated by reference to Exhibit 10.22 of the Registrant's
          Annual Report on Form 10-K for the fiscal year ended October 31,
          1992)..................................................................
10.20     Trademark License and Manufacturing Agreement dated January 26, 1993 between Quiksilver Garments Pty Ltd. and Na Pali, S.A. (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form
          10-K for the fiscal year ended October 31, 1992).......................
10.21     Employment Agreement between Robert B. McKnight, Jr. and Registrant dated April 1, 1995(1).................................................
10.22     Employment Agreement between Harry Hodge and Registrant dated April 1,
          1995(1)................................................................
10.23     Employment Agreement between Bert G. Fenenga and Registrant dated April
          1, 1995(1).............................................................
10.24     Agreement for Purchase and Sale of Assets dated November 1, 1993 between Registrant and each of QS Raisin, Inc., The Raisin Company,
          Inc., The Raisin Company, Lingo/Blue, Inc., Thomas I. Lingo, Patricia
          J. Lingo and Hugh Blue (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1993)(1)...................................................
10.25     Stock Purchase Agreement dated November 1, 1993 between Registrant and each of QS Raisin, Inc., ATI Apparel Trade International, The Lingo
          Family Trust, The Blue Family Trust, Davis P. Goodman, Thomas I. Lingo
          and Hugh Blue (incorporated by reference to Exhibit 10.23 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1993)(1)...................................................
 11.1     Computation of Net Income Per Common Share.............................
 21.1     Names and Jurisdictions of Subsidiaries................................
 23.1     Independent Auditors' Consent..........................................
 27.1     Financial Data Schedule................................................

---------------

(1) Management contract or compensatory plan