Form 10-Q
period 1996-01-31
QUIKSILVER INC
filed 1996-03-13
CIK 805305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]          REPORT REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-15131

                                QUIKSILVER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   33-0199426
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)

                              1740 MONROVIA AVENUE
                         COSTA MESA, CALIFORNIA  92627
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (714) 645-1395

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            Title of                               Name of each exchange
           each class                               on which registered
           ----------                              ---------------------
              NONE                                         NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                  ------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES X   NO

    THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, AT JANUARY 31, 1996 WAS 6,804,604.

                                QUIKSILVER, INC.

                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION                                      Page No.
------------------------------                                      --------
   Item 1. Consolidated Financial Statements:

      Consolidated Balance Sheets
         January 31, 1996 (Unaudited) and October 31, 1995 ........     2

         Consolidated Statements of Income (Unaudited)
         Three Months ended January 31, 1996 and 1995 .............     3

         Consolidated Statements of Cash Flows (Unaudited)
         Three Months ended January 31, 1996 and 1995 .............     4

         Notes to Consolidated Financial Statements ...............     5

   Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations .............    6

Part II - OTHER INFORMATION
---------------------------

   Item 6. Exhibits and Reports on Form 8-K .......................     8


SIGNATURES  .......................................................     8
----------

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements
                                QUIKSILVER, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                    January 31,    October 31,
    (Amounts in thousands except share data)           1996           1995
-------------------------------------------------   -----------    -----------
                                    ASSETS
Current assets
   Cash and cash equivalents ....................     $  1,217        $ 3,461
   Trade accounts receivable, less allowance
      for doubtful accounts of $2,895 (1996)
      and $2,717 (1995) .........................       38,325         38,308
   Other receivables ............................        1,998          1,471
   Inventories - Note 3 .........................       32,862         28,355
   Prepaid expenses .............................        1,090          2,240
                                                      --------        -------
      Total current assets ......................       75,492         73,835

Equipment, less accumulated depreciation
   and amortization of $7,236 (1996) and
   $6,982 (1995) ................................        7,326          7,032
Trademark and consulting agreement, less
   accumulated amortization of $1,373 (1996)
   and $1,336 (1995) ............................        1,645          1,682
Goodwill, less accumulated amortization
   of $2,651 (1996) and $2,501 (1995) ...........       15,457         15,611
Other assets ....................................        1,972          1,008
                                                      --------        -------
                                                      $101,892        $99,168
                                                      ========        =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Lines of credit ..............................     $  5,826        $ 8,031
   Accounts payable .............................       12,845          9,257
   Accrued liabilities ..........................        7,379          8,834
   Current portion of notes payable .............          228            233
      Income taxes payable ......................        1,412            578
                                                      --------        -------
         Total current liabilities ..............       27,690         26,933


Notes payable ...................................        3,127          3,297
                                                      --------        -------
         Total liabilities ......................       30,817         30,230

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares 5,000,000; issued and outstanding
      shares - none .............................           --             --
   Common stock, $.01 par value, authorized
      shares 10,000,000; issued and outstanding
      shares 6,804,604 (1996) and
      6,775,605 (1995)...........................           68             68
   Additional paid-in-capital ...................       15,440         15,118
   Retained earnings ............................       54,867         52,739
   Cumulative foreign currency translation gain .          700          1,013
                                                      --------        -------
         Total stockholders' equity .............       71,075         68,938
                                                      --------        -------
                                                      $101,892        $99,168
                                                      ========        =======




                See notes to consolidated financial statements.

                                QUIKSILVER, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three months ended January 31,
                                              ------------------------------
 (Amounts in thousands except share data)        1996                1995
------------------------------------------    ----------          ----------
Net sales ................................    $   40,487          $   33,658
Cost of goods sold .......................        24,892              20,769
                                              ----------          ----------
   Gross profit ..........................        15,595              12,889
                                              ----------          ----------
Operating expenses
   Selling, general and
      administrative expenses ............        11,336               9,965
   Royalty income ........................          (205)               (208)
   Royalty expense .......................           565                 422
                                              ----------          ----------
      Total operating expenses ...........        11,696              10,179
                                              ----------          ----------
Operating income .........................         3,899               2,710
Interest income ..........................            (1)                 (6)
Interest expense .........................           170                 170
Gain on foreign currency exchange ........          (117)               (235)
Loss on foreign currency exchange ........           140                 138
Other expense ............................           101                  78
                                              ----------          ----------
Income before provision for income taxes .         3,606               2,565
Provision for income taxes ...............         1,481               1,034
                                              ----------          ----------
Net income ...............................    $    2,125          $    1,531
                                              ==========          ==========

Primary net income per common share ......    $      .30          $      .23
                                              ==========          ==========

Fully diluted net income per common share.    $      .30          $      .23
                                              ==========          ==========

Primary weighted average common shares
   and equivalents outstanding - Note 2 ..     7,134,000           6,744,000
                                              ==========          ==========

Fully diluted weighted average
   common shares and equivalents
   outstanding - Note 2 ..................     7,134,000           6,744,000
                                              ==========          ==========





                See notes to consolidated financial statements.

                                QUIKSILVER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Three months ended January 31,
                                                ------------------------------
             (Amounts in thousands)                         1996        1995
------------------------------------------------------    -------     --------
Cash flows from operating activities:
   Net income ........................................    $ 2,125     $ 1,531

   Items in income not affecting cash:
      Depreciation and amortization ..................        628         565
      Provision for losses on accounts receivable ....        183         243
      Net loss (gain) on sale of fixed assets ........         23          (4)

   Change in operating assets and liabilities:
      Trade accounts receivable ......................       (200)        205
      Other receivables ..............................       (527)       (563)
      Inventories ....................................     (4,507)     (7,329)
      Prepaid expenses ...............................         61          34
      Other assets ...................................        125         (12)
      Accounts payable ...............................      3,588       5,539
      Accrued liabilities ............................     (1,455)      1,201
      Income taxes payable ...........................        834      (1,081)
                                                          -------     -------
Net change in cash related to operating activities ...        878         329

Cash flows from investing activities:
   Proceeds from sales of fixed assets ...............         20          25
   Capital expenditures ..............................       (774)       (897)
   Goodwill ..........................................         --          --
                                                          -------     -------
Net change in cash related to investing activities ...       (754)       (872)

Cash flows from financing activities:
   Borrowings on lines of credit .....................      3,565       6,012
   Payments on lines of credit .......................     (5,775)     (4,300)
   Borrowings on long-term debt ......................         40         112
   Payments on long-term debt ........................       (210)       (183)
   Proceeds from stock issued in connection with
      exercise of stock options ......................        325         189
                                                          -------     -------
Net change in cash related to financing activities ...     (2,055)      1,830
Effect of exchange rate changes on cash ..............       (313)        (92)
                                                          -------     -------
Net change in cash ...................................     (2,244)      1,195
Cash at beginning of period ..........................      3,461         682
                                                          -------     -------

Cash at end of period ................................    $ 1,217     $ 1,877
                                                          =======     =======

Supplementary Cash Flow Information:

Cash paid during the period for:
   Interest ..........................................    $   185     $   241
                                                          =======     =======

   Income taxes ......................................    $   549     $ 1,085
                                                          =======     =======





                See notes to consolidated financial statements.

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

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the quarter ended January 31, 1996 and 1995. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the years ended October 31, 1995 and 1994. Interim results are not necessarily indicative of results for the full year due to seasonality and other factors.

         For foreign operations, local currencies are considered the functional currencies. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation effects are accumulated as part of the cumulative foreign currency translation gain section in stockholders' equity. Gains and losses from foreign currency transactions are included in operating results.


2. Net income per common share was computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding, using the treasury stock method, assuming the exercise of all outstanding options and warrants which were considered to be common stock equivalents.


3.       Inventories consist of the following:

                                           January 31,            October 31,
                                              1996                   1995
                                           -----------            -----------
                   Raw Materials           $11,765,000            $10,875,000
                   Work-In-Process           4,142,000              4,104,000
                   Finished Goods           16,955,000             13,376,000
                                           -----------            -----------

                                           $32,862,000            $28,355,000
                                           ===========            ===========

         Inventories are valued at the lower of cost (first in, first out) or market.

                         PART I - FINANCIAL INFORMATION
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS - Three Months Ended January 31, 1996 as Compared to
--------------------------------------------------------------------------
Three Months Ended January 31, 1995
-----------------------------------

Fiscal 1996 first quarter consolidated net sales increased 20.3% to $40,487,000 as compared to $33,658,000 in the same period of the prior year. Fiscal 1996 first quarter net sales, excluding European operations, increased 11.8% to $24,852,000 as compared to $22,239,000 in the same period of the prior year. This increase was primarily due to a greater acceptance of the Company's product lines. Fiscal 1996 first quarter net sales for European operations increased 36.9% to $15,635,000 as compared to $11,419,000 in the same period of the prior year. This increase was a result of a greater acceptance of the Company's product lines in Europe and a decrease in the French franc exchange rate.

Fiscal 1996 first quarter consolidated gross profit margin increased to 38.5% as compared to 38.3% in the same period of the prior year. Fiscal 1996 first quarter gross profit margin, excluding European operations, increased to 35.8% as compared to 35.5% in the same period of the prior year. This increase was primarily due to cost reduction measures and improved product forecasting resulting in a reduction in closing out selected finished goods inventory at below wholesale prices. Fiscal 1996 first quarter gross profit margin for European operations decreased to 42.8% as compared to 43.8% in the same quarter of the prior year. This decrease was primarily due to higher levels of markdowns and a different mix of sales.

Fiscal 1996 first quarter consolidated selling, general and administrative expense ("SG&A") increased 13.8% to $11,336,000 as compared to $9,965,000 in the same period of the prior year. Fiscal 1996 first quarter SG&A, excluding European operations, increased 10.4% to $6,977,000 as compared to $6,320,000 in the same period of the prior year. This increase was primarily due to increased sales volume. Fiscal 1996 first quarter SG&A expense for European operations increased 19.6% to $4,359,000 as compared to $3,645,000 in the same period of the prior year. This increase was primarily a result of increased sales volume and a decrease in the French franc exchange rate.

Fiscal 1996 first quarter consolidated royalty income decreased 1.4% to $205,000 as compared to $208,000 in the same period of the prior year. This decrease was due to decreased sales of internationally licensed products. The Company receives royalty income from its Mexico, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees.

Fiscal 1996 first quarter consolidated royalty expense increased 33.9% to $565,000 as compared to $422,000 in the same period of the prior year. This increase was primarily due to increased sales by Quiksilver Europe, which, as a licensee of Quiksilver International, pay royalties pursuant to a license agreement, and due to a decrease in the French franc exchange rate.

Fiscal 1996 first quarter consolidated interest income decreased to $1,000 as compared to $6,000 in the same period of the prior year. Fiscal 1996 first quarter consolidated interest expense remained stable at $170,000 as compared to $170,000 in the same period of the prior year.

Fiscal 1996 first quarter consolidated net income increased 38.8% to $2,125,000 or $0.30 per fully diluted common share as compared to $1,531,000 or $0.23 per fully diluted common share in the same period of the prior year. This increase was primarily due to increased sales and gross profit margin, partially offset by increased SG&A and royalty expense.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
---------------------------------------------------

The Company finances its capital investments and seasonal working capital requirements from funds generated by its operations and bank revolving lines of credit.

Working capital increased to $47,802,000 at January 31, 1996 as compared to $46,902,000 at October 31, 1995. The increase is primarily due to increased operating income.

Consolidated trade accounts receivable as of January 31, 1996 remained relatively stable at $38,325,000 from $38,308,000 at October 31, 1995. Trade accounts receivable, excluding European operations, decreased 5.2% to $24,201,000 as compared to $25,519,000 at October 31, 1995. European operations trade accounts receivable increased 10.4% to $14,124,000 as compared to $12,789,000 at October 31, 1995. These changes are in line when compared to the same period last year, the increase in bookings and the 20.3% increase in sales for the quarter over the same period of the prior year.

Consolidated inventories as of January 31, 1996 increased 15.9% to $32,862,000 from $28,355,000 at October 31, 1995. Inventories, excluding European operations, increased 13.5% to $25,532,000 as compared to $22,496,000 at October 31, 1995. European operations inventories increased 25.1% to $7,330,000 from $5,859,000 at October 31, 1995. These increases are primarily due to increased bookings for its lines as well as seasonal factors.

As the Company uses independent contractors for cutting, sewing and all other manufacturing of the Company's products, and intends to continue to use independent contractors in the future, the Company has avoided significant capital expenditures. Fiscal 1996 first quarter capital expenditures were $774,000 as compared to $897,000 for the same period of the prior year.

Goodwill on the Company's balance sheets as of January 31, 1996 and October 31, 1995 consists primarily of the costs in excess over net assets acquired in the Quiksilver Europe and Raisins acquisitions.

To finance the Company's seasonal working capital needs, the Company has available a revolving line of credit with a U.S. bank which is unsecured and which provides for a maximum financing of $20,000,000. The line of credit bears interest at 0.5% below the bank's reference rate for the first $16,000,000 drawn and at the bank's reference rate on all amounts drawn over $16,000,000. The line of credit expires April 30, 1996. Quiksilver Europe also has available lines of credit, both secured and unsecured, with banks which provide for maximum financing of approximately $16,600,000. The lines of credit bear interest at 0.7% to 1.0% above the banks reference rates. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital requirements for the forseeable future.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that allowances for doubtful accounts at January 31, 1996 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations. However, in management's opinion, there are adequate alternative retail customers such that the loss of any customer known to have financial difficulties will not have a significant long-term negative impact on the Company's future operations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K
---------------------------------------

   (a)   Exhibits
         --------

         Exhibit 27

   (b)   Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended January 31, 1996





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  QUIKSILVER, INC., a Delaware Corporation


March 8, 1996                                Randall L. Herrel, Sr.
                                  ----------------------------------------
                                             Randall L. Herrel, Sr.
                                             President,
                                             Chief Operating Officer
                                             and Secretary

March 8, 1996                                Bert G. Fenenga
                                  ----------------------------------------
                                             Bert G. Fenenga
                                             Senior Vice President,
                                             Chief Financial Officer
                                             and Treasurer