Form 10-Q
period 1996-04-30
QUIKSILVER INC
filed 1996-06-14
CIK 805305

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                   FORM 10-Q

(Mark One)

[X]              REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended April 30, 1996

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

         The number of shares outstanding of Registrant's Common Stock, par value $.01 per share, at April 30, 1996 was 6,947,513.

                                QUIKSILVER, INC.

                                   FORM 10-Q

                                     INDEX

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION
- ------------------------------

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets
              April 30, 1996 (Unaudited) and October 31, 1995 .......     2

           Consolidated Statements of Income (Unaudited)
              Three Months ended April 30, 1996 and 1995 ............     3
              Six Months ended April 30, 1996 and 1995 ..............     4

           Consolidated Statements of Cash Flows (Unaudited)
              Six Months ended April 30, 1996 and 1995 ..............     5

           Notes to Consolidated Financial Statements ...............     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ............     7


Part II - OTHER INFORMATION
- ---------------------------

  Item 4. Submission of Matters to a Vote of Security Holders ......     10

  Item 6. Exhibits and Reports on Form 8-K .........................     10


SIGNATURES  ........................................................     11
- ----------

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                                QUIKSILVER, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                   April 30,     October 31,
    (Amounts in thousands except share data)         1996            1995
- -------------------------------------------------  ---------     -----------
                                     ASSETS
Current assets
   Cash and cash equivalents ....................  $   3,794       $  3,461
   Trade accounts receivable, less allowance
      for doubtful accounts of $3,200 (1996)
      and $2,717 (1995) .........................     48,449         38,308
   Other receivables ............................      2,118          1,471
   Inventories - Note 3 .........................     29,128         28,355
   Prepaid expenses .............................        918          2,240
                                                   ---------       --------
      Total current assets ......................     84,407         73,835

Equipment, less accumulated depreciation
   and amortization of $6,944 (1996) and
   $6,982 (1995) ................................      7,425          7,032
Trademark and consulting agreement, less
   accumulated amortization of $1,411 (1996)
   and $1,336 (1995) ............................      1,607          1,682
Goodwill, less accumulated amortization
   of $2,802 (1996) and $2,501 (1995) ...........     15,306         15,611
Other assets ....................................      2,205          1,008
                                                   ---------       --------
                                                   $ 110,950       $ 99,168
                                                   =========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Lines of credit ..............................  $   9,592       $  8,031
   Accounts payable .............................      9,558          9,257
   Accrued liabilities ..........................      8,385          8,834
   Current portion of notes payable .............        229            233
   Income taxes payable .........................      2,276            578
                                                   ---------       --------
         Total current liabilities ..............     30,040         26,933


Notes payable ...................................      3,298          3,297
                                                   ---------       --------
         Total liabilities ......................     33,338         30,230

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares 5,000,000; issued and outstanding
      shares - none .............................         --             --
   Common stock, $.01 par value, authorized
      shares 30,000,000; issued and outstanding
      shares 6,947,513 (1996) and
      6,775,605 (1995)...........................         70             68
   Additional paid-in-capital ...................     17,639         15,118
   Retained earnings ............................     59,284         52,739
   Cumulative foreign currency translation gain .        619          1,013
                                                   ---------       --------
         Total stockholders' equity .............     77,612         68,938
                                                   ---------       --------
                                                   $ 110,950       $ 99,168
                                                   =========       ========

                See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               Three months ended April 30,
                                               -----------------------------
 (Amounts in thousands except share data)        1996                1995
- ------------------------------------------     ---------           ---------
Net sales ................................     $  54,505           $  47,311
Cost of goods sold .......................        32,492              28,485
                                               ---------           ---------
   Gross profit ..........................        22,013              18,826
                                               ---------           ---------
Operating expenses:
   Selling, general and
      administrative expenses ............        13,918              12,110
   Royalty income ........................          (186)               (247)
   Royalty expense .......................           610                 615
                                               ---------           ---------
      Total operating expenses ...........        14,342              12,478
                                               ---------           ---------
Operating income .........................         7,671               6,348
Interest income ..........................            (2)                 (1)
Interest expense .........................           230                 398
Gain on foreign currency exchange ........           (56)               (120)
Loss on foreign currency exchange ........            81                  90
Other expense ............................            52                  19
                                               ---------           ---------
Income before provision for income taxes .         7,366               5,962
Provision for income taxes ...............         2,947               2,339
                                               ---------           ---------
Net income ...............................     $   4,419           $   3,623
                                               =========           =========
Primary net income per common share ......     $     .61           $     .52
                                               =========           =========
Fully diluted net income per common share.     $     .61           $     .52
                                               =========           =========
Primary weighted average common shares
   and equivalents outstanding - Note 2 ..     7,202,000           6,996,000
                                               =========           =========
Fully diluted weighted average
   common shares and equivalents
   outstanding - Note 2 ..................     7,251,000           7,000,000
                                               =========           =========


                See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                Six months ended April 30,
                                               -----------------------------
 (Amounts in thousands except share data)         1996                1995
- ------------------------------------------     ---------           ---------
Net sales ................................     $  94,992           $  80,969
Cost of goods sold .......................        57,384              49,254
                                               ---------           ---------
   Gross profit ..........................        37,608              31,715
                                               ---------           ---------
Operating expenses:
   Selling, general and
      administrative expenses ............        25,254              22,075
   Royalty income ........................          (391)               (455)
   Royalty expense .......................         1,175               1,037
                                               ---------           ---------
      Total operating expenses ...........        26,038              22,657
                                               ---------           ---------
Operating income .........................        11,570               9,058
Interest income ..........................            (3)                 (7)
Interest expense .........................           400                 568
Gain on foreign currency exchange ........          (173)               (355)
Loss on foreign currency exchange ........           221                 228
Other expense ............................           153                  97
                                               ---------           ---------
Income before provision for income taxes .        10,972               8,527
Provision for income taxes ...............         4,428               3,373
                                               ---------           ---------
Net income ...............................     $   6,544           $   5,154
                                               =========           =========
Primary net income per common share ......     $     .91           $     .74
                                               =========           =========
Fully diluted net income per common share.     $     .90           $     .74
                                               =========           =========
Primary weighted average common shares
   and equivalents outstanding - Note 2 ..     7,188,000           6,974,000
                                               =========           =========
Fully diluted weighted average
   common shares and equivalents
   outstanding - Note 2 ..................     7,237,000           7,003,000
                                               =========           =========


                See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six months ended April 30,
                                                       --------------------------
               (Amounts in thousands)                       1996       1995
- ------------------------------------------------------    -------    --------
Cash flows from operating activities:
   Net income ........................................    $ 6,544    $  5,154

   Items in income not affecting cash:
      Depreciation and amortization ..................      1,226       1,099
      Provision for losses on accounts receivable ....        483         246
      Net change due to sale of fixed assets .........         33          25

   Change in operating assets and liabilities:
      Trade accounts receivable ......................    (10,624)     (9,134)
      Other receivables ..............................       (647)       (128)
      Inventories ....................................       (773)     (3,668)
      Prepaid expenses ...............................        233         (39)
      Other assets ...................................       (108)        (35)
      Accounts payable ...............................        301       1,100
      Accrued liabilities ............................       (449)      1,935
      Income taxes payable ...........................      1,699        (481)
                                                          -------     -------
Net change in cash related to operating activities ...     (2,082)     (3,926)

Cash flows from investing activities:
   Proceeds from sales of fixed assets ...............         20         (25)
   Capital expenditures ..............................     (1,293)     (1,566)
   Goodwill ..........................................         --          (4)
                                                          -------     -------
Net change in cash related to investing activities ...     (1,273)     (1,595)

Cash flows from financing activities:
   Borrowings on lines of credit .....................     13,390      23,522
   Payments on lines of credit .......................    (11,829)    (18,795)
   Borrowings on long-term debt ......................       (131)      1,029
   Payments on long-term debt ........................        127        (223)
   Proceeds from stock issued in connection with
      exercise of stock options ......................      2,524       1,623
                                                          -------     -------
Net change in cash related to financing activities ...      4,081       7,156
Effect of exchange rate changes on cash ..............       (393)        385
                                                          -------     -------
Net change in cash ...................................        333       2,020
Cash at beginning of period ..........................      3,461         682
                                                          -------     -------
Cash at end of period ................................    $ 3,794     $ 2,702
                                                          =======     =======
Supplementary Cash Flow Information:

Cash paid during the period for:
   Interest ..........................................    $   382     $   627
                                                          =======     =======
   Income taxes ......................................    $ 3,668     $ 2,900
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

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the quarters ended April 30, 1996 and 1995. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the years ended October 31, 1995 and 1994. Interim results are not necessarily indicative of results for the full year due to seasonality and other factors.

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


3.       Inventories consist of the following:

                                            April 30,             October 31,
                                              1996                   1995
                                          ------------           ------------
         Raw Materials                    $ 10,214,000           $ 10,875,000
         Work-In-Process                     3,445,000              4,104,000
         Finished Goods                     15,469,000             13,376,000
                                          ------------           ------------
                                          $ 29,128,000           $ 28,355,000
                                          ============           ============

         Inventories are valued at the lower of cost (first in, first out) or market.

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Three Months Ended April 30, 1996 as Compared to Three Months Ended April 30, 1995

Fiscal 1996 second quarter consolidated net sales increased 15.2% to $54,505,000 as compared to $47,311,000 in the same period of the prior year. Fiscal 1996 second quarter net sales, excluding European operations, increased 15.3% to $35,962,000 as compared to $31,187,000 in the same period of the prior year. This increase was primarily due to a greater acceptance of the Company's product lines. Fiscal 1996 second quarter net sales for European operations increased 15.0% to $18,543,000 as compared to $16,124,000 in the same period of the prior year. This increase was a result of a greater acceptance of the Company's product lines in Europe.

Fiscal 1996 second quarter consolidated gross profit margin increased to 40.4% as compared to 39.8% in the same period of the prior year. Fiscal 1996 second quarter gross profit margin, excluding European operations, was unchanged at 36.4% compared to the same period of the prior year. Fiscal 1996 second quarter gross profit margin for European operations increased to 48.1% as compared to 46.3% in the same quarter of the prior year. This increase was primarily due to improved product forecasting and better sourcing.

Fiscal 1996 second quarter consolidated selling, general and administrative expense ("SG&A") increased 14.9% to $13,918,000 as compared to $12,110,000 in the same period of the prior year. Fiscal 1996 second quarter SG&A, excluding European operations, increased 9.7% to $8,557,000 as compared to $7,798,000 in the same period of the prior year. This increase was primarily due to increased sales volume. Fiscal 1996 second quarter SG&A expense for European operations increased 24.3% to $5,361,000 as compared to $4,312,000 in the same period of the prior year. This increase was primarily a result of increased selling expense due to additional trade shows.

Fiscal 1996 second quarter consolidated royalty income decreased 24.7% to $186,000 as compared to $247,000 in the same period of the prior year. This decrease was due to decreased sales of internationally licensed products. The Company receives royalty income from its Mexico, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees.

Fiscal 1996 second quarter consolidated royalty expense decreased slightly to $610,000 as compared to $615,000 in the same period of the prior year. The decrease was due to lower international sales.

Fiscal 1996 second quarter consolidated interest income increased to $2,000 as compared to $1,000 in the same period of the prior year. Fiscal 1996 second quarter consolidated interest expense decreased 42.2% to $230,000 as compared to $398,000 in the same period of the prior year. This decrease was primarily due to lower borrrowings resulting from profitable operations and proceeds from common stock issued in connection with the exercise of stock options.

Fiscal 1996 second quarter consolidated net income increased 22.0% to $4,419,000 or $0.61 per fully diluted common share as compared to $3,623,000 or $0.52 per fully diluted common share in the same period of the prior year.
This increase was primarily due to increased sales and gross profit margin, together with lower interest costs, partially offset by increased SG&A and lower royalty income.

RESULTS OF OPERATIONS - Six Months Ended April 30, 1996 as Compared to Six Months Ended April 30, 1995

Consolidated net sales for the six months increased 17.3% to $94,992,000 as compared to $80,969,000 in the same period of the prior year. Fiscal 1996 six month net sales, excluding European operations, increased 13.8% to $60,814,000
as compared to $53,425,000 in the same period of the prior year.   This
increase was primarily due to a greater acceptance of the Company's product lines. Fiscal 1996 six month net sales for European operations increased 24.1% to $34,178,000 as compared to $27,544,000 in the same period of the prior year. This increase was a result of a greater acceptance of the Company's product lines in Europe.

Consolidated gross profit margin for the six months increased to 39.6% as compared to 39.2% in the same period of the prior year. Fiscal 1996 six month gross profit margin, excluding European operations, increased slightly to 36.1% as compared to 36.0% in the same period of the prior year. Fiscal 1996 six month gross profit margin for European operations increased to 45.7% as compared to 45.3% in the same quarter of the prior year. This increase was primarily due to improved product forecasting and better sourcing.

Consolidated SG&A for the six months increased 14.4% to $25,254,000 as compared to $22,075,000 in the same period of the prior year. Fiscal 1996 six month SG&A, excluding European operations, increased 10.0% to $15,533,000 as compared
to $14,118,000 in the same period of the prior year.   This increase was
primarily due to increased sales volume. Fiscal 1996 six month SG&A for European operations increased 22.2% to $9,721,000 as compared to $7,957,000 in the same period of the prior year. This increase was primarily a result of increased sales volume and direct selling and shipping into countries that were previously sold to by distributors.

Consolidated royalty income for the six months decreased 14.1% to $391,000 as compared to $455,000 in the same period of the prior year. This decrease was due to decreased sales of internationally licensed products.

Consolidated royalty expense for the six months increased 13.3% to $1,175,000 as compared to $1,037,000 in the same period of the prior year. This increase was primarily due to increased sales by Quiksilver Europe.

Consolidated interest income for the six months decreased 57.1% to $3,000 as compared to $7,000 in the same period of the prior year. Consolidated interest expense for the six months decreased 29.6% to $400,000 as compared to $568,000 in the same period of the prior year. The changes were primarily due to decreased borowings as a result of profitable operations and proceeds from common stock issued in connection with the exercise of stock options.

Consolidated net income for the six months increased 27.0% to $6,544,000 or $0.90 per fully diluted common share as compared to $5,154,000 or $0.74 per fully diluted common share in the same period of the prior year. This increase was primarily due to increased sales and gross profit margin, partially offset by increased SG&A and lower royalty income.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements from funds generated by its operations and bank revolving lines of credit.

Working capital increased 15.9% to $54,367,000 at April 30, 1996 as compared to $46,902,000 at October 31, 1995. The increase is primarily due to increased operating income and exercise of stock options.

Consolidated trade accounts receivable as of April 30, 1996 increased 26.5% to $48,449,000 from $38,308,000 at October 31, 1995. Trade accounts receivable, excluding European operations,increased 19.4% to $30,474,000 as compared to $25,519,000 at October 31, 1995. European operations trade accounts receivable increased 40.6% to $17,975,000 as compared to $12,789,000 at October 31, 1995.
These changes are in line when compared to the same period last year, the increase in bookings and the 15.2% increase in sales for the quarter over the same period of the prior year.

Consolidated inventories as of April 30, 1996 increased 2.7% to $29,128,000 from $28,355,000 at October 31, 1995. Inventories, excluding European operations, increased 4.6% to $23,527,000 as compared to $22,496,000 at October 31, 1995. European operations inventories decreased 4.4% to $5,601,000 from $5,859,000 at October 31, 1995. These changes are primarily due to bookings as well as seasonal factors.

As the Company uses independent contractors for cutting, sewing and all other manufacturing of the Company's products, and intends to continue to use independent contractors in the future, the Company has avoided significant capital expenditures. Fiscal 1996 six month capital expenditures were $1,293,000 as compared to $1,566,000 for the same period of the prior year.

Goodwill on the Company's balance sheets as of April 30, 1996 and October 31, 1995 consists primarily of the costs in excess over net assets acquired in the Quiksilver Europe and Raisins acquisitions.

To finance the Company's seasonal working capital needs, the Company has available a revolving line of credit with a U.S. bank which is unsecured and which provides for a maximum financing of $30,000,000. The line of credit bears interest at 0.5% below the bank's reference rate. The line of credit expires April 30, 1998. Quiksilver Europe also has available lines of credit, both secured and unsecured, with banks which provide for maximum financing of approximately $16,600,000. The lines of credit bear interest at 0.7% to 1.0% above the banks reference rates. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital requirements for the forseeable future.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that allowances for doubtful accounts at April 30, 1996 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations. However, in management's opinion, there are adequate alternative retail customers such that the loss of any customer known to have financial difficulties will not have a significant long-term negative impact on the Company's future operations.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on March 22, 1996. At the Annual Meeting, the following directors were elected to serve on the Company's Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

                             Votes      Votes      Broker
                              For      Against   Abstentions   No Votes
                           ---------   -------   -----------   --------
Robert B. McKnight, Jr.    5,731,341   339,157        0            0
Randall L. Herrel, Sr.     5,731,316   339,182        0            0
William M. Barnum, Jr.     5,862,516   207,982        0            0
Charles E. Crowe           5,731,036   339,462        0            0
Michael H. Gray            5,862,516   207,982        0            0
Robert G. Kirby            5,862,661   207,837        0            0
Tom Roach                  5,862,541   207,957        0            0

The Company's Stockholders also approved a proposal for adoption of the 1996 Stock Option Plan which includes an aggregate number of shares of Common Stock available for issuance granted pursuant to the 1996 Plan of 700,000 shares. With respect to this proposal there were 2,929,452 votes cast for the proposal, 2,321,385 votes cast against the proposal, 28,920 abstentions and 29,000 broker no-votes.

The Company's Stockholders also approved a proposal for adoption of the 1995 Nonemployee Directors' Stock Option Plan which includes an aggregate number of shares of Common Stock available for issuance granted pursuant to the 1995 Plan of 140,000 shares. With respect to this proposal there were 4,632,318 votes cast for the proposal, 611,294 votes cast against the proposal, 36,145 abstentions and 29,000 broker no-votes.

The Company's Stockholders also approved a proposal to amend the Company's Certificate of Incorporation to increase the total authorized shares of Common Stock from 10,000,000 shares to 30,000,000 shares. With respect to this proposal there were 3,944,857 votes cast for the proposal, 2,118,340 votes cast against the proposal, 4,657 abstentions and 736,750 broker no-votes.

No other matters were voted on at the Annual Meeting.



Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10.1   Quiksilver, Inc. 1996 Stock Option Plan
         10.2   Quiksilver, Inc. 1995 Nonemployee Directors' Stock Option Plan
         10.3   Restated Certificate of Incorporation of Quiksilver, Inc.
         27.0   Financial Data Schedule

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended April 30,
         1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUIKSILVER, INC.,
                                             a Delaware Corporation


June 10,  1996                               Robert B. McKnight, Jr.
                                             -----------------------------
                                             Robert B. McKnight, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer

June 10, 1996                                Randall L. Herrel, Sr.
                                             -----------------------------
                                             Randall L. Herrel, Sr.
                                             President, Chief Operating
                                             Officer and Secretary