Form 10-Q
period 1996-07-31
QUIKSILVER INC
filed 1996-09-13
CIK 805305

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549


                                   FORM 10-Q


(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

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


                                 (714) 645-1395
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO
    -------     -------

            The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                             September 6, 1996 was
                                   6,950,846.

                                QUIKSILVER, INC.

                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION                                                         Page No.
- ------------------------------                                                         --------
Item 1. Financial Statements:

    Condensed Consolidated Balance Sheets
         July 31, 1996 and October 31, 1995 . . . . . . . . . . . . . . . . . . . .       2

    Condensed Consolidated Statements of Income
         Three Months Ended July 31, 1996 and 1995  . . . . . . . . . . . . . . . .       3
         Nine Months Ended July 31, 1996 and 1995 . . . . . . . . . . . . . . . . .       4

    Condensed Consolidated Statements of Cash Flows
         Nine Months ended July 31, 1996 and 1995 . . . . . . . . . . . . . . . . .       5

    Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . .       6

Item 2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7


Part II - OTHER INFORMATION
- ---------------------------

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .      10


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
- ----------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                QUIKSILVER, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                           JULY 31,           OCTOBER 31,
                                                                             1996                 1995
                                                                             ----                 ----
                               ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . .          $  4,304,000          $ 3,461,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $3,843,000 (1996)
      and $2,717,000 (1995) . . . . . . . . . . . . . . . . . .            46,113,000           38,308,000
   Other receivables  . . . . . . . . . . . . . . . . . . . . .             2,560,000            1,471,000
   Inventories - Note 3 . . . . . . . . . . . . . . . . . . . .            34,641,000           28,355,000
    Prepaid expenses and other current assets . . . . . . . . .             2,097,000            2,240,000
                                                                         ------------          -----------
         Total current assets . . . . . . . . . . . . . . . . .            89,715,000           73,835,000

Property and equipment, less accumulated depreciation
   and amortization of $7,564,000 (1996) and
   $6,982,000 (1995)  . . . . . . . . . . . . . . . . . . . . .             8,902,000            7,032,000
Trademark, less accumulated amortization of
   $1,449,000 (1996) and $1,336,000 (1995)                                  1,569,000            1,682,000
Goodwill, less accumulated amortization of
   $2,954,000 (1996) and $2,501,000 (1995)  . . . . . . . . . .            15,158,000           15,611,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .             1,430,000            1,008,000
                                                                         ------------          -----------
         Total assets . . . . . . . . . . . . . . . . . . . . .          $116,774,000          $99,168,000
                                                                         ============          ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit  . . . . . . . . . . . . . . . . . . . . . .          $  6,673,000          $ 8,031,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . . .            13,128,000            9,257,000
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . .             9,723,000            8,834,000
   Current portion of notes payable . . . . . . . . . . . . . .               242,000              233,000
   Income taxes payable . . . . . . . . . . . . . . . . . . . .             3,246,000              578,000
                                                                         ------------          -----------
         Total current liabilities  . . . . . . . . . . . . . .            33,012,000           26,933,000

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .             3,172,000            3,297,000
                                                                         ------------          -----------
         Total liabilities  . . . . . . . . . . . . . . . . . .            36,184,000           30,230,000
                                                                         ------------          -----------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none . . . . . . . . . . . . . . . . . . . . . .                    --                   --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares - 6,950,846 (1996) and 6,775,605 (1995)  . . . . .                70,000               68,000
   Additional paid-in-capital . . . . . . . . . . . . . . . . .            17,702,000           15,118,000
   Retained earnings  . . . . . . . . . . . . . . . . . . . . .            61,822,000           52,739,000
   Cumulative foreign currency translation gain . . . . . . . .               996,000            1,013,000
                                                                         ------------         ------------
         Total stockholders' equity . . . . . . . . . . . . . .            80,590,000           68,938,000
                                                                         ------------         ------------
         Total liabilities and stockholders' equity . . . . . .          $116,774,000         $ 99,168,000
                                                                         ============         ============





           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                            THREE MONTHS ENDED JULY 31,
                                                                            ---------------------------
                                                                             1996                 1995
                                                                             ----                 ----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .           $49,008,000          $42,738,000
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . .            30,837,000           26,606,000
                                                                          -----------          -----------
   Gross profit . . . . . . . . . . . . . . . . . . . . . . . .            18,171,000           16,132,000
                                                                          -----------          -----------
Operating expenses:
   Selling, general and administrative expense                             13,445,000           11,446,000
   Royalty income . . . . . . . . . . . . . . . . . . . . . . .              (421,000)            (242,000)
   Royalty expense  . . . . . . . . . . . . . . . . . . . . . .               665,000              500,000
                                                                          -----------          -----------
      Total operating expenses  . . . . . . . . . . . . . . . .            13,689,000           11,704,000
                                                                          -----------          -----------
Operating income  . . . . . . . . . . . . . . . . . . . . . . .             4,482,000            4,428,000

Interest expense, net . . . . . . . . . . . . . . . . . . . . .               186,000              249,000
Foreign currency (gain) loss  . . . . . . . . . . . . . . . . .               (15,000)             118,000
Other expense . . . . . . . . . . . . . . . . . . . . . . . . .                82,000               91,000
                                                                          -----------          -----------
Income before provision for income taxes  . . . . . . . . . . .             4,229,000            3,970,000

Provision for income taxes  . . . . . . . . . . . . . . . . . .             1,690,000            1,662,000
                                                                          -----------          -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 2,539,000          $ 2,308,000
                                                                          ===========          ===========
Net income per common share . . . . . . . . . . . . . . . . . .                 $0.35                $0.33
                                                                          ===========          ===========
Weighted average common shares
   and equivalents outstanding - Note 2 . . . . . . . . . . . .             7,268,000            7,008,000
                                                                          ===========          ===========





           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                            NINE MONTHS ENDED JULY 31,
                                                                            --------------------------
                                                                             1996                 1995
                                                                             ----                 ----

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .          $144,000,000         $123,707,000
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . .            88,221,000           75,860,000
                                                                         ------------         ------------
   Gross profit . . . . . . . . . . . . . . . . . . . . . . . .            55,779,000           47,847,000
                                                                         ------------         ------------
Operating expenses:
   Selling, general and administrative expense                             38,699,000           33,521,000
   Royalty income . . . . . . . . . . . . . . . . . . . . . . .              (812,000)            (697,000)
   Royalty expense  . . . . . . . . . . . . . . . . . . . . . .             1,840,000            1,537,000
                                                                         ------------         ------------
      Total operating expenses  . . . . . . . . . . . . . . . .            39,727,000           34,361,000
                                                                         ------------         ------------
Operating income  . . . . . . . . . . . . . . . . . . . . . . .            16,052,000           13,486,000

Interest expense, net . . . . . . . . . . . . . . . . . . . . .               583,000              810,000
Foreign currency (gain) loss  . . . . . . . . . . . . . . . . .                33,000               (9,000)
Other expense . . . . . . . . . . . . . . . . . . . . . . . . .               235,000              188,000
                                                                         ------------         ------------
Income before provision for income taxes  . . . . . . . . . . .            15,201,000           12,497,000

Provision for income taxes  . . . . . . . . . . . . . . . . . .             6,118,000            5,035,000
                                                                         ------------         ------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .          $  9,083,000         $  7,462,000
                                                                         ============         ============
Net income per common share . . . . . . . . . . . . . . . . . .                 $1.26                $1.06
                                                                         ============         ============
Weighted average common shares
   and equivalents outstanding - Note 2 . . . . . . . . . . . .             7,216,000            7,017,000
                                                                         ============         ============





           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            NINE MONTHS ENDED JULY 31,
                                                                           ---------------------------
                                                                             1996                 1995
                                                                             ----                 ----
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . .          $  9,083,000         $  7,462,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . .             1,924,000            1,685,000
         Provision for losses on accounts receivable  . . . . .             1,904,000              790,000
         Loss (gain) on sale of fixed assets  . . . . . . . . .               (15,000)              25,000
         Changes in operating assets and liabilities:
            Trade accounts receivable . . . . . . . . . . . . .           (10,005,000)          (7,036,000)
            Other receivables . . . . . . . . . . . . . . . . .              (831,000)             158,000
            Inventories . . . . . . . . . . . . . . . . . . . .            (6,314,000)         (11,014,000)
            Prepaid expenses and other current assets . . . . .               129,000             (406,000)
            Other assets  . . . . . . . . . . . . . . . . . . .              (425,000)             (60,000)
            Accounts payable  . . . . . . . . . . . . . . . . .             3,983,000            5,235,000
            Accrued liabilities . . . . . . . . . . . . . . . .               928,000            3,816,000
            Income taxes payable  . . . . . . . . . . . . . . .             2,652,000              690,000
                                                                         ------------         ------------
               Net cash provided by operating activities  . . .             3,013,000            1,345,000

Cash flows from investing activities:
   Proceeds from sales of fixed assets  . . . . . . . . . . . .                30,000              (25,000)
   Capital expenditures . . . . . . . . . . . . . . . . . . . .            (3,309,000)          (2,093,000)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    --               (7,000)
                                                                         ------------         ------------
               Net cash used in investing activities  . . . . .            (3,279,000)          (2,125,000)

Cash flows from financing activities:
   Borrowings on lines of credit  . . . . . . . . . . . . . . .            18,756,000           29,065,000
   Payments on lines of credit  . . . . . . . . . . . . . . . .           (20,143,000)         (31,132,000)
   Borrowings on long-term debt . . . . . . . . . . . . . . . .                    --            1,040,000
   Payments on long-term debt . . . . . . . . . . . . . . . . .               (63,000)            (252,000)
   Proceeds from stock issued in connection with
      exercises of stock options  . . . . . . . . . . . . . . .             2,586,000            1,693,000
                                                                         ------------         ------------
               Net cash provided by financing activities  . . .             1,136,000              414,000

Effect of exchange rate changes on cash . . . . . . . . . . . .               (27,000)             663,000
                                                                         ------------         ------------
Net increase in cash and cash equivalents . . . . . . . . . . .               843,000              297,000
Cash and cash equivalents at beginning of period                            3,461,000              682,000
                                                                         ------------         ------------
Cash and cash equivalents at end of period  . . . . . . . . . .          $  4,304,000         $    979,000
                                                                         ============         ============

Supplementary cash flow information:
   Cash paid during the period for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . .          $    569,000         $    805,000
                                                                         ============         ============
      Income taxes  . . . . . . . . . . . . . . . . . . . . . .          $  4,657,000         $  4,798,000
                                                                         ============         ============





           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 1996 and 1995. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1995. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2. Net income per common share is computed based on the weighted average number of common shares outstanding plus the common equivalent shares assumed to be outstanding, computed using the treasury stock method, assuming the exercise of all outstanding options and warrants.

3.       Inventories consist of the following:

                                                                JULY 31,           OCTOBER 31,
                                                                  1996                 1995
                                                                  ----                 ----
        Raw Materials  . . . . . . . . . . . . . . .           $12,052,000          $10,875,000
        Work-In-Process  . . . . . . . . . . . . . .             2,603,000            4,104,000
        Finished Goods . . . . . . . . . . . . . . .            19,986,000           13,376,000
                                                               -----------          -----------
                                                               $34,641,000          $28,355,000
                                                               ===========          ===========

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY 31, 1995
- -----------------------------------------------------------------------------

Net sales for the three months ended July 31, 1996 increased 14.7% to $49,008,000 from $42,738,000 in the comparable period of the prior year. Domestic net sales for the three months ended July 31, 1996 increased 3.2% to $30,701,000 from $29,750,000 in the comparable period of the prior year, and European net sales increased 41.0% to $18,307,000 from $12,988,000 for those same periods. Domestically, lower sales in the young men's division were more than offset by increases in the juniors and other divisions. In Europe, net sales grew across all divisions.

The gross profit margin for the three months ended July 31, 1996 decreased to 37.1% from 37.7% in the comparable period of the prior year. The domestic gross profit margin decreased slightly to 35.3% from 35.5% in the comparable period of the prior year, and the European gross profit margin decreased to 40.1% from 42.8% for those same periods. The decrease in Europe was primarily due to higher costs in the current quarter incurred to reduce remaining spring and summer inventories.

Selling, general and administrative expense ("SG&A") for the three months ended July 31, 1996 increased 17.5% to $13,445,000 from $11,446,000 in the comparable period of the prior year. Domestic SG&A increased 20.3% to $8,679,000 from $7,213,000 in the comparable period of the prior year, and European SG&A increased 12.6% to $4,766,000 from $4,233,000 for those same periods. The increase in domestic SG&A was primarily due to higher personnel costs related to increased sales volume, along with increased investment in computer systems and the national advertising campaign that began during the three months ended July 31, 1996. The increase in European SG&A was primarily due to increased sales volume.

Net royalty expense for the three months ended July 31, 1996 decreased 5.4% to $244,000 from $258,000 in the comparable period of the prior year. This slight decrease was due primarily to increased domestic royalty income from sales in Japan and other licensees, which was substantially offset by increased royalty expense related to European sales. The Company receives royalty income from its Mexico, Japan, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and it pays royalties on European sales under a trademark agreement with Quiksilver International.

Net interest expense for the three months ended July 31, 1996 decreased 25.3% to $186,000 from $249,000 in the comparable period of the prior year. This decrease was primarily due to lower outstanding balances on the Company's lines of credit.

The effective income tax rate for the three months ended July 31, 1996, which is based on current estimates of the annual effective income tax rate, decreased to 40.0% from 41.9% in the comparable period of the prior year. The effective income tax rate for the quarter decreased in comparison to the prior year as estimates of the annual effective income tax rate were revised at the completion of the third quarter.

As a result of the above factors, net income for the three months ended July 31, 1996 increased 10.0% to $2,539,000 or $0.35 per share from $2,308,000 or
$0.33 per share in the comparable period of the prior year.

NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1995
- ---------------------------------------------------------------------------

Net sales for the nine months ended July 31, 1996 increased 16.4% to $144,000,000 from $123,707,000 in the comparable period of the prior year. Domestic net sales for the nine months ended July 31, 1996 increased 10.0% to $91,515,000 from $83,175,000 in the comparable period of the prior year, and European net sales increased 29.5% to $52,485,000 from $40,532,000 for those same periods. Domestically, lower sales in the young men's division were more than offset by increases in the juniors and other divisions. In Europe, net sales grew across all divisions.

The gross profit margin for the nine months ended July 31, 1996 was 38.7% and unchanged from the comparable period of the prior year. The domestic gross profit margin for the nine months ended July 31, 1996 increased slightly to 35.9% from 35.8% in the comparable period of the prior year, and the European gross profit margin decreased somewhat to 43.7% from 44.5% in those same periods. The decrease in Europe was primarily due to higher costs in the third quarter of the current year incurred to reduce remaining spring and summer inventories, which was partially offset by improved forecasting and better sourcing in the first half of the current year.

SG&A for the nine months ended July 31, 1996 increased 15.4% to $38,699,000 from $33,521,000 in the comparable period of the prior year. Domestic SG&A for the nine months ended July 31, 1996 increased 13.5% to $24,212,000 from $21,331,000 in the comparable period of the prior year, and European SG&A increased 18.8% to 14,487,000 from 12,190,000 in those same periods. The increase in domestic SG&A was primarily due to higher personnel costs related to increased sales volume, along with increased investment in computer systems and the national advertising campaign that began during the third quarter of the current year. The increase in European SG&A was primarily due to increased sales volume.

Net royalty expense for the nine months ended July 31, 1996 increased 22.4% to $1,028,000 from $840,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales, which was partially offset by increased domestic royalty income from sales in Japan and other licensees.

Net interest expense for the nine months ended July 31, 1996 decreased 28.0% to $583,000 from $810,000 in the comparable period of the prior year. This decrease was primarily due to lower outstanding balances on the Company's lines of credit.

The effective income tax rate for the nine months ended July 31, 1996, which is based on current estimates of the annual effective income tax rate, was essentially unchanged at 40.2% versus 40.3% in the comparable period of the prior year.

As a result of the above factors, net income for the nine months ended July 31, 1996 increased 21.7% to $9,083,000 or $1.26 per share from $7,462,000 or $1.06 per share in the comparable period of the prior year.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY
- ---------------------------------------------------

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash provided by operating activities for the nine months ended July 31, 1996 increased 124.0% to $3,013,000 from $1,345,000 in the comparable period of the prior year. This increase was primarily due to increased net income.

The Company uses independent contractors for cutting, sewing and other manufacturing functions and intends to continue to use independent contractors in the foreseeable future. Accordingly, the Company has avoided significant capital expenditures. For the nine months ended July 31, 1996, capital expenditures increased 58.1% to $3,309,000 from $2,093,000 in the comparable period of the prior year, which resulted primarily from increased investment in computer systems. The Company plans continued investment in computer systems during the fourth quarter of fiscal 1996.

On September 4, 1996, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock over the next twelve months. Share repurchases will be funded from existing cash, internally generated cash flow or through short-term debt.

The Company has available a revolving line of credit with a U.S. bank that is unsecured and provides for maximum financing of $30,000,000. This line of credit bears interest at 0.5% below the bank's reference rate and expires on April 30, 1998. The Company also has available lines of credit, both secured and unsecured, with banks in Europe that provide for maximum financing of approximately $16,600,000. The European lines of credit bear interest at 0.7% to 1.0% above the banks' reference rates.

During the nine months ended July 31, 1996, proceeds from stock issued in connection with exercises of stock options were partially offset by cash used to reduce borrowings on lines of credit. Net cash provided by financing activities increased 174.4% to $1,136,000 for the nine months ended July 31, 1996 from $414,000 in the comparable period of the prior year.

The net increase in cash and cash equivalents for the nine months ended July 31, 1996 was $843,000 compared to $297,000 in the comparable period of the prior year. Cash and cash equivalents increased 24.4% to 4,304,000 at July 31, 1996 from $3,461,000 at October 31, 1995, while working capital increased 20.9% to $56,703,000 from $46,902,000 for that same period. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future.

Accounts receivable increased 20.4% to $46,113,000 at July 31, 1996 from $38,308,000 at October 31, 1995. Domestic accounts receivable increased 3.5% to 26,423,000 at July 31, 1996 from $25,519,000 at October 31, 1995, and
European accounts receivable increased 54.0% to $19,690,000 from $12,789,000 for that same period. The domestic increase resulted primarily from an increase in the average collection period, while the European increase resulted primarily from seasonal factors.

Consolidated inventories increased 22.2% to $34,641,000 at July 31, 1996 from $28,355,000 at October 31, 1995. Domestic inventories increased 10.6% to $24,886,000 from $22,496,000 at October 31, 1995, and European inventories increased 66.5% to $9,755,000 from $5,859,000 for that same period. These increases are primarily due to seasonal factors. Inventory levels generally increase at the end of the first and third fiscal quarters in preparation for stronger selling seasons in the second and fourth fiscal quarters.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that allowances for doubtful accounts at July 31, 1996 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations. However, in management's opinion, there are adequate alternative retail customers such that the loss of any one customer known to have financial difficulties will not have a significant long-term negative impact on the Company's future operations.

Because Quiksilver Europe sells in various European countries and collects its accounts at future dates in the customers' local currencies, the Company is subject to gains and losses resulting from changes in foreign currency exchange rates. The Company hedges these transactions as considered appropriate to minimize its exposure to these exchange fluctuations.

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8K


   (a)   Exhibits
         --------

                 10.1 Amended and Restated Loan Agreement between Union Bank and Registrant dated April 30, 1996.

                 27.0     Financial Data Schedule

   (b)   Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended July 31,
         1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUIKSILVER, INC., a Delaware Corporation



September 12, 1996                   Steven L. Brink
                                     -----------------------------------------
                                     Steven L. Brink
                                     Vice President - Finance and
                                     Principal Accounting Officer