Form 10-K
period 1996-10-31
QUIKSILVER INC
filed 1997-01-28
CIK 805305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

                                 (714) 645-1395
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

              Title of                        Name of each exchange
             each class                       on which registered
                NONE                                  NONE

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of January 9, 1997 was $143,500,000 based on the number of shares outstanding on such date and the last sale price for the Common Stock on such date of $22.00 as reported on the NASDAQ National Market System.

       As of January 9, 1997, there were 6,876,746 shares of the Registrant's Common Stock issued and outstanding.

       PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1996.

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I
Item 1     BUSINESS
           Introduction...................................................................................   1
           Products.......................................................................................   1
           Product Design.................................................................................   2
           Promotion and Advertising......................................................................   2
           Customers and Sales............................................................................   3
           Seasonality....................................................................................   4
           Production and Raw Materials...................................................................   4
           Imports and Import Restrictions................................................................   5
           Trademark License Agreements...................................................................   5
           Competition....................................................................................   6
           Employees......................................................................................   6
           Research and Development.......................................................................   6
           Environmental Matters..........................................................................   6
           Acquisitions...................................................................................   6
Item 2     PROPERTIES ....................................................................................   7
Item 3     LEGAL PROCEEDINGS .............................................................................   7
Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........................................   7

PART II
Item 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................................................   7
Item 6     SELECTED FINANCIAL DATA .......................................................................   8
Item 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................................................   9
Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................................................  12
Item 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE............................................................  12

PART III
Item 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............................................  13
Item 11    EXECUTIVE COMPENSATION ........................................................................  13
Item 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.................................................................................  13
Item 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................................  13

PART IV
Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.......................................................................................  13

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................................................  14
SIGNATURES................................................................................................  30
EXHIBIT INDEX.............................................................................................  31

                                     PART I

ITEM 1.  BUSINESS

References to the "Registrant" or the "Company" are to Quiksilver, Inc., a Delaware corporation, unless the context indicates otherwise.

INTRODUCTION

The Company designs, arranges for the manufacture of, and distributes casual sportswear, beachwear, activewear, denimwear and snowboardwear primarily for young men, boys and young women under various labels, including "Quiksilver", "Quiksilver Roxy", "Raisins", "Leilani", "Radio Fiji", "Que", and "Pirate Surf". The Company's products for domestic sales are made primarily in the U.S.A. and are sold at approximately 7,400 surf shop, specialty store, national specialty chain and selected department store locations. The Company's products for European sales are made primarily in Europe and are sold at approximately 3,500 surf shop, specialty store and selected department store locations. The Company's clothing is distinguished by its youthful styling, innovative design, active fabrics and quality of workmanship.

The Company acquired substantially all the assets of The Raisin Company, Inc. ("Raisins"), and all of the stock of ATI Apparel Trade International ("ATI"), the holder of the international rights to the "Raisins" trademarks (see "Item 1. Acquisitions"), effective November 1, 1993. The Company acquired Na Pali, S.A. ("Quiksilver Europe"), a privately held French company that holds the license to market "Quiksilver" products in Europe, in fiscal 1991.

The Company was incorporated in California in 1976 and was reincorporated in Delaware in 1986. The Company's fiscal year ends on October 31. Accordingly, references to fiscal 1996, fiscal 1995, or fiscal 1994 refer to the years ended October 31, 1996, 1995 or 1994, respectively.

PRODUCTS

The Company was originally formed for the purpose of selling "Quiksilver" swimwear, or "boardshorts", in the United States. Since that time, the Company has expanded its product lines to include shirts, walkshorts, t-shirts, fleece, pants, jackets, accessories, and snowboardwear. In fiscal 1991, the Company added junior swimwear and sportswear sold under the "Quiksilver Roxy" label and young men's clothing under the "Pirate Surf" label to its product lines. In fiscal 1992, the Company added men's sportswear sold under the "Que" label. Beginning in fiscal 1994, the Company added the junior swimwear labels "Raisins", "Leilani" and "Radio Fiji" through its acquisition of The Raisin Company, Inc., and in fiscal 1996 expanded these labels into junior sportswear. The following table shows the approximate percentage of worldwide sales attributable to each of the Company's major product categories during fiscal 1996, 1995, and 1994.

                                                                                PERCENTAGE OF SALES
                                                                            --------------------------
         PRODUCTS                                                           1996       1995       1994
         --------                                                           ----       ----       ----
         T-Shirts........................................................    19%       22%        20%
         Juniors.........................................................    18%       12%        12%
         Shirts..........................................................    16%       17%        20%
         Shorts (boardshorts and walkshorts).............................    12%       14%        16%
         Accessories.....................................................     9%        8%         6%
         Fleece..........................................................     8%       10%         9%
         Snowboardwear/Skiwear...........................................     6%        5%         6%
         Jackets.........................................................     5%        6%         6%
         Pants...........................................................     5%        5%         4%
         Other...........................................................     2%        1%         1%
                                                                           ----       ---        ---
              Total......................................................   100%      100%       100%
                                                                            ===       ===        ===

Although the Company's products are generally available throughout the year, most are sold by season. Sales of shorts, short-sleeve shirts, t-shirts and swimwear are higher during the spring and summer seasons, and sales of pants, long-sleeve shirts, fleece, jackets and snowboardwear are higher during the fall and holiday seasons.

The Company believes that the typical domestic retail prices for its products range from approximately $17 for a t-shirt and $39 for a typical short to $150 for a typical snowboard jacket. Additionally, the Company believes that the typical retail prices for its Quiksilver Europe products range from approximately $33 for a t-shirt and $64 for a typical short to $280 for a typical snowboard jacket.

PRODUCT DESIGN

The Company's products, the vast majority of which are designed by the Company, are distinguished by youthful styling, innovative design, active fabrics and quality of workmanship. The Company's management is actively involved in product design. Design concepts are primarily based on the Company's own research, development and design activities in the U.S. and Europe. The Company has an agreement with Quiksilver Garments Pty., Ltd., an Australian company ("Quiksilver International"), whereby the Company and other licensees of Quiksilver International share fabrics, samples and patterns for new products sold under the "Quiksilver" name.

PROMOTION AND ADVERTISING

The Company's history is in the sport of surfing and the beach culture. Throughout its history, the Company has always maintained a strong marketing, advertising and distribution presence in the surfing world as well as other youth boardriding marketplaces. The Company's strategy is to continue to promote its core image associated with surfing and other boardriding activities. The Company believes the "Quiksilver" image and reputation for quality and style has facilitated, and will continue to facilitate, the introduction and acceptance of new products.

With the Company's 20-year history of authenticity, product and core marketing as the foundations of the "Quiksilver" label, the Company believes that continued product diversification, development of other labels and strong core distribution allow the Company to reach other markets beyond its roots. The Company currently reaches into the youth, active, outdoor and extreme sports markets. These markets include women as well as men, young people (8 - 20 years of age) and older people (20 - 40 years of age).

The Company's management, other employees and many of its sales representatives are involved in surfing, snowboarding and other sporting activities that the Company believes enhance the "Quiksilver" image, provide valuable insights into product design, and heighten the Company's understanding of the end users of its products.

To promote the Company's image and products, the Company advertises in magazines such as "Surfer", "Surfing", and "Snowboarding" in the United States and "Wind" and "Surf Session" in Europe. Beginning in the second half of fiscal 1996, the Company expanded its advertising to include national publications in the United States, such as "Details", "GQ", "Rolling Stone" and "Spin". The Company also sponsors professional surfers, snowboarders, windsurfers and other athletes, both on a national and international basis. The Company actively promotes its image and products among teenagers and young adults. Quiksilver Europe also sponsors boardriders. The Company also participates in trade shows which are held throughout the United States and Europe.

The Company and Quiksilver International have an agreement whereby the Company pays Quiksilver International an annual fee of $300,000 to promote the "Quiksilver" name and logo worldwide. The Company also pays Quiksilver International a promotional fee equal to 1% of Quiksilver Europe's net sales. These promotional fees have historically been used by Quiksilver International to sponsor an international team of leading surfers, windsurfers and snowboarders, produce promotional movies and videos featuring surfers, windsurfers and snowboarders wearing "Quiksilver" products, and organize and fund surfing and windsurfing contests worldwide. The Company believes that trademark protection of its names and logos is an important component of the Company's business.

The Company believes that its future success will be dependent, among other things, on its ability to continue to promote products consistent with its image, maintain an image which is viewed as attractive among the retail purchasers of its products, and anticipate and respond to changing consumer demands and tastes.

CUSTOMERS AND SALES

The Company's policy is to sell to customers who merchandise the Company's products in a manner consistent with the Company's image and the quality of its products. Sales of "Quiksilver" products were initially made exclusively to surf shops. The Company later expanded its customer base to include other specialty stores, national specialty chains and upscale department stores. During fiscal 1996, the Company's products were sold to customers in approximately 10,900 locations worldwide. Of the Company's consolidated net sales for fiscal 1996 and fiscal 1995, approximately 87% and 89%, respectively, resulted from sales to surf shops, specialty stores, national specialty chains and all other non-department store accounts, and approximately 13% and 11%, respectively, resulted from sales to department stores.

The Company currently sells its products to a number of department stores, including Macy's (California), Nordstrom, Robinson's/May (Southern California), Burdines (Florida), The Bon Marche (northwest) and Liberty House (Hawaii) in the United States; Le Printemps and Galeries Lafayette in France, and Harrods and Lillywhites in Great Britian.

During fiscal 1996, approximately 15% of the Company's consolidated net sales were made to the Company's ten largest customers. No single customer accounted for more than 3% of the Company's consolidated net sales during fiscal 1996. Quiksilver Europe accounted for 37% of the Company's consolidated net sales during fiscal 1996. Fiscal 1996 foreign sales (primarily to Central and South America pursuant to a trademark agreement with Quiksilver International) from the U.S. were less than 5% of total domestic net sales.

Sales of the Company's products are made by 107 independent sales representatives and sub-representatives in the United States and Europe and 14 distributors in Europe. The Company's sales representatives are generally compensated on a commission basis. Of the Company's domestic net sales during fiscal 1996, approximately 41% resulted from sales to customers located on the west coast of the United States, approximately 22% resulted from sales to customers located on the east coast of the United States (primarily Florida, Massachusetts, New Jersey, New York and North Carolina), approximately 6% resulted from sales to customers in Hawaii, and approximately 31% resulted from sales to customers located in other areas of the United States. Of the Company's European net sales during fiscal 1996, approximately 58% resulted from sales to customers located in France, 8% in Germany, 8% in England, 7% in Spain, 4% in Holland, 3% in Belgium, 3% in Switzerland, 3% in Portugal, 2% in Italy, with the remaining approximately 4% spread throughout other countries.

The Company generally sells its products to domestic customers on a net-30 to net-60 day basis and in Europe on a net-30 to net-90 day basis depending on the country and whether the Company sells directly into the country or to a distributor. The Company has a limited number of cooperative advertising programs with its customers and generally does not reimburse its customers for marketing expenses. The Company does not generally participate in markup or markdown programs with its customers nor does it offer goods on consignment.

For additional information regarding the Company's revenues, operating profits and identifiable assets attributable to the Company's domestic and foreign operations, see Note 13 of the "Notes to Consolidated Financial Statements".

SEASONALITY

The Company's net sales fluctuate from quarter to quarter, as exemplified by the quarterly consolidated net sales set forth below for fiscal years 1996, 1995 and 1994, primarily due to seasonal consumer demand patterns and the Company's product mix.

                                                            CONSOLIDATED NET SALES (UNAUDITED)
                                         --------------------------------------------------------------------
                                                1996                       1995                    1994
                                         ---------------------     ---------------------    -----------------
                                            AMOUNT    PERCENT      AMOUNT      PERCENT      AMOUNT     PERCENT
                                            ------    -------      ------      -------      ------     -------
                                                             (DOLLAR AMOUNTS IN THOUSANDS)
January 31............................   $ 40,487       20.9%    $ 33,658       19.5%    $ 24,294       19.3%
April 30..............................     54,505       28.2       47,311       27.4       36,468       28.9
July 31...............................     49,008       25.3       42,738       24.7       29,169       23.1
October 31............................     49,474       25.6       49,080       28.4       36,240       28.7
                                         --------     ------     --------      -----     --------      -----
      Total...........................   $193,474      100.0%    $172,787      100.0%    $126,171      100.0%
                                         ========     ======     ==========    =====     ========      =====

PRODUCTION AND RAW MATERIALS

A majority of the Company's products are manufactured by independent contractors, while a portion of the Company's products are imported as finished goods. For the year ended October 31, 1996, approximately 70% of the Company's domestic products were manufactured by independent contractors and approximately 30% were imported as finished goods. See "Imports and Import Restrictions" below.

For its domestic operations, the Company hires independent contractors located primarily in Southern California to manufacture its clothing and accessories. During fiscal 1996, offshore production for domestic operations accounted for approximately 13% of products manufactured by independent contractors. For its European operations, the Company hires independent contractors located primarily in Portugal, Hong Kong, Korea and France to manufacture the majority of its clothing and accessories.

In general, the Company provides patterns and fabric to independent cutting contractors to begin the production process. After the fabric is cut, it passes through various processes which may include sewing, washing, dyeing, embroidering and screening. These processes occur in different orders based on the design and style of the product. The Company's quality control inspectors and production managers monitor the sizing and quality of the goods from the initial receiving of raw materials through the various processing stages until the completed garment is delivered to the Company's distribution centers. No formal contractual obligations exist between the Company and its independent manufacturing contractors.

Goods are manufactured and processed on an order-by-order basis. During fiscal 1996, no single contractor, raw materials or finished goods supplier accounted for more than approximately 9% of the Company's consolidated garment production. The Company believes that numerous qualified contractors are available to provide additional capacity on an as-needed basis. The Company believes it enjoys a favorable ongoing relationship with its independent manufacturing contractors.

During fiscal 1996, approximately 80% of the Company's consolidated raw material fabric/trim purchases, and 98% of its domestic raw material fabric/trim purchases, consisted of materials made in the United States. The remaining raw material fabric/trim was purchased either directly from sources in Japan, France, India, Hong Kong and the United Kingdom, or from suppliers located in the United States who had acquired some of their products from foreign sources. No single fabric supplier accounted for more than 6% of the Company's consolidated expenditures for raw material purchases during fiscal 1996.

Although the Company does not have any formal long-term arrangements with its suppliers, it believes it has established solid working relationships over many years with vendors that the Company believes are financially stable and reputable. As the Company has grown, it believes that appropriate and sufficient planning has been performed to ensure that current suppliers can provide increased levels of raw materials as required by production demands. In addition, alternate and/or backup suppliers are researched, tested, and added as needed. To date, the Company has not experienced, nor does it anticipate any significant difficulties in satisfying its raw materials requirements. However, in the event of any unanticipated substantial disruption of the Company's relationship with its key existing raw materials suppliers, there could be a short-term adverse effect on the Company's operations.

The Company attempts to keep only enough finished product in stock to meet sales commitments and anticipated orders and reorders on a seasonal basis. In the United States, the Company believes that it is capable of being responsive to its customers' continually changing needs because it utilizes a substantial number of local contractors that can produce garments in six to eight weeks versus non-domestic contractors who typically require between eight and fourteen weeks. While Quiksilver Europe produces a higher percentage of garments outside of France, the Company believes it has sufficient production facilities and contractors in France to respond to customers' needs.

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

TRADEMARK LICENSE AGREEMENTS

The Company has direct ownership of the "Quiksilver" name, logo, and trademark in the United States, Puerto Rico and Mexico and is a licensee of Quiksilver International in certain Central and South American countries and Canada. As a strategy to penetrate certain markets and product categories, the Company licensed the use of the "Quiksilver" name, logo, and trademark in Mexico in exchange for royalties of 4.50% of net sales after Mexican taxes, and the use of the "Quiksilver" name and logo on watches, sunglasses and wetsuits in exchange for royalties of 7%, 10% and 4% of net sales, respectively. The Company has also licensed the use of the "Que" name, logo, and trademark in Japan.
These license agreements expire between 1998 and 2006.

Quiksilver Europe has a European trademark license and manufacturing agreement (the "Trademark Agreement") with Quiksilver International. The Trademark Agreement provides that Quiksilver Europe can sell products under the "Quiksilver" trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily western Europe). In consideration of the rights granted under the Trademark Agreement, Quiksilver Europe pays to Quiksilver International a royalty, on a monthly basis as follows:

         (a) For any year in which Quiksilver Europe's net sales total 150,000,000 French francs (approximately $29,300,000 at October 31, 1996) or less, the total royalty is 4% of net sales for that year, up to a maximum royalty of 4,500,000 French francs (approximately $880,000 at October 31, 1996) and;

         (b) For any year in which Quiksilver Europe's net sales total greater than 150,000,000 French francs, the total royalty is 4,500,000 French francs plus an amount equal to 3% of Quiksilver Europe's net sales for that year in excess of 150,000,000 French francs.

The Trademark Agreement also requires Quiksilver Europe to pay a quarterly promotional fee of 1% of its net sales to Quiksilver International.

COMPETITION

The market for beachwear, snowboardwear and casual sportswear is competitive. In the Company's markets, the principal competitors include companies such as Billabong, Rusty and Stussy in the United States and Oxbow, Chimsee and O'Neill in Europe. The Company believes that it has revenues and capital resources approximately equal to, or greater than, most of its competitors in its market.

In the snowboardwear market, the Company's principal competitors are Burton and Columbia. The Company believes its revenues from snowboardwear are substantially below many of its competitors in the snowboardwear market.

The Company's ability to evaluate and respond to changing consumer demands and tasks is critical to its success. The Company believes that consumer acceptance depends on product, image, design, fit and quality, and, consequently, has developed an experienced team of designers, artists, merchandisers, pattern makers, and cutting and sewing contractors that the Company believes has helped the Company remain in the forefront of design in the areas in which it competes. The Company believes, however, that its continued success will depend on its ability to promote its image and to design products acceptable to the marketplace.

EMPLOYEES

On October 31, 1996, the Company employed an aggregate of approximately 513 persons worldwide, including approximately 330 in production, operations and shipping functions, approximately 170 in administrative or clerical capacities, and 13 in executive capacities. None of the Company's employees are represented by a union, and the Company has never experienced a work stoppage. The Company considers its working relationships with its employees to be good.

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

ACQUISITIONS

Effective November 1, 1993, the Company acquired substantially all of the assets of Raisins and the stock of ATI for a purchase price of $4,136,000 consisting of $3,459,000 in cash and the assumption of $677,000 in liabilities. The Company also agreed to pay the sellers up to 28.8% of the earnings before taxes of Raisins and ATI, contingent on the achievement of certain earnings goals through October 31, 1996. These acquisitions were accounted for as purchases and approximately $4,429,000 was recorded as goodwill, which is being amortized over 30 years.

ITEM 2.  PROPERTIES

The Company's executive offices, production and warehouse facilities occupy approximately 200,000 square feet of space in multiple buildings located in Orange County, California and approximately 130,000 square feet of space in eight buildings in France. The Company also maintains a sales office in New York. The leases for the Orange County facilities expire on various dates through the end of 1997. The majority of the buildings in France are leased under agreements that expire on various dates through 2004. The aggregate monthly rental payment for rented facilities is approximately $100,000. Although the Company believes that its present facilities will be adequate for its immediately foreseeable business needs, the Company is currently pursuing an alternative facility in Orange County, California that will enable it to consolidate its domestic operations into two primary facilities and is planning a warehouse expansion in Europe on its existing premises.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is included on the NASDAQ National Market System under the symbol "QUIK." The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the NASDAQ National Market System, for the two most recent fiscal years.

                                                                                      HIGH            LOW
                                                                                      ----            ---
         Fiscal 1996
                4th Quarter ended October 31, 1996..............................    $ 30 3/8        $ 18 5/8
                3rd Quarter ended July 31, 1996.................................      47 3/8          23
                2nd Quarter ended April 30, 1996................................      40 1/8          27
                1st Quarter ended January 31, 1996..............................      36 1/8          26 3/4

         Fiscal 1995
                4th Quarter ended October 31, 1995..............................    $ 31 3/4        $ 25
                3rd Quarter ended July 31, 1995.................................      28 1/2          19 3/8
                2nd Quarter ended April 30, 1995................................      22 3/8          15 1/4
                1st Quarter ended January 31, 1995..............................      18 1/8          14

The Company has reinvested earnings in its business and has never paid a cash dividend. At the present time, no change to this practice is under consideration. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the Company's line of credit agreement, the Company must obtain the bank's prior consent to pay dividends, purchase, redeem or retire any capital stock.

The number of holders of record of the Company's Common Stock was approximately 390 on January 9, 1997


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company, which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations"). The statement of income and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated financial statements as of October 31, 1996 and 1995 and for each of the three years in the period ended October 31, 1996 have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report, included elsewhere herein.

                                                                         YEARS ENDED OCTOBER 31,
                                                    -------------------------------------------------------------
                                                       1996          1995         1994         1993        1992
                                                       ----          ----         ----         ----        ----
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data
Net sales.......................................     $193,474      $172,787    $126,171      $94,640     $89,319
Income before taxes on income ..................       19,279        16,836      11,756        7,631         890
Net income......................................       11,660        10,012       7,738        4,431         371
Net income per share............................         1.62          1.45        1.16         0.69        0.05
Weighted average common shares and
   equivalents outstanding......................        7,209         6,882       6,648        6,438       6,965
Dividends declared per share                                -             -           -            -           -

Balance Sheet Data
Total assets....................................     $115,580      $ 99,168    $ 80,470      $58,648      $53,162
Working capital.................................       55,647        46,902      32,567       26,737       24,545
Lines of credit.................................        8,211         8,031      10,100        1,330            -
Notes payable...................................        2,880         3,530       2,839        2,244          199
Stockholders' equity............................       80,727        68,938      54,938       45,030       40,787
Current ratio...................................         2.73          2.74        2.41         3.32         3.48
Return on average stockholders' equity..........        15.58         16.16       15.48        10.33         0.92

         (1) The Company's consolidated financial statements include Raisins from November 1, 1993 forward (see "Item 1. Acquisitions").

         (2) Effective November 1, 1993, the Company changed its method of accounting for income taxes, which increased net income by $600,000 during the year ended October 31, 1994 (see "Consolidated Financial Statements" included in "Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto for the years ended October 31, 1996, 1995 and 1994.

RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

Net sales for fiscal 1996 increased 12.0% to $193,474,000 from $172,787,000 in fiscal 1995. Domestic net sales for fiscal 1996 increased 6.1% to $121,932,000 from $114,935,000 in fiscal 1995, and Quiksilver Europe's net sales increased 23.7% to $71,542,000 from $57,852,000 for those same periods. Domestically, lower sales in the young mens division were more than offset by increases in the juniors division. The Company believes that the decrease in sales of young mens products is related to seasonal and other factors and is not part of a long-term trend. Quiksilver Europe's sales grew across all divisions.

The gross profit margin for fiscal 1996 increased to 39.3% from 38.2% in fiscal 1995. The domestic gross profit margin for fiscal 1996 increased to 35.7% from 34.6% in fiscal 1995, and Quiksilver Europe's gross profit margin was relatively unchanged at 45.4% in fiscal 1996 compared to 45.5% in fiscal 1995. Domestically, the gross profit margin improvement resulted from higher markdowns during the previous year's fourth quarter to clear prior season merchandise and from increased sales of juniors division products, which sell at higher average profit margins compared to other divisions.

Selling, general and administrative expense ("SG&A") increased 16.2% in fiscal 1996 to $54,379,000 from $46,810,000 in fiscal 1995. Domestic SG&A increased 17.3% to $33,738,000 from $28,755,000, and Quiksilver Europe's SG&A increased 14.3% to $20,641,000 from $18,055,000 in those same periods. Domestically, SG&A increased primarily due to higher personnel costs related to increased sales volume, along with increased investment in computer systems and a national advertising campaign that began during the third quarter of fiscal 1996. The national advertising campaign is designed to increase awareness of the Quiksilver mountain and wave logo throughout the United States and is expected to primarily benefit the young mens and boys divisions. The campaign began during a relatively weak period in young mens sales, but management believes it will improve sales in fiscal 1997. The increase in Quiksilver Europe's SG&A resulted primarily from higher costs related to increased sales volume.

Net royalty expense for fiscal 1996 increased 31.4% to $1,445,000 from $1,100,000 in fiscal 1995. The increase was due primarily to increased royalty expense related to Quiksilver Europe's sales. The Company receives royalty income from its Mexican, wetsuit, watch, sunglass and outlet store licensees, and it pays royalties on Quiksilver Europe's sales and foreign sales from the U.S. under trademark agreements with Quiksilver International.

Net interest expense for fiscal 1996 decreased 31.1% to $785,000 from $1,139,000 in fiscal 1995. This decrease was primarily due to lower average outstanding balances on the Company's lines of credit.

The effective income tax rate for fiscal 1996 decreased to 39.5% from 40.5% in fiscal 1995. The decrease in the effective income tax rate resulted primarily from an increased portion of the Company's taxable income being generated in Europe, which has a lower income tax rate than the United States.

As a result of the above factors, net income for fiscal 1996 increased 16.5% to $11,660,000 or $1.62 per share from $10,012,000 or $1.45 per share in fiscal 1995.

Fiscal 1995 Compared to Fiscal 1994

Net sales for fiscal 1995 increased 36.9% to $172,787,000 from $126,171,000 in fiscal 1994. Domestic net sales for fiscal 1995 increased 31.8% to $114,935,000 from $87,172,000 in fiscal 1994. This increase was a result of a greater acceptance of the Company's product lines and better sell-throughs. Quiksilver

Europe's net sales in fiscal 1995 increased 48.3% to $57,852,000 from $38,999,000 in fiscal 1994. This increase was a result of expanded product lines and a greater acceptance of the Company's product lines in Europe.

The gross profit margin for fiscal 1995 increased to 38.2% from 37.7% in fiscal 1994. Fiscal 1995 and fiscal 1994 domestic gross profit margins remained flat at 34.6%. Quiksilver Europe's gross profit margin in fiscal 1995 increased to 45.5% from 44.8% in fiscal 1994. This increase was primarily due to better product sourcing, lower inventory markdowns and an increase in direct sales to retailers as opposed to using distributors. Direct sales typically result in higher profit margins in Europe.

SG&A for fiscal 1995 increased 33.7% $46,810,000 from $35,014,000 in fiscal 1994. Domestic SG&A increased 24.4% to $28,755,000 from $23,121,000 in fiscal 1994. This increase was primarily attributable to increased sales volume. Quiksilver Europe's SG&A for fiscal 1995 increased 51.8% to $18,055,000 from $11,893,000 in fiscal 1994. This increase was a result of increased sales volume and costs associated with selling directly to retailers in certain countries that were previously handled by distributors.

Net royalty expense for fiscal 1995 increased 891.0% to $1,100,000 from $111,000 in fiscal 1994. This increase was due primarily to an increase in Quiksilver Europe's sales volume in addition to an agreement with Quiksilver International, whereby Quiksilver International provided Quiksilver Europe a one-time reduction in royalties in fiscal 1994 due to the increase in sales volume and expenses from directly selling and shipping into countries which were previously handled by distributors. The increase in royalty expense in Europe was offset somewhat by increased domestic royalty income.

Net interest expense for fiscal 1995 increased to $1,139,000 from $699,000 in fiscal 1994. This increase related primarily to a higher level of borrowings against the Company's lines of credit.

As a result of the above factors, income before cumulative effect of change in accounting for fiscal 1995 increased 40.3% to $10,012,000 or $1.44 per share from $7,138,000 or $1.07 per share in fiscal 1994.

Financial Position, Capital Resources and Liquidity

The Company finances its operations with short-term borrowings on its lines of credit and cash flows from operations. Cash and cash equivalents at October 31, 1996 was $3,429,000 compared to $3,461,000 at October 31, 1995. Cash provided by operations increased to $5,511,000 for fiscal 1996, compared to cash provided of $3,706,000 for fiscal 1995 and to cash used in operating activities of $7,305,000 for fiscal 1994. The increase in cash provided by operations for fiscal 1996 compared to fiscal 1995 is primarily due to the increase in net income before noncash charges for depreciation, amortization and provision for doubtful accounts.

Consolidated trade accounts receivable increased 16.3% to $44,554,000 at October 31, 1996 from $38,308,000 at October 31, 1995. Domestic trade accounts receivable increased 10.9% to $28,292,000 at October 31, 1996 from $25,519,000 at October 31, 1995, and Quiksilver Europe's trade accounts receivable increased 27.2% to $16,262,000 from $12,789,000 for the same period. These increases were primarily due to increased sales and, domestically, to the use of extended terms to promote sales increases with certain customers. The Company's average collection period increased to 84 days at the end of fiscal 1996 compared to 70 days at the end of fiscal 1995.

Consolidated inventories increased 25.8% to $35,668,000 at October 31, 1996 from $28,355,000 at October 31, 1995. Domestic inventories increased 18.3% to $26,611,000 at October 31, 1996 from $22,496,000 at October 31, 1995. This increase is primarily due to increased product offerings in the juniors division along with anticipated increased sales in the upcoming Spring season compared to the prior year. Quiksilver Europe's inventories increased 54.6% to $9,057,000 at October 31, 1996 from 5,859,000 at October 31, 1995. This increase is due primarily to higher sales levels during fiscal 1996 and anticipated increased sales in the upcoming Spring/Summer season. The Company's average inventory turnover decreased to 3.3 turns at the end of fiscal 1996 compared to 3.8 turns at the end of fiscal 1995.

The Company uses independent contractors for cutting, sewing and all other manufacturing of the Company's products and intends to use independent contractors in the future. Accordingly, the Company has avoided high levels of capital expenditures. Fiscal 1996 capital expenditures were $4,895,000, compared to $2,598,000 in fiscal 1995 and $2,873,000 in fiscal 1994. The increase in capital expenditures in fiscal 1996 from previous levels was primarily due to increased investments in the Company's computer systems.

The Company is planning a warehouse expansion in Europe on its existing premises and, additionally, may incur capital expenditures as part of its facilities' consolidation in Orange County, California. The Company will also continue to purchase equipment from time to time in the normal course of business.

To finance the Company's capital investment and seasonal working capital needs, the Company has credit facilites domestically and in Europe.

The Company has available a $30,000,000 unsecured revolving line of credit with a U.S. bank available for cash borrowings and the issuance of letters of credit. As of October 31, 1996, the Company had $8,000,000 of cash borrowings outstanding under the line of credit. The line of credit expires on April 30, 1998 and bears interest at 0.5% below the bank's reference rate or at 1.50% above LIBOR for borrowings committed to be outstanding for 30 days or longer. The line of credit agreement contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, dividend restrictions and debt-to-tangible net worth requirements. At October 31, 1996, the Company was in compliance with such covenants.

Quiksilver Europe has available lines of credit, both secured and unsecured, with banks that provide for maximum cash borrowings of approximately $14,600,000 in addition to approximately $11,000,000 available for the issuance of letters of credit. At October 31, 1996, the Quiksilver Europe lines of credit bore interest at rates ranging from 4.06% to 5.16%, and $211,000 of cash borrowings were outstanding under the lines of credit. The Company believes its current cash balance and current lines of credit are adequate to cover its capital investment and seasonal working capital requirements for the next 12 to 18 months.

During fiscal 1996, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's Common Stock. As of October 31, 1996, 130,000 shares had been repurchased at a cost of $3,054,000. Such repurchased shares are reflected as Treasury Stock in the Company's Consolidated Balance Sheet.

Significant Accounting Estimates

In recent years, certain customers of the Company have experienced financial difficulties, including filing for reorganization proceedings under bankruptcy laws. The Company has not generally incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that its allowance for doubtful accounts at October 31, 1996 is adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other customers could have an adverse impact on the Company's financial position or results of operations.

Foreign Currency

Quiksilver Europe sells in various European countries and collects at future dates in the customers' local currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. When considered appropriate, management purchases financial instruments, primarily forward exchange contracts, to reduce its exposure to these exchange rate fluctuations.

Quiksilver Europe's financial statements are translated from French Francs into U.S. Dollars at exchange rates in effect during the reporting period. When the French Franc strengthens compared to the U.S.

Dollar (or, conversely, when the U.S. Dollar weakens compared to the French Franc), there is a positive effect on Quiksilver Europe's results as reported in the Company's Consolidated Financial Statements.

Inflation

The modest rate of inflation over the periods covered by this report has had an insignificant impact on the Company's sales and profitability.

Changes in Accounting Methods

Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. Under the deferred method, annual income tax expense is matched with pretax accounting income by providing deferred taxes at current rates for timing differences between the determination of net income for financial reporting and income tax purposes. Under the asset and liability method, deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. The effect of initially adopting SFAS No. 109 was accounted for as a cumulative effect of an accounting change and resulted in an increase in earnings for the first quarter of fiscal 1994 of $600,000.

New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets To Be Disposed Of". The Company must adopt SFAS No. 121 no later than fiscal 1997; however, the results of adoption are not expected to be material.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 established a new, fair value based method of measuring stock-based compensation, but does not require companies to adopt the new method in accounting for employee stock-based transactions. SFAS No. 123 allows companies to present the pro forma effect of the fair value based method on earnings and earnings per share in the financial statement footnotes. The Company will adopt the pro forma disclosure requirements of SFAS No. 123 in accounting for employee stock-based transactions in fiscal 1997.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1996 and is incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1996 and is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1996 and is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1996 and is incorporated herein by this reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  1.       Consolidated Financial Statements
                           See "Index to Consolidated Financial Statements"

                  2.       Exhibits
                           See "Exhibit Index"

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 1996.

                                QUIKSILVER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       Page
INDEPENDENT AUDITORS' REPORT.....................................................................       15

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets
        October 31, 1996 and 1995................................................................       16

     Consolidated Statements of Income
        Years Ended October 31, 1996, 1995 and 1994..............................................       17

     Consolidated Statements of Stockholders' Equity
        Years Ended October 31, 1996, 1995 and 1994..............................................       18

     Consolidated Statements of Cash Flows
        Years Ended October 31, 1996, 1995 and 1994..............................................       19

     Notes to Consolidated Financial Statements..................................................       20

                          INDEPENDENT AUDITORS' REPORT




To The Board of Directors and Stockholders of
Quiksilver, Inc.:

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quiksilver, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11, effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes".




DELOITTE & TOUCHE LLP

December 18, 1996
Costa Mesa, California

                                QUIKSILVER, INC.

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1996 AND 1995


                                                                   1996                1995
                                                                   ----                ----
ASSETS
Current assets:
   Cash and cash equivalents ..........................       $   3,429,000        $   3,461,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $2,873,000 (1996)
      and $2,717,000 (1995) - Note 3 ..................          44,554,000           38,308,000
    Other receivables .................................           2,182,000            1,471,000
    Inventories - Note 4 ..............................          35,668,000           28,355,000
    Deferred income taxes - Note 11 ...................           1,104,000            1,089,000
    Prepaid expenses and other current assets .........             923,000            1,151,000
                                                              -------------        -------------
         Total current assets .........................          87,860,000           73,835,000

Fixed assets, net - Notes 5 and 6 .....................           9,655,000            7,032,000
Trademark, less accumulated amortization of
   $1,486,000 (1996) and $1,336,000 (1995) - Note 10 ..           1,532,000            1,682,000
Goodwill, less accumulated amortization of
   $3,103,000 (1996) and $2,501,000 (1995) - Note 2 ...          15,005,000           15,611,000
Deferred income taxes - Note 11 .......................             732,000              660,000
Other assets ..........................................             796,000              348,000
                                                              -------------        -------------
         Total assets .................................       $ 115,580,000        $  99,168,000
                                                              =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit - Note 6 ...........................       $   8,211,000        $   8,031,000
   Accounts payable ...................................          12,823,000            9,257,000
   Accrued liabilities - Note 7 .......................          10,212,000            8,834,000
   Current portion of notes payable - Note 6 ..........             240,000              233,000
   Income taxes payable - Note 11 .....................             727,000              578,000
                                                              -------------        -------------
         Total current liabilities ....................          32,213,000           26,933,000

Notes payable - Note 6 ................................           2,640,000            3,297,000
                                                              -------------        -------------
         Total liabilities ............................          34,853,000           30,230,000
                                                              -------------        -------------

Commitments and contingencies - Note 8

Stockholders' equity - Note 9:
   Preferred stock, $.01 par value, authorized shares -
      5,000,000; issued and outstanding shares - none .                   -                    -
   Common stock, $.01 par value, authorized shares -
      30,000,000; issued and outstanding shares -
      6,965,346 (1996) and 6,775,605 (1995) ...........              70,000               68,000
   Additional paid-in capital .........................          18,971,000           15,118,000
   Retained earnings ..................................          64,399,000           52,739,000
   Treasury stock, 130,000 shares (1996) ..............          (3,054,000)                   -
   Cumulative foreign currency translation adjustment .             341,000            1,013,000
                                                              -------------        -------------
         Total stockholders' equity ...................          80,727,000           68,938,000
                                                              -------------        -------------
         Total liabilities and stockholders' equity ...       $ 115,580,000        $  99,168,000
                                                              =============        =============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                                                   1996               1995               1994
                                                                   ----               ----               ----
Net sales .............................................       $ 193,474,000        $ 172,787,000        $ 126,171,000
Cost of goods sold ....................................         117,380,000          106,741,000           78,560,000
                                                              -------------        -------------        -------------
   Gross profit .......................................          76,094,000           66,046,000           47,611,000
                                                              -------------        -------------        -------------
Operating expenses:
   Selling, general and administrative expense ........          54,379,000           46,810,000           35,014,000
   Royalty income .....................................          (1,095,000)          (1,053,000)            (917,000)
   Royalty expense ....................................           2,540,000            2,153,000            1,028,000
                                                              -------------        -------------        -------------
      Total operating expenses ........................          55,824,000           47,910,000           35,125,000
                                                              -------------        -------------        -------------
Operating income ......................................          20,270,000           18,136,000           12,486,000
Interest expense, net .................................             785,000            1,139,000              699,000
Foreign currency (gain) loss ..........................             (53,000)              13,000              (70,000)
Other expense .........................................             259,000              148,000              101,000
                                                              -------------        -------------        -------------
Income before provision for income taxes and cumulative
   effect of change in accounting .....................          19,279,000           16,836,000           11,756,000
Provision for income taxes - Note 11 ..................           7,619,000            6,824,000            4,618,000
                                                              -------------        -------------        -------------
Income before cumulative effect of change in accounting          11,660,000           10,012,000            7,138,000
Cumulative effect of change in accounting
   for income taxes - Note 11 .........................                   -                    -              600,000
                                                              -------------        -------------        -------------
Net income ............................................       $  11,660,000        $  10,012,000            7,738,000
                                                              =============        =============        =============

Net income per share before cumulative effect of
   change in accounting ...............................       $        1.62        $        1.45        $        1.07
Cumulative effect per share of change in accounting
   for income taxes - Note 11 .........................                   -                    -                 0.09
                                                              -------------        -------------        -------------
Net income per share ..................................       $        1.62        $        1.45        $        1.16
                                                              =============        =============        =============
Weighted average common shares and equivalents
   outstanding - Note 1 ...............................           7,209,000            6,882,000            6,648,000
                                                              =============        =============        =============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994



                                             Common Stock                  Additional
                                             ------------                   Paid-in           Retained            Treasury
                                        Shares           Amount             Capital           Earnings             Stock
                                        ------           ------             -------           --------             -----
Balance, November 1, 1993 ..          6,414,622       $     64,000       $ 10,364,000       $ 34,989,000       $       --
    Exercise of stock
      options ..............            106,800              1,000            900,000               --                 --
    Tax benefit from
      exercise of stock
      options ..............               --                 --              287,000               --                 --
    Foreign currency
      translation adjustment               --                 --                 --                 --                 --
    Net income .............               --                 --                 --            7,738,000               --
                                   ------------       ------------       ------------       ------------       ------------
Balance, October 31, 1994 ..          6,521,422             65,000         11,551,000         42,727,000               --
  Exercise of stock
    options ................            254,183              3,000          2,593,000               --                 --
  Tax benefit from
    exercise of stock
    options ................               --                 --              974,000               --                 --
  Foreign currency
    translation adjustment .               --                 --                 --                 --                 --
  Net income ...............               --                 --                 --           10,012,000               --
                                   ------------       ------------       ------------       ------------       ------------
Balance, October 31, 1995 ..          6,775,605             68,000         15,118,000         52,739,000               --
    Exercise of stock
      options ..............            189,741              2,000          2,733,000               --                 --
    Tax benefit from
      exercise of stock
      options ..............               --                 --            1,120,000               --                 --
    Repurchase of common
      stock ................               --                 --                 --                 --           (3,054,000)
    Foreign currency
      translation adjustment               --                 --                 --                 --                 --
    Net income .............               --                 --                 --           11,660,000               --
                                   ------------       ------------       ------------       ------------       ------------
Balance, October 31, 1996 ..          6,965,346       $     70,000       $ 18,971,000       $ 64,399,000       $ (3,054,000)
                                   ============       ============       ============       ============       ============

                                          Cumulative
                                       Foreign Currency          Total
                                         Translation         Stockholders'
                                         Adjustment             Equity
                                         ----------             ------
Balance, November 1, 1993 ..            $   (387,000)       $ 45,030,000
    Exercise of stock
      options ..............                    --               901,000
    Tax benefit from
      exercise of stock
      options ..............                    --               287,000
    Foreign currency
      translation adjustment                 982,000             982,000
    Net income .............                    --             7,738,000
                                        ------------        ------------
Balance, October 31, 1994 ..                 595,000          54,938,000
  Exercise of stock
    options ................                    --             2,596,000
  Tax benefit from
    exercise of stock
    options ................                    --               974,000
  Foreign currency
    translation adjustment .                 418,000             418,000
  Net income ...............                    --            10,012,000
                                        ------------        ------------
Balance, October 31, 1995 ..               1,013,000          68,938,000
    Exercise of stock
      options ..............                    --             2,735,000
    Tax benefit from
      exercise of stock
      options ..............                    --             1,120,000
    Repurchase of common
      stock ................                    --            (3,054,000)
    Foreign currency
      translation adjustment                (672,000)           (672,000)
    Net income .............                    --            11,660,000
                                        ------------        ------------
Balance, October 31, 1996 ..            $    341,000        $ 80,727,000
                                        ============        ============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                                                                  1996               1995               1994
                                                                                  ----               ----               ----
Cash flows from operating activities:
   Net income ...........................................................     $ 11,660,000      $ 10,012,000      $  7,738,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization ..................................        2,697,000         2,314,000         2,263,000
         Provision for doubtful accounts ................................        2,196,000           923,000              --
         Loss on sale of fixed assets ...................................           49,000            99,000            75,000
         Deferred income taxes ..........................................          (87,000)         (380,000)         (273,000)
         Changes in operating assets and liabilities, net of effects from purchase of The Raisin Company:
               Trade accounts receivable ................................       (8,953,000)       (9,257,000)      (10,659,000)
               Other receivables ........................................         (747,000)           77,000          (331,000)
               Inventories ..............................................       (7,552,000)       (6,746,000)       (8,010,000)
               Prepaid expenses and other current assets ................          203,000          (234,000)         (158,000)
               Other assets .............................................         (454,000)         (152,000)         (493,000)
               Accounts payable .........................................        3,768,000         4,100,000         1,041,000
               Accrued liabilities ......................................        1,434,000         3,810,000           391,000
               Income taxes payable .....................................        1,297,000          (860,000)        1,111,000
                                                                              ------------      ------------      ------------
                  Net cash provided by (used in) operating activities ...        5,511,000         3,706,000        (7,305,000)
                                                                              ------------      ------------      ------------


Cash flows from investing activities:
   Proceeds from sales of fixed assets ..................................           75,000            35,000            25,000
   Capital expenditures .................................................       (4,895,000)       (2,598,000)       (2,873,000)
   Payment for purchase of The Raisin Company ...........................             --                --          (3,459,000)
                                                                              ------------      ------------      ------------
                  Net cash used in investing activities .................       (4,820,000)       (2,563,000)       (6,307,000)
                                                                              ------------      ------------      ------------


Cash flows from financing activities:
   Borrowings on lines of credit ........................................       24,365,000        36,699,000        25,929,000
   Payments on lines of credit ..........................................      (24,145,000)      (38,925,000)      (17,274,000)
   Borrowings on long-term debt .........................................             --             992,000           370,000
   Payments on long-term debt ...........................................         (512,000)         (144,000)             --
   Proceeds from stock option exercises .................................        2,735,000         2,596,000           901,000
   Purchase of treasury stock ...........................................       (3,054,000)             --                --
                                                                              ------------      ------------      ------------
                  Net cash (used in) provided by financing activities ...         (611,000)        1,218,000         9,926,000
Effect of exchange rate changes on cash .................................         (112,000)          418,000           982,000
                                                                              ------------      ------------      ------------
Net (decrease) increase in cash and cash equivalents ....................          (32,000)        2,779,000        (2,704,000)
Cash and cash equivalents, beginning of year ............................        3,461,000           682,000         3,386,000
                                                                              ------------      ------------      ------------
Cash and cash equivalents, end of year ..................................     $  3,429,000      $  3,461,000      $    682,000
                                                                              ============      ============      ============

Supplementary cash flow information-
Cash paid during the period for:
      Interest ..........................................................     $    781,000      $  1,556,000      $    654,000
                                                                              ============      ============      ============
      Income taxes ......................................................     $  6,668,000      $  7,096,000      $  4,871,000
                                                                              ============      ============      ============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Company Business
The Company designs, arranges for the manufacture of, and distributes casual sportswear, swimwear, and snowboardwear primarily for young men, boys and young women under the "Quiksilver", "Quiksilver Roxy", "Raisins", "Leilani", "Radio Fiji", "Que", and "Pirate Surf" labels to surf shops, specialty stores and selected department stores in the United States and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company owns all rights to use the "Quiksilver" name, logo, and trademark in the United States, Puerto Rico and Mexico and has a license agreement with Quiksilver Garments, Pty., Ltd., an Australian company ("Quiksilver International"), to use the "Quiksilver" name, logo, and trademark in various other territories. The Company owns the worldwide rights or has developed its other labels internally.

The market for beachwear, snowboardwear and casual sportswear is competitive. The Company's ability to evaluate and respond to changing consumer demands and tasks is critical to its success. The Company believes that consumer acceptance depends on product, image, design, fit and quality, and, consequently, has developed an experienced team of designers, artists, merchandisers, pattern makers, and cutting and sewing contractors that the Company believes has helped the Company remain in the forefront of design in the areas in which it competes. The Company believes, however, that its continued success will depend on its ability to promote its image and to design products acceptable to the marketplace.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. ("Quiksilver"), Na Pali, S.A. ("Quiksilver Europe"), The Raisin Company, Inc. ("Raisins") and ATI Apparel Trade International ("ATI"), its wholly-owned subsidiaries (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
Certificates of deposit and highly liquid short-term investments purchased with original maturities of three months or less are considered cash equivalents.

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market.

Fixed Assets
Furniture, equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to ten years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter.

Trademark
The trademark is being amortized on a straight-line basis over 20 years.

Goodwill
Goodwill arose primarily from the acquisition of Quiksilver Europe, Raisins and ATI and is being amortized on a straight-line basis over 30 years. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows from each acquisition.

Revenue Recognition
Sales are recognized when merchandise is shipped to a customer.

Income Taxes
The Company accounts for income taxes using the asset and liability approach as promulgated by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are only recorded if, in the judgment of the Company's management, it is more likely than not that such assets will be realized.

Net Income Per Share
Net income per share for the years ended October 31, 1996, 1995 and 1994 was computed based on the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options, computed using the treasury stock method.

Foreign Currency
The Company's primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses on foreign currency transactions are recognized as incurred.

Reclassifications
Certain reclassifications have been made to the fiscal 1995 and fiscal 1994 consolidated financial statements to conform them to the 1996 presentation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The carrying value of the Company's trade accounts receivable and accounts payable approximates their fair value due to their short-term nature. The carrying value of the Company's lines of credit approximates its fair value as these borrowings include a series of short-term notes at floating interest rates.

New Accounting Pronouncements
In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets To Be Disposed Of". The Company must adopt SFAS No. 121 no later than fiscal 1997; however, the results of adoption are not expected to be significant.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 established a new, fair value based method of measuring stock-based compensation, but does not require companies to adopt the new method in accounting for employee stock-based compensation. SFAS No. 123 allows companies to present the pro forma effect of the fair value based method on earnings and earnings per share in the financial statement footnotes. The Company will adopt the pro forma disclosure requirements of SFAS No. 123 in accounting for employee stock-based compensation in fiscal 1997.

NOTE 2 - ACQUISITIONS

Effective November 1, 1993, the Company acquired substantially all of the assets of Raisins and the stock of ATI for a purchase price of $4,136,000, consisting of $3,459,000 in cash and the assumption of $677,000 in liabilities. The Company also agreed to pay the sellers up to 28.8% of the earnings before taxes of Raisins and ATI, contingent on the achievement of certain earnings goals through October 31, 1996. As of October 31, 1994, the Company had accrued for an additional $293,000, which was paid in January 1995 to the former shareholders of Raisins pursuant to the terms of the earnout agreement. These acquisitions were accounted for as purchases, and approximately $4,429,000 was recorded as goodwill.


NOTE 3 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts includes the following:

                                                                         YEARS ENDED OCTOBER 31,
                                                                 -----------------------------------------
                                                                   1996             1995          1994
                                                                   ----             ----          ----
         Balance, beginning of year..........................    $ 2,717,000     $2,202,000    $2,254,000
            Provision for doubtful accounts                        2,196,000        923,000             -
            Deductions.......................................     (2,040,000)      (408,000)      (52,000)
                                                                 -----------     ----------    ----------
         Balance, end of year................................    $ 2,873,000     $2,717,000    $2,202,000
                                                                 ===========     ==========    ===========


NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                                                    OCTOBER 31,
                                                                           -------------------------------
                                                                              1996               1995
                                                                              ----               ----
         Raw materials...............................................       $11,686,000        $10,875,000
         Work in process.............................................         3,673,000          4,104,000
         Finished goods..............................................        20,309,000         13,376,000
                                                                           ------------        -----------
                                                                           $ 35,668,000       $ 28,355,000
                                                                           ============       ============


NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

                                                                                OCTOBER 31,
                                                                         ---------------------------
                                                                            1996             1995
                                                                            ----             ----
         Furniture and equipment.....................................    $11,081,000     $ 7,000,000
         Leasehold improvements......................................      3,649,000       3,708,000
         Land and buildings..........................................      2,952,000       3,306,000
                                                                         -----------     -----------
                                                                          17,682,000      14,014,000
         Accumulated depreciation and amortization...................     (8,027,000)     (6,982,000)
                                                                         -----------     -----------
                                                                         $ 9,655,000     $ 7,032,000
                                                                         ===========     ===========

NOTE 6 - LINES OF CREDIT AND NOTES PAYABLE

Quiksilver has an unsecured revolving line of credit with a U.S. bank that provides for maximum financing of $30,000,000 for cash borrowings and the issuance of letters of credit. The line of credit bears interest at 0.5% below the bank's reference rate (8.25% at October 31, 1996) or at 1.50% above LIBOR for borrowings committed to be outstanding for 30 days or longer. This line of credit expires April 30, 1998. Quiksilver had $8,000,000 of cash borrowings outstanding on this line of credit at October 31, 1996.

The line of credit agreement contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, dividend restrictions and debt-to-tangible net worth requirements. At October 31, 1996, the Company was in compliance with such covenants.

Quiksilver Europe also has available lines of credit, both secured and unsecured, with banks that provide for aggregate financing of approximately $14,600,000 in addition to approximately $11,000,000 available for the issuance of letters of credit. At October 31, 1996, these lines of credit bore interest at rates ranging from 4.06% to 5.16%, and $211,000 of cash borrowings were outstanding. The lines of credit expire on various dates through January 1997. The Company believes that these lines of credit will be renewed with substantially similar terms.

Long-term notes payable, collateralized by land and buildings, bear interest at rates ranging from 6.0% to 8.3%, require monthly principal and interest payments and are due at various dates through 2003.

Principal payments on notes payable are due approximately as follows:


                  1997...............................................    $  240,000
                  1998...............................................       336,000
                  1999...............................................       472,000
                  2000...............................................       585,000
                  2001...............................................       382,000
                  Thereafter.........................................       865,000
                                                                         ----------
                                                                         $2,880,000
                                                                         ==========


NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                                 OCTOBER 31,
                                                                         --------------------------
                                                                            1996             1995
                                                                            ----             ----
         Accrued employee compensation and benefits .................    $ 4,502,000     $4,049,000
         Accrued sales and payroll taxes.............................      2,164,000      2,046,000
         Other liabilities...........................................      3,546,000      2,739,000
                                                                         -----------     ----------
                                                                         $10,212,000     $8,834,000
                                                                         ===========     ==========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 1996:


                  1997...............................................    $  711,000
                  1998...............................................       325,000
                  1999...............................................       276,000
                  2000...............................................       272,000
                  2001...............................................       280,000
                  Thereafter.........................................       661,000
                                                                         ----------
                                                                         $2,525,000
                                                                         ==========

Total rent expense was $1,179,000, $1,062,000 and $1,068,000 during the years ended October 31, 1996, 1995 and 1994, respectively.

Litigation
Legal claims against the Company consist primarily of matters incidental to the Company's business. In the opinion of management, the outcome of these claims will not materially affect the Company's consolidated financial position or results of operations.


NOTE 9 - STOCKHOLDERS' EQUITY

In March 1996, the Company's stockholders approved the Company's 1996 Stock Option Plan and the 1995 Nonemployee Directors' Stock Option Plan (together referred to as the "Stock Option Plans"), which generally replaced the Company's previous stock option plan. Under the Stock Option Plans, nonqualified and incentive options to acquire up to 840,000 shares of common stock may be granted to directors, officers and other employees selected by the plans' administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash, or, with the consent of the committee, by delivering previously outstanding shares of the Company's Common Stock. Options are exercisable over a period of time, generally three to five years, as designated by the committee and are subject to such other terms and conditions as the committee determines. The Company's previous stock option plan was terminated in March 1996, although options already granted were not affected.

Changes in shares under option for the years ended October 31, 1996, 1995, and 1994 are summarized as follows:

                                             STOCK OPTION       PRICE RANGE
                                                SHARES           PER SHARE
                                                ------           ---------
Outstanding at November 1, 1993 ..........     371,400      $ 4.75  -  $ 13.50
   Granted ...............................     312,000        9.00  -    11.50
   Exercised .............................    (106,800)       5.00  -    11.13
   Canceled ..............................      (8,700)       7.38  -    11.13
                                             ---------
Outstanding at October 31, 1994 ..........     567,900        4.75  -    13.50
   Granted ...............................     341,000       15.25  -    18.88
   Exercised .............................    (254,183)       5.00  -    17.63
   Canceled ..............................     (28,834)       4.75  -    11.50
                                             ---------
Outstanding at October 31, 1995 ..........     625,883        5.00  -    18.88
   Granted ...............................     741,000       22.81  -    30.25
   Exercised .............................    (189,741)       5.00  -    18.88
   Canceled ..............................     (30,169)      10.25  -    23.25
                                             ---------
Outstanding at October 31, 1996 ..........   1,146,973        5.00  -    30.25
                                             =========
Options exercisable at October 31, 1996...     244,454        5.00  -    27.13
                                             =========

As of October 31, 1996, there were 111,167 shares of common stock under the Stock Option Plans that were available for future grant.

During fiscal 1996, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's Common Stock. As of October 31, 1996, 130,000 shares had been repurchased at a cost of $3,054,000. Such repurchased shares are reflected as Treasury Stock in the Company's Consolidated Balance Sheet.


NOTE 10 - ROYALTY, TRADEMARK AND ADVERTISING

The Company and Quiksilver International entered into an agreement in January 1996 that requires, among other things, the Company to pay a fee of $300,000 per year for advertising and promotion. The agreement expires in January 2006, and the promotional fee is adjusted annually based on annual sales volume of Quiksilver.

Quiksilver Europe has a European trademark license and manufacturing agreement (the European "Trademark Agreement") with Quiksilver International. The Trademark Agreement provides that Quiksilver Europe can sell products under the "Quiksilver" trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily western Europe). In consideration of the rights granted under the new agreement, Quiksilver Europe pays to Quiksilver International a royalty on a monthly basis as follows:

          (a) For any year where Quiksilver Europe's net sales total 150,000,000 French francs (approximately $29,300,000 at October 31, 1996) or less, the total royalty is 4% of net sales for that year, up to a maximum royalty of 4,500,000 French francs (approximately $880,000 at October 31, 1996) and;

          (b) For any year where Quiksilver Europe's net sales total greater than 150,000,000 French francs, the total royalty is 4,500,000 French francs plus an amount equal to 3% of Quiksilver Europe's net sales for that year in excess of 150,000,000 French francs.

The Trademark Agreement also requires Quiksilver Europe to pay a quarterly promotional fee of 1% of its net sales.

The Company licensed the use of the "Quiksilver" name, logo, and trademark in Mexico in exchange for royalties of 4.5% of net sales after Mexican taxes, and the use of the "Quiksilver" name and logo on watches, sunglasses and wetsuits in exchange for royalties of 7%, 10% and 4% of sales, respectively. The Company has also licensed the use of the "Que" name, logo, and trademark in Japan. These license agreements expire between 1998 and 2006.


NOTE 11 - INCOME TAXES

Effective November 1, 1993, the Company adopted SFAS No. 109. This statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. SFAS No. 109 requires that deferred tax assets and liabilities be established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. The effect of initially adopting SFAS No. 109 was accounted for as a cumulative effect of an accounting change and resulted in an increase in earnings for the first quarter of fiscal 1994 of approximately $600,000.

A summary of the provision for income taxes is as follows:

                                                                        YEARS ENDED OCTOBER 31,
                                                                 ---------------------------------------
                                                                   1996            1995          1994
                                                                   ----            ----          ----
         Current:
            Federal..........................................    $3,539,000     $4,066,000    $2,711,000
            State............................................     1,014,000      1,169,000       772,000
            Foreign..........................................     3,153,000      1,969,000     1,408,000
                                                                 ----------     ----------    ----------
                                                                  7,706,000      7,204,000     4,891,000
                                                                 ----------     ----------    ----------
         Deferred:
            Federal..........................................       (74,000)      (320,000)    (250,000)
            State............................................       (13,000)       (60,000)     (23,000)
            Foreign..........................................             -              -            -
                                                                 ----------     ----------    ----------
                                                                    (87,000)      (380,000)    (273,000)
                                                                 -----------    ----------    ---------
         Provision for income taxes..........................    $7,619,000     $6,824,000    $4,618,000
                                                                 ==========     ==========    ==========

A reconciliation of the effective income tax rate to a computed "expected" statutory federal income tax rate is as follows:

                                                                              YEARS ENDED OCTOBER 31,
                                                                      ---------------------------------------
                                                                      1996             1995              1994
                                                                      ----             ----              ----
         Computed "expected" statutory federal income
            tax rate.........................................         35.0%            35.0%             35.0%
         State income taxes, net of federal income
            tax benefit......................................          3.4              4.3               4.1
         Nondeductible goodwill amortization.................          0.8              0.9               1.2
         Other...............................................          0.3              0.3              (1.0)
                                                                     -----            -----              ----
         Effective income tax rate...........................         39.5%            40.5%             39.3%
                                                                     =====            =====             =====

The components of net deferred income taxes are as follows:

                                                     OCTOBER 31,
                                          -------------------------------
                                              1996               1995
                                              ----               ----
Deferred income tax assets:
   State taxes .......................    $   227,000        $   279,000
   Trademark amortization ............        644,000            578,000
   Allowance for doubtful accounts....        529,000            604,000
   Depreciation ......................        236,000            193,000
   Allowance for returns .............        222,000            143,000
   Nondeductible accruals and other...        160,000             63,000
                                          -----------        -----------
                                            2,018,000          1,860,000
                                          -----------        -----------
Deferred income tax liabilities:
   Goodwill amortization .............       (148,000)           (99,000)
   Other .............................        (34,000)           (12,000)
                                          -----------        -----------
                                             (182,000)          (111,000)
                                          -----------        -----------
Net deferred income taxes ............    $ 1,836,000        $ 1,749,000
                                          ===========        ===========

The tax benefit from the exercise of certain stock options are reflected as additions to paid-in capital.


NOTE 12 - RETIREMENT PLAN

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the "Plan"). The Plan is generally available to all employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company which are approved by the Company's Board of Directors. The Company made contributions of $115,000, $33,000 and $27,000 to the Plan for the years ended October 31, 1996, 1995 and 1994, respectively.

NOTE 13 - DOMESTIC AND EUROPEAN OPERATIONS

A summary of domestic and European operations is as follows:

                                                                   YEARS ENDED OCTOBER 31,
                                                          --------------------------------------------
                                                             1996            1995            1994
                                                             ----            ----            ----
         Net sales to unaffiliated customers:
            Domestic.................................     $121,932,000    $114,935,000    $ 87,172,000
            Europe...................................       71,542,000      57,852,000      38,999,000
                                                          ------------    ------------    ------------
               Consolidated..........................     $193,474,000    $172,787,000    $126,171,000
                                                          ============    ============    ============

         Operating income:
            Domestic.................................     $ 10,629,000    $ 11,628,000    $  7,695,000
            Europe...................................        9,641,000       6,508,000       4,791,000
                                                          ------------    ------------    ------------
               Consolidated..........................     $ 20,270,000    $ 18,136,000    $ 12,486,000
                                                          ============    ============    ============

         Identifiable assets:
            Domestic.................................     $ 81,028,000    $ 71,147,000    $ 61,178,000
            Europe...................................       34,552,000      28,021,000      19,292,000
                                                          ------------    ------------    ------------
               Consolidated..........................     $115,580,000    $ 99,168,000    $ 80,470,000
                                                          ============    ============    ============

         (1) Operating income is net sales less cost of goods sold and operating expenses.

         (2) Identifiable assets are those assets of the Company that are located in, or relate to operations in, each geographic area.


NOTE 14 - FINANCIAL INSTRUMENTS

The Company's European subsidiary enters into forward exchange contracts in managing its foreign exchange risk on foreign currency transactions and does not use the contracts for trading purposes. The Company's goal is to protect the Company from the risk that the eventual French franc net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. At October 31, 1996, the Company had $13,070,000 in notional amounts of forward exchange contracts with short-term maturities through July 1997. Gains and losses on the forward exchange contracts are recognized currently into income. A summary of the forward exchange contracts is as follows:

                                                            U.S. DOLLAR                             RECOGNIZED
                                                            EQUIVALENT            MATURITY          GAIN (LOSS)
                                                            ----------            --------          -----------
         Forward exchange contracts
            German marks...............                     $   2,830,000         July 1997          $  29,000
            British pounds ............                           520,000       December 1996          (50,000)
            British pounds ............                         2,180,000         July 1997                  -
            Portuguese Escudos ........                           840,000       December 1996          (24,000)
            Portuguese Escudos ........                         1,650,000         July 1997                  -
            Netherland guilders .......                         1,090,000         July 1997             (1,000)
            U.S. dollars...............                         3,960,000        March 1997             39,000
                                                            -------------                            ---------
                                                            $  13,070,000                            $  (7,000)
                                                            =============                            =========

The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The

Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties.


NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial data (unaudited) is as follows:

                                      QUARTER           QUARTER          QUARTER           QUARTER
                                       ENDED             ENDED            ENDED             ENDED
                                    JANUARY 31         APRIL 30          JULY 31         OCTOBER 31
                                    ----------         --------          -------         ----------
Year ended October 31, 1996
   Net sales ..................    $40,487,000       $54,505,000       $49,008,000       $49,474,000
   Gross profit ...............     15,595,000        22,013,000        18,171,000        20,315,000
   Net income .................      2,125,000         4,419,000         2,539,000         2,577,000
   Net income per share .......           0.30              0.61              0.35              0.36
   Trade accounts receivable...     38,325,000        48,449,000        46,113,000        44,554,000
   Inventories ................     32,862,000        29,128,000        34,641,000        35,668,000

Year ended October 31, 1995
   Net Sales ..................    $33,658,000       $47,311,000       $42,738,000       $49,080,000
   Gross Profit ...............     12,889,000        18,826,000        16,132,000        18,199,000
   Net Income .................      1,531,000         3,623,000         2,308,000         2,550,000
   Net Income per share .......           0.23              0.52              0.33              0.36
   Trade accounts receivable...     29,526,000        38,862,000        36,220,000        38,308,000
   Inventories ................     28,938,000        25,277,000        36,623,000        28,355,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 24, 1997

QUIKSILVER, INC.
(REGISTRANT)


    By:/s/ Robert B. McKnight, Jr.           By:/s/ Steven L. Brink
       --------------------------------         -------------------------------
         Robert B. McKnight, Jr.                Steven L. Brink
         Chairman of the Board and              Vice President, Secretary,
         Chief Executive Officer                Treasurer and Chief Financial
         (Principal Executive Officer)          Officer (Principal Accounting
                                                Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                         TITLE                                      DATE SIGNED
         ----------                         -----                                      -----------
/s/ Robert B. McKnight, Jr.            Chairman of the Board and                    January 24, 1997
----------------------------------     Chief Executive Officer
Robert B. McKnight, Jr.                (Principal Executive Officer)

/s/ Steven L. Brink                    Vice President,  Secretary,                  January 24, 1997
----------------------------------     Treasurer and Chief Financial Officer
Steven L. Brink                        (Principal Accounting Officer)

/s/ William M. Barnum, Jr.             Director                                     January 24, 1997
----------------------------------
William M. Barnum, Jr.


/s/ Charles E. Crowe                   Director                                     January 24, 1997
----------------------------------
Charles E. Crowe


/s/ Michael H. Gray                    Director                                     January 24, 1997
----------------------------------
Michael H. Gray


----------------------------------     Director                                     January 24, 1997
Harry Hodge


/s/ Robert G. Kirby                    Director                                     January 24, 1997
----------------------------------
Robert G. Kirby


/s/ Tom Roach                          Director                                     January 24, 1997
----------------------------------
Tom Roach

EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
 3.1      Certificate of Incorporation as presently in effect

 3.2      Bylaws as presently in effect (incorporated by reference to Exhibit
          3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990)

10.1      Standard Industrial Lease--Net dated May 22, 1990 between Fountain
          Valley Associates, a California limited partnership and Registrant
          (incorporated by reference to Exhibit 10.2 of the Registrant's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1990)

10.2      Standard Industrial Lease--Net dated June 1, 1987 between Griswold
          Industries and Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1987)

10.3 Amended and Restated Loan Agreement between Union Bank and Registrant dated April 30, 1996 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the three months ended
          July 31, 1996)

10.4      First, Second and Third Amendments to Amended and Restated Loan
          Agreement between Union Bank and Registrant dated September 5, 1996,
          October 22, 1996, and November 1996, respectively

10.5      Form of Indemnity Agreement between the Registrant and individual
          Directors and officers of the Registrant. (1)

10.6 Quiksilver, Inc. Stock Option Plan dated March 24, 1995 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995) (1)

10.7      Quiksilver, Inc. 1995 Nonemployee Directors' Stock Option Plan dated
          March 24, 1995 (incorporated by reference to Exhibit 10.2 of the
          Registrant's Quarterly Report on Form 10-Q for the three months ended
          April 30, 1996) (1)

10.8      Quiksilver, Inc. 1996 Stock Option Plan dated January 26, 1996
          (incorporated by reference to Exhibit 10.1 of the Registrant's
          Quarterly Report on Form 10-Q for the three months ended April 30, 1996. (1)

10.9 Trademark License and Manufacturing Agreement dated January 26, 1993 between Quiksilver Garments Pty Ltd. and Na Pali, S.A. (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992)

10.10 Employment Agreement between Robert B. McKnight, Jr. and Registrant dated April 1, 1996 (1)

10.11     Employment Agreement between Harry Hodge and Registrant dated April 1,
          1996 (1)

10.12     Employment Agreement between Steven L. Brink and Registrant dated
          October 24, 1996 (1)

21.1      Names and Jurisdictions of Subsidiaries

23.1      Independent Auditors' Consent

27.1      Financial Data Schedule









(1)   Management contract or compensatory plan.