Form 10-Q
period 1997-01-31
QUIKSILVER INC
filed 1997-03-14
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO_____


           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                                March 6, 1997 was
                                   7,017,830.

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1. Financial Statements:

   Condensed Consolidated Balance Sheets
      January 31, 1997 and October 31, 1996............................     2

   Condensed Consolidated Statements of Income
      Three Months Ended January 31, 1997 and 1996.....................     3

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended January 31, 1997 and 1996.....................     4

   Notes to Condensed Consolidated Financial Statements................     5

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...............................................     6


Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................     9


SIGNATURE..............................................................    10

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                               JANUARY 31,       OCTOBER 31,
                                                                   1997              1996
                                                              -------------     -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents .............................    $     478,000     $   3,429,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $2,490,000 (1997)
      and $2,873,000 (1996) ..............................       44,151,000        44,554,000
    Other receivables ....................................        1,708,000         2,182,000
    Inventories - Note 2 .................................       42,673,000        35,668,000
    Prepaid expenses and other current assets ............        2,451,000         2,027,000
                                                              -------------     -------------
         Total current assets ............................       91,461,000        87,860,000

Property and equipment, less accumulated depreciation
   and amortization of $8,082,000 (1997) and
   $8,027,000 (1996) .....................................       10,080,000         9,655,000
Trademark, less accumulated amortization of
   $1,524,000 (1997) and $1,486,000 (1996) ...............        1,494,000         1,532,000
Goodwill, less accumulated amortization of
   $3,269,000 (1997) and $3,103,000 (1996) ...............       14,833,000        15,005,000
Other assets .............................................        1,788,000         1,528,000
                                                              -------------     -------------
         Total assets ....................................    $ 119,656,000     $ 115,580,000
                                                              =============     =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit .......................................    $  11,707,000     $   8,211,000
   Accounts payable ......................................       13,770,000        12,823,000
   Accrued liabilities ...................................        8,455,000        10,212,000
   Current portion of notes payable ......................          226,000           240,000
   Income taxes payable ..................................        1,357,000           727,000
                                                              -------------     -------------
         Total current liabilities .......................       35,515,000        32,213,000

Notes payable ............................................        2,503,000         2,640,000
                                                              -------------     -------------
         Total liabilities ...............................       38,018,000        34,853,000
                                                              -------------     -------------
Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ......................................               --                --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares - 7,017,830 (1997) and 6,965,346 (1996) .....           70,000            70,000
   Additional paid-in-capital ............................       19,465,000        18,971,000
   Retained earnings .....................................       66,148,000        64,399,000
   Treasury stock, 130,000 shares ........................       (3,054,000)       (3,054,000)
   Cumulative foreign currency translation adjustment ....         (991,000)          341,000
                                                              -------------     -------------
         Total stockholders' equity ......................       81,638,000        80,727,000
                                                              -------------     -------------
         Total liabilities and stockholders' equity ......    $ 119,656,000     $ 115,580,000
                                                              =============     =============

           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JANUARY 31,
                                                  ------------------------------
                                                      1997             1996
                                                  ------------     ------------
Net sales ....................................    $ 45,944,000     $ 40,487,000
Cost of goods sold ...........................      28,336,000       24,892,000
                                                  ------------     ------------
   Gross profit ..............................      17,608,000       15,595,000
                                                  ------------     ------------
Operating expenses:
   Selling, general and administrative expense      13,970,000       11,336,000
   Royalty income ............................        (360,000)        (205,000)
   Royalty expense ...........................         629,000          565,000
                                                  ------------     ------------
      Total operating expenses ...............      14,239,000       11,696,000
                                                  ------------     ------------
Operating income .............................       3,369,000        3,899,000

Interest expense, net ........................         287,000          169,000
Foreign currency loss ........................          72,000           23,000
Other expense ................................          53,000          101,000
                                                  ------------     ------------
Income before provision for income taxes .....       2,957,000        3,606,000

Provision for income taxes ...................       1,208,000        1,481,000
                                                  ------------     ------------
Net income ...................................    $  1,749,000     $  2,125,000
                                                  ============     ============
Net income per common share ..................    $       0.25     $       0.30
                                                  ============     ============
Weighted average common shares
   and equivalents outstanding ...............       7,078,000        7,134,000
                                                  ============     ============

           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED JANUARY 31,
                                                                     ------------------------------
                                                                          1997            1996
                                                                      -----------     -----------
Cash flows from operating activities:
   Net income ....................................................    $ 1,749,000     $ 2,125,000
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization ...........................        787,000         628,000
         Provision for doubtful accounts .........................        217,000         183,000
         Loss on sale of fixed assets ............................         72,000          23,000
         Changes in operating assets and liabilities:
            Trade accounts receivable ............................     (1,020,000)       (200,000)
            Other receivables ....................................        410,000        (527,000)
            Inventories ..........................................     (7,803,000)     (4,507,000)
            Prepaid expenses and other current assets ............       (461,000)         61,000
            Other assets .........................................       (269,000)        125,000
            Accounts payable .....................................      1,197,000       3,588,000
            Accrued liabilities ..................................     (1,090,000)     (1,455,000)
            Income taxes payable .................................        733,000         834,000
                                                                      -----------     -----------
               Net cash (used in) provided by operating
                 activities ......................................     (5,478,000)        878,000

Cash flows from investing activities:
   Proceeds from sales of fixed assets ...........................          6,000          20,000
   Capital expenditures ..........................................     (1,496,000)       (774,000)
   Other .........................................................             --              --
                                                                      -----------     -----------
               Net cash used in investing activities .............     (1,490,000)       (754,000)

Cash flows from financing activities:
   Borrowings on lines of credit .................................      5,020,000       3,565,000
   Payments on lines of credit ...................................     (1,508,000)     (5,775,000)
   Borrowings on long-term debt ..................................        166,000          40,000
   Payments on long-term debt ....................................       (100,000)       (210,000)
   Proceeds from stock option exercises ..........................        494,000         325,000
                                                                      -----------     -----------
Net cash provided by (used in) financing activities ..............      4,072,000      (2,055,000)
Effect of exchange rate changes on cash ..........................        (55,000)       (313,000)
                                                                      -----------     -----------
Net decrease in cash and cash equivalents ........................     (2,951,000)     (2,244,000)
Cash and cash equivalents, beginning of period ...................      3,429,000       3,461,000
                                                                      -----------     -----------
Cash and cash equivalents, end of period .........................    $   478,000     $ 1,217,000
                                                                      ===========     ===========
Supplementary cash flow information
   Cash paid during the period for:
      Interest ...................................................    $   216,000     $   185,000
                                                                      ===========     ===========
      Income taxes ...............................................    $   714,000     $   549,000
                                                                      ===========     ===========

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

      The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 1997 and 1996. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1996 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.    Inventories consist of the following:

                                        JANUARY 31,      OCTOBER 31,
                                           1997             1996
                                        -----------      -----------
            Raw Materials ........      $13,280,000      $11,686,000
            Work-In-Process ......        4,976,000        3,673,000
            Finished Goods .......       24,417,000       20,309,000
                                        -----------      -----------
                                        $42,673,000      $35,668,000
                                        ===========      ===========

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

Net sales for the three months ended January 31, 1997 increased 13.5% to $45,944,000 from $40,487,000 in the comparable period of the prior year. Domestic net sales for the three months ended January 31, 1997 increased 13.3% to $28,161,000 from $24,852,000 in the comparable period of the prior year, and European net sales increased 13.7% to $17,783,000 from $15,635,000 for those same periods. Domestic men's sales increased 7.8% to $19,803,000 from $18,378,000 in the comparable period of the prior year, while domestic women's sales increased 29.1% to $8,358,000 from $6,474,000. The domestic sales increases came primarily from the Quiksilver Roxy, Quiksilver Young Men's and Boy's divisions. In Europe, men's sales increased 12.8% to $17,302,000 from $15,342,000, while women's sales increased 64.2% to $481,000 from $293,000.

The gross profit margin for the three months ended January 31, 1997 decreased slightly to 38.3% from 38.5% in the comparable period of the prior year. The domestic gross profit margin decreased to 34.9% from 35.8% in the comparable period of the prior year, and the European gross profit margin increased to 43.8% from 42.8% for those same periods. The decrease in the domestic gross profit margin resulted primarily from the impact of selling excess raw materials during the three months ended January 31, 1997 at margins that were less than normal wholesale. In Europe, the gross profit margin increased primarily as a result of lower levels of markdowns in the three months ended January 31, 1997 compared to the previous year.

Selling, general and administrative expense ("SG&A") for the three months ended January 31, 1997 increased 23.2% to $13,970,000 from $11,336,000 in the comparable period of the prior year. Domestic SG&A increased 19.1% to $8,309,000 from $6,977,000 in the comparable period of the prior year, and European SG&A increased 29.9% to $5,661,000 from $4,359,000 for those same periods. The increase in domestic SG&A was primarily due to higher personnel costs related to increased sales volume, along with increased sales and marketing and computer system expenses. The increase in European SG&A was primarily due to higher personnel costs related to increased sales volume.

Net royalty expense for the three months ended January 31, 1997 decreased 25.3% to $269,000 from $360,000 in the comparable period of the prior year. This decrease was due primarily to increased domestic royalty income from increased sales by licensees, which was substantially offset by increased royalty expense related to European sales. The Company receives domestic royalty income from its Mexico, Japan, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and Quiksilver Europe pays royalties on European sales under a trademark agreement with Quiksilver International.

Net interest expense for the three months ended January 31, 1997 increased 69.8% to $287,000 from $169,000 in the comparable period of the prior year. This increase was primarily due to higher outstanding balances on the Company's lines of credit that resulted from increased working capital needs and borrowings to repurchase shares of the Company's stock in the three months ended October 31, 1996.

The effective income tax rate for the three months ended January 31, 1997, which is based on current estimates of the annual effective income tax rate, decreased slightly to 40.9% from 41.1% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended January 31, 1997 decreased 17.7% to $1,749,000 or $0.25 per share from $2,125,000 or
$0.30 per share in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the three months ended January 31, 1997 was $5,478,000 compared to net cash provided by operating activities of $878,000 in the comparable period of the prior year. This $6,356,000 increase in cash used in operating activities was primarily due to increased payments for inventory compared to the prior year. Quiksilver Europe received merchandise earlier in relation to the prior year to enable the Company to ship product to its customers earlier in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996.

The Company uses independent contractors for cutting, sewing and other manufacturing functions and intends to continue to use independent contractors in the foreseeable future. Accordingly, the Company has avoided capital expenditures for these manufacturing functions. For the three months ended January 31, 1997, capital expenditures increased 93.3% to $1,496,000 from $774,000 in the comparable period of the prior year, which resulted primarily from increased investment in computer systems both domestically and in Europe.

On September 4, 1996, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. The Company repurchased 130,000 shares during the three months ended October 31, 1996. No additional purchases are planned.

The Company has available a revolving line of credit with a U.S. bank that is unsecured and provides for maximum financing of $30,000,000. This line of credit expires on April 30, 1998. The Company also has available lines of credit, both secured and unsecured, with banks in Europe that provide for maximum financing of approximately $24,000,000.

During the three months ended January 31, 1997, net cash provided by financing activities totaled $4,072,000 compared to net cash used in financing activities of $2,055,000 in the comparable period of the prior year. These additional borrowings during the first quarter of fiscal 1997 were used to fund the increase in inventories and capital expenditures as discussed above.

The net decrease in cash and cash equivalents for the three months ended January 31, 1997 was $2,951,000 compared to $2,244,000 in the comparable period of the prior year. Cash and cash equivalents decreased 86.1% to $478,000 at January 31, 1997 from $3,429,000 at October 31, 1996, while working capital increased 0.5% to $55,946,000 from $55,647,000 for that same period. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable decreased slightly to $44,151,000 at January 31, 1997 from $44,554,000 at October 31, 1996. Domestic accounts receivable increased 0.3% to $28,363,000 at January 31, 1997 from $28,292,000 at October 31, 1996, and
European accounts receivable decreased 2.9% to $15,788,000 from $16,262,000 for that same period.

Consolidated inventories increased 19.6% to $42,673,000 at January 31, 1997 from $35,668,000 at October 31, 1996. Domestic inventories increased 17.9% to $31,362,000 from $26,611,000 at October 31, 1996, and European inventories increased 24.9% to $11,311,000 from $9,057,000 for that same period. These increases are primarily due to seasonal factors. Inventory levels generally increase at the end of the first and third fiscal quarters in preparation for stronger selling seasons in the second and fourth fiscal quarters. Also as noted above, the timing of inventory received by Quiksilver Europe contributed to the increase in inventory at January 31, 1997.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at January 31, 1997 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.

FOREIGN CURRENCY

Quiksilver Europe sells in various European countries and collects at future dates in the customers' local currencies and purchases certain raw materials or product in currencies other than French Francs. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. When considered appropriate, management purchases financial instruments, primarily forward exchange contracts, to reduce its exposure to these exchange rate fluctuations.

Quiksilver Europe's statements of income are translated from French Francs into U.S. Dollars at average exchange rates in effect during the reporting period. When the French Franc strengthens compared to the U.S. Dollar there is a positive effect on Quiksilver Europe's results as reported in the Company's Consolidated Financial Statements. Conversely, when the U.S.
Dollar strengthens, there is a negative affect.

For example, in recent months, the U.S. Dollar strengthened compared to the French Franc, increasing the exchange rate from approximately 5.0 Francs per Dollar to approximately 5.5 Francs per Dollar. Other things being equal, a 10% increase in the average exchange rate would result in approximately a 9% decrease in Quiksilver Europe's results as reported in U.S. Dollars in the Consolidated Financial Statements.

European net sales increased 19.7% in French Francs during the three months ended January 31, 1997 compared to the three months ended January 31, 1996. As measured in U.S. Dollars and reported in the Company's Consolidated Statements of Income, European net sales increased 13.7%.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K


   (a)   Exhibits

                   27.0 Financial Data Schedule

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 1997

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                QUIKSILVER, INC., a Delaware Corporation



March 13, 1997                  /s/ Steven L. Brink
                                ------------------------------------------

                                Steven L. Brink
                                Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)