Form 10-Q
period 1997-04-30
QUIKSILVER INC
filed 1997-06-16
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

YES    X    NO
    -----      -----

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                                June 12, 1997 was
                                    7,026,330

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                                     Page No.
------------------------------                                                     --------

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets
         April 30, 1997 and October 31, 1996....................................      2

     Condensed Consolidated Statements of Income
         Three Months Ended April 30, 1997 and 1996.............................      3

     Condensed Consolidated Statements of Income
         Six Months Ended April 30, 1997 and 1996...............................      4

     Condensed Consolidated Statements of Cash Flows
         Six Months Ended April 30, 1997 and 1996...............................      5

     Notes to Condensed Consolidated Financial Statements.......................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations......................................................      7


Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders....................     11

Item 6.  Exhibits and Reports on Form 8K........................................     12


SIGNATURE.......................................................................     13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    APRIL 30,            OCTOBER 31,
                                                                      1997                  1996
                                                                  -------------         -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents .............................        $     304,000         $   3,429,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $2,011,000 (1997)
      and $2,873,000 (1996) ..............................           55,168,000            44,554,000
    Other receivables ....................................            2,838,000             2,182,000
    Inventories - Note 2 .................................           36,891,000            35,668,000
    Prepaid expenses and other current assets ............            2,373,000             2,027,000
                                                                  -------------         -------------
         Total current assets ............................           97,574,000            87,860,000

Property and equipment, less accumulated depreciation and
   amortization of $8,479,000 (1997) and $8,027,000 (1996)           11,484,000             9,655,000
Trademark, less accumulated amortization of
   $1,562,000 (1997) and $1,486,000 (1996) ...............            1,476,000             1,532,000
Goodwill, less accumulated amortization of
   $3,435,000 (1997) and $3,103,000 (1996) ...............           14,662,000            15,005,000
Other assets .............................................            1,731,000             1,528,000
                                                                  -------------         -------------
         Total assets ....................................        $ 126,927,000         $ 115,580,000
                                                                  =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit .......................................        $  20,413,000         $   8,211,000
   Accounts payable ......................................           10,066,000            12,823,000
   Accrued liabilities ...................................            6,154,000            10,212,000
   Current portion of notes payable ......................              217,000               240,000
   Income taxes payable ..................................            1,833,000               727,000
                                                                  -------------         -------------
         Total current liabilities .......................           38,683,000            32,213,000

Notes payable ............................................            2,701,000             2,640,000
                                                                  -------------         -------------
         Total liabilities ...............................           41,384,000            34,853,000
                                                                  -------------         -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ......................................                   --                    --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares -  7,024,330 (1997) and 6,965,346 (1996) ....               70,000                70,000
   Additional paid-in-capital ............................           19,576,000            18,971,000
   Retained earnings .....................................           70,898,000            64,399,000
   Treasury stock, 130,000 shares ........................           (3,054,000)           (3,054,000)
   Cumulative foreign currency translation adjustment ....           (1,947,000)              341,000
                                                                  -------------         -------------
         Total stockholders' equity ......................           85,543,000            80,727,000
                                                                  -------------         -------------
         Total liabilities and stockholders' equity ......        $ 126,927,000         $ 115,580,000
                                                                  =============         =============



            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED APRIL 30,
                                                    -------------------------------
                                                        1997               1996
                                                    ------------       ------------
Net sales ....................................      $ 60,781,000       $ 54,505,000
Cost of goods sold ...........................        36,620,000         32,492,000
                                                    ------------       ------------
   Gross profit ..............................        24,161,000         22,013,000
                                                    ------------       ------------
Operating expenses:
   Selling, general and administrative expense        15,497,000         13,918,000
   Royalty income ............................          (350,000)          (186,000)
   Royalty expense ...........................           691,000            610,000
                                                    ------------       ------------
      Total operating expenses ...............        15,838,000         14,342,000
                                                    ------------       ------------
Operating income .............................         8,323,000          7,671,000

Interest expense .............................           427,000            228,000
Foreign currency loss ........................             8,000             25,000
Other expense ................................            41,000             52,000
                                                    ------------       ------------
Income before provision for income taxes .....         7,847,000          7,366,000

Provision for income taxes ...................         3,097,000          2,947,000
                                                    ------------       ------------
Net income ...................................      $  4,750,000       $  4,419,000
                                                    ============       ============

Net income per common share ..................      $       0.68       $       0.61
                                                    ============       ============

Weighted average common shares
   and equivalents outstanding ...............         7,004,000          7,202,000
                                                    ============       ============



            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       SIX MONTHS ENDED APRIL 30,
                                                    --------------------------------
                                                        1997                1996
                                                    -------------       ------------
Net sales ....................................      $ 106,725,000       $ 94,992,000
Cost of goods sold ...........................         64,956,000         57,384,000
                                                    -------------       ------------
   Gross profit ..............................         41,769,000         37,608,000
                                                    -------------       ------------
Operating expenses:
   Selling, general and administrative expense         29,467,000         25,254,000
   Royalty income ............................           (710,000)          (391,000)
   Royalty expense ...........................          1,320,000          1,175,000
                                                    -------------       ------------
      Total operating expenses ...............         30,077,000         26,038,000
                                                    -------------       ------------
Operating income .............................         11,692,000         11,570,000

Interest expense .............................            714,000            397,000
Foreign currency loss ........................             80,000             48,000
Other expense ................................             94,000            153,000
                                                    -------------       ------------
Income before provision for income taxes .....         10,804,000         10,972,000

Provision for income taxes ...................          4,305,000          4,428,000
                                                    -------------       ------------
Net income ...................................      $   6,499,000       $  6,544,000
                                                    =============       ============

Net income per common share ..................      $        0.93       $       0.91
                                                    =============       ============

Weighted average common shares
   and equivalents outstanding ...............          7,021,000          7,188,000
                                                    =============       ============



            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED APRIL 30,
                                                                          -------------------------------
                                                                              1997               1996
                                                                          ------------       ------------
Cash flows from operating activities:
   Net income ......................................................      $  6,499,000       $  6,544,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization .............................         1,664,000          1,226,000
         Provision for doubtful accounts ...........................           329,000            483,000
         Loss on sale of fixed assets ..............................           134,000             33,000
         Changes in operating assets and liabilities:
            Trade accounts receivable ..............................       (13,266,000)       (10,624,000)
            Other receivables ......................................            55,000           (647,000)
            Inventories ............................................        (2,312,000)          (773,000)
            Prepaid expenses and other current assets ..............          (405,000)           233,000
            Other assets ...........................................            44,000           (108,000)
            Accounts payable .......................................        (2,033,000)           301,000
            Accrued liabilities ....................................        (4,234,000)          (449,000)
            Income taxes payable ...................................         1,232,000          1,699,000
                                                                          ------------       ------------
               Net cash used in operating activities ...............       (12,293,000)        (2,082,000)

Cash flows from investing activities:
   Proceeds from sales of fixed assets .............................             6,000             20,000
   Capital expenditures ............................................        (4,018,000)        (1,293,000)
   Other ...........................................................                --                 --
                                                                          ------------       ------------
               Net cash used in investing activities ...............        (4,012,000)        (1,273,000)

Cash flows from financing activities:
   Borrowings on lines of credit ...................................        16,315,000         13,390,000
   Payments on lines of credit .....................................        (4,085,000)       (11,829,000)
   Borrowings on long-term debt ....................................           650,000            127,000
   Payments on long-term debt ......................................          (234,000)          (131,000)
   Proceeds from stock option exercises ............................           605,000          2,524,000
                                                                          ------------       ------------
               Net cash provided by financing activities ...........        13,251,000          4,081,000

Effect of exchange rate changes on cash ............................           (71,000)          (393,000)
                                                                          ------------       ------------
Net increase (decrease) in cash and cash equivalents ...............        (3,125,000)           333,000
Cash and cash equivalents, beginning of period .....................         3,429,000          3,461,000
                                                                          ------------       ------------
Cash and cash equivalents, end of period ...........................      $    304,000       $  3,794,000
                                                                          ============       ============

Supplementary cash flow information -
   Cash paid during the period for:
      Interest .....................................................      $    600,000       $    382,000
                                                                          ============       ============
      Income taxes .................................................      $  2,322,000       $  3,668,000
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

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 1997 and 1996. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1996 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.       Inventories consist of the following:

                                                 APRIL 30,      OCTOBER 31,
                                                   1997            1996
                                                   ----            ----
              Raw Materials.................    $11,639,000     $11,686,000
              Work-In-Process...............      4,847,000       3,673,000
              Finished Goods................     20,405,000      20,309,000
                                                -----------     -----------
                                                $36,891,000     $35,668,000
                                                ===========     ===========

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

Net sales for the three months ended April 30, 1997 increased 11.5% to $60,781,000 from $54,505,000 in the comparable period of the prior year. Domestic net sales for the three months ended April 30, 1997 increased 12.4% to $40,438,000 from $35,962,000 in the comparable period of the prior year, and European net sales increased 9.7% to $20,343,000 from $18,543,000 for those same periods. As measured in French Francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 23.5% compared to the prior year. Domestic men's sales decreased 2% to $25,043,000 from $25,542,000 in the comparable period of the prior year, while domestic women's sales increased 47.7% to $15,395,000 from $10,420,000. The domestic sales decrease in men's resulted primarily from lower sales of Pirate Surf and Private label product. Domestic women's sales increased in both the Raisins and Quiksilver Roxy divisions. In Europe, men's sales increased 10.3% to $18,954,000 from $17,189,000, while women's sales increased 2.6% to $1,389,000 from $1,354,000.

The gross profit margin for the three months ended April 30, 1997 decreased to 39.8% from 40.4% in the comparable period of the prior year. The domestic gross profit margin decreased to 35.7% from 36.4% in the comparable period of the prior year, and the European gross profit margin decreased somewhat to 47.8% from 48.1% for those same periods. The decrease in the domestic gross profit margin resulted primarily from markdowns taken in the current quarter to sell Pirate Surf product, which has been removed from future season production plans. In Europe, the gross profit margin was relatively stable in the current quarter compared to the previous year.

Selling, general and administrative expense ("SG&A") for the three months ended April 30, 1997 increased 11.3% to $15,497,000 from $13,918,000 in the comparable period of the prior year. Domestic SG&A increased 13.2% to $9,683,000 from $8,557,000 in the comparable period of the prior year, and European SG&A increased 8.4% to $5,814,000 from $5,361,000 for those same periods. The increase in domestic SG&A was primarily due to higher personnel costs related to increased sales volume, along with increased marketing and computer system expenses. The increase in European SG&A was primarily due to higher personnel costs related to increased sales volume.

Net royalty expense for the three months ended April 30, 1997 decreased 19.6% to $341,000 from $424,000 in the comparable period of the prior year. This decrease was due primarily to increased domestic royalty income from increased sales by licensees, which was partially offset by increased royalty expense related to European sales. The Company receives domestic royalty income from its Mexico, Japan, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and Quiksilver Europe pays royalties on European sales under a trademark agreement with Quiksilver International.

Interest expense for the three months ended April 30, 1997 increased 87.3% to $427,000 from $228,000 in the comparable period of the prior year. This increase was primarily due to higher outstanding balances on the Company's lines of credit that resulted from increased working capital needs and borrowings to repurchase shares of the Company's stock in the three months ended October 31, 1996. There are no further stock repurchases planned.

The effective income tax rate for the three months ended April 30, 1997, which is based on current estimates of the annual effective income tax rate, decreased to 39.5% from 40.0% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended April 30, 1997 increased 7.5% to $4,750,000 or $0.68 per share from $4,419,000 or
$0.61 per share in the comparable period of the prior year.

SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996

Net sales for the six months ended April 30, 1997 increased 12.4% to $106,725,000 from $94,992,000 in the comparable period of the prior year. Domestic net sales for the six months ended April 30, 1997 increased 12.8% to $68,599,000 from $60,814,000 in the comparable period of the prior year, and European net sales increased 11.6% to $38,126,000 from $34,178,000 for those same periods. As measured in French Francs, Quiksilver Europe's net sales in the first six months of the current year increased 21.8% compared to the prior year. Domestic men's sales increased 2.1% to $44,846,000 from $43,920,000 in the comparable period of the prior year, while domestic women's sales increased 40.6% to $23,753,000 from $16,894,000. The domestic sales increases came primarily from the Quiksilver Roxy and Raisins Divisions. In Europe, men's sales increased 11.5% to $36,256,000 from $32,531,000, while women's sales increased 13.5% to $1,870,000 from $1,647,000.

The gross profit margin for the six months ended April 30, 1997 decreased to 39.1% from 39.6% in the comparable period of the prior year. The domestic gross profit margin decreased to 35.4% from 36.1% in the comparable period of the prior year, and the European gross profit margin increased somewhat to 45.9% from 45.7% for those same periods. The decrease in the domestic gross profit margin resulted primarily from the impact of selling excess raw materials during the six months ended April 30, 1997 at margins that were less than normal wholesale and from markdowns taken during the six months ended April 30, 1997 to sell Pirate Surf product, which has been removed from future season production plans. In Europe, the gross profit margin was relatively stable in the current period compared to the previous year.

Selling, general and administrative expense ("SG&A") for the six months ended April 30, 1997 increased 16.7% to $29,467,000 from $25,254,000 in the comparable period of the prior year. Domestic SG&A increased 15.8% to $17,992,000 from $15,533,000 in the comparable period of the prior year, and European SG&A increased 18.0% to $11,475,000 from $9,721,000 for those same periods. The increase in domestic SG&A was primarily due to higher personnel costs related to increased sales volume, along with increased sales and marketing and computer system expenses. The increase in European SG&A was primarily due to higher personnel costs related to increased sales volume.

Net royalty expense for the six months ended April 30, 1997 decreased 22.2% to $610,000 from $784,000 in the comparable period of the prior year. This increase was due primarily to increased domestic royalty income from increased sales by licensees, which was partially offset by increased royalty expense related to European sales.

Interest expense for the six months ended April 30, 1997 increased 79.8% to $714,000 from $397,000 in the comparable period of the prior year. This increase was primarily due to higher outstanding balances on the Company's lines of credit that resulted from increased working capital needs and borrowings to repurchase shares of the Company's stock in the three months ended October 31, 1996. There are no further stock repurchases planned.

The effective income tax rate for the six months ended April 30, 1997, which is based on current estimates of the annual effective income tax rate, decreased to 39.8% from 40.4% in the comparable period of the prior year.

As a result of the above factors, net income for the six months ended April 30, 1997 decreased 0.7% to $6,499,000 or $0.93 per share from $6,544,000 or $0.91 per share in the comparable period of the prior year.



FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the six months ended April 30, 1997 was $12,293,000 compared to $2,082,000 in the comparable period of the prior year. This $10,211,000 increase in cash used in operating activities was due to three primary factors. Cash paid for inventories net of changes in accounts payable increased by $3,873,000 to support higher planned sales levels in current and future seasons both domestically and in Europe. Accrued liabilities decreased $3,785,000 more in the six months ended April 30, 1997 compared to the six months ended April 30, 1996 primarily as a result of increased payments during the current year for employee benefit programs and sales taxes in Quiksilver Europe. Also, accounts receivable increased $2,642,000 more in the six months ended April 30, 1997 compared to the six months ended April 30, 1996 as a result of a relatively higher percentage of sales occurring in the latter portion of the fiscal 1997 period.

The Company uses independent contractors for cutting, sewing and other manufacturing functions and intends to continue to use independent contractors in the foreseeable future. Accordingly, the Company has avoided capital expenditures for these manufacturing functions. For the six months ended April 30, 1997, capital expenditures increased 210.8% to $4,018,000 from $1,293,000 in the comparable period of the prior year primarily from increased investment in computer systems both domestically and in Europe.

The Company has available a revolving line of credit with a U.S. bank that is unsecured and provides for maximum financing of $34,000,000. This line of credit expires on April 30, 1998. The Company also has available lines of credit, both secured and unsecured, with banks in Europe that provide for maximum financing of approximately $23,000,000.

During the six months ended April 30, 1997, net cash provided by financing activities totaled $13,251,000 compared to $4,081,000 in the comparable period of the prior year. These additional borrowings during the first six months of fiscal 1997 were used to fund the increase in inventories, accounts receivable and capital expenditures and the decrease in accrued liabilities as discussed above.

The net decrease in cash and cash equivalents for the six months ended April 30, 1997 was $3,125,000 compared to an increase of $333,000 in the comparable period of the prior year. Cash and cash equivalents decreased $3,125,000 or 91.1% to $304,000 at April 30, 1997 from $3,429,000 at October 31, 1996, while working capital increased $3,244,000 or 5.8% to $58,891,000 from $55,647,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased to $55,168,000 at April 30, 1997 from $44,554,000 at October 31, 1996. Domestic accounts receivable increased 35.2% to $38,246,000 at April 30, 1997 from $28,292,000 at October 31, 1996, and European accounts receivable increased 4.1% to $16,922,000 from $16,262,000 for that same period. These increases in accounts receivable resulted from a relatively higher percentage of sales occurring in the latter portion of the six months ended April 30, 1997 and from seasonal factors.

Consolidated inventories increased 3.4% to $36,891,000 at April 30, 1997 from $35,668,000 at October 31, 1996. Domestic inventories increased 9.2% to $29,055,000 from $26,611,000 at October 31, 1996, and European inventories decreased 13.5% to $7,836,000 from $9,057,000 for that same period. Inventories increased domestically primarily due to seasonal factors and to support higher planned sales levels in current and future seasons. Inventories decreased in the case of Quiksilver Europe primarily due to the devaluation of the French Franc compared to the U.S. dollar during the six months ended April 30, 1997.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at April 30, 1997 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.

FOREIGN CURRENCY

The functional currency of Quiksilver Europe is the French Franc. However, Quiksilver Europe sells in various European countries and collects at future dates in the customers' local currencies and purchases certain raw materials or product in currencies other than the French Franc. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. When considered appropriate, management purchases financial instruments, primarily forward exchange contracts, to reduce its exposure to these exchange rate fluctuations.

For financial reporting purposes, Quiksilver Europe's statements of income are translated from French Francs into U.S. Dollars at average exchange rates in effect during the reporting period. When the French Franc strengthens compared to the U.S. Dollar there is a positive effect on Quiksilver Europe's results as reported in the Company's Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect.

PART II - OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on March 21, 1997. At the Annual Meeting, the following directors were elected to serve on the Company's Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

                                        Votes                 Votes
                                         For                 Withheld
                                       ---------              ------
Robert B. McKnight, Jr.                6,528,645              45,144
William M. Barnum, Jr.                 6,528,645              45,144
Charles E. Crowe                       6,528,445              45,344
Michael H. Gray                        6,528,645              45,144
Harry Hodge                            6,525,845              47,944
Robert G. Kirby                        6,528,645              45,144
Tom Roach                              6,528,645              45,144

No other matters were voted on at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8K.


   (a)   Exhibits

             10.1  Fourth Amendment to Loan Agreement dated as of April 1, 1997

             27.0  Financial Data Schedule

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended April 30,
         1997

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUIKSILVER, INC., a Delaware Corporation



June 12, 1997                          /s/ Steven L. Brink
                                       ----------------------------------------
                                       Steven L. Brink
                                       Chief Financial Officer, Secretary and
                                       Treasurer (Principal Accounting Officer)