Form 10-Q
period 1997-07-31
QUIKSILVER INC
filed 1997-09-12
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15131


                                QUIKSILVER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                              (I.R.S. Employer
   (State or other jurisdiction of                     33-0199426
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

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                             September 10, 1997 was
                                    7,068,764

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                                             Page No.
------------------------------                                                             --------
Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets
         July 31, 1997 and October 31, 1996.............................................      2

     Condensed Consolidated Statements of Income
         Three Months Ended July 31, 1997 and 1996......................................      3

     Condensed Consolidated Statements of Income
         Nine Months Ended July 31, 1997 and 1996.......................................      4

     Condensed Consolidated Statements of Cash Flows
         Nine Months Ended July 31, 1997 and 1996.......................................      5

     Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations..............................................................      7

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K................................................     11

SIGNATURE...............................................................................     12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  JULY 31,          OCTOBER 31,
                                                                    1997                1996
                                                                -------------       -------------
                          ASSETS
Current assets:
   Cash and cash equivalents .............................      $   2,299,000       $   3,429,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $2,913,000 (1997)
      and $2,873,000 (1996) ..............................         51,151,000          44,554,000
    Other receivables ....................................          2,554,000           2,182,000
    Inventories - Note 2 .................................         46,841,000          35,668,000
    Prepaid expenses and other current assets ............          2,183,000           2,027,000
                                                                -------------       -------------
         Total current assets ............................        105,028,000          87,860,000

Property and equipment, less accumulated depreciation and
   amortization of $9,012,000 (1997) and $8,027,000 (1996)         13,555,000           9,655,000
Trademark, less accumulated amortization of
   $1,603,000 (1997) and $1,486,000 (1996) ...............          1,539,000           1,532,000
Goodwill, less accumulated amortization of
   $3,608,000 (1997) and $3,103,000 (1996) ...............         17,965,000          15,005,000
Other assets .............................................          1,180,000           1,528,000
                                                                -------------       -------------
         Total assets ....................................      $ 139,267,000       $ 115,580,000
                                                                =============       =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit .......................................      $  16,220,000       $   8,211,000
   Accounts payable ......................................         15,621,000          12,823,000
   Accrued liabilities ...................................          8,549,000          10,212,000
   Current portion of long term debt .....................            208,000             240,000
   Income taxes payable ..................................          1,164,000             727,000
                                                                -------------       -------------
         Total current liabilities .......................         41,762,000          32,213,000

Long term debt ...........................................          9,426,000           2,640,000
                                                                -------------       -------------
         Total liabilities ...............................         51,188,000          34,853,000
                                                                -------------       -------------
Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ......................................                 --                  --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares - 7,068,764 (1997) and 6,965,346 (1996) .....             71,000              70,000
   Additional paid-in-capital ............................         20,247,000          18,971,000
   Retained earnings .....................................         73,870,000          64,399,000
   Treasury stock, 130,000 shares ........................         (3,054,000)         (3,054,000)
   Cumulative foreign currency translation adjustment ....         (3,055,000)            341,000
                                                                -------------       -------------
         Total stockholders' equity ......................         88,079,000          80,727,000
                                                                -------------       -------------
         Total liabilities and stockholders' equity ......      $ 139,267,000       $ 115,580,000
                                                                =============       =============


            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JULY 31,
                                                        1997               1996
                                                    ------------       ------------
Net sales ....................................      $ 58,541,000       $ 49,008,000
Cost of goods sold ...........................        36,432,000         30,837,000
                                                    ------------       ------------
   Gross profit ..............................        22,109,000         18,171,000
                                                    ------------       ------------
Operating expenses:
   Selling, general and administrative expense        16,100,000         13,445,000
   Royalty income ............................          (393,000)          (421,000)
   Royalty expense ...........................           731,000            665,000
                                                    ------------       ------------
      Total operating expenses ...............        16,438,000         13,689,000
                                                    ------------       ------------
Operating income .............................         5,671,000          4,482,000

Interest expense .............................           526,000            186,000
Foreign currency gain ........................            (5,000)           (15,000)
Other expense ................................            56,000             82,000
                                                    ------------       ------------
Income before provision for income taxes .....         5,094,000          4,229,000

Provision for income taxes ...................         2,122,000          1,690,000
                                                    ------------       ------------
Net income ...................................      $  2,972,000       $  2,539,000
                                                    ============       ============

Net income per common share ..................      $       0.42       $       0.35
                                                    ============       ============

Weighted average common shares
   and equivalents outstanding ...............         7,107,000          7,268,000
                                                    ============       ============


            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED JULY 31,
                                                        1997                1996
                                                    -------------       -------------
Net sales ....................................      $ 165,266,000       $ 144,000,000
Cost of goods sold ...........................        101,388,000          88,221,000
                                                    -------------       -------------
   Gross profit ..............................         63,878,000          55,779,000
                                                    -------------       -------------
Operating expenses:
   Selling, general and administrative expense         45,567,000          38,699,000
   Royalty income ............................         (1,103,000)           (812,000)
   Royalty expense ...........................          2,051,000           1,840,000
                                                    -------------       -------------
      Total operating expenses ...............         46,515,000          39,727,000
                                                    -------------       -------------
Operating income .............................         17,363,000          16,052,000

Interest expense .............................          1,240,000             583,000
Foreign currency loss ........................             75,000              33,000
Other expense ................................            150,000             235,000
                                                    -------------       -------------
Income before provision for income taxes .....         15,898,000          15,201,000

Provision for income taxes ...................          6,427,000           6,118,000
                                                    -------------       -------------
Net income ...................................      $   9,471,000       $   9,083,000
                                                    =============       =============
Net income per common share ..................      $        1.34       $        1.26
                                                    =============       =============
Weighted average common shares
   and equivalents outstanding ...............          7,063,000           7,216,000
                                                    =============       =============


            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED JULY 31,
                                                                               1997               1996
                                                                           ------------       ------------
Cash flows from operating activities:
   Net income .......................................................      $  9,471,000       $  9,083,000
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization ..............................         2,709,000          1,924,000
         Provision for doubtful accounts ............................         1,104,000          1,904,000
         Loss (gain) on sale of fixed assets ........................           148,000            (15,000)
         Changes in operating assets and liabilities, net of
               effects of acquisition (Note 3):
            Trade accounts receivable ...............................       (11,337,000)       (10,005,000)
            Other receivables .......................................           108,000           (831,000)
            Inventories .............................................       (11,137,000)        (6,314,000)
            Prepaid expenses and other current assets ...............          (180,000)           129,000
            Other assets ............................................           590,000           (425,000)
            Accounts payable ........................................         2,692,000          3,983,000
            Accrued liabilities .....................................        (1,263,000)           928,000
            Income taxes payable ....................................           627,000          2,652,000
                                                                           ------------       ------------
               Net cash (used in) provided by operating activities ..        (6,468,000)         3,013,000

Cash flows from investing activities:
   Proceeds from sales of fixed assets ..............................            83,000             30,000
   Capital expenditures .............................................        (6,962,000)        (3,309,000)
   Acquisition of business (Note 3) .................................        (1,750,000)                --
                                                                           ------------       ------------
               Net cash used in investing activities ................        (8,629,000)        (3,279,000)

Cash flows from financing activities:
   Borrowings on lines of credit ....................................        30,734,000         18,756,000
   Payments on lines of credit ......................................       (25,126,000)       (20,143,000)
   Borrowings on long-term debt .....................................         7,640,000                 --
   Payments on long-term debt .......................................          (351,000)           (63,000)
   Proceeds from stock option exercises .............................         1,277,000          2,586,000
                                                                           ------------       ------------
Net cash provided by financing activities ...........................        14,174,000          1,136,000
Effect of exchange rate changes on cash .............................          (207,000)           (27,000)
                                                                           ------------       ------------
Net (decrease) increase in cash and cash equivalents ................        (1,130,000)           843,000
Cash and cash equivalents, beginning of period ......................         3,429,000          3,461,000
                                                                           ------------       ------------
Cash and cash equivalents, end of period ............................      $  2,299,000       $  4,304,000
                                                                           ============       ============
Supplementary cash flow information: Cash paid during the period for:
      Interest ......................................................      $  1,071,000       $    569,000
                                                                           ============       ============
      Income taxes ..................................................      $  5,930,000       $  4,657,000
                                                                           ============       ============
   Non-cash financing activity -
      Bank debt assumed in acquisition (Note 3) .....................      $  2,682,000       $         --
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

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 1997 and 1996. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1996 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2. Inventories consist of the following:

                                                 JULY 31,            OCTOBER 31,
                                                   1997                  1996
                                               -----------           -----------
Raw Materials ..............................   $13,266,000           $11,686,000
Work-In-Process ............................     3,441,000             3,673,000
Finished Goods .............................    30,134,000            20,309,000
                                               -----------           -----------
                                               $46,841,000           $35,668,000
                                               ===========           ===========

3. Effective July 1, 1997, the Company acquired the operations of Mervin Manufacturing, Inc., ("Mervin") the maker of two snowboard labels, Lib Tech and Gnu, and Bent Metal bindings, a conventional snowboard binding system. The initial purchase price was $4,582,000, which includes a cash payment of $1,750,000, assumed bank debt of $2,682,000 and transaction costs of $150,000. Under the terms of the purchase agreement, additional consideration aggregating $2,600,000 will be paid if Mervin achieves certain earnings goals in the remainder of fiscal 1997 and in each of the three years through fiscal 2000. The acquisition has been recorded using the purchase method and resulted in goodwill of $3,344,000, which is being amortized over 30 years.

4. Effective July 1, 1997, the Company's revolving line of credit with a U.S. bank was amended and restated (the "Agreement"). The agreement provides for (i) a revolving line of credit of up to $38,000,000, including a $17,000,000 sublimit for letters of credit and (ii) a $7,000,000 seven-year term loan. This revolving line of credit expires on May 3, 1999 and bears interest at 0.5% below the bank's reference rate or at 1.5% above LIBOR for borrowings committed to be outstanding for 30 days or longer. The term loan expires on July 1, 2004 and bears interest generally at 1.5% above LIBOR. The agreement contains restrictive covenants, the most significant of which relates to the maintenance of minimum tangible net worth, dividend restrictions and debt to tangible net worth requirements. At July 31, 1997, the Company was in compliance with such covenants.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996

Net sales for the three months ended July 31, 1997 increased 19.5% to $58,541,000 from $49,008,000 in the comparable period of the prior year. Domestic net sales for the three months ended July 31, 1997 increased 24.5% to $38,216,000 from $30,701,000 in the comparable period of the prior year, and European net sales increased 11.0% to $20,325,000 from $18,307,000 for those same periods. As measured in French Francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 27.4% compared to the prior year. Domestic men's sales increased 16.7% to $27,608,000 from $23,659,000 in the comparable period of the prior year, while domestic women's sales increased 34.9% to $9,501,000 from $7,042,000. From the date of acquisition, Mervin sales amounted to $1,107,000 for the current year's quarter. The domestic sales increase in men's resulted primarily from increased sales of Quiksilver Young Men's product. Domestic women's sales increases in the Quiksilver Roxy division were offset somewhat by lower shipments in the Raisins division. In Europe, men's sales increased 9.7% to $19,723,000 from $17,987,000, while women's sales increased 88.1% to $602,000 from $320,000.

The gross profit margin for the three months ended July 31, 1997 increased to 37.8% from 37.1% in the comparable period of the prior year. The domestic gross profit margin was unchanged at 35.3%, and the European gross profit margin increased to 42.4% from 40.1% for those same periods. In Europe, the gross profit margin increased primarily due to a lower level of markdowns in the current quarter compared to last year to reduce remaining Spring and Summer inventories.

Selling, general and administrative expense ("SG&A") for the three months ended July 31, 1997 increased 19.7% to $16,100,000 from $13,445,000 in the comparable period of the prior year. Domestic SG&A increased 12.1% to $9,729,000 from $8,679,000 in the comparable period of the prior year, and European SG&A increased 33.7% to $6,371,000 from $4,766,000 for those same periods. The increase in domestic SG&A was primarily due to higher personnel and other costs related to increased sales volume. The increase in European SG&A was primarily due higher personnel and other costs related to increased sales volume, along with increased advertising and sales management expenses.

Net royalty expense for the three months ended July 31, 1997 increased 38.5% to $338,000 from $244,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales. The Company receives domestic royalty income from its Mexico, Japan, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and Quiksilver Europe pays royalties on European sales under a trademark agreement with Quiksilver International.

Interest expense for the three months ended July 31, 1997 increased 182.8% to $526,000 from $186,000 in the comparable period of the prior year. This increase was primarily due to higher outstanding balances on the Company's domestic line of credit that resulted from increased working capital needs, borrowings to repurchase shares of the Company's stock in the three months ended October 31, 1996, and borrowings for investments in computer equipment.

The effective income tax rate for the three months ended July 31, 1997, which is based on current estimates of the annual effective income tax rate, increased to 41.7% from 40.0% in the comparable period of the prior year. Increased income tax rates in France were substantially offset by the favorable results of an income tax audit in France.

As a result of the above factors, net income for the three months ended July 31, 1997 increased 17.1% to $2,972,000 or $0.42 per share from $2,539,000 or $0.35 per share in the comparable period of the prior year.

NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996

Net sales for the nine months ended July 31, 1997 increased 14.8% to $165,266,000 from $144,000,000 in the comparable period of the prior year. Domestic net sales for the nine months ended July 31, 1997 increased 16.7% to $106,815,000 from $91,515,000 in the comparable period of the prior year, and European net sales increased 11.4% to $58,451,000 from $52,485,000 for those same periods. As measured in French Francs, Quiksilver Europe's net sales in the first nine months of the current year increased 23.8% compared to the prior year. Domestic men's sales increased 7.2% to $72,454,000 from $67,579,000 in the comparable period of the prior year, while domestic women's sales increased 38.9% to $33,254,000 from $23,936,000. The domestic sales increase in men's resulted primarily from increased sales in the Quiksilver Young Men's and Quiksilver Boys divisions, which were offset somewhat by lower sales of Pirate Surf and private label product. Domestic women's sales increased in both the Quiksilver Roxy and Raisins Divisions. In Europe, men's sales increased 10.8% to $55,979,000 from $50,518,000, while women's sales increased 25.7% to $2,472,000 from $1,967,000.

The gross profit margin for the nine months ended July 31, 1997 was unchanged from the comparable period of the prior year at 38.7%. The domestic gross profit margin decreased to 35.3% from 35.9% in the comparable period of the prior year, and the European gross profit margin increased to 44.7% from 43.7% for those same periods. The decrease in the domestic gross profit margin resulted primarily from the impact of selling excess raw materials during the three months ended January 31, 1997 at margins that were less than normal wholesale and from markdowns taken during the three months ended April 30, 1997 to sell Pirate Surf product, which has been removed from future season production plans. In Europe, the gross profit margin increased primarily due to a lower level of markdowns in the three months ended July 31, 1997 in comparison to the prior year.

Selling, general and administrative expense ("SG&A") for the nine months ended July 31, 1997 increased 17.7% to $45,567,000 from $38,699,000 in the comparable period of the prior year. Domestic SG&A increased 14.5% to $27,721,000 from $24,212,000 in the comparable period of the prior year, and European SG&A increased 23.2% to $17,846,000 from $14,487,000 for those same periods. The increase in domestic SG&A was primarily due to higher personnel and other costs related to increased sales volume. The increase in European SG&A was primarily due to higher personnel and other costs related to increased sales volume, along with increased advertising and sales management expenses in the three months ended July 31, 1997.

Net royalty expense for the nine months ended July 31, 1997 decreased 7.8% to $948,000 from $1,028,000 in the comparable period of the prior year. This decrease was due primarily to increased domestic royalty income from increased sales by licensees, which was partially offset by increased royalty expense related to European sales.

Interest expense for the nine months ended July 31, 1997 increased 112.7% to $1,240,000 from $583,000 in the comparable period of the prior year. This increase was primarily due to higher outstanding balances on the Company's domestic line of credit that resulted from increased working capital needs, borrowings to repurchase shares of the Company's stock in the three months ended October 31, 1996, and borrowings for investments in computer equipment.

The effective income tax rate for the nine months ended July 31, 1997, which is based on current estimates of the annual effective income tax rate, increased to 40.4% from 40.2% in the comparable period of the prior year. Increased income tax rates in France were substantially offset by the favorable results of an income tax audit in France.

As a result of the above factors, net income for the nine months ended July 31, 1997 increased 4.3% to $9,471,000 or $1.34 per share from $9,083,000 or $1.26 per share in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the nine months ended July 31, 1997 was $6,468,000 compared to net cash provided by operating activities of $3,013,000 in the comparable period of the prior year. This $9,481,000 increase in cash used in operating activities was due primarily to the increase in inventories. Cash paid for inventories net of changes in accounts payable increased by $6,114,000 to support increased sales for the Fall and Holiday seasons of the current year, both domestically and in Europe, and from accelerated raw material purchases and finished goods production.

The Company uses independent contractors for cutting, sewing and other manufacturing functions and intends to continue to use independent contractors in the foreseeable future. Accordingly, the Company has avoided capital expenditures for these manufacturing functions. For the nine months ended July 31, 1997, capital expenditures increased 110.4% to $6,962,000 from $3,309,000 in the comparable period of the prior year primarily from increased investment in computer systems both domestically and in Europe.

As described in Note 3 to the Condensed Consolidated Financial Statements, effective July 1, 1997, the Company acquired the operations of Mervin Manufacturing, Inc., ("Mervin") the maker of two snowboard labels, Lib Tech and Gnu, and Bent Metal bindings, a conventional snowboard binding system. Cash paid during the three months ended July 31, 1997, amounted to $1,750,000. The Company also assumed bank debt of $2,682,000, which was repaid during the quarter with proceeds from the Company's existing domestic line of credit. Additional consideration of up to $2,600,000 will be paid if Mervin achieves certain earnings goals in the remainder of fiscal 1997 and in each of the three years through fiscal 2000.

Effective July 1, 1997, the Company's revolving line of credit with a U.S. bank was amended and restated (the "Agreement"). The agreement provides for (i) a revolving line of credit of up to $38,000,000, including a $17,000,000 sublimit for letters of credit and (ii) a $7,000,000 seven-year term loan. This revolving line of credit expires on May 3, 1999 and bears interest at 0.5% below the bank's reference rate or at 1.5% above LIBOR for borrowings committed to be outstanding for 30 days or longer. The term loan expires on July 1, 2004 and bears interest generally at 1.5% above LIBOR. The agreement contains restrictive covenants, the most significant of which relates to the maintenance of minimum tangible net worth, dividend restrictions and debt to tangible net worth requirements. At July 31, 1997, the Company was in compliance with such covenants. The Company also has available lines of credit, both secured and unsecured, with banks in Europe that provide for maximum financing of approximately $22,000,000.

During the nine months ended July 31, 1997, net cash provided by financing activities totaled $14,174,000 compared to $1,136,000 in the comparable period of the prior year. These additional borrowings during the first nine months of fiscal 1997 were used to fund the increase in inventories, capital expenditures and the acquisition of Mervin as discussed above.

The net decrease in cash and cash equivalents for the nine months ended July 31, 1997 was $1,130,000 compared to an increase of $843,000 in the comparable period of the prior year. Cash and cash equivalents decreased $1,130,000 or 33.0% to $2,299,000 at July 31, 1997 from $3,429,000 at October 31, 1996, while working capital increased $7,619,000 or 13.7% to $63,266,000 from $55,647,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 14.8% to $51,151,000 at July 31, 1997 from $44,554,000 at October 31, 1996. Domestic accounts receivable increased 19.0% to $33,654,000 at July 31, 1997 from $28,292,000 at October 31, 1996, and European accounts receivable increased 7.6% to $17,497,000 from $16,262,000 for that same period. These increases in accounts receivable are generally consistent with the increases in sales.

Consolidated inventories increased 31.3% to $46,841,000 at July 31, 1997 from $35,668,000 at October 31, 1996. Domestic inventories increased 33.7% to $35,587,000 from $26,611,000 at October 31, 1996, and European inventories increased 24.3% to $11,254,000 from $9,057,000 for that same period. The increase in inventories occurred primarily to support increased sales for the Fall and Holiday seasons of the current year and from accelerated raw material purchases and finished goods production.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at July 31, 1997 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.


   (a)   Exhibits

                  10.1 Amended and Restated to Loan Agreement dated as of July 1, 1997

                  27.0     Financial Data Schedule

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended July 31,
         1997

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               QUIKSILVER, INC., a Delaware Corporation


September 12, 1997             /s/ Steven L. Brink
                               -------------------------------------------------
                               Steven L. Brink
                               Chief Financial Officer, Secretary and Treasurer
                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


         10.1     Amended and Restated to Loan Agreement dated as of July 1,
                  1997

         27.0     Financial Data Schedule