Form 10-K
period 1997-10-31
QUIKSILVER INC
filed 1998-01-28
CIK 805305

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                                       OR

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of January 8, 1998 was $188,000,000 based on the number of shares outstanding on such date and the last sale price for the Common Stock on such date of $28 1/4 as reported on the NASDAQ National Market System.

      As of January 8, 1998, there were 7,009,470 shares of the Registrant's Common Stock issued and outstanding.

      PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1997.

================================================================================

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I
Item 1.  BUSINESS
         Introduction..................................................................  1
         Products......................................................................  1
         Product Design................................................................  2
         Promotion and Advertising.....................................................  2
         Customers and Sales...........................................................  3
         Retail Concepts...............................................................  4
         Seasonality...................................................................  4
         Production and Raw Materials..................................................  4
         Imports and Import Restrictions...............................................  5
         Trademark License Agreements..................................................  6
         Competition...................................................................  6
         Employees.....................................................................  7
         Research and Development......................................................  7
         Environmental Matters.........................................................  7
         Acquisitions..................................................................  7
Item 2.  PROPERTIES....................................................................  7
Item 3.  LEGAL PROCEEDINGS.............................................................  7
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................  7

PART II
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...........................................................  8
Item 6.  SELECTED FINANCIAL DATA.......................................................  9
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS........................................... 10
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................... 15
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE........................................... 15

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................ 15
Item 11. EXECUTIVE COMPENSATION........................................................ 15
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT................................................................ 15
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................ 15

PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K...................................................................... 15

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................................. 16
SIGNATURES............................................................................. 33

                                     PART I

ITEM 1.  BUSINESS

References to the "Registrant" or the "Company" are to Quiksilver, Inc., a Delaware corporation, unless the context indicates otherwise.

INTRODUCTION

The Company designs, arranges for the manufacture of, and distributes casual sportswear, swimwear, activewear and snowboardwear primarily for young men, boys and young women under various labels, including "Quiksilver", "Quiksilver Roxy", "Raisins", "Radio Fiji", "Leilani", and "Que", and manufactures snowboards, snowboard boots and bindings under the Lib Tech, Gnu, Arcane and Bent Metal labels. The Company's products for domestic sales are made primarily in the U.S.A. and are sold in surf shops, snowboard shops, specialty stores, national specialty chains and selected department stores in approximately 10,200 store locations. The Company's products for European sales are made primarily in Europe and are sold in surf shops, specialty stores and selected department stores at approximately 2,700 store locations. The Company's clothing is distinguished by its youthful styling, innovative design, active fabrics and quality of workmanship.

The Company was incorporated in California in 1976 and was reincorporated in Delaware in 1986. In fiscal 1991, the Company acquired Na Pali, S.A. ("Quiksilver Europe"), a French company that holds the license to market "Quiksilver" products in Europe. The Company's fiscal year ends on October 31. Accordingly, references to fiscal 1997, fiscal 1996, or fiscal 1995 refer to the years ended October 31, 1997, 1996 or 1995, respectively.

PRODUCTS

The Company was originally formed for the purpose of selling "Quiksilver" swimwear, or "boardshorts", in the United States. Since that time, the Company has expanded its product lines to include shirts, walkshorts, t-shirts, fleece, pants, jackets, accessories, and snowboardwear. In fiscal 1991, the Company added junior swimwear and sportswear sold under the "Quiksilver Roxy" label and in fiscal 1992, the Company added men's sportswear sold under the "Que" label. Beginning in fiscal 1994, the Company added the junior swimwear labels "Raisins", "Radio Fiji" and Leilani" through its acquisition of The Raisin Company, Inc. ("Raisins"). In fiscal 1997, the Company began the development of "Arcane" snowboard boots and step-in bindings, and entered the snowboard market through its acquisition of Mervin Manufacturing, Inc. ("Mervin") effective July 1, 1997. Mervin manufactures snowboards and accessories under the "Lib Tech" and "Gnu" labels and snowboard bindings under the "Bent Metal" label. The following table shows the approximate percentage of sales attributable to each of the Company's major product categories during the last three fiscal years.

                                                                PERCENTAGE OF SALES
                                                              ----------------------
        PRODUCTS                                              1997     1996     1995
        --------                                              ----     ----     ----
        Juniors.............................................   21%      18%      12%
        Shirts..............................................   15%      16%      17%
        T-Shirts............................................   14%      19%      22%
        Shorts (boardshorts and walkshorts).................   12%      12%      14%
        Accessories.........................................   10%       9%       8%
        Fleece..............................................    9%       8%      10%
        Snowboardwear/Skiwear...............................    6%       6%       5%
        Jackets.............................................    5%       5%       6%
        Pants...............................................    5%       5%       5%
        Snowboards and accessories..........................    2%      --       --
        Other...............................................    1%       2%       1%
                                                              ---      ---      ---
           Total............................................  100%     100%     100%
                                                              ===      ===      ===

Although the Company's products are generally available throughout the year, most are sold by season. Sales of shorts, short-sleeve shirts, t-shirts and swimwear are higher during the spring and summer seasons, and sales of pants, long-sleeve shirts, fleece, jackets, snowboardwear and snowboards are higher during the fall and holiday seasons.

The Company believes that the typical domestic retail prices for its apparel products range from approximately $17 for a t-shirt and $39 for a typical short to $160 for a typical snowboard jacket, and for its Quiksilver Europe products, typical retail prices range from approximately $32 for a t-shirt and $55 for a typical short to $170 for a typical snowboard jacket. Additionally, the Company believes that typical domestic retail prices for its snowboards range from approximately $300 to $500 and internationally up to approximately $950.

PRODUCT DESIGN

The Company's products, the vast majority of which are designed by the Company, are distinguished by youthful styling, innovative design, active fabrics and quality of workmanship. The Company's management is actively involved in product design. Design concepts are primarily based on the Company's own research, development and design activities in the U.S. and Europe. The Company has an agreement with Quiksilver Garments Pty., Ltd., an Australian company ("Quiksilver International"), whereby the Company and other licensees of Quiksilver International share designs, art, fabrics, samples and patterns for new products sold under the "Quiksilver" name.

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

With the Company's 21-year history of authenticity, product and core marketing as the foundations of the "Quiksilver" label, the Company belives that continued product diversification, development of other labels and strong core distribution allow the Company to reach other markets beyond its roots. The Company currently reaches into the youth, active, outdoor and extreme sports markets. These markets include women as well as men, young people (8 - 20 years of age) and older people (20 - 50 years of age).

The Company's management, other employees and many of its sales representatives are involved in surfing, snowboarding and other sporting activities that the Company believes enhance the "Quiksilver" image, provide valuable insights into product design, and heighten the Company's understanding of the end users of its products.

To promote the Company's image and products, the Company advertises in magazines such as "Surfer", "Surfing", and "Snowboarding" in the United States and "Wind" and "Surf Session" in Europe. Beginning in the second half of fiscal 1996, the Company expanded its advertising to include national publications in the United States, such as "GQ", "Rolling Stone", "Spin" and "Details". The Company also sponsors professional surfers, snowboarders, windsurfers and other athletes, both on a national and international basis. The Company actively promotes its image and products among teenagers and young adults. Quiksilver Europe and Mervin also sponsor boardriders. The Company also participates in trade shows which are held throughout the United States and Europe.

The Company and Quiksilver International have an agreement whereby the Company pays Quiksilver International an annual fee of $325,000 to promote the "Quiksilver" name and logo worldwide. The Company also pays Quiksilver International a promotional fee equal to 1% of Quiksilver Europe's net sales. These promotional fees have historically been used by Quiksilver International to sponsor an international team of leading surfers, windsurfers and snowboarders, produce promotional movies and videos featuring surfers, windsurfers and snowboarders wearing "Quiksilver" products, and organize and fund surfing and windsurfing contests worldwide. The Company believes that trademark protection of its names and logos is an important component of the Company's business.

The Company believes that its future success will be dependent, among other things, on its ability to continue to promote products consistent with its image, maintain an image which is viewed as attractive among the retail purchasers of its products, and anticipate and respond to changing consumer demands and tastes.

CUSTOMERS AND SALES

The Company's policy is to sell to customers who merchandise the Company's products in a manner consistent with the Company's image and the quality of its products. Sales of "Quiksilver" products were initially made exclusively to surf shops. The Company later expanded its customer base to include other specialty stores, national specialty chains and upscale department stores. During fiscal 1997, the Company's products were sold to customers in approximately 12,900 locations worldwide. Of the Company's consolidated net sales for fiscal 1997 and fiscal 1996, approximately 83% and 87%, respectively, resulted from sales to surf shops, specialty stores, national specialty chains and all other non-department store accounts, and approximately 17% and 13%, respectively, resulted from sales to department stores.

The Company currently sells its products to a number of department stores, including Macy's West (California), Nordstrom, Robinson's/May (Southern California), Burdines (Florida), The Bon Marche (northwest) and Liberty House (Hawaii) in the United States; Le Printemps and Galeries Lafayette in France, and Harrods and Lillywhites in Great Britian.

The Company's sales are spread over a large wholesale customer base. During fiscal 1997, approximately 17% of the Company's consolidated net sales were made to the Company's ten largest customers. No single customer accounted for more than 3% of the Company's consolidated net sales during fiscal 1997. Quiksilver Europe accounted for 35% of the Company's consolidated net sales during fiscal 1997. Fiscal 1997 foreign sales from the U.S. (primarily to Central America, South America and Canada pursuant to a trademark agreement with Quiksilver International) were approximately 6% of total domestic net sales.

Sales of the Company's products are made by 129 independent sales representatives in the United States and Europe and 14 distributors in Europe. The Company's sales representatives are generally compensated on a commission basis. Of the Company's domestic net sales during fiscal 1997, approximately 42% resulted from sales to customers located on the west coast of the United States, approximately 26% resulted from sales to customers located on the east coast of the United States (primarily Florida, Massachusetts, New Jersey, New York and North Carolina), approximately 6% resulted from sales to customers in Hawaii, and approximately 26% resulted from sales to customers located in other areas of the United States or from exports. Of the Company's European net sales during fiscal 1997, approximately 58% resulted from sales to customers located in France, 9% in England, 8% in Spain, 6% in Germany, 3% in Holland, with the remaining approximately 16% spread throughout other countries.

The Company generally sells its products to domestic customers on a net-30 to net-60 day basis and in Europe on a net-30 to net-90 day basis depending on the country and whether the Company sells directly to retailers in the country or to a distributor. The Company has a limited number of cooperative advertising programs with its customers and generally does not reimburse its customers for marketing expenses. The Company does not generally participate in markup or markdown programs with its customers nor does it offer goods on consignment.

For additional information regarding the Company's revenues, operating profits and identifiable assets attributable to the Company's domestic and foreign operations, see Note 13 of the "Notes to Consolidated Financial Statements".

RETAIL CONCEPTS

The Company participates in the building of dedicated Quiksilver selling space in the retail stores of selected customers. These concept shops (referred to as "Quiksvilles") have grown steadily since their inception. During fiscal 1997, 146 Quiksvilles were opened resulting in 355 shops at October 31, 1997. This total includes 205 domestic shops and 150 shops in Europe. Beginning in fiscal 1996, the Company added retail merchandise coordinators to its retail marketing program. The retail merchandise coordinators, who are employed by the Company, travel between specified retail locations in metro market areas to further improve the presentation of the Company's product and build its image at the retail level.

Stand-alone Quiksilver concept stores ("Boardriders Clubs") are another part of the Company's retail strategy. These stores are stocked primarily with Quiksilver product and demonstrate through their design the Company's history, authenticity and commitment to surfing and the extreme sports lifestyle. The Company owns stores in selected markets that provide brand building opportunities for flagship stores; however, Boardriders Clubs are generally owned by independent retailers. Currently, the Company owns stores in Park City, Maui, and London. The Company's licensee in Mexico also owns and operates Boardriders Clubs. During fiscal 1997, 23 Boardriders Clubs were opened and 3 were closed, resulting in 51 Boardriders Clubs at October 31, 1997. This total includes 12 domestic, 22 in Europe, and 17 in Mexico.

SEASONALITY

The Company's net sales fluctuate from quarter to quarter, as exemplified by the quarterly consolidated net sales set forth below for fiscal years 1997, 1996 and 1995, primarily due to seasonal consumer demand patterns and the Company's product mix.

                                              CONSOLIDATED NET SALES (UNAUDITED)
                                  ------------------------------------------------------------
                                       1997                  1996                1995
                                  ------------------   -------------------  ------------------
                                   AMOUNT    PERCENT    AMOUNT     PERCENT   AMOUNT    PERCENT
                                  --------   -------   --------    -------  --------   -------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
January 31.....................   $ 45,944     19.8%   $ 40,487      20.9%  $ 33,658    19.5%
April 30.......................     60,781     26.2      54,505      28.2     47,311    27.4
July 31 .......................     58,541     25.3      49,008      25.3     42,738    24.7
October 31.....................     66,517     28.7      49,474      25.6     49,080    28.4
                                  --------   ------    --------    ------   --------   -----
     Total.....................   $231,783    100.0%   $193,474     100.0%  $172,787   100.0%
                                  ========   ======    ========    ======   ========   =====

PRODUCTION AND RAW MATERIALS

A majority of the Company's apparel products are manufactured by independent contractors from raw materials provided by the Company, while the remainder are purchased as finished goods. For the year ended October 31, 1997, approximately 64% of the Company's domestic products were manufactured by independent contractors and approximately 36% were purchased as finished goods.

For its domestic operations, the Company hires independent contractors located primarily in Southern California to manufacture its clothing and accessories. During fiscal 1997, offshore production for domestic operations accounted for approximately 13% of products manufactured by independent contractors. For its European operations, the Company hires independent contractors located primarily in Portugal, Hong Kong, Korea and France to manufacture the majority of its clothing and accessories.

Historically, the Company has provided patterns and fabric to independent cutting contractors to begin the production process. At the end of fiscal 1997, the Company acquired certain assets from two domestic cutting contractors. Substantially all of the Company's domestic cutting will be performed in-house for the foreseeable future. After the fabric is cut, it passes through various processes which may include sewing, washing, dyeing, embroidering and screening. These processes occur in different orders based on the design and style of the product. The Company's quality control inspectors and production managers monitor the sizing and quality of the goods from the initial receiving of raw materials through the various processing stages until the completed garment is delivered to the Company's distribution centers. No formal contractual obligations exist between the Company and its independent manufacturing contractors.

Goods are generally manufactured and processed on an order-by-order basis. During fiscal 1997, no single contractor, raw materials or finished goods supplier accounted for more than approximately 9% of the Company's consolidated garment production. The Company believes that numerous qualified contractors are available to provide additional capacity on an as-needed basis. The Company believes it enjoys a favorable ongoing relationship with its independent manufacturing contractors.

During fiscal 1997, approximately 74% of the Company's consolidated raw material fabric/trim purchases, and 96% of its domestic raw material fabric/trim purchases, consisted of materials made in the United States. The remaining raw material fabric/trim was purchased either directly from sources in Morocco, France, Portugal, China and Canada, or from suppliers located in the United States who had acquired some of their products from foreign sources. No single fabric supplier accounted for more than 5% of the Company's consolidated expenditures for raw material purchases during fiscal 1997.

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

IMPORTS AND IMPORT RESTRICTIONS

The Company has for some time imported finished goods and raw materials for its domestic operations under multilateral and bilateral trade agreements between the United States and a number of foreign countries, including Hong Kong, India, China and Japan. These agreements impose quotas on the amount and type of textile and apparel products which can be imported into the United States from the affected countries. The Company does not anticipate that these restrictions will materially or adversely affect its operations since it would be able to meet its needs domestically or from countries not affected by the restrictions on an annual basis.

Quiksilver Europe operates in the European Union ("EU") among which there are few trade barriers. Quiksilver Europe also sells to 6 other countries united in trade union which has some restrictions on imports of textile products and their sources. For production, Quiksilver Europe operates under constraints imposed on imports of finished goods and raw materials from outside the EU including quotas and duty charges. The Company does not anticipate that these restrictions will materially or adversely impact its operations since it has always operated under such constraints and the trend in Europe is continuing toward unification.

TRADEMARK LICENSE AGREEMENTS

The Company has direct ownership of the "Quiksilver" name, logo, and trademark in the United States, Puerto Rico and Mexico and is a licensee of Quiksilver International in certain European, Central and South American countries and Canada. As a strategy to penetrate certain markets and product categories, the Company licensed the use of the "Quiksilver" name, logo, and trademark in Mexico in exchange for royalties of 4.50% of net sales after Mexican taxes, and the use of the "Quiksilver" name and logo on watches, sunglasses and wetsuits in exchange for royalties of 7%, 10% and 4% of net sales, respectively. The Company has also licensed the use of the "Que" name, logo, and trademark in Japan. These license agreements expire between 1998 and 2006.

Quiksilver Europe has a European trademark license and manufacturing agreement (the "Trademark Agreement") with Quiksilver International. The Trademark Agreement provides that Quiksilver Europe can sell products under the "Quiksilver" trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily western Europe). In consideration of the rights granted under the Trademark Agreement, Quiksilver Europe pays to Quiksilver International a royalty, on a monthly basis as follows:

        (a) For any year in which Quiksilver Europe's net sales total 150,000,000 French francs (approximately $25,000,000 at October 31, 1997) or less, the total royalty is 4% of net sales for that year, up to a maximum royalty of 4,500,000 French francs (approximately $750,000 at October 31, 1997) and;

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

COMPETITION

The market for beachwear, snowboardwear, casual sportswear and snowboards is competitive. In the Company's markets, the principal competitors include companies such as Billabong, Rusty and Stussy in the United States and Oxbow, Chimsee and O'Neill in Europe. The Company believes that it has revenues and capital resources approximately equal to, or greater than, most of its competitors in this market.

In the snowboardwear and snowboard market, the Company's principal competitors are Burton, Columbia, Ride, K-2 and Morrow. The Company believes its revenues from snowboardwear and snowboards are below competitors in the market.

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

EMPLOYEES

On October 31, 1997, the Company employed approximately 766 persons worldwide, including approximately 547 in production, operations and shipping functions, approximately 197 in sales, administrative or clerical capacities, and 22 in executive capacities. None of the Company's employees are represented by a union, and the Company has never experienced a work stoppage. The Company considers its working relationships with its employees to be good.

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

ACQUISITIONS

Effective July 1, 1997, the Company acquired the operations of Mervin, the maker of two snowboard labels, Lib Tech and Gnu, and Bent Metal bindings. The Company paid $1,900,000 in cash and assumed bank debt of $2,682,000, which was repaid with proceeds from the Company's existing domestic revolving line of credit. Additional consideration of up to $2,600,000 will be paid if Mervin achieves certain earning goals through fiscal 2000. Mervin achieved its goal for the four months ended October 31, 1997, which resulted in a payment of $500,000 of additional consideration in January 1998.

ITEM 2.  PROPERTIES

The Company's executive offices, merchandising and design, production and warehouse facilities occupy approximately 370,000 square feet of space in multiple buildings located in Orange County, California, approximately 180,000 square feet of space in eight buildings in France, and approximately 50,000 square feet of space in two facilities in the state of Washington. The Company also maintains a sales office in New York. The leases for executive offices, merchandising and design and production facilities in Orange County expire on various dates through February 1999. The lease for the Company's domestic warehouse facility, including raw materials, cutting and finished goods distribution, expires in 2007 with two, five-year extensions available. The majority of the buildings in France are leased under agreements that expire on various dates through 2004. The leases for the Company's Washington facilities, which are used for the production of snowboards and snowboard bindings and accessories, expire in 2000 and 2004. The aggregate monthly rental payment for rented facilities is approximately $175,000. Although the Company believes that its present facilities will be adequate for its immediately foreseeable business needs, the Company is planning, beginning in fiscal 1998, an expansion of its executive offices, merchandising and design and production facilities in both Orange County, California and France.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq national market tier of the Nasdaq Stock Market under the symbol "QUIK." The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the Nasdaq National Market, for the two most recent fiscal years.

                                                                      HIGH       LOW
                                                                      ----       ---
        Fiscal 1997
             4th Quarter ended October 31, 1997..................      $39       $ 27 7/8
             3rd Quarter ended July 31, 1997.....................       37         23 1/4
             2nd Quarter ended April 30, 1997....................       26 3/8     20 3/4
             1st Quarter ended January 31, 1997..................       23 11/16   19 3/8

        Fiscal 1996
             4th Quarter ended October 31, 1996..................     $ 30 3/8   $ 18 5/8
             3rd Quarter ended July 31, 1996.....................       47 3/8     23
             2nd Quarter ended April 30, 1996....................       40 1/8     27
             1st Quarter ended January 31, 1996..................       36 1/8     26 3/4

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

The number of holders of record of the Company's Common Stock was approximately 380 on January 8, 1998. The number of beneficial shareholders on that date is estimated to be approximately 5,000.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company, which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations"). The statement of income and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated financial statements as of October 31, 1997 and 1996 and for each of the three years in the period ended October 31, 1997 have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report, included elsewhere herein.

                                                            YEARS ENDED OCTOBER 31,
                                           --------------------------------------------------------
                                             1997        1996        1995        1994        1993
                                           --------    --------    --------    --------    --------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data
Net sales .............................    $231,783    $193,474    $172,787    $126,171    $ 94,640
Income before taxes on income .........      21,283      19,279      16,836      11,756       7,631
Net income ............................      12,644      11,660      10,012       7,738       4,431
Net income per share ..................        1.80        1.62        1.45        1.16        0.69
Weighted average common shares and
   equivalents outstanding ............       7,037       7,209       6,882       6,648       6,438
Dividends declared per share ..........          --          --          --          --          --

Balance Sheet Data
Total assets ..........................    $149,650    $115,580    $ 99,168    $ 80,470    $ 58,648
Working capital .......................      67,293      55,647      46,902      32,567      26,737
Lines of credit .......................      18,671       8,211       8,031      10,100       1,330
Long term debt ........................      11,652       2,880       3,530       2,839       2,244
Stockholders' equity ..................      95,008      80,727      68,938      54,938      45,030
Current ratio .........................        2.51        2.73        2.74        2.41        3.32
Return on average stockholders' equity        14.39       15.58       16.16       15.48       10.33



(1) The Company's consolidated financial statements include Raisins from November 1, 1993 and Mervin from July 1, 1997 (see "Item 1. Acquisitions").

(2) Effective November 1, 1993, the Company changed its method of accounting for income taxes, which increased net income by $600,000 during the year ended October 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto for the years ended October 31, 1997, 1996 and 1995.

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

Net sales for fiscal 1997 increased 19.8% to $231,783,000 from $193,474,000 in fiscal 1996. Domestic net sales for fiscal 1997 increased 23.5% to $150,628,000 from $121,932,000 in fiscal 1996, and Quiksilver Europe's net sales increased 13.4% to $81,155,000 from $71,542,000 for those same periods. Domestic net sales in the men's category, which includes Quiksilver Young Men's, Boys and Accessories, Que, Quiksilver WinterSports, Pirate Surf, and private label product, increased 10.3% to $103,111,000 for fiscal 1997 from $93,486,000 in fiscal 1996. Domestic net sales in the women's category, which includes Quiksilver Roxy, Raisins, Leilani and Radio Fiji, increased 50.1% to $42,692,000 for fiscal 1997 from $28,446,000 in fiscal 1996. Net sales of Mervin Manufacturing totaled $4,825,000 since its acquisition in July of 1997. The increase in domestic men's net sales came primarily from the Quiksilver Young Men's division, where improved product design and national marketing increased consumer demand for these products. The increase in domestic women's net sales came primarily from the Quiksilver Roxy division, and resulted predominately from increased product offerings and sales to existing customers. For Quiksilver Europe, men's net sales increased 12.6% to $77,849,000 for fiscal 1997 from $69,146,000 in fiscal 1996, while women's net sales increased 38.0% to $3,306,000 from $2,396,000 in fiscal 1996. As measured in French Francs, Quiksilver Europe's functional currency, net sales increased 28.4%.

The gross profit margin for fiscal 1997 decreased somewhat to 39.0% from 39.3% in fiscal 1996. The domestic gross profit margin for fiscal 1997 increased slightly to 35.8% from 35.7% in fiscal 1996, while Quiksilver Europe's gross profit margin decreased to 44.7% in fiscal 1997 compared to 45.4% in fiscal 1996. The domestic gross profit margin increased in the fourth quarter of fiscal 1997 primarily as a result of a change in product mix. Sales increased in the women's division during fiscal 1997 where product sells at higher average profit margins. Additionally, sales of private label merchandise, which sells at lower gross profit margins, were lower in fiscal 1997. This increase in the fourth quarter gross profit margin offset lower margins in the first half of the year. Excess raw materials were sold in the first quarter at margins that were less than normal wholesale, and markdowns were taken during the second quarter to sell Pirate Surf product, which has been removed from future production plans. The gross profit margin decrease in Europe resulted primarily from exchange rate fluctuations that resulted in higher fourth quarter product costs, which could not be fully passed on to customers.

Selling, general and administrative expense ("SG&A") increased 20.3% in fiscal 1997 to $65,424,000 from $54,379,000 in fiscal 1996. Domestic SG&A increased 21.2% to $40,887,000 from $33,738,000, and Quiksilver Europe's SG&A increased 18.9% to $24,537,000 from $20,641,000 in those same periods. Domestically, SG&A increased primarily due to higher personnel and other costs related to increased sales volume, along with increased marketing and computer system expenses. The increase in Quiksilver Europe's SG&A resulted primarily from higher personnel and other costs related to increased sales volume, along with increased advertising and sales management expenses.

Net royalty expense for fiscal 1997 increased 3.3% to $1,493,000 from $1,445,000 in fiscal 1996. The increase in royalty expense related to Quiksilver Europe's sales was substantially offset by higher royalty income from the Company's licensees. The Company receives royalty income from its Mexican, wetsuit, watch, sunglass and outlet store licensees, and it pays royalties on Quiksilver Europe's sales and foreign sales from the U.S. under trademark agreements with Quiksilver International.

Interest expense for fiscal 1997 increased 131.6% to $1,818,000 from $785,000 in fiscal 1996. This increase was primarily due to higher average outstanding balances on the Company's lines of credit. In addition to borrowings that provided working capital to support the Company's growth, funds were borrowed to acquire Mervin, to upgrade the Company's computer systems both domestically and in Europe, and to repurchase shares of the Company's stock at the end of fiscal 1996. This higher level of interest expense is expected to continue in fiscal 1998.

The effective income tax rate for fiscal 1997 increased to 40.6% from 39.5% in fiscal 1996. The increase in the effective income tax rate resulted primarily from an income tax increase in France during the third quarter that applies to the Quiksilver Europe's full fiscal year. This increase was offset somewhat by the favorable results of an income tax audit in France and by lower overall domestic state income taxes. The increased income tax rates in France are expected to increase the Company's effective income tax rate in fiscal 1998 when compared to fiscal 1997.

As a result of the above factors, net income for fiscal 1997 increased 8.4% to $12,644,000 or $1.80 per share from $11,660,000 or $1.62 per share in fiscal 1996.

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

SG&A increased 16.2% in fiscal 1996 to $54,379,000 from $46,810,000 in fiscal 1995. Domestic SG&A increased 17.3% to $33,738,000 from $28,755,000, and
Quiksilver Europe's SG&A increased 14.3% to $20,641,000 from $18,055,000 in those same periods. Domestically, SG&A increased primarily due to higher personnel costs related to increased sales volume, along with increased investment in computer systems and a national advertising campaign that began during the third quarter of fiscal 1996. The increase in Quiksilver Europe's SG&A resulted primarily from higher costs related to increased sales volume.

Net royalty expense for fiscal 1996 increased 31.4% to $1,445,000 from $1,100,000 in fiscal 1995. The increase was due primarily to increased royalty expense related to Quiksilver Europe's sales.

Net interest expense for fiscal 1996 decreased 31.1% to $785,000 from $1,139,000 in fiscal 1995. This decrease was primarily due to lower average outstanding balances on the Company's lines of credit.

The effective income tax rate for fiscal 1996 decreased to 39.5% from 40.5% in fiscal 1995. The decrease in the effective income tax rate resulted primarily from an increased portion of the Company's taxable income being generated in Europe, which had a lower income tax rate than the United States in fiscal 1996.

As a result of the above factors, net income for fiscal 1996 increased 16.5% to $11,660,000 or $1.62 per share from $10,012,000 or $1.45 per share in fiscal 1995.

Financial Position, Capital Resources and Liquidity

The Company generally finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit domestically and in Europe. In fiscal 1997, such lines of credit were supplemented by a domestic term loan.

Cash used in operations totaled $7,025,000 for fiscal 1997, compared to cash provided of $5,511,000 and $3,706,000 for fiscal 1996 and 1995, respectively. The $12,536,000 increase in cash used in operations for fiscal 1997 compared to fiscal 1996 was due primarily to the increase in inventories and trade accounts receivable. The cash flow effect of the increase in inventories, net of changes in accounts payable, increased by $8,767,000. Inventories increased to support higher sales for the Holiday and Spring seasons of 1997/1998, both domestically and in Europe, and from accelerated domestic raw material purchases and finished goods production. In addition, the cash flow effect of the increase in trade accounts receivable was $15,080,000 in fiscal 1997 compared to $8,953,000 in fiscal 1996, an increase of $6,127,000. The increase in cash provided by operations for fiscal 1996 compared to fiscal 1995 is primarily due to the increase in net income before noncash charges for depreciation, amortization and provision for doubtful accounts.

The Company has historically used independent contractors for cutting, sewing and all other manufacturing of the Company's products. However, in the fourth quarter of fiscal 1997, the Company acquired certain assets from two domestic cutting contractors. Substantially all of the Company's domestic cutting will be performed in-house for the foreseeable future. Sewing and all other manufacturing of the Company's products will continue to be performed by independent contractors. Accordingly, the Company has avoided high levels of capital expenditures for its manufacturing functions. Fiscal 1997 capital expenditures were $10,312,000, compared to $4,895,000 in fiscal 1996 and $2,598,000 in fiscal 1995. The increase in capital expenditures in fiscal 1997 and fiscal 1996 from the previous level was primarily due to increased investments in the Company's computer systems. Capital expenditures in fiscal 1997 also includes equipment for the Company's new warehouse in Huntington Beach, California, and expansion of the Company's warehouse in France.

As described in Note 2 to the Consolidated Financial Statements, effective July 1, 1997, the Company acquired the operations of Mervin, the maker of two snowboard labels, Lib Tech and Gnu, and Bent Metal bindings. Cash paid during fiscal 1997 amounted to $1,900,000. The Company also assumed bank debt of $2,682,000, which was repaid with proceeds from the Company's existing domestic revolving loan. Additional consideration of up to $2,600,000 will be paid if Mervin achieves certain earnings goals through fiscal 2000. Mervin achieved its goal for the four months ended October 31, 1997, which resulted in a payment of $500,000 of additional consideration in January 1998.

The Company is planning an expansion of its facilities currently located in Orange County, California and France, including executive offices, merchandising and design and production space, and is also planning an upgrade to its domestic computer system. Capital spending for these and other projects in fiscal 1998 is expected to aggregate between $10,000,000 and $14,000,000. The Company will also continue to purchase equipment from time to time in the normal course of business.

Effective July 1, 1997, the Company's revolving line of credit with a U.S. bank was amended and restated (the "Agreement"). The Agreement provides for (I) an unsecured revolving line of credit of up to $38,000,000, including a $17,000,000 sublimit for letters of credit and (II) an unsecured $7,000,000 seven-year term loan. As of October 31, 1997, the Company had $18,671,000 of cash borrowings outstanding under the revolving line of credit. The revolving line of credit expires on May 3, 1999 and bears interest at 0.5% below the bank's reference rate or at 1.50% above LIBOR for borrowings committed to be outstanding for 30 days or longer. The term loan is repayable monthly through July 1, 2004, and bears interest generally at 1.5% above LIBOR. The Agreement contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, dividend restrictions and debt-to-tangible net worth requirements. At October 31, 1997, the Company was in compliance with such covenants.

Quiksilver Europe has available lines of credit, both secured and unsecured, with banks that provide for maximum cash borrowings of approximately $7,000,000 in addition to approximately $9,800,000 available for the issuance of letters of credit. At October 31, 1997, the Quiksilver Europe lines of credit bore interest at rates ranging from 4.21% to 4.31%, and no cash borrowings were outstanding under the lines of credit.

During fiscal 1997, net cash provided by financing activities totaled $19,987,000 compared to net cash used in financing activities of $611,000 in fiscal 1996 and net cash provided by financing activities of

$1,218,000 in fiscal 1995. The additional borrowings during fiscal 1997 compared to fiscal 1996 and 1995 were used to fund the increase in inventories, trade accounts receivable, capital expenditures and the acquisition of Mervin as discussed above.

Cash and cash equivalents increased $674,000 to $4,103,000 at October 31, 1997 from $3,429,000 at October 31, 1996, while working capital increased $11,646,000 or 20.9% to $67,293,000 from $55,647,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

During fiscal 1996, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's Common Stock. As of October 31, 1996, 130,000 shares had been repurchased at a cost of $3,054,000. Such repurchased shares are reflected as Treasury Stock in the Company's Consolidated Balance Sheet. No further repurchases are planned.

Consolidated trade accounts receivable increased 22.7% to $54,668,000 at October 31, 1997 from $44,544,000 at October 31, 1996. Domestic trade accounts receivable increased 30.4% to $36,887,000 at October 31, 1997 from $28,292,000 at October 31, 1996, and Quiksilver Europe's trade accounts receivable increased 9.3% to $17,781,000 from $16,262,000 for the same period. These increases were primarily due to increased sales in the fourth quarter of fiscal 1997 versus the fourth quarter of fiscal 1996 and domestically, to the acquisition of Mervin Manufacturing in July 1997. The Company's average collection period decreased to 70 days at the end of fiscal 1997 compared to 84 days at the end of fiscal 1996.

Consolidated inventories increased 35.6% to $48,372,000 at October 31, 1997 from $35,668,000 at October 31, 1996. Domestic inventories increased 45.6% to $38,758,000 at October 31, 1997 from $26,611,000 at October 31, 1996. This increase occurred primarily to support higher sales for the Holiday and Spring seasons of 1997/1998, and from accelerated domestic raw material purchases and finished goods production. Quiksilver Europe's inventories increased 6.1% to $9,614,000 at October 31, 1997 from 9,057,000 at October 31, 1996. This increase is due primarily to anticipated increased sales in the upcoming Spring/Summer season. The Company's average inventory turnover was 3.3 turns at the end of fiscal 1997, which is consistent with average inventory turnover at the end of fiscal 1996.

Significant Accounting Estimates

In recent years, certain customers of the Company have experienced financial difficulties, including the filing for reorganization proceedings under bankruptcy laws. The Company has not generally incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that its allowance for doubtful accounts at October 31, 1997 is adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other customers could have an adverse impact on the Company's financial position or results of operations.

Foreign Currency

The functional currency of Quiksilver Europe is the French Franc. However, Quiksilver Europe sells in various European countries and collects at future dates in the customers' local currencies and purchases raw materials and finished goods in U.S. dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. When considered appropriate, management purchases financial instruments, primarily forward exchange contracts, to reduce its exposure to these exchange rate fluctuations. See Note 14 to the Company's Consolidated Financial Statements.

For financial reporting purposes, Quiksilver Europe's statements of income are translated from French Francs into U.S. Dollars at exchange rates in effect during the reporting period. When the French Franc strengthens compared to the U.S. Dollar, there is a positive effect on Quiksilver Europe's results as reported in the Company's Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect. In fiscal 1997, the U.S. Dollar strengthened compared to the

French Franc, which had the corresponding negative effect on the Company's reported results for fiscal 1997. Net sales of Quiksilver Europe as measured in French Francs increased 28.4% in fiscal 1997 compared to fiscal 1996, but as measured in U.S. Dollars and reported in the Company's Consolidated Statement of Income, Quiksilver Europe's net sales increased only 13.4%.

Inflation

The modest rate of inflation over the periods covered by this report has had an insignificant impact on the Company's sales and profitability.

Changes in Accounting Methods

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets To Be Disposed Of", and SFAS No. 123, "Accounting for Stock-Based Compensation". The adoption of SFAS No. 121 was not material to the Company's financial statements. The Company adopted the pro forma disclosure requirements of SFAS No. 123, which requires presentation of the pro forma effect of the fair value based method on net income and net income per share in the financial statement footnotes.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". The Company must adopt SFAS No. 128 beginning with the first quarter of fiscal 1998. After adoption, the Company's financial statements will include net income per share assuming no dilution from outstanding options, and net income per share assuming dilution. Prior period net income per share data will be restated for consistency.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 and SFAS No. 131 must be adopted by the Company beginning with fiscal 1999 and will result in an additional statement that reports comprehensive income and expanded disclosure regarding the Company's operations on a segmented basis.

Year 2000

The Company is planning an upgrade of its domestic computer system to software that will accommodate business for the year 2000 and beyond. The selection phase of this project began in fiscal 1997, and the project is expected to be completed by the end of 1998. The software currently in use by Quiksilver Europe is Year 2000 compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1997 and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1997 and is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1997 and is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1997 and is incorporated herein by this reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this report:

               1.     Consolidated Financial Statements
                      See "Index to Consolidated Financial Statements"

               2.     Exhibits
                      See "Exhibit Index"

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 1997.

                                QUIKSILVER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                     Page
                                                                                     ----
INDEPENDENT AUDITORS' REPORT....................................................     17

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets
       October 31, 1997 and 1996................................................     18

    Consolidated Statements of Income
       Years Ended October 31, 1997, 1996 and 1995..............................     19

    Consolidated Statements of Stockholders' Equity
       Years Ended October 31, 1997, 1996 and 1995..............................     20

    Consolidated Statements of Cash Flows
       Years Ended October 31, 1997, 1996 and 1995..............................     21

    Notes to Consolidated Financial Statements..................................     22

                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders of
Quiksilver, Inc.:

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quiksilver, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.







DELOITTE & TOUCHE LLP

December 19, 1997
Costa Mesa, California

                                QUIKSILVER, INC.

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1997 AND 1996


                                                                                1997               1996
                                                                           -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................      $   4,103,000       $   3,429,000
   Trade accounts receivable, less allowance for doubtful accounts of
     $2,725,000 (1997) and $2,873,000 (1996) - Note 3 ...............         54,668,000          44,554,000
   Other receivables ................................................          1,773,000           2,182,000
   Inventories - Note 4 .............................................         48,372,000          35,668,000
   Deferred income taxes - Note 11 ..................................          1,782,000           1,104,000
   Prepaid expenses and other current assets ........................          1,059,000             923,000
                                                                           -------------       -------------
         Total current assets .......................................        111,757,000          87,860,000

Fixed assets, net - Notes 5 and 6 ...................................         16,436,000           9,655,000
Trademark, less accumulated amortization of
   $1,646,000 (1997) and $1,486,000 (1996) - Note 10 ................          1,778,000           1,532,000
Goodwill, less accumulated amortization of
   $3,807,000 (1997) and $3,103,000 (1996) - Note 2 .................         18,141,000          15,005,000
Deferred income taxes - Note 11 .....................................            569,000             732,000
Other assets ........................................................            969,000             796,000
                                                                           -------------       -------------
         Total assets ...............................................      $ 149,650,000       $ 115,580,000
                                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit - Note 6 .........................................      $  18,671,000       $   8,211,000
   Accounts payable .................................................         13,079,000          12,823,000
   Accrued liabilities - Note 7 .....................................         10,725,000          10,212,000
   Current portion of long term debt - Note 6 .......................          1,474,000             240,000
   Income taxes payable - Note 11 ...................................            515,000             727,000
                                                                           -------------       -------------
         Total current liabilities ..................................         44,464,000          32,213,000
Long term debt - Note 6 .............................................         10,178,000           2,640,000
                                                                           -------------       -------------
         Total liabilities ..........................................         54,642,000          34,853,000
                                                                           -------------       -------------

Commitments and contingencies - Note 8

Stockholders' equity - Note 9:
   Preferred stock, $.01 par value, authorized shares -
      5,000,000; issued and outstanding shares - none ...............                 --                  --
   Common stock, $.01 par value, authorized shares -
      30,000,000; issued and outstanding shares -
      7,139,470 (1997) and 6,965,346 (1996) .........................             71,000              70,000
   Additional paid-in capital .......................................         22,657,000          18,971,000
   Retained earnings ................................................         77,043,000          64,399,000
   Treasury stock, 130,000 shares ...................................         (3,054,000)         (3,054,000)
   Cumulative foreign currency translation adjustment ...............         (1,709,000)            341,000
                                                                           -------------       -------------
         Total stockholders' equity .................................         95,008,000          80,727,000
                                                                           -------------       -------------
         Total liabilities and stockholders' equity .................      $ 149,650,000       $ 115,580,000
                                                                           =============       =============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


                                                         1997                1996               1995
                                                    -------------       -------------       -------------
Net sales ....................................      $ 231,783,000       $ 193,474,000       $ 172,787,000
Cost of goods sold ...........................        141,487,000         117,380,000         106,741,000
                                                    -------------       -------------       -------------
   Gross profit ..............................         90,296,000          76,094,000          66,046,000
                                                    -------------       -------------       -------------
Operating expenses:
   Selling, general and administrative expense         65,424,000          54,379,000          46,810,000
   Royalty income ............................         (1,379,000)         (1,095,000)         (1,053,000)
   Royalty expense ...........................          2,872,000           2,540,000           2,153,000
                                                    -------------       -------------       -------------
      Total operating expenses ...............         66,917,000          55,824,000          47,910,000
                                                    -------------       -------------       -------------
Operating income .............................         23,379,000          20,270,000          18,136,000
Interest expense .............................          1,818,000             785,000           1,139,000
Foreign currency loss (gain) .................             80,000             (53,000)             13,000
Other expense ................................            198,000             259,000             148,000
                                                    -------------       -------------       -------------
Income before provision for income taxes .....         21,283,000          19,279,000          16,836,000
Provision for income taxes - Note 11 .........          8,639,000           7,619,000           6,824,000
                                                    -------------       -------------       -------------
Net income ...................................      $  12,644,000       $  11,660,000       $  10,012,000
                                                    =============       =============       =============

Net income per share .........................      $        1.80       $        1.62       $        1.45
                                                    =============       =============       =============
Weighted average common shares and equivalents
   outstanding - Note 1 ......................          7,037,000           7,209,000           6,882,000
                                                    =============       =============       =============



                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


                                                                                                   Cumulative
                                     Common Stock        Additional                            Foreign Currency     Total
                               -----------------------     Paid-in      Retained      Treasury     Translation    Stockholders'
                                 Shares      Amount        Capital      Earnings        Stock       Adjustment       Equity
                               ---------  ------------  ------------  ------------  ------------   ------------   ------------
Balance, November 1, 1994      6,521,422  $     65,000  $ 11,551,000  $ 42,727,000     $      --   $    595,000   $ 54,938,000
  Exercise of stock
    options ..............       254,183         3,000     2,593,000            --            --             --      2,596,000
  Tax benefit from
    exercise of stock
    options ..............            --            --       974,000            --            --             --        974,000
  Foreign currency
    translation adjustment            --            --            --            --            --        418,000        418,000
  Net income .............            --            --            --    10,012,000            --             --     10,012,000
                               ---------  ------------  ------------  ------------  ------------   ------------   ------------
Balance, October 31, 1995      6,775,605        68,000    15,118,000    52,739,000            --      1,013,000     68,938,000
  Exercise of stock
    options ..............       189,741         2,000     2,733,000            --            --             --      2,735,000
  Tax benefit from
    exercise of stock
    options ..............            --            --     1,120,000            --            --             --      1,120,000
  Repurchase of common
    stock ................            --            --            --            --    (3,054,000)            --     (3,054,000)
  Foreign currency
    translation adjustment            --            --            --            --            --       (672,000)      (672,000)
  Net income .............            --            --            --    11,660,000            --             --     11,660,000
                               ---------  ------------  ------------  ------------  ------------   ------------   ------------
Balance, October 31, 1996      6,965,346        70,000    18,971,000    64,399,000    (3,054,000)       341,000     80,727,000
  Exercise of stock
    options ..............       174,124         1,000     2,817,000            --            --             --      2,818,000
  Tax benefit from
    exercise of stock
    options ..............            --            --       869,000            --            --             --        869,000
  Foreign currency
    translation adjustment            --            --            --            --            --     (2,050,000)    (2,050,000)
  Net income .............            --            --            --    12,644,000            --             --     12,644,000
                               ---------  ------------  ------------  ------------  ------------   ------------   ------------
Balance, October 31, 1997      7,139,470  $     71,000  $ 22,657,000  $ 77,043,000  $ (3,054,000)  $ (1,709,000)  $ 95,008,000
                               =========  ============  ============  ============  ============   ============   ============



                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


                                                                             1997             1996             1995
                                                                         ------------     ------------     ------------
Cash flows from operating activities:
   Net income .......................................................    $ 12,644,000     $ 11,660,000     $ 10,012,000
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization ..............................       3,715,000        2,697,000        2,314,000
         Provision for doubtful accounts ............................       3,261,000        2,196,000          923,000
         Loss on sale of fixed assets ...............................         189,000           49,000           99,000
         Deferred income taxes ......................................        (515,000)         (87,000)        (380,000)
         Changes in operating assets and liabilities, net of
           effects from purchase of Mervin Manufacturing, Inc.:
               Trade accounts receivable ............................     (15,080,000)      (8,953,000)      (9,257,000)
               Other receivables ....................................         284,000         (747,000)          77,000
               Inventories ..........................................     (11,699,000)      (7,552,000)      (6,746,000)
               Prepaid expenses and other current assets ............         120,000          203,000         (234,000)
               Other assets .........................................              --         (454,000)        (152,000)
               Accounts payable .....................................        (852,000)       3,768,000        4,100,000
               Accrued liabilities ..................................          97,000        1,434,000        3,810,000
               Income taxes payable .................................         811,000        1,297,000         (860,000)
                                                                         ------------     ------------     ------------
                  Net cash (used in) provided by operating activities      (7,025,000)       5,511,000        3,706,000
                                                                         ------------     ------------     ------------
Cash flows from investing activities:
   Proceeds from sales of fixed assets ..............................          82,000           75,000           35,000
   Capital expenditures .............................................     (10,312,000)      (4,895,000)      (2,598,000)
   Acquisition of Mervin Manufacturing, Inc. ........................      (1,900,000)              --               --
                                                                         ------------     ------------     ------------
                  Net cash used in investing activities .............     (12,130,000)      (4,820,000)      (2,563,000)
                                                                         ------------     ------------     ------------

Cash flows from financing activities:
   Borrowings on lines of credit ....................................      41,928,000       24,365,000       36,699,000
   Payments on lines of credit ......................................     (33,884,000)     (24,145,000)     (38,925,000)
   Borrowings on long-term debt .....................................       9,908,000               --          992,000
   Payments on long-term debt .......................................        (783,000)        (512,000)        (144,000)
   Proceeds from stock option exercises .............................       2,818,000        2,735,000        2,596,000
   Purchase of treasury stock .......................................              --       (3,054,000)              --
                                                                         ------------     ------------     ------------
                  Net cash provided by (used in) financing activities      19,987,000         (611,000)
                                                                                                              1,218,000
Effect of exchange rate changes on cash .............................        (158,000)        (112,000)         418,000
                                                                         ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents ................         674,000          (32,000)       2,779,000
Cash and cash equivalents, beginning of year ........................       3,429,000        3,461,000          682,000
                                                                         ------------     ------------     ------------
Cash and cash equivalents, end of year ..............................    $  4,103,000     $  3,429,000     $  3,461,000
                                                                         ============     ============     ============

Supplementary cash flow information: Cash paid during the year for:
      Interest ......................................................    $  1,712,000     $    781,000     $  1,556,000
                                                                         ============     ============     ============
      Income taxes ..................................................    $  8,691,000     $  6,668,000     $  7,096,000
                                                                         ============     ============     ============
   Non-cash financing activity --
      Bank debt assumed in acquisition (Note 2) .....................    $  2,682,000     $         --     $         --
                                                                         ============     ============     ============



                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Company Business
The Company designs, arranges for the manufacture of, and distributes casual sportswear, swimwear, activewear and snowboardwear primarily for young men, boys and young women under the "Quiksilver", "Quiksilver Roxy", "Raisins", "Radio Fiji", "Leilani", and "Que" labels, and manufactures snowboards, snowboard boots and bindings under the Lib Tech, Gnu, Arcane and Bent Metal labels. The Company distributes its products in surf shops, snowboard shops, specialty stores and selected department stores in the United States, Europe and Japan. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

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

The Company competes in markets that are competitive. The Company's ability to evaluate and respond to changing consumer demands and tasks is critical to its success. The Company believes that consumer acceptance depends on product, image, design, fit and quality, and, consequently, has developed an experienced team of designers, artists, merchandisers, pattern makers, and cutting and sewing contractors that the Company believes has helped the Company remain in the forefront of design in the areas in which it competes. The Company believes, however, that its continued success will depend on its ability to promote its image and to design products acceptable to the marketplace.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and QS Retail, Inc. ("Quiksilver"), Na Pali, S.A. ("Quiksilver Europe"), The Raisin Company, Inc. ("Raisins"), ATI Apparel Trade International ("ATI") and Mervin Manufacturing, Inc. ("Mervin"), its wholly-owned subsidiaries (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

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

Goodwill
Goodwill arose primarily from the acquisitions of Quiksilver Europe, Raisins and ATI, and Mervin and is being amortized on a straight-line basis over 30 years. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows from each acquisition.

Revenue Recognition
Sales are recognized when merchandise is shipped to a customer.

Stock Based Compensation
In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company adopted the pro forma disclosure requirements of SFAS No. 123, which requires presentation of the pro forma effect of the fair value based method on net income and net income per share in the financial statement footnotes. (See Note 9 -- Stockholders' Equity.)

Income Taxes
The Company accounts for income taxes using the asset and liability approach as promulgated by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company's management, it is more likely than not that such assets will not be realized.

Net Income Per Share
Net income per share for the years ended October 31, 1997, 1996 and 1995 was computed based on the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming the exercise of all outstanding options, computed using the treasury stock method.

Foreign Currency and Derivatives
The Company's primary functional currency is the U.S. dollar, while the functional currency of Quiksilver Europe is the French Franc. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses on foreign currency transactions are recognized as incurred.

The Company's European subsidiary enters into foreign currency contracts in managing its foreign exchange risk on foreign currency transactions and does not use the contracts for trading purposes. The Company's goal is to protect the Company from the risk that the eventual French Franc net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Firmly committed transactions are hedged with forward exchange contracts. Gains and losses related to hedges of firmly committed transactions are deferred and recognized when the hedged transaction occurs.

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

Fair Value of Financial Instruments
The carrying value of the Company's trade accounts receivable and accounts payable approximates their fair value due to their short-term nature. The carrying value of the Company's lines of credit and long term debt approximates its fair value as these borrowings include a series of short-term notes at floating interest rates.

New Accounting Pronouncements
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". The Company must adopt SFAS No. 128 beginning with the first quarter of fiscal 1998. After adoption, the Company's financial statements will include net income per share assuming no dilution from outstanding options, and net income per share assuming dilution. Prior period net income per share data will be restated for consistency. The impact of SFAS No. 128 will not be material to the Company's reported results of operations.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 and SFAS No. 131 must be adopted by the Company beginning with fiscal 1999 and will result in an additional statement that reports comprehensive income and expanded disclosure regarding the Company's operations on a segmented basis.

NOTE 2 -- ACQUISITION

Effective July 1, 1997, the Company acquired the operations of Mervin, the maker of two snowboard labels, Lib Tech and Gnu, and Bent Metal bindings. The initial purchase price was $4,582,000, which includes a cash payment of $1,750,000, assumed bank debt of $2,682,000 and transaction costs of $150,000. Under the terms of the purchase agreement, additional consideration aggregating $2,600,000 will be paid if Mervin achieves certain earnings goals in the four months ended October 31, 1997 and in each of the three years through fiscal 2000. Mervin achieved its goal for the four months ended October 31, 1997, which resulted in a payment of $500,000 in January 1998 and an adjustment to goodwill of $500,000 at October 31, 1997. The pro forma results of operations computed as if Mervin had been acquired as of November 1, 1995 would not be materially different from actual reported results of operations. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill at October 31, 1997 of $3,844,000, which is being amortized over 30 years.

NOTE 3 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts includes the following:

                                                              YEARS ENDED OCTOBER 31,
                                                      ---------------------------------------
                                                         1997          1996           1995
                                                      ----------    -----------   -----------
        Balance, beginning of year................    $2,873,000    $ 2,717,000   $ 2,202,000
           Provision for doubtful accounts........     3,261,000      2,196,000       923,000
           Deductions.............................    (3,409,000)    (2,040,000)     (408,000)
                                                      ----------    -----------   -----------
        Balance, end of year......................    $2,725,000    $ 2,873,000   $ 2,717,000
                                                      ==========    ===========   ===========


NOTE 4 -- INVENTORIES

Inventories consist of the following:

                                                                    OCTOBER 31,
                                                            ---------------------------
                                                                 1997          1996
                                                            ------------   ------------
        Raw materials...................................    $ 16,754,000   $ 11,686,000
        Work in process.................................       5,693,000      3,673,000
        Finished goods..................................      25,925,000     20,309,000
                                                            ------------   ------------
                                                            $ 48,372,000   $ 35,668,000
                                                            ============   ============

NOTE 5 -- FIXED ASSETS

Fixed assets consist of the following:

                                                                    OCTOBER 31,
                                                            ---------------------------
                                                                1997           1996
                                                            ------------   ------------
        Furniture and equipment.........................    $ 18,449,000   $ 11,081,000
        Leasehold improvements..........................       3,560,000      3,649,000
        Land and buildings..............................       4,460,000      2,952,000
                                                            ------------   ------------
                                                              26,469,000     17,682,000
        Accumulated depreciation and amortization.......     (10,033,000)    (8,027,000)
                                                            ------------   ------------
                                                            $ 16,436,000   $  9,655,000
                                                            ============   ============

NOTE 6 -- LINES OF CREDIT AND LONG TERM DEBT

Effective July 1, 1997, the Company's revolving line of credit with a U.S. bank was amended and restated (the "Agreement"). The Agreement provides for (I) a revolving line of credit of up to $38,000,000, including a $17,000,000 sublimit for letters of credit and (II) a $7,000,000 seven-year term loan. The line of credit bears interest at 0.5% below the bank's reference rate (8.00% at October 31, 1997) or at 1.50% above LIBOR for borrowings committed to be outstanding for 30 days or longer. The line of credit expires May 3, 1999. Quiksilver had $18,671,000 of cash borrowings outstanding on this line of credit at October 31, 1997. The $6,750,000 balance outstanding under the term loan is repayable monthly through July 1, 2004, and bears interest generally at 1.5% above LIBOR.

The line of credit agreement contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, dividend restrictions and debt-to-tangible net worth requirements. At October 31, 1997, the Company was in compliance with such covenants.

Quiksilver Europe also has available lines of credit, both secured and unsecured, with banks that provide for aggregate financing of approximately $7,000,000 in addition to approximately $9,800,000 available for the issuance of letters of credit. At October 31, 1997, these lines of credit bore interest at rates ranging from 4.21% to 4.31%, and no cash borrowings were outstanding. The lines of credit expire on various dates through January 1998. The Company believes that these lines of credit will be renewed with substantially similar terms. Quiksilver Europe has $4,902,000 of long term debt that is collateralized by land and buildings, bears interest at rates ranging from 4.2% to 8.3%, requires monthly principal and interest payments and is due at various dates through 2007.

Principal payments on long term debt are due approximately as follows:

               1998.....................................    $ 1,474,000
               1999.....................................      1,767,000
               2000.....................................      1,743,000
               2001.....................................      1,642,000
               2002.....................................      1,768,000
               Thereafter...............................      3,258,000
                                                            -----------
                                                            $11,652,000
                                                            ===========

NOTE 7 -- ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                    OCTOBER 31,
                                                            ---------------------------
                                                                1997           1996
                                                            ------------   ------------
        Accrued employee compensation and benefits......    $  5,074,000   $  4,502,000
        Accrued sales and payroll taxes.................       2,332,000      2,164,000
        Other liabilities...............................       3,319,000      3,546,000
                                                            ------------   ------------
                                                            $ 10,725,000   $ 10,212,000
                                                            ============   ============

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 1997:

               1998.....................................    $ 1,495,000
               1999.....................................      1,732,000
               2000.....................................      1,581,000
               2001.....................................      1,479,000
               2002.....................................      1,485,000
               Thereafter...............................      5,614,000
                                                            -----------
                                                            $13,386,000
                                                            ===========

Total rent expense was $1,312,000, $1,179,000 and $1,062,000 during the years ended October 31, 1997, 1996 and 1995, respectively.

Litigation
Legal claims against the Company consist primarily of matters incidental to the Company's business. In the opinion of management, the outcome of these claims will not materially affect the Company's consolidated financial position or results of operations.


NOTE 9 -- STOCKHOLDERS' EQUITY

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

Changes in shares under option for the years ended October 31, 1997, 1996 and 1995 are summarized as follows:

                                                             YEARS ENDED OCTOBER 31,
                                      -------------------------------------------------------------------------
                                                1997                    1996                      1995
                                      -----------------------  -----------------------   ----------------------
                                                     WEIGHTED                 WEIGHTED                 WEIGHTED
                                                     AVERAGE                  AVERAGE                  AVERAGE
                                        SHARES        PRICE      SHARES        PRICE      SHARES        PRICE
                                      ---------     ---------  ---------     ---------   --------     ---------
Outstanding, beginning of year ..     1,146,973     $   20.57    625,883     $   14.15    567,900     $    9.98
  Granted .......................       245,766         28.71    741,000         24.42    341,000         18.86
  Exercised .....................      (174,124)        16.20   (189,741)        14.41   (254,183)        10.21
  Canceled ......................      (110,000)        25.61    (30,169)        19.35    (28,834)        11.03
                                      ---------     ---------  ---------     ---------   --------     ---------
Outstanding, end of year ........     1,108,615     $   22.42  1,146,973     $   20.57    625,883     $   14.15
                                      =========     =========  =========     =========   ========     =========

Options exercisable, end of year        392,221     $   17.46    244,454     $   11.65    162,549     $    8.63
                                      =========     =========  =========     =========   ========     =========
Weighted average fair value of
  options granted during the year                   $   13.13                $   13.56                $    7.79
                                                    =========                =========                =========

Outstanding stock options at October 31, 1997 consist of the following:

                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                  -------------------------------          -------------------
                                             WEIGHTED
            RANGE OF                          AVERAGE    WEIGHTED                     WEIGHTED
            EXERCISE                         REMAINING    AVERAGE                      AVERAGE
             PRICES               SHARES       LIFE        PRICE           SHARES       PRICE
            --------              ------     ---------   --------          ------     --------
                                              (YEARS)
        $ 5.00  - $15.25           150,900      5.4      $  9.20          150,900      $ 9.20
         17.63  -  24.00           678,031      8.3        21.71          198,461       21.18
         26.25  -  34.75           279,684      8.7        31.53           42,860       29.33
                                ----------                               --------
          5.00  -  34.75         1,108,615      8.0      $ 22.42          392,221      $17.46
                                ==========               =======         ========      ======


The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 1997, 1996 and 1995 assuming risk-free interest rates of 6.5%, 6.5% and 6.0%, respectively, volatility of 41.9%, 56.7% and 35.4%, respectively, zero dividend yield, and expected lives of five years for all periods. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized related to stock options. If compensation expense was determined based on the fair value method beginning with grants in the year ended October 31, 1996, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                      YEARS ENDED OCTOBER 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
        Actual net income .................      $ 12,644,000      $ 11,660,000
        Pro forma net income ..............        10,503,000        10,932,000

        Actual net income per share .......      $       1.80      $       1.62
        Pro forma net income per share ....              1.54              1.56

The impact of outstanding nonvested stock options granted prior to the year ended October 31, 1996 has been excluded from the pro forma calculation. Accordingly, the pro forma adjustments for the years ended October 31, 1997 and 1996 are not indicative of future period pro forma adjustments.

As of October 31, 1997, there were 120,667 shares of common stock under the Stock Option Plans that were available for future grant.

During the year ended October 31, 1996, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of October 31, 1996, 130,000 shares had been repurchased at a cost of $3,054,000. Such repurchased shares are reflected as Treasury Stock in the Company's Consolidated Balance Sheet.


NOTE 10 -- ROYALTY, TRADEMARK AND ADVERTISING

The Company and Quiksilver International entered into an agreement in January 1996 that requires, among other things, the Company to pay a fee of $325,000 per year for advertising and promotion. The agreement expires in January 2006, and the promotional fee is adjusted annually based on annual sales volume of Quiksilver.

Quiksilver Europe has a European trademark license and manufacturing agreement (the European "Trademark Agreement") with Quiksilver International. The Trademark Agreement provides that Quiksilver Europe can sell products under the "Quiksilver" trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily western Europe). In consideration of the rights granted under the new agreement, Quiksilver Europe pays to Quiksilver International a royalty on a monthly basis as follows:

        (a) For any year where Quiksilver Europe's net sales total 150,000,000 French francs (approximately $25,000,000 at October 31, 1997) or less, the total royalty is 4% of net sales for that year, up to a maximum royalty of 4,500,000 French francs (approximately $750,000 at October 31, 1997) and;

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


NOTE 11 -- INCOME TAXES

A summary of the provision for income taxes is as follows:

                                                    YEARS ENDED OCTOBER 31,
                                        -----------------------------------------------
                                            1997              1996              1995
                                        -----------       -----------       -----------
        Current:
           Federal ...............      $ 4,260,000       $ 3,539,000       $ 4,066,000
           State .................        1,091,000         1,014,000         1,169,000
           Foreign ...............        3,803,000         3,153,000         1,969,000
                                        -----------       -----------       -----------
                                          9,154,000         7,706,000         7,204,000
                                        -----------       -----------       -----------
        Deferred:
           Federal ...............         (157,000)          (74,000)         (320,000)
           State .................           31,000           (13,000)          (60,000)
           Foreign ...............         (389,000)               --                --
                                        -----------       -----------       -----------
                                           (515,000)          (87,000)         (380,000)
                                        -----------       -----------       -----------
        Provision for income taxes      $ 8,639,000       $ 7,619,000       $ 6,824,000
                                        ===========       ===========       ===========

A reconciliation of the effective income tax rate to a computed "expected" statutory federal income tax rate is as follows:

                                                              YEARS ENDED OCTOBER 31,
                                                            ---------------------------
                                                            1997        1996       1995
                                                            ----        ----       ----
        Computed "expected" statutory federal income
           tax rate ................................        35.0%       35.0%      35.0%
        State income taxes, net of federal income
           tax benefit .............................         3.4         3.4        4.3
        Foreign income tax rate differential .......         2.0        --         --
        Nondeductible goodwill amortization ........         0.7         0.8        0.9
        Other ......................................        (0.5)        0.3        0.3
                                                            ----        ----       ----
        Effective income tax rate ..................        40.6%       39.5%      40.5%
                                                            ====        ====       ====

The components of net deferred income taxes are as follows:

                                                                          OCTOBER 31,
                                                                -----------------------------
                                                                    1997              1996
                                                                -----------       -----------
                Deferred income tax assets:
                   Allowance for doubtful accounts .......      $   871,000       $   751,000
                   Trademark amortization ................          694,000           644,000
                   Depreciation ..........................               --           236,000
                   State taxes ...........................          289,000           227,000
                   Nondeductible accruals and other ......          843,000           160,000
                                                                -----------       -----------
                                                                  2,697,000         2,018,000
                                                                -----------       -----------
                Deferred income tax liabilities:
                   Goodwill amortization .................         (209,000)         (148,000)
                   Depreciation ..........................          (99,000)               --
                   Other .................................          (38,000)          (34,000)
                                                                -----------       -----------
                                                                   (346,000)         (182,000)
                                                                -----------       -----------
                Net deferred income taxes ................      $ 2,351,000       $ 1,836,000
                                                                ===========       ===========

The tax benefit from the exercise of certain stock options are reflected as additions to paid-in capital.


NOTE 12 -- RETIREMENT PLAN

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the "Plan"). The Plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company which are approved by the Company's Board of Directors. The Company made contributions of $120,000, $115,000 and $33,000 to the Plan for the years ended October 31, 1997, 1996 and 1995, respectively.


NOTE 13 -- DOMESTIC AND EUROPEAN OPERATIONS

A summary of domestic and European operations is as follows:

                                                               YEARS ENDED OCTOBER 31,
                                                  ------------------------------------------------
                                                      1997              1996              1995
                                                  ------------      ------------      ------------
        Net sales to unaffiliated customers:
           Domestic ........................      $150,628,000      $121,932,000      $114,935,000
           Europe ..........................        81,155,000        71,542,000        57,852,000
                                                  ------------      ------------      ------------

              Consolidated .................      $231,783,000      $193,474,000      $172,787,000
                                                  ============      ============      ============

        Operating income:
           Domestic ........................      $ 14,137,000      $ 10,629,000      $ 11,628,000
           Europe ..........................         9,242,000         9,641,000         6,508,000
                                                  ------------      ------------      ------------
              Consolidated .................      $ 23,379,000      $ 20,270,000      $ 18,136,000
                                                  ============      ============      ============

        Identifiable assets:
           Domestic ........................      $106,956,000      $ 81,028,000      $ 71,147,000
           Europe ..........................        42,694,000        34,552,000        28,021,000
                                                  ------------      ------------      ------------
              Consolidated .................      $149,650,000      $115,580,000      $ 99,168,000
                                                  ============      ============      ============

(1) Operating income is net sales less cost of goods sold and operating expenses.

(2) Identifiable assets are those assets of the Company that are located in, or relate to operations in, each geographic area.


NOTE 14 -- FINANCIAL INSTRUMENTS

A summary of forward exchange contracts is as follows:

                                   OCTOBER 31, 1997                       OCTOBER 31, 1996
                         -----------------------------------    -----------------------------------
                         U.S. DOLLAR                FAIR        U.S. DOLLAR                FAIR
                         EQUIVALENT   MATURITY      VALUE       EQUIVALENT   MATURITY      VALUE
                         -----------  --------   -----------    -----------  --------   -----------
 German Marks..........  $   496,000  Dec. 1997  $   499,000   $  2,830,000  July 1997  $ 2,859,000
 German Marks..........    1,758,000  July 1998    1,777,000             --         --           --
 British Pounds........      725,000  Dec. 1997      633,000        520,000  Dec. 1996      470,000
 British Pounds........    2,533,000  July 1998    2,390,000      2,180,000  July 1997    2,180,000
 Portuguese Escudos....           --         --           --        840,000  Dec. 1996      816,000
 Portuguese Escudos....           --         --           --      1,650,000  July 1997    1,650,000
 Spanish Pesetas.......      580,000  Dec. 1997      586,000             --         --           --
 Spanish Pesetas.......      953,000  July 1998      964,000             --         --           --
 Italian Lira..........      671,000  July 1998      663,000             --         --           --
 Netherland Guilders...      182,000  Dec. 1997      184,000      1,090,000  July 1997    1,089,000
 Netherland Guilders...      727,000  July 1998      734,000             --        --            --
 U.S. Dollars..........    8,128,000 March 1998    7,994,000      3,960,000  March 1997   3,999,000
                         -----------             -----------    -----------             -----------
                         $16,753,000             $16,424,000    $13,070,000             $13,063,000
                         ===========             ===========    ===========             ===========

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


NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial data (unaudited) is as follows:

                                             QUARTER          QUARTER         QUARTER          QUARTER
                                              ENDED            ENDED           ENDED            ENDED
                                           JANUARY 31        APRIL 30         JULY 31        OCTOBER 31
                                          -----------      -----------      -----------      -----------
        Year ended October 31, 1997
           Net sales ...............      $45,944,000      $60,781,000      $58,541,000      $66,517,000
           Gross profit ............       17,608,000       24,161,000       22,109,000       26,418,000
           Net income ..............        1,749,000        4,750,000        2,972,000        3,173,000
           Net income per share ....             0.25             0.68             0.42             0.44
           Trade accounts receivable       44,151,000       55,168,000       51,151,000       54,668,000
           Inventories .............       42,673,000       36,891,000       46,841,000       48,372,000

        Year ended October 31, 1996
           Net Sales ...............      $40,487,000      $54,505,000      $49,008,000      $49,474,000
           Gross Profit ............       15,595,000       22,013,000       18,171,000       20,315,000
           Net Income ..............        2,125,000        4,419,000        2,539,000        2,577,000
           Net Income per share ....             0.30             0.61             0.35             0.36
           Trade accounts receivable       38,325,000       48,449,000       46,113,000       44,554,000
           Inventories .............       32,862,000       29,128,000       34,641,000       35,668,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 28, 1998


QUIKSILVER, INC.
(REGISTRANT)



        By: /s/ Robert B. McKnight, Jr.        By: /s/ Steven L. Brink
           ------------------------------         ------------------------------
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

         SIGNATURES                          TITLE                           DATE SIGNED
         ----------                          -----                           -----------


/s/ Robert B. McKnight, Jr.         Chairman of the Board and              January 28, 1998
------------------------------      Chief Executive Officer
Robert B. McKnight, Jr.             (Principal Executive Officer)


/s/ Steven L. Brink                 Vice President,  Secretary,            January 28, 1998
------------------------------      Treasurer and Chief Financial Officer
Steven L. Brink                     (Principal Accounting Officer)


/s/ William M. Barnum, Jr.          Director                               January 27, 1998
------------------------------
William M. Barnum, Jr.


/s/ Charles E. Crowe                Director                               January 26, 1998
------------------------------
Charles E. Crowe


/s/ Michael H, Gray                 Director                               January 27, 1998
------------------------------
Michael H. Gray


/s/ Harry Hodge                     Director                               January 28, 1998
------------------------------
Harry Hodge


/s/ Robert G. Kirby                 Director                               January 28, 1998
------------------------------
Robert G. Kirby


/s/ Tom Roach                       Director                               January 27, 1998
------------------------------
Tom Roach

EXHIBIT INDEX



EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
 3.1    Certificate of Incorporation as presently in effect (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K
        for the fiscal year ended October 31, 1996).

 3.2 Bylaws as presently in effect (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        October 31, 1990).

10.1    Standard Industrial Lease--Net dated May 22, 1990 between Fountain
        Valley Associates, a California limited partnership and Registrant
        (incorporated by reference to Exhibit 10.2 of the Registrant's Annual
        Report on Form 10-K for the fiscal year ended October 31, 1990).

10.2    Standard Industrial Lease--Net dated June 1, 1987 between Griswold
        Industries and Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
        October 31, 1987).

10.3 Amended and Restated Loan Agreement between Union Bank and Registrant dated April 30, 1996 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the three months ended
        July 31, 1996).

10.4    First, Second and Third Amendments to Amended and Restated Loan
        Agreement between Union Bank and Registrant dated September 5, 1996,
        October 22, 1996, and November 1996, respectively (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996).

10.5    Fourth Amendment to Loan Agreement dated as of April 1, 1997
        (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
        Report on Form 10-Q for the three months ended April 30, 1997).

10.6    Amended and Restated Loan Agreement dated as of July 1, 1997
        (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
        Report on Form 10-Q for the three months ended July 31, 1997).

10.7    Form of Indemnity Agreement between the Registrant and individual
        Directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

10.8 Quiksilver, Inc. Stock Option Plan dated March 24, 1995 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form
        10-Q for the quarter ended April 30, 1995). (1)

10.9    Quiksilver, Inc. 1995 Nonemployee Directors' Stock Option Plan dated
        March 24, 1995 (incorporated by reference to Exhibit 10.2 of the
        Registrant's Quarterly Report on Form 10-Q for the three months ended
        April 30, 1996). (1)

10.10   Quiksilver, Inc. 1996 Stock Option Plan dated January 26, 1996
        (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
        Report on Form 10-Q for the three months ended April 30, 1996. (1)

10.11 Trademark License and Manufacturing Agreement dated January 26, 1993 between Quiksilver Garments Pty Ltd. and Na Pali, S.A. (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form
        10-K for the fiscal year ended October 31, 1992).

10.12 Employment Agreement between Robert B. McKnight, Jr. and Registrant dated April 1, 1996 (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
        October 31, 1996). (1)

10.13   Employment Agreement between Harry Hodge and Registrant dated April 1,
        1996 (incorporated by reference to Exhibit 10.11 of the Registrant's
        Annual Report on Form 10-K for the fiscal year ended October 31, 1996).
        (1)

10.14   Employment Agreement between Steven L. Brink and Registrant dated
        October 24, 1996 (incorporated by reference to Exhibit 10.12 of the
        Registrant's Annual Report on Form 10-K for the fiscal year ended
        October 31, 1996). (1)

21.1    Names and Jurisdictions of Subsidiaries.

23.1    Independent Auditors' Consent.

27.1    Financial Data Schedule.









(1)   Management contract or compensatory plan.