Form 10-Q
period 1998-01-31
QUIKSILVER INC
filed 1998-03-13
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                                March 2, 1998 was
                                   7,009,470.

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          -------

Item 1. Financial Statements:

    Condensed Consolidated Balance Sheets
        January 31, 1998 and October 31, 1997...........................     2

    Condensed Consolidated Statements of Income
        Three Months Ended January 31, 1998 and 1997....................     3

    Condensed Consolidated Statements of Cash Flows
        Three Months Ended January 31, 1998 and 1997....................     4

    Notes to Condensed Consolidated Financial Statements................     5

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations..................................     6


Part II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K................................     9


SIGNATURE...............................................................    10
---------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   JANUARY 31,           OCTOBER 31,
                                                                       1998                 1997
                                                                  -------------         -------------

                                     ASSETS
Current assets:
   Cash and cash equivalents .............................        $     535,000         $   4,103,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $2,544,000 (1998)
      and $2,725,000 (1997) ..............................           51,902,000            54,668,000
    Other receivables ....................................            2,967,000             1,773,000
    Inventories - Note 2 .................................           61,288,000            48,372,000
    Prepaid expenses and other current assets ............            3,146,000             2,841,000
                                                                  -------------         -------------
         Total current assets ............................          119,838,000           111,757,000

Property and equipment, less accumulated depreciation
   and amortization of $10,834,000 (1998) and
   $10,033,000 (1997) ....................................           16,798,000            16,436,000
Trademark, less accumulated amortization of
   $1,695,000 (1998) and $1,646,000 (1997) ...............            1,728,000             1,778,000
Goodwill, less accumulated amortization of
   $3,980,000 (1998) and $3,807,000 (1997) ...............           17,960,000            18,141,000
Other assets .............................................            1,561,000             1,538,000
                                                                  -------------         -------------
         Total assets ....................................        $ 157,885,000         $ 149,650,000
                                                                  =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit .......................................        $  19,557,000         $  18,671,000
   Accounts payable ......................................           20,707,000            13,079,000
   Accrued liabilities ...................................           10,000,000            10,725,000
   Current portion of notes payable ......................            1,670,000             1,474,000
   Income taxes payable ..................................              703,000               515,000
                                                                  -------------         -------------
         Total current liabilities .......................           52,637,000            44,464,000

Notes payable ............................................            9,367,000            10,178,000
                                                                  -------------         -------------
         Total liabilities ...............................           62,004,000            54,642,000
                                                                  -------------         -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ......................................                 --                    --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares - 7,139,470 .................................               71,000                71,000
   Additional paid-in-capital ............................           22,657,000            22,657,000
   Retained earnings .....................................           79,158,000            77,043,000
   Treasury stock, 130,000 shares ........................           (3,054,000)           (3,054,000)
   Cumulative foreign currency translation adjustment ....           (2,951,000)           (1,709,000)
                                                                  -------------         -------------
         Total stockholders' equity ......................           95,881,000            95,008,000
                                                                  -------------         -------------
         Total liabilities and stockholders' equity ......        $ 157,885,000         $ 149,650,000
                                                                  =============         =============

           See notes to condensed consolidated financial statements.


                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JANUARY 31,
                                                          1998                 1997
                                                      ------------         ------------
Net sales ....................................        $ 55,251,000         $ 45,944,000
Cost of goods sold ...........................          33,323,000           28,336,000
                                                      ------------         ------------
   Gross profit ..............................          21,928,000           17,608,000
                                                      ------------         ------------
Operating expenses:
   Selling, general and administrative expense          17,395,000           13,970,000
   Royalty income ............................            (457,000)            (360,000)
   Royalty expense ...........................             774,000              629,000
                                                      ------------         ------------
      Total operating expenses ...............          17,712,000           14,239,000
                                                      ------------         ------------
Operating income .............................           4,216,000            3,369,000

Interest expense .............................             572,000              287,000
Foreign currency loss (gain) .................             (16,000)              72,000
Other expense ................................              73,000               53,000
                                                      ------------         ------------
Income before provision for income taxes .....           3,587,000            2,957,000

Provision for income taxes ...................           1,472,000            1,208,000
                                                      ------------         ------------

Net income ...................................        $  2,115,000         $  1,749,000
                                                      ============         ============

Basic net income per share ...................        $       0.30         $       0.25
                                                      ============         ============

Diluted net income per share .................        $       0.30         $       0.25
                                                      ============         ============

Weighted average shares outstanding ..........           7,009,000            6,990,000
                                                      ============         ============

Diluted weighted average shares outstanding ..           7,152,000            7,078,000
                                                      ============         ============

           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED JANUARY 31,
                                                                  1998               1997
                                                             ------------         ------------
Cash flows from operating activities:
   Net income .......................................        $  2,115,000         $  1,749,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization ..............           1,250,000              787,000
         Provision for doubtful accounts ............             536,000              217,000
         (Gain) loss on sale of fixed assets ........             (18,000)              72,000
         Changes in operating assets and liabilities:
            Trade accounts receivable ...............           1,125,000           (1,020,000)
            Other receivables .......................          (1,250,000)             410,000
            Inventories .............................         (13,634,000)          (7,803,000)
            Prepaid expenses and other current assets            (459,000)            (461,000)
            Other assets ............................              62,000             (269,000)
            Accounts payable ........................           8,245,000            1,197,000
            Accrued liabilities .....................             121,000           (1,090,000)
            Income taxes payable ....................             213,000              733,000
                                                             ------------         ------------
             Net cash used in operating activities..           (1,694,000)          (5,478,000)

Cash flows from investing activities:
   Proceeds from sales of fixed assets ..............              46,000                6,000
   Capital expenditures .............................          (1,940,000)          (1,496,000)
   Acquisition of Mervin Manufacturing, Inc. ........            (500,000)                --
                                                             ------------         ------------
             Net cash used in investing activities..           (2,394,000)          (1,490,000)

Cash flows from financing activities:
   Borrowings on lines of credit ....................          11,013,000            5,020,000
   Payments on lines of credit ......................          (9,906,000)          (1,508,000)
   Borrowings on long-term debt .....................             119,000              166,000
   Payments on long-term debt .......................            (562,000)            (100,000)
   Proceeds from stock option exercises .............                --                494,000
                                                             ------------         ------------
Net cash provided by financing activities ...........             664,000            4,072,000

Effect of exchange rate changes on cash .............            (144,000)             (55,000)
                                                             ------------         ------------
Net decrease in cash and cash equivalents ...........          (3,568,000)          (2,951,000)
Cash and cash equivalents, beginning of period ......           4,103,000            3,429,000
                                                             ------------         ------------
Cash and cash equivalents, end of period ............        $    535,000         $    478,000
                                                             ============         ============

Supplementary cash flow information -
  Cash paid during the period for:
      Interest ......................................        $    573,000         $    216,000
                                                             ============         ============
      Income taxes ..................................        $  1,215,000         $    714,000
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

        The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 1998 and 1997. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1997 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2. Inventories consist of the following:

                                                    JANUARY 31,      OCTOBER 31,
                                                      1998              1997
                                                  ------------      ------------
         Raw Materials........................    $ 18,465,000      $ 16,754,000
         Work-In-Process......................       8,035,000         5,693,000
         Finished Goods.......................      34,788,000        25,925,000
                                                  ------------      ------------
                                                  $ 61,288,000      $ 48,372,000
                                                  ============      ============

3. Net income per share - During the three months ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to report basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the effect of all dilutive common stock equivalents computed versus the treasury stock method. Prior period net income per share data was restated for consistency.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

Net sales for the three months ended January 31, 1998 increased 20.3% to $55,251,000 from $45,944,000 in the comparable period of the prior year. Domestic net sales for the three months ended January 31, 1998 increased 15.8% to $32,603,000 from $28,161,000 in the comparable period of the prior year, and European net sales increased 27.4% to $22,648,000 from $17,783,000 for those same periods. Domestic mens sales increased 5.6% to $20,903,000 from $19,803,000 in the comparable period of the prior year, while domestic womens sales increased 23.1% to $10,288,000 from $8,358,000. Mervin net sales totaled $1,412,000 for the current quarter. The domestic mens sales increase came from all divisions except private label. The domestic womens sales increase came from both the Quiksilver Roxy and Raisins divisions. In Europe, mens sales increased 23.7% to $21,410,000 from $17,302,000, while womens sales increased 157.4% to
$1,238,000 from $481,000.

The gross profit margin for the three months ended January 31, 1998 increased to 39.7% from 38.3% in the comparable period of the prior year. The domestic gross profit margin increased to 37.2% from 34.9% in the comparable period of the prior year, and the European gross profit margin decreased to 43.3% from 43.8% for those same periods. The increase in the domestic gross profit margin resulted primarily from a change in product mix and the impact of selling excess raw materials during the prior year's quarter at margins that were less than normal wholesale. In the current year's quarter, there were less sales of private label product, which sells at lower average profit margins, and higher sales of juniors product, which sells at higher average profit margins. In Europe, the gross profit margin decreased primarily from the residual effects of exchange rate fluctuations that resulted in higher product costs for the previous season that could not be fully passed on to customers.

Selling, general and administrative expense ("SG&A") for the three months ended January 31, 1998 increased 24.5% to $17,395,000 from $13,970,000 in the comparable period of the prior year. Domestic SG&A increased 23.5% to $10,259,000 from $8,309,000 in the comparable period of the prior year, and European SG&A increased 26.1% to $7,136,000 from $5,661,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume, along with increased sales and marketing expenses. The increase in European SG&A was primarily due to higher personnel costs related to increased sales volume and increased sales and marketing expenses.

Net royalty expense for the three months ended January 31, 1998 increased 17.8% to $317,000 from $269,000 in the comparable period of the prior year. This decrease was due primarily to increased royalty expense related to European sales, which was partially offset by increased domestic royalty income from increased sales by licensees. The Company receives domestic royalty income from its Mexico, Japan, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and Quiksilver Europe pays royalties on European sales under a trademark agreement with Quiksilver International.

Interest expense for the three months ended January 31, 1998 increased 99.3% to $572,000 from $287,000 in the comparable period of the prior year. This increase was primarily due to higher outstanding balances on the Company's domestic line of credit. In addition to borrowings that provided working capital to support the Company's growth, funds were borrowed to acquire Mervin, to upgrade the Company's computer systems and to equip the Company's new warehouse facility in Huntington Beach, California.

The effective income tax rate for the three months ended January 31, 1998 which is based on current estimates of the annual effective income tax rate, increased somewhat to 41.0% from 40.9% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended January 31, 1998 increased 20.9% to $2,115,000 or $0.30 per share on a diluted basis from $1,749,000 or $0.25 per share on a diluted basis in the comparable period of the prior year. Basic net income per share also increased to $0.30 for the three months ended January 31, 1998 from $0.25 in the comparable period of the prior year.



FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the three months ended January 31, 1998 was $1,694,000 compared to net cash used in operating activities of $5,478,000 in the comparable period of the prior year. This $3,784,000 decrease in cash used in operating activities was primarily due to increased cash collections from the Company's domestic customers compared to the prior year along with an increase in net income plus non-cash expenses.

For the three months ended January 31, 1998, capital expenditures increased 29.7% to $1,940,000 from $1,496,000 in the comparable period of the prior year. This increase resulted primarily from increased spending on equipment for the Company's domestic distribution center, offset somewhat by decreased spending on computer systems both domestically and in Europe.

During the three months ended January 31, 1998, net cash provided by financing activities totaled $664,000 compared to $4,072,000 in the comparable period of the prior year. Borrowings were lower during the first quarter of fiscal 1998 primarily as a result of the decrease in cash used in operating activities as discussed above.

The net decrease in cash and cash equivalents for the three months ended January 31, 1998 was $3,568,000 compared to $2,951,000 in the comparable period of the prior year. Cash and cash equivalents decreased to $535,000 at January 31, 1998 from $4,103,000 at October 31, 1997, while working capital remained generally unchanged at January 31, 1998 compared to October 31, 1997. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable decreased to $51,902,000 at January 31, 1998 from $54,668,000 at October 31, 1997. Domestic accounts receivable decreased 11.0% to $32,843,000 at January 31, 1998 from $36,887,000 at October 31, 1997, and
European accounts receivable increased 7.2% to $19,059,000 from $17,781,000 for that same period. The domestic decrease occurred as receivables related to higher sales in the fourth quarter of fiscal 1997 were collected in the first quarter of fiscal 1998. European receivables increased primarily as a result of higher sales in the latter portion of the first quarter of fiscal 1998 in relation to the fourth quarter of fiscal 1997.

Consolidated inventories increased 26.7% to $61,288,000 at January 31, 1998 from $48,372,000 at October 31, 1997. Domestic inventories increased 21.6% to $47,113,000 from $38,758,000 at October 31, 1997, and European inventories increased 47.4% to $14,175,000 from $9,614,000 for that same period. The domestic increase resulted primarily from actual and planned sales increases for the Spring and Summer seasons. European inventories increased primarily to support higher sales levels.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at January 31, 1998 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.

During the three months ended January 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share" which requires the Company to report basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the effect of all dilutive common stock equivalents computed versus the treasury stock method. Prior period net income per share data was restated for consistency.

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

European net sales increased 44.5% in French Francs during the three months ended January 31, 1998 compared to the three months ended January 31, 1997. As measured in U.S. Dollars and reported in the Company's Consolidated Statements of Income, European net sales increased 27.4%.

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8K


   (a)   Exhibits

               27.0   Financial Data Schedule

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 1998

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUIKSILVER, INC., a Delaware Corporation



March 13, 1998                        /s/ Steven L. Brink
                                      ------------------------------------------

                                      Steven L. Brink
                                      Chief Financial Officer, Secretary and
                                      Treasurer (Principal Accounting Officer)