Form 10-Q
period 1998-04-30
QUIKSILVER INC
filed 1998-06-10
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                                June 5, 1998 was
                                   14,056,804

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                           Page No.
------------------------------                                           --------
Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheets
        April 30, 1998 and October 31, 1997.............................     2

    Condensed Consolidated Statements of Income
        Three Months Ended April 30, 1998 and 1997......................     3

    Condensed Consolidated Statements of Income
        Six Months Ended April 30, 1998 and 1997........................     4

    Condensed Consolidated Statements of Cash Flows
        Six Months Ended April 30, 1998 and 1997........................     5

    Notes to Condensed Consolidated Financial Statements................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations...............................................     7


Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders............    11

Item 6.  Exhibits and Reports on Form 8K................................    12


SIGNATURE...............................................................    13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               APRIL 30,       OCTOBER 31,
                                                                 1998             1997
                                                            ------------      ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents............................   $  1,958,000      $  4,103,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $2,792,000 (1998)
      and $2,725,000 (1997).............................     67,036,000        54,668,000
    Other receivables...................................      2,976,000         1,773,000
    Inventories - Note 2................................     54,792,000        48,372,000
    Prepaid expenses and other current assets...........      3,223,000         2,841,000
                                                           ------------      ------------
         Total current assets...........................    129,985,000       111,757,000

Property and equipment, less accumulated depreciation
   and amortization of $12,045,000 (1998) and
   $10,033,000 (1997)                                        17,997,000        16,436,000
Trademark, less accumulated amortization of
   $1,745,000 (1998) and $1,646,000 (1997)                    1,688,000         1,778,000
Goodwill, less accumulated amortization of
   $4,104,000 (1998) and $3,807,000 (1997)..............     17,785,000        18,141,000
Other assets............................................      5,148,000         1,538,000
                                                           ------------      ------------
         Total assets...................................   $172,603,000      $149,650,000
                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit......................................   $ 29,861,000      $ 18,671,000
   Accounts payable.....................................     13,945,000        13,079,000
   Accrued liabilities..................................      8,880,000        10,725,000
   Current portion of notes payable.....................      2,040,000         1,474,000
   Income taxes payable.................................      2,695,000           515,000
                                                           ------------      ------------
         Total current liabilities......................     57,421,000        44,464,000

Notes payable...........................................     13,057,000        10,178,000
                                                           ------------      ------------
         Total liabilities..............................     70,478,000        54,642,000
                                                           ------------      ------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none.....................................             --                --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares -  14,316,804 (1998) and 14,278,940 (1997).         72,000            71,000
   Additional paid-in-capital...........................     23,024,000        22,657,000
   Retained earnings....................................     84,614,000        77,043,000
   Treasury stock, 260,000 shares.......................     (3,054,000)       (3,054,000)
   Cumulative foreign currency translation adjustment...     (2,531,000)       (1,709,000)
                                                           ------------      ------------
         Total stockholders' equity.....................    102,125,000        95,008,000
                                                           ------------      ------------
         Total liabilities and stockholders' equity.....   $172,603,000      $149,650,000
                                                           ============      ============

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED APRIL 30,
                                                                 1998              1997
                                                            ------------      ------------
Net sales...............................................    $ 78,192,000      $ 60,781,000
Cost of goods sold......................................      46,136,000        36,620,000
                                                            ------------      ------------
   Gross profit.........................................      32,056,000        24,161,000
                                                            ------------      ------------
Operating expenses:
   Selling, general and administrative expense..........      21,392,000        15,497,000
   Royalty income.......................................        (314,000)         (350,000)
   Royalty expense......................................         973,000           691,000
                                                            ------------      ------------
      Total operating expenses..........................      22,051,000        15,838,000
                                                            ------------      ------------
Operating income........................................      10,005,000         8,323,000

Interest expense........................................         691,000           427,000
Foreign currency (gain)/loss............................         (19,000)            8,000
Other expense...........................................          71,000            41,000
                                                            ------------      ------------
Income before provision for income taxes................       9,262,000         7,847,000

Provision for income taxes..............................       3,806,000         3,097,000
                                                            ------------      ------------
Net income..............................................    $  5,456,000      $  4,750,000
                                                            ============      ============

Basic net income per share..............................           $0.39             $0.34
                                                            ============      ============

Diluted net income per share............................           $0.38             $0.34
                                                            ============      ============

Weighted average shares outstanding.....................      14,036,000        13,790,000
                                                            ============      ============

Diluted weighted average shares outstanding.............      14,507,000        14,008,000
                                                            ============      ============

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED APRIL 30,
                                                                 1998              1997
                                                            ------------      ------------
Net sales...............................................    $133,443,000      $106,725,000
Cost of goods sold......................................      79,459,000        64,956,000
                                                            ------------      ------------
   Gross profit.........................................      53,984,000        41,769,000
                                                            ------------      ------------
Operating expenses:
   Selling, general and administrative expense..........      38,787,000        29,467,000
   Royalty income.......................................        (771,000)         (710,000)
   Royalty expense......................................       1,747,000         1,320,000
                                                            ------------      ------------
      Total operating expenses..........................      39,763,000        30,077,000
                                                            ------------      ------------
Operating income........................................      14,221,000        11,692,000

Interest expense........................................       1,263,000           714,000
Foreign currency (gain) loss............................         (35,000)           80,000
Other expense...........................................         144,000            94,000
                                                            ------------      ------------
Income before provision for income taxes................      12,849,000        10,804,000

Provision for income taxes..............................       5,278,000         4,305,000
                                                            ------------      ------------
Net income..............................................    $  7,571,000      $  6,499,000
                                                            ============      ============

Basic net income per share..............................           $0.54             $0.47
                                                            ============      ============

Diluted net income per share............................           $0.53             $0.46
                                                            ============      ============

Weighted average shares outstanding.....................      14,027,000        13,850,000
                                                            ============      ============

Diluted weighted average shares outstanding.............      14,396,000        14,043,000
                                                            ============      ============

           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED APRIL 30,
                                                                 1998              1997
                                                            ------------      ------------
Cash flows from operating activities:
   Net income...........................................    $  7,571,000      $  6,499,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization..................       2,734,000         1,664,000
         Provision for doubtful accounts................       1,139,000           329,000
         Loss on sale of fixed assets...................          12,000           134,000
         Changes in operating assets and liabilities:
            Trade accounts receivable...................     (14,190,000)      (13,266,000)
            Other receivables...........................      (1,277,000)           55,000
            Inventories.................................      (6,793,000)       (2,312,000)
            Prepaid expenses and other current assets...        (480,000)         (405,000)
            Other assets................................        (268,000)           44,000
            Accounts payable............................       1,212,000        (2,033,000)
            Accrued liabilities.........................      (1,109,000)       (4,234,000)
            Income taxes payable........................       2,205,000         1,232,000
                                                            ------------      ------------
               Net cash used in operating activities....      (9,244,000)      (12,293,000)

Cash flows from investing activities:
   Proceeds from sales of fixed assets..................          45,000             6,000
   Capital expenditures.................................      (7,456,000)       (4,018,000)
   Acquisition of Mervin Manufacturing, Inc.............        (500,000)               --
                                                            -------------     ------------
             Net cash used in investing activities......      (7,911,000)       (4,012,000)

Cash flows from financing activities:
   Borrowings on lines of credit........................      26,270,000        16,315,000
   Payments on lines of credit..........................     (14,956,000)       (4,085,000)
   Borrowings on long-term debt.........................       4,529,000           650,000
   Payments on long-term debt...........................        (976,000)         (234,000)
   Proceeds from stock option exercises.................         367,000           605,000
                                                            ------------      ------------
             Net cash provided by financing activities..      15,234,000        13,251,000
Effect of exchange rate changes on cash.................        (224,000)          (71,000)
                                                            -------------     -------------
Net increase (decrease) in cash and cash equivalents....      (2,145,000)       (3,125,000)
Cash and cash equivalents, beginning of period..........       4,103,000         3,429,000
                                                            ------------      ------------
Cash and cash equivalents, end of period................    $  1,958,000      $    304,000
                                                            ============      ============

Supplementary cash flow information Cash paid
    during the period for:
      Interest..........................................    $  1,221,000      $    600,000
                                                            ============      ============
      Income taxes......................................    $  3,163,000      $  2,322,000
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

        The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 1998 and 1997. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1997 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2. Inventories consist of the following:

                                                               APRIL 30,       OCTOBER 31,
                                                                 1998              1997
                                                            ------------      ------------
                   Raw Materials........................    $ 15,664,000      $ 16,754,000
                   Work-In-Process......................       6,665,000         5,693,000
                   Finished Goods.......................      32,463,000        25,925,000
                                                            ------------      ------------
                                                            $ 54,792,000      $ 48,372,000
                                                            ============      ============

3. Net income per share - During the three months ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to report basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company's outstanding stock options computed using the treasury stock method. Prior period net income per share data were restated for consistency.

4. On March 10, 1998, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock. The split was effected in the form of a dividend on April 24, 1998 to shareholders of record on April 16, 1998. All share and per-share information has been restated to reflect the stock dividend.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

Net sales for the three months ended April 30, 1998 increased 28.6% to $78,192,000 from $60,781,000 in the comparable period of the prior year. Domestic net sales for the three months ended April 30, 1998 increased to 22.7% to $49,608,000 from $40,438,000 in the comparable period of the prior year, and European net sales increased 40.5% to $28,584,000 from $20,343,000 for those same periods. As measured in French Francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 50.1% compared to the prior year. Domestic men's sales increased 12.1% to $28,062,000 from $25,043,000 in the comparable period of the prior year, while domestic women's sales increased 29.0% to $19,856,000 from $15,395,000. Mervin net sales totaled $1,690,000 for the current quarter. The domestic mens sales increase came from the Quiksilver Young Mens, Boys and Accessories divisions. The domestic women's sales increase came from the Quiksilver Roxy division. In Europe, men's sales increased 35.5% to $25,687,000 from $18,954,000, while women's sales increased 108.6% to $2,897,000 from $1,389,000.

The gross profit margin for the three months ended April 30, 1998 increased to 41.0% from 39.8% in the comparable period of the prior year. The domestic gross profit margin increased to 37.0% from 35.7% in the comparable period of the prior year, and the European gross profit margin increased somewhat to 48.0% from 47.8% for those same periods. The increase in the domestic gross profit margin resulted primarily from a change in product mix and the impact of markdowns taken in the prior year's quarter to sell Pirate Surf product, which was removed from production plans. In the current year's quarter, there were more sales of juniors product, which sells at higher average profit margins, and less sales of private label product, which sells at lower average profit margins. In Europe, the gross profit margin was relatively stable in the current quarter compared to the previous year.

Selling, general and administrative expense ("SG&A") for the three months ended April 30, 1998 increased 38.0% to $21,392,000 from $15,497,000 in the comparable period of the prior year. Domestic SG&A increased 34.4% to $13,014,000 from $9,683,000 in the comparable period of the prior year, and European SG&A increased 44.1% to $8,378,000 from $5,814,000 for those same periods. The increase in domestic SG&A was primarily due to higher personnel costs related to increased sales volume, along with increased distribution center expenses. The increase in European SG&A was primarily due to higher personnel costs related to increased sales volume, along with increased sales and marketing expenses.

Net royalty expense for the three months ended April 30, 1998 increased 93.3% to $659,000 from $341,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales. The Company receives domestic royalty income from its Mexico, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and Quiksilver Europe pays royalties on European sales under a trademark agreement with Quiksilver International.

Interest expense for the three months ended April 30, 1998 increased 61.8% to $691,000 from $427,000 in the comparable period of the prior year. This increase was primarily due to higher average outstanding balances on the Company's domestic line of credit. In addition to borrowings that provided working capital to fund the Company's growth, funds were borrowed to acquire Mervin, upgrade the Company's computer systems and to equip the Company's new warehouse facility in Huntington Beach, California.

The effective income tax rate for the three months ended April 30, 1998, which is based on current estimates of the annual effective income tax rate, increased to 41.1% from 39.5% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended April 30, 1998 increased 14.9% to $5,456,000 or $0.38 per share on a diluted basis from $4,750,000 or $0.34 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.39 for the three months ended April 30, 1998 from $0.34 in the comparable period of the prior year.


SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

Net sales for the six months ended April 30, 1997 increased 25.0% to $133,443,000 from $106,725,000 in the comparable period of the prior year. Domestic net sales for the six months ended April 30, 1998 increased 19.8% to $82,211,000 from $68,599,000 in the comparable period of the prior year, and European net sales increased 34.4% to $51,232,000 from $38,126,000 for those same periods. As measured in French Francs, Quiksilver Europe's net sales in the first six months of the current year increased 48.0% compared to the prior year. Domestic men's sales increased 9.2% to $48,965,000 from $44,846,000 in the comparable period of the prior year, while domestic women's sales increased 26.9% to $30,144,000 from $23,753,000. Mervin net sales totaled $3,102,000 for the six months ended April 30, 1998. The domestic mens sales increase came from all divisions except private label. The domestic womens sales increase came from the Quiksilver Roxy division. In Europe, men's sales increased 29.9% to $47,097,000 from $36,256,000, while women's sales increased 121.1% to $4,135,000 from $1,870,000.

The gross profit margin for the six months ended April 30, 1998 increased to 40.5% from 39.1% in the comparable period of the prior year. The domestic gross profit margin increased to 37.1% from 35.4% in the comparable period of the prior year, and the European gross profit margin was consistent at 45.9% for those same periods. The increase in the domestic gross profit margin resulted primarily from a change in product mix and the impact of selling excess raw materials during the prior year's six months at margins that were less than normal wholesale and from markdowns taken during the prior year's six months to sell Pirate Surf product, which was removed from production plans. In the current year's six months, there were more sales of juniors product, which sells at higher average profit margins, and less sales of private label product, which sells at lower average profit margins.

Selling, general and administrative expense ("SG&A") for the six months ended April 30, 1998 increased 31.6% to $38,787,000 from $29,467,000 in the comparable period of the prior year. Domestic SG&A increased 29.4% to $23,273,000 from $17,992,000 in the comparable period of the prior year, and European SG&A increased 35.2% to $15,514,000 from $11,475,000 for those same periods. The increase in domestic SG&A was primarily due to higher personnel costs related to increased sales volume, along with increased distribution center expenses. The increase in European SG&A was primarily due to higher personnel costs related to increased sales volume, along with increased sales and marketing expenses.

Net royalty expense for the six months ended April 30, 1998 increased 60.0% to $976,000 from $610,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales.

Interest expense for the six months ended April 30, 1998 increased 76.9% to $1,263,000 from $714,000 in the comparable period of the prior year. This increase was primarily due to higher average outstanding balances on the Company's domestic line of credit. In addition to borrowings that provided working capital to fund the Company's growth, funds were borrowed to acquire Mervin, upgrade the Company's computer systems and to equip the Company's new warehouse facility in Huntington Beach, California.

The effective income tax rate for the six months ended April 30, 1998, which is based on current estimates of the annual effective income tax rate, increased to 41.1% from 39.8% in the comparable period of the prior year.

As a result of the above factors, net income for the six months ended April 30, 1998 increased 16.5% to $7,571,000 or $0.53 per share on a diluted basis from $6,499,000 or $0.46 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.54 for the six months ended April 30, 1998 from $0.47 in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the six months ended April 30, 1998 was $9,244,000 compared to $12,293,000 in the comparable period of the prior year. The $3,049,000 decrease in cash used in operating activities was due to a combination of factors. Net income and noncash expenses increased $2,830,000 during the six months ended April 30, 1998 compared to the six months ended April 30, 1997, and cash used to reduce accrued liabilities decreased $3,125,000 in the six months ended April 30, 1998 compared to the six months ended April 30, 1997, primarily as a result of lower payments during the current year for employee benefit programs and sales taxes in Quiksilver Europe. Offsetting these two factors was an increase of $1,236,000 in cash used for inventories, net of the increase in accounts payable, and an increase of $2,256,000 of cash used to support higher levels of trade and other accounts receivable.

For the six months ended April 30, 1998, capital expenditures increased 85.6% to $7,456,000 from $4,018,000 in the comparable period of the prior year primarily due to investments during the six months ended April 30, 1998 in retail space in Paris and the domestic distribution center in Huntington Beach, California.

During the six months ended April 30, 1998, net cash provided by financing activities totaled $15,234,000 compared to $13,251,000 in the comparable period of the prior year. Borrowings were higher during the first six months of fiscal 1998 primarily as a result of the increased investments discussed above.

The net decrease in cash and cash equivalents for the six months ended April 30, 1998 was $2,145,000 compared to $3,125,000 in the comparable period of the prior year. Cash and cash equivalents decreased to $1,958,000 at April 30, 1998 from $4,103,000 at October 31, 1997, while working capital increased $5,271,000 or 7.8% to $72,564,000 from $67,293,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 22.6% to $67,036,000 at April 30, 1998 from $54,668,000 at October 31, 1997. Domestic accounts receivable increased 18.2% to $43,616,000 at April 30, 1998 from $36,887,000 at October 31, 1997, and European accounts receivable increased 31.7% to $23,420,000 from $17,781,000 for that same period. These increases in accounts receivable are generally consistent with the increase in net sales.

Consolidated inventories increased 13.3% to $54,792,000 at April 30, 1998 from $48,372,000 at October 31, 1997. Domestic inventories increased 10.6% to $42,859,000 from $38,758,000 at October 31, 1997, and European inventories increased 24.1% to $11,933,000 from $9,614,000 for that same period. Inventories increased primarily due to seasonal factors and to support higher planned sales levels in current and future seasons.

Customers of the Company have experienced financial difficulties, from time to time, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at April 30, 1998 are adequate, the Company carefully monitors developments regarding its major customers. Material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.

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

European net sales increased 48.0% in French Francs during the six months ended April 30, 1998 compared to the six months ended April 30, 1997. As measured and reported in the Company's Condensed Consolidated Statements Income, European net sales increased 34.4%.

PART II - OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on March 20, 1998. At the Annual Meeting, the following directors were elected to serve on the Company's Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

                                               Votes              Votes
                                                For              Withheld
                                             ---------           --------
Robert B. McKnight, Jr.                      6,091,273             7,563
William M. Barnum, Jr.                       6,091,173             7,663
Charles E. Crowe                             6,091,273             7,563
Michael H. Gray                              6,091,273             7,563
Harry Hodge                                  6,091,273             7,563
Robert G. Kirby                              6,091,273             7,563
Tom Roach                                    6,091,272             7,564

Also, at the Annual Meeting, the Company's stockholders approved the 1998 Nonemployee Directors' Stock Option Plan and an amendment to the Company's 1996 Stock Option Plan.
Voting results were as follows:

                                        Votes               Votes
                                         For               Against       Abstentions
                                      ---------           ---------      -----------
       1998 Nonemployee Directors'
        Stock Option Plan             3,304,882           1,526,181         11,806

       Amendment to the Company's
        1996 Stock Option Plan        2,525,677           2,275,401         19,077


No other matters were voted on at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8K.


   (a)   Exhibits
         --------

               27.0   Financial Data Schedule

   (b)   Reports on Form 8-K
         -------------------

              No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            QUIKSILVER, INC., a
                                            Delaware Corporation



June 9, 1998                                /s/ Steven L. Brink
                                            ------------------------------------
                                            Steven L. Brink
                                            Chief Financial Officer, Secretary
                                            and Treasurer
                                            (Principal Accounting Officer)