Form 10-Q
period 1998-07-31
QUIKSILVER INC
filed 1998-09-14
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

YES [X]   NO [ ]


           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                              September 4, 1998 was
                                   14,448,564

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets
         July 31, 1998 and October 31, 1997.............................................      2

     Condensed Consolidated Statements of Income
         Three Months Ended July 31, 1998 and 1997......................................      3

     Condensed Consolidated Statements of Income
         Nine Months Ended July 31, 1998 and 1997.......................................      4

     Condensed Consolidated Statements of Cash Flows
         Nine Months Ended July 31, 1998 and 1997.......................................      5

     Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and

     Results of Operations..............................................................      7


Part II - OTHER INFORMATION

Item 5.  Other Events...................................................................     11


Item 6.  Exhibits and Reports on Form 8-K................................................     11


SIGNATURE...............................................................................     12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         JULY 31,             OCTOBER 31,
                                                                           1998                  1997
                                                                           ----                  ----
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................    $   3,055,000           $   4,103,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $2,874,000 (1998)
      and $2,725,000 (1997).......................................       60,752,000              54,668,000
    Other receivables.............................................        2,802,000               1,773,000
    Inventories - Note 2..........................................       65,797,000              48,372,000
    Prepaid expenses and other current assets.....................        3,485,000               2,841,000
                                                                      -------------           -------------
         Total current assets.....................................      135,891,000             111,757,000

Property and equipment, less accumulated depreciation and
   amortization of $13,266,000 (1998) and $10,033,000 (1997)......       19,277,000              16,436,000
Trademark, less accumulated amortization of
   $1,795,000 (1998) and $1,646,000 (1997)........................        1,638,000               1,778,000
Goodwill, less accumulated amortization of
   $4,257,000 (1998) and $3,807,000 (1997)........................       17,609,000              18,141,000
Other assets......................................................        8,064,000               1,538,000
                                                                      -------------           -------------
Total assets......................................................    $ 182,479,000           $ 149,650,000
                                                                      =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit................................................    $  15,745,000           $  18,671,000
   Accounts payable...............................................       25,886,000              13,079,000
   Accrued liabilities............................................       13,752,000              10,725,000
   Current portion of long term debt..............................        2,182,000               1,474,000
   Income taxes payable...........................................        2,017,000                 515,000
                                                                      -------------           -------------
         Total current liabilities................................       59,582,000              44,464,000

Long term debt....................................................       15,304,000              10,178,000
                                                                      -------------           -------------
         Total liabilities........................................       74,886,000              54,642,000
                                                                      -------------           -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none...............................................               --                      --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares - 14,448,564 (1998) and 14,278,940 (1997)............          144,000                  71,000
   Additional paid-in-capital.....................................       24,086,000              22,657,000
   Retained earnings..............................................       88,692,000              77,043,000
   Treasury stock, 130,000 shares.................................       (3,054,000)             (3,054,000)
   Cumulative foreign currency translation adjustment.............       (2,275,000)             (1,709,000)
                                                                      -------------           -------------
         Total stockholders' equity...............................      107,593,000              95,008,000
                                                                      -------------           -------------
         Total liabilities and stockholders' equity...............    $ 182,479,000           $ 149,650,000
                                                                      =============           =============



            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED JULY 31,
                                                                                ---------------------------
                                                                                1998                  1997
                                                                                ----                  ----
Net sales............................................................    $    78,265,000       $    58,541,000
Cost of goods sold...................................................         48,438,000            36,432,000
                                                                         ---------------       ---------------
   Gross profit......................................................         29,827,000            22,109,000
                                                                         ---------------       ---------------
Operating expenses:
   Selling, general and administrative expense.......................         21,904,000            16,100,000
   Royalty income....................................................           (365,000)             (393,000)
   Royalty expense...................................................            972,000               731,000
                                                                         ---------------       ---------------
      Total operating expenses.......................................         22,511,000            16,438,000
                                                                         ---------------       ---------------
Operating income.....................................................          7,316,000             5,671,000

Interest expense.....................................................            672,000               526,000
Foreign currency gain................................................           (280,000)               (5,000)
Other expense........................................................             69,000                56,000
                                                                         ---------------       ---------------
Income before provision for income taxes.............................          6,855,000             5,094,000

Provision for income taxes...........................................          2,777,000             2,122,000
                                                                         ---------------       ---------------
Net income...........................................................    $     4,078,000       $     2,972,000
                                                                         ===============       ===============


Basic net income per share...........................................    $          0.29       $          0.21
                                                                         ===============       ===============

Diluted net income per share.........................................    $          0.28       $          0.21
                                                                         ===============       ===============

Weighted average shares outstanding..................................         14,094,000            13,828,000
                                                                         ===============       ===============

Diluted weighted average shares outstanding..........................         14,716,000            14,213,000
                                                                         ===============       ===============



            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED JULY 31,
                                                                                --------------------------
                                                                                1998                  1997
                                                                                ----                  ----
Net sales............................................................    $   211,708,000       $   165,266,000
Cost of goods sold...................................................        127,897,000           101,388,000
                                                                         ---------------       ---------------
   Gross profit......................................................         83,811,000            63,878,000
                                                                         ---------------       ---------------
Operating expenses:
   Selling, general and administrative expense.......................         60,691,000            45,567,000
   Royalty income....................................................         (1,136,000)           (1,103,000)
   Royalty expense...................................................          2,719,000             2,051,000
                                                                         ---------------       ---------------
      Total operating expenses.......................................         62,274,000            46,515,000
                                                                         ---------------       ---------------
Operating income.....................................................         21,537,000            17,363,000

Interest expense.....................................................          1,935,000             1,240,000
Foreign currency (gain) loss.........................................           (315,000)               75,000
Other expense........................................................            213,000               150,000
                                                                         ---------------       ---------------
Income before provision for income taxes.............................         19,704,000            15,898,000

Provision for income taxes...........................................          8,055,000             6,427,000
                                                                         ---------------       ---------------
Net income...........................................................    $    11,649,000       $     9,471,000
                                                                         ===============       ===============


Basic net income per share...........................................    $          0.83       $          0.68
                                                                         ===============       ===============

Diluted net income per share.........................................    $          0.80       $          0.67
                                                                         ===============       ===============

Weighted average shares outstanding..................................         14,050,000            13,898,000
                                                                         ===============       ===============

Diluted weighted average shares outstanding..........................         14,496,000            14,126,000
                                                                         ===============       ===============



            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED JULY 31,
                                                                                1998                  1997
                                                                                ----                  ----
Cash flows from operating activities:
   Net income........................................................    $    11,649,000       $     9,471,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization...............................          4,273,000             2,709,000
         Provision for doubtful accounts.............................          1,774,000             1,104,000
         Loss on sale of fixed assets................................             35,000               148,000
         Changes in operating assets and liabilities, net of effects of acquisition (1997):
            Trade accounts receivable................................         (8,299,000)          (11,337,000)
            Other receivables........................................           (970,000)              108,000
            Inventories..............................................        (17,614,000)          (11,137,000)
            Prepaid expenses and other current assets................           (790,000)             (180,000)
            Other assets.............................................           (365,000)              590,000
            Accounts payable.........................................         13,713,000             2,692,000
            Accrued liabilities......................................          2,858,000            (1,263,000)
            Income taxes payable.....................................          1,513,000               627,000
                                                                         ---------------       ---------------
               Net cash provided by (used in) operating activities...          7,777,000            (6,468,000)

Cash flows from investing activities:
   Proceeds from sales of fixed assets...............................             47,000                83,000
   Capital expenditures..............................................        (12,825,000)           (6,962,000)
   Acquisition of Mervin Manufacturing, Inc..........................           (500,000)           (1,750,000)
                                                                         ---------------       ---------------
               Net cash used in investing activities.................        (13,278,000)           (8,629,000)

Cash flows from financing activities:
   Borrowings on lines of credit.....................................         26,881,000            30,734,000
   Payments on lines of credit.......................................        (29,664,000)          (25,126,000)
   Borrowings on long-term debt......................................          7,419,000             7,640,000
   Payments on long-term debt........................................         (1,540,000)             (351,000)
   Proceeds from stock option exercises..............................          1,502,000             1,277,000
                                                                         ---------------       ---------------
              Net cash provided by financing activities..............          4,598,000            14,174,000
Effect of exchange rate changes on cash..............................           (145,000)             (207,000)
                                                                         ---------------       ---------------
Net decrease in cash and cash equivalents............................         (1,048,000)           (1,130,000)
Cash and cash equivalents, beginning of period.......................          4,103,000)            3,429,000
                                                                         ---------------       ---------------
Cash and cash equivalents, end of period.............................    $     3,055,000       $     2,299,000
                                                                         ===============       ===============

Supplementary cash flow information:
   Cash paid during the period for:
      Interest.......................................................    $     1,636,000       $     1,071,000
                                                                         ===============       ===============
      Income taxes...................................................    $     6,524,000       $     5,930,000
                                                                         ===============       ===============
   Non-cash financing activity -
      Bank debt assumed in acquisition...............................    $            --       $     2,682,000
                                                                         ===============       ===============



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

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 1998 and 1997. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1997 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.       Inventories consist of the following:

                                                                              JULY 31,            OCTOBER 31,
                                                                                1998                  1997
                                                                                ----                  ----
                   Raw Materials.....................................    $    15,777,000       $    16,754,000
                   Work-In-Process...................................          8,953,000             5,693,000
                   Finished Goods....................................         41,067,000            25,925,000
                                                                         ---------------       ---------------
                                                                         $    65,797,000       $    48,372,000
                                                                         ===============       ===============

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

4. During the three months ended April 30, 1998, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock. The split was effected in the form of a dividend on April 24, 1998 to shareholders of record on April 16, 1998. All share and per-share information has been restated to reflect the stock dividend.

5. Effective July 17, 1998, the Company's loan agreement with a U.S. bank was amended to add a $10,000,000 term loan generally at LIBOR plus 1.35%, extend the maturity date of the revolving line of credit to May 2000, and to reduce the interest rate on line of credit borrowings based on LIBOR to 1.25% above LIBOR.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

Net sales for the three months ended July 31, 1998 increased 33.7% to $78,265,000 from $58,541,000 in the comparable period of the prior year. Domestic net sales for the three months ended July 31, 1998 increased 30.8% to $49,981,000 from $38,216,000 in the comparable period of the prior year, and European net sales increased 39.2% to $28,284,000 from $20,325,000 for those same periods. As measured in French Francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 41.8% compared to the prior year. Domestic mens sales increased 14.3% to $31,560,000 from $27,608,000 in the comparable period of the prior year, while domestic womens sales increased 68.2% to $15,979,000 from $9,501,000. Sales of snowboards, boots and bindings amounted to $2,442,000 for the current year's quarter compared to $1,107,000 in the prior year (from the date of the Mervin acquisition). The domestic mens sales increase came from the Quiksilver Young Mens, Boys and Accessories divisions. The domestic womens sales increase came from the Roxy division. In Europe, mens sales increased 31.1% to $25,864,000 from $19,723,000, while womens sales increased 302.0% to $2,420,000 from $602,000.

The gross profit margin for the three months ended July 31, 1998 increased somewhat to 38.1% from 37.8% in the comparable period of the prior year. The domestic gross profit margin increased to 35.8% from 35.3%, and the European gross profit margin decreased somewhat to 42.2% from 42.4% for those same periods. The increase in the domestic gross profit margin resulted primarily from a change in product mix. In the current year's quarter, there were more sales of juniors sportswear product, which sells at higher average profit margins, and less sales of private label product, which sells at lower average profit margins.

Selling, general and administrative expense ("SG&A") for the three months ended July 31, 1998 increased 36.0% to $21,904,000 from $16,100,000 in the comparable period of the prior year. Domestic SG&A increased 33.1% to $12,949,000 from $9,729,000 in the comparable period of the prior year, and European SG&A increased 40.6% to $8,955,000 from $6,371,000 for those same periods. The increase in domestic SG&A was primarily due to higher personnel and other costs related to increased sales volume, along with increased distribution center expenses. The increase in European SG&A was primarily due higher personnel and other costs related to increased sales volume.

Net royalty expense for the three months ended July 31, 1998 increased 80.0% to $607,000 from $338,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales. The Company receives domestic royalty income from its Mexico, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and Quiksilver Europe pays royalties on European sales under a trademark agreement with Quiksilver International.

Interest expense for the three months ended July 31, 1998 increased 27.8% to $672,000 from $526,000 in the comparable period of the prior year. This increase was primarily due to higher long term liabilities in Europe, which resulted from borrowings to begin the build out of two company-owned boardriders clubs in Paris.

The effective income tax rate for the three months ended July 31, 1998, which is based on current estimates of the annual effective income tax rate, decreased to 40.5% from 41.7% in the comparable period of the prior year. The prior year's income tax rate was adversely affected by an increase in the French tax rate.

As a result of the above factors, net income for the three months ended July 31, 1998 increased 37.2% to $4,078,000 or $0.28 per share on a diluted basis from $2,972,000 or $0.21 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.29 per share for the three months ended July 31, 1998 from $0.21 per share in the comparable period of the prior year.

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

Net sales for the nine months ended July 31, 1998 increased 28.1% to $211,708,000 from $165,266,000 in the comparable period of the prior year. Domestic net sales for the nine months ended July 31, 1998 increased 23.8% to $132,192,000 from $106,815,000 in the comparable period of the prior year, and European net sales increased 36.0% to $79,516,000 from $58,451,000 for those same periods. As measured in French Francs, Quiksilver Europe's net sales in the first nine months of the current year increased 45.5% compared to the prior year. Domestic men's sales increased 11.1% to $80,525,000 from $72,454,000 in the comparable period of the prior year, while domestic women's sales increased 38.7% to $46,123,000 from $33,254,000. Sales of snowboards, boots and bindings amounted to $5,544,000 for the current year's nine months compared to $1,107,000 in the prior year (from the date of the Mervin acquisition). The Domestic men's sales increase came from all divisions except Private Label. The Domestic womens sales increase came from the Quiksilver Roxy division. In Europe, mens sales increased 30.3% to $72,961,000 from $55,979,000, while women's sales increased 165.2% to $6,555,000 from $2,472,000.

The gross profit margin for the nine months ended July 31, 1998 increased to 39.6% from 38.7% in the comparable period of the prior year. The domestic gross profit margin increased to 36.6% from 35.3% in the comparable period of the prior year, and the European gross profit margin decreased slightly to 44.6% from 44.7% for those same periods. The increase in the domestic gross profit margin resulted primarily from a change in product mix and the impact of selling excess raw materials during the first half of the prior year at margins that were less than normal wholesale and from markdowns taken during the first half of the prior year to sell Pirate Surf product, which was removed from production plans. In the current year's nine months, there were more sales of juniors product, which sells at higher average profit margins, and less sales of private label product, which sells at lower average profit margins.

Selling, general and administrative expense ("SG&A") for the nine months ended July 31, 1998 increased 33.2% to $60,691,000 from $45,567,000 in the comparable period of the prior year. Domestic SG&A increased 30.7% to $36,223,000 from $27,721,000 in the comparable period of the prior year, and European SG&A increased 37.1% to $24,468,000 from $17,846,000 for those same periods. The increase in domestic SG&A was primarily due to higher personnel and other costs related to increased sales volume, along with increased distribution center expenses. The increase in European SG&A was primarily due to higher personnel and other costs related to increased sales volume.

Net royalty expense for the nine months ended July 31, 1998 increased 67.0% to $1,583,000 from $948,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales.

Interest expense for the nine months ended July 31, 1998 increased 56.0% to $1,935,000 from $1,240,000 in the comparable period of the prior year. This increase was primarily due to higher average outstanding balances on the Company's domestic line of credit and increased long-term liabilities in Europe during the third quarter of the current year. In addition to domestic borrowings that provided working capital to fund the Company's growth, funds were borrowed to acquire Mervin, upgrade the Company's computer systems, equip the Company's new warehouse facility in Huntington Beach, California, and in the third quarter of the current year, to begin the build-out of two Company owned boardriders clubs in Paris.

The effective income tax rate for the nine months ended July 31, 1998, which is based on current estimates of the annual effective income tax rate, increased to 40.9% from 40.4% in the comparable period of the prior year.

As a result of the above factors, net income for the nine months ended July 31, 1998 increased 23.0% to $11,649,000 or $0.80 per share from $9,471,000 or $0.67 per share in the comparable period of the prior year. Basic net income per share increased to $0.83 per share for the nine months ended July 31, 1998 from $0.68 per share in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash provided by operating activities for the nine months ended July 31, 1998 was $7,777,000 compared to net cash used in operating activities of $6,468,000 in the comparable period of the prior year. This $14,245,000 increase in cash provided by operating activities was due primarily to the decrease in cash used for inventories and trade accounts receivable, and a higher level of net income plus noncash charges. Cash paid for inventories net of changes in accounts payable decreased by $4,544,000 as a result of improved domestic cash management, in contrast to the growth in inventories in preparation for the 1998 Fall and Holiday seasons. The increase in trade accounts receivable was $3,038,000 less in the nine months ended July 31, 1998 compared to the prior year primarily as a result of improved domestic collection efforts. Net income plus noncash expenses increased by $4,299,000 comparing the nine months ended July 31, 1998 to the prior year.

For the nine months ended July 31, 1998, capital expenditures increased 84.2% to $12,825,000 from $6,962,000 in the comparable period of the prior year primarily due to investments during the nine months ended July 31, 1998 in retail space in Paris, the new corporate headquarters building in France, and the domestic distribution center in Huntington Beach, California.

Effective July 17, 1998, the Company's loan agreement with a U.S. bank was amended to add a $10,000,000 term loan generally at LIBOR plus 1.35%, extend the maturity date of the revolving line of credit to May 2000, and to reduce the interest rate on line of credit borrowings based on LIBOR to 1.25% above LIBOR.

During the nine months ended July 31, 1998, net cash provided by financing activities totaled $4,598,000 compared to $14,174,000 in the comparable period of the prior year. These decreased borrowings during the first nine months of fiscal 1998 result from the improved cash flow from operations as described above.

The net decrease in cash and cash equivalents for the nine months ended July 31, 1998 was $1,048,000 compared to a decrease of $1,130,000 in the comparable period of the prior year. Cash and cash equivalents decreased to $3,055,000 at July 31, 1998 from $4,103,000 at October 31, 1997, while working capital increased $9,016,000 or 13.4% to $76,309,000 from $67,293,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future, and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 11.1% to $60,752,000 at July 31, 1998 from $54,668,000 at October 31, 1997. Domestic accounts receivable decreased 1.1% to $36,491,000 at July 31, 1998 from $36,887,000 at October 31, 1997, and European accounts receivable increased 36.4% to $24,261,000 from $17,781,000 for that same period. Domestic accounts receivable decreased as a result of improved collection efforts, while the increases in European accounts receivable is generally consistent with the increase in European sales.

Consolidated inventories increased 36.0% to $65,797,000 at July 31, 1998 from $48,372,000 at October 31, 1997. Domestic inventories increased 26.1% to $48,878,000 from $38,758,000 at October 31, 1997, and European inventories increased 76.0% to $16,919,000 from $9,614,000 for that same period. The increase in inventories occurred primarily to support increased sales for the Fall and Holiday seasons of the current year and from increased product offerings in Europe.

Customers of the Company have experienced financial difficulties, from time to time, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at July 31, 1998 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.

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

Quiksilver Europe's statements of income are translated from French Francs into U.S. Dollars at average exchange rates in affect during the reporting period. When the French Franc strengthens compared to the U.S. Dollar there is a positive affect on Quiksilver Europe's results as reported in the Company's Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative affect.

Because the average exchange rate between the French Franc and the U.S. Dollar was relatively consistent during the three months ended July 31, 1998 compared to the three months ended July 31, 1997, there was minimal affect from exchange rate fluctuations on the comparisons between the periods. European net sales increased 41.8% in French Francs during the three months ended July 31, 1998 compared to the three months ended July 31, 1997. As measured and reported in the Company's Condensed Consolidated Statements of Income, European net sales increased 39.2%.

PART II - OTHER INFORMATION

Item 5.  Other Events.

The Securities and Exchange Commission (the "SEC") has recently amended its Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to certain shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. In order to provide shareholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Shareholders, the Company hereby notifies all shareholders of the Company that after December 30, 1998 any shareholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rules 14a-4 and 14a-5(e).

Item 6.  Exhibits and Reports on Form 8-K.


         (a)      Exhibits

                  10.1 Second Amendment to the Amended and Restated Loan Agreement dated as of July 17, 1998.

                  27.0     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended July 31, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            QUIKSILVER, INC., a Delaware
                                            Corporation



September 14, 1998                          /s/ Steven L. Brink
                                            ------------------------------------
                                            Steven L. Brink
                                            Chief Financial Officer, Secretary
                                            and Treasurer (Principal Accounting
                                            Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
10.1           Second Amendment to the Amended and Restated Loan
               Agreement dated as of July 17, 1998.

27.0           Financial Data Schedule.