Form 10-K
period 1998-10-31
QUIKSILVER INC
filed 1999-01-29
CIK 805305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

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

                                  COMMON STOCK
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of January 11, 1998 was approximately $420,000,000 based on the number of shares outstanding on such date and the last sale price for the Common Stock on such date of $30.00 as reported by the New York Stock Exchange.

     As of January 11, 1999, there were 14,417,298 shares of the Registrant's Common Stock issued and outstanding.

     PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1998.

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I
Item 1.  BUSINESS
         Introduction.........................................................  1
         Forward-Looking Statements...........................................  1
         Products.............................................................  2
         Product Design.......................................................  2
         Promotion and Advertising............................................  3
         Customers and Sales..................................................  4
         Retail Concepts......................................................  4
         Seasonality..........................................................  5
         Production and Raw Materials.........................................  5
         Imports and Import Restrictions......................................  6
         Trademark License Agreements.........................................  7
         Competition..........................................................  7
         Employees............................................................  8
         Research and Development.............................................  8
         Environmental Matters................................................  8
         Acquisitions.........................................................  8
Item 2.  PROPERTIES...........................................................  8
Item 3.  LEGAL PROCEEDINGS....................................................  9
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................  9

PART II
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................. 10
Item 6.  SELECTED FINANCIAL DATA.............................................. 10
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................. 12
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.......... 17
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................... 18
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................................. 18

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................... 19
Item 11. EXECUTIVE COMPENSATION............................................... 19
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT....................................................... 19
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................... 19

PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K............................................................. 19

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................... 20
SIGNATURES.................................................................... 37

                                     PART I

ITEM 1.  BUSINESS

References to the "Registrant" or the "Company" are to Quiksilver, Inc., a Delaware corporation, and its wholly-owned subsidiaries unless the context indicates otherwise.

INTRODUCTION

The Company designs, arranges for the manufacture of, and distributes casual sportswear, swimwear, activewear, snowboardwear and related accessories primarily for young men, boys, young women and girls under various labels, including "Quiksilver", "Quiksilver Roxy", "Raisins", "Radio Fiji", "Leilani", and "QS Silver Edition", and manufactures snowboards, snowboard boots, snowboard bindings and accessories under the Lib Technologies, Gnu, Arcane and Bent Metal labels. Products for the Company's domestic business are made primarily in the United States and are sold in surf shops, specialty stores, national specialty chains, selected department stores and snowboard shops in approximately 11,700 store locations. Products for the Company's European business are made primarily in Europe and are sold in surf shops, specialty stores and selected department stores at approximately 3,300 store locations. Imported products that are designed by the Company are also sold domestically and in Europe. The Company's clothing and accessories are designed and manufactured for active living and the extreme sports lifestyle.

The Company owns the "Quiksilver" name, logo, and trademark in the United States, Puerto Rico and Mexico, and is a licensee of Quiksilver International Pty Ltd. ("Quiksilver International") in certain European, Central and South American countries and Canada. In addition, the Company's customer base includes independently owned licensees of Quiksilver International that operate in other territories and countries. Sales are included as either domestic or European based on which division designed, produced and shipped the product. The Company was incorporated in 1976 and was reincorporated in Delaware in 1986. With a fiscal year that ends on October 31, references to fiscal 1998, fiscal 1997 or fiscal 1996 refer to the years ended October 31, 1998, 1997 or 1996, respectively.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words "believes", "anticipates", "expects", "estimates" and similar expressions are intended to identify, in certain circumstances, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from the predicted results, performance or achievements. Such factors include, among others, the following:

     o    General economic and business conditions,

     o    The acceptance in the marketplace of new products,

     o The availability of outside contractors at prices favorable to the Company,

     o The ability to source raw materials at prices favorable to the Company,

     o    Currency fluctuations,

     o    Changes in business strategy or development plans,

     o    Availability of qualified personnel,

     o    The impact of Y2K on customer and supplier operations,

     o Changes in political, social and economic conditions and local regulations, particularly in Europe and Asia, and

     o Other factors outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company.

Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

PRODUCTS

The Company's business began by selling "Quiksilver" boardshorts to surfers in the United States. Since that time, the Company has expanded its "Quiksilver" product lines to include shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear and accessories. The product line has also expanded demographically and currently includes Young Mens, Boys, Mens and Toddlers. "Quiksilver Roxy" was introduced in fiscal 1991 and includes sportswear, swimwear and accessories. Through fiscal 1997, "Quiksilver Roxy" included Juniors sizes only, but was expanded as "Teenie Wahine" into the Girls category in fiscal 1998.

The swimwear labels "Raisins", "Radio Fiji" and "Leilani" were added in fiscal 1994 when the Company acquired The Raisin Company, Inc. ("Raisins"). "Raisins" and "Radio Fiji" are labels in the Juniors category, while "Leilani" is a Contemporary label. The Company began the development of "Arcane" snowboard boots and step-in bindings in fiscal 1997, and entered the snowboard market through its acquisition of Mervin Manufacturing, Inc. ("Mervin") effective July 1, 1997. Mervin manufactures the "Lib Technologies" and "Gnu" brands of snowboards and accessories, and makes "Bent Metal" snowboard bindings.

The following table shows the approximate percentage of sales attributable to each of the Company's major product categories during the last three fiscal years.

                                                         PERCENTAGE OF SALES
                                                       ----------------------
 PRODUCTS                                              1998     1997     1996
 --------                                              ----     ----     ----
 T-Shirts............................................    17%      16%      23%
 Shirts..............................................    14%      15%      17%
 Swimwear (excluding board shorts)...................    14%      16%      10%
 Accessories.........................................    13%      10%      11%
 Jackets and sweaters................................    10%      11%      10%
 Fleece..............................................     9%       9%       8%
 Pants...............................................     7%       7%       6%
 Shorts (boardshorts and walkshorts).................     6%       9%      10%
 Tops and Dresses....................................     4%       4%       3%
 Snowboards, snowboard boots, bindings and
   accessories                                            4%       2%       --
 Other...............................................     2%       1%       2%
                                                        ---      ---      ---
    Total............................................   100%     100%     100%

                                                        ===      ===      ===
Although the Company's products are generally available throughout the year, demand for different categories of product changes in the different seasons of the year. Sales of shorts, short-sleeve shirts, t-shirts and swimwear are higher during the spring and summer seasons, and sales of pants, long-sleeve shirts, fleece, jackets, snowboardwear and snowboards are higher during the fall and holiday seasons.

The Company believes that the domestic retail prices for its apparel products range from approximately $17 for a t-shirt and $39 for a typical short to $160 for a typical snowboard jacket, and for its Quiksilver Europe products, retail prices range from approximately $32 for a t-shirt and $55 for a typical short to $170 for a typical snowboard jacket. Additionally, the Company believes that domestic retail prices for its snowboards range from approximately $300 to $500 and internationally up to approximately $950.

PRODUCT DESIGN

The Company's clothing and accessories are designed and manufactured for active living and the extreme sports lifestyle. Product designs are developed to appeal to the preferences of young men and young women who relate to the lifestyle that "Quiksilver" represents. Innovative design, active fabrics and quality of workmanship is emphasized. The vast majority of the Company's products are designed by the Company, with the Company's management actively involved in product design. Design concepts are primarily based on the Company's own research, development and design activities in the U.S. and

Europe. The Company has an agreement with Quiksilver International, which provides that the Company and other licensees of Quiksilver International share designs, art, fabrics, samples and patterns for new products sold under the "Quiksilver" name.

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

With the Company's 22-year history of authenticity, product and core marketing as the foundations of the "Quiksilver" label, the Company believes that continued product diversification, development of other labels and strong core distribution allow the Company to reach other markets beyond its roots. The Company currently reaches into the youth, active, outdoor and extreme sports markets. These markets include females and males, young people (8-20 years of age) and older people (20-50 years of age).

Many of the Company's managers, other employees and independent sales representatives are involved in surfing, snowboarding and other sporting activities just like retail consumers in the Company's core market. The Company believes this increases its understanding of the end users of its products, while enhancing the "Quiksilver" image and providing valuable insights into product design.

An important marketing vehicle for the Company is the sponsorship of high profile athletes in extreme sports, including surfing, snowboarding, windsurfing and skateboarding. Many of the Company's team athletes have achieved world champion status in their respective sports. These team athletes are commonly used in the Company's print images, which adds to its authentic image.

The Company advertises in core magazines such as "Surfer", "Surfing", "Wave Action", "H3O" and "Snowboarding" in the United States and "Wind" and "Surf Session" in Europe. The ad campaign also includes national publications in the United States, such as "Rolling Stone", "Seventeen", "ESPN Magazine" and "Spin", and mainstream publications in various European Countries. The Company also participates in trade shows which are held throughout the United States and Europe.

In addition to print media, the Company's core marketing includes surf contests and snowboard contests. The Company believes that these events reinforce the Company's image as an authentic, core brand among surfers and nonsurfers alike. The "Quiksilver in Memory of Eddie Aikau" big wave contest is held at Waimea Bay in Hawaii each winter if surfing conditions are appropriate. The "Quiksilver Roxy Pro" is held annually at Sunset Beach in Hawaii. In Europe, the Company sponsors the "Quiksilver Air & Style" snowboard jumping event in Innsbruck, Austria. Other regional and local events are also sponsored.

The Company and Quiksilver International have an agreement whereby the Company pays Quiksilver International an annual fee of approximately $350,000 to promote the "Quiksilver" name and logo worldwide. The Company also pays Quiksilver International a promotional fee equal to 1% of Quiksilver Europe's net sales. These funds have historically been used by Quiksilver International for various promotional and marketing purposes. Quiksilver International sponsors an international team of leading surfers, windsurfers and snowboarders, produces promotional movies and videos featuring athletes wearing and/or using "Quiksilver" products, and organizes surfing and windsurfing contests worldwide. An example of one such contest is the "Quiksilver Pro" that is generally held annually in Grajagan, Indonesia.

The Company believes that its future success will be dependent, among other things, on its ability to respond to, and anticipate, changing consumer demands and tastes. At the same time, it must promote products consistent with its image, while maintaining an image that is attractive to the retail purchasers of its products.

CUSTOMERS AND SALES

The Company's policy is to sell to customers who merchandise the Company's products in a manner consistent with the Company's image and the quality of its products. For many years, the Company's customer base has included surf shops, specialty stores, national specialty chains and select department stores. During fiscal 1998, the Company's products were sold to customers in approximately 15,000 locations worldwide, an increase of 16.3% from the 12,900 locations during fiscal 1997. Of the Company's consolidated net sales for fiscal 1998 and fiscal 1997, approximately 85% and 83%, respectively, resulted from sales to surf shops, specialty stores, national specialty chains and all other non-department store accounts, and approximately 15% and 17%, respectively, resulted from sales to department stores.

The Company currently sells its products to a number of department stores, including Macy's West (California), Nordstrom, Robinson's/May (Southern California), Burdines (Florida), The Bon Marche (northwest) and Liberty House (Hawaii) in the United States; Le Printemps and Galeries Lafayette in France, and Harrods and Lillywhites in Great Britain.

The Company's sales are spread over a large wholesale customer base. During fiscal 1998, approximately 17% of the Company's consolidated net sales were made to the Company's ten largest customers. No single customer accounted for more than approximately 4% of the Company's consolidated net sales during fiscal 1998. Quiksilver Europe accounted for 35.8% of the Company's consolidated net sales during fiscal 1998. Fiscal 1998 foreign sales from the U.S. (primarily to Central America, South America and Canada pursuant to a trademark agreement with Quiksilver International) were approximately 9% of total domestic net sales.

Sales of the Company's products are made by 136 independent sales representatives in the United States and Europe and 20 distributors in Europe. The Company's sales representatives are generally compensated on a commission basis. Of the Company's domestic net sales during fiscal 1998, approximately 44% resulted from sales to customers located on the west coast of the United States, approximately 22% resulted from sales to customers located on the east coast of the United States, approximately 5% resulted from sales to customers in Hawaii, and approximately 29% resulted from sales to customers located in other areas of the United States or from exports. Of the Company's European net sales during fiscal 1998, approximately 57% resulted from sales to customers located in France, 9% in England, 9% in Spain, 3% in Germany, 3% in Holland, 2% in Italy, with the remaining approximately 17% spread throughout other countries.

The Company generally sells its products to domestic customers on a net-30 to net-60 day basis in the United States, and in Europe on a net-30 to net-90 day basis depending on the country and whether the Company sells directly to retailers in the country or to a distributor. The Company has a limited number of cooperative advertising programs with its customers and generally does not reimburse its customers for marketing expenses. The Company does not generally participate in markup or markdown programs with its customers nor does it offer goods on consignment.

For additional information regarding the Company's revenues, operating profits and identifiable assets attributable to the Company's domestic and foreign operations, see Note 13 of the "Notes to Consolidated Financial Statements".

RETAIL CONCEPTS

The Company participates in the building of dedicated "Quiksilver" selling space in the retail stores of selected customers. These concept shops (referred to as "Quiksvilles") have grown steadily since their inception. During fiscal 1998, 130 Quiksvilles were opened, and eight were closed, resulting in 477 shops at October 31, 1998. This total includes 275 domestic shops and 202 shops in Europe. Beginning in fiscal 1996, the Company added retail merchandise coordinators to its retail marketing program. The retail merchandise coordinators, who are employed by the Company, travel between specified retail locations in metro market areas to further improve the presentation of the Company's product and build its image at the retail level.

Stand-alone Quiksilver concept stores ("Boardriders Clubs") are another part of the Company's retail strategy. These stores are stocked primarily with Quiksilver product, and their design demonstrates the Company's history, authenticity and commitment to surfing and the extreme sports lifestyle. The Company owns stores in selected markets that provide brand building opportunities; however, Boardriders Clubs are generally owned by independent retailers. Currently, the Company owns stores in Maui, New York, London, Paris and Park City. The Company's licensee in Mexico also owns and operates Boardriders Clubs. During fiscal 1998, 15 Boardriders Clubs were opened and 6 were closed, resulting in 60 Boardriders Clubs at October 31, 1998. This total includes 13 domestic, 33 in Europe, and 14 in Mexico.

SEASONALITY

The Company's net sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of the Company's products, and due to the effect that the Christmas season has on the buying patterns of the Company's customers.

                                              CONSOLIDATED NET SALES (UNAUDITED)
                                  ------------------------------------------------------------
                                        1998                  1997                1996
                                  ------------------    ------------------   -----------------
                                   AMOUNT    PERCENT     AMOUNT    PERCENT    AMOUNT   PERCENT
                                   ------    -------     ------    -------    ------   -------
                                                (DOLLAR AMOUNTS IN THOUSANDS)
January 31.....................   $ 55,251     17.5%   $ 45,944      19.8%  $ 40,487    20.9%
April 30.......................     78,192     24.7      60,781      26.2     54,505    28.2
July 31 .......................     78,265     24.8      58,541      25.3     49,008    25.3
October 31.....................    104,407     33.0      66,517      28.7     49,474    25.6
                                  --------    -----    --------     -----   --------   -----
     Total.....................   $316,115    100.0%   $231,783     100.0%  $193,474   100.0%
                                  ========    =====    ========     =====   ========   =====

PRODUCTION AND RAW MATERIALS

The Company's products are sourced separately for its domestic and European operations. A majority of the Company's domestic apparel products are manufactured by independent contractors from raw materials provided by the Company, while the remainder are imported as finished goods. The Company manufactures its snowboards in company-owned factories. Substantially all of the European apparel products are purchased or imported as finished goods. For the year ended October 31, 1998, approximately 63% of the Company's domestic apparel products were manufactured by independent contractors and approximately 37% were imported as finished goods. Products are manufactured based on design specifications provided by the Company whether they are produced from raw materials provided by the Company or if they are purchased or imported as finished goods.

Domestically, the Company hires independent contractors located primarily in Southern California to perform many of the manufacturing functions required to produce its clothing and accessories. In some cases, raw materials are sent outside of the United States for production by independent contractors. During fiscal 1998, such offshore production accounted for approximately 11% of products manufactured by independent contractors. In Europe, the Company hires independent contractors located primarily in Portugal, Hong Kong, Korea and France to manufacture the majority of its clothing and accessories.

Historically, the Company has provided patterns and fabric to independent cutting contractors to begin the production process. At the end of fiscal 1997, the Company acquired certain assets from two domestic cutting contractors. Since that time, the Company's domestic cutting has been performed in-house and will be for the foreseeable future. At peak production periods, outside cutting contractors are still used. After the fabric is cut, it passes through various processes which may include sewing, washing, dyeing, embroidering and screening. These processes occur in different orders based on the design and style of the product. The Company's quality control inspectors and production managers monitor the sizing and quality of the goods from the initial receiving of raw materials through the various processing stages until the completed garment is delivered to the Company's distribution centers. No formal contractual obligations exist between the Company and its independent manufacturing contractors.

Goods are generally manufactured and processed on an order-by-order basis. During fiscal 1998 and excluding snowboard production, no single contractor, raw materials or finished goods supplier accounted for more than approximately 6% of the Company's consolidated production. The Company believes that numerous qualified contractors are available to provide additional capacity on an as-needed basis, and that it enjoys favorable ongoing relationships with its independent manufacturing contractors.

During fiscal 1998 and excluding snowboard production, approximately 73% of the Company's consolidated raw material fabric/trim purchases, and 99% of its domestic raw material fabric/trim purchases, were of materials made in the United States. The remaining raw material fabric/trim was purchased either directly from sources in Morocco, France, Portugal, China and Canada, or from suppliers located in the United States who had acquired some of their products from foreign sources. No single fabric supplier accounted for more than approximately 8% of the Company's consolidated expenditures for raw material purchases during fiscal 1998, while the Company's primary supplier of t-shirt blanks accounted for approximately 20%.

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

The Company attempts to keep only enough finished product in stock to meet sales commitments and anticipated orders and reorders on a seasonal basis. In the United States, the Company believes that it is capable of being responsive to its customers' continually changing needs because it utilizes a substantial number of local contractors that can produce garments in six to eight weeks versus non-domestic contractors who typically require between eight and fourteen weeks. While Quiksilver Europe produces a higher percentage of garments outside of France, the Company believes it has sufficient production facilities and contractors in Europe to respond to customers' needs.

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

Quiksilver Europe operates in the European Union ("EU"), within which there are few trade barriers. Quiksilver Europe also sells to 6 other countries united in a trade union which has some restrictions on imports of textile products and their sources. For production, Quiksilver Europe operates under constraints imposed on imports of finished goods and raw materials from outside the EU including quotas and duty charges. The Company does not anticipate that these restrictions will materially or adversely impact its operations since it has always operated under such constraints and the trend in Europe is continuing toward unification.

TRADEMARK LICENSE AGREEMENTS

The Company owns the "Quiksilver" name, logo, and trademark in the United States, Puerto Rico and Mexico and is a licensee of Quiksilver International in certain European, Central and South American countries and Canada. The Company's strategy in Mexico is to license the use of the "Quiksilver" name to a Mexican company. The current agreement with the Company's Mexican licensee provides for royalties of 4.50% of net sales after Mexican taxes. As a strategy to penetrate certain product categories in the United States, the Company has licensed the use of the "Quiksilver" name and logo on watches, sunglasses and wetsuits in exchange for royalties of 7%, 10% and 4% of net sales, respectively. These license agreements expire through 2006. The Company has also licensed the "Quiksilver" name to an independent chain of "Quiksilver" outlet stores and permits certain uses of the "Quiksilver" name and trademark by independent owners of Boardriders Clubs. (See "Retail Concepts" above.)

Quiksilver Europe has a European trademark license and manufacturing agreement (the "Trademark Agreement") with Quiksilver International. The Trademark Agreement provides that Quiksilver Europe can sell products under the "Quiksilver" trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily western Europe). In consideration of the rights granted under the Trademark Agreement, Quiksilver Europe pays to Quiksilver International a royalty, on a monthly basis as follows:

     (a) For any year in which Quiksilver Europe's net sales total 150,000,000 French francs (approximately $27,000,000 at October 31, 1998) or less, the total royalty is 4% of net sales for that year, up to a maximum royalty of 4,500,000 French francs (approximately $820,000 at October 31, 1998) and;

     (b) For any year in which Quiksilver Europe's net sales total greater than 150,000,000 French francs, the total royalty is 4,500,000 French francs plus an amount equal to 3% of Quiksilver Europe's net sales for that year in excess of 150,000,000 French francs.

As discussed above under "Promotion and Advertising", the Trademark Agreement also requires Quiksilver Europe to pay a quarterly promotional fee of 1% of its net sales to Quiksilver International. The Company believes that trademark protection of its names and logos is an important component of the Company's business

COMPETITION

The market for beachwear, snowboardwear, casual sportswear and snowboards is highly competitive. Direct competitors in the United States are different depending on the distribution channel. In the Company's core markets in the United States, the principal competitors include companies such as Billabong, O'Neill and Rusty. In the department store and specialty store channels, the Company's competitors also include brands such as Tommy Hilfiger, Nautica, Calvin Klein, Jnco and Fubu. In Europe, the Company's principal competitors include Oxbow, Chimsee and O'Neill. The Company believes that it has revenues and capital resources approximately equal to, or greater than, most of its competitors in this market, with the exception of Tommy Hilfiger, Nautica and Calvin Klein.

In the snowboardwear and snowboard market, the Company's principal competitors are Burton, Columbia, Ride, K-2 and Morrow. The Company believes its revenues from snowboardwear and snowboards are less than its competitors in the market.

The Company's ability to evaluate and respond to changing consumer demands and tastes is critical to its success. The Company believes that consumer acceptance depends on product, image, design, fit and quality. Consequently, it has developed an experienced team of designers, artists, merchandisers, pattern makers, and cutting and sewing contractors that it believes has helped the Company remain in the forefront of design in the areas in which it competes. The Company believes, however, that its continued success will depend on its ability to promote its image and to design products acceptable to the marketplace.

EMPLOYEES

On October 31, 1998, the Company employed approximately 990 persons worldwide, including approximately 640 in production, operations and shipping functions, approximately 327 in sales, administrative or clerical capacities, and 23 in executive capacities. None of the Company's employees are represented by a union, and the Company has never experienced a work stoppage. The Company considers its working relationships with its employees to be good.

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

ACQUISITIONS

Effective July 1, 1997, the Company acquired the operations of Mervin, the maker of two snowboard brands, Lib Technologies and Gnu, and Bent Metal bindings. The Company paid $1,900,000 in cash and assumed bank debt of $2,682,000, which was repaid with proceeds from the Company's existing domestic revolving line of credit. Additional consideration of up to $2,600,000 will be paid if Mervin achieves certain earning goals through fiscal 2000. Mervin achieved its goal for the four months ended October 31, 1997, which resulted in a payment of $500,000 of additional consideration in January 1998. Mervin did not achieve its goal for the fiscal year ended October 31, 1998, and accordingly, no additional consideration was accrued or paid.

ITEM 2.  PROPERTIES

The Company's executive offices, merchandising and design, production and warehouse facilities occupy approximately 370,000 square feet of space in multiple buildings located in Orange County, California, approximately 180,000 square feet of space in eight buildings in France, and approximately 50,000 square feet of space in two facilities in the state of Washington. The Company also maintains a sales office in New York. The leases for executive offices, merchandising and design and production facilities in Orange County expire on various dates through December 1999. The lease for the Company's domestic warehouse facility, including raw materials, cutting and finished goods distribution, expires in 2007 with two, five-year extensions available. The majority of the buildings in France are leased under agreements that expire on various dates through 2004. The leases for the Company's Washington facilities, which are used for the production of snowboards and snowboard bindings and accessories, expire in 2000 and 2004. The aggregate monthly rental payment for rented facilities is approximately $310,000.

In November 1998, the Company's European headquarters moved to a new facility in France. In addition, the Company is planning to move its domestic headquarters in fiscal 1999 to a new facility under a fifteen year lease. Additional domestic warehouse space of approximately 76,000 square feet was also leased under a five-year term in January 1999. The Company believes that its present facilities, including new facilities planned for fiscal 1999, will be adequate for its immediately foreseeable business needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                           PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "ZQK." Prior to June 18, 1998, the Company's Common Stock was traded on the Nasdaq national market tier of the Nasdaq Stock Market. The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the NYSE and Nasdaq National Market for the two most recent fiscal years and as restated to reflect a two-for-one stock split effected on April 24, 1998.

                                                              HIGH         LOW
                                                              ----         ---
Fiscal 1998
     4th Quarter ended October 31, 1998..................     $22         $13 1/2
     3rd Quarter ended July 31, 1998.....................      22          17 7/16
     2nd Quarter ended April 30, 1998....................      19 3/8      14 1/8
     1st Quarter ended January 31, 1998..................      17 7/16     11 7/8

Fiscal 1997
     4th Quarter ended October 31, 1997..................     $19 1/2     $13 15/16
     3rd Quarter ended July 31, 1997.....................      18 1/2      11 5/8
     2nd Quarter ended April 30, 1997....................      13 3/16     10 3/8
     1st Quarter ended January 31, 1997..................      11 7/8       9 11/16

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

The number of holders of record of the Company's Common Stock was approximately 390 on January 11, 1999. The number of beneficial shareholders on that date is estimated to be approximately 4,800.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company, which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations"). The statement of income and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated financial statements as of October 31, 1998 and 1997 and for each of the three years in the period ended October 31, 1998 have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report, included elsewhere herein.

                                                          YEARS ENDED OCTOBER 31,
                                           --------------------------------------------------
                                             1998       1997       1996       1995      1994
                                           --------   --------   --------   --------  -------
                                                          (AMOUNTS IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA AND RATIOS)
Statement of Income Data
Net sales..............................    $316,115   $231,783  $193,474   $172,787   126,171
Income before provision for income
  taxes................................      30,768     21,283    19,279     16,836    11,756
Net income.............................      17,963     12,644    11,660     10,012     7,738
Net income per share...................        1.27       0.92      0.85       0.75      0.60
Net income per share, assuming
  dilution.............................        1.23       0.90      0.81       0.73      0.58
Weighted average common shares
  outstanding..........................      14,096     13,815    13,761     13,268    12,954
Weighted average common shares
  outstanding, assuming dilution.......      14,547     14,074    14,418     13,764    13,296

Balance Sheet Data
Total assets...........................    $213,071   $149,650  $115,580   $ 99,168   $80,470
Working capital........................      92,321     67,293    55,647     46,902    32,567
Lines of credit........................      17,465     18,671     8,211      8,031    10,100
Long term debt.........................      30,962     11,652     2,880      3,530     2,839
Stockholders' equity...................     117,659     95,008    80,727     68,938    54,938
Current ratio..........................        2.36       2.51      2.73       2.74      2.41
Return on average stockholders'
  equity...............................       16.89      14.39     15.58      16.16     15.48

(1) The Company's consolidated financial statements include Mervin from July 1, 1997 (see "Item 1. Acquisitions").

(2) Effective November 1, 1993, the Company changed its method of accounting for income taxes, which increased net income by $600,000 during the year ended October 31, 1994.

(3) Per share amounts and shares outstanding have been adjusted to reflect a two-for-one stock split effected on April 24, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto for the years ended October 31, 1998, 1997 and 1996.

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

Net sales for fiscal 1998 increased 36.4% to $316,115,000 from $231,783,000 in fiscal 1997. Domestic net sales for fiscal 1998 increased 34.6% to $202,807,000 from $150,628,000 in fiscal 1997, and Quiksilver Europe's net sales increased 39.6% to $113,308,000 from $81,155,000 for those same periods. Domestic net sales in the men's category, which includes Quiksilver Young Men's, Boys and Accessories, QS Silver Edition, Quiksilver WinterSports and private label product, increased 19.0% to $122,753,000 for fiscal 1998 from $103,111,000 in fiscal 1997. Domestic net sales in the women's category, which includes Quiksilver Roxy, Raisins, Leilani and Radio Fiji, increased 62.5% to $69,357,000 for fiscal 1998 from $42,692,000 in fiscal 1997. Net sales of wintersports hardgoods, which includes Lib Technologies, Gnu, Arcane and Bent Metal, increased to $10,697,000 for fiscal 1998 compared to $4,825,000 for fiscal 1997 which includes Mervin since its acquisition in July of 1997. The increase in domestic men's net sales came across all divisions, except private label as it was being phased out through the early part of fiscal 1998. The Company is benefitting from continued increased consumer demand for its Quiksilver products in this category, which is resulting primarily from improved product design and national marketing. The increase in domestic women's net sales came primarily from the Quiksilver Roxy division, and resulted from increased product offerings and an expanded customer base. For Quiksilver Europe, men's net sales increased 33.4% to $103,850,000 for fiscal 1998 from $77,849,000 in fiscal 1997, while women's net sales increased 186.1% to $9,458,000 from $3,306,000 in fiscal 1997. As measured in French Francs, Quiksilver Europe's functional currency, net sales increased 44.8%.

The gross profit margin for fiscal 1998 increased to 40.1% from 39.0% in fiscal 1997. The domestic gross profit margin for fiscal 1998 increased to 37.0% from 35.8% in fiscal 1997, while Quiksilver Europe's gross profit margin increased to 45.6% in fiscal 1998 from 44.7% in fiscal 1997. The domestic gross profit margin increased primarily as a result of a change in product mix. Sales increased in the women's division during fiscal 1998 where product sells at higher average profit margins. Additionally, sales of private label merchandise, which sells at lower gross profit margins, were lower in fiscal 1998 as that division was being phased out. The gross profit margin increase in Europe resulted primarily from improvement in the fourth quarter of fiscal 1998 compared to the previous year. In the fourth quarter of fiscal 1997, exchange rate fluctuations resulted in higher product costs that could not be fully passed on to customers.

Selling, general and administrative expense ("SG&A") increased 39.9% in fiscal 1998 to $91,508,000 from $65,424,000 in fiscal 1997. Domestic SG&A increased 36.7% to $55,875,000 from $40,887,000, and Quiksilver Europe's SG&A increased 45.2% to $35,633,000 from $24,537,000 in those same periods. Domestically, SG&A increased primarily due to higher personnel and other costs related to increased sales volume, along with increased distribution center expenses. The increase in Quiksilver Europe's SG&A resulted primarily from higher personnel and other costs related to increased sales volume, along with increased advertising expenses and startup costs of two retail stores in Paris, one of which opened in November 1998 with the second expected to open in the second quarter of fiscal 1999.

Net royalty expense for fiscal 1998 increased 56.5% to $2,337,000 from $1,493,000 in fiscal 1997. The increase in royalty expense related to Quiksilver Europe's sales was offset somewhat by higher royalty income from the Company's licensees. The Company receives royalty income from its Mexican, wetsuit, watch, sunglass and outlet store licensees, and it pays royalties on Quiksilver Europe's sales and foreign sales from the U.S. under trademark agreements with Quiksilver International.

Interest expense for fiscal 1998 increased 50.4% to $2,734,000 from $1,818,000 in fiscal 1997. This increase was primarily due to higher average outstanding balances on the Company's lines of credit. In addition to borrowings that provided working capital to support the Company's growth, funds were borrowed to open company-owned retail stores and to acquire Mervin in the latter half of fiscal 1997.

The effective income tax rate for fiscal 1998 increased to 41.6% from 40.6% in fiscal 1997. The increase in the effective income tax rate resulted primarily from higher income tax rates in Europe, which were partially offset by lower overall domestic state income tax rates.

As a result of the above factors, net income for fiscal 1998 increased 42.1% to $17,963,000 or $1.23 per share on a diluted basis from $12,644,000 or $0.90 per share on a diluted basis in fiscal 1997. Basic earnings per share was $1.27 for fiscal 1998 compared to $0.92 for fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

Net sales for fiscal 1997 increased 19.8% to $231,783,000 from $193,474,000 in fiscal 1996. Domestic net sales for fiscal 1997 increased 23.5% to $150,628,000 from $121,932,000 in fiscal 1996, and Quiksilver Europe's net sales increased 13.4% to $81,155,000 from $71,542,000 for those same periods. Domestic net sales in the men's category increased 10.3% to $103,111,000 for fiscal 1997 from $93,486,000 in fiscal 1996. Domestic net sales in the women's category increased 50.1% to $42,692,000 for fiscal 1997 from $28,446,000 in fiscal 1996. Net sales of Mervin Manufacturing totaled $4,825,000 since its acquisition in July of 1997. The increase in domestic men's net sales came primarily from the Quiksilver Young Men's division, where improved product design and national marketing increased consumer demand for these products. The increase in domestic women's net sales came primarily from the Quiksilver Roxy division, and resulted predominately from increased product offerings and sales to existing customers. For Quiksilver Europe, men's net sales increased 12.6% to $77,849,000 for fiscal 1997 from $69,146,000 in fiscal 1996, while women's net sales increased 38.0% to $3,306,000 from $2,396,000 in fiscal 1996. As measured in French Francs, Quiksilver Europe's functional currency, net sales increased 28.4%.

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

SG&A increased 20.3% in fiscal 1997 to $65,424,000 from $54,379,000 in fiscal 1996. Domestic SG&A increased 21.2% to $40,887,000 from $33,738,000, and
Quiksilver Europe's SG&A increased 18.9% to $24,537,000 from $20,641,000 in those same periods. Domestically, SG&A increased primarily due to higher personnel and other costs related to increased sales volume, along with increased marketing and computer system expenses. The increase in Quiksilver Europe's SG&A resulted primarily from higher personnel and other costs related to increased sales volume, along with increased advertising and sales management expenses.

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

The effective income tax rate for fiscal 1997 increased to 40.6% from 39.5% in fiscal 1996. The increase in the effective income tax rate resulted primarily from an income tax increase in France during the third quarter that applies to Quiksilver Europe's full fiscal year. This increase was offset somewhat by the favorable results of an income tax audit in France and by lower overall domestic state income taxes.

As a result of the above factors, net income for fiscal 1997 increased 8.4% to $12,644,000 or $0.90 per share on a diluted basis from $11,660,000 or $0.81 per share on a diluted basis in fiscal 1996. Basic earnings per share was $0.92 for fiscal 1997 compared to $0.85 for fiscal 1996.

Financial Position, Capital Resources and Liquidity

The Company generally finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit domestically and in Europe. Such lines of credit are supplemented by domestic term loans.

Cash used in operations totaled $1,090,000 for fiscal 1998 compared to $7,025,000 for fiscal 1997, and cash provided of $5,511,000 for fiscal 1996. The $5,935,000 decrease in cash used in operations for fiscal 1998 compared to fiscal 1997 was due primarily to the increase in net income plus non-cash charges for depreciation and amortization and provision for doubtful accounts. The cash flow effect of increases in trade accounts receivable and inventories for fiscal 1998 in comparison to such increases in fiscal 1997, were substantially offset by increases in accounts payable and accrued liabilities.

The Company has historically used independent contractors for cutting, sewing and all other manufacturing of the Company's products. However, in the fourth quarter of fiscal 1997, the Company acquired certain assets from two domestic cutting contractors. As a result, substantially all of the Company's domestic cutting is now performed in-house. Sewing and all other manufacturing of the Company's products are expected to continue to be performed by independent contractors. Accordingly, the Company has avoided high levels of capital expenditures for its manufacturing functions. Fiscal 1998 capital expenditures were $19,785,000, compared to $10,312,000 in fiscal 1997 and $4,895,000 in fiscal 1996. The increase in capital expenditures in fiscal 1998 and fiscal 1997 from the 1996 level was primarily due to increased investments in the Company's facilities and computer systems. Computer system investments were increased in both fiscal 1997 and 1998, domestically and in Europe. In fiscal 1997, Quiksilver Europe expanded its distribution facilities, while in fiscal 1998, Quiksilver Europe invested in a new headquarters building and two company-owned Boardriders Club stores in Paris.

As described in Note 2 to the Consolidated Financial Statements, effective July 1, 1997, the Company acquired the operations of Mervin, the maker of two snowboard brands, Lib Technologies and Gnu, and Bent Metal bindings. Cash paid amounted to $500,000 in fiscal 1998 and $1,900,000 in fiscal 1997. The Company also assumed bank debt of $2,682,000 in fiscal 1997, which was repaid with proceeds from the Company's existing domestic revolving loan. Additional consideration of up to $2,100,000 will be paid if Mervin achieves certain earnings goals through fiscal 2000

In November 1998, Quiksilver Europe moved into its new headquarters in France. In addition, the Company is in the process of moving its domestic headquarters, currently located in Costa Mesa, California, to a larger facility in Huntington Beach, California. Funds will also be used to open company-owned retail stores in fiscal 1999, and the Company will continue to purchase equipment from time to time in the normal course of business. Capital spending for these and other projects in fiscal 1999 is expected to aggregate between $18,000,000 and $22,000,000.

Effective July 17, 1998, the Company's loan agreement with a U.S. bank (the "Agreement") was amended. The amended Agreement provides for (I) an unsecured revolving line of credit of up to $38,000,000, including a $17,000,000 sublimit for letters of credit and (II) two unsecured term loans initially totaling $17,000,000. As of October 31, 1998, the Company had $17,465,000 of cash borrowings outstanding under the revolving line of credit. The revolving line of credit expires in May 2000 and bears interest based on the bank's reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. The weighted average interest rate at October 31, 1998 was 6.6%. The term loans are repayable monthly through June 2008, and bear interest based on LIBOR, with a weighted average interest rate at October 31, 1998 of 7.1%. The Agreement contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, dividend restrictions and debt-to-tangible net worth requirements. At October 31, 1998, the Company was in compliance with such covenants.

Quiksilver Europe has available unsecured lines of credit with banks that provide for maximum cash borrowings of approximately $7,300,000 in addition to approximately $11,100,000 available for the issuance of letters of credit. At October 31, 1998, the Quiksilver Europe lines of credit bore interest at rates ranging from 4.20% to 4.30%, and no cash borrowings were outstanding.

During fiscal 1998, net cash provided by financing activities totaled $19,977,000 compared to $19,987,000 in fiscal 1997 and net cash used in financing activities of $611,000 in fiscal 1996. The additional borrowings during fiscal 1998 and fiscal 1997 were used to fund the capital expenditures, the increases in inventories and trade accounts receivable, and the acquisition of Mervin as discussed above.

Cash and cash equivalents decreased $1,074,000 to $3,029,000 at October 31, 1998 from $4,103,000 at October 31, 1997, while working capital increased $25,028,000 or 37.2% to $92,321,000 from $67,293,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

During fiscal 1998, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock. The split was effected in the form of a dividend on April 24, 1998 to shareholders of record on April 16, 1998.

Consolidated trade accounts receivable increased 43.4% to $78,390,000 at October 31, 1998 from $54,668,000 at October 31, 1997. Domestic trade accounts receivable increased 47.3% to $54,327,000 at October 31, 1998 from $36,887,000 at October 31, 1997, and Quiksilver Europe's trade accounts receivable increased 35.3% to $24,063,000 from $17,781,000 for the same period. These increases were primarily due to increased sales in the fourth quarter of fiscal 1998 versus the fourth quarter of fiscal 1997. The Company's average collection period decreased to approximately 65 days at the end of fiscal 1998 compared to 70 days at the end of fiscal 1997.

Consolidated inventories increased 45.9% to $70,575,000 at October 31, 1998 from $48,372,000 at October 31, 1997. Domestic inventories increased 37.5% to $53,295,000 at October 31, 1998 from $38,758,000 at October 31, 1997. This increase occurred primarily to support higher sales for the Holiday and Spring seasons of 1998/1999. Quiksilver Europe's inventories increased 79.7% to $17,280,000 at October 31, 1998 from 9,614,000 at October 31, 1997. This increase is due primarily to anticipated increased sales in the upcoming Spring/Summer season and from accelerated finished goods production. The Company's average inventory turnover was 3.5 turns at the end of fiscal 1998, which is increased somewhat from an average inventory turnover at the end of fiscal 1997 of 3.3 turns.

Significant Accounting Estimates

In recent years, certain customers of the Company have experienced financial difficulties, including the filing for reorganization proceedings under bankruptcy laws. The Company has not generally incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that its allowance for doubtful accounts at October 31, 1998 is adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other customers could have an adverse impact on the Company's financial position or results of operations.

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

During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to report basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company's outstanding stock options computed using the treasury stock method. Prior period net income per share data were restated for consistency.

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 and SFAS No. 131 must be adopted by the Company beginning with fiscal 1999 and will result in an additional statement that reports comprehensive income and different disclosure regarding the Company's operations on a segmented basis. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 must be implemented by the Company by fiscal 2000 and will change the Company's accounting for its foreign currency contracts. The effects of SFAS No. 133 on the Company's consolidated financial statements have not been determined.

Year 2000 Readiness Disclosure

The Company has undertaken a Year 2000 Compliance Project ("Y2K Project") that is designed to ensure that the Company can effectively conduct business beyond January 1, 2000, and that disruption from December 31, 1999 to January 1, 2000 is minimized. Although no assurances can be given regarding the result of the Year 2000 event itself, major components of the Company's Y2K Project are expected to be completed by the end of the third quarter of fiscal 1999.

The Company's Y2K Plan addresses reporting compliance and legal concerns and contains various phases, including evaluation of systems, planning for system fixes, implementation of system fixes, development of contingency plans, and testing of system fixes. The Company has completed the evaluation phase related to internal systems and is in the process of evaluating the state of readiness of its major suppliers and customers. The planning phase for fixing internal systems is completed, and currently the Company is implementing and testing system fixes. The Company's main apparel production and inventory tracking system software and related hardware has been upgraded. Such software has been certified as Y2K compliant, and the related hardware and operating system software has been warranted as Y2K compliant. The components of the Company's LAN-based software and hardware that require upgrading should be upgraded and tested through the first three quarters of fiscal 1999, and the

Company's accounts payable and general ledger systems should be upgraded during that same time period. The Company is assessing the state of readiness of its major suppliers and customers through written inquiry and evaluation of responses. The Company intends to follow up with those suppliers or customers that indicate material problems. Alternate suppliers or service providers will be identified for those whose responses indicate an unusually high risk of a Y2K problem. The Company's evaluation of business processes that are not related to information systems, and the development of contingency plans where such evaluation identifies a high risk of a Y2K problem should be completed by the third quarter of fiscal 1999.

The main risks of the Company's Y2K Project are the uncertainties as to whether the Company's suppliers can continue to perform their services for the Company uninterrupted by the Y2K event, and whether the Company's customers can continue to operate their business uninterrupted by the Y2K event. Although the state of readiness of the Company's suppliers and customers will be monitored and evaluated, and contingency plans will be developed, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or customers. Nor can any assurances be given as to eventual effectiveness of the Company's contingency plans.

When the Company's systems were upgraded as part of its Y2K Project, other improvements to the Company's system were made. The cost of the Company's Y2K Project, including such system upgrades, is estimated to be approximately $550,000 through October 31, 1998 with $800,000 expected to be incurred in fiscal 1999.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words "believes", "anticipates", "expects", "estimates" and similar expressions are intended to identify, in certain circumstances, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from the predicted results, performance or achievements. Such factors include, among others, the following:

     o    General economic and business conditions,

     o    The acceptance in the marketplace of new products,

     o The availability of outside contractors at prices favorable to the Company,

     o The ability to source raw materials at prices favorable to the Company,

     o    Currency fluctuations,

     o    Changes in business strategy or development plans,

     o    Availability of qualified personnel,

     o    The impact of Y2K on customer and supplier operations,

     o Changes in political, social and economic conditions and local regulations, particularly in Europe and Asia, and

     o Other factors outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company.

Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt. (See also Note 14 to the Company's consolidated financial statements.)

Foreign Currency

Approximately 35.8% of the Company's net sales in fiscal 1998 was generated by Quiksilver Europe. The functional currency of Quiksilver Europe is the French Franc. However, Quiksilver Europe sells in various European countries and collects at future dates in the customers' local currencies and purchases raw materials and finished goods in U.S. dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Quiksilver Europe enters into foreign currency contracts in managing its foreign exchange risk on foreign currency transactions and does not use the contracts for trading purposes. The Company's goal is to protect the Company from the risk that the eventual French Franc net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Firmly committed transactions are hedged with forward exchange contracts. Gains and losses related to hedges of firmly committed transactions are deferred and recognized when the hedged transaction occurs.

For financial reporting purposes, Quiksilver Europe's statements of income are translated from French Francs into U.S. Dollars at exchange rates in effect during the reporting period. When the French Franc strengthens compared to the U.S. Dollar, there is a positive effect on Quiksilver Europe's results as reported in the Company's Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect. In fiscal 1998, the U.S. Dollar strengthened compared to the French Franc, which had the corresponding negative effect on the Company's reported results for fiscal 1998. Net sales of Quiksilver Europe as measured in French Francs increased 44.8% in fiscal 1998 compared to fiscal 1997, but as measured in U.S. Dollars and reported in the Company's Consolidated Statement of Income, Quiksilver Europe's net sales increased 39.6%. To reduce the Company's exposure to these translation risks, Quiksilver Europe advances funds to the domestic business that are repayable in French Francs and approximate the expected earnings of Quiksilver Europe.

Certain countries in which Quiksilver Europe operates adopted the euro as a legal currency effective January 1, 1999. Euro notes and coins are expected to begin circulation after a three-year transition period on January 1, 2002. Quiksilver Europe has analyzed whether the conversion to the euro will materially affect its business operations. Quiksilver Europe's information systems are capable of processing transactions in euros. Additionally, Quiksilver Europe is planning to upgrade its information systems through fiscal 2000 to enhance its capability to process transactions and keep records in euros. While the Company is uncertain as to the ultimate impact of the conversion, the Company does not expect costs in connection with the euro conversion to be material.

Interest Rates

The majority of the Company's lines of credit and long term debt, with a total balance of $48,427,000 at October 31, 1998, bears interest based on LIBOR. The weighted average interest rate at October 31, 1998 was 5.9%. If interest rates were to increase by 10%, the estimated impact on the Company's consolidated financial statements would be to reduce net income by approximately $200,000 after taxes based on amounts outstanding and rates in effect at October 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1998 and is incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1998 and is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1998 and is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1998 and is incorporated herein by this reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          1. Consolidated Financial Statements See "Index to Consolidated Financial Statements"

          2.   Exhibits See "Exhibit Index"

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 1998.

                                QUIKSILVER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
INDEPENDENT AUDITORS' REPORT.........................................  21

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets
       October 31, 1998 and 1997.....................................  22

    Consolidated Statements of Income
       Years Ended October 31, 1998, 1997 and 1996...................  23

    Consolidated Statements of Stockholders' Equity
       Years Ended October 31, 1998, 1997 and 1996...................  24

    Consolidated Statements of Cash Flows
       Years Ended October 31, 1998, 1997 and 1996...................  25

    Notes to Consolidated Financial Statements.......................  26

                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders of
Quiksilver, Inc.:

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quiksilver, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

December 15, 1998
Costa Mesa, California

                                QUIKSILVER, INC.

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1998 AND 1997

                                                                               1998             1997
                                                                               ----             ----
ASSETS
Current assets:
   Cash and cash equivalents...........................................    $  3,029,000    $  4,103,000
   Trade accounts receivable, less allowance for doubtful accounts of
     $3,738,000 (1998) and $2,725,000 (1997) -- Note 3.................      78,390,000      54,668,000
   Other receivables...................................................       3,720,000       1,773,000
   Inventories -- Note 4...............................................      70,575,000      48,372,000
   Deferred income taxes -- Note 11....................................       3,144,000       1,782,000
   Prepaid expenses and other current assets...........................       1,206,000       1,059,000
                                                                           ------------    ------------
         Total current assets..........................................     160,064,000     111,757,000

Fixed assets, net -- Notes 5 and 6.....................................      31,996,000      16,436,000
Trademark, less accumulated amortization of
   $1,845,000 (1998) and $1,646,000 (1997) -- Note 10..................       1,589,000       1,778,000
Goodwill, less accumulated amortization of
   $4,484,000 (1998) and $3,807,000 (1997) -- Note 2...................      17,381,000      18,141,000
Deferred income taxes -- Note 11.......................................         264,000         569,000
Other assets...........................................................       1,777,000         969,000
                                                                           ------------    ------------
         Total assets..................................................    $213,071,000    $149,650,000
                                                                           ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit -- Note 6...........................................    $ 17,465,000    $ 18,671,000
   Accounts payable....................................................      26,340,000      13,079,000
   Accrued liabilities -- Note 7.......................................      17,269,000      10,725,000
   Current portion of long term debt -- Note 6.........................       3,293,000       1,474,000
   Income taxes payable -- Note 11.....................................       3,376,000         515,000
                                                                           ------------    ------------
         Total current liabilities.....................................      67,743,000      44,464,000
Long term debt -- Note 6...............................................      27,669,000      10,178,000
                                                                           ------------    ------------
         Total liabilities.............................................      95,412,000      54,642,000
                                                                           ------------    ------------
Commitments and contingencies -- Note 8

Stockholders' equity -- Note 9:
   Preferred stock, $.01 par value, authorized shares --
      5,000,000; issued and outstanding shares -- none.................              --              --
   Common stock, $.01 par value, authorized shares --
      30,000,000; issued and outstanding shares --
      14,552,298 (1998) and 14,278,940 (1997)..........................         146,000         143,000
   Additional paid-in capital..........................................      25,920,000      22,585,000
   Retained earnings...................................................      95,006,000      77,043,000
   Treasury stock, 260,000 shares......................................      (3,054,000)     (3,054,000)
   Cumulative foreign currency translation adjustment..................        (359,000)     (1,709,000)
                                                                           ------------    ------------
         Total stockholders' equity....................................     117,659,000      95,008,000
                                                                           ------------    ------------
         Total liabilities and stockholders' equity....................    $213,071,000    $149,650,000
                                                                           ============    ============


                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                 1998            1997            1996
                                                                 ----            ----            ----
Net sales...............................................    $316,115,000     $231,783,000   $193,474,000
Cost of goods sold......................................     189,399,000      141,487,000    117,380,000
                                                            ------------     ------------   ------------
   Gross profit.........................................     126,716,000       90,296,000     76,094,000
                                                            ------------     ------------   ------------
Operating expenses:
   Selling, general and administrative expense..........      91,508,000       65,424,000     54,379,000
   Royalty income.......................................      (1,514,000)      (1,379,000)    (1,095,000)
   Royalty expense......................................       3,851,000        2,872,000      2,540,000
                                                            ------------     ------------   ------------
      Total operating expenses..........................      93,845,000       66,917,000     55,824,000
                                                            ------------     ------------   ------------
Operating income........................................      32,871,000       23,379,000     20,270,000
Interest expense........................................       2,734,000        1,818,000        785,000
Foreign currency (gain) loss............................        (946,000)          80,000        (53,000)
Other expense...........................................         315,000          198,000        259,000
                                                            ------------     ------------   ------------
Income before provision for income taxes................      30,768,000       21,283,000     19,279,000
Provision for income taxes -- Note 11...................      12,805,000        8,639,000      7,619,000
                                                            ------------     ------------   ------------
Net income..............................................    $ 17,963,000     $ 12,644,000   $ 11,660,000
                                                            ============     ============   ============

Net income per share -- Note 1..........................           $1.27            $0.92          $0.85
                                                            ============     ============   ============
Net income per share, assuming dilution -- Note 1.......           $1.23            $0.90          $0.81
                                                            ============     ============   ============

Weighted average common shares outstanding -- Note 1....      14,096,000       13,815,000     13,761,000
                                                            ============     ============   ============
Weighted average common shares outstanding,
   assuming dilution -- Note 1..........................      14,547,000       14,074,000     14,418,000
                                                            ============     ============   ============


                       See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                                                 Cumulative
                                                                                                  Foreign
                                                      Additional                                  Currency        Total
                                    Common Stock        Paid-in      Retained    Treasury        Translation  Stockholders'
                                  Shares     Amount     Capital      Earnings      Stock          Adjustment     Equity
                                ----------  --------  -----------  -----------   ------------    -----------  -------------
Balance, November 1, 1995....   13,551,210  $136,000  $15,050,000  $52,739,000   $         --    $ 1,013,000   $ 68,938,000

  Exercise of stock
    options..................      379,482     4,000    2,731,000           --             --             --      2,735,000
  Tax benefit from
    exercise of stock
    options..................           --        --    1,120,000           --             --             --      1,120,000
  Repurchase of common
    stock....................           --        --           --           --     (3,054,000)                   (3,054,000)
  Foreign currency
    translation
    adjustment...............           --        --           --           --                      (672,000)      (672,000)
  Net income.................           --        --           --   11,660,000             --             --     11,660,000
                                ----------  --------  -----------  -----------   ------------    -----------    -----------
Balance, October 31, 1996....   13,930,692   140,000   18,901,000   64,399,000     (3,054,000)       341,000     80,727,000

  Exercise of stock
    options..................      348,248     3,000    2,815,000           --             --             --      2,818,000
  Tax benefit from
    exercise of stock
    options..................           --        --      869,000           --             --             --        869,000
  Foreign currency
    translation
    adjustment...............           --        --           --           --             --    (2,050,000)     (2,050,000)
  Net income.................           --        --           --   12,644,000             --            --      12,644,000
                                ----------  --------  -----------  -----------   ------------    -----------   ------------
Balance, October 31, 1997....   14,278,940   143,000   22,585,000   77,043,000     (3,054,000)    (1,709,000)    95,008,000

  Exercise of stock
    options..................      273,358     3,000    2,603,000           --             --             --      2,606,000
  Tax benefit from
    exercise of stock
    options..................           --        --      732,000           --             --             --        732,000
  Foreign currency
    translation
    adjustment...............           --        --           --           --             --      1,350,000      1,350,000
  Net income.................           --        --           --   17,963,000             --             --     17,963,000
                                ----------  --------  -----------  -----------   ------------    -----------   ------------
Balance, October 31, 1998....   14,552,298  $146,000  $25,920,000  $95,006,000    $(3,054,000)   $  (359,000)  $117,659,000
                                ==========  ========  ===========  ===========    ===========    ===========   ============


                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                 1998            1997         1996
                                                                 ----            ----         ----
Cash flows from operating activities:
   Net income...........................................     $17,963,000    $ 12,644,000  $ 11,660,000
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization..................       5,621,000       3,715,000     2,697,000
         Provision for doubtful accounts ...............       2,886,000       3,261,000     2,196,000
         Loss on sale of fixed assets...................        (174,000)        189,000        49,000
         Deferred income taxes..........................      (1,057,000)       (515,000)      (87,000)
         Changes in operating assets and liabilities,
            net of effects from purchase of Mervin
            Manufacturing, Inc. (1997):
               Trade accounts receivable................     (25,510,000)    (15,080,000)   (8,953,000)
               Other receivables........................      (1,866,000)        284,000      (747,000)
               Inventories..............................     (21,332,000)    (11,699,000)   (7,552,000)
               Prepaid expenses and other
                  current assets........................        (270,000)        120,000       203,000
               Other assets.............................        (315,000)             --      (454,000)
               Accounts payable.........................      12,643,000        (852,000)    3,768,000
               Accrued liabilities......................       6,811,000          97,000     1,434,000

               Income taxes payable.....................       3,510,000         811,000     1,297,000
                                                             -----------    ------------  ------------
                  Net cash (used in) provided by
                     operating activities...............      (1,090,000)     (7,025,000)    5,511,000
                                                             -----------    ------------  ------------
Cash flows from investing activities:
   Proceeds from sales of fixed assets..................         371,000          82,000        75,000
   Capital expenditures.................................     (19,785,000)    (10,312,000)   (4,895,000)
   Acquisition of Mervin Manufacturing, Inc.............        (500,000)     (1,900,000)           --
                                                             -----------    ------------  ------------
                  Net cash used in investing
                     activities.........................     (19,914,000)    (12,130,000)   (4,820,000)
                                                             -----------    ------------  ------------
Cash flows from financing activities:
   Borrowings on lines of credit........................      28,668,000      41,928,000    24,365,000
   Payments on lines of credit..........................     (29,731,000)    (33,884,000)  (24,145,000)
   Borrowings on long-term debt.........................      20,488,000       9,908,000            --
   Payments on long-term debt...........................      (2,054,000)       (783,000)     (512,000)
   Proceeds from stock option exercises.................       2,606,000       2,818,000     2,735,000
   Purchase of treasury stock...........................              --              --    (3,054,000)
                                                             -----------    ------------  ------------
                  Net cash provided by (used in)
                     financing activities...............      19,977,000      19,987,000      (611,000)
Effect of exchange rate changes on cash.................         (47,000)       (158,000)     (112,000)
                                                             -----------    ------------  ------------
Net (decrease) increase in cash and cash equivalents....      (1,074,000)        674,000       (32,000)
Cash and cash equivalents, beginning of year............       4,103,000       3,429,000     3,461,000
                                                             -----------    ------------  ------------
Cash and cash equivalents, end of year..................     $ 3,029,000    $  4,103,000  $  3,429,000
                                                             ===========    ============  ============

Supplementary cash flow information:
   Cash paid during the year for:
      Interest..........................................     $ 2,644,000    $  1,712,000  $    781,000
                                                             ===========    ============  ============
      Income taxes......................................     $10,275,000    $  8,691,000  $  6,668,000
                                                             ===========    ============  ============
   Non-cash financing activity --
      Bank debt assumed in acquisition (Note 2).........     $        --    $  2,682,000  $         --
                                                             ===========    ============  ============


                       See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Company Business

The Company designs, arranges for the manufacture of, and distributes casual sportswear, swimwear, activewear, snowboardwear and related accessories primarily for young men, boys, young women and girls under the "Quiksilver", "Quiksilver Roxy", "Raisins", "Radio Fiji", "Leilani", "Island Soul" and "QS Silver Edition" labels, and manufactures snowboards, snowboard boots and bindings under the Lib Technologies, Gnu, Arcane and Bent Metal labels. The Company distributes its products in surf shops, specialty stores, selected department stores and snowboard shops in the United States, Europe and Japan. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company owns all rights to use the "Quiksilver" name, logo, and trademark in the United States, Puerto Rico and Mexico and has a license agreement with Quiksilver International, Pty., Ltd., an Australian company ("Quiksilver International"), to use the "Quiksilver" name, logo, and trademark in various other territories. The Company owns the worldwide rights or has developed its other labels internally.

The Company competes in markets that are highly competitive. The Company's ability to evaluate and respond to changing consumer demands and tasks is critical to its success. The Company believes that consumer acceptance depends on product, image, design, fit and quality. Consequently, the Company has developed an experienced team of designers, artists, merchandisers, pattern makers, and cutting and sewing contractors that it believes has helped it remain in the forefront of design in the areas in which it competes. The Company believes, however, that its continued success will depend on its ability to promote its image and to design products acceptable to the marketplace.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quiksilver, Inc., QS Retail, Inc. and Mt. Waimea, Inc. ("Quiksilver"), Na Pali, S.A. and subsidiaries ("Quiksilver Europe") and Mervin Manufacturing, Inc. ("Mervin"), its wholly-owned subsidiaries (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

Certificates of deposit and highly liquid short-term investments purchased with original maturities of three months or less are considered cash equivalents.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Fixed Assets

Furniture, equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to ten years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. The cost of land use rights for certain leased retail locations (totaling $4,100,000 at October 31, 1998) is included in, and accounted for, as land in the accompanying consolidated financial statements and is reviewed annually for impairment.

Trademark

The trademark is being amortized on a straight-line basis over 20 years.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.

Goodwill

Goodwill arose primarily from the acquisitions of Quiksilver Europe, The Raisin Company, Inc., and Mervin and is being amortized on a straight-line basis over 30 years. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows from each acquisition.

Revenue Recognition

Sales are recognized when merchandise is shipped to a customer.

Stock Based Compensation

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. Included in Note 9 -- Stockholders' Equity to these consolidated financial statements are the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".

Income Taxes

The Company accounts for income taxes using the asset and liability approach as promulgated by SFAS No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company's management, it is more likely than not that such assets will not be realized.

Net Income Per Share

During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which requires the Company to report basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company's outstanding stock options computed using the treasury stock method. Prior period net income per share data was restated for consistency.

On March 10, 1998, the Company's Board of Directors approved a two-for-one stock split of the Company's Common Stock. The split was effected in the form of a dividend on April 24, 1998 to shareholders of record on April 16, 1998. All share and per share information has been restated to reflect the stock split.

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

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 and SFAS No. 131 must be adopted by the Company beginning with fiscal 1999 and will result in an additional statement that reports comprehensive income and different disclosure regarding the Company's operations on a segmented basis. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 must be implemented by the Company by fiscal 2000 and will change the Company's accounting for its foreign currency contracts. The effects of SFAS No. 133 on the Company's consolidated financial statements have not yet been determined.

NOTE 2 -- ACQUISITION

Effective July 1, 1997, the Company acquired the operations of Mervin, the maker of two snowboard brands, Lib Technologies and Gnu, and Bent Metal bindings. The initial purchase price was $4,582,000, which includes a cash payment of $1,900,000 and assumed bank debt of $2,682,000. Under the terms of the purchase agreement, additional consideration aggregating $2,600,000 will be paid if Mervin achieves certain earnings goals through fiscal 2000. Mervin achieved its goal for the four months ended October 31, 1997, which resulted in a payment of $500,000 in January 1998 and an adjustment to goodwill of $500,000 at October 31, 1997. Mervin did not achieve its goal for the year ended October 31, 1998. The pro forma results of operations computed as if Mervin had been acquired as of November 1, 1995 would not be materially different from actual reported results of operations. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $3,844,000, which is being amortized over 30 years.

NOTE 3 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts includes the following:

                                                      YEARS ENDED OCTOBER 31,
                                              ---------------------------------------
                                                 1998          1997           1996
                                              ----------    -----------   -----------
Balance, beginning of year................    $2,725,000    $ 2,873,000   $ 2,717,000
   Provision for doubtful accounts........     2,886,000      3,261,000     2,196,000
   Deductions.............................    (1,873,000)    (3,409,000)   (2,040,000)
                                              ----------    -----------   -----------
Balance, end of year......................    $3,738,000    $ 2,725,000   $ 2,873,000
                                              ==========    ===========   ===========


NOTE 4 -- INVENTORIES

Inventories consist of the following:

                                                            OCTOBER 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
Raw materials...................................    $ 18,531,000   $ 16,754,000
Work in process.................................       9,323,000      5,693,000
Finished goods..................................      42,721,000     25,925,000
                                                    ------------   ------------
                                                    $ 70,575,000   $ 48,372,000
                                                    ============   ============


NOTE 5 -- FIXED ASSETS

Fixed assets consist of the following:

                                                           OCTOBER 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   -------------
Furniture and equipment.........................    $ 29,597,000   $ 18,449,000
Leasehold improvements..........................       7,934,000      3,560,000
Land and buildings..............................       9,022,000      4,460,000
                                                    ------------   ------------
                                                      46,553,000     26,469,000
Accumulated depreciation and amortization.......     (14,557,000)   (10,033,000)
                                                    ------------   ------------
                                                    $ 31,996,000   $ 16,436,000
                                                    ============   ============


NOTE 6 -- LINES OF CREDIT AND LONG TERM DEBT

Effective July 17, 1998, the Company's loan agreement with a U.S. bank (the "Agreement") was amended. The amended Agreement provides for (I) an unsecured revolving line of credit of up to $38,000,000, including a $17,000,000 sublimit for letters of credit and (II) two unsecured term loans initially totaling $17,000,000. The revolving line of credit expires in May 2000 and bears interest based on the bank's reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. The weighted average interest rate at October 31, 1998 was 6.6%. The term loans are repayable monthly through June 2008, and bear interest based on LIBOR, with a weighted average interest rate at October 31, 1998 of 7.1%. As of October 31, 1998, the Company had $17,465,000 of cash borrowings outstanding under the revolving line of credit and $15,500,000 outstanding under the term loans.

The Agreement contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, dividend restrictions and debt-to-tangible net worth requirements. At October 31, 1998, the Company was in compliance with such covenants.

Quiksilver Europe also has available unsecured lines of credit with banks that provide for financing of approximately $7,300,000 in addition to approximately $11,100,000 available for the issuance of letters of credit. At October 31, 1998, these lines of credit bore interest at rates ranging from 4.20% to 4.30%, and no cash borrowings were outstanding. The lines of credit expire on various dates through January 1999. The Company believes that these lines of credit will be renewed with substantially similar terms. Quiksilver Europe has $15,462,000 of long term debt, the majority of which is collateralized by land and buildings. Such long term debt bears interest at rates ranging generally from 3.8% to 6.0%, requires monthly, quarterly or annual principal and interest payments and is due at various dates through 2009.


Principal payments on long term debt are due approximately as follows:

        1999.....................................    $ 3,293,000
        2000.....................................      3,915,000
        2001.....................................      3,984,000
        2002.....................................      3,931,000
        2003.....................................      4,268,000
        Thereafter...............................     11,571,000
                                                     -----------
                                                     $30,962,000
                                                     ===========


NOTE 7 -- ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                            OCTOBER 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
Accrued employee compensation and benefits......    $ 11,681,000   $  5,074,000
Accrued sales and payroll taxes.................       2,091,000      2,332,000
Other liabilities...............................       3,497,000      3,319,000
                                                    ------------   ------------
                                                    $ 17,269,000   $ 10,725,000
                                                    ============   ============


NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 1998:

        1999.....................................    $ 3,305,000
        2000.....................................      3,105,000
        2001.....................................      3,033,000
        2002.....................................      3,034,000
        2003.....................................      2,910,000
        Thereafter...............................      8,503,000
                                                     -----------
                                                     $23,890,000
                                                     ===========

Total rent expense was $2,534,000, $1,312,000 and $1,179,000 during the years ended October 31, 1998, 1997 and 1996, respectively.

Litigation

Legal claims against the Company consist of matters incidental to the Company's business. In the opinion of management, the outcome of these claims will not materially affect the Company's consolidated financial position or results of operations.


NOTE 9 -- STOCKHOLDERS' EQUITY

In March 1996, the Company's stockholders approved the Company's 1996 Stock Option Plan (the "1996 Plan") and the 1995 Nonemployee Directors' Stock Option Plan, which generally replaced the Company's previous stock option plans. Under the 1996 Plan, nonqualified and incentive options to acquire up to 2,400,000 shares of common stock may be granted to officers and other employees selected by the plan's administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash, or, with the consent of the committee, by delivering previously outstanding shares of the Company's Common Stock. Options are exercisable over a period of time, generally three to five years, as designated by the committee and are subject to such other terms and conditions as the committee determines.

Changes in shares under option for the years ended October 31, 1998, 1997 and 1996 are summarized as follows:

                                                  YEARS ENDED OCTOBER 31,
                               --------------------------------------------------------------
                                      1998                  1997                 1996
                               -------------------   ------------------   -------------------
                                          WEIGHTED              WEIGHTED             WEIGHTED
                                          AVERAGE               AVERAGE              AVERAGE
                                 SHARES    PRICE      SHARES     PRICE     SHARES     PRICE
                               ---------  -------   ---------   -------- ---------   --------
Outstanding, beginning
    of year..................  2,217,230  $11.21    2,293,946    $10.29  1,251,766   $ 7.08
  Granted....................    681,934   14.14      491,532     14.36  1,482,000    12.21
  Exercised..................   (273,358)   9.72     (348,248)     8.10   (379,482)    7.21
  Canceled...................    (61,534)  13.17     (220,000)    12.81    (60,338)    9.68
                               ---------           ----------            ---------
Outstanding, end of year.....   2,564,272 $12.23    2,217,230    $11.21  2,293,946   $10.29
                               ========== ======   ==========    ======  =========   ======

Options exercisable,
    end of year..............   1,156,871 $10.45      784,442    $ 8.73    488,908   $ 5.83
                               ========== ======   ==========    ======  =========   ======

Weighted average fair value
    of options granted
    during the year..........             $ 7.24                 $ 6.57              $ 6.78
                                          ======                 ======              ======

Outstanding stock options at October 31, 1998 consist of the following:

                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                        ---------------------------------        ---------------------
                                     WEIGHTED
    RANGE OF                          AVERAGE    WEIGHTED                     WEIGHTED
    EXERCISE                         REMAINING   AVERAGE                      AVERAGE
     PRICES               SHARES       LIFE       PRICE           SHARES       PRICE
---------------         ---------    ---------   --------        ---------    --------
                                      (YEARS)
$ 2.69 --$ 6.63           226,000      4.7       $ 4.56            226,000    $  4.56
  7.63 -- 13.75         1,643,172      7.8        11.52            724,591      10.79
 15.13 -- 19.44           695,100      8.3        16.39            206,280      15.71
                        ----------                               ---------
  2.69 -- 19.44         2,564,272      7.7       $12.23          1,156,871     $10.45
                        =========                ======          =========     ======


The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 1998, 1997 and 1996 assuming risk-free interest rates of 5.2%, 6.5% and 6.5%, respectively, volatility of 52.4%, 41.9% and 56.7%, respectively, zero dividend yield, and expected lives of five years for all periods. If compensation expense was determined based on the fair value method beginning with grants in the year ended October 31, 1996, the Company's net income and net income per share, assuming dilution would have been reduced to the pro forma amounts indicated below:

                                                                    YEARS ENDED OCTOBER 31,
                                                           ----------------------------------------
                                                               1998          1997          1996
                                                           -----------    -----------   -----------
  Actual net income....................................    $17,963,000    $12,644,000   $11,660,000
  Pro forma net income.................................     14,785,000     10,503,000    10,932,000

  Actual net income per share, assuming dilution.......          $1.23          $0.90         $0.81
  Pro forma net income per share, assuming dilution....           1.04           0.77          0.78

The impact of outstanding nonvested stock options granted prior to the year ended October 31, 1996 has been excluded from the pro forma calculation. Accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments.

As of October 31, 1998, there were 671,702 shares of common stock under the 1996 Plan that were available for future grant.

During the year ended October 31, 1996, the Company's Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's common stock. As of October 31, 1998, 260,000 shares had been repurchased at a cost of $3,054,000. Such repurchased shares are reflected as Treasury Stock in the Company's Consolidated Balance Sheet.


NOTE 10 -- ROYALTY, TRADEMARK AND ADVERTISING

The Company and Quiksilver International entered into an agreement in January 1996 that requires, among other things, the Company to pay a fee of approximately $350,000 per year for advertising and promotion. The agreement expires in January 2006, and the promotional fee is adjusted annually based on annual sales volume of Quiksilver.

Quiksilver Europe has a European trademark license and manufacturing agreement (the European "Trademark Agreement") with Quiksilver International. The Trademark Agreement provides that Quiksilver Europe can sell products under the "Quiksilver" trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily western Europe). In consideration of the rights granted under the agreement, Quiksilver Europe pays to Quiksilver International a royalty on a monthly basis as follows:

     (a) For any year where Quiksilver Europe's net sales total 150,000,000 French francs (approximately $27,000,000 at October 31, 1998) or less, the total royalty is 4% of net sales for that year, up to a maximum royalty of 4,500,000 French francs (approximately $820,000 at October 31, 1998) and;

     (b) For any year where Quiksilver Europe's net sales total greater than 150,000,000 French francs, the total royalty is 4,500,000 French francs plus an amount equal to 3% of Quiksilver Europe's net sales for that year in excess of 150,000,000 French francs.

The Trademark Agreement also requires Quiksilver Europe to pay a quarterly promotional fee of 1% of its net sales.

The Company licensed the use of the "Quiksilver" name, logo, and trademark in Mexico in exchange for royalties of 4.5% of net sales after Mexican taxes, and the use of the "Quiksilver" name and logo on watches, sunglasses and wetsuits in exchange for royalties of 7%, 10% and 4% of sales, respectively. These license agreements expire through 2006.


NOTE 11 -- INCOME TAXES

A summary of the provision for income taxes is as follows:

                                                      YEARS ENDED OCTOBER 31,
                                              ---------------------------------------
                                                 1998          1997           1996
                                              ----------    -----------   -----------
Current:
   Federal................................    $ 6,087,000    $ 4,260,000   $ 3,539,000
   State..................................      1,499,000      1,091,000     1,014,000
   Foreign................................      6,276,000      3,803,000     3,153,000
                                              -----------    -----------   -----------
                                               13,862,000      9,154,000     7,706,000
                                              -----------    -----------   -----------
Deferred:
   Federal................................       (218,000)      (157,000)      (74,000)
   State..................................        (24,000)        31,000       (13,000)
   Foreign................................       (815,000)      (389,000)           --
                                              -----------    -----------   -----------
                                               (1,057,000)      (515,000)      (87,000)
                                              -----------    -----------   -----------
Provision for income taxes................    $12,805,000    $ 8,639,000   $ 7,619,000
                                              ===========    ===========   ===========

A reconciliation of the effective income tax rate to a computed "expected" statutory federal income tax rate is as follows:

                                                      YEARS ENDED OCTOBER 31,
                                                 ---------------------------------
                                                 1998          1997           1996
                                                 ----          ----           ----
Computed "expected" statutory federal income
   tax rate...............................       35.0%         35.0%          35.0

State income taxes, net of federal income
   tax benefit............................        3.1           3.4            3.4
Foreign income tax rate differential......        3.1           2.0             --
Other.....................................        0.4           0.2            1.1
                                                -----          ----          -----
Effective income tax rate.................       41.6%         40.6%          39.5%
                                                =====          ====          =====

The components of net deferred income taxes are as follows:

                                                            OCTOBER 31,
                                                     -------------------------
                                                       1998             1997
                                                     ----------     ----------
Deferred income tax assets:
   Allowance for doubtful accounts..............     $1,384,000     $  871,000
   Trademark amortization.......................        775,000        694,000
   State taxes..................................        370,000        289,000
   Nondeductible accruals and other.............      1,533,000        843,000
                                                     ----------     ----------
                                                      4,062,000      2,697,000
                                                     ----------     ----------
Deferred income tax liabilities:
   Goodwill amortization........................       (319,000)      (209,000)
   Depreciation.................................       (150,000)       (99,000)
   Other........................................       (185,000)       (38,000)
                                                     ----------     ----------
                                                       (654,000)      (346,000)
                                                     ----------     ----------
Net deferred income taxes                            $3,408,000     $2,351,000
                                                     ==========     ==========

The tax benefit from the exercise of certain stock options are reflected as additions to paid-in capital.


NOTE 12 -- RETIREMENT PLAN

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the "Plan"). The Plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company which are approved by the Company's Board of Directors. The Company made contributions of $183,000, $120,000 and $115,000 to the Plan for the years ended October 31, 1998, 1997 and 1996, respectively.

NOTE 13 -- DOMESTIC AND EUROPEAN OPERATIONS

A summary of domestic and European operations is as follows:

                                                  YEARS ENDED OCTOBER 31,
                                        --------------------------------------------
                                           1998             1997             1996
                                        ------------    ------------    ------------
Net sales to unaffiliated customers:
   Domestic.........................    $202,807,000    $150,628,000    $121,932,000
   Europe...........................     113,308,000      81,155,000      71,542,000
                                        ------------    ------------    ------------
      Consolidated..................    $316,115,000    $231,783,000    $193,474,000
                                        ============    ============    ============
Operating income:
   Domestic.........................    $ 20,240,000    $ 14,137,000    $ 10,629,000
   Europe...........................      12,631,000       9,242,000       9,641,000
                                        ------------    ------------    ------------
      Consolidated..................    $ 32,871,000    $ 23,379,000    $ 20,270,000
                                        ============    ============    ============
Identifiable assets:
   Domestic.........................    $144,384,000    $106,956,000    $ 81,028,000
   Europe...........................      68,687,000      42,694,000      34,552,000
                                        ------------    ------------    ------------
      Consolidated..................    $213,071,000    $149,650,000    $115,580,000
                                        ============    ============    ============

(1) Operating income is net sales less cost of goods sold and operating expenses.

(2) Identifiable assets are those assets of the Company that are located in, or relate to operations in, each geographic area.


NOTE 14 -- FINANCIAL INSTRUMENTS

A summary of forward exchange contracts is as follows:

                                  OCTOBER 31, 1998                    OCTOBER 31, 1997
                         -----------------------------------  -----------------------------------
                         U.S. DOLLAR                 FAIR     U.S. DOLLAR                FAIR
                         EQUIVALENT   MATURITY       VALUE    EQUIVALENT   MATURITY      VALUE
                         -----------  ---------  -----------  -----------  ---------  -----------
 German Marks..........  $   512,000  Dec. 1998  $   510,000  $   496,000  Dec. 1997  $   499,000
 German Marks..........           --         --           --    1,758,000  July 1998    1,777,000
 British Pounds........    1,032,000  Dec. 1998    1,071,000      725,000  Dec. 1997      633,000
 British Pounds........    2,555,000  June 1999    2,629,000    2,533,000  July 1998    2,390,000
 Spanish Pesetas.......      773,000  Dec. 1998      765,000      580,000  Dec. 1997      586,000
 Spanish Pesetas.......           --         --           --      953,000  July 1998      964,000
 Italian Lira..........      376,000  Dec. 1998      372,000      671,000  July 1998      663,000
 Netherland Guilders...      187,000  Dec. 1998      187,000      182,000  Dec. 1997      184,000
 Netherland Guilders...           --         --           --      727,000  July 1998      734,000
 U.S. Dollars..........    9,304,000  Sep. 1999    9,000,000           --        --            --
 U.S. Dollars..........   14,788,000 March 1999   14,000,000    8,128,000 March 1998    7,994,000
                         -----------             -----------  -----------             -----------
                         $29,527,000             $28,534,000  $16,753,000             $16,424,000
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


NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial data (unaudited) is as follows:

                                      QUARTER       QUARTER       QUARTER        QUARTER
                                       ENDED         ENDED         ENDED          ENDED
                                    JANUARY 31     APRIL 30       JULY 31      OCTOBER 31
                                    ----------     --------       -------      ----------
Year ended October 31, 1998
   Net sales...................    $55,251,000   $78,192,000    $78,265,000   $104,407,000
   Gross profit................     21,928,000    32,056,000     29,827,000     42,905,000
   Net income..................      2,115,000     5,456,000      4,078,000      6,314,000
   Net income per share,
     assuming dilution.........           0.15          0.38           0.28           0.43
   Trade accounts receivable...     51,902,000    67,036,000     60,752,000     78,390,000
   Inventories.................     61,288,000    54,792,000     65,797,000     70,575,000

Year ended October 31, 1997
   Net Sales...................    $45,944,000   $60,781,000    $58,541,000   $ 66,517,000
   Gross Profit................     17,608,000    24,161,000     22,109,000     26,418,000
   Net Income..................      1,749,000     4,750,000      2,972,000      3,173,000
   Net Income per share,
     assuming dilution.........           0.12          0.34           0.21           0.22
   Trade accounts receivable...     44,151,000    55,168,000     51,151,000     54,668,000
   Inventories.................     42,673,000    36,891,000     46,841,000     48,372,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 1999

QUIKSILVER, INC.
(REGISTRANT)


By: /s/ Robert B. McKnight, Jr.         By: /s/ Steven L. Brink
    Robert B. McKnight, Jr.                 Steven L. Brink
    Chairman of the Board and               Vice President, Secretary, Treasurer
    Chief Executive Officer                 and Chief Financial Officer
    (Principal Executive Officer)           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                        TITLE                         DATE SIGNED
          ----------                        -----                         -----------

/s/ Robert B. McKnight, Jr.         Chairman of the Board and           January 27, 1998
------------------------------      Chief Executive Officer
Robert B. McKnight, Jr.             (Principal Executive Officer)


/s/ Steven L. Brink                 Vice President,  Secretary,         January 27, 1998
------------------------------      Treasurer and Chief Financial
Steven L. Brink                     Officer
                                    (Principal Accounting Officer)

/s/ William M. Barnum, Jr.          Director                            January 27, 1998
------------------------------
William M. Barnum, Jr.


/s/ Charles E. Crowe                Director                            January 28, 1998
------------------------------
Charles E. Crowe


/s/ Michael H, Gray                 Director                            January 27, 1998
------------------------------
Michael H. Gray


/s/ Harry Hodge                     Director                            January 27, 1998
------------------------------
Harry Hodge


/s/ Robert G. Kirby                 Director                            January 27, 1998
------------------------------
Robert G. Kirby


/s/ Tom Roach                       Director                            January 28, 1998
------------------------------
Tom Roach

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

10.2    Standard Industrial Lease--Net dated June 1, 1987 between Griswold
        Industries and Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
        October 31, 1987) .

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

10.7    Second Amendment to the Amended and Restated Loan Agreement dated as of
        July 17, 1998 (incorporated by reference to Exhibit 10.1 of the
        Registrant's Quarterly Report on Form 10-Q for the three months ended
        July 31, 1998).

10.8    Form of Indemnity Agreement between the Registrant and individual
        Directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996).(1)

10.9    Quiksilver,  Inc. Stock Option Plan dated March 24, 1995  (incorporated  by reference  to Exhibit  10.1 of the  Registrant's  Quarterly  Report on Form
        10-Q for the quarter ended April 30, 1995).(1)

10.10   Quiksilver, Inc. 1995 Nonemployee Directors' Stock Option Plan dated
        March 24, 1995 (incorporated by reference to Exhibit 10.2 of the
        Registrant's Quarterly Report on Form 10-Q for the three months ended
        April 30, 1996).(1)

EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.11   Quiksilver, Inc. 1996 Stock Option Plan dated January 26, 1996
        (incorporated by reference to Exhibit 10.1 of the Registrant's
        Quarterly Report on Form 10-Q for the three months ended April 30,
        1996.(1)

10.12 Trademark License and Manufacturing Agreement dated January 26, 1993 between Quiksilver Garments Pty Ltd. and Na Pali, S.A. (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form
        10-K for the fiscal year ended October 31, 1992).

10.13 Employment Agreement between Robert B. McKnight, Jr. and Registrant dated April 1, 1996 (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
        October 31, 1996).(1)

10.14   Employment Agreement between Harry Hodge and Registrant dated April 1,
        1996 (incorporated by reference to Exhibit 10.11 of the Registrant's
        Annual Report on Form 10-K for the fiscal year ended October 31, 1996).
        (1)

10.15   Employment Agreement between Steven L. Brink and Registrant dated
        October 24, 1996 (incorporated by reference to Exhibit 10.12 of the
        Registrant's Annual Report on Form 10-K for the fiscal year ended
        October 31, 1996).(1)

21.1    Names and Jurisdictions of Subsidiaries.

23.1    Independent Auditors' Consent.

27.1    Financial Data Schedule.

----------

(1)  Management contract or compensatory plan.