Form 10-Q
period 1999-01-31
QUIKSILVER INC
filed 1999-03-11
CIK 805305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15131


                                QUIKSILVER, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                 33-0199426
-----------------------------------------         ---------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)


          1740 MONROVIA AVENUE
         COSTA MESA, CALIFORNIA                           92627
-----------------------------------------          --------------------
 (Address of principal executive offices)               (Zip Code)


                                 (949) 645-1395
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

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                                March 2, 1999 was
                                   14,674,507.

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1. Financial Statements:

     Condensed Consolidated Balance Sheets
         January 31, 1999 and October 31, 1998                           2

     Condensed Consolidated Statements of Income
         Three Months Ended January 31, 1999 and 1998                    3

     Condensed Consolidated Statements of Cash Flows
         Three Months Ended January 31, 1999 and 1998                    4

     Notes to Condensed Consolidated Financial Statements                5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              6


Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 9

SIGNATURE                                                               10

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  JANUARY 31,         OCTOBER 31,
                                                                     1999               1998
                                                                -------------         ------------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                    $      75,000       $   3,029,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $4,120,000 (1999)
      and $3,738,000 (1998)                                        73,187,000          78,390,000
    Other receivables                                               3,549,000           3,720,000
    Inventories - Note 2                                           85,004,000          70,575,000
    Prepaid expenses and other current assets                       5,044,000           4,350,000
                                                                -------------       -------------
         Total current assets                                     166,859,000         160,064,000

Property and equipment, less accumulated depreciation
   and amortization of $15,734,000 (1999) and
   $14,557,000 (1998)                                              35,629,000          31,996,000
Trademark, less accumulated amortization of
   $1,894,000 (1999) and $1,845,000 (1998)                          1,542,000           1,589,000
Goodwill, less accumulated amortization of
   $4,682,000 (1999) and $4,484,000 (1998)                         17,182,000          17,381,000
Other assets                                                        1,926,000           2,041,000
                                                                -------------       -------------
         Total assets                                           $ 223,138,000       $ 213,071,000
                                                                =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit                                              $  20,096,000       $  17,465,000
   Accounts payable                                                28,691,000          26,340,000
   Accrued liabilities                                             15,673,000          17,269,000
   Current portion of notes payable                                 3,361,000           3,293,000
   Income taxes payable                                             3,905,000           3,376,000
                                                                -------------       -------------
         Total current liabilities                                 71,726,000          67,743,000

Notes payable                                                      26,740,000          27,669,000
                                                                -------------       -------------
         Total liabilities                                         98,466,000          95,412,000
                                                                -------------       -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none                                                        --                  --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares - 14,934,507                                             149,000             146,000
   Additional paid-in-capital                                      30,773,000          25,920,000
   Retained earnings                                               98,360,000          95,006,000
   Treasury stock, 260,000 shares                                  (3,054,000)         (3,054,000)
   Cumulative foreign currency translation adjustment              (1,556,000)           (359,000)
                                                                -------------       -------------
         Total stockholders' equity                               124,672,000         117,659,000
                                                                -------------       -------------
         Total liabilities and stockholders' equity             $ 223,138,000       $ 213,071,000
                                                                =============       =============



            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED JANUARY 31,
                                                    ------------------------------
                                                        1999               1998
                                                    ------------       ------------
Net sales                                           $ 85,947,000       $ 55,251,000
Cost of goods sold                                    52,526,000         33,323,000
                                                    ------------       ------------
   Gross profit                                       33,421,000         21,928,000
                                                    ------------       ------------
Operating expenses:
   Selling, general and administrative expense        25,991,000         17,395,000
   Royalty income                                       (398,000)          (457,000)
   Royalty expense                                     1,079,000            774,000
                                                    ------------       ------------
      Total operating expenses                        26,672,000         17,712,000
                                                    ------------       ------------
Operating income                                       6,749,000          4,216,000

Interest expense                                         848,000            572,000
Foreign currency loss (gain)                              20,000            (16,000)
Other expense                                            127,000             73,000
                                                    ------------       ------------
Income before provision for income taxes               5,754,000          3,587,000

Provision for income taxes                             2,400,000          1,472,000
                                                    ------------       ------------

Net income                                          $  3,354,000       $  2,115,000
                                                    ============       ============

Basic net income per share                          $       0.23       $       0.15
                                                    ============       ============

Diluted net income per share                        $       0.22       $       0.15
                                                    ============       ============

Weighted average shares outstanding                   14,451,000         14,018,000
                                                    ============       ============

Diluted weighted average shares outstanding           15,231,000         14,304,000
                                                    ============       ============



            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED JANUARY 31,
                                                                --------------------------------
                                                                     1999              1998
                                                                ------------       ------------
Cash flows from operating activities:
   Net income                                                   $  3,354,000       $  2,115,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                             1,829,000          1,250,000
         Provision for doubtful accounts                             587,000            536,000
         Gain on sale of fixed assets                                 (9,000)           (18,000)
         Changes in operating assets and liabilities:
            Trade accounts receivable                              3,724,000          1,125,000
            Other receivables                                          8,000         (1,250,000)
            Inventories                                          (15,314,000)       (13,634,000)
            Prepaid expenses and other current assets               (727,000)          (459,000)
            Other assets                                            (149,000)            62,000
            Accounts payable                                       3,003,000          8,245,000
            Accrued liabilities                                   (1,245,000)           121,000
            Income taxes payable                                     607,000            213,000
                                                                ------------       ------------
               Net cash used in operating activities              (4,332,000)        (1,694,000)

Cash flows from investing activities:
   Proceeds from sales of fixed assets                                 9,000             46,000
   Capital expenditures                                           (5,777,000)        (1,940,000)
   Acquisition of Mervin Manufacturing, Inc.                              --           (500,000
                                                                ------------       ------------
               Net cash used in investing activities              (5,768,000)        (2,394,000)

Cash flows from financing activities:
   Borrowings on lines of credit                                  16,146,000         11,013,000
   Payments on lines of credit                                   (13,514,000)        (9,906,000)
   Borrowings on long-term debt                                      579,000            119,000
   Payments on long-term debt                                       (827,000)          (562,000)
   Proceeds from stock option exercises                            4,852,000                 --
                                                                ------------       ------------
Net cash provided by financing activities                          7,236,000            664,000

Effect of exchange rate changes on cash                              (90,000)          (144,000)
                                                                ------------       ------------
Net decrease in cash and cash equivalents                         (2,954,000)        (3,568,000)
Cash and cash equivalents, beginning of period                     3,029,000          4,103,000
                                                                ------------       ------------
Cash and cash equivalents, end of period                        $     75,000       $    535,000
                                                                ============       ============

Supplementary cash flow information --
  Cash paid during the period for:
      Interest                                                  $    797,000       $    573,000
                                                                ============       ============
      Income taxes                                              $  1,666,000       $  1,215,000
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

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 1999 and 1998. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1998 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.       Inventories consist of the following:


                                     JANUARY 31,          OCTOBER 31,
                                        1999                1998
                                    ------------         ------------
           Raw Materials            $19,850,000          $18,531,000
           Work-In-Process           10,375,000            9,323,000
           Finished Goods            54,779,000           42,721,000
                                    -----------          -----------
                                    $85,004,000          $70,575,000
                                    ===========          ===========

3. During the three months ended April 30, 1998, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock. The split was effected in the form of a dividend on April 24, 1998 to shareholders of record on April 16, 1998. All share and per-share information has been restated to reflect the stock dividend.

4. Effective February 12, 1999, the Company's loan agreement with a U.S. bank was amended to increase the Company's short-term borrowing capacity by $10,000,000 through July 30, 1999.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

Net sales for the three months ended January 31, 1999 increased 55.6% to $85,947,000 from $55,251,000 in the comparable period of the prior year. Domestic net sales for the three months ended January 31, 1999 increased 59.9% to $52,145,000 from $32,603,000 in the comparable period of the prior year, and European net sales increased 49.2% to $33,802,000 from $22,648,000 for those same periods. As measured in French Francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 41.2% compared to the prior year. Domestic mens sales increased 35.0% to $28,216,000 from $20,903,000 in the comparable period of the prior year, while domestic womens sales increased 113.8% to $22,000,000 from $10,288,000. In the domestic division, sales of snowboards, boots and bindings amounted to $1,930,000 for the current year's quarter compared to $1,412,000 in the prior year (from the date of the Mervin acquisition). The domestic mens sales increase came from the Quiksilver Young Mens and Boys divisions. The domestic womens sales increase came from both the Quiksilver Roxy and Raisins divisions. In Europe, mens sales increased 46.0% to $31,268,000 from $21,410,000, while womens sales increased 104.6% to $2,533,000 from $1,238,000. The european mens sales increase came from all divisions with significant growth in the WinterSports division.

The gross profit margin for the three months ended January 31, 1999 decreased to 38.9% from 39.7% in the comparable period of the prior year. The domestic gross profit margin decreased to 36.4% from 37.2% in the comparable period of the prior year, and the European gross profit margin decreased to 42.8% from 43.3% for those same periods. The decrease in the domestic gross profit margin resulted primarily from an increase in the sale of clearance goods. An increase in sales of private label juniors product, which sells at lower average profit margins, offset the effect of more sales of juniors sportswear and accessories product, which sells at higher average profit margins. In Europe, the gross profit margin decreased primarily from higher sampling costs and markdowns taken to sell excess current fall/winter product. Sample expenses increased in Europe as additional samples were produced to support expanded sales efforts in the Boys and Roxy divisions.

Selling, general and administrative expense ("SG&A") for the three months ended January 31, 1999 increased 49.4% to $25,991,000 from $17,395,000 in the comparable period of the prior year. Domestic SG&A increased 52.4% to $15,634,000 from $10,259,000 in the comparable period of the prior year, and European SG&A increased 45.1% to $10,357,000 from $7,136,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. Primarily as a result of sales growth in excess of plans that was supported without additional infrastructure growth, SG&A decreased as a percentage of sales to 30.2% from 31.5%.

Net royalty expense for the three months ended January 31, 1999 increased 114.8% to $681,000 from $317,000 in the comparable period of the prior year. This increase was due primarily to higher royalty expense related to European sales. The Company receives domestic royalty income from its Mexico, Japan, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and Quiksilver Europe pays royalties on European sales under a trademark agreement with Quiksilver International.

Interest expense for the three months ended January 31, 1999 increased 48.2% to $848,000 from $572,000 in the comparable period of the prior year. This increase was primarily due to (i) higher outstanding balances on the Company's domestic line of credit to provide working capital to support the Company's growth, and
(ii) increased long-term debt in Europe to fund the opening of two company-owned Boardriders Club stores in Paris.

The effective income tax rate for the three months ended January 31, 1999, which is based on current estimates of the annual effective income tax rate, increased to 41.7% from 41.0% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended January 31, 1999 increased 58.6% to $3,354,000 or $0.22 per share on a diluted basis from $2,115,000 or $0.15 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.23 for the three months ended January 31, 1999 from $0.15 in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the three months ended January 31, 1999 was $4,332,000 compared to $1,694,000 in the comparable period of the prior year. This $2,638,000 increase in cash used in operating activities was primarily due to inventories, which increased to support higher sales for the Spring and Summer seasons of the current year. This cash flow effect of the increase in inventories was offset, in part, by a decrease in trade accounts receivable and higher net income in comparison to the prior year.

For the three months ended January 31, 1999, capital expenditures increased 197.8% to $5,777,000 from $1,940,000 in the comparable period of the prior year. This increase resulted primarily from spending on leasehold improvements for the new domestic headquarters and to a lesser extent, increased investments in Quiksvilles and company-owned Boardriders Clubs in comparison to the prior year.

During the three months ended January 31, 1999, net cash provided by financing activities totaled $7,236,000 compared to $664,000 in the comparable period of the prior year. Borrowings were higher during the first quarter of fiscal 1999 primarily as a result of the increase in cash used in operating and investing activities as discussed above.

The net decrease in cash and cash equivalents for the three months ended January 31, 1999 was $2,954,000 compared to $3,568,000 in the comparable period of the prior year. Cash and cash equivalents decreased to $75,000 at January 31, 1999 from $3,029,000 at October 31, 1998, while working capital increased to $95,133,000 at January 31, 1999 compared to $92,321,000 at October 31, 1998. The
Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable decreased to $73,187,000 at January 31, 1999 from $78,390,000 at October 31, 1998. Domestic accounts receivable decreased 9.9% to $48,944,000 at January 31, 1999 from $54,327,000 at October 31, 1998, and
European accounts receivable were basically unchanged, increasing 0.7% to $24,243,000 for that same period. The domestic decrease occurred as receivables related to higher sales in the fourth quarter of fiscal 1998 were collected in the first quarter of fiscal 1999. The small change in European receivables is expected as European sales in the first quarter of fiscal 1999 were similar in amount to the fourth quarter of fiscal 1998.

Consolidated inventories increased 20.4% to $85,004,000 at January 31, 1999 from $70,575,000 at October 31, 1998. Domestic inventories increased 19.4% to $63,636,000 from $53,295,000 at October 31, 1998, and European inventories increased 23.7% to $21,368,000 from $17,280,000 for that same period. The domestic and European increases resulted primarily from actual and planned sales increases for the Spring and Summer seasons.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at January 31, 1999 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.

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

European net sales increased 41.2% in French Francs during the three months ended January 31, 1999 compared to the three months ended January 31, 1998. As measured in U.S. Dollars and reported in the Company's Consolidated Statements of Income, European net sales increased 49.2%.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K


   (a)   Exhibits

         27.0 --  Financial Data Schedule

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 1999

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUIKSILVER, INC., a Delaware Corporation



March 11, 1999                          /s/ Steven L. Brink
                                        ----------------------------------
                                            Steven L. Brink
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
Number                   Description
-------                  -----------
 27.0               Financial Data Schedule