Form 10-Q
period 1999-04-30
QUIKSILVER INC
filed 1999-06-14
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                                June 5, 1999 was
                                   22,261,709

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX


                                                                               Page No.
                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets
         April 30, 1999 and October 31, 1998.................................      2

     Condensed Consolidated Statements of Income
         Three Months Ended April 30, 1999 and 1998..........................      3

     Condensed Consolidated Statements of Income
         Six Months Ended April 30, 1999 and 1998............................      4

     Condensed Consolidated Statements of Cash Flows
         Six Months Ended April 30, 1999 and 1998............................      5

     Notes to Condensed Consolidated Financial Statements....................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations...................................................      7


Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.................     11

Item 6.  Exhibits and Reports on Form 8K.....................................     12


SIGNATURE....................................................................     13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     APRIL 30,         OCTOBER 31,
                                                                       1999                1998
                                                                  -------------       -------------
                                ASSETS
Current assets:
   Cash and cash equivalents ...............................      $      57,000       $   3,029,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $5,201,000 (1999)
      and $3,738,000 (1998) ................................        101,205,000          78,390,000
    Other receivable .......................................          2,379,000           3,720,000
    Inventories - Note 2 ...................................         67,110,000          70,575,000
    Prepaid expenses and other current assets ..............          5,052,000           4,350,000
                                                                  -------------       -------------
         Total current assets ..............................        175,803,000         160,064,000

Property and equipment, less accumulated depreciation and
   amortization of $16,699,000 (1999) and $14,557,000 (1998)         40,462,000          31,996,000
Trademark, less accumulated amortization of
   $1,941,000 (1999) and $1,845,000 (1998) .................          1,493,000           1,589,000
Goodwill, less accumulated amortization of
   $4,865,000 (1999) and $4,484,000 (1998) .................         17,000,000          17,381,000
Other assets ...............................................          1,856,000           2,041,000
                                                                  -------------       -------------
         Total assets ......................................      $ 236,614,000       $ 213,071,000
                                                                  =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit .........................................      $  27,798,000       $  17,465,000
   Accounts payable ........................................         24,155,000          26,340,000
   Accrued liabilities .....................................         15,986,000          17,269,000
   Current portion of notes payable ........................          3,315,000           3,293,000
   Income taxes payable ....................................          4,467,000           3,376,000
                                                                  -------------       -------------
         Total current liabilities .........................         75,721,000          67,743,000

Notes payable ..............................................         26,502,000          27,669,000
                                                                  -------------       -------------
         Total liabilities .................................        102,223,000          95,412,000
                                                                  -------------       -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ........................................                 --                  --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares -  22,651,709 (1999) and 21,828,447 (1998) ....            223,000             219,000
   Additional paid-in-capital ..............................         32,876,000          25,847,000
   Retained earnings .......................................        108,102,000          95,006,000
   Treasury stock, 390,000 shares ..........................         (3,054,000)         (3,054,000)
   Cumulative foreign currency translation adjustment ......         (3,756,000)           (359,000)
                                                                  -------------       -------------
         Total stockholders' equity ........................        134,391,000         117,659,000
                                                                  -------------       -------------
         Total liabilities and stockholders' equity ........      $ 236,614,000       $ 213,071,000
                                                                  =============       =============

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED APRIL 30,
                                                    ---------------------------------
                                                        1999                 1998
                                                    -------------       -------------
Net sales ....................................      $ 128,128,000       $  78,192,000
Cost of goods sold ...........................         75,789,000          46,136,000
                                                    -------------       -------------
   Gross profit ..............................         52,339,000          32,056,000
                                                    -------------       -------------
Operating expenses:
   Selling, general and administrative expense         33,957,000          21,392,000
   Royalty income ............................           (572,000)           (314,000)
   Royalty expense ...........................          1,541,000             973,000
                                                    -------------       -------------
      Total operating expenses ...............         34,926,000          22,051,000
                                                    -------------       -------------
Operating income .............................         17,413,000          10,005,000

Interest expense .............................            908,000             691,000
Foreign currency gain ........................           (295,000)            (19,000)
Other expense ................................            114,000              71,000
                                                    -------------       -------------
Income before provision for income taxes .....         16,686,000           9,262,000

Provision for income taxes ...................          6,944,000           3,806,000
                                                    -------------       -------------
Net income ...................................      $   9,742,000       $   5,456,000
                                                    =============       =============

Basic net income per share ...................      $        0.44       $        0.26
                                                    =============       =============

Diluted net income per share .................      $        0.41       $        0.25
                                                    =============       =============

Weighted average shares outstanding ..........         22,113,000          21,054,000
                                                    =============       =============

Diluted weighted average shares outstanding ..         23,504,000          21,760,000
                                                    =============       =============

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED APRIL 30,
                                                  ---------------------------------
                                                      1999                 1998
                                                  -------------     -------------
Net sales ....................................    $ 214,075,000     $ 133,443,000
Cost of goods sold ...........................      128,315,000        79,459,000
                                                  -------------     -------------
   Gross profit ..............................       85,760,000        53,984,000
                                                  -------------     -------------
Operating expenses:
   Selling, general and administrative expense       59,948,000        38,787,000
   Royalty income ............................         (970,000)         (771,000)
   Royalty expense ...........................        2,620,000         1,747,000
                                                  -------------     -------------
      Total operating expenses ...............       61,598,000        39,763,000
                                                  -------------     -------------
Operating income .............................       24,162,000        14,221,000

Interest expense .............................        1,756,000         1,263,000
Foreign currency gain ........................         (275,000)          (35,000)
Other expense ................................          241,000           144,000
                                                  -------------     -------------
Income before provision for income taxes .....       22,440,000        12,849,000

Provision for income taxes ...................        9,344,000         5,278,000
                                                  -------------     -------------
Net income ...................................    $  13,096,000     $   7,571,000
                                                  =============     =============

Basic net income per share ...................    $        0.60     $        0.36
                                                  =============     =============

Diluted net income per share .................    $        0.56     $        0.35
                                                  =============     =============

Weighted average shares outstanding ..........       21,891,000        21,041,000
                                                  =============     =============

Diluted weighted average shares outstanding ..       23,200,000        21,594,000
                                                  =============     =============

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED APRIL 30,
                                                                        -----------------------------
                                                                            1999             1998
                                                                        ------------     ------------
Cash flows from operating activities:
   Net income ......................................................    $ 13,096,000     $  7,571,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization .............................       3,554,000        2,734,000
         Provision for doubtful accounts ...........................       1,392,000        1,139,000
         (Gain) loss on sale of fixed assets .......................        (132,000)          12,000
         Changes in operating assets and liabilities:
            Trade accounts receivable ..............................     (26,217,000)     (14,190,000)
            Other receivable .......................................         978,000       (1,277,000)
            Inventories ............................................         550,000       (6,793,000)
            Prepaid expenses and other current assets ..............        (798,000)        (480,000)
            Other assets ...........................................        (130,000)        (268,000)
            Accounts payable .......................................        (832,000)       1,212,000
            Accrued liabilities ....................................        (350,000)      (1,109,000)
            Income taxes payable ...................................       1,205,000        2,205,000
                                                                        ------------     ------------
               Net cash used in operating activities ...............      (7,684,000)      (9,244,000)

Cash flows from investing activities:
   Proceeds from sales of fixed assets .............................         296,000           45,000
   Capital expenditures ............................................     (13,638,000)      (7,456,000)
   Acquisition of Mervin Manufacturing, Inc. .......................              --         (500,000)
                                                                        ------------     ------------
             Net cash used in investing activities .................     (13,342,000)      (7,911,000)

Cash flows from financing activities:
   Borrowings on lines of credit ...................................      29,896,000       26,270,000
   Payments on lines of credit .....................................     (19,225,000)     (14,956,000)
   Borrowings on long-term debt ....................................       2,938,000        4,529,000
   Payments on long-term debt ......................................      (2,379,000)        (976,000)
   Proceeds from stock option exercises ............................       7,033,000          367,000
                                                                        ------------     ------------
             Net cash provided by financing activities .............      18,263,000       15,234,000
Effect of exchange rate changes on cash ............................        (209,000)        (224,000)
                                                                        ------------     ------------
Net decrease in cash and cash equivalents ..........................      (2,972,000)      (2,145,000)
Cash and cash equivalents, beginning of period .....................       3,029,000        4,103,000
                                                                        ------------     ------------
Cash and cash equivalents, end of period ...........................    $     57,000     $  1,958,000
                                                                        ============     ============

Supplementary cash flow information Cash paid during the period for:
      Interest .....................................................    $  1,448,000     $  1,221,000
                                                                        ============     ============
      Income taxes .................................................    $  8,049,000     $  3,163,000
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

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 1999 and 1998. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1998 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.       Inventories consist of the following:

                                       APRIL 30,     OCTOBER 31,
                                         1999           1998
                                      -----------    -----------
         Raw Materials............    $15,831,000    $18,531,000
         Work-In-Process..........      7,759,000      9,323,000
         Finished Goods..........      43,520,000     42,721,000
                                      -----------    -----------
                                      $67,110,000    $70,575,000
                                      ===========    ===========

3. During the three months ended April 30, 1999, the Company's Board of Directors approved a three-for-two split of the Company's Common Stock. The split was effected in the form of a dividend on April 23, 1999 to shareholders of record on April 15, 1999. All share and per-share information has been restated to reflect the stock split.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

Net sales for the three months ended April 30, 1999 increased 63.9% to $128,128,000 from $78,192,000 in the comparable period of the prior year. Domestic net sales for the three months ended April 30, 1999 increased 67.5% to $83,093,000 from $49,608,000 in the comparable period of the prior year, and European net sales increased 57.6% to $45,035,000 from $28,584,000 for those same periods. As measured in French Francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 55% compared to the prior year. Domestic men's sales increased 53.3% to $43,016,000 from $28,062,000 in the comparable period of the prior year, while domestic women's sales increased 95.2% to $38,764,000 from $19,856,000. In the domestic division, sales of snowboards, boots and bindings amounted to $1,313,000 in the current year's quarter compared to $1,690,000 in the prior year. The domestic men's sales increase came from the Quiksilver Young Men's, Boys and Accessories divisions and QS Silver Edition. The domestic women's sales increase came from both the Quiksilver Roxy and Raisins divisions. In Europe, men's sales increased 47.4% to $37,855,000 from $25,687,000, while women's sales increased 147.8% to $7,180,000 from $2,897,000. The European sales increase came from all divisions.

The gross profit margin for the three months ended April 30, 1999 decreased to 40.8% from 41.0% in the comparable period of the prior year. The domestic gross profit margin increased somewhat to 37.2% from 37.0% in the comparable period of the prior year, and the European gross profit margin decreased to 47.6% from 48.0% for those same periods. The domestic gross profit margin was relatively steady across all divisions. In Europe, the gross profit margin decreased primarily from higher sampling costs. Sample expenses increased in Europe as additional samples were produced to support expanded sales efforts in the Boys and Roxy divisions.

Selling, general and administrative expense ("SG&A") for the three months ended April 30, 1999 increased 58.7% to $33,957,000 from $21,392,000 in the comparable period of the prior year. Domestic SG&A increased 62.1% to $21,097,000 from $13,014,000 in the comparable period of the prior year, and European SG&A increased 53.5% to $12,860,000 from $8,378,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. Primarily as a result of sales growth in excess of plans that was supported without additional infrastructure growth, SG&A decreased as a percentage of sales to 26.5% from 27.4%.

Net royalty expense for the three months ended April 30, 1999 increased 47.0% to $969,000 from $659,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales. The Company receives domestic royalty income from its Mexico, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and Quiksilver Europe pays royalties on European sales under a trademark agreement with Quiksilver International.

Interest expense for the three months ended April 30, 1999 increased 31.4% to $908,000 from $691,000 in the comparable period of the prior year. This increase was primarily due to (i) higher outstanding balances on the Company's domestic line of credit to provide working capital to support the Company's growth, and
(ii) increased long-term debt in Europe to fund the opening of two company-owned Boardriders Club stores in Paris.

The effective income tax rate for the three months ended April 30, 1999, which is based on current estimates of the annual effective income tax rate, increased to 41.6% from 41.1% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended April 30, 1999 increased 78.6% to $9,742,000 or $0.41 per share on a diluted basis from $5,456,000 or $0.25 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.44 for the three months ended April 30, 1999 from $0.26 in the comparable period of the prior year.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

Net sales for the six months ended April 30, 1998 increased 60.4% to $214,075,000 from $133,443,000 in the comparable period of the prior year. Domestic net sales for the six months ended April 30, 1999 increased 64.5% to $135,238,000 from $82,211,000 in the comparable period of the prior year, and European net sales increased 53.9% to $78,837,000 from $51,232,000 for those same periods. As measured in French Francs, Quiksilver Europe's net sales in the first six months of the current year increased 49.0% compared to the prior year. Domestic men's sales increased 45.5% to $71,231,000 from $48,965,000 in the comparable period of the prior year, while domestic women's sales increased 101.6% to $60,764,000 from $30,144,000. In the domestic division, sales of snowboards, boots and bindings amounted to $3,243,000 in the current year's six month period compared to $3,102,000 in the prior year. The domestic men's sales increase came from Quiksilver young men's, boys' and accessories and QS Silver Edition divisions. The domestic women's sales increase came from both the Quiksilver Roxy and Raisins divisions. In Europe, men's sales increased 46.8% to $69,124,000 from $47,097,000, while women's sales increased 134.9% to $9,713,000 from $4,135,000. The European sales increase came from all divisions.

The gross profit margin for the six months ended April 30, 1999 decreased to 40.1% from 40.5% in the comparable period of the prior year. The domestic gross profit margin decreased somewhat to 36.9% from 37.1% in the comparable period of the prior year, and the European gross profit margin decreased to 45.5% from 45.9% for those same periods. The decrease in the domestic gross profit margin resulted primarily from an increase in the sale of clearance goods in the first quarter of the current fiscal year. In Europe, the gross profit margin decreased primarily from higher sampling costs and markdowns taken in the first quarter of the current year to sell excess current fall/winter product. Sample expenses increased in Europe as additional samples were produced to support expanded sales efforts in the Boys and Roxy divisions.

Selling, general and administrative expense ("SG&A") for the six months ended April 30, 1999 increased 54.6% to $59,948,000 from $38,787,000 in the comparable period of the prior year. Domestic SG&A increased 57.8% to $36,731,000 from $23,273,000 in the comparable period of the prior year, and European SG&A increased 49.7% to $23,217,000 from $15,514,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. Primarily as a result of sales growth in excess of plans that was supported without additional infrastructure growth, SG&A decreased as a percentage of sales to 28.0% from 29.1%.

Net royalty expense for the six months ended April 30, 1999 increased 69.1% to $1,650,000 from $976,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales.

Interest expense for the six months ended April 30, 1999 increased 39.0% to $1,756,000 from $1,263,000 in the comparable period of the prior year. This increase was primarily due to (i) higher outstanding balances on the Company's domestic line of credit to provide working capital to support the Company's growth, and (ii) increased long-term debt in Europe to fund the opening of two company-owned Boardriders Club stores in Paris.

The effective income tax rate for the six months ended April 30, 1999, which is based on current estimates of the annual effective income tax rate, increased to 41.6% from 41.1% in the comparable period of the prior year.

As a result of the above factors, net income for the six months ended April 30, 1999 increased 73.0% to $13,096,000 or $0.56 per share on a diluted basis from $7,571,000 or $0.35 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.60 for the six months ended April 30, 1999 from $0.36 in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the six months ended April 30, 1999 was $7,684,000 compared to $9,244,000 in the comparable period of the prior year. The $1,560,000 decrease in cash used in operating activities was due to a combination of factors. Net income and noncash expenses increased $6,454,000 during the six months ended April 30, 1999 compared to the six months ended April 30, 1998, while cash used for inventories, net of the increase in accounts payable decreased $5,299,000. Offsetting these two factors was an increase of $9,772,000 of cash used to support higher levels of trade and other accounts receivable.

For the six months ended April 30, 1999, capital expenditures increased 82.9% to $13,638,000 from $7,456,000 in the comparable period of the prior year. This increase resulted from spending on leasehold improvements for the new domestic headquarters and to a lesser extent, increased investments in Quiksvilles and company-owned Boardriders clubs in comparison to the prior year.

During the six months ended April 30, 1999, net cash provided by financing activities totaled $18,263,000 compared to $15,234,000 in the comparable period of the prior year. Borrowings were higher during the first six months of fiscal 1999 primarily as a result of the increase in cash used in investing activities as discussed above.

The net decrease in cash and cash equivalents for the six months ended April 30, 1999 was $2,972,000 compared to $2,145,000 in the comparable period of the prior year. Cash and cash equivalents decreased to $57,000 at April 30, 1999 from $1,958,000 at October 31, 1998, while working capital increased $7,761,000 or 8.4% to $100,082,000 from $92,321,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 29.1% to $101,205,000 at April 30, 1999 from $78,390,000 at October 31, 1998. Domestic accounts receivable increased 23.7% to $67,216,000 at April 30, 1999 from $54,327,000 at October 31, 1998, and European accounts receivable increased 41.3% to $33,989,000 from $24,063,000 for that same period. Both domestically and in Europe, these increases in accounts receivable are generally consistent with the increases in net sales.

Consolidated inventories decreased 4.9% to $67,110,000 at April 30, 1999 from $70,575,000 at October 31, 1998. Domestic inventories decreased 0.4% to $53,079,000 from $53,295,000 at October 31, 1998, and European inventories decreased 18.8% to $14,031,000 from $17,280,000 for that same period.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at April 30, 1999 are adequate, the Company carefully monitors developments regarding its major customers. Material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.

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

European net sales increased 49.0% in French Francs during the six months ended April 30, 1999 compared to the six months ended April 30, 1998. As measured and reported in the Company's Condensed Consolidated Statements Income, European net sales increased 53.9%.

YEAR 2000 READINESS DISCLOSURE

The Company is continuing with its Year 2000 Compliance Project ("Y2K Project") as outlined in the Company's Annual Report on Form 10-K for the year ended October 31, 1998. Original estimates that the Company's accounts payable and general ledger systems would be upgraded by the third quarter of fiscal 1999 have been revised. Currently, it is estimated that this phase of the Y2K Project will be completed in the fourth quarter of fiscal 1999. Other estimates regarding time of completion and the total cost of the Y2K Project generally remain unchanged.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on March 19, 1999. At the Annual Meeting, the following directors were elected to serve on the Company's Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

                                               Votes            Votes
                                                For            Withheld
                                             ----------        --------
Robert B. McKnight, Jr.                      13,572,491         7,821
William M. Barnum, Jr.                       13,572,791         7,721
Charles E. Crowe                             13,572,791         7,721
Michael H. Gray                              13,572,491         8,021
Harry Hodge                                  13,572,791         7,721
Robert G. Kirby                              13,572,491         8,021
Tom Roach                                    13,572,491         8,021


No other matters were voted on at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8K.


   (a)   Exhibits


         27.0     Financial Data Schedule

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended April 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUIKSILVER, INC., a Delaware Corporation



June 11, 1999                           /s/ Steven L. Brink
                                        ----------------------------------------
                                        Steven L. Brink
                                        Chief Financial Officer, Secretary and
                                        Treasurer (Principal Accounting Officer)

                                 EXHIBIT INDEX


          EXHIBIT
          NUMBER            DESCRIPTION
          -------           -----------

           27.0             Financial Data Schedule