Form 10-Q
period 1999-07-31
QUIKSILVER INC
filed 1999-09-13
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15131


                                QUIKSILVER, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                            33-0199426
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                               15202 GRAHAM STREET
                          HUNTINGTON BEACH, CALIFORNIA
                                      92649
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (714) 889-2200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)





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

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                              September 3, 1999 was
                                   22,698,118

                               QUIKSILVER, INC.

                                  FORM 10-Q

                                    INDEX


                                                                               Page No.
                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets
          July 31, 1999 and October 31, 1998....................................  2

        Condensed Consolidated Statements of Income
          Three Months Ended July 31, 1999 and 1998.............................  3

        Condensed Consolidated Statements of Income
          Nine Months Ended July 31, 1999 and 1998..............................  4

        Condensed Consolidated Statements of Cash Flows
          Nine Months Ended July 31, 1999 and 1998..............................  5

        Notes to Condensed Consolidated Financial Statements....................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...................................................  7


Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K......................................... 11


SIGNATURE....................................................................... 12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       JULY 31,             OCTOBER 31,
                                                                        1999                   1998
                                                                    -------------         --------------

                                     ASSETS
Current assets:
   Cash and cash equivalents ...............................        $   2,276,000         $   3,029,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $5,308,000 (1999)
      and $3,738,000 (1998) ................................           94,523,000            78,390,000
    Other receivables.......................................            3,394,000             3,720,000
    Inventories - Note 2 ...................................           73,212,000            70,575,000
    Prepaid expenses and other current assets ..............            5,666,000             4,350,000
                                                                    -------------         -------------
         Total current assets ..............................          179,071,000           160,064,000

Property and equipment, less accumulated depreciation and
   amortization of $16,377,000 (1999) and $14,557,000 (1998)           44,554,000            31,996,000
Trademark, less accumulated amortization of
   $1,990,000 (1999) and $1,845,000 (1998) .................            1,443,000             1,589,000
Goodwill, less accumulated amortization of
   $5,046,000 (1999) and $4,484,000 (1998) .................           16,819,000            17,381,000
Other assets ...............................................            2,245,000             2,041,000
                                                                    -------------         -------------
         Total assets ......................................        $ 244,132,000         $ 213,071,000
                                                                    =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit .........................................        $  21,311,000         $  17,465,000
   Accounts payable ........................................           30,570,000            26,340,000
   Accrued liabilities .....................................           20,043,000            17,269,000
   Current portion of notes payable ........................            3,577,000             3,293,000
   Income taxes payable ....................................            2,273,000             3,376,000
                                                                    -------------         -------------
         Total current liabilities .........................           77,774,000            67,743,000

Notes payable ..............................................           25,657,000            27,669,000
                                                                    -------------         -------------
         Total liabilities .................................          103,431,000            95,412,000
                                                                    -------------         -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ........................................                   --                    --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares -  22,698,118 (1999) and 21,828,447 (1998) ....              224,000               219,000
   Additional paid-in-capital ..............................           33,118,000            25,847,000
   Retained earnings .......................................          113,725,000            95,006,000
   Treasury stock, 390,000 shares ..........................           (3,054,000)           (3,054,000)
   Cumulative foreign currency translation adjustment ......           (3,312,000)             (359,000)
                                                                    -------------         -------------
         Total stockholders' equity ........................          140,701,000           117,659,000
                                                                    -------------         -------------
         Total liabilities and stockholders' equity ........        $ 244,132,000         $ 213,071,000
                                                                    =============         =============

           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JULY 31,
                                                      -----------------------------------
                                                          1999                  1998
                                                      -------------         -------------
Net sales ....................................        $ 105,160,000         $  78,265,000
Cost of goods sold ...........................           64,193,000            48,438,000
                                                      -------------         -------------
   Gross profit ..............................           40,967,000            29,827,000
                                                      -------------         -------------
Operating expenses:
   Selling, general and administrative expense           29,727,000            21,904,000
   Royalty income ............................             (538,000)             (365,000)
   Royalty expense ...........................            1,214,000               972,000
                                                      -------------         -------------
      Total operating expenses ...............           30,403,000            22,511,000
                                                      -------------         -------------
Operating income .............................           10,564,000             7,316,000
Interest expense .............................              919,000               672,000
Foreign currency loss (gain) .................               49,000              (280,000)
Other expense ................................              110,000                69,000
                                                      -------------         -------------
Income before provision for income taxes .....            9,486,000             6,855,000

Provision for income taxes ...................            3,863,000             2,777,000
                                                      -------------         -------------
Net income ...................................        $   5,623,000         $   4,078,000
                                                      =============         =============
Basic net income per share ...................        $        0.25         $        0.19
                                                      =============         =============
Diluted net income per share .................        $        0.24         $        0.18
                                                      =============         =============
Weighted average shares outstanding ..........           22,279,000            21,141,000
                                                      =============         =============
Diluted weighted average shares outstanding ..           23,614,000            22,074,000
                                                      =============         =============

           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           NINE MONTHS ENDED JULY 31,
                                                      -----------------------------------
                                                          1999                   1998
                                                      -------------         -------------
Net sales ....................................        $ 319,235,000         $ 211,708,000
Cost of goods sold ...........................          192,508,000           127,897,000
                                                      -------------         -------------
   Gross profit ..............................          126,727,000            83,811,000
                                                      -------------         -------------
Operating expenses:
   Selling, general and administrative expense           89,675,000            60,691,000
   Royalty income ............................           (1,508,000)           (1,136,000)
   Royalty expense ...........................            3,834,000             2,719,000
                                                      -------------         -------------
      Total operating expenses ...............           92,001,000            62,274,000
                                                      -------------         -------------
Operating income .............................           34,726,000            21,537,000

Interest expense .............................            2,675,000             1,935,000
Foreign currency gain ........................             (226,000)             (315,000)
Other expense ................................              351,000               213,000
                                                      -------------         -------------
Income before provision for income taxes .....           31,926,000            19,704,000

Provision for income taxes ...................           13,207,000             8,055,000
                                                      -------------         -------------
Net income ...................................        $  18,719,000         $  11,649,000
                                                      =============         =============
Basic net income per share ...................        $        0.85         $        0.55
                                                      =============         =============
Diluted net income per share .................        $        0.80         $        0.54
                                                      =============         =============
Weighted average shares outstanding ..........           22,022,000            21,075,000
                                                      =============         =============
Diluted weighted average shares outstanding ..           23,343,000            21,744,000
                                                      =============         =============

           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED JULY 31,
                                                                            ---------------------------------
                                                                               1999                  1998
                                                                            ------------         ------------
Cash flows from operating activities:
   Net income ......................................................        $ 18,719,000         $ 11,649,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .............................           5,580,000            4,273,000
         Provision for doubtful accounts ...........................           2,092,000            1,774,000
         (Gain) loss on sale of fixed assets .......................            (143,000)              35,000
         Changes in operating assets and liabilities:
            Trade accounts receivable ..............................         (18,726,000)          (8,299,000)
            Other receivables ......................................             105,000             (970,000)
            Inventories ............................................          (6,362,000)         (17,614,000)
            Prepaid expenses and other current assets ..............          (1,386,000)            (790,000)
            Other assets ...........................................            (137,000)            (365,000)
            Accounts payable .......................................           5,606,000           13,713,000
            Accrued liabilities ....................................           3,472,000            2,858,000
            Income taxes payable ...................................            (983,000)           1,513,000
                                                                            ------------         ------------
               Net cash provided by operating activities ...........           7,837,000            7,777,000

Cash flows from investing activities:
   Proceeds from sales of fixed assets .............................             303,000               47,000
   Capital expenditures ............................................         (19,631,000)         (12,825,000)
   Acquisition of Mervin Manufacturing, Inc. .......................                  --             (500,000)
                                                                            ------------         ------------
             Net cash used in investing activities .................         (19,328,000)         (13,278,000)

Cash flows from financing activities:
   Borrowings on lines of credit ...................................          45,530,000           26,881,000
   Payments on lines of credit .....................................         (41,684,000)         (29,664,000)
   Borrowings on long-term debt ....................................           4,083,000            7,419,000
   Payments on long-term debt ......................................          (4,324,000)          (1,540,000)
   Proceeds from stock option exercises ............................           7,276,000            1,502,000
                                                                            ------------         ------------
             Net cash provided by financing activities .............          10,881,000            4,598,000
Effect of exchange rate changes on cash ............................            (143,000)            (145,000)
                                                                            ------------         ------------
Net decrease in cash and cash equivalents ..........................            (753,000)          (1,048,000)
Cash and cash equivalents, beginning of period .....................           3,029,000            4,103,000
                                                                            ------------         ------------
Cash and cash equivalents, end of period ...........................        $  2,276,000         $  3,055,000
                                                                            ============         ============

Supplementary cash flow information--
  Cash paid during the period for:
      Interest .....................................................        $  2,292,000         $  1,636,000
                                                                            ============         ============
      Income taxes .................................................        $ 14,104,000         $  6,524,000
                                                                            ============         ============

                  See notes to condensed financial statements.

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

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 1999 and 1998. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1998 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2. Inventories consist of the following:

                                                              JULY 31,      OCTOBER 31,
                                                               1999            1998
                                                            -----------     -----------
         Raw Materials..................................... $15,669,000     $18,531,000
         Work-In-Process...................................   6,237,000       9,323,000
         Finished Goods....................................  51,306,000      42,721,000
                                                            -----------     -----------
                                                            $73,212,000     $70,575,000
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

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

Net sales for the three months ended July 31, 1999 increased 34.4% to $105,160,000 from $78,265,000 in the comparable period of the prior year. Domestic net sales for the three months ended July 31, 1999 increased 38.9% to $69,411,000 from $49,981,000 in the comparable period of the prior year, and European net sales increased 26.4% to $35,749,000 from $28,284,000 for those same periods. As measured in French Francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 32.5% compared to the prior year. Domestic men's sales increased 37.2% to $43,312,000 from $31,560,000 in the comparable period of the prior year, while domestic women's sales increased 47.5% to $23,569,000 from $15,979,000. In the domestic division, sales of snowboards, boots and bindings amounted to $2,530,000 in the current year's quarter compared to $2,442,000 in the prior year. The domestic men's sales increase came from the Quiksilver Young Men's, Boys and Accessories divisions and QS Silver Edition. The domestic women's sales increase came from both the Quiksilver Roxy and Raisins divisions. In Europe, men's sales increased 24.4% to $32,172,000 from $25,864,000, while women's sales increased 47.8% to
$3,577,000 from $2,420,000. The European sales increase came from all divisions.

The gross profit margin for the three months ended July 31, 1999 increased to 39.0% from 38.1% in the comparable period of the prior year. The domestic gross profit margin increased to 37.1% from 35.8% in the comparable period of the prior year, and the European gross profit margin increased to 42.6% from 42.2% for those same periods. The domestic gross profit margin increased primarily from improved utilization of overhead and, to a lesser extent, from an improvement in product mix. In the three months ended July 31, 1998, there was residual private label business at lower than average gross profit margins that did not continue in the current year. In Europe, the gross profit margin increased as higher sampling costs were more than offset by the gross margin benefit from a higher level of retail business in comparison to the previous year.

Selling, general and administrative expense ("SG&A") for the three months ended July 31, 1999 increased 35.7% to $29,727,000 from $21,904,000 in the comparable period of the prior year. Domestic SG&A increased 43.8% to $18,623,000 from $12,949,000 in the comparable period of the prior year, and European SG&A increased 24.0% to $11,104,000 from $8,955,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. In addition, domestic SG&A increased as a percentage of sales as a result of higher labor costs associated with the implementation and learning curve of a new warehouse inventory management system. The use of the new system was discontinued during the three months ended July 31, 1999 pending further testing and review. In Europe, leverage on fixed costs was partially offset by increased advertising expenses as a percentage of sales.

Net royalty expense for the three months ended July 31, 1999 increased 11.4% to $676,000 from $607,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales. The Company receives domestic royalty income from its Mexico, wetsuit, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and the Company pays royalties on European sales and certain domestic exports under trademark agreements with Quiksilver International.

Interest expense for the three months ended July 31, 1999 increased 36.8% to $919,000 from $672,000 in the comparable period of the prior year. This increase was primarily due to (i) higher outstanding balances on the Company's domestic line of credit to provide working capital to support the Company's growth, and
(ii) borrowings to fund the build-out of the Company's new domestic headquarters building in Huntington Beach.

The effective income tax rate for the three months ended July 31, 1999, which is based on current estimates of the annual effective income tax rate, increased to 40.7% from 40.5% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended July 31, 1999 increased 37.9% to $5,623,000 or $0.24 per share on a diluted basis from $4,078,000 or $0.18 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.25 for the three months ended July 31, 1999 from $0.19 in the comparable period of the prior year.

NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

Net sales for the nine months ended July 31, 1999 increased 50.8% to $319,235,000 from $211,708,000 in the comparable period of the prior year. Domestic net sales for the nine months ended July 31, 1999 increased 54.8% to $204,649,000 from $132,192,000 in the comparable period of the prior year, and European net sales increased 44.1% to $114,586,000 from $79,516,000 for those same periods. As measured in French Francs, Quiksilver Europe's net sales in the first nine months of the current year increased 43.2% compared to the prior year. Domestic men's sales increased 42.2% to $114,543,000 from $80,525,000 in the comparable period of the prior year, while domestic women's sales increased 82.8% to $84,333,000 from $46,123,000. In the domestic division, sales of snowboards, boots and bindings amounted to $5,773,000 in the current year's nine month period compared to $5,544,000 in the prior year. The domestic men's sales increase came from Quiksilver young men's, boys' and accessories and QS Silver Edition divisions. The domestic women's sales increase came from both the Quiksilver Roxy and Raisins divisions. In Europe, men's sales increased 38.8% to $101,296,000 from $72,961,000, while women's sales increased 102.7% to $13,290,000 from $6,555,000. The European sales increase came from all divisions.

The gross profit margin for the nine months ended July 31, 1999 increased slightly to 39.7% from 39.6% in the comparable period of the prior year. The domestic gross profit margin increased somewhat to 37.0% from 36.6% in the comparable period of the prior year, while the European gross profit margin was unchanged at 44.6% for those same periods. The increase in the domestic gross profit margin resulted primarily from a higher gross profit margin in the three months ended July 31, 1999 as discussed above offset somewhat by an increase in the sale of clearance goods in the first quarter of the current fiscal year. In Europe, the gross profit margin increase in the three months ended July 31, 1999 as discussed above offset a decrease in the first half of the current fiscal year.

Selling, general and administrative expense ("SG&A") for the nine months ended July 31, 1999 increased 47.8% to $89,675,000 from $60,691,000 in the comparable period of the prior year. Domestic SG&A increased 52.8% to $55,354,000 from $36,223,000 in the comparable period of the prior year, and European SG&A increased 40.3% to $34,321,000 from $24,468,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. Primarily as a result of sales growth in excess of plans in the first six months of fiscal 1999 that was supported without additional infrastructure growth, SG&A decreased as a percentage of sales to 28.1% from 28.7%.

Net royalty expense for the nine months ended July 31, 1999 increased 46.9% to $2,326,000 from $1,583,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales.

Interest expense for the nine months ended July 31, 1999 increased 38.2% to $2,675,000 from $1,935,000 in the comparable period of the prior year. This increase was primarily due to (i) higher outstanding balances on the Company's domestic line of credit to provide working capital to support the Company's growth, (ii) borrowings to fund the build-out of the Company's new domestic headquarters building in Huntington Beach, and (iii) increased long-term debt in Europe to fund the opening of two company-owned Boardriders Club stores in Paris.

The effective income tax rate for the nine months ended July 31, 1999, which is based on current estimates of the annual effective income tax rate, increased to 41.4% from 40.9% in the comparable period of the prior year.

As a result of the above factors, net income for the nine months ended July 31, 1999 increased 60.7% to $18,719,000 or $0.80 per share on a diluted basis from $11,649,000 or $0.54 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.85 for the nine months ended July 31, 1999 from $0.55 in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash provided by operating activities for the nine months ended July 31, 1999 was $7,837,000, which was basically unchanged compared to $7,777,000 in the comparable period of the prior year. The $8,517,000 increase in net income and non-cash expenses was offset by the increase in the change in trade accounts receivable. In addition, the increase in inventories in the nine months ended July 31, 1999 was substantially offset by the increase in accounts payable for that same period.

For the nine months ended July 31, 1999, capital expenditures increased 53.1% to $19,631,000 from $12,825,000 in the comparable period of the prior year. This increase resulted from spending on leasehold improvements for the new domestic headquarters and to a lesser extent, increased investments in Quiksvilles and company-owned Boardriders clubs in comparison to the prior year.

During the nine months ended July 31, 1999, net cash provided by financing activities totaled $10,881,000 compared to $4,598,000 in the comparable period of the prior year. The increase in net cash used in investing activities discussed above was financed primarily by an increase in proceeds from stock option exercises.

The net decrease in cash and cash equivalents for the nine months ended July 31, 1999 was $753,000 compared to $1,048,000 in the comparable period of the prior year. Cash and cash equivalents decreased to $2,276,000 at July 31, 1999 from $3,029,000 at October 31, 1998, while working capital increased $8,976,000 or 9.7% to $101,297,000 from $92,321,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 20.6% to $94,523,000 at July 31, 1999 from $78,390,000 at October 31, 1998. Domestic accounts receivable increased 11.8% to $60,762,000 at July 31, 1999 from $54,327,000 at October 31, 1998, and European accounts receivable increased 40.3% to $33,761,000 from $24,063,000 for that same period. These increases in accounts receivable are due primarily to higher sales in comparison to the previous year, and to a lesser extent, a higher proportion of shipments ocurring in the latter half of the quarter.

Consolidated inventories increased 3.7% to $73,212,000 at July 31, 1999 from $70,575,000 at October 31, 1998. Domestic inventories increased 4.5% to $55,706,000 from $53,295,000 at October 31, 1998, and European inventories increased 1.3% to $17,506,000 from $17,280,000 for that same period.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at July 31, 1999 are adequate, the Company carefully monitors developments regarding its major customers. Material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.

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

Because the average exchange rate between the French Franc and the U.S. Dollar was relatively consistent during the nine months ended July 31, 1999 compared to the nine months ended July 31, 1998, there was minimal affect from the exchange rate fluctuations on the comparisons between the periods. European net sales increased 43.2% in French Francs during the nine months ended July 31, 1999 compared to the nine months ended July 31, 1998. As measured and reported in the Company's Condensed Consolidated Statements Income, European net sales increased 44.1%.

YEAR 2000 READINESS DISCLOSURE

The Company is continuing with its Year 2000 Compliance Project ("Y2K Project") as outlined in the Company's Annual Report on Form 10-K for the year ended October 31, 1998. Original estimates were that the Company's accounts payable and general ledger systems would be upgraded by the third quarter of fiscal 1999. Likewise, it was originally estimated that the Company's evaluation of business processes that are not related to information systems, and the development of contingency plans where such evaluation identifies a high risk of a Y2K problem would be completed by the third quarter of fiscal 1999. Currently, it is estimated that these phases of the Y2K Project will be completed in the fourth quarter of fiscal 1999. Other estimates regarding time of completion and the total cost of the Y2K Project generally remain unchanged.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.

         (a) Exhibits

             27.0 -- Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended July 31, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             QUIKSILVER, INC.,
                                             a Delaware Corporation


September 10, 1999                           /s/ Steven L. Brink
                                             -----------------------------------
                                             Steven L. Brink
                                             Chief Financial Officer, Secretary
                                             and Treasurer (Principal Accounting
                                             Officer)

                                  EXHIBIT INDEX

            Exhibit
            Number             Description
            -------            -----------
             27                Financial Data Schedule