Form 10-K
period 1999-10-31
QUIKSILVER INC
filed 2000-01-28
CIK 805305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15131

                                QUIKSILVER, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            33-0199426
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

            15202 GRAHAM STREET
       HUNTINGTON BEACH, CALIFORNIA                                     92649
 (Address of principal executive offices)                            (Zip Code)

                                 (714) 889-2200
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

         Title of                                   Name of each exchange
        each class                                  on which registered
       COMMON STOCK                                NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of January 7, 2000 was approximately $310,000,000 based on the number of shares outstanding on such date and the last sale price for the Common Stock on such date of $13.94 as reported by the New York Stock Exchange.

         As of January 7, 2000, there were 22,387,270 shares of the Registrant's Common Stock issued and outstanding.

         PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1999.

================================================================================

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I
------
Item 1.    BUSINESS
           Introduction.......................................................   1
           Forward-Looking Statements.........................................   1
           Products...........................................................   2
           Product Design.....................................................   2
           Promotion and Advertising..........................................   3
           Customers and Sales................................................   4
           Retail Concepts....................................................   4
           Seasonality........................................................   5
           Production and Raw Materials.......................................   5
           Imports and Import Restrictions....................................   6
           Trademark License Agreements.......................................   6
           Competition........................................................   7
           Employees..........................................................   8
           Research and Development...........................................   8
           Environmental Matters..............................................   8
           Acquisitions.......................................................   8
Item 2.    PROPERTIES.........................................................   8
Item 3.    LEGAL PROCEEDINGS..................................................   8
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   8

PART II
-------
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................   9
Item 6.    SELECTED FINANCIAL DATA............................................   9
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................  11
Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS........  16
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  17
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................  17

PART III
--------
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  17
Item 11.   EXECUTIVE COMPENSATION.............................................  17
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.....................................................  17
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  17

PART IV
-------
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K...........................................................  18

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS....................................  19
SIGNATURES ...................................................................  35

                                     PART I

ITEM 1.  BUSINESS

References to the "Registrant" or the "Company" are to Quiksilver, Inc., a Delaware corporation, and its wholly-owned subsidiaries unless the context indicates otherwise.

INTRODUCTION

The Company designs, produces and distributes clothing, accessories and related products for active-minded people and develops brands that represent a casual lifestyle--driven from a boardriding heritage. Quiksilver's primary focus is apparel for young men and young women under the Quiksilver, Quiksilver Roxy, Raisins and Radio Fiji labels. Quiksilver also manufactures apparel for boys (Quiksilver Boys), girls (Teenie Wahini and Raisins Girls), men (QS Silver Edition) and women (Leilani), as well as snowboards, snowboard boots and bindings under the Lib Technologies, Gnu and Bent Metal labels.

Distribution is primarily in the United States and Europe and is based in surf shops and specialty stores that endeavor to provide an outstanding retail experience for their customers. The Company's products are sold to approximately 3,600 customers in the United States, representing approximately 13,000 store locations, and are found in approximately 3,800 store locations in Europe. While some of the Company's products are imported, the majority are manufactured in the United States and Europe.

The Company owns the "Quiksilver" name, logo, and trademark in the United States, Puerto Rico and Mexico, and is a licensee of Quiksilver International Pty Ltd. ("Quiksilver International") in certain European, Central and South American countries and Canada. In addition, the Company's customer base includes independently owned licensees of Quiksilver International that operate in other territories and countries. Sales are included as either domestic or European based on which division designed, produced and shipped the product. The Company was incorporated in 1976 and was reincorporated in Delaware in 1986. With a fiscal year that ends on October 31, references to fiscal 1999, fiscal 1998 or fiscal 1997 refer to the years ended October 31, 1999, 1998 or 1997, respectively.

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

         o The availability of outside contractors at prices favorable to the Company,

         o The ability to source raw materials at prices favorable to the Company,

         o        Currency fluctuations,

         o        Changes in business strategy or development plans,

         o        Availability of qualified personnel,

         o The impact of possible future Y2K issues on customer and supplier operations,

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

PRODUCTS

The Company's business began by selling "Quiksilver" boardshorts to surfers in the United States. Since that time, the Company has expanded its "Quiksilver" product lines to include shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear and accessories. The product line has also expanded demographically and currently includes Young Mens, Boys, Mens and Toddlers. "Quiksilver Roxy" was introduced in fiscal 1991 and includes sportswear, swimwear, footwear and accessories. Through fiscal 1997, "Quiksilver Roxy" included Juniors sizes only, but was expanded as "Teenie Wahine" into the Girls category in fiscal 1998.

The swimwear labels "Raisins", "Radio Fiji" and "Leilani" were added in fiscal 1994 when the Company acquired The Raisin Company, Inc. "Raisins" and "Radio Fiji" are labels in the Juniors category, while "Leilani" is a Contemporary label. The Company entered the snowboard market through its acquisition of Mervin Manufacturing, Inc. ("Mervin") effective July 1, 1997. Mervin manufactures the "Lib Technolgoies" and "Gnu" brands of snowboards and accessories, and makes "Bent Metal" snowboard bindings. Mervin introduced Gnu snowboard boots and bindings in fiscal 1999.

The following table shows the approximate percentage of sales attributable to each of the Company's major product categories during the last three fiscal years.

                                                                                PERCENTAGE OF SALES
                                                                                -------------------
         PRODUCTS                                                           1999       1998       1997
         --------                                                           ----       ----       ----
         T-Shirts........................................................     18%       17%        16%
         Swimwear (excluding board shorts)...............................     15%       14%        16%
         Shirts..........................................................     13%       14%        15%
         Accessories.....................................................     13%       13%        10%
         Pants...........................................................      9%        7%         7%
         Jackets and sweaters............................................      9%       10%        11%
         Fleece..........................................................      8%        9%         9%
         Shorts (boardshorts and walkshorts).............................      7%        6%         9%
         Tops and dresses................................................      5%        4%         4%
         Snowboards, snowboard boots, bindings and accessories...........      3%        4%         2%
         Other...........................................................      0%        2%         1%
                                                                             ---       ---        ---
              Total......................................................    100%      100%       100%
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

The Company believes that the domestic retail prices for its apparel products range from approximately $18 for a t-shirt and $42 for a typical short to $170 for a typical snowboard jacket. For its Quiksilver Europe products, retail prices range from approximately $30 for a t-shirt and $58 for a typical short to $165 for a typical snowboard jacket. Additionally, the Company believes that domestic retail prices for its snowboards range from approximately $300 to $475 and internationally up to approximately $950.

PRODUCT DESIGN

The Company's products are designed for active-minded people who live a casual lifestyle. Innovative design, active fabrics and quality of workmanship is emphasized. The vast majority of the Company's products are designed by the Company, with the Company's management actively involved in product design. Design concepts are primarily based on the Company's own research, development and design activities in the U.S. and Europe. The Company has an agreement with Quiksilver International, which provides that the Company and other licensees of Quiksilver International share designs, art, fabrics, samples and patterns for new products sold under the "Quiksilver" name.

PROMOTION AND ADVERTISING

The Company's history is in the sport of surfing and the beach culture, and it has developed brands that represent a casual lifestyle that is driven from this boardsports heritage. Throughout its history, the Company has always maintained a strong marketing, advertising and distribution presence in the surfing world as well as other youth boardriding marketplaces. The Company's strategy is to continue to promote its core image associated with surfing and other boardriding activities. The Company believes the "Quiksilver" image, innovation and reputation for quality and style has facilitated, and will continue to facilitate, the introduction and acceptance of new products.

With the Company's 23-year history of authenticity, product and core marketing as the foundations of the "Quiksilver" label, the Company believes that continued product diversification, development of other labels and strong core distribution allow the Company to reach other markets beyond its roots. The Company currently reaches into the youth, active, outdoor and extreme sports markets. These markets include females and males, young people (8 - 20 years of age) and older people (20 - 50 years of age).

Many of the Company's managers, employees and independent sales representatives are involved in surfing, snowboarding and other sporting activities just like retail consumers in the Company's core market. The Company believes this increases its understanding of the end users of its products, while enhancing the "Quiksilver" image and providing valuable insights into product design.

An important marketing vehicle for the Company is the sponsorship of high profile athletes in outdoor, individual sports, including surfing, snowboarding, windsurfing and skateboarding. Many of these athletes have achieved world champion status in their respective sports and are used in the Company's print images, which adds to its authentic image.

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

In addition to print media, the Company's core marketing includes surf contests and snowboard contests. The Company believes that these events reinforce the Company's image as an authentic, core brand among surfers and nonsurfers alike. Each winter, if surfing conditions are appropriate, the "Quiksilver in Memory of Eddie Aikau" big wave contest is held at Waimea Bay in Hawaii, and the "Mavericks Men Who Ride Mountains Big Wave Contest" is held at Half Moon Bay in California. "The "Quiksilver Roxy Pro" is held annually at Sunset Beach in Hawaii. In Europe, the Company produces the "Quiksilver Silver Edition Masters" surfing event in France and is one of the sponsors of the "Air & Style" snowboard jumping event in Innsbruck, Austria. Other regional and local events are also sponsored.

The Company and Quiksilver International have an agreement whereby the Company pays Quiksilver International an annual fee of approximately $363,000 to promote the "Quiksilver" name and logo worldwide. The Company also pays Quiksilver International a promotional fee equal to 1% of Quiksilver Europe's net sales. These funds have historically been used by Quiksilver International for various promotional and marketing purposes. Quiksilver International sponsors an international team of leading surfers, windsurfers and snowboarders, produces promotional movies and videos featuring athletes wearing and/or using "Quiksilver" products, and organizes surfing and windsurfing contests worldwide. An example of one such contest is the "Quiksilver Pro" that is generally held annually in Grajagan, Indonesia. Another example of a promotional activitiy is "The Crossing", which is a 24-month voyage criss-crossing the equator to explore new surfing regions and document the state of the environment under a team of marine biologists.

The Company believes that its future success will be dependent, among other things, on its ability to respond to, and anticipate, changing consumer demands and tastes. At the same time, it must promote products consistent with its image, while maintaining an image that is attractive to its consumers.

CUSTOMERS AND SALES

The Company's policy is to sell to customers who endeavor to provide an outstanding retail experience for their customers and who merchandise the Company's products in a manner consistent with the Company's image and the quality of its products. For many years, the Company's customer base has included surf shops, specialty stores, national specialty chains and select department stores. During fiscal 1999, the Company's products were sold in approximately 16,800 retail locations in total, an increase of 12% from the 15,000 locations during fiscal 1998. Quiksilver Europe accounted for approximately 35% of the Company's consolidated net sales during fiscal 1999. Fiscal 1999 foreign sales from the U.S. (primarily to Canada, Japan, Central and South America) were approximately 6% of consolidated net sales.

Distribution of the Company's product through surf shops, Boardriders Clubs and specialty stores where there is a Quiksville is the foundation of the Company's business. (Boardriders Clubs and Quiksvilles are discussed below under "Retail Concepts".) Approximately 37% of the Company's sales were to this channel of distribution in fiscal 1999. Most of these stores stand alone or are part of small chains. Specialty stores and specialty chains not specifically characterized as surf shops or Quiksvilles represent 41% of the Company's sales. This category includes chains such as Pacific Sunwear, Nordstrom, Duty Free Shops, Pacific Eyes and T's, Zumiez, Chicks Sporting Goods and the Buckle. The Company also sells its products to a limited number of department stores, including Macy's, Robinson's/May, Dillards, The Bon Marche, Burdines, and Liberty House in the United States; Le Printemps and Galeries Lafayette in France; and Harrods and Lillywhites in Great Britian. Sales to the department store channel totaled 17% of consolidated net sales in fiscal 1999. Approximately 5% of the Company's business is done through distributors in certain European countries.

The Company's sales are spread over a large wholesale customer base. During fiscal 1999, approximately 21% of the Company's consolidated net sales were made to the Company's ten largest customers. No single customer accounted for more than 4% of the Company's consolidated net sales during fiscal 1999.

Sales of the Company's products are made by 160 independent sales representatives in the United States and Europe and 35 distributors in Europe. The Company's sales representatives are generally compensated on a commission basis. Of the Company's domestic net sales during fiscal 1999, approximately 40% resulted from sales to customers located on the west coast of the United States, approximately 24% resulted from sales to customers located on the east coast of the United States, approximately 5% resulted from sales to customers in Hawaii, and approximately 31% resulted from sales to customers located in other areas of the United States or from exports. Of the Company's European net sales during fiscal 1999, approximately 56% resulted from sales to customers located in France, 14% in the United Kingdom, 11% in Spain, 2% in Germany and 2% in Italy, with the remaining 15% spread throughout other countries.

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

RETAIL CONCEPTS

The Company participates in the building of dedicated "Quiksilver" selling space in the retail stores of selected customers. These concept shops (referred to as "Quiksvilles") have grown steadily since their inception. During fiscal 1999, 425 Quiksvilles were opened, resulting in 902 shops at October 31, 1999.

This total includes 651 domestic shops and 251 shops in Europe. Beginning in fiscal 1996, the Company added retail merchandise coordinators to its retail marketing program. The retail merchandise coordinators, who are employed by the Company, travel between specified retail locations in metro market areas to further improve the presentation of the Company's product and build its image at the retail level.

Stand-alone Quiksilver concept stores ("Boardriders Clubs") are another part of the Company's retail strategy. These stores are stocked primarily with Quiksilver product, and their design demonstrates the Company's history, authenticity and commitment to surfing and other boardriding sports. Also included in this category are Quiksilver Roxy stores, which are dedicated to the Juniors customer. The Company owns stores in selected markets that provide brand building opportunities; however, Boardriders Clubs are generally owned by independent retailers. Currently, the Company owns stores in Maui, New York, London, Paris, Boston and Park City. The Company's licensee in Mexico also owns and operates Boardriders Clubs. During fiscal 1999, 25 Boardriders Clubs were opened, resulting in 85 Boardriders Clubs at October 31, 1999. This total includes 16 domestic, 52 in Europe, and 17 in Mexico. Of the total Boardriders Clubs at October 31, 1999, 6 are Quiksilver Roxy stores.

SEASONALITY

The Company's net sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of the Company's products, and due to the effect that the Christmas season has on the buying patterns of the Company's customers.

                                                            CONSOLIDATED NET SALES (UNAUDITED)
                                            -----------------------------------------------------------------------
QUARTER ENDING                                            1999                      1998                    1997
--------------                                    -----------------          ----------------        --------------
                                            AMOUNT      PERCENT       AMOUNT      PERCENT      AMOUNT     PERCENT
                                            ------      -------       ------      -------      ------     -------
                                                             (DOLLAR AMOUNTS IN THOUSANDS)
January 31............................     $ 85,947       19.4%      $ 55,251       17.5%     $ 45,944      19.8%
April 30 .............................      128,128       28.9         78,192       24.7        60,781      26.2
July 31  .............................      105,160       23.7         78,265       24.8        58,541      25.3
October 31............................      124,499       28.0        104,407       33.0        66,517      28.7
                                           --------      -----       --------      -----      --------     -----
      Total...........................     $443,734      100.0%      $316,115      100.0%     $231,783     100.0%
                                           ========      =====       ========      =====      ========     =====

PRODUCTION AND RAW MATERIALS

The Company's products are sourced separately for its domestic and European operations. A majority of the Company's domestic apparel products are manufactured by independent contractors from raw materials provided by the Company, while the remainder are imported as finished goods. The Company manufactures its snowboards in company-owned factories. Substantially all of the European apparel products are purchased or imported as finished goods. For the year ended October 31, 1999, approximately 60% of the Company's domestic apparel products were manufactured by independent contractors and approximately 40% were imported as finished goods. Products are manufactured based on design specifications provided by the Company whether they are produced from raw materials provided by the Company or if they are purchased or imported as finished goods.

Domestically, the Company hires independent contractors located primarily in Southern California to perform many of the manufacturing functions required to produce its clothing and accessories. In some cases, raw materials are sent outside of the United States for production by independent contractors. During fiscal 1999, such offshore production accounted for approximately 10% of products manufactured by independent contractors. In Europe, the Company hires independent contractors located primarily in Portugal, Hong Kong, Korea and France to manufacture the majority of its clothing and accessories.

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

Goods are generally manufactured and processed on an order-by-order basis. During fiscal 1999, no single contractor or raw materials or finished goods supplier accounted for more than 6% of the Company's consolidated production. The Company believes that numerous qualified contractors are available to provide additional capacity on an as-needed basis, and that it enjoys favorable ongoing relationships with its independent manufacturing contractors.

During fiscal 1999, approximately 69% of the Company's consolidated raw material fabric/trim purchases, and 86% of its domestic raw material fabric/trim purchases, were of materials made in the United States. The remaining raw material fabric/trim was purchased either directly from sources in Morocco, France, Portugal, China and Canada, or from suppliers located in the United States who had acquired some of their products from foreign sources. No single fabric supplier accounted for more than approximately 7% of the Company's consolidated expenditures for raw material purchases during fiscal 1999, while the Company's primary supplier of t-shirt blanks accounted for approximately 20%.

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

Quiksilver Europe operates in the European Union ("EU"), within which there are few trade barriers. Quiksilver Europe also sells to six other countries belonging to a trade union which has some restrictions on imports of textile products and their sources. For production, Quiksilver Europe operates under constraints imposed on imports of finished goods and raw materials from outside the EU including quotas and duty charges. The Company does not anticipate that these restrictions will materially or adversely impact its operations since it has always operated under such constraints and the trend in Europe is continuing toward unification.

TRADEMARK LICENSE AGREEMENTS

The Company owns the "Quiksilver" name, logo, and trademark in the United States, Puerto Rico and Mexico and is a licensee of Quiksilver International in certain European, Central and South American countries and Canada. The Company's strategy in Mexico is to license the use of the "Quiksilver" name to a Mexican company. The current agreement with the Company's Mexican licensee provides for royalties of 4.50% of net sales after Mexican taxes. As a strategy to penetrate certain product categories in the United States, the Company has licensed the use of the "Quiksilver" name and logo on watches and sunglasses in exchange for royalties of 7% and 10% of net sales, respectively. These license agreements expire at various times through 2006. The Company has also licensed the "Quiksilver" name to an independent chain of "Quiksilver" outlet stores and permits certain uses of the "Quiksilver" name and trademark by independent owners of Boardriders Clubs. (See "Retail Concepts" above.)

Quiksilver Europe has a European trademark license and manufacturing agreement (the "Trademark Agreement") with Quiksilver International. The Trademark Agreement provides that Quiksilver Europe can sell products under the "Quiksilver" trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily western Europe). In consideration of the rights granted under the Trademark Agreement, Quiksilver Europe pays to Quiksilver International a royalty, on a monthly basis as follows:

         (a) For any year in which Quiksilver Europe's net sales total 150,000,000 French francs (approximately $24,000,000 at October 31, 1999) or less, the total royalty is 4% of net sales for that year, up to a maximum royalty of 4,500,000 French francs (approximately $725,000 at October 31, 1999) and;

         (b) For any year in which Quiksilver Europe's net sales total greater than 150,000,000 French francs, the total royalty is 4,500,000 French francs plus an amount equal to 3% of Quiksilver Europe's net sales for that year in excess of 150,000,000 French francs.

As discussed above under "Promotion and Advertising", the Trademark Agreement also requires Quiksilver Europe to pay a quarterly promotional fee of 1% of its net sales to Quiksilver International. The Company believes that trademark protection of its names and logos is an important component of the Company's business

The Company has separate agreements with Quiksilver International regarding sales in non-European countries where the Company operates as a licensee. Royalties under these agreements average approximately 4% of net sales. Royalties are not paid on sales to other licensees of Quiksilver International.

COMPETITION

The market for beachwear, snowboardwear, casual sportswear and snowboards is highly competitive. Direct competitors in the United States are different depending on the distribution channel. In the Company's core markets in the United States, the principal competitors include companies such as Billabong, Hurley, O'Neill and Rusty. In the department store and specialty store channels, the Company's competitors also include brands such as Tommy Hilfiger, Nautica, Calvin Klein, Jnco and Fubu. In Europe, the Company's principal competitors include Oxbow, Chimsee and O'Neill. The Company believes that it has revenues and capital resources approximately equal to, or greater than, most of its competitors in this market, with the exception of Tommy Hilfiger, Nautica and Calvin Klein.

In the snowboardwear and snowboard market, the Company's principal competitors are Burton, Columbia, K-2 and Morrow. The Company believes its revenues from snowboardwear and snowboards are less than its competitors in the market.

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

EMPLOYEES

On October 31, 1999, the Company employed approximately 1,200 persons, including approximately 710 in production, operations and shipping functions, approximately 460 in sales, administrative or clerical capacities, and approximately 30 in executive capacities. None of the Company's employees are represented by a union, and the Company has never experienced a work stoppage. The Company considers its working relationships with its employees to be good.

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

ACQUISITIONS

Effective July 1, 1997, the Company acquired the operations of Mervin, the maker of two snowboard brands, Lib Technologies and Gnu, and Bent Metal bindings. The Company paid $1,900,000 in cash and assumed bank debt of $2,682,000, which was repaid with proceeds from the Company's existing domestic revolving line of credit. Additional consideration of up to $2,600,000 will be paid if Mervin achieves certain earning goals through fiscal 2000. Mervin achieved its goal for the four months ended October 31, 1997, which resulted in a payment of $500,000 of additional consideration in January 1998. Mervin did not achive its goal for the fiscal years ended October 31, 1998 or 1999, and accordingly, no additional consideration was accrued or paid.

ITEM 2.  PROPERTIES

The Company's executive offices, merchandising and design, production and warehouse facilities occupy approximately 410,000 square feet of space in multiple buildings located in Huntington Beach, California, approximately 180,000 square feet of space in eight buildings in France, and approximately 50,000 square feet of space in two facilities in the state of Washington. The Company also maintains a sales office in New York. The lease for the Company's main domestic warehouse facility, including raw materials, cutting and finished goods distribution, expires in 2007 with two, five-year extensions available. The lease for executive offices, merchandising and design and production facilities in Huntington Beach expire in 2013, with two, five-year extensions available. The Company's supplemental domestic warehouse space is operated under a five-year lease that expires in 2004. The majority of the buildings in France are leased under agreements that expire on various dates through 2009. The leases for the Company's Washington facilities, which are used for the production of snowboards and snowboard bindings and accessories, expire in 2000 and 2004. The aggregate monthly rental payment for rented facilities is approximately $400,000. The Company believes that its present facilities will be adequate for its immediately foreseeable business needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "ZQK." Prior to June 18, 1998, the Company's Common Stock was traded on the Nasdaq national market tier of the Nasdaq Stock Market. The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the NYSE (Nasdaq National Market prior to June 1998) for the two most recent fiscal years and as restated to reflect a three-for-two stock split effected April 1999 and two-for-one stock split effected on April 1998.

                                                         HIGH          LOW
                                                         ----          ---
         Fiscal 1999
                4th Quarter ended October 31, 1999...  $ 25-1/4      $ 13
                3rd Quarter ended July 31, 1999......    30-3/4        21-1/2
                2nd Quarter ended April 30, 1999.....    30-11/16      19-3/16
                1st Quarter ended January 31, 1999...    22-9/16       13-7/8

         Fiscal 1998
                4th Quarter ended October 31, 1998...  $ 22         $ 13-1/2
                3rd Quarter ended July 31, 1998......    22           17-7/16
                2nd Quarter ended April 30, 1998.....    19-3/8       14-1/8
                1st Quarter ended January 31, 1998...    17-7/16      11-7/8

The Company has reinvested earnings in its business and has never paid a cash dividend. At the present time, no change to this practice is under consideration. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the Company's line of credit agreement, the Company must obtain the bank's prior consent to pay dividends or purchase, redeem or retire any capital stock.

The number of holders of record of the Company's Common Stock was approximately 412 on January 7, 2000. The number of beneficial shareholders on that date is estimated to be approximately 4,200.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company, which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations"). The statement of income and balance sheet data presented below have been derived from the Company's consolidated financial statements. The Company's consolidated financial statements as of October 31, 1999 and 1998 and for each of the three years in the period ended October 31, 1999 have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report, included elsewhere herein.

                                                                         YEARS ENDED OCTOBER 31,
                                                        -------------------------------------------------------
                                                        1999         1998         1997         1996        1995
                                                        ----         ----         ----         ----        ----
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Statement of Income Data
Net sales.......................................    $  443,734   $  316,115   $  231,783    $ 193,474   $172,787
Income before provision for income taxes........        44,867       30,768       21,283       19,279     16,836
Net income......................................        26,584       17,963       12,644       11,660     10,012
Net income per share............................          1.20         0.85         0.61         0.56       0.50
Net income per share, assuming dilution.........          1.14         0.82         0.60         0.54       0.48
Weighted average common shares
   outstanding..................................        22,096       21,144       20,723       20,642     19,902
Weighted average common shares
   outstanding, assuming dilution...............        23,284       21,820       21,111       21,627     20,646

Balance Sheet Data
Total assets....................................    $  259,673   $  213,071   $  149,650    $ 115,580   $ 99,168
Working capital.................................       109,823       92,321       67,293       55,647     46,902
Lines of credit.................................        28,619       17,465       18,671        8,211      8,031
Long term debt..................................        28,184       30,962       11,652        2,880      3,530
Stockholders' equity............................       151,753      117,659       95,008       80,727     68,938
Current ratio...................................          2.32         2.36         2.51         2.73       2.74
Return on average stockholders' equity..........         19.73        16.89        14.39        15.58      16.16

(1) The Company's consolidated financial statements include Mervin from July 1, 1997 (see "Item 1. Acquisitions").

(2) Per share amounts and shares outstanding have been adjusted to reflect a three-for-two stock split effected on April 23, 1999 and a two-for-one stock split effected on April 24, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto for the years ended October 31, 1999, 1998 and 1997.

RESULTS OF OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

Net sales for fiscal 1999 increased 40.4% to $443,734,000 from $316,115,000 in fiscal 1998. Domestic net sales for fiscal 1999 increased 43.2% to $290,363,000 from $202,807,000 in fiscal 1998, and Quiksilver Europe's net sales increased 35.4% to $153,371,000 from $113,308,000 for those same periods. Domestic net sales in the men's category, which includes Quiksilver Young Men's, Boys, Toddlers, QS Silver Edition and Quiksilver WinterSports, increased 39.1% to $170,717,000 for fiscal 1999 from $122,753,000 in fiscal 1998. Domestic net sales in the women's category, which includes Quiksilver Roxy, Teenie Wahini, Raisins, Leilani and Radio Fiji, increased 56.8% to $108,722,000 for fiscal 1999 from $69,357,000 in fiscal 1998. Net sales of wintersports hardgoods, which includes Lib Technologies, Gnu, Arcane and Bent Metal, increased 2.1% to $10,924,000 for fiscal 1999 compared to $10,697,000 for fiscal 1998. The increase in domestic men's net sales came across all divisions, except Quiksilver WinterSports. The Company is benefitting from continued increased consumer demand for its Quiksilver products in this category, which is resulting primarily from improved product design and national marketing. The increase in domestic women's net sales came primarily from the Quiksilver Roxy division, and resulted from increased product offerings and an expanded customer base. For Quiksilver Europe, men's net sales increased 28.9% to $133,835,000 for fiscal 1999 from $103,850,000 in fiscal 1998, while women's net sales increased 106.6% to $19,536,000 from $9,458,000 in fiscal 1998. The increase in European net sales came across all divisions with particular strength in France, the United Kingdom and Spain. As measured in French Francs, Quiksilver Europe's functional currency, net sales increased 37.6%.

The gross profit margin for fiscal 1999 decreased to 39.6% from 40.1% in fiscal 1998. The domestic gross profit margin for fiscal 1999 decreased to 36.6% from 37.0% in fiscal 1998, and Quiksilver Europe's gross profit margin decreased to 45.2% in fiscal 1999 from 45.6% in fiscal 1998. The domestic gross profit margin decreased primarily as a result of an increase in the sale of clearance goods in the first and fourth quarters of fiscal 1999, offset somewhat by improved utilization of overhead in the third quarter. The gross profit margin decrease in Europe resulted primarily from higher sampling costs. Sample expenses increased in Europe as additional samples were produced to support expanded sales efforts in the Boys and Roxy divisions.

Selling, general and administrative expense ("SG&A") increased 36.0% in fiscal 1999 to $124,479,000 from $91,508,000 in fiscal 1998. Domestic SG&A increased 39.6% to $77,974,000 from $55,875,000, and Quiksilver Europe's SG&A increased 30.5% to $46,505,000 from $35,633,000 in those same periods. Domestically, SG&A increased primarily due to higher personnel and other costs related to increased sales volume. The increase in Quiksilver Europe's SG&A resulted primarily from higher personnel and other costs related to increased sales volume, along with higher advertising expenses. As a percentage of net sales, SG&A decreased to 28.1% in fiscal 1999 from 28.9% in fiscal 1998.

Net royalty expense for fiscal 1999 increased 34.5% to $3,143,000 from $2,337,000 in fiscal 1998. The increase in royalty expense that was related to Quiksilver Europe's increased sales was offset somewhat by higher royalty income from the Company's licensees. The Company receives royalty income from its watch, sunglass, Mexican, and outlet store licensees, and it pays royalties on Quiksilver Europe's sales and foreign sales from the U.S. under trademark agreements with Quiksilver International.

Interest expense for fiscal 1999 increased 27.1% to $3,476,000 from $2,734,000 in fiscal 1998. This increase was primarily due to (i) higher average outstanding balances on the Company's domestic line of credit to provide working capital to support the Company's growth, (ii) borrowings to fund the build-out of the Company's new domestic headquarters building in Huntington Beach, and
(iii) increased long-term debt in Europe to fund the opening of two company-owned Boardriders Club stores in Paris.

The effective income tax rate for fiscal 1999 decreased to 40.7% from 41.6% in fiscal 1998. The decrease in the effective income tax rate resulted primarily from lower income tax rates in Europe, which resulted primarily from a tax rate decrease in France.

As a result of the above factors, net income for fiscal 1999 increased 48.0% to $26,584,000 or $1.14 per share on a diluted basis from $17,963,000 or $0.82 per share on a diluted basis in fiscal 1998. Basic earnings per share was $1.20 for fiscal 1999 compared to $0.85 for fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997

Net sales for fiscal 1998 increased 36.4% to $316,115,000 from $231,783,000 in fiscal 1997. Domestic net sales for fiscal 1998 increased 34.6% to $202,807,000 from $150,628,000 in fiscal 1997, and Quiksilver Europe's net sales increased 39.6% to $113,308,000 from $81,155,000 for those same periods. Domestic net sales in the men's category, increased 19.0% to $122,753,000 for fiscal 1998 from $103,111,000 in fiscal 1997. Domestic net sales in the women's category increased 62.5% to $69,357,000 for fiscal 1998 from $42,692,000 in fiscal 1997.
Net sales of wintersports hardgoods increased to $10,697,000 for fiscal 1998 compared to $4,825,000 for fiscal 1997 which includes Mervin since its acquisition in July of 1997. The increase in domestic men's net sales came across all divisions, except private label as it was being phased out through the early part of fiscal 1998. The Company benefitted from increased consumer demand for its Quiksilver products in this category, which resulted primarily from improved product design and national marketing. The increase in domestic women's net sales came primarily from the Quiksilver Roxy division, and resulted from increased product offerings and an expanded customer base. For Quiksilver Europe, men's net sales increased 33.4% to $103,850,000 for fiscal 1998 from $77,849,000 in fiscal 1997, while women's net sales increased 186.1% to $9,458,000 from $3,306,000 in fiscal 1997. As measured in French Francs, Quiksilver Europe's functional currency, net sales increased 44.8%.

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

SG&A increased 39.9% in fiscal 1998 to $91,508,000 from $65,424,000 in fiscal 1997. Domestic SG&A increased 36.7% to $55,875,000 from $40,887,000, and
Quiksilver Europe's SG&A increased 45.2% to $35,633,000 from $24,537,000 in those same periods. Domestically, SG&A increased primarily due to higher personnel and other costs related to increased sales volume, along with increased distribution center expenses. The increase in Quiksilver Europe's SG&A resulted primarily from higher personnel and other costs related to increased sales volume, along with increased advertising expenses and startup costs of two retail stores in Paris, one of which opened in November 1998 with the second expected to open in the second quarter of fiscal 1999.

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

As a result of the above factors, net income for fiscal 1998 increased 42.1% to $17,963,000 or $0.82 per share on a diluted basis from $12,644,000 or $0.60 per share on a diluted basis in fiscal 1997. Basic earnings per share was $0.85 for fiscal 1998 compared to $0.61 for fiscal 1997.

Financial Position, Capital Resources and Liquidity

The Company generally finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit domestically and in Europe. Such lines of credit are supplemented by domestic term loans.

Cash provided by operations totaled $4,645,000 for fiscal 1999 compared to cash used of $1,090,000 for fiscal 1998 and $7,025,000 for fiscal 1997. The $5,735,000 increase in cash provided by operations for fiscal 1999 compared to fiscal 1998 was due to three primary effects. First, net income plus non-cash charges for depreciation and amortization increased by $10,671,000. Second, the cash flow effect of the increase in inventories net of the increase in accounts payable was a source of cash in fiscal 1999, an improvement of $11,821,000 over fiscal 1998. Third, these two effects were offset somewhat by the cash flow effect of the increase in accounts receivable, which increased $9,612,000 over the previous year, and the $7,170,000 cash flow effect of the changes in accrued expenses and income taxes payable in comparison to fiscal 1998. The $5,935,000 decrease in cash used in operations for fiscal 1998 compared to fiscal 1997 was due primarily to the increase in net income plus non-cash charges for depreciation and amortization and provision for doubtul accounts.

The Company has historically used independent contractors for cutting, sewing and all other manufacturing of the Company's products. However, in the fourth quarter of fiscal 1997, the Company acquired certain assets from two domestic cutting contractors. As a result, substantially all of the Company's domestic cutting is now performed in-house. Sewing and all other manufacturing of the Company's products are expected to continue to be performed by independent contractors. Accordingly, the Company has avoided high levels of capital expenditures for its manufacturing functions. Fiscal 1999 capital expenditures were $23,900,000, compared to $19,785,000 in fiscal 1998 and $10,312,000 in fiscal 1997. The increase in capital expenditures in fiscal 1999 and fiscal 1998 from the 1997 level was primarily due to increased investments in the Company's facilities. In fiscal 1999, the Company invested in a new headquarters building in Huntington Beach, while in fiscal 1998, Quiksilver Europe invested in a new headquarters building and two company-owned Boardriders Club stores in Paris.

The Company is planning to continue to invest funds in fiscal 2000 to open company-owned retail stores and build in-store shops in the retail locations of the Company's customers, and the Company will continue to purchase equipment from time to time in the normal course of business. Capital spending for these and other projects in fiscal 2000 is expected to aggregate between $18,000,000 and $22,000,000.

Effective December 30, 1999, the Company's loan agreement with a U.S. bank (the "Loan Agreement") was amended. The amended Loan Agreement provides for (i) an unsecured revolving line of credit of up to $68,000,000, including a $42,000,000 sublimit for letters of credit and (ii) two unsecured term loans initially totaling $17,000,000. As of October 31, 1999, the Company had $28,619,000 of cash borrowings outstanding under the revolving line of credit, and a remaining principal balance of $13,583,000 outstanding under the term loans The revolving line of credit expires in May 2000. Borrowings under the line of credit bear interest based on the bank's reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. The weighted average interest rate at October 31, 1999 was 7.2%. The term loans are repayable monthly through June 2008, and bear interest based on LIBOR, with a weighted average interest rate at October 31, 1999 of 6.8%. The Loan Agreement contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, dividend restrictions and debt-to-tangible net worth requirements. At October 31, 1999, the Company was in compliance with such covenants.

Quiksilver Europe has available unsecured lines of credit with banks that provide for maximum cash borrowings of approximately $36,000,000 in addition to approximately $18,500,000 available for the issuance of letters of credit. At October 31, 1999 the Quiksilver Europe lines of credit bore interest at rates ranging from 4.13% to 4.26%, and no cash borrowings were outstanding. The lines of credit expire on various dates through April 2000. The Company believes that these lines of credit will be renewed with substantially similar terms. Quiksilver Europe has $14,601,000 of long term debt, the majority of which is collateralized by land and buildings. Such long term debt bears interest at rates ranging generally from 3.8% to 6.0%, requires monthly, quarterly or annual principal and interest payments and is due at various dates through 2009.

During fiscal 1999, net cash provided by financing activities totaled $17,649,000 compared to $19,977,000 in fiscal 1998 and $19,987,000 in fiscal
1997. These borrowings were used to fund the capital expenditures and the increases in inventories and trade accounts receivable as discussed above.

Cash and cash equivalents decreased $1,580,000 to $1,449,000 at October 31, 1999 from $3,029,000 at October 31, 1998, while working capital increased $17,502,000 or 19.0% to $109,823,000 from $92,321,000 for that same period.

The Company is in the process of restructuring its domestic credit facility. As proposed to be restructured, the facility will include (i) a group of banks participating in a revolving credit facility totaling $75,000,000, which will be secured by certain domestic assets and expire in February 2001, and (ii) a $12,300,000 term loan secured by certain domestic fixed assets. The Company believes that this facility will be completed prior to May 2000 and that, along with its European credit facilities, this facility will provide adequate resources to cover the Company's seasonal working capital, projected capital spending, and other requirements for the foreseeable future. The Company further believes that increases in its credit facilities can be obtained as needed to fund future growth.

During fiscal 1999, the Company's Board of Directors approved a three-for-two split of the Company's Common Stock. The split was effected in the form of a dividend on April 23, 1999 to shareholders of record on April 15, 1999. During fiscal 1998, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock. This split was effected in the form of a dividend on April 24, 1998 to shareholders of record on April 16, 1998.

Consolidated trade accounts receivable increased 37.3% to $107,619,000 at October 31, 1999 from $78,390,000 at October 31, 1998. Domestic trade accounts receivable increased 36.4% to $74,128,000 at October 31, 1999 from $54,327,000 at October 31, 1998, and Quiksilver Europe's trade accounts receivable increased 39.2% to $33,491,000 from $24,063,000 for the same period. These increases are generally consistent with the increases in net sales in fiscal 1999 compared to fiscal 1998.

Consolidated inventories increased 2.3% to $72,207,000 at October 31, 1999 from $70,575,000 at October 31, 1998. Domestic inventories decreased 0.4% to $53,098,000 at October 31, 1999 from $53,295,000 at October 31, 1998. This slight decrease resulted from improved purchasing patterns, which offset set increased inventories to support higher sales for the holiday and spring seasons of 1999/2000. Quiksilver Europe's inventories increased 10.6% to $19,109,000 at October 31, 1999 from $17,280,000 at October 31, 1998. European inventories increased from fiscal 1998 levels primarily to support increased sales for the current and upcoming spring/summer season. The Company's average inventory turnover was 4.2 turns at the end of fiscal 1999, which is increased from an average inventory turnover at the end of fiscal 1998 of 3.5 turns.

Significant Accounting Estimates

In recent years, certain customers of the Company have experienced financial difficulties, including the filing for reorganization proceedings under bankruptcy laws. Generally, the Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that its allowance for doubtful accounts at October 31, 1999 is adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other customers could have an adverse impact on the Company's financial position or results of operations.

Inflation

The modest rate of inflation over the periods covered by this report has had an insignificant impact on the Company's sales and profitability.

Changes in Accounting Methods

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" . SFAS No. 130 established standards for reporting comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in stockholders' equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company's Consolidated Statements of Comprehensive Income include net income and foreign currency adjustments that arise from the translation of the financial statements of Quiksilver Europe into U.S. Dollars. SFAS No. 131 established standards for reporting information about operating segments and related information regarding products and services, geographic areas and major customers. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Within the consumer products industry, the Company operates in the United States (referred to herein as "domestic") and in Europe, and no single customer accounts for more than 10% of the Company's net sales. See also Note 13 to the Company's Consolidated Financial Statements.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 must be implemented by the Company by fiscal 2001 and will change the Company's accounting for its foreign currency contracts. The effects of SFAS No. 133 on the Company's consolidated financial statements have not been determined.

Year 2000 Readiness Disclosure

The Company undertook a Year 2000 Compliance Project ("Y2K Project") that was designed to ensure that the Company could effectively conduct business beyond January 1, 2000, and that disruption from December 31, 1999 to January 1, 2000 would be minimized. The Company's Y2K Plan addressed reporting compliance and legal concerns and contained various phases, including evaluation of systems, planning for system fixes, implementation of system fixes, development of contingency plans, and testing of system fixes. Although problems may still arise, the Company's Y2K Project appears to have been successful. As of the date of this annual report, there have been no significant internal issues identified, and inquiries after January 1, 2000 of the Company's key suppliers and customers have indicated that they have not experienced significant issues either.

When the Company's systems were upgraded as part of its Y2K Project, other improvements to the Company's system were made. The cost of the Company's Y2K Project, including such system upgrades, was approximately $1,800,000.

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

         o The availability of outside contractors at prices favorable to the Company,

         o The ability to source raw materials at prices favorable to the Company,

         o        Currency fluctuations,

         o        Changes in business strategy or development plans,

         o        Availability of qualified personnel,

         o The impact of possible future Y2K issues on customer and supplier operations

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

Foreign Currency

Approximately 35% of the Company's net sales in fiscal 1999 was generated by Quiksilver Europe. The functional currency of Quiksilver Europe is the French Franc. However, Quiksilver Europe sells in various European countries and collects at future dates in the customers' local currencies and purchases raw materials and finished goods in U.S. dollars and other European currencies. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. Quiksilver Europe enters into foreign currency contracts in managing its foreign exchange risk on foreign currency transactions and does not use the contracts for trading purposes. The Company's goal is to protect the Company from the risk that the eventual French Franc net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Firmly committed transactions are hedged with forward exchange contracts. Gains and losses related to hedges of firmly committed transactions are deferred and recognized when the hedged transaction occurs.

For financial reporting purposes, Quiksilver Europe's statements of income are translated from French Francs into U.S. Dollars at exchange rates in effect during the reporting period. When the French Franc strengthens compared to the U.S. Dollar, there is a positive effect on Quiksilver Europe's results as reported in the Company's Consolidated Financial Statements. Conversely, when the U.S. Dollar strengthens, there is a negative effect. In fiscal 1999, the U.S. Dollar strengthened somewhat compared to the French Franc, which had the corresponding negative effect on the Company's reported results for fiscal 1999. Net sales of Quiksilver Europe as measured in French Francs increased 37.6% in fiscal 1999 compared to fiscal 1998, but as measured in U.S. Dollars and reported in the Company's Consolidated Statement of Income, Quiksilver Europe's net sales increased 35.4%. To reduce the Company's exposure to these translation risks, Quiksilver Europe advances funds to the domestic business that are repayable in French Francs and approximate the expected earnings of Quiksilver Europe. The Company recognized a foreign exchange gain amounting to $327,000 in fiscal 1999 related to these advances.

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

Interest Rates

The majority of the Company's lines of credit and long term debt, with a total balance of $56,803,000 at October 31, 1999, bears interest based on LIBOR. The weighted average interest rate at October 31, 1999 was 6.2%. If interest rates were to increase by 10%, the estimated impact on the Company's consolidated financial statements would be to reduce net income by approximately $200,000 after taxes based on amounts outstanding and rates in effect at October 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1999 and is incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1999 and is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1999 and is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 1999 and is incorporated herein by this reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  1.       Consolidated Financial Statements
                           See "Index to Consolidated Financial Statements" on page 19

                  2.       Exhibits
                           See "Exhibit Index" on page 36

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 1999.

                                QUIKSILVER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page

INDEPENDENT AUDITORS' REPORT...................................     20

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets
        October 31, 1999 and 1998..............................     21

     Consolidated Statements of Income
        Years Ended October 31, 1999, 1998 and 1997............     22

     Consolidated Statements of Comprehensive Income
       Years Ended October 31, 1999, 1998 and 1997.............     22

     Consolidated Statements of Stockholders' Equity
        Years Ended October 31, 1999, 1998 and 1997............     23

     Consolidated Statements of Cash Flows
        Years Ended October 31, 1999, 1998 and 1997............     24

     Notes to Consolidated Financial Statements................     25

                          INDEPENDENT AUDITORS' REPORT




To The Board of Directors and Stockholders of
Quiksilver, Inc.:

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quiksilver, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

December 30, 1999
Costa Mesa, California

                                QUIKSILVER, INC.

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998

                                                                                              1999            1998
                                                                                              ----            ----
ASSETS
Current assets:
   Cash and cash equivalents..........................................................    $  1,449,000    $  3,029,000
   Trade accounts receivable, less allowance for doubtful accounts of
     $5,738,000 (1999) and $3,738,000 (1998) - Note 3.................................     107,619,000      78,390,000
   Other receivables..................................................................       4,074,000       3,720,000
   Inventories - Note 4...............................................................      72,207,000      70,575,000
   Deferred income taxes - Note 11....................................................       5,672,000       3,144,000
Prepaid expenses and other current assets.............................................       2,153,000       1,206,000
                                                                                          ------------       ---------
         Total current assets.........................................................     193,174,000     160,064,000

Fixed assets, net - Notes 5 and 6.....................................................      45,153,000      31,996,000
Trademark, less accumulated amortization of
   $2,044,000 (1999) and $1,845,000 (1998) - Note 10..................................       1,393,000       1,589,000
Goodwill, less accumulated amortization of
   $5,233,000 (1999) and $4,484,000 (1998) - Note 2...................................      17,055,000      17,381,000
Deferred income taxes - Note 11.......................................................         401,000         264,000
Other assets..........................................................................       2,497,000       1,777,000
                                                                                          ------------    ------------
         Total assets.................................................................    $259,673,000    $213,071,000
                                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit - Note 6...........................................................    $ 28,619,000    $ 17,465,000
   Accounts payable...................................................................      31,325,000      26,340,000
   Accrued liabilities - Note 7.......................................................      19,792,000      17,269,000
   Current portion of long term debt - Note 6.........................................       3,615,000       3,293,000
   Income taxes payable - Note 11.....................................................              --       3,376,000
                                                                                          ------------    ------------
         Total current liabilities....................................................      83,351,000      67,743,000
Long term debt - Note 6...............................................................      24,569,000      27,669,000
                                                                                          ------------    ------------
         Total liabilities............................................................     107,920,000      95,412,000
                                                                                          ------------    ------------

Commitments and contingencies - Note 8

Stockholders' equity - Note 9:
   Preferred stock, $.01 par value, authorized shares -
      5,000,000; issued and outstanding shares - none.................................              --              --
   Common stock, $.01 par value, authorized shares -
      30,000,000; issued and outstanding shares -
      22,731,220 (1999) and 21,828,447 (1998).........................................         227,000         218,000
   Additional paid-in capital.........................................................      36,780,000      25,848,000
   Treasury stock, 390,000 shares.....................................................      (3,054,000)     (3,054,000)
   Retained earnings..................................................................     121,590,000      95,006,000
   Accumulated other comprehensive loss...............................................      (3,790,000)       (359,000)
                                                                                          ------------    ------------
         Total stockholders' equity...................................................     151,753,000     117,659,000
                                                                                          ------------    ------------
         Total liabilities and stockholders' equity...................................    $259,673,000    $213,071,000
                                                                                          ============    ============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                             1999            1998           1997
                                                                             ----            ----           ----
Net sales............................................................    $443,734,000     $316,115,000   $231,783,000
Cost of goods sold...................................................     268,184,000      189,399,000    141,487,000
                                                                         ------------     ------------   ------------
   Gross profit......................................................     175,550,000      126,716,000     90,296,000
                                                                         ------------     ------------   ------------
Operating expenses:
   Selling, general and administrative expense.......................     124,479,000       91,508,000     65,424,000
   Royalty income....................................................      (2,123,000)      (1,514,000)    (1,379,000)
   Royalty expense...................................................       5,266,000        3,851,000      2,872,000
                                                                         ------------     ------------   ------------
      Total operating expenses.......................................     127,622,000       93,845,000     66,917,000
                                                                         ------------     ------------   ------------
Operating income.....................................................      47,928,000       32,871,000     23,379,000
Interest expense.....................................................       3,476,000        2,734,000      1,818,000
Foreign currency (gain) loss.........................................        (960,000)        (946,000)        80,000
Other expense........................................................         545,000          315,000        198,000
                                                                         ------------     ------------   ------------
Income before provision for income taxes.............................      44,867,000       30,768,000     21,283,000
Provision for income taxes - Note 11.................................      18,283,000       12,805,000      8,639,000
                                                                         ------------     ------------   ------------
Net income...........................................................    $ 26,584,000     $ 17,963,000   $ 12,644,000
                                                                         ============     ============   ============

Net income per share - Note 1........................................           $1.20            $0.85          $0.61
                                                                         ============     ============   ============
Net income per share, assuming dilution - Note 1.....................           $1.14            $0.82          $0.60
                                                                         ============     ============   ============

Weighted average common shares outstanding - Note 1..................      22,096,000       21,144,000     20,723,000
                                                                         ============     ============   ============
Weighted average common shares outstanding,
   assuming dilution - Note 1........................................      23,284,000       21,820,000     21,111,000
                                                                         ============     ============   ============


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                            1999            1998          1997
                                                                            ----            ----          ----
Net income...........................................................    $26,584,000     $17,963,000   $12,644,000
Other comprehensive (loss) income --
   Foreign currency translation adjustment...........................     (3,431,000)      1,350,000    (2,050,000)
                                                                         -----------     -----------   -----------
Comprehensive income.................................................    $23,153,000     $19,313,000   $10,594,000
                                                                         ===========     ===========   ===========

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                                                ACCUMULATED
                                 COMMON STOCK        ADDITIONAL                                   OTHER           TOTAL
                              ------------------      PAID-IN      TREASURY        RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                              SHARES      AMOUNT      CAPITAL        STOCK         EARNINGS    INCOME (LOSS)      EQUITY
                            ----------   --------   -----------   -----------    ------------  -------------   -------------
Balance, November 1, 1996   20,896,038   $209,000   $18,832,000   $(3,054,000)   $ 64,399,000   $   341,000    $ 80,727,000
  Exercise of stock
    options .............      522,372      5,000     2,813,000            --              --            --       2,818,000
  Tax benefit from
    exercise of stock
    options .............           --         --       869,000            --              --            --         869,000
  Net income and other
    comprehensive loss ..           --         --            --            --      12,644,000    (2,050,000)     10,594,000
                            ----------   --------   -----------   -----------    ------------   -----------    ------------
Balance, October 31, 1997   21,418,410    214,000    22,514,000    (3,054,000)     77,043,000    (1,709,000)     95,008,000
  Exercise of stock
    options .............      410,037      4,000     2,602,000            --              --            --       2,606,000
  Tax benefit from
    exercise of stock
    options .............           --         --       732,000            --              --            --         732,000
  Net income and other
    comprehensive income            --         --            --            --      17,963,000     1,350,000      19,313,000
                            ----------   --------   -----------   -----------    ------------   -----------    ------------
Balance, October 31, 1998   21,828,447    218,000    25,848,000    (3,054,000)     95,006,000      (359,000)    117,659,000
  Exercise of stock
    options .............      902,773      9,000     7,574,000            --              --            --       7,583,000
  Tax benefit from
    exercise of stock
    options .............           --         --     3,358,000            --              --            --       3,358,000
  Net income and other
    comprehensive loss ..           --         --            --            --      26,584,000    (3,431,000)     23,153,000
                            ----------   --------   -----------   -----------    ------------   -----------    ------------

Balance, October 31, 1999   22,731,220   $227,000   $36,780,000   $(3,054,000)   $121,590,000   $(3,790,000)   $151,753,000
                            ==========   ========   ===========   ===========    ============   ===========    ============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                            1999            1998            1997
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
   Net income .......................................................   $ 26,584,000    $ 17,963,000    $ 12,644,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization ..............................      7,671,000       5,621,000       3,715,000
         Provision for doubtful accounts ............................      3,088,000       2,886,000       3,261,000
         Loss (gain) on sale of fixed assets ........................        543,000        (174,000)        189,000
         Deferred income taxes ......................................     (2,665,000)     (1,057,000)       (515,000)
         Changes in operating assets and liabilities, net of effects from purchase of Mervin Manufacturing, Inc. (1997):
               Trade accounts receivable ............................    (35,122,000)    (25,510,000)    (15,080,000)
               Other receivables ....................................       (614,000)     (1,866,000)        284,000
               Inventories ..........................................     (3,369,000)    (21,332,000)    (11,699,000)
               Prepaid expenses and other current assets ............       (775,000)       (270,000)        120,000
               Other assets .........................................       (348,000)       (315,000)             --
               Accounts payable .....................................      6,501,000      12,643,000        (852,000)
               Accrued liabilities ..................................      3,214,000       6,811,000          97,000
               Income taxes payable .................................        (63,000)      3,510,000         811,000
                                                                        ------------    ------------    ------------
                  Net cash provided by (used in) operating activities      4,645,000      (1,090,000)     (7,025,000)
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of fixed assets ..............................        299,000         371,000          82,000
   Capital expenditures .............................................    (23,900,000)    (19,785,000)    (10,312,000)
   Acquisition of Mervin Manufacturing, Inc. ........................             --        (500,000)     (1,900,000)
                                                                        ------------    ------------    ------------
                  Net cash used in investing activities .............    (23,601,000)    (19,914,000)    (12,130,000)
                                                                        ------------    ------------    ------------

Cash flows from financing activities:
   Borrowings on lines of credit ....................................     55,806,000      28,668,000      41,928,000
   Payments on lines of credit ......................................    (44,652,000)    (29,731,000)    (33,884,000)
   Borrowings on long-term debt .....................................      4,442,000      20,488,000       9,908,000
   Payments on long-term debt .......................................     (5,530,000)     (2,054,000)       (783,000)
   Proceeds from stock option exercises .............................      7,583,000       2,606,000       2,818,000
                                                                        ------------    ------------    ------------
                  Net cash provided by financing activities .........     17,649,000      19,977,000      19,987,000
Effect of exchange rate changes on cash .............................       (273,000)        (47,000)       (158,000)
                                                                        ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents ................     (1,580,000)     (1,074,000)        674,000
Cash and cash equivalents, beginning of year ........................      3,029,000       4,103,000       3,429,000
                                                                        ------------    ------------    ------------
Cash and cash equivalents, end of year ..............................   $  1,449,000    $  3,029,000    $  4,103,000
                                                                        ------------    ============    ============

Supplementary cash flow information:
   Cash paid during the year for:
      Interest ......................................................   $  3,430,000    $  2,644,000    $  1,712,000
                                                                        ============    ============    ============
      Income taxes ..................................................   $ 19,849,000    $ 10,275,000    $  8,691,000
                                                                        ============    ============    ============
   Non-cash financing activity --
      Bank debt assumed in acquisition (Note 2) .....................   $         --    $         --    $  2,682,000
                                                                        ============    ============    ============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Company Business

The Company designs, produces and distributes clothing, accessories and related products for active-minded people and develops brands that represent a casual lifestyle--driven from a boardriding heritage. The Company's primary focus is apparel for young men and young women under the Quiksilver, Quiksilver Roxy, Raisins and Radio Fiji labels. The Company also manufactures apparel for boys (Quiksilver Boys), girls (Teenie Wahini and Raisins Girls), men (QS Silver Edition) and women (Leilani), as well as snowboards, snowboard boots and bindings under the Lib Technologies, Gnu and Bent metal labels. Distribution is primarily in the United States and Europe and is primarily based in surf shops and specialty stores that endeavor to provide an outstanding retail experience for their customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quiksilver, Inc., QS Retail, Inc., Mt. Waimea, Inc. and Quiksilver Wetsuits, Inc. ("Quiksilver"), Na Pali, S.A. and subsidiaries ("Quiksilver Europe") and Mervin Manufacturing, Inc. ("Mervin"), its wholly-owned subsidiaries (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

Certificates of deposit and highly liquid short-term investments purchased with original maturities of three months or less are considered cash equivalents.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Fixed Assets

Furniture, equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to ten years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. The cost of land use rights for certain leased retail locations (totaling $3,600,000 at October 31, 1999) is included in, and accounted for, as land in the accompanying consolidated financial statements and is reviewed annually for impairment.

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

During fiscal 1999, the Company's Board of Directors approved a three-for-two split of the Company's Common Stock. The split was effected in the form of a dividend on April 23, 1999 to shareholders of record on April 15, 1999. During fiscal 1998, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock. This split was effected in the form of a dividend on April 24, 1998 to shareholders of record on April 16,1998. All share and per share information has been restated to reflect these stock splits.

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

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" for fiscal 1999. This statement established standards for reporting comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in stockholders' equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company's Consolidated Statements of Comprehensive Income include net income and foreign currency adjustments that arise from the translation of the financial statements of Quiksilver Europe into U.S. Dollars.

Segment and Geographic Information

The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" for fiscal 1999. This statement established standards for reporting information about operating segments and related information regarding products and services, geographic areas and major customers. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Within the consumer products industry, the Company operates primarily in the United States (referred to herein as "domestic") and in Europe, and no single customer accounts for more than 10% of the Company's net sales.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 must be implemented by the Company by fiscal 2001 and will change the Company's accounting for its foreign currency contracts. The effects of SFAS No. 133 on the Company's consolidated financial statements have not yet been determined.

NOTE 2 -- ACQUISITION

Effective July 1, 1997, the Company acquired the operations of Mervin, the maker of two snowboard brands, Lib Technologies and Gnu, and Bent Metal bindings. The initial purchase price was $4,582,000, which includes a cash payment of $1,900,000 and assumed bank debt of $2,682,000. Under the terms of the purchase agreement, additional consideration aggregating $2,600,000 will be paid if Mervin achieves certain earnings goals through fiscal 2000. Mervin achieved its goal for the four months ended October 31, 1997, which resulted in a payment of $500,000 in January 1998 and an adjustment to goodwill of $500,000 at October 31, 1997. Mervin did not achieve its goal for the years ended October 31, 1998 and October 31, 1999. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $3,844,000, which is being amortized over 30 years.

NOTE 3 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts includes the following:

                                                       YEARS ENDED OCTOBER 31,
                                              -----------------------------------------
                                                  1999           1998           1997
                                              -----------    -----------    -----------
         Balance, beginning of year .......   $ 3,738,000    $ 2,725,000    $ 2,873,000
            Provision for doubtful accounts     3,088,000      2,886,000      3,261,000
            Deductions ....................    (1,088,000)    (1,873,000)    (3,409,000)
                                              -----------    -----------    -----------
         Balance, end of year .............   $ 5,738,000    $ 3,738,000    $ 2,725,000
                                              ===========    ===========    ===========


NOTE 4 -- INVENTORIES

Inventories consist of the following:

                                               OCTOBER 31,
                                       ---------------------------
                                           1999            1998
                                       -----------     -----------
         Raw materials.............    $19,225,000     $18,531,000
         Work in process...........      7,819,000       9,323,000
         Finished goods............     45,163,000      42,721,000
                                       -----------     -----------
                                       $72,207,000     $70,575,000
                                       ===========     ===========


NOTE 5 -- FIXED ASSETS

Fixed assets consist of the following:

                                                                       OCTOBER 31,
                                                                1999              1998
                                                            ------------     ------------
         Furniture and equipment........................    $ 32,716,000     $ 29,597,000
         Leasehold improvements.........................      16,951,000        7,934,000
         Land and buildings.............................      12,613,000        9,022,000
                                                            ------------     ------------
                                                              62,280,000       46,553,000
         Accumulated depreciation and amortization......     (17,127,000)     (14,557,000)
                                                            ------------     ------------
                                                            $ 45,153,000     $ 31,996,000
                                                            ============     ============


NOTE 6 -- LINES OF CREDIT AND LONG TERM DEBT

Effective December 30, 1999, the Company's loan agreement with a U.S. bank (the "Agreement") was amended. The amended Agreement provides for (i) an unsecured revolving line of credit of up to $68,000,000, including a $42,000,000 sublimit for letters of credit and (ii) two unsecured term loans initially totaling $17,000,000. The revolving line of credit expires in May 2000. Borrowings under the line of credit bear interest based on the bank's reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. The weighted average interest rate at October 31, 1999 was 7.2%. The term loans are repayable monthly through June 2008, and bear interest based on LIBOR, with a weighted average interest rate at October 31, 1999 of 6.8%. As of October 31, 1999, the Company had $28,619,000 of cash borrowings outstanding under the revolving line of credit and $13,583,000 outstanding under the term loans.

The Agreement contains restrictive covenants, the most significant of which relate to the maintenance of minimum tangible net worth, dividend restrictions and debt-to-tangible net worth requirements. At October 31, 1999, the Company was in compliance with such covenants.

Quiksilver Europe also has available unsecured lines of credit with banks that provide for maximum cash borrowings of approximately $36,000,000 in addition to approximately $18,500,000 available for the issuance of letters of credit. At October 31, 1999, these lines of credit bore interest at rates ranging from 4.13% to 4.26%, and no cash borrowings were outstanding. The lines of credit expire on various dates through April 2000. The Company believes that these lines of credit will be renewed with substantially similar terms. Quiksilver Europe has $14,601,000 of long term debt, the majority of which is collateralized by land and buildings. Such long term debt bears interest at rates ranging generally from 3.8% to 6.0%, requires monthly, quarterly or annual principal and interest payments and is due at various dates through 2009.

Principal payments on long term debt are due approximately as follows:

                  2000................    $ 3,615,000
                  2001................      3,908,000
                  2002................      3,680,000
                  2003................      3,921,000
                  2004................      3,686,000
                  Thereafter..........      9,374,000
                                          -----------
                                          $28,184,000
                                          ===========


NOTE 7 -- ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                   OCTOBER 31,
                                                           ---------------------------
                                                              1999            1998
                                                           -----------     -----------
         Accrued employee compensation and benefits....    $12,897,000     $11,681,000
         Accrued sales and payroll taxes...............      2,052,000       2,091,000
         Other liabilities.............................      4,843,000       3,497,000
                                                           -----------     -----------
                                                           $19,792,000     $17,269,000
                                                           ===========     ===========


NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 1999:

                  2000....................    $ 4,652,000
                  2001....................      4,564,000
                  2002....................      4,583,000
                  2003....................      4,597,000
                  2004....................      3,957,000
                  Thereafter..............     13,494,000
                                              -----------
                                              $35,847,000
                                              ===========

Total rent expense was $4,840,000, $2,534,000 and $1,312,000 during the years ended October 31, 1999, 1998 and 1997, respectively.

Litigation

Legal claims against the Company consist of matters incidental to the Company's business. In the opinion of management, the outcome of these claims will not materially affect the Company's consolidated financial position or results of operations.


NOTE 9 -- STOCKHOLDERS' EQUITY

In March 1996, the Company's stockholders approved the Company's 1996 Stock Option Plan (the "1996 Plan") and the 1995 Nonemployee Directors' Stock Option Plan, which generally replaced the Company's previous stock option plans. Under the 1996 Plan, nonqualified and incentive options to acquire up to 3,600,000 shares of common stock may be granted to officers and employees selected by the plan's administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash, or, with the consent of the committee, by delivering previously outstanding shares of the Company's Common Stock. Options are exercisable over a period of time, generally three to five years, as designated by the committee and are subject to such other terms and conditions as the committee determines.

Changes in shares under option for the years ended October 31, 1999, 1998 and 1997 are summarized as follows:

                                                                  YEARS ENDED OCTOBER 31,
                                          ------------------------------------------------------------------------
                                                 1999                       1998                      1997
                                          --------------------     ----------------------     --------------------
                                                     WEIGHTED                    WEIGHTED                 WEIGHTED
                                                     AVERAGE                     AVERAGE                  AVERAGE
                                            SHARES    PRICE          SHARES       PRICE         SHARES     PRICE
                                          ---------  --------      ---------     --------     ---------   --------
  Outstanding, beginning of year......    3,846,408  $   8.15      3,325,845     $  7.47      3,440,919   $  6.86
    Granted...........................      490,298     16.05      1,022,901        9.43        737,298      9.57
    Exercised.........................     (902,773)     8.34       (410,037)       6.48       (522,372)     5.40
    Canceled..........................      (23,402)    12.30        (92,301)       8.78       (330,000)     8.54
                                          ---------                ---------                  ---------
  Outstanding, end of year............    3,410,531  $   9.22      3,846,408     $  8.15      3,325,845   $  7.47
                                          =========  ========      =========     =======      =========   =======

  Options exercisable, end of year....    1,948,571  $   7.39      1,735,306     $  6.97      1,176,663   $  5.82
                                          =========  ========      =========     =======      =========   =======
  Weighted average fair value of
    options granted during the year...               $   7.42                    $  4.83                  $  4.38
                                                     ========                    =======                  =======


Outstanding stock options at October 31, 1999 consist of the following:

                                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                      -----------------------------------           -----------------------
                                                    WEIGHTED
               RANGE OF                              AVERAGE     WEIGHTED                          WEIGHTED
               EXERCISE                             REMAINING     AVERAGE                           AVERAGE
                PRICES                  SHARES        LIFE         PRICE             SHARES          PRICE
               --------               ---------     ---------    --------           ---------      --------
                                                     (YEARS)
         $ 1.79  - $ 6.95               765,754        4.8        $ 4.95              746,754       $ 4.91
           6.96  -   9.27             1,378,601        7.4          8.13              794,491         7.97
           9.28  -  13.90               778,626        7.7         11.07              407,326        10.78
          13.91  -  23.17               487,550        9.2         16.06                   --           --
                                      ---------                                     ---------
           1.79  -  23.17             3,410,531        7.1        $ 9.22            1,948,571       $ 7.39
                                      =========                   ======            =========       ======

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 1999, 1998 and 1997 assuming risk-free interest rates of 6.2%, 5.2% and 6.5%, respectively, volatility of 57.0%, 52.4% and 41.9%, respectively, zero dividend yield, and expected lives of 2.9, 5.0 and 5.0 years, respectively. If compensation expense was determined based on the fair value method beginning with grants in the year ended October 31, 1996, the Company's net income and net income per share, assuming dilution would have been reduced to the pro forma amounts indicated below:

                                                                               YEARS ENDED OCTOBER 31,
                                                                   -----------------------------------------------
                                                                      1999              1998              1997
                                                                   -----------       -----------       -----------
  Actual net income...........................................     $26,584,000       $17,963,000       $12,644,000
  Pro forma net income........................................      24,703,000        14,785,000        10,503,000

  Actual net income per share, assuming dilution..............          $ 1.14            $ 0.82           $ 0.60
  Pro forma net income per share, assuming dilution...........            1.06              0.69             0.51

The impact of outstanding nonvested stock options granted prior to the year ended October 31, 1996 has been excluded from the pro forma calculation. Accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments.

As of October 31, 1999, there were 534,057 shares of common stock under the 1996 Plan that were available for future grant.


NOTE 10 -- ROYALTY, TRADEMARK AND ADVERTISING

The Company and Quiksilver International entered into an agreement in January 1996 that requires, among other things, the Company to pay a fee of approximately $363,000 per year for advertising and promotion. The agreement expires in January 2006, and the promotional fee is adjusted annually based on annual domestic sales volume of Quiksilver.

Quiksilver Europe has a European trademark license and manufacturing agreement (the "Trademark Agreement") with Quiksilver International. The Trademark Agreement provides that Quiksilver Europe can sell products under the "Quiksilver" trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily western Europe). In consideration of the rights granted under the agreement, Quiksilver Europe pays to Quiksilver International a royalty on a monthly basis as follows:

          (a) For any year where Quiksilver Europe's net sales total 150,000,000 French francs (approximately $24,000,000 at October 31, 1999) or less, the total royalty is 4% of net sales for that year, up to a maximum royalty of 4,500,000 French francs (approximately $725,000 at October 31, 1999) and;

          (b) For any year where Quiksilver Europe's net sales total greater than 150,000,000 French francs, the total royalty is 4,500,000 French francs plus an amount equal to 3% of Quiksilver Europe's net sales for that year in excess of 150,000,000 French francs.

The Trademark Agreement also requires Quiksilver Europe to pay a quarterly promotional fee of 1% of its net sales.

The Company licensed the use of the "Quiksilver" name, logo, and trademark in Mexico in exchange for royalties of 4.5% of net sales after Mexican taxes, and the use of the "Quiksilver" name and logo on watches and sunglasses in exchange for royalties of 7% and 10% of sales, respectively. These license agreements expire through 2006.

NOTE 11 -- INCOME TAXES

A summary of the provision for income taxes is as follows:

                                                                           YEARS ENDED OCTOBER 31,
                                                                 -----------------------------------------
                                                                    1999            1998          1997
                                                                 -----------     -----------    ----------
         Current:
            Federal..........................................    $11,430,000     $ 6,087,000    $4,260,000
            State............................................      2,504,000       1,499,000     1,091,000
            Foreign..........................................      7,014,000       6,276,000     3,803,000
                                                                 -----------     -----------    ----------
                                                                  20,948,000      13,862,000     9,154,000
                                                                 -----------     -----------    ----------
         Deferred:
            Federal..........................................     (2,170,000)       (218,000)     (157,000)
            State............................................       (420,000)        (24,000)       31,000
            Foreign..........................................        (75,000)       (815,000)     (389,000)
                                                                 -----------     -----------    ----------
                                                                  (2,665,000)     (1,057,000)     (515,000)
                                                                 -----------     -----------    ----------
         Provision for income taxes..........................    $18,283,000     $12,805,000    $8,639,000
                                                                 ===========     ===========    ==========

A reconciliation of the effective income tax rate to a computed "expected" statutory federal income tax rate is as follows:

                                                                         YEARS ENDED OCTOBER 31,
                                                                       --------------------------
                                                                        1999      1998      1997
                                                                       ------    ------    ------
                  Computed "expected" statutory federal income
                     tax rate ......................................     35.0%     35.0%     35.0%
                  State income taxes, net of federal income
                     tax benefit ...................................      3.0       3.1       3.4
                  Foreign income tax rate differential .............      2.3       3.1       2.0
                  Other ............................................      0.4       0.4       0.2
                                                                       ------    ------    ------
                  Effective income tax rate ........................     40.7%     41.6%     40.6%
                                                                       ======    ======    ======

The components of net deferred income taxes are as follows:

                                                       OCTOBER 31,
                                               --------------------------
                                                   1999           1998
                                               -----------    -----------
         Deferred income tax assets:
            Allowance for doubtful accounts    $ 2,781,000    $ 1,384,000
            Trademark amortization .........       826,000        775,000
            State taxes ....................       384,000        370,000
            Nondeductible accruals and other     2,662,000      1,533,000
                                               -----------    -----------
                                                 6,653,000      4,062,000
                                               -----------    -----------
         Deferred income tax liabilities:
            Goodwill amortization ..........      (409,000)      (319,000)
            Depreciation ...................       (30,000)      (150,000)
            Other ..........................      (141,000)      (185,000)
                                               -----------    -----------
                                                  (580,000)      (654,000)
                                               -----------    -----------
         Net deferred income taxes .........   $ 6,073,000    $ 3,408,000
                                               ===========    ===========

The tax benefit from the exercise of certain stock options are reflected as additions to paid-in capital.

NOTE 12 -- RETIREMENT PLAN

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust. This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company which are approved by the Company's Board of Directors. The Company made contributions of $242,000, $183,000 and $120,000 to the Plan for the years ended October 31, 1999, 1998 and 1997, respectively.


NOTE 13 -- GEOGRAPHIC INFORMATION

Information related to domestic and European operations is as follows:

                                                                          YEARS ENDED OCTOBER 31,
                                                          ------------------------------------------------------
                                                               1999                1998                 1997
                                                               ----                ----                 ----
         Net sales to unaffiliated customers:
            Domestic.................................     $   290,363,000    $    202,807,000    $   150,628,000
            Europe...................................         153,371,000         113,308,000         81,155,000
                                                          ---------------    ----------------    ---------------
               Consolidated..........................     $   443,734,000    $    316,115,000    $   231,783,000
                                                          ===============    ================    ===============

         Gross profit:
            Domestic.................................     $   106,156,000    $     74,987,000    $    53,992,000
            Europe...................................          69,394,000          51,729,000         36,304,000
                                                          ---------------    ----------------    ---------------
               Consolidated..........................     $   175,550,000    $    126,716,000    $    90,296,000
                                                          ===============    ================    ===============

         Operating income:
            Domestic.................................     $    29,565,000    $     20,240,000    $    14,137,000
            Europe...................................          18,363,000          12,631,000          9,242,000
                                                          ---------------    ----------------    ---------------
               Consolidated..........................     $    47,928,000    $     32,871,000    $    23,379,000
                                                          ===============    ================    ===============

         Identifiable assets:
            Domestic.................................     $   180,546,000    $    144,384,000    $   106,956,000
            Europe...................................          79,127,000          68,687,000         42,694,000
                                                          ---------------    ----------------    ---------------
               Consolidated..........................     $   259,673,000    $    213,071,000    $   149,650,000
                                                          ===============    ================    ===============


NOTE 14 -- FINANCIAL INSTRUMENTS

A summary of forward exchange contracts denominated in French Francs is as follows:

                                         OCTOBER 31, 1999                          OCTOBER 31, 1998
                              --------------------------------------    --------------------------------------
                              U.S. DOLLAR                   FAIR        U.S. DOLLAR                    FAIR
                              EQUIVALENT     MATURITY       VALUE       EQUIVALENT     MATURITY        VALUE
                              -----------    ---------   -----------   ------------   ----------   -----------
  British Pounds............  $ 1,192,000    Dec. 1999   $ 1,069,000   $  1,032,000    Dec. 1998   $ 1,071,000
  British Pounds............    6,790,000    June 2000     6,505,000      2,555,000    June 1999     2,629,000
  German Marks..............           --       --                --        512,000    Dec. 1998       510,000
  Spanish Pesetas...........           --       --                --        773,000    Dec. 1998       765,000
  Italian Lira..............           --       --                --        376,000    Dec. 1998       372,000
  Netherland Guilders.......           --       --                --        187,000    Dec. 1998       187,000
  U.S. Dollars..............   20,106,000    Mar. 2000    20,200,000      9,304,000    Sep. 1999     9,000,000
  U.S. Dollars..............    5,603,000    Oct. 2000     6,000,000     14,788,000   March 1999    14,000,000
                              -----------                -----------   ------------                -----------
                              $33,691,000                $33,774,000   $ 29,527,000                $28,534,000
                              ===========                ===========   ============                ===========

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


NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial data (unaudited) is as follows:

                                                  QUARTER           QUARTER          QUARTER           QUARTER
                                                   ENDED             ENDED            ENDED             ENDED
                                                JANUARY 31         APRIL 30          JULY 31         OCTOBER 31
                                                ----------         --------          -------         ----------
          Year ended October 31, 1999
             Net sales....................   $    85,947,000   $   128,128,000   $   105,160,000  $    124,499,000
             Gross profit.................        33,421,000        52,339,000        40,967,000        48,823,000
             Net income...................         3,354,000         9,742,000         5,623,000         7,865,000
             Net income per share,
               assuming dilution..........              0.15              0.41              0.24              0.34
             Trade accounts receivable....        73,187,000       101,205,000        94,523,000       107,619,000
             Inventories..................        85,004,000        67,110,000        73,212,000        72,207,000

          Year ended October 31, 1998
             Net Sales....................   $    55,251,000   $    78,192,000   $    78,265,000  $    104,407,000
             Gross Profit.................        21,928,000        32,056,000        29,827,000        42,905,000
             Net Income...................         2,115,000         5,456,000         4,078,000         6,314,000
             Net Income per share,
               assuming dilution..........              0.10              0.25              0.18              0.29
             Trade accounts receivable....        51,902,000        67,036,000        60,752,000        78,390,000
             Inventories..................        61,288,000        54,792,000        65,797,000        70,575,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 28, 2000

QUIKSILVER, INC.
(REGISTRANT)


     By:  /s/ Robert B. McKnight, Jr.        By:  /s/ Steven L. Brink
          -----------------------------           ------------------------------
          Robert B. McKnight, Jr.                 Steven L. Brink
          Chairman of the Board and               Secretary, Treasurer and
          Chief Executive Officer                 Chief Financial Officer
          (Principal Executive Officer)           (Principal Accounting Officer)

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

                SIGNATURES                             TITLE                              DATE SIGNED
                ----------                             -----                              -----------

/s/ Robert B. McKnight, Jr.                 Chairman of the Board and                  January 28, 2000
-------------------------------------       Chief Executive Officer
Robert B. McKnight, Jr.                     (Principal Executive Officer)


/s/ Steven L. Brink                         Vice President,  Secretary,                January 28, 2000
-------------------------------------       Treasurer and Chief Financial Officer
Steven L. Brink                             (Principal Accounting Officer)


/s/ William M. Barnum, Jr.                  Director                                   January 26, 2000
-------------------------------------
William M. Barnum, Jr.


/s/ Charles E. Crowe                        Director                                   January 26, 2000
-------------------------------------
Charles E. Crowe


/s/ Michael H, Gray                         Director                                   January 26, 2000
-------------------------------------
Michael H. Gray


/s/ Harry Hodge                             Director                                   January 28, 2000
-------------------------------------
Harry Hodge


/s/ Robert G. Kirby                         Director                                   January 26, 2000
-------------------------------------
Robert G. Kirby


                                            Director
-------------------------------------
Tom Roach

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

10.1     Amended and Restated Loan Agreement dated as of July 1, 1997
         (incorporated by reference to Exhibit 10.1 of the Registrant's
         Quarterly Report on Form 10-Q for the three months ended July 31,
         1997).

10.2     Second Amendment to the Amended and Restated Loan Agreement dated as of
         July 17, 1998 (incorporated by reference to Exhibit 10.1 of the
         Registrant's Quarterly Report on Form 10-Q for the three months ended
         July 31, 1998).

10.3     Form of Indemnity Agreement between the Registrant and individual
         Directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996).(1)

10.4 Quiksilver, Inc. Stock Option Plan dated March 24, 1995 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).(1)

10.5     Quiksilver, Inc. 1995 Nonemployee Directors' Stock Option Plan dated
         March 24, 1995 (incorporated by reference to Exhibit 10.2 of the
         Registrant's Quarterly Report on Form 10-Q for the three months ended
         April 30, 1996).(1)

10.6     Quiksilver, Inc. 1996 Stock Option Plan dated January 26, 1996
         (incorporated by reference to Exhibit 10.1 of the Registrant's
         Quarterly Report on Form 10-Q for the three months ended April 30, 1996.(1)

10.7 Trademark License and Manufacturing Agreement dated January 26, 1993 between Quiksilver Garments Pty Ltd. and Na Pali, S.A. (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form
         10-K for the fiscal year ended October 31, 1992).

10.8 Employment Agreement between Robert B. McKnight, Jr. and Registrant dated April 1, 1996 (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
         October 31, 1996).(1)

10.9     Employment Agreement between Harry Hodge and Registrant dated April 1,
         1996 (incorporated by reference to Exhibit 10.11 of the Registrant's
         Annual Report on Form 10-K for the fiscal year ended October 31,
         1996).(1)

10.10    Employment Agreement between Steven L. Brink and Registrant dated
         October 24, 1996 (incorporated by reference to Exhibit 10.12 of the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         October 31, 1996).(1)

21.1     Names and Jurisdictions of Subsidiaries.

23.1     Independent Auditors' Consent.

27.1     Financial Data Schedule.


(1)   Management contract or compensatory plan.