Form 10-Q
period 2000-01-31
QUIKSILVER INC
filed 2000-03-15
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

                                 (714) 889-2200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                               March 13, 2000 was
                                   22,415,568.

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1. Financial Statements:

     Condensed Consolidated Balance Sheets
         January 31, 2000 and October 31, 1999................................ 2

     Condensed Consolidated Statements of Income
         Three Months Ended January 31, 2000 and 1999......................... 3

     Condensed Consolidated Statements of Comprehensive Income
         Three Months Ended January 31, 2000 and 1999......................... 3

     Condensed Consolidated Statements of Cash Flows
         Three Months Ended January 31, 2000 and 1999......................... 4

     Notes to Condensed Consolidated Financial Statements..................... 5

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................... 6

Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................... 9

SIGNATURE....................................................................  9

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        JANUARY 31,           OCTOBER 31,
                                                                                           2000                  1999
                                                                                       -------------         -------------
ASSETS

Current assets:
   Cash and cash equivalents ..................................................        $   2,947,000         $   1,449,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $4,318,000 (2000)
      and $5,738,000 (1999) ...................................................           94,739,000           107,619,000
    Other receivables..........................................................            3,791,000             4,074,000
    Inventories - Note 2.......................................................           90,376,000            72,207,000
    Prepaid expenses and other current assets .................................            8,557,000             7,825,000
                                                                                       -------------         -------------
         Total current assets .................................................          200,410,000           193,174,000

Property and equipment, less accumulated depreciation
   and amortization of $18,525,000 (2000) and
   $17,127,000 (1999)..........................................................           47,303,000            45,153,000
Trademark, less accumulated amortization of
   $2,092,000 (2000) and $2,044,000 (1999) ....................................            1,345,000             1,393,000
Goodwill, less accumulated amortization of
   $5,462,000 (2000) and $5,233,000 (1999) ....................................           16,826,000            17,055,000
Other assets ..................................................................            2,611,000             2,898,000
                                                                                       -------------         -------------
         Total assets .........................................................        $ 268,495,000         $ 259,673,000
                                                                                       =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit ............................................................        $  32,044,000         $  28,619,000
   Accounts payable ...........................................................           37,845,000            31,325,000
   Accrued liabilities ........................................................           17,087,000            19,792,000
   Current portion of long-term debt ..........................................            3,539,000             3,615,000
   Income taxes payable .......................................................            1,468,000                    --
                                                                                       -------------         -------------
         Total current liabilities ............................................           91,983,000            83,351,000

Long-term debt ................................................................           23,366,000            24,569,000
                                                                                       -------------         -------------
         Total liabilities ....................................................          115,349,000           107,920,000
                                                                                       -------------         -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ...........................................................                   --                    --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares - 22,779,068 (2000) and 22,731,220 (1999) ........................              227,000               227,000
Additional paid-in-capital ....................................................           37,146,000            36,780,000
Treasury stock, 390,000 shares ................................................           (3,054,000)           (3,054,000)
Retained earnings .............................................................          125,669,000           121,590,000
Accumulated other comprehensive loss ..........................................           (6,842,000)           (3,790,000)
                                                                                       -------------         -------------
         Total stockholders' equity ...........................................          153,146,000           151,753,000
                                                                                       -------------         -------------
         Total liabilities and stockholders' equity ...........................        $ 268,495,000         $ 259,673,000
                                                                                       =============         =============

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JANUARY 31,
                                                       ------------------------------
                                                          2000                1999
                                                          ----                ----

Net sales ....................................        $ 99,929,000         $ 85,947,000
Cost of goods sold ...........................          61,061,000           52,526,000
                                                      ------------         ------------
   Gross profit ..............................          38,868,000           33,421,000
                                                      ------------         ------------
Operating expenses:
   Selling, general and administrative
     expense .................................          30,059,000           25,991,000
   Royalty income ............................            (613,000)            (398,000)
   Royalty expense ...........................           1,260,000            1,079,000
                                                      ------------         ------------
      Total operating expenses ...............          30,706,000           26,672,000
                                                      ------------         ------------
Operating income .............................           8,162,000            6,749,000

Interest expense .............................           1,023,000              848,000
Foreign currency loss ........................              60,000               20,000
Other expense ................................             160,000              127,000
                                                      ------------         ------------
Income before provision for income taxes .....           6,919,000            5,754,000

Provision for income taxes ...................           2,840,000            2,400,000
                                                      ------------         ------------

Net income ...................................        $  4,079,000         $  3,354,000
                                                      ============         ============

Basic net income per share ...................        $       0.18         $       0.15
                                                      ============         ============

Diluted net income per share .................        $       0.18         $       0.15
                                                      ============         ============

Weighted average shares outstanding ..........          22,362,000           21,677,000
                                                      ============         ============

Diluted weighted average shares outstanding ..          23,154,000           22,847,000
                                                      ============         ============

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JANUARY 31,
                                                       ------------------------------
                                                          2000                1999
                                                          ----                ----

Net income  ..................................         $ 4,079,000         $  3,354,000
Other comprehensive loss --
  Foreign currency translation adjustment .....         (3,052,000)          (1,197,000)
                                                       -----------         ------------
Comprehensive income .........................         $ 1,027,000         $  2,157,000
                                                       ===========         ============

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED JANUARY 31,
                                                                               ------------------------------
                                                                                  2000                  1999
                                                                                  ----                  ----

Cash flows from operating activities:
   Net income ........................................................        $  4,079,000         $  3,354,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization ...............................           2,251,000            1,829,000
         Provision for doubtful accounts .............................             542,000              587,000
         Loss (gain) on sale of fixed assets .........................              18,000               (9,000)
         Changes in operating assets and liabilities:
            Trade accounts receivable ................................           9,589,000            3,724,000
            Other receivables ........................................             167,000                8,000
            Inventories ..............................................         (19,999,000)         (15,314,000)
            Prepaid expenses and other current assets ................          (1,209,000)            (727,000)
            Other assets .............................................            (266,000)            (149,000)
            Accounts payable .........................................           8,201,000            3,003,000
            Accrued liabilities ......................................          (1,919,000)          (1,245,000)
            Income taxes payable .....................................           1,757,000              607,000
                                                                              ------------         ------------
               Net cash provided by (used in) operating activities ...           3,211,000           (4,332,000)

Cash flows from investing activities:
   Proceeds from sales of fixed assets ...............................               2,000                9,000
   Capital expenditures ..............................................          (5,289,000)          (5,777,000)
                                                                              ------------         ------------
          Net cash used in investing activities ......................          (5,287,000)          (5,768,000)

Cash flows from financing activities:
   Borrowings on lines of credit .....................................          18,377,000           16,146,000
   Payments on lines of credit .......................................         (14,952,000)         (13,514,000)
   Borrowings on long-term debt ......................................           1,057,000              579,000
   Payments on long-term debt ........................................          (1,143,000)            (827,000)
   Proceeds from stock option exercises ..............................             365,000            4,852,000
                                                                              ------------         ------------
          Net cash provided by financing activities ..................           3,704,000            7,236,000

Effect of exchange rate changes on cash ..............................            (130,000)             (90,000)
                                                                              ------------         ------------
Net decrease in cash and cash equivalents ............................           1,498,000           (2,954,000)
Cash and cash equivalents, beginning of period .......................           1,449,000            3,029,000
                                                                              ------------         ------------
Cash and cash equivalents, end of period .............................        $  2,947,000         $     75,000
                                                                              ============         ============

Supplementary cash flow information - Cash paid during the period for:
      Interest .......................................................        $  1,059,000         $    797,000
                                                                              ============         ============
      Income taxes ...................................................        $  1,157,000         $  1,666,000
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

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 2000 and 1999. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1999 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.       Inventories consist of the following:

                                                                             JANUARY 31,          OCTOBER 31,
                                                                                2000                  1999
                                                                                ----                  ----

Raw Materials ......................................................        $21,963,000        $19,225,000
Work-In-Process ....................................................          9,464,000          7,819,000
Finished Goods .....................................................         58,949,000         45,163,000
                                                                            -----------        -----------
                                                                            $90,376,000        $72,207,000
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

4.       Information related to domestic and European operations is as follows:

                                                                    THREE MONTHS ENDED JANUARY 31,
                                                                    ------------------------------
                                                                    2000                      1999
                                                                    ----                      ----

         Net sales to unaffiliated customers:
            Domestic.................................          $    62,650,000          $     52,145,000
            Europe...................................               37,279,000                33,802,000
                                                               ---------------          ----------------
               Consolidated..........................          $    99,929,000          $     85,947,000
                                                               ===============          ================

         Gross profit:
            Domestic.................................          $    22,409,000          $     18,961,000
            Europe...................................               16,459,000                14,460,000
                                                               ---------------          ----------------
               Consolidated..........................          $    38,868,000          $     33,421,000
                                                               ===============          ================

         Operating income:
            Domestic.................................          $     4,678,000          $      3,642,000
            Europe...................................                3,484,000                 3,107,000
                                                               ---------------          ----------------
               Consolidated..........................          $     8,162,000          $      6,749,000
                                                               ===============          ================

         Identifiable assets:
            Domestic.................................          $   185,728,000          $    148,799,000
            Europe...................................               82,767,000                74,339,000
                                                               ---------------           ---------------
               Consolidated..........................          $   268,495,000          $    223,138,000
                                                               ================          ===============


PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

Net sales for the three months ended January 31, 2000 increased 16.3% to $99,929,000 from $85,947,000 in the comparable period of the prior year. Domestic net sales for the three months ended January 31, 2000 increased 20.1% to $62,650,000 from $52,145,000 in the comparable period of the prior year, and European net sales increased 10.3% to $37,279,000 from $33,802,000 for those same periods. As measured in French Francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 25.7% compared to the prior year. Domestic mens sales increased 25.5% to $35,407,000 from $28,215,000 in the comparable period of the prior year, while domestic womens sales increased 16.4% to $25,612,000 from $22,000,000. In the domestic division, sales of snowboards, boots and bindings amounted to $1,631,000 for the current year's quarter compared to $1,930,000 in the prior year. The domestic mens sales increase came across all divisions. The domestic womens sales increase came from both the Quiksilver Roxy and Raisins divisions. An increase in sales of Lib Tech and Gnu snowboards and related products was partially offset by a decrease in sales of Arcane bindings. In Europe and as reported in dollars, mens sales increased 11.1% to $34,750,000 from $31,268,000, while womens sales decreased 0.2% to $2,529,000 from $2,533,000. The European mens sales increase came from the Young Mens and Boys divisions. These comparisons of sales in Europe are negatively impacted by the strong dollar in comparison to the prior year. In French Francs, mens sales increased 26.6% and womens sales increased 13.7%.

The gross profit margin for the three months ended January 31, 2000 was consistent with the comparable period of the prior year at 38.9%. The domestic gross profit margin decreased to 35.8% from 36.4% in the comparable period of the prior year, while the European gross profit margin increased to 44.2% from 42.8% for those same periods. The decrease in the domestic gross profit margin resulted primarily from a change in product mix in comparison to the prior year. In Europe, the gross profit margin increased as the negative effect of a strong dollar was more than offset by a decrease in sampling costs and the benefit of a higher level of retail business in comparison to the previous year.

Selling, general and administrative expense ("SG&A") for the three months ended January 31, 2000 increased 15.7% to $30,059,000 from $25,991,000 in the comparable period of the prior year. Domestic SG&A increased 16.3% to $18,182,000 from $15,634,000 in the comparable period of the prior year, and European SG&A increased 14.7% to $11,877,000 from $10,357,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. SG&A decreased as a percentage of sales domestically, while in Europe SG&A increased as a percentage of sales as a result of an increased level of advertising expenditures.

Net royalty expense for the three months ended January 31, 2000 decreased 5.0% to $647,000 from $681,000 in the comparable period of the prior year. The increase in royalty income from the Company's domestic licensees more than offset the higher level of royalty expense. The Company receives domestic royalty income from its watch, sunglass, Mexican, and outlet store licensees, and it pays royalties on Quiksilver Europe's sales and foreign sales from the U.S. under trademark agreements with Quiksilver International.

Interest expense for the three months ended January 31, 2000 increased 20.6% to $1,023,000 from $848,000 in the comparable period of the prior year. This increase was primarily due to higher outstanding balances on the Company's lines of credit facilities to provide working capital to support the Company's growth.

The effective income tax rate for the three months ended January 31, 2000, which is based on current estimates of the annual effective income tax rate, decreased to 41.0% from 41.7% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended January 31, 2000 increased 21.6% to $4,079,000 or $0.18 per share on a diluted basis from $3,354,000 or $0.15 per share on a diluted basis in the comparable period of the prior year. Basic net income per share also increased to $0.18 per share for the three months ended January 31, 2000 from $0.15 in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash provided by operating activities for the three months ended January 31, 2000 was $3,211,000 compared to net cash used in operating activities of $4,332,000 in the comparable period of the prior year. This $7,543,000 increase in cash provided by operating activities was primarily due to the decrease in trade accounts receivable, which provided cash of $9,589,000 in the three months ended January 31, 2000 versus the $3,724,000 provided in the comparable period of the prior year. The increase in inventories in the three months ended January 31, 2000 was funded by a corresponding increase in accounts payable.

Capital expenditures decreased to $5,289,000 for the three months ended January 31, 2000, from $5,777,000 in the comparable period of the prior year. These investments include leasehold improvements for the new domestic headquarters, investments in Quiksvilles and company-owned Boardriders Clubs, and ongoing investments in equipment.

During the three months ended January 31, 2000, net cash provided by financing activities totaled $3,704,000 compared to $7,236,000 in the comparable period of the prior year. Borrowings decreased in comparison to the previous year primarily as a result of the increase in cash provided by operating activities as discussed above.

The net increase in cash and cash equivalents for the three months ended January 31, 2000 was $1,498,000 compared to a net decrease of $2,954,000 in the comparable period of the prior year. Cash and cash equivalents increased to $2,947,000 at January 31, 2000 from $1,449,000 at October 31, 1999, while working capital was $108,427,000 at January 31, 2000 compared to $109,823,000 at October 31, 1999. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable decreased 12.0% to $94,739,000 at January 31, 2000 from $107,619,000 at October 31, 1999. Domestic accounts receivable decreased 15.6% to $62,583,000 at January 31, 2000 from $74,128,000 at October 31, 1999, and
European accounts receivable decreased 4.0% to $32,156,000 from $33,491,000 for that same period. These decreases are primarily a result of seasonal factors. The domestic decrease occurred as receivables related to higher sales in the fourth quarter of fiscal 1999 were collected in the first quarter of fiscal 2000. The relatively small decrease in European receivables is expected as European sales in the first quarter of fiscal 2000 were similar in amount to the fourth quarter of fiscal 1999.

Consolidated inventories increased 25.2% to $90,376,000 at January 31, 2000 from $72,207,000 at October 31, 1999. Domestic inventories increased 24.5% to $66,118,000 from $53,098,000 at October 31, 1999, and European inventories increased 26.9% to $24,258,000 from $19,109,000 for that same period. These increases are primarily a result of seasonal factors. Inventories are higher at January 31, 2000, in light of increased sales for the Spring and Summer seasons of fiscal 2000.

In February 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock. To date, 181,300 shares have been repurchased at a cost of $1,835,000.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at January 31, 2000 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.


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

European net sales increased 25.7% in French Francs during the three months ended January 31, 2000 compared to the three months ended January 31, 1999. As measured in U.S. Dollars and reported in the Company's Consolidated Statements of Income, European net sales increased 10.3%. Thus far in the Company's second quarter, the dollar continues to be stronger relative to the Euro and French Franc in comparison to the comparable period of the prior year.

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8K


   (a)   Exhibits

                  27.0     Financial Data Schedule

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 2000


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUIKSILVER, INC., a Delaware Corporation

March 15, 2000                  /s/ Steven L. Brink
                                ------------------------------------------------
                                Steven L. Brink
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Accounting Officer)