Form 10-Q
period 2000-04-30
QUIKSILVER INC
filed 2000-06-13
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

                               15202 GRAHAM AVENUE
                          HUNTINGTON BEACH, CALIFORNIA
                                      92649
                    (Address of principal executive offices)
                                   (Zip Code)

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

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                                June 5, 2000 was
                                   22,519,028

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets
         April 30, 2000 and October 31, 1999.................................. 2

     Condensed Consolidated Statements of Income
         Three Months Ended April 30, 2000 and 1999........................... 3

     Condensed Consolidated Statements of Income
         Six Months Ended April 30, 2000 and 1999............................. 4

     Condensed Consolidated Statements of Comprehensive Income
         Six Months Ended April 30, 2000 and 1999............................. 4

     Condensed Consolidated Statements of Cash Flows
         Six Months Ended April 30, 2000 and 1999............................. 5

     Notes to Condensed Consolidated Financial Statements..................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................... 8

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders..................12

Item 6.  Exhibits and Reports on Form 8K......................................13

SIGNATURE.....................................................................14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       APRIL 30,            OCTOBER 31,
                                                                         2000                  1999
                                                                         ----                  ----

                                     ASSETS
Current assets:
   Cash and cash equivalents ...............................        $     207,000         $   1,449,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $4,857,000 (2000)
      and $5,738,000 (1999) ................................          122,729,000           107,619,000
    Other receivables ......................................            4,939,000             4,074,000
    Inventories - Note 2 ...................................           72,360,000            72,207,000
    Prepaid expenses and other current assets ..............            8,687,000             7,825,000
                                                                    -------------         -------------
         Total current assets ..............................          208,922,000           193,174,000

Property and equipment, less accumulated depreciation and
   amortization of $19,661,000 (2000) and $17,127,000 (1999)           47,875,000            45,153,000
Trademark, less accumulated amortization of
   $2,141,000 (2000) and $2,044,000 (1999) .................            1,296,000             1,393,000
Goodwill, less accumulated amortization of
   $5,627,000 (2000) and $5,233,000 (1999) .................           17,325,000            17,055,000
Other assets ...............................................            2,605,000             2,898,000
                                                                    -------------         -------------
         Total assets ......................................        $ 278,023,000         $ 259,673,000
                                                                    =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit .........................................        $  39,929,000         $  28,619,000
   Accounts payable ........................................           28,488,000            31,325,000
   Accrued liabilities .....................................           13,517,000            19,792,000
   Current portion of long-term debt .......................            2,998,000             3,615,000
   Income taxes payable ....................................            7,371,000                    --
                                                                    -------------         -------------
         Total current liabilities .........................           92,303,000            83,351,000

Long-term debt .............................................           22,705,000            24,569,000
                                                                    -------------         -------------
         Total liabilities .................................          115,008,000           107,920,000
                                                                    -------------         -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ........................................                   --                    --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares - 23,090,328 (2000) and 22,731,220 (1999) .....              231,000               227,000
   Additional paid-in-capital ..............................           39,950,000            36,780,000
   Treasury stock, 571,000 shares (2000) and
      390,000 shares (1999) ................................           (4,889,000)           (3,054,000)
   Retained earnings .......................................          136,978,000           121,590,000
   Accumulated other comprehensive loss ....................           (9,255,000)           (3,790,000)
                                                                    -------------         -------------
         Total stockholders' equity ........................          163,015,000           151,753,000
                                                                    -------------         -------------
         Total liabilities and stockholders' equity ........        $ 278,023,000         $ 259,673,000
                                                                    =============         =============

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED APRIL 30,
                                                      -----------------------------------
                                                           2000                  1999
                                                      -------------         -------------
Net sales ....................................        $ 142,139,000         $ 128,128,000
Cost of goods sold ...........................           83,867,000            75,789,000
                                                      -------------         -------------
   Gross profit ..............................           58,272,000            52,339,000
                                                      -------------         -------------
Operating expenses:
   Selling, general and administrative expense           36,604,000            33,957,000
   Royalty income ............................             (509,000)             (572,000)
   Royalty expense ...........................            1,639,000             1,541,000
                                                      -------------         -------------
      Total operating expenses ...............           37,734,000            34,926,000
                                                      -------------         -------------
Operating income .............................           20,538,000            17,413,000

Interest expense .............................            1,208,000               908,000
Foreign currency loss (gain) .................               63,000              (295,000)
Other expense ................................              100,000               114,000
                                                      -------------         -------------
Income before provision for income taxes .....           19,167,000            16,686,000

Provision for income taxes ...................            7,858,000             6,944,000
                                                      -------------         -------------
Net income ...................................        $  11,309,000         $   9,742,000
                                                      =============         =============

Net income per share .........................        $        0.51         $        0.44
                                                      =============         =============

Net income per share, assuming dilution ......        $        0.49         $        0.41
                                                      =============         =============

Weighted average common shares outstanding ...           22,347,000            22,113,000
                                                      =============         =============

Weighted average common shares outstanding,
   assuming dilution .........................           23,191,000            23,504,000
                                                      =============         =============

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED APRIL 30,
                                                      -----------------------------------
                                                           2000                 1999
                                                      -------------         -------------
Net sales ....................................        $ 242,068,000         $ 214,075,000
Cost of goods sold ...........................          144,928,000           128,315,000
                                                      -------------         -------------
   Gross profit ..............................           97,140,000            85,760,000
                                                      -------------         -------------
Operating expenses:
   Selling, general and administrative expense           66,663,000            59,948,000
   Royalty income ............................           (1,122,000)             (970,000)
   Royalty expense ...........................            2,899,000             2,620,000
                                                      -------------         -------------
      Total operating expenses ...............           68,440,000            61,598,000
                                                      -------------         -------------
Operating income .............................           28,700,000            24,162,000

Interest expense .............................            2,231,000             1,756,000
Foreign currency loss (gain) .................              123,000              (275,000)
Other expense ................................              260,000               241,000
                                                      -------------         -------------
Income before provision for income taxes .....           26,086,000            22,440,000

Provision for income taxes ...................           10,698,000             9,344,000
                                                      -------------         -------------
Net income ...................................        $  15,388,000         $  13,096,000
                                                      =============         =============

Net income per share .........................        $        0.69         $        0.60
                                                      =============         =============

Net income per share, assuming dilution ......        $        0.66         $        0.56
                                                      =============         =============

Weighted average shares outstanding ..........           22,354,000            21,891,000
                                                      =============         =============

Weighted average shares outstanding,
   assuming dilution .........................           23,170,000            23,200,000
                                                      =============         =============

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED APRIL 30,
                                                                         -------------------------------------
                                                                                2000                1999
                                                                         ---------------       ---------------

Net income...........................................................    $    15,388,000       $    13,096,000
Other comprehensive loss --
   Foreign currency translation adjustment...........................         (5,465,000)           (3,397,000)
                                                                         ---------------       ---------------
Comprehensive income                                                     $     9,923,000       $     9,699,000
                                                                         ===============       ===============

           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED APRIL 30,
                                                                         -------------------------------------
                                                                               2000                  1999
                                                                         ---------------       ---------------
Cash flows from operating activities:
   Net income........................................................    $    15,388,000       $    13,096,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization...............................          4,580,000             3,554,000
         Provision for doubtful accounts.............................          1,606,000             1,392,000
         Loss (gain) on sale of fixed assets.........................             18,000              (132,000)
         Changes in operating assets and liabilities:
            Trade accounts receivable................................        (22,984,000)          (26,217,000)
            Other receivable.........................................           (699,000)              978,000
            Inventories..............................................         (2,652,000)              550,000
            Prepaid expenses and other current assets................         (1,433,000)             (798,000)
            Other assets.............................................           (279,000)             (130,000)
            Accounts payable.........................................            120,000              (832,000)
            Accrued liabilities......................................         (5,784,000)             (350,000)
            Income taxes payable.....................................          7,803,000             1,205,000
                                                                         ---------------       ---------------
              Net cash used in operating activities..................         (4,316,000)           (7,684,000)

Cash flows from investing activities:
   Proceeds from sales of fixed assets...............................              2,000               296,000
   Capital expenditures..............................................         (9,471,000)          (13,638,000)
                                                                         ---------------       ---------------
              Net cash used in investing activities..................         (9,469,000)          (13,342,000)

Cash flows from financing activities:
   Borrowings on lines of credit.....................................         46,545,000            29,896,000
   Payments on lines of credit.......................................        (34,502,000)          (19,225,000)
   Borrowings on long-term debt......................................         14,389,000             2,938,000
   Payments on long-term debt........................................        (15,207,000)           (2,379,000)
   Proceeds from stock option exercises..............................          3,174,000             7,033,000
   Purchase of treasury stock........................................         (1,835,000)                   --
                                                                         ---------------       ---------------
              Net cash provided by financing activities..............         12,564,000            18,263,000
Effect of exchange rate changes on cash..............................            (21,000)             (209,000)
                                                                         ---------------       ---------------
Net decrease in cash and cash equivalents............................         (1,242,000)           (2,972,000)
Cash and cash equivalents, beginning of period.......................          1,449,000             3,029,000
                                                                         ---------------       ---------------
Cash and cash equivalents, end of period.............................    $       207,000       $        57,000
                                                                         ===============       ===============

Supplementary cash flow information -
   Cash paid during the period for:
      Interest.......................................................    $     2,272,000       $     1,448,000
                                                                         ===============       ===============
      Income taxes...................................................    $     3,111,000       $     8,049,000
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

     The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2000 and 1999. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1999 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.   Inventories consist of the following:

                                               APRIL 30,           OCTOBER 31,
                                                 2000                  1999
                                                 ----                  ----

Raw Materials..........................    $    19,292,000       $    19,225,000
Work-In-Process........................          6,324,000             7,819,000
Finished Goods.........................         46,744,000            45,163,000
                                           ---------------       ---------------
                                           $    72,360,000       $    72,207,000
                                           ===============       ===============

3. During the three months ended April 30, 1999, the Company's Board of Directors approved a three-for-two split of the Company's Common Stock. The split was effected in the form of a dividend on April 23, 1999 to shareholders of record on April 15, 1999. All share and per-share information has been restated to reflect the stock split.

4.   Information related to domestic and European operations is as follows:

                                              SIX MONTHS ENDED APRIL 30,
                                            --------------------------------
                                                2000                1999
                                            ------------        ------------

Net sales to unaffiliated customers:
  Domestic .........................        $156,179,000        $135,238,000
  Europe ...........................          85,889,000          78,837,000
                                            ------------        ------------
     Consolidated ..................        $242,068,000        $214,075,000
                                            ============        ============

Gross profit:
  Domestic .........................        $ 57,596,000        $ 49,881,000
  Europe ...........................          39,544,000          35,879,000
                                            ------------        ------------
     Consolidated ..................        $ 97,140,000        $ 85,760,000
                                            ============        ============

Operating income:
  Domestic .........................        $ 17,180,000        $ 13,844,000
  Europe ...........................          11,520,000          10,318,000
                                            ------------        ------------
     Consolidated ..................        $ 28,700,000        $ 24,162,000
                                            ============        ============

Identifiable assets:
  Domestic .........................        $193,053,000        $165,346,000
  Europe ...........................          84,970,000          71,268,000
                                            ------------        ------------
     Consolidated ..................        $278,023,000        $236,614,000
                                            ============        ============

5. Effective April 25, 2000, the Company entered into a new loan agreement with a bank group (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for a revolving line of credit of up to $90,000,000, including a $42,000,000 sublimit for letters of credit, through April 2001. The revolving line of credit is secured, among other things, by domestic trade accounts receivable and inventories. Borrowings under the line of credit bear interest based on the bank's prime rate or based on LIBOR plus an applicable spread for borrowings committed to be outstanding for 30 days or longer. The Revolving Credit Agreement contains restrictive covenants, the most significant of which relate to the maintenance of certain EBITDA to funded debt and fixed coverage ratios. At April 30, 2000, the Company was in compliance with such covenants.

     Also effective April 25, 2000, the Company entered into an agreement with a bank (the "Term Loan Agreement") for a term loan initially totaling $12,300,000. This term loan is repayable monthly with a final principal payment due on maturity in April 2007, and it is secured by the leasehold improvements at the Company's corporate headquarters in Huntington Beach, California. The interest rate structure and the restrictive covenants under the Term Loan Agreement are substantially the same as those under the Revolving Credit Agreement.

     The Revolving Credit Agreement and the Term Loan Agreement replace the Company's previously existing domestic loan agreement

     In connection with the term loan, the Company entered into an interest rate swap agreement with a bank (the "Swap Agreement") whereby the variable rate interest required by the Term Loan Agreement is effectively converted into fixed rate interest at 8.43% per annum. The Swap Agreement is effective through April 2007.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

Net sales for the three months ended April 30, 2000 increased 10.9% to $142,139,000 from $128,128,000 in the comparable period of the prior year. Domestic net sales for the three months ended April 30, 2000 increased 12.6% to $93,529,000 from $83,093,000 in the comparable period of the prior year, and European net sales increased 7.9% to $48,610,000 from $45,035,000 for those same periods. As measured in French Francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 22.2% compared to the prior year. Domestic men's sales increased 16.7% to $50,199,000 from $43,016,000 in the comparable period of the prior year, while domestic women's sales increased 7.6% to $41,717,000 from $38,764,000. In the domestic division, sales of snowboards, boots and bindings amounted to $1,613,000 in the current year's quarter compared to $1,313,000 in the prior year, an increase of 22.8%. The domestic men's sales increase came across all divisions. The domestic women's sales increase came from the Raisins division. In Europe, men's sales decreased 2.4% (in U.S. dollars) to $36,947,000 from $37,855,000, while women's sales increased 62.4% to $11,663,000 from $7,180,000. The decrease in European men's sales was a direct result of year-over-year exchange rate fluctuations between the U.S. dollar and the French franc. As measured in French francs, men's sales increase 10% overall, with each division generating increases. European women's sales increased 83.7% as measured in French francs.

The gross profit margin for the three months ended April 30, 2000 increased to 41.0% from 40.8% in the comparable period of the prior year. The domestic gross profit margin increased to 37.6% from 37.2% in the comparable period of the prior year, and the European gross profit margin decreased slightly to 47.5% from 47.6% for those same periods. The domestic gross profit margin improved as a result of an increase in the amount of business done by the retail division, which operated at a higher gross profit margin level than the wholesale business. In Europe, the gross profit margin decreased as the benefit from additional retail business was offset by higher product costs in the wholesale business.

Selling, general and administrative expense ("SG&A") for the three months ended April 30, 2000 increased 7.8% to $36,604,000 from $33,957,000 in the comparable period of the prior year. Domestic SG&A increased 8.9% to $22,978,000 from $21,097,000 in the comparable period of the prior year, and European SG&A increased 6.0% to $13,626,000 from $12,860,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. SG&A decreased as a percentage of sales domestically and in Europe.

Net royalty expense for the three months ended April 30, 2000 increased 16.6% to $1,130,000 from $969,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales. The Company receives domestic royalty income from its watch, sunglass, Mexican and outlet store licensees, and it pays royalties on Quiksilver Europe's sales and foreign sales from the U.S. under trademark agreements with Quiksilver International.

Interest expense for the three months ended April 30, 2000 increased 33.0% to $1,208,000 from $908,000 in the comparable period of the prior year. This increase was primarily due to (i) borrowings to fund the build-out of the Company's new domestic headquarters building in Huntington Beach, and (ii) higher outstanding balances on the Company's lines of credit to provide working capital to support the Company's growth.

The effective income tax rate for the three months ended April 30, 2000, which is based on current estimates of the annual effective income tax rate, decreased to 41.0% from 41.6% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended April 30, 2000 increased 16.1% to $11,309,000 or $0.49 per share on a diluted basis from $9,742,000 or $0.41 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.51 for the three months ended April 30, 2000 from $0.44 in the comparable period of the prior year.

SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

Net sales for the six months ended April 30, 2000 increased 13.1% to $242,068,000 from $214,075,000 in the comparable period of the prior year. Domestic net sales for the six months ended April 30, 2000 increased 15.5% to $156,179,000 from $135,238,000 in the comparable period of the prior year, and European net sales increased 8.9% to $85,889,000 from $78,837,000 for those same periods. As measured in French francs, Quiksilver Europe's net sales in the first six months of the current year increased 23.6% compared to the prior year. Domestic men's sales increased 20.2% to $85,606,000 from $71,231,000 in the comparable period of the prior year, while domestic women's sales increased 10.8% to $67,329,000 from $60,764,000. In the domestic division, sales of snowboards, boots and bindings amounted to $3,244,000 in the current year's six-month period compared to $3,243,000 in the prior year. The domestic men's sales increase came across all divisions. The domestic women's sales increase came from both the Raisins and Quiksilver Roxy divisions. In Europe, men's sales increased 3.7% to $71,697,000 from $69,124,000, while women's sales increased 46.1% to $14,192,000 from $9,713,000. The European sales increase came from all divisions. As measured in French francs, men's sales increase 17.5% overall, with each division reporting increases. European women's sales increased 66.3% as measured in French francs.

The gross profit margin for the six months ended April 30, 2000 was unchanged versus the comparable period of the prior year at 40.1%. The domestic gross profit margin was consistent at 36.9%, and the European gross profit margin increased to 46.0% from 45.5% for those same periods. Domestically, a higher level of retail business helped the gross profit margin, but was offset by the gross profit margin decrease in the first quarter of the current year that resulted from a change in product mix. In Europe, the gross profit margin increased primarily from lower sampling costs and also from a higher level of retail business.

SG&A for the six months ended April 30, 2000 increased 11.2% to $66,663,000 from $59,948,000 in the comparable period of the prior year. Domestic SG&A increased 12.1% to $41,160,000 from $36,731,000 in the comparable period of the prior year, and European SG&A increased 9.8% to $25,503,000 from $23,217,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. SG&A decreased as a percentage of sales to 27.5% from 28.0%.

Net royalty expense for the six months ended April 30, 2000 increased 7.7% to $1,777,000 from $1,650,000 in the comparable period of the prior year. This increase was due primarily to increased royalty expense related to European sales.

Interest expense for the six months ended April 30, 2000 increased 27.1% to $2,231,000 from $1,756,000 in the comparable period of the prior year. This increase was primarily due to (i) borrowings to fund the build-out of the Company's new domestic headquarters building in Huntington Beach, and (ii) higher outstanding balances on the Company's lines of credit to provide working capital to support the Company's growth.

The effective income tax rate for the six months ended April 30, 2000, which is based on current estimates of the annual effective income tax rate, decreased to 41.0% from 41.6% in the comparable period of the prior year.

As a result of the above factors, net income for the six months ended April 30, 2000 increased 17.5% to $15,388,000 or $0.66 per share on a diluted basis from $13,096,000 or $0.56 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.69 for the six months ended April 30, 2000 from $0.60 in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the six months ended April 30, 2000 was $4,316,000 compared to $7,684,000 in the comparable period of the prior year. The $3,368,000 decrease in cash used in operating activities was primarily due to an increase of $3,682,000 in net income and noncash expenses during the six months ended April 30, 2000 compared to the six months ended April 30, 1999. Cash flow from operating activities improved $3,233,000 in comparison to the previous year as a result of a smaller increase in trade accounts receivable. This was offset $3,202,000 by a modest increase in inventories. Changes in other operating assets and liabilities also tended to offset each other.

For the six months ended April 30, 2000, capital expenditures decreased 30.6% to $9,471,000 from $13,638,000 in the comparable period of the prior year. This decrease resulted primarily from increased spending in the prior year on leasehold improvements for the new domestic headquarters, which was offset, in part, by increased investments during the six months ended April 30, 2000 in information systems and Company owned retail stores.

During the six months ended April 30, 2000, net cash provided by financing activities totaled $12,564,000 compared to $18,263,000 in the comparable period of the prior year. Borrowings were lower during the first six months of fiscal 2000 primarily as a result of the decreases in cash used in investing and operating activities as discussed above.

In February 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock. During the quarter the company repurchased 181,300 shares at a cost of $1,835,000.

Effective April 25, 2000, the Company entered into a new loan agreement with a bank group (the "Revolving Credit Agreement"). The Revolving Credit Agreement provides for a revolving line of credit of up to $90,000,000, including a $42,000,000 sublimit for letters of credit, through April 2001. The revolving line of credit is secured, among other things, by domestic trade accounts receivable and inventories. Borrowings under the line of credit bear interest based on the bank's prime rate or based on LIBOR plus an applicable spread for borrowings committed to be outstanding for 30 days or longer. The Revolving Credit Agreement contains restrictive covenants, the most significant of which relate to the maintenance of certain EBITDA to funded debt and fixed coverage ratios. At April 30, 2000, the Company was in compliance with such covenants.

Also effective April 25, 2000, the Company entered into an agreement with a bank (the "Term Loan Agreement") for a term loan initially totaling $12,300,000. This term loan is repayable monthly with a final principal payment due on maturity in April 2007, and it is secured by the leasehold improvements at the Company's corporate headquarters in Huntington Beach, California. The interest rate structure and the restrictive covenants under the Term Loan Agreement are substantially the same as those under the Revolving Credit Agreement.

The Revolving Credit Agreement and the Term Loan Agreement replace the Company's previously existing domestic loan agreement.

In connection with the term loan, the Company entered into an interest rate swap agreement with a bank (the "Swap Agreement") whereby the variable rate interest required by the Term Loan Agreement is effectively converted into fixed rate interest at 8.43% per annum. The Swap Agreement is effective through April 2007.

The net decrease in cash and cash equivalents for the six months ended April 30, 2000 was $1,242,000 compared to $2,972,000 in the comparable period of the prior year. Cash and cash equivalents decreased to $207,000 at April 30, 2000 from $1,449,000 at October 31, 1999, while working capital increased $6,796,000 or 6.2% to $116,619,000 from $109,823,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 14.0% to $122,729,000 at April 30, 2000 from $107,619,000 at October 31, 1999. Domestic accounts receivable increased 6.5% to $78,927,000 at April 30, 2000 from $74,128,000 at October 31, 1999, and European accounts receivable increased 30.8% to $43,802,000 from $33,491,000 for that same period. Both domestically and in Europe, these increases in accounts receivable are generally consistent with the increases in net sales.

Consolidated inventories increased slightly to $72,360,000 at April 30, 2000 from $72,207,000 at October 31, 1999. Domestic inventories increased 5.3% to $55,919,000 from $53,098,000 at October 31, 1999, and European inventories decreased 14.0% to $16,441,000 from $19,109,000 for that same period. Inventory turnover increased during the six months ended April 30, 2000 in comparison to the comparable period of the prior year.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at April 30, 2000 are adequate, the Company carefully monitors developments regarding its major customers. Material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.

FOREIGN CURRENCY

Quiksilver Europe sells in various European countries and collects at future dates in the customers' local currencies and purchases certain raw materials or product in currencies other than French Francs. Accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. When considered appropriate, management purchases financial instruments, primarily forward exchange contracts and options, to reduce its exposure to these exchange rate fluctuations.

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

European net sales increased 23.6% in French Francs during the six months ended April 30, 2000 compared to the six months ended April 30, 1999. As measured and reported in the Company's Condensed Consolidated Statements Income, European net sales increased 8.9%.

PART II - OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on March 31, 2000. At the Annual Meeting, the following directors were elected to serve on the Company's Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

                                  Votes             Votes
                                   For             Withheld
                                ----------        ---------
Robert B. McKnight, Jr.         20,923,692          347,714
William M. Barnum, Jr.          20,923,492          347,914
Charles E. Crowe                20,923,267          348,139
Michael H. Gray                 20,068,044        1,203,362
Harry Hodge                     20,923,952          347,454
Robert G. Kirby                 20,923,917          347,489
Tom Roach                       20,917,692          353,714

In addition, the following proposals were approved by the stockholders:

                                                                          Votes            Votes           Votes
                                                                           For            Against        Abstained
                                                                        ----------       ---------       ---------
Approval of the Company's 2000 Stock Incentive Plan                      9,501,207       7,839,557         21,335
Approval of the Company's Employee Stock Purchase Plan                  17,267,752          81,258         13,089
Approval of the Company's Executive Officer Bonus Plan                  17,104,586         213,223         44,290

Item 6. Exhibits and Reports on Form 8K.

   (a)   Exhibits

            10.1   New Revolving Credit Agreement dated as of April 25, 2000

            10.2   New Term Loan Agreement dated as of April 25, 2000

            27.0   Financial Data Schedule

   (b)   Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended April 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUIKSILVER, INC., a Delaware Corporation


June 13, 2000                           /s/ Steven L. Brink
                                        ----------------------------------------
                                            Steven L. Brink
                                            Chief Financial Officer, Secretary
                                            and Treasurer
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------

 10.1     New Revolving Credit Agreement dated as of April 25, 2000

 10.2     New Term Loan Agreement dated as of April 25, 2000

 27.0     Financial Data Schedule