Form 10-Q
period 2000-07-31
QUIKSILVER INC
filed 2000-09-14
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                              September 3, 2000 was
                                   22,387,129

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                                             Page No.
------------------------------                                                             --------
Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets
         July 31, 2000 and October 31, 1999.............................................      2

     Condensed Consolidated Statements of Income
         Three Months Ended July 31, 2000 and 1999......................................      3

     Condensed Consolidated Statements of Income
         Nine Months Ended July 31, 2000 and 1999.......................................      4

     Condensed Consolidated Statements of Comprehensive Income
         Nine Months Ended July 31, 2000 and 1999.......................................      4

     Condensed Consolidated Statements of Cash Flows
         Nine Months Ended July 31, 2000 and 1999.......................................      5

     Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and

     Results of Operations..............................................................      8


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K................................................     12


SIGNATURE...............................................................................     13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 JULY 31,         OCTOBER 31,
                                                                   2000              1999
                                                               -------------    -------------
                                     ASSETS

Current assets:
   Cash and cash equivalents ...............................   $   5,161,000    $   1,449,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $5,249,000 (2000)
      and $5,738,000 (1999) ................................     110,797,000      107,619,000
    Other receivables ......................................       5,556,000        4,074,000
    Inventories - Note 2 ...................................      83,378,000       72,207,000
    Prepaid expenses and other current assets ..............       9,688,000        7,825,000
                                                               -------------    -------------
         Total current assets ..............................     214,580,000      193,174,000

Property and equipment, less accumulated depreciation and
   amortization of $22,008,000 (2000) and $17,127,000 (1999)      49,092,000       45,153,000
Trademark, less accumulated amortization of
   $2,189,000 (2000) and $2,044,000 (1999) .................       1,248,000        1,393,000
Goodwill, less accumulated amortization of
   $5,959,000 (2000) and $5,233,000 (1999) .................      59,213,000       17,055,000
Other assets ...............................................       6,213,000        2,898,000
                                                               -------------    -------------
         Total assets ......................................   $ 330,346,000    $ 259,673,000
                                                               =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit .........................................   $  36,381,000    $  28,619,000
   Accounts payable ........................................      29,548,000       31,325,000
   Accrued liabilities .....................................      21,313,000       19,792,000
   Current portion of long-term debt .......................       3,149,000        3,615,000
   Income taxes payable ....................................       6,119,000               --
                                                               -------------    -------------
         Total current liabilities .........................      96,510,000       83,351,000

Long-term debt .............................................      65,254,000       24,569,000
                                                               -------------    -------------
         Total liabilities .................................     161,764,000      107,920,000
                                                               -------------    -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ........................................              --               --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares -  23,108,429 (2000) and 22,731,220 (1999) ....         231,000          227,000
   Additional paid-in-capital ..............................      40,095,000       36,780,000
   Treasury stock, 721,300 shares (2000) and 390,000
       shares (1999) .......................................      (6,778,000)      (3,054,000)
   Retained earnings .......................................     143,648,000      121,590,000
   Accumulated other comprehensive loss ....................      (8,614,000)      (3,790,000)
                                                               -------------    -------------
         Total stockholders' equity ........................     168,582,000      151,753,000
                                                               -------------    -------------
         Total liabilities and stockholders' equity ........   $ 330,346,000    $ 259,673,000
                                                               =============    =============


            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JULY 31,
                                                 ------------------------------
                                                     2000             1999
                                                 -------------    -------------
Net sales ....................................   $ 122,011,000    $ 105,160,000
Cost of goods sold ...........................      75,226,000       64,193,000
                                                 -------------    -------------
   Gross profit ..............................      46,785,000       40,967,000
                                                 -------------    -------------
Operating expenses:
   Selling, general and administrative expense      34,194,000       29,727,000
   Royalty income ............................        (888,000)        (538,000)
   Royalty expense ...........................         550,000        1,214,000
                                                 -------------    -------------
      Total operating expenses ...............      33,856,000       30,403,000
                                                 -------------    -------------
Operating income .............................      12,929,000       10,564,000

Interest expense .............................       1,713,000          919,000
Foreign currency loss ........................         101,000           49,000
Other expense ................................         131,000          110,000
                                                 -------------    -------------
Income before provision for income taxes .....      10,984,000        9,486,000

Provision for income taxes ...................       4,314,000        3,863,000
                                                 -------------    -------------
Net income ...................................   $   6,670,000    $   5,623,000
                                                 =============    =============

Net income per share .........................   $        0.30    $        0.25
                                                 =============    =============

Net income per share, assuming dilution ......   $        0.29    $        0.24
                                                 =============    =============

Weighted average common shares outstanding ...      22,460,000       22,279,000
                                                 =============    =============

Weighted average common shares outstanding,
   assuming dilution .........................      23,215,000       23,614,000
                                                 =============    =============


            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   NINE MONTHS ENDED JULY 31,
                                                 ------------------------------
                                                      2000             1999
                                                 -------------    -------------
Net sales ....................................   $ 364,079,000    $ 319,235,000
Cost of goods sold ...........................     220,154,000      192,508,000
                                                 -------------    -------------
   Gross profit ..............................     143,925,000      126,727,000
                                                 -------------    -------------
Operating expenses:
   Selling, general and administrative expense     100,857,000       89,675,000
   Royalty income ............................      (2,010,000)      (1,508,000)
   Royalty expense ...........................       3,449,000        3,834,000
                                                 -------------    -------------
      Total operating expenses ...............     102,296,000       92,001,000
                                                 -------------    -------------
Operating income .............................      41,629,000       34,726,000

Interest expense .............................       3,944,000        2,675,000
Foreign currency loss (gain) .................         224,000         (226,000)
Other expense ................................         391,000          351,000
                                                 -------------    -------------
Income before provision for income taxes .....      37,070,000       31,926,000

Provision for income taxes ...................      15,012,000       13,207,000
                                                 -------------    -------------
Net income ...................................   $  22,058,000    $  18,719,000
                                                 =============    =============

Net income per share .........................   $        0.99    $        0.85
                                                 =============    =============

Net income per share, assuming dilution ......   $        0.95    $        0.80
                                                 =============    =============

Weighted average common shares outstanding ...      22,392,000       22,022,000
                                                 =============    =============

Weighted average common shares outstanding,
   assuming dilution .........................      23,189,000       23,343,000
                                                 =============    =============



            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                              NINE MONTHS ENDED JULY 31,
                                             ----------------------------
                                                 2000            1999
                                             ------------    ------------
Net income ...............................   $ 22,058,000    $ 18,719,000
Other comprehensive loss --
   Foreign currency translation adjustment     (4,824,000)     (2,953,000)
                                             ------------    ------------
Comprehensive income .....................   $ 17,234,000    $ 15,766,000
                                             ============    ============


            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED JULY 31,
                                                                        ----------------------------
                                                                            2000            1999
                                                                        ------------    ------------
Cash flows from operating activities:
   Net income .......................................................   $ 22,058,000    $ 18,719,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization ..............................      7,189,000       5,580,000
         Provision for doubtful accounts ............................      2,348,000       2,092,000
         Accretion of interest expense ..............................        137,000              --
         Loss (gain) on sale of fixed assets ........................         79,000        (143,000)
         Changes in operating assets and liabilities, net of effects from the purchase of Quiksilver International Pty Ltd:
            Trade accounts receivable ...............................    (10,162,000)    (18,726,000)
            Other receivables .......................................     (1,922,000)        105,000
            Inventories .............................................    (13,631,000)     (6,362,000)
            Prepaid expenses and other current assets ...............     (2,389,000)     (1,386,000)
            Other assets ............................................     (2,860,000)       (137,000)
            Accounts payable ........................................        319,000       5,606,000
            Accrued liabilities .....................................      1,750,000       3,472,000
            Income taxes payable ....................................      6,471,000        (983,000)
                                                                        ------------    ------------
            Net cash provided by operating activities ...............      9,387,000       7,837,000

Cash flows from investing activities:
   Proceeds from sales of fixed assets ..............................          2,000         303,000
   Capital expenditures .............................................    (13,530,000)    (19,631,000)
   Acquisition of Quiksilver International Pty Ltd, net of
       cash acquired ................................................    (23,453,000)             --
                                                                        ------------    ------------
            Net cash used in investing activities ...................    (36,981,000)    (19,328,000)

Cash flows from financing activities:
   Borrowings on lines of credit ....................................     56,200,000      45,530,000
   Payments on lines of credit ......................................    (48,744,000)    (41,684,000)
   Borrowings on long-term debt .....................................     40,408,000       4,083,000
   Payments on long-term debt .......................................    (16,026,000)     (4,324,000)
   Proceeds from stock option exercises .............................      3,319,000       7,276,000
   Purchase of treasury stock .......................................     (3,724,000)             --
                                                                        ------------    ------------
            Net cash provided by financing activities ...............     31,433,000      10,881,000
Effect of exchange rate changes on cash .............................       (127,000)       (143,000)
                                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents ................      3,712,000        (753,000)
Cash and cash equivalents, beginning of period ......................      1,449,000       3,029,000
                                                                        ------------    ------------
Cash and cash equivalents, end of period ............................   $  5,161,000    $  2,276,000
                                                                        ============    ============

Supplementary cash flow information:
   Cash paid during the period for:
      Interest ......................................................   $  3,679,000    $  2,292,000
                                                                        ============    ============
      Income taxes ..................................................   $  8,675,000    $ 14,104,000
                                                                        ============    ============
   Non-cash investing and financing activity --
      Deferred purchase price obligations ...........................   $ 18,054,000    $         --
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

         The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 2000 and 1999. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 1999 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.       Inventories consist of the following:

                                          JULY 31,    OCTOBER 31,
                                            2000          1999
                                        -----------   -----------
                  Raw Materials ....    $23,541,000   $19,225,000
                  Work-In-Process...      5,391,000     7,819,000
                  Finished Goods....     54,446,000    45,163,000
                                        -----------   -----------
                                        $83,378,000   $72,207,000
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

4.       Information related to domestic and European operations is as follows:

                                                NINE MONTHS ENDED JULY 31,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------
         Net sales to unaffiliated customers:
           Domestic .........................   $236,150,000   $204,649,000
           Europe ...........................    127,929,000    114,586,000
                                                ------------   ------------
              Consolidated ..................   $364,079,000   $319,235,000
                                                ============   ============

         Gross profit:
           Domestic .........................   $ 86,936,000   $ 75,628,000
           Europe ...........................     56,989,000     51,099,000
                                                ------------   ------------
              Consolidated ..................   $143,925,000   $126,727,000
                                                ============   ============

         Operating income:
           Domestic .........................   $ 26,470,000   $ 21,332,000
           Europe ...........................     15,159,000     13,394,000
                                                ------------   ------------
              Consolidated ..................   $ 41,629,000   $ 34,726,000
                                                ============   ============

         Identifiable assets:
           Domestic .........................   $236,396,000   $168,281,000
           Europe ...........................     93,950,000     75,851,000
                                                ------------   ------------
              Consolidated ..................   $330,346,000   $244,132,000
                                                ============   ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




5. Effective July 1, 2000, the Company acquired Quiksilver International Pty Ltd ("Quiksilver International"), an Australian company that owns the worldwide trademark rights to the "Quiksilver" brand name (other than in the United States, Mexico and Puerto Rico where those rights were already owned by the Company.) The initial purchase price was $23,880,000, which includes cash consideration of $23,380,000 and transaction costs of $500,000. Under the terms of the purchase agreements, two additional payments will be made, one at the end of fiscal 2002 and one at the end of fiscal 2005. Such deferred purchase price payments will be contingent on the computed earnings of Quiksilver International through June 30, 2005. The deferred purchase price payments, which were estimated and discounted to present value, total $18,054,000, and are included as a component of the purchase price recorded at July 1, 2000. These deferred purchase price obligations are reflected in the Condensed Consolidated Balance Sheet as a component of long-term debt. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill at July 1, 2000 of $42,220,000, which is being amortized over 25 years. The results of operations of Quiksilver International are included in the Condensed Consolidated Statements of Income from the acquisition date.

6. In connection with the acquisition of Quiksilver International discussed in Note 5 above, the Company's domestic line of credit was amended to allow for the acquisition and to increase the Company's available credit by $10,000,000 through October 31, 2000. The debt incurred to fund the acquisition is expected to be refinanced on a long term basis prior to October 31, 2000.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

Net sales for the three months ended July 31, 2000 increased 16.0% to $122,011,000 from $105,160,000 in the comparable period of the prior year. Domestic net sales for the three months ended July 31, 2000 increased 15.2% to $79,971,000 from $69,411,000 in the comparable period of the prior year, and European net sales increased 17.6% to $42,040,000 from $35,749,000 for those same periods. As measured in French francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 31.5% compared to the prior year. Domestic men's sales increased 12.1% to $48,548,000 from $43,312,000 in the comparable period of the prior year, while domestic women's sales increased 20.4% to $28,378,000 from $23,569,000. In the domestic division, sales of snowboards, boots and bindings amounted to $3,045,000 in the current year's quarter compared to $2,530,000 in the prior year. The domestic men's sales increase came from the Quiksilver Young Men's and Boys divisions and QS Silver Edition. The domestic women's sales increase came from both the Quiksilver Roxy and Raisins divisions. In Europe, men's sales increased 10.7% to $35,608,000 from $32,172,000, while women's sales increased 79.8% to $6,432,000 from $3,577,000. As measured in French francs, European men's and women's sales grew 23.8% and 101.1%, respectively. The European sales increase came from all divisions.

The gross profit margin for the three months ended July 31, 2000 decreased to 38.3% from 39.0% in the comparable period of the prior year. The domestic gross profit margin decreased to 36.7% from 37.1% in the comparable period of the prior year, and the European gross profit margin decreased to 41.5% from 42.6% for those same periods. The domestic gross profit margin decreased primarily from a higher level of prior season wintersports apparel sales in the three months ended July 31, 2000 versus the prior year. In Europe, the gross profit margin decreased because the relatively rapid devaluation of the French franc versus the U.S. dollar increased product costs in Europe before such price increases could be fully factored into Quiksilver Europe's wholesale prices. This trend is expected to continue, but to a lesser degree, in the three months ending October 31, 2000.

Selling, general and administrative expense ("SG&A") for the three months ended July 31, 2000 increased 15.0% to $34,194,000 from $29,727,000 in the comparable period of the prior year. Domestic SG&A increased 15.8% to $21,565,000 from $18,623,000 in the comparable period of the prior year, and European SG&A increased 13.7% to $12,629,000 from $11,104,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. SG&A expenses decreased as a percentage of sales primarily as a result of leverage on general overhead expenses in Europe.

Royalty income exceeded royalty expense for the three months ended July 31, 2000 by $338,000 versus net royalty expense of $676,000 in the comparable period of the prior year. This increase in royalty income was due primarily to the acquisition of Quiksilver International Pty Ltd ("Quiksilver International"). Historically, the Company has received domestic royalty income from its Mexico, watch, sunglass, and outlet store licensees as well as Raisins international licensees, and the Company has paid royalties on European sales and certain domestic exports under trademark agreements with Quiksilver International. As of July 1, 2000, however, the Company acquired Quiksilver International, and such royalty expense has been eliminated. In addition, as of July 1, 2000 the Company now also receives royalties from Quiksilver licensees in various other territories, including Australia, Japan, South Africa, Brazil, Chile, Argentina, Indonesia, Korea and Eastern Europe.

Interest expense for the three months ended July 31, 2000 increased 86.4% to $1,713,000 from $919,000 in the comparable period of the prior year. This increase was primarily due to (i) debt incurred to fund the acquisition of Quiksilver International, and (ii) higher outstanding balances on the Company's lines of credit to provide working capital to support the Company's growth.

The effective income tax rate for the three months ended July 31, 2000, which is based on current estimates of the annual effective income tax rate, decreased to 39.3% from 40.7% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended July 31, 2000 increased 18.6% to $6,670,000 or $0.29 per share on a diluted basis from $5,623,000 or $0.24 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.30 for the three months ended July 31, 2000 from $0.25 in the comparable period of the prior year.


NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

Net sales for the nine months ended July 31, 2000 increased 14.0% to $364,079,000 from $319,235,000 in the comparable period of the prior year. Domestic net sales for the nine months ended July 31, 2000 increased 15.4% to $236,150,000 from $204,649,000 in the comparable period of the prior year, and European net sales increased 11.6% to $127,929,000 from $114,586,000 for those same periods. As measured in French francs, Quiksilver Europe's net sales in the first nine months of the current year increased 26.2% compared to the prior year. Domestic men's sales increased 17.1% to $134,154,000 from $114,543,000 in the comparable period of the prior year, while domestic women's sales increased 13.5% to $95,707,000 from $84,333,000. In the domestic division, sales of snowboards, boots and bindings increased 8.9% to $6,289,000 from $5,773,000 in the prior year. The domestic men's sales increase came from Quiksilver young men's and boys' divisions and QS Silver Edition. The domestic women's sales increase came from both the Quiksilver Roxy and Raisins divisions. In Europe, men's sales increased 5.9% to $107,306,000 from $101,296,000, while women's sales increased 55.2% to $20,623,000 from $13,290,000. As measured in French francs, European men's and women's sales grew 19.6% and 76.1%, respectively. The European sales increase came from all divisions.

The gross profit margin for the nine months ended July 31, 2000 decreased somewhat to 39.5% from 39.7% in the comparable period of the prior year. The domestic gross profit margin decreased somewhat to 36.8% from 37.0% in the comparable period of the prior year, while the European gross profit margin decreased slightly to 44.5% from 44.6% for those same periods. The decrease in the domestic gross profit margin resulted primarily from a higher level of prior season wintersports apparel sales in the third quarter of the current fiscal year. In Europe, the gross profit margin improvement in the first half of the current fiscal year from lower sampling costs and a higher level of retail business was offset by the foreign currency impact in the third quarter of the current fiscal year as discussed above.

Selling, general and administrative expense ("SG&A") for the nine months ended July 31, 2000 increased 12.5% to $100,857,000 from $89,675,000 in the comparable period of the prior year. Domestic SG&A increased 13.3% to $62,725,000 from $55,354,000 in the comparable period of the prior year, and European SG&A increased 11.1% to $38,132,000 from $34,321,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. SG&A decreased as a percentage of sales to 27.7% from 28.1%.

Net royalty expense for the nine months ended July 31, 2000 decreased 38.1% to $1,439,000 from $2,326,000 in the comparable period of the prior year. This decrease was due primarily to the acquisition of Quiksilver International in the third quarter of the current fiscal year as discussed above.

Interest expense for the nine months ended July 31, 2000 increased 47.4% to $3,944,000 from $2,675,000 in the comparable period of the prior year. This increase was primarily due to (i) debt incurred to fund the acquisition of Quiksilver International, (ii) borrowings to fund the build-out of the Company's new domestic headquarters building in Huntington Beach, and (iii) higher outstanding balances on the Company's lines of credit to provide working capital to support the Company's growth.

The effective income tax rate for the nine months ended July 31, 2000, which is based on current estimates of the annual effective income tax rate, decreased to 40.5% from 41.4% in the comparable period of the prior year.

As a result of the above factors, net income for the nine months ended July 31, 2000 increased 17.8% to $22,058,000 or $0.95 per share on a diluted basis from $18,719,000 or $0.80 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.99 for the nine months ended July 31, 2000 from $0.85 in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash provided by operating activities for the nine months ended July 31, 2000 increased 19.8% to $9,387,000 from $7,837,000 in the comparable period of the prior year. The $5,563,000 increase in net income and non-cash expenses and the $8,564,000 decrease in the change in trade accounts receivable was substantially offset by the $12,556,000 increase in inventories net of changes in accounts payable.

For the nine months ended July 31, 2000, capital expenditures decreased 31.1% to $13,530,000 from $19,631,000 in the comparable period of the prior year. The decrease in spending on leasehold improvements for the new domestic headquarters in comparison to the prior year was offset somewhat by increased spending on warehouse and computer equipment. During July 2000, the Company completed the acquisition of Quiksilver International, including a cash component of the purchase price totaling $23,880,000, less $427,000 of cash acquired in the acquisition. (See further discussion below.)

During the nine months ended July 31, 2000, net cash provided by financing activities totaled $31,433,000 compared to $10,881,000 in the comparable period of the prior year. The increase in net cash used in investing activities discussed above was financed primarily by an increase in long-term debt.

In February 2000 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common Stock. During the nine months ended July 31, 2000 the Company repurchased 331,300 shares at a cost of $3,724,000.

Effective July 1, 2000, the Company acquired Quiksilver International Pty Ltd ("Quiksilver International"), an Australian company that owns the worldwide trademark rights to the "Quiksilver" brand name (other than in the United States, Mexico and Puerto Rico where those rights were already owned by the Company.) The initial purchase price was $23,880,000, which includes cash consideration of $23,380,000 and transaction costs of $500,000. Under the terms of the purchase agreement, two additional payments will be made, one at the end of fiscal 2002 and one at the end of fiscal 2005. Such deferred purchase price payments will be contingent on the computed earnings of Quiksilver International through June 30, 2005. The deferred purchase price payments, which were estimated and discounted to present value, total $18,054,000, and are included as a component of the purchase price recorded at July 1, 2000.

The deferred purchase price obligations are reflected in the Condensed Consolidated Balance Sheet as a component of long-term debt. Noncash interest expense is recorded to reflect the calculated financing costs associated with the deferred purchase price obligations. The cash component of the initial purchase price was financed using the Company's domestic line of credit, which was amended to allow for the acquisition.

Cash and cash equivalents increased $3,712,000 for the nine months ended July 31, 2000 compared to a decrease of $753,000 in the comparable period of the prior year. Working capital increased $8,247,000 or 7.5% to $118,070,000 from $109,823,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 3.0% to $110,797,000 at July 31, 2000 from $107,619,000 at October 31, 1999. Domestic accounts receivable decreased 8.9% to $67,496,000 at July 31, 2000 from $74,128,000 at October 31, 1999, and European accounts receivable increased 29.3% to $43,301,000 from $33,491,000 for that same period. While changes in accounts receivable are subject to seasonal sales fluctuations, average days sales outstanding at July 31, 2000 is generally consistent with average days sales outstanding at July 31, 1999.

Consolidated inventories increased 15.5% to $83,378,000 at July 31, 2000 from $72,207,000 at October 31, 1999. Domestic inventories increased 15.3% to $61,222,000 from $53,098,000 at October 31, 1999, and European inventories increased 15.9% to $22,156,000 from $19,109,000 for that same period. While inventory levels are subject to seasonal sales fluctuations, inventory turnover as measured at July 31, 2000 is generally consistent with inventory turnover at July 31, 1999.

In recent years, certain customers of the Company have experienced financial difficulties, including the filing of reorganization proceedings under bankruptcy laws. The Company has not incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers.

While management believes that allowances for doubtful accounts at July 31, 2000 are adequate, the Company carefully monitors developments regarding its major customers. Material financial difficulties encountered by these or other significant customers could have an adverse impact on the Company's financial position or results of operations.


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

Because the average exchange rate between the French franc and the U.S. dollar weakened during the nine months ended July 31, 2000 in comparison to the nine months ended July 31, 1999, there was a negative effect on Quiksilver Europe's reported results in U.S. dollars. European net sales increased 26.2% in French francs during the nine months ended July 31, 2000 compared to the nine months ended July 31, 1999, but as translated into U.S. dollars and reported in the Company's Condensed Consolidated Statements of Income, European net sales increased only 11.6%.

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8K.


(a)   Exhibits

         10.1 Share Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd, Quiksilver International Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company's report on Form 8-K dated July 27, 2000)

         10.2 Minority Shareholder Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company's report on Form 8-K dated July 27, 2000)

         10.3 First Amendment to Revolving Credit Agreement dated as of July 18, 2000.


         27.0     Financial Data Schedule

(b)   Reports on Form 8-K

         A current report on Form 8-K was filed during the quarter ended July 31, 2000, which reported the Company's acquisition of Quiksilver International Pty Ltd, the owner of the "Quiksilver" trademarks other than the United States, Mexico and Puerto Rico. Such report was dated July 27, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUIKSILVER, INC., a Delaware corporation



September 14, 2000                      /s/ Steven L. Brink
                                        ----------------------------------------
                                        Steven L. Brink
                                        Chief Financial Officer and Treasurer
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


       Exhibit
       Number                       Description
       -------                      -----------

         10.1 Share Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd, Quiksilver International Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company's report on Form 8-K dated July 27, 2000)

         10.2 Minority Shareholder Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company's report on Form 8-K dated July 27, 2000)

         10.3 First Amendment to Revolving Credit Agreement dated as of July 18, 2000.


         27.0     Financial Data Schedule