Form 10-K405
period 2000-10-31
QUIKSILVER INC
filed 2001-01-26
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

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

           Securities registered pursuant to Section 12(b) of the Act:

         Title of                                        Name of each exchange
        each class                                        on which registered
       ------------                                     -----------------------
       COMMON STOCK                                     NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of January 16, 2001 was approximately $520,000,000 based on the number of shares outstanding on such date and the last sale price for the Common Stock on such date of $22.94 as reported by the New York Stock Exchange.

     As of January 16, 2001, there were 22,689,125 shares of the Registrant's Common Stock issued and outstanding.

     PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2000.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.    BUSINESS
           Introduction.....................................................   1
           Forward-Looking Statements.......................................   1
           Products and Brands..............................................   2
           Product Design...................................................   3
           Promotion and Advertising........................................   3
           Customers and Sales..............................................   4
           Retail Concepts..................................................   5
           Seasonality......................................................   6
           Production and Raw Materials.....................................   6
           Imports and Import Restrictions..................................   7
           Trademark License Agreements.....................................   7
           Competition......................................................   8
           Employees........................................................   8
           Research and Development.........................................   9
           Environmental Matters............................................   9
           Acquisitions.....................................................   9
Item 2.    PROPERTIES.......................................................  10
Item 3.    LEGAL PROCEEDINGS................................................  10
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  10

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................................  11

Item 6.    SELECTED FINANCIAL DATA..........................................  11

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............................  13

Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS......  20

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  21

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................  21

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  22

Item 11.   EXECUTIVE COMPENSATION...........................................  22

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...................................................  22

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  22

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.........................................................  23

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................................  24

SIGNATURES ................................................................   42

                                     PART I

ITEM 1. BUSINESS

References to the "Registrant" or the "Company" are to Quiksilver, Inc., a Delaware corporation, and its wholly-owned subsidiaries unless the context indicates otherwise.

INTRODUCTION

The Company designs, produces and distributes clothing, accessories and related products for active-minded people and develops brands that represent a casual lifestyle--driven from a boardriding heritage. Quiksilver's primary focus is apparel for young men and young women under the Quiksilver, Roxy, Raisins, Radio Fiji, Hawk Clothing and Gotcha (Europe) labels. Quiksilver also manufactures apparel for boys (Quiksilver Boys and Hawk Clothing), girls (Teenie Wahine and Raisins Girls), men (Quiksilver Silver Edition) and women (Leilani and Alex
Goes), as well as snowboards, snowboard boots and bindings under the Lib Technologies, Gnu and Bent Metal labels.

The Company generates sales primarily in the United States and Europe and collects royalties from various licensees around the world. Distribution is based in surf shops and specialty stores that provide an outstanding retail experience for their customers. The Company's account base is different depending on the brand and demographic group being served. While some of the Company's domestic products are imported, the majority are manufactured in the United States. The majority of the Company's European products are manufactured in Asia. Sales are included as either domestic or European based on which division designed, produced and shipped the product.

Since acquiring Quiksilver International Pty Ltd, an Australian company ("Quiksilver International"), in July 2000 (See "Acquisitions" on page 9), the Company owns all international rights to use the "Quiksilver" trademark. Prior to this acquisition, the Company owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International to use the "Quiksilver" trademark in other countries and territories.

The Company collects royalties from licensees that manufacture and distribute approved clothing, accessories and related products in various countries and territories around the world using the "Quiksilver" trademark. These licensees also can buy products from the Company. Certain domestic licensees have been granted rights to particular product groups or markets only, such as watches, eyewear and outlet stores.

The Company was incorporated in 1976 and was reincorporated in Delaware in 1986. With a fiscal year that ends on October 31, references to fiscal 2000, fiscal 1999 or fiscal 1998 refer to the years ended October 31, 2000, 1999 or 1998, respectively.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words "believes", "anticipates", "expects", "estimates" and similar expressions are intended to identify, in certain cases, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the predicted results. Such factors include, among others, the following:

         o  General economic and business conditions

         o  The acceptance in the marketplace of new products

         o The availability of outside contractors at prices favorable to the Company

         o The ability to source raw materials at prices favorable to the Company

         o  Currency fluctuations

         o  Changes in business strategy or development plans

         o  Availability of qualified personnel

         o Changes in political, social and economic conditions and local regulations, particularly in Europe and Asia

         o Other factors outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company

Given these uncertainties, investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

PRODUCTS AND BRANDS

The Company's domestic business began by selling "Quiksilver" boardshorts to surfers in the United States in the 1970's. Since that time, the Company's product lines have been greatly expanded, and the Company has added many brands to its portfolio to address a wide variety of consumers.

The Company's "Quiksilver" product line now includes shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear, hats, backpacks and other accessories. Watches and eyewear are produced by licensees. Quiksilver has also expanded demographically and currently includes Young Mens, Boys and Toddlers. Quiksilver Silver Edition is the Company's brand targeted at men.

"Roxy" was introduced in fiscal 1991 and includes a full range of sportswear, swimwear, footwear, backpacks, fragrance, beauty care, bedroom furnishings and other accessories for young women. Through fiscal 1997, "Roxy" included Juniors sizes only, but was expanded as "Teenie Wahine" into the Girls category in fiscal 1998.

The swimwear labels "Raisins", "Radio Fiji" and "Leilani" were added in fiscal 1994 when the Company acquired The Raisin Company, Inc. "Raisins" and "Radio Fiji" are labels in the Juniors category, while "Leilani" is a Contemporary label. The Raisins division also produces private label swimwear.

The Company entered the snowboard market through its acquisition of Mervin Manufacturing, Inc. ("Mervin") effective July 1, 1997. Mervin manufactures the "Lib Technologies" and "Gnu" brands of snowboards and accessories, and makes "Bent Metal" snowboard bindings. Mervin introduced Gnu snowboard boots and bindings in fiscal 1999.

The "Hawk Clothing" brand was added to the Company's portfolio in fiscal 2000 with the acquisition of Hawk Designs, Inc. This purchase added a potentially key trademark to the Company's portfolio of brands, by obtaining the rights to "Tony Hawk", a skateboarding icon, to be used with apparel and related accessories.

Also in fiscal 2000, the Company added "Gotcha" to its European labels through its acquisition of Freestyle, S.A., the European licensee of the "Gotcha" trademark. A new license agreement, which continues through 2015, was negotiated as part of the acquisition.

The Company entered the golf apparel business in fiscal 2001 with a new brand, Fidra. Fidra is a startup business that the Company acquired from its originator, John Ashworth. Initial shipments are expected in the third quarter of fiscal 2001.

The following table shows the approximate percentage of sales attributable to each of the Company's major product categories during the last three fiscal years.

                                                    PERCENTAGE OF SALES
                                                 --------------------------
PRODUCTS                                         2000      1999       1998
--------                                         ----      ----       ----
T-Shirts.......................................   20%       18%        17%
Swimwear.......................................   15        15         14
Accessories....................................   14        13         13
Shirts.........................................   11        13         14
Pants..........................................    9         9          7
Jackets and sweaters...........................    8         9         10
Fleece.........................................    7         8          9
Shorts.........................................    6         7          6
Tops and dresses...............................    4         5          4
Snowboards, snowboard boots,
  bindings and accessories.....................    3         3          4
Other..........................................    3         0          2
                                                 ---       ---        ---
     Total.....................................  100%      100%       100%
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

The Company believes that the domestic retail prices for its apparel products range from approximately $18 for a t-shirt and $42 to $47 for a typical short to $200 for a typical snowboard jacket. For its Quiksilver Europe products, retail prices range from approximately $26 for a t-shirt and about $50 for a typical short to $140 for a typical snowboard jacket. Additionally, the Company believes that domestic retail prices for its snowboards range from approximately $265 to $475 and in Europe up to approximately $505.

PRODUCT DESIGN

The Company's products are designed for active-minded people who live a casual lifestyle. Innovative design, active fabrics and quality of workmanship are emphasized. The vast majority of the Company's products are designed by the Company, with the Company's management actively involved in product design. Design concepts are primarily based on the Company's own research, development and design activities in the U.S. and Europe. With the acquisition of Quiksilver International, the Company and its international licensees have formalized a process whereby they share designs, art, fabrics, samples and patterns for new products sold under the "Quiksilver" name.

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

The Company's three-decade history of authenticity, product and core marketing at the grass-roots level are the foundations of the "Quiksilver" label. The Company believes that continued product diversification, development of other labels and strong core distribution allow the Company to reach other markets beyond its roots. The Company currently reaches into the youth, active, outdoor and individual sports markets. These markets include males and females, young people (8 - 20 years of age) and older people (20 - 50 years of age).

Many of the Company's managers, employees and independent sales representatives are involved in surfing, snowboarding, skateboarding and other sporting activities just like retail consumers in the Company's core market. The Company believes this increases its understanding of the end users of its products, while enhancing the "Quiksilver" image and providing valuable insights into product design.

An important marketing vehicle for the Company is the sponsorship of high profile athletes in outdoor, individual sports, including surfing, snowboarding, windsurfing and skateboarding. Many of these athletes have achieved world champion status in their respective sports and are used in the Company's print images, which adds to its authentic image.

The Company advertises in core magazines such as "Surfer", "Surfing", "H3O" and "Snowboarding" in the United States and "Wind" and "Surf Session" in Europe. The ad campaign also includes national publications in the United States, such as "Rolling Stone", "Seventeen", "ESPN Magazine" and "Spin", and mainstream publications in various European countries. The Company also participates in trade shows which are held throughout the United States and Europe.

In addition to print media, the Company's core marketing includes surf, snowboard and skate contests in the markets where it directly distributes product. The Company believes that these events reinforce the Company's image as an authentic, core brand among surfers and nonsurfers alike. Each winter, if surfing conditions are appropriate, the "Quiksilver in Memory of Eddie Aikau" big wave contest is held at Waimea Bay in Hawaii, and the "Mavericks Men Who Ride Mountains Big Wave Contest" is held at Half Moon Bay in California. "The "Roxy Pro" is held annually at Sunset Beach in Hawaii. In Europe, the Company produces the "Quiksilver Masters" surfing event in France, the "Bowlriders" skateboarding event, also in France, and is one of the sponsors of the "Air & Style" snowboard jumping event in Austria. Other regional and local events are also sponsored.

Through Quiksilver International, the Company also operates an international promotional fund that is funded by Quiksilver International licensees. This fund is used to sponsor an international team of leading surfers, windsurfers and snowboarders, produce promotional movies and videos featuring athletes wearing and/or using "Quiksilver" products, and organize surfing and windsurfing contests that have international significance. An example of one such contest is the "Quiksilver Pro" that is generally held annually in Indonesia. Another example is "The Crossing", which is a continuing voyage of the Indies Trader, a surf exploration vessel, that is criss-crossing the equator to explore new surfing regions and document the state of the environment under a team of marine biologists. The latest images from The Crossing are available at the Company's website at www.quiksilver.com, and a multipart National Geographic television series is being produced based on this innovative expedition.

The Company believes that its future success in advertising and promoting its products will be dependent, among other things, on its ability to respond to, and anticipate, changing consumer demands and tastes. At the same time, it must promote products consistent with its image.

CUSTOMERS AND SALES

The Company's policy is to sell to retailers who provide an outstanding in-store experience for their customers and who merchandise the Company's products in a manner consistent with the Company's image and the quality of its products. For many years, the Company's customer base has included surf shops, specialty stores, national specialty chains and select department stores.

The Company's account base is different depending on the brand and demographic group. The Company's domestic Quiksilver products are sold to customers that have approximately 6,950 store locations combined. Likewise, Roxy products are sold to customers with approximately 5,500 store locations. It's estimated that approximately 4,900 of these Roxy locations also carry Quiksilver product.

The Company's swimwear brands (Raisins, Leilani and Radio Fiji) are found in 9,000 stores, including many small, specialty swim locations, while the Company's wintersports hardgoods products are found in approximately 600 stores, including primarily snowboard shops in the United States and Canada.

The Company's European products are found in approximately 4,600 store locations in Europe. Overall (not including licensees), the Company's products are distributed in approximately 18,600 retail locations.

Quiksilver Europe accounted for approximately 35% of the Company's consolidated net sales during fiscal 2000, which is consistent with fiscal 1999. Fiscal 2000 foreign sales from the U.S. (primarily to Canada, Japan, Central and South America) were approximately 6% of consolidated net sales.

The foundation of the Company's business is distribution of product through surf shops, Boardriders Clubs, and specialty stores where there is a Quiksville. This core distribution channel serves as a base of marketing legitimacy for the Company. (Boardriders Clubs and Quiksvilles are discussed below under "Retail Concepts".) Approximately 28% of the Company's sales were to this channel of distribution in fiscal 2000. Most of these stores stand alone or are part of small chains.

Independent specialty or active lifestyle stores and specialty chains not specifically characterized as surf shops or Quiksvilles represent 56% of the Company's sales. This category includes chains such as Pacific Sunwear, Nordstrom, Duty Free Shops, Pacific Eyes and T's, Zumiez, Chicks Sporting Goods and the Buckle, as well as many independent active lifestyle stores, snowboard shops and sports shops. The Company also sells its products to a limited number of department stores, including Macy's, Robinson's/May, Dillards, The Bon Marche, Burdines, and Liberty House in the United States; Le Printemps and Galeries Lafayette in France; and Harrods and Lillywhites in Great Britain. Sales to the department store channel totaled 12% of consolidated net sales in fiscal 2000. Approximately 4% of the Company's business is done through distributors in certain European countries.

The Company's sales are spread over a large wholesale customer base. During fiscal 2000, approximately 22% of the Company's consolidated net sales were made to the Company's ten largest customers. No single customer accounted for more than 6% of the Company's consolidated net sales during fiscal 2000.

Sales of the Company's products are made by 182 independent sales representatives in the United States and Europe and 48 distributors in Europe. The Company's sales representatives are generally compensated on a commission basis. Of the Company's domestic net sales during fiscal 2000, approximately 43% resulted from sales to customers located on the west coast of the United States, approximately 25% resulted from sales to customers located on the east coast of the United States, approximately 4% resulted from sales to customers in Hawaii, and approximately 28% resulted from sales to customers located in other areas of the United States or from exports. Of the Company's European net sales during fiscal 2000, approximately 51% resulted from sales to customers located in France, 13% in the United Kingdom, 13% in Spain, 3% in Germany and 3% in Italy, with the remaining 17% spread throughout other countries.

The Company generally sells its products to domestic customers on a net-30 to net-60 day basis in the United States, and in Europe on a net-30 to net-90 day basis depending on the country and whether the Company sells directly to retailers in the country or to a distributor. The Company has a limited number of cooperative advertising programs with its customers and generally does not reimburse its customers for marketing expenses. The Company generally does not participate in markdown programs with its customers nor does it offer goods on consignment.

For additional information regarding the Company's revenues, operating profits and identifiable assets attributable to the Company's domestic and foreign operations, see Note 13 of the "Notes to Consolidated Financial Statements".

RETAIL CONCEPTS

The Company participates in the building of dedicated "Quiksilver" selling space in the retail stores of selected customers. These concept shops (referred to as "Quiksvilles") have grown steadily since their inception. During fiscal 2000, the number of Quiksvilles increased by 216, resulting in 1,118 shops at October 31, 2000. This total includes 817 domestic shops and 301 shops in Europe. The Company employs retail merchandise coordinators who travel between specified retail locations in metro market areas to further improve the presentation of the Company's product and build its image at the retail level.

Stand-alone Quiksilver concept stores ("Boardriders Clubs") are another part of the Company's retail strategy. These stores are stocked primarily with Quiksilver product, and their design demonstrates the Company's history, authenticity and commitment to surfing and other boardriding sports. Also included in this category are Roxy stores, which are dedicated to the Juniors customer, a Quiksilver Youth store and a Hawk Clothing store.

The Company owns stores in selected markets that provide brand-building opportunities; however, Boardriders Clubs are generally owned by independent retailers. The Company currently owns 17 stores located in Maui, New York, London (2), Paris (2), Amsterdam, Boston, Park City, Miami, Los Angeles, Seattle, Costa Mesa, Waikiki (2) and New Jersey (2).

During fiscal 2000, eight Boardriders Clubs were opened domestically, and 15 were opened in Europe. Including the Company's licensees, the total number of stores open at October 31, 2000 was 183. This total includes 24 domestic, 67 in Europe, and 92 in licensed territories. Of the total Boardriders Clubs at October 31, 2000, 7 are Roxy stores, and one is a Quiksilver Youth store. The Company's Hawk Clothing store was opened in November 2000.

SEASONALITY

The Company's net sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of the Company's products, and due to the effect that the Christmas season has on the buying patterns of the Company's customers.

                                                    CONSOLIDATED NET SALES (UNAUDITED)
                                   -----------------------------------------------------------------------
QUARTER ENDING                              2000                       1999                    1998
--------------                     ----------------------     ---------------------     ------------------
                                    AMOUNT        PERCENT      AMOUNT       PERCENT     AMOUNT     PERCENT
                                   --------       -------     --------      -------     ------     -------
                                                      (DOLLAR AMOUNTS IN THOUSANDS)
January 31 ................        $ 99,929        19.4%      $ 85,947       19.4%      $ 55,251     17.5%
April 30 ..................         142,139        27.5        128,128       28.9         78,192     24.7
July 31 ...................         122,011        23.7        105,160       23.7         78,265     24.8
October 31 ................         151,610        29.4        124,499       28.0        104,407     33.0
                                   --------       -----       --------      -----       --------    -----
      Total                        $515,689       100.0%      $443,734      100.0%      $316,115    100.0%
                                   ========       =====       ========      =====       ========    =====

PRODUCTION AND RAW MATERIALS

The Company's products are sourced separately for its domestic and European operations. A majority of the Company's domestic apparel products are manufactured by independent contractors from raw materials provided by the Company, while the remainder are imported as finished goods. The Company manufactures its snowboards in company-owned factories. Substantially all of the European apparel products are purchased or imported as finished goods. For the year ended October 31, 2000, approximately 58% of the Company's domestic apparel products were manufactured by independent contractors and approximately 42% were imported as finished goods. Products are manufactured based on design specifications provided by the Company whether they are produced from raw materials provided by the Company or if they are purchased or imported as finished goods.

Domestically, the Company hires independent contractors located primarily in Southern California to perform many of the manufacturing functions required to produce its clothing and accessories. In some cases, raw materials are sent outside of the United States for production by independent contractors. During fiscal 2000, such offshore production accounted for approximately 7% of products manufactured by independent contractors. In Europe, the Company hires independent contractors located primarily in China, Vietnam, North Africa and Portugal to manufacture the majority of its clothing and accessories.

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

Goods are generally manufactured and processed on an order-by-order basis. During fiscal 2000, no single contractor or finished goods supplier accounted for more than 7% of the Company's consolidated production. The Company believes that numerous qualified contractors and finished goods suppliers are available to provide additional capacity on an as-needed basis, and that it enjoys favorable ongoing relationships with these contractors and suppliers.

During fiscal 2000, approximately 72% of the Company's consolidated raw material fabric/trim purchases, and 84% of its domestic raw material fabric/trim purchases, were of materials made in the United States. The remaining raw material fabric/trim was purchased either directly from sources in Morocco, France, Portugal, China and Canada, or from suppliers located in the United States who had acquired some of their products from foreign sources. No single fabric supplier accounted for more than approximately 5% of the Company's consolidated expenditures for raw material purchases during fiscal 2000, while the Company's primary supplier of t-shirt blanks accounted for approximately 39%.

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

IMPORTS AND IMPORT RESTRICTIONS

The Company has for some time imported finished goods and raw materials for its domestic operations under multilateral and bilateral trade agreements between the United States and a number of foreign countries, including Hong Kong, India, China and Japan. These agreements impose quotas on the amount and type of textile and apparel products that can be imported into the United States from the affected countries. The Company does not anticipate that these restrictions will materially or adversely affect its operations since it would be able to meet its needs domestically or from countries not affected by the restrictions on an annual basis.

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

TRADEMARK LICENSE AGREEMENTS

Since acquiring Quiksilver International Pty Ltd in July 2000 (See "Acquisitions" below), the Company owns all international rights to use the "Quiksilver" trademark in substantially all of its product classifications. Prior to this acquisition, the Company owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International to use the "Quiksilver" trademark in other countries and territories. Other than Gotcha (Europe), the Company owns the worldwide rights or has developed its other labels internally. The Company believes that trademark protection of its names and logos is an important component of its business

The Company and Quiksilver International entered into an agreement in January 1996 that required, among other things, the Company to pay a fee of approximately $400,000 per year for advertising and promotion. From a consolidated perspective, this agreement was eliminated effective with the acquisition of Quiksilver International during fiscal 2000.

Quiksilver Europe has a European trademark license and manufacturing agreement (the "Trademark Agreement") with Quiksilver International. The Trademark Agreement provides that Quiksilver Europe can sell products under the "Quiksilver" trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily Western Europe).

In consideration of the rights granted under the Trademark Agreement, Quiksilver Europe pays to Quiksilver International a royalty on a monthly basis amounting to 3% of Quiksilver Europe's net sales of Quiksilver product. The Trademark Agreement also requires Quiksilver Europe to pay a promotional fee of 1% of net sales. From a consolidated perspective, these payments were eliminated effective with the acquisition of Quiksilver International during fiscal 2000.

Quiksilver Europe also has a license agreement with Gotcha International, L.P., which provides that Quiksilver Europe can sell products primarily in Western Europe under the "Gotcha" trademark. The Company licensed the use of the "Quiksilver" trademark in Mexico, and for use on watches and sunglasses in the United States. The Company also licensed a chain of domestic outlet stores. Effective with the acquisition of Quiksilver International during fiscal 2000, the Company acquired control of licenses of the "Quiksilver" trademark in various other countries and territories around the world. The licensees are headquartered in Australia, Japan, Turkey, South Africa, Brazil, Indonesia, Korea, Argentina, Chile and Mauritius.

COMPETITION

The market for beachwear, snowboardwear, skate apparel, casual sportswear and snowboards is highly competitive. Direct competitors in the United States are different depending on the distribution channel. In the Company's core markets in the United States, the principal competitors include companies such as Billabong, Hurley, O'Neill and Volcom. In the department store and specialty store channels, the Company's competitors also include brands such as Tommy Hilfiger, Nautica, Calvin Klein and Fubu. In Europe, the Company's principal competitors in the core market include O'Neill, Billabong, Rip Curl, Oxbow and Chimsee. In broader European distribution, the Company's competitors also include brands such as Nike, Adidas and Levis. The Company believes that it has revenues and capital resources approximately equal to, or greater than, most of its competitors in this market, with the exception of Tommy Hilfiger, Nautica, Calvin Klein, Nike and Adidas.

In the snowboardwear and snowboard market, the Company's principal competitors are Burton, K-2 and Morrow. The Company believes its revenues from snowboardwear and snowboards are less than its competitors in the market.

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

EMPLOYEES

On October 31, 2000, the Company employed approximately 1,560 persons, including approximately 980 in production, operations and shipping functions, approximately 540 in sales, administrative or clerical capacities, and approximately 40 in executive capacities. None of the Company's domestic employees are represented by a union, and less than ten of its European employees are represented by a union. The Company has never experienced a work stoppage and considers its working relationships with its employees to be good.

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

ACQUISITIONS

Effective July 1, 2000, the Company acquired Quiksilver International, an Australian company that owns the worldwide trademark rights to the "Quiksilver" brand name (other than in the United States and Mexico where those rights were already owned by the Company.) The initial acquisition payment was $23,564,000, which includes cash consideration of $23,101,000 and transaction costs, net of imputed interest, of $463,000. Under the terms of the purchase agreements, two additional payments will be made, one at the end of fiscal 2002 and one at the end of fiscal 2005. Such deferred purchase price payments, which are denominated in Australian dollars, are contingent on the computed earnings of Quiksilver International through June 20, 2005, subject to specified minimums. The deferred minimum purchase price payments, which were discounted to present value, totaled $17,294,000 at the date of the acquisition, and are included as a component of the purchase price recorded at July 1, 2000. The obligation related to these deferred purchase price payments is reflected in the Consolidated Balance Sheet as a component of long-term debt.

The Company's management believes that the Company will benefit from unified ownership of the Quiksilver brand worldwide. Global product decisions can be controlled by the Company, and the opportunities for coordinated global sourcing and marketing programs are enhanced.

Effective May 1, 2000, the Company acquired the operations of Freestyle, S. A., a French company that is the European licensee of Gotcha International ("Gotcha Europe"). The Company's management believes that the Gotcha brand in Europe satisfies a certain niche not previously filled by the Company, and that the Company's existing infrastructure can be leveraged to grow the Gotcha business in Europe.

Effective March 1, 2000, the Company acquired the operations of Hawk Designs, Inc., the owner of the intellectual property rights to the name "Tony Hawk" for apparel and related accessories. Management of the Company believes that its ownership of the Hawk trademark for apparel, and its association with Tony Hawk will further enhance its image in the skateboard apparel market

Effective July 1, 1997, the Company acquired the operations of Mervin, the maker of two snowboard brands, Lib Technologies and Gnu, and Bent Metal bindings. The initial purchase price was $4,582,000, which includes a cash payment of $1,900,000 and assumed bank debt of $2,682,000. Under the terms of the purchase agreement, additional consideration aggregating up to $2,600,000 could have been paid if Mervin achieved certain earnings goals through fiscal 2000. Mervin achieved its goal for the four months ended October 31, 1997, which resulted in a payment of $500,000 in January 1998 and an adjustment to goodwill of $500,000 at October 31, 1997. Mervin did not achieve its goal for the years ended October 31, 1998, October 31, 1999 or October 31, 2000. Accordingly, no additional payments were made related to those years.

The Company acquired Fidra Golf as of August 1, 2000. Fidra is a startup business that the Company acquired from its originator, John Ashworth. Initial shipments are expected in the third quarter of fiscal 2001.

ITEM 2. PROPERTIES

The Company's executive offices, merchandising and design, production and warehouse facilities occupy approximately 410,000 square feet of space in multiple buildings located in Huntington Beach, California, approximately 250,000 square feet of space in three buildings in France, and approximately 50,000 square feet of space in two facilities in the state of Washington. The Company also maintains a sales office in New York and an Australian headquarters in Avalon, New South Wales. The lease for the Company's main domestic warehouse facility, including raw materials, cutting and finished goods distribution, expires in 2007 with two, five-year extensions available. The lease for executive offices, merchandising and design and production facilities in Huntington Beach expires in 2013, with two, five-year extensions available. The Company's supplemental domestic warehouse space is operated under a five-year lease that expires in 2004. The majority of the buildings in France are leased under agreements that expire on various dates through 2009. The Company's Washington facilities, which are used for the production of snowboards and snowboard bindings and accessories, are leased under two separate agreements, one of which expired in 2000 and is being leased on a month-to-month basis, and one that expires in 2004. The Company also leases various retail locations in the United States and Europe. The aggregate monthly rental payment for rented facilities is approximately $500,000. The Company believes that its present facilities will be adequate for its immediately foreseeable business needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "ZQK." The following table shows the high and low sales prices of the Company's Common Stock, as reported by the NYSE for the two most recent fiscal years and as restated to reflect an April 1999 three-for-two stock split.

                                                               HIGH         LOW
                                                              ------      ------
Fiscal 2000
       4th Quarter ended October 31, 2000................     $23.00      $12.75
       3rd Quarter ended July 31, 2000...................      19.19       10.75
       2nd Quarter ended April 30, 2000..................      21.00        9.25
       1st Quarter ended January 31, 2000................      19.00       12.06

Fiscal 1999
       4th Quarter ended October 31, 1999................     $25.25      $13.00
       3rd Quarter ended July 31, 1999...................      30.75       21.50
       2nd Quarter ended April 30, 1999..................      30.69       19.19
       1st Quarter ended January 31, 1999................      22.56       13.88

The Company has reinvested earnings in its business and has never paid a cash dividend. At the present time, no change to this practice is being considered. The payment of cash dividends in the future will be determined by the Board of Directors, considering conditions existing at that time, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the Company's domestic credit agreement with its bank group, the Company must obtain the bank group's prior consent to pay dividends.

The number of holders of record of the Company's Common Stock was approximately 406 on January 16, 2001. The number of beneficial shareholders on that date is estimated to be approximately 5,000.

ITEM 6. SELECTED FINANCIAL DATA

The table below should be read together with the Company's fiscal 2000 financial statements and notes along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The statement of income and balance sheet data shown below were taken from the Company's consolidated financial statements.

The Company's consolidated financial statements as of October 31, 2000 and 1999 and for each of the three years in the period ended October 31, 2000 have been audited by Deloitte & Touche LLP, the Company's independent auditors. Their report is included on page 24.

                                                                  YEARS ENDED OCTOBER 31,
                                                -------------------------------------------------------
                                                 2000        1999        1998        1997        1996
                                               --------    --------    --------    --------    --------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Statement of Income Data

Net sales .................................    $515,689    $443,734    $316,115    $231,783    $193,474
Income before provision for income taxes ..      51,862      44,867      30,768      21,283      19,279
Net income ................................      31,836      26,584      17,963      12,644      11,660
Net income per share(1) ...................        1.42        1.20        0.85        0.61        0.56
Net income per share, assuming dilution(1).        1.37        1.14        0.82        0.60        0.54
Weighted average common shares
   outstanding(1) .........................      22,406      22,096      21,144      20,723      20,642
Weighted average common shares
   outstanding, assuming dilution(1) ......      23,232      23,284      21,820      21,111      21,627

Balance Sheet Data

Total assets ..............................    $358,742    $259,673    $213,071    $149,650    $115,580
Working capital ...........................     119,529     109,823      92,321      67,293      55,647
Lines of credit ...........................      49,203      28,619      17,465      18,671       8,211
Long-term debt ............................      66,712      28,184      30,962      11,652       2,880
Stockholders' equity ......................     177,614     151,753     117,659      95,008      80,727
Current ratio .............................        1.97        2.32        2.36        2.51        2.73
Return on average stockholders' equity ....       19.33       19.73       16.89       14.39       15.58

-----------------
(1) Per share amounts and shares outstanding have been adjusted to reflect a three-for-two stock split effected on April 23, 1999 and a two-for-one stock split effected on April 24, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below should be read together with the Company's fiscal 2000 financial statements and notes.

RESULTS OF OPERATIONS -- FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales

Net sales for fiscal 2000 increased 16.2% to $515,689,000 from $443,734,000 in fiscal 1999. Of those totals, domestic net sales increased 14.7% to $333,075,000 from $290,363,000, and Quiksilver Europe's net sales increased 19.1% to $182,614,000 from $153,371,000.

Domestic net sales in the men's category, which includes Quiksilver Young Men's, Boys, Toddlers, WinterSports, Quiksilver Silver Edition, and Hawk Clothing, increased 15.9% to $197,843,000 for fiscal 2000 from $170,717,000 the year before. Domestic women's net sales, including Roxy, Teenie Wahine, Raisins, Leilani and Radio Fiji, increased 13.6% to $123,487,000 from $108,722,000 for those same periods. WinterSports hardgoods are sold under the Lib Technologies, Gnu, Arcane and Bent Metal brands and totaled $11,745,000 in fiscal 2000, up 7.5% from the previous year's amount of $10,924,000. All divisions in the domestic men's and women's categories contributed to the increase. The Company continues to benefit from increased consumer demand for its products. The Company believes that this increased demand is coming primarily from the Company's product design and marketing efforts.

Quiksilver Europe's net sales also increased across all divisions and account for approximately 35% of the consolidated total. Revenue growth was the largest in France, Spain and the United Kingdom. In U.S. dollars, net sales in the men's category increased 14.0% to $152,530,000 for fiscal 2000 from $133,835,000 in the previous year. Women's net sales increased 54.0% to $30,084,000 from $19,536,000 for those same periods. To understand Quiksilver Europe's fiscal 2000 growth, it's important to look at sales in French francs (or euros), which is the currency that Quiksilver Europe operates in. Competitive performance and market share gains are best measured in the operating currency. For consolidated financial statement reporting, French franc results must be translated into U.S. dollar amounts at average exchange rates. But this can distort performance when exchange rates change from year to year. In French francs, net sales grew 37.8% in fiscal 2000. This is much higher than the 19.1% growth rate in U.S. dollars because the U.S. dollar was worth more French francs in fiscal 2000 compared to fiscal 1999.

Gross Profit

The consolidated gross profit margin for fiscal 2000 decreased to 38.7% from 39.6% in the previous year. The domestic gross profit margin decreased to 36.2% from 36.6%, while Quiksilver Europe's gross profit margin decreased to 43.3% from 45.2%.

The domestic off-price market had excess product from other major brands at the end of fiscal 2000, creating a buyer's market. This condition, along with a higher level of prior season WinterSports apparel sales in the third quarter, resulted in the lower domestic gross margin.

Foreign currency exchange rates were the primary reason for the gross margin decline in Europe. Quiksilver Europe buys a large part of its product in U.S. dollars, and when the U.S. dollar significantly strengthened in the latter part of fiscal 2000, product costs in French francs increased. Because the Company was both unwilling and unable to completely pass these higher costs along to consumers, gross margins decreased. Hedging strategies did not completely offset the effect of the stronger U.S. dollar in this period of rapid movement in exchange rates between the U.S. dollar and the French franc, or euro.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A") increased 14.8% in fiscal 2000 to $142,888,000 from $124,479,000 in the previous year. Domestic SG&A increased 15.6% to $90,174,000 from

$77,974,000, and Quiksilver Europe's SG&A increased 13.4% to $52,714,000 from $46,505,000 in those same periods. Higher personnel costs and other costs related to increased sales volume were the primary reasons for these increases. As a percentage of sales, SG&A decreased to 27.7% in fiscal 2000 from 28.1% in fiscal 1999.

Royalty Income and Expense

In July 2000, the Company acquired Quiksilver International, the owner of the Quiksilver trademarks in all countries except the U.S. and Mexico. Historically, the Company paid royalties to Quiksilver International on sales in Europe, Canada, Asia and various countries in Central and South America. As a result of this acquisition, however, royalty expense on sales of Quiksilver products has been eliminated.

In terms of royalty income, the Company has historically received royalties from its watch, sunglass, Mexican and outlet store licensees. Again, as a result of this acquisition, the Company now also receives royalties from various Quiksilver licensees around the world. These licensees do business in many countries and territories around the world, with headquarters in Australia, Japan, Turkey, South Africa, Brazil, Indonesia, South Korea, Argentina, Chile and Mauritius.

As a result, royalty income exceeded royalty expense in fiscal 2000 by $232,000. The opposite was true in the previous year when royalty expense exceeded royalty income by $3,143,000. The benefit of this improved royalty stream is offset, in part, by added SG&A to operate Quiksilver International's licensing business and the interest costs associated with the acquisition.

Interest Expense and Income Taxes

Interest expense in fiscal 2000 increased 85.1% overall to $6,435,000 from $3,476,000 in the previous year. Debt related to the Quiksilver International acquisition added approximately $1,200,000 of interest expense in fiscal 2000. The rest of the increase came primarily from additional borrowings to provide working capital to support the Company's growth, and to continued investments in retail stores and computer equipment.

The Company's income tax rate for fiscal 2000 decreased to 38.6% from 40.7% in fiscal 1999. Lower income tax rates in Europe were the primary reasons for this benefit. In particular, the statutory tax rate in France was decreased during fiscal 2000, and Quiksilver Europe generated more profits in countries with lower income tax rates.

Net Income

Net income in fiscal 2000 increased 19.8% to $31,836,000 or $1.37 per share on a diluted basis. In the previous year, net income was $26,584,000 or $1.14 per share on a diluted basis. Basic earnings per share was $1.42 for fiscal 2000 compared to $1.20 for fiscal 1999.

RESULTS OF OPERATIONS -- FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales

Net sales for fiscal 1999 increased 40.4% to $443,734,000 from $316,115,000 in fiscal 1998. Of that total, domestic net sales increased 43.2% to $290,363,000 from $202,807,000, and Quiksilver Europe's net sales increased 35.4% to $153,371,000 from $113,308,000.

Domestic net sales in the men's category increased 39.1% to $170,717,000 for fiscal 1999 from $122,753,000 the year before. In the women's category, domestic net sales increased 56.8% to $108,722,000 from $69,357,000. The other component of domestic net sales is wintersports hardgoods, which totaled $10,924,000 for fiscal 1999, a 2.1% increase from $10,697,000 in the previous year. Domestic men's net sales increased in all divisions, except WinterSports. The Company continued to benefit from increased consumer demand for its Quiksilver products in the men's category. Improved product design and national marketing were the primary causes of this higher demand. Increased product offerings and an expanded customer base were the primary reasons for the sales increase in the women's category.

Men's net sales for Quiksilver Europe increased 28.9% to $133,835,000 for fiscal 1999 from $103,850,000 the year before. European women's net sales increased 106.6% to $19,536,000 from $9,458,000 for those same periods. These increases came across all divisions with particular strength in France, the United Kingdom and Spain. As measured in French francs, Quiksilver Europe's functional currency, net sales increased 37.6%. This French franc growth rate is generally consistent with the U.S. dollar growth rate of 35.4% because the U.S. dollar was worth generally the same amount of French francs in fiscal 1999 compared to the previous year.

Gross Profit

The consolidated gross profit margin for fiscal 1999 decreased to 39.6% from 40.1% in the previous year. The domestic gross profit margin decreased to 36.6% from 37.0%, and Quiksilver Europe's gross profit margin decreased to 45.2% from 45.6% for those same periods.

The domestic gross profit margin decreased primarily because sales of clearance goods in the first and fourth quarters of fiscal 1999 were higher than in the year before. This effect was offset somewhat by improved utilization of overhead in the third quarter.

The gross profit margin decreased in Europe primarily because sampling costs were higher than in the previous year. Additional samples were produced to support expanded sales efforts in the Boys and Roxy divisions.

Selling, General and Administrative Expense

SG&A increased 36.0% in fiscal 1999 to $124,479,000 from $91,508,000 the year before. The domestic component increased 39.6% to $77,974,000 from $55,875,000, and Quiksilver Europe's piece increased 30.5% to $46,505,000 from $35,633,000 for those same periods. Higher personnel and other costs related to increased sales volume were the primary reasons for these increases. Quiksilver Europe also spent more on advertising than in the year before. As a percentage of net sales, SG&A decreased to 28.1% in fiscal 1999 from 28.9% in the previous year.

Royalty Income and Expense

Net royalty expense for fiscal 1999 increased 34.5% to $3,143,000 from $2,337,000 in fiscal 1998. The Company received higher royalty income from its domestic licensees. But this benefit was more than offset by higher royalty expense paid on Quiksilver Europe's increased sales.

Interest Expense and Income Taxes

Interest expense was $3,476,000 for fiscal 1999, an increase of 27.1% from the previous year's level of $2,734,000. This increase came from three primary factors. First, the domestic division borrowed more money to provide working capital to support its growth. Secondly, the Company moved into new headquarters in Huntington Beach, and funds were borrowed to outfit the building. Lastly, two company-owned Boardriders Club stores were opened in Paris, and these stores were financed with long-term debt.

The Company's income tax rate for fiscal 1999 decreased to 40.7% from 41.6% the year before. A decrease in the statutory tax rate in France was the primary cause.

Net Income

Net income for fiscal 1999 increased 48.0% to $26,584,000 or $1.14 per share on a diluted basis. The year before, net income was $17,963,000 or $0.82 per share on a diluted basis. Basic earnings per share was $1.20 in fiscal 1999 versus $0.85 in the previous year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its working capital needs and capital investments with operating cash flows and its bank revolving lines of credit. These lines of credit are made available by multiple banks in the U.S. and in Europe. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

Cash and cash equivalents totaled $2,298,000 at October 31, 2000 versus $1,449,000 at October 31, 1999. Working capital amounted to $119,529,000 at October 31, 2000, compared to $109,823,000, an increase of 8.8%. The Company's strategy is to keep cash balances low (thereby keeping its lines of credit balances low) while maintaining adequate liquidity in its credit facilities.

The Company believes that its current cash flows and credit facilities are adequate to cover the Company's cash needs for the foreseeable future. The Company further believes that increases in its credit facilities can be obtained as needed to fund future growth.

Operating Cash Flows

The Company used $4,100,000 in operations during fiscal 2000. In the previous year, operations generated cash of $4,645,000, while in fiscal 1998, operations used cash of $1,090,000. Inventory investments were the primary reasons for these fluctuations from year to year. Cash invested in inventory in fiscal 2000 exceeded the previous year by $13,338,000 (net of accounts payable increase). In contrast, cash invested in inventory in fiscal 1999 was $11,821,000 less than the cash invested in the previous year. The reason for this is that in fiscal 2000, inventory levels were increased based on planned sales increases in the upcoming spring 2001 season, and to take advantage of "in-season" business in certain product categories.

Partially offsetting the increased cash invested in inventories in fiscal 2000 was the lower amount of cash paid for income taxes. The Company paid $4,565,000 less in income taxes compared to the year before due to timing benefits.

The Company's net income in fiscal 2000, after adding back non-cash expenses, increased by $9,864,000 over the year before. This additional cash flow was used to finance the Company's increasing working capital needs resulting from its growth.

Capital Expenditures

The Company has avoided high levels of capital expenditures for its manufacturing functions by using independent contractors for sewing and other processes such as washing, dying and embroidery. The cutting process is performed in-house domestically to enhance control and efficiency while screenprinting is performed in-house in Europe. Shortly after the end of fiscal 2000, the Company acquired a domestic screenprint and embroidery business to do a portion of the domestic screenprinting and embroidery work in-house.

Fiscal 2000 capital expenditures were $16,420,000, which was significantly less than the $23,900,000 spent in fiscal 1999 and the $19,785,000 spent in fiscal 1998. The Company's investments in facilities caused fiscal 1999 and 1998 capital spending to be high. The domestic headquarters was added in fiscal 1999. The year before, the Company built its European headquarters and two company-owned Boardriders Club stores in Paris. In fiscal 2000, capital spending was focused on retail stores, in-store shops and fixtures and computer equipment. Facilities investments decreased approximately $10,000,000 from the previous year.

New Boardriders Clubs and Quiksvilles are again part of the Company's plans in fiscal 2001. Computer hardware and software will also be added to continuously improve our systems. Capital spending for these and other projects in fiscal 2001 is expected to total between $18,000,000 and $22,000,000.

Acquisitions

The Company made several acquisitions in fiscal 2000. Hawk Designs, Inc. was acquired in March. Freestyle, S.A. ("Gotcha Europe"), which is the licensee of Gotcha International in Europe, was acquired by Quiksilver Europe in May. Quiksilver International was acquired in July, and Fidra, Inc. was acquired in August.

The Hawk Designs, Inc. purchase added a potentially key trademark to the Company's portfolio of brands. The Company now owns the rights to "Tony Hawk", a skateboarding icon, for apparel and related accessories. Quiksilver Europe's acquisition of Gotcha Europe resulted in a new license agreement that continues through 2015.

Prior to the Quiksilver International acquisition, the Quiksilver trademarks were owned by two separate companies. The Company (that is, Quiksilver, Inc.) owned the trademarks in the United States and Mexico. Quiksilver International Pty Ltd, an Australian company (that is, Quiksilver International), owned the trademarks everywhere else throughout the world. Historically, the Company paid royalties to Quiksilver International on all Quiksilver sales outside the United States and Mexico.

The Company acquired Quiksilver International effective July 1, 2000. From that point forward, the worldwide trademark rights have been owned by the Company, and the royalty expense has been eliminated. The initial acquisition payment was $23,564,000, which includes cash payments to the previous shareholders of $23,101,000 and transaction costs, net of imputed interest, of $463,000.

Two additional payments will also be made that are denominated in Australian dollars, one at the end of fiscal 2002 and one at the end of fiscal 2005. The amount of these two additional payments is based on the computed earnings of Quiksilver International through June 30, 2005, subject to specified minimums. The minimum deferred purchase price payments totaled $17,294,000 on a present value basis. This initial amount was recorded at July 1, 2000 as a component of the purchase price.

The initial payment was financed using the Company's domestic line of credit, which was amended to allow for the acquisition. The obligation to make the two remaining payments is included in the Company's balance sheet as a component of long-term debt. Noncash interest expense is recorded each quarter to reflect the calculated financing costs associated with these remaining obligations.

Fidra is a startup business that the Company acquired from its originator, John Ashworth. Initial shipments are expected in the third quarter of fiscal 2001.

Debt Structure

The Company's debt structure includes short-term lines of credit and long-term loans. European banks are primarily used to finance the European business, and a syndication of U.S. banks provides financing for the domestic business.

The domestic credit facilities were changed three times during fiscal 2000. These changes were needed to increase the credit available to fund the Company's growing working capital needs, and also to provide financing for the Quiksilver International acquisition. In April 2000, a bank syndicate was formed, and the line of credit amount was increased. Later in July, the credit agreement was amended to allow for the acquisition of Quiksilver International, which was discussed above. In October 2000, the bank syndicate was expanded, and the line of credit was increased to $100,000,000. A $25,000,000 term loan was also added at that time. This new term loan is in addition to an existing term loan with a single bank that was originally for $12,300,000.

The line of credit expires on June 28, 2002, and it bears interest based on the agent bank's reference rate or LIBOR. The weighted average interest rate at October 31, 2000 was 8.5%. The term loan is repayable in equal quarterly installments through October 2004. The term loan bears interest based on LIBOR. The interest rate of the term loan at October 31, 2000 was 8.8%. The line of credit and the term loan are secured and are subject to generally the same restrictive convenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and the Company's assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At October 31, 2000, the Company was in compliance with such covenants.

The term loan that initially totaled $12,300,000 is repayable $102,500 per month with a final balloon payment due on October 29, 2004. This term loan was established in April 2000 and is secured by the leasehold improvements at the Company's headquarters in Huntington Beach, California. The interest rate structure and restrictive covenants are substantially the same as those under the syndicated credit facility. However, the Company entered into an interest rate swap agreement to fix the interest rate at 8.43% per year. This swap agreement is effective through April 2007 and is an effective hedge of the related interest rate exposure.

As of October 31, 2000, the Company had $44,854,000 of borrowings outstanding under the line of credit and $36,685,000 outstanding under the term loans.

In Europe, the Company has unsecured lines of credit with several banks that provide approximately $39,000,000 for cash borrowings and approximately $26,000,000 for letters of credit. At October 31, 2000, related interest rates ranged from 4.6% to 5.0%. Theses lines of credit expire on various dates through April 2001, and the Company believes that they will be renewed with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2000 was $4,349,000 at an average interest rate of 4.9%.

Quiksilver Europe also has $14,217,000 of long-term debt, most of which is collateralized by land and buildings. This debt bears interest at rates ranging generally from 4.4% to 6.0%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2009.

The Company's financing activities generated $45,622,000 of cash in fiscal 2000, compared to $17,649,000 in the previous year and $19,977,000 the year before that. These borrowings were used to fund the business acquisitions, capital expenditures and the inventory investments discussed above.

Stock Splits

The Company's stock was split twice during the last three years. In April 1999, the stock was split three-for-two, and in April 1998, it was split two-for-one.

Trade Accounts Receivable and Inventories

The Company's trade accounts receivable were $136,394,000 at October 31, 2000 versus $107,619,000 the previous year, an increase of 26.7%. Of those totals, domestic receivables increased 17.9% to $87,369,000 from $74,128,000, and Quiksilver Europe's receivables increased 46.4% to $49,025,000 from $33,491,000.

These levels of receivables are generally consistent with the sales increases. The average days sales outstanding based on the October 31 amounts increased about two days year over year, however, due to the timing of shipments within the fourth quarter.

Consolidated inventories increased 24.7% to $90,034,000 at October 31, 2000 from $72,207,000 the year before. The domestic component increased 37.2% to $72,860,000 from $53,098,000, and the European piece decreased 10.1% to $17,174,000 from $19,109,000.

Domestic finished goods inventory levels were increased to take advantage of "in-season" business in certain categories, including t-shirts, certain accessories and footwear. At the same time, inventory levels were increased based on planned sales increases in the upcoming spring 2001 season. The timing of shipments referred to above had the effect of reducing European inventories compared to last year's levels.

The Company's average inventory turnover was 3.8 times at the end of fiscal 2000 based on a rolling average computation. This is consistent with other quarters during fiscal 2000, but was down somewhat from average turnover of 4.2 times at the end of the previous year.

Significant Accounting Estimates

It is not uncommon for some of the Company's customers to have financial difficulties from time to time. This is normal given the wide variety of the Company's account base, which includes small surf shops, medium-sized retail chains, and some large department store chains. In some cases, customers have ended up in bankruptcy. However, the Company's losses from these situations has been relatively normal and anticipated.

To allow for such losses, the Company establishes reserves for doubtful accounts to reduce the value of its receivables. Management believes that the allowance for doubtful accounts at October 31, 2000 is adequate to cover anticipated losses. Throughout the year, the Company monitors developments regarding its major customers. However, if customers experience unforeseen, material financial difficulties, this could have an adverse impact on the Company's profits.

Inflation

Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on the Company's sales and profits.

New Accounting Pronouncements

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on November 1, 2000. SFAS No. 133 will affect the Company's financial statements beginning with the first quarter of fiscal 2001 and requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of SFAS No. 133 resulted in a transition adjustment that was recorded in two parts. The transition adjustment recorded to recognize the fair value of derivatives that are designated as cash-flow hedges was charged to other comprehensive income and amounted to approximately $300,000 net of income taxes. The transition adjustment recorded to recognize the fair value of derivatives that do not qualify for hedge accounting under SFAS No. 133 was charged to foreign exchange loss and amounted to approximately $540,000 net of income taxes.

FORWARD-LOOKING STATEMENTS

Certain words in this report like "believes", "anticipates", "expects", "estimates" and similar expressions are intended to identify, in certain cases, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the predicted results. Such factors include, among others, the following:

         o  General economic and business conditions

         o  The acceptance in the marketplace of new products

         o The availability of outside contractors at prices favorable to the Company

         o The ability to source raw materials at prices favorable to the Company

         o  Currency fluctuations

         o  Changes in business strategy or development plans

         o  Availability of qualified personnel

         o Changes in political, social and economic conditions and local regulations, particularly in Europe and Asia

         o Other factors outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company

Given these uncertainties, investors are cautioned not to place too much weight on such statements. The Company is not obligated to update these forward-looking statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense. (See also Note 14 to the Company's financial statements.)

Foreign Currency

The Company has two basic categories of foreign currency risk. One type is referred to as "translation" risk, and the other is referred to as "transaction" risk.

Translation risk results from taking the financial statements of the Company's European and Australian subsidiaries and converting them into U.S. dollars. The local currency financial statements are translated using the average exchange rate during the reporting period. Changes in foreign exchange rates affect the Company's reported profits and distort comparisons from year to year. Accounting rules do not allow the Company to hedge the translation of sales and expenses.

By way of example, when the U.S. dollar strengthens compared to the French franc (or euro), there is a negative effect on Quiksilver Europe's reported results. It takes more profits in French francs to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens there is a positive effect.

In fiscal 2000, the U.S. dollar strengthened compared to the French franc. So, sales of Quiksilver Europe increased about 38% in French francs compared to the year before, but only increased about 19% in U.S. dollars.

To reduce the Company's exposure to this translation risk, Quiksilver Europe makes a loan to the domestic business, from time to time, that is repayable in French francs. The amount of the loan is based on the expected profits of Quiksilver Europe. The Company recognized a foreign exchange loss of $21,000 in fiscal 2000 and a foreign exchange gain totaling $327,000 in fiscal 1999 related to these loans.

Transaction risk results from specific business transactions that are denominated in a currency other than the Company's operating currency. For example, Quiksilver Europe operates in French francs (or euros) but sells in the United Kingdom in British pounds. Quiksilver Europe also purchases inventory in U.S. dollars. Changes in the foreign exchange rate between francs and pounds, and francs and dollars create this transaction risk.

The Company enters into various foreign exchange contracts to hedge these risks. Such contracts take the form of forwards or options, but they are not used by the Company for trading purposes. The Company's goal is to ensure that cash flows in Quiksilver Europe's operating currency, French francs, are not reduced as a result of changes in exchange rates.

For the years through fiscal 2000, gains and losses related to hedges of firmly committed foreign currency transactions were deferred and recognized when the hedged transaction occurred. But as of November 1, 2000, these accounting rules changed as a result of adopting FAS 133 (discussed above under the caption "New Accounting Pronouncements".)

Foreign currency exchange rates were the primary reason for the gross margin decline in Europe (discussed above under the caption "2000 versus 1999".) When the U.S. dollar significantly strengthened in the latter part of fiscal 2000, product costs in French francs increased for purchases of product denominated in U.S. dollars. Because the Company was both unwilling and unable to completely pass these higher costs along to consumers, gross margins decreased. Hedging strategies were not completely effective in this period of rapid movement in exchange rates between the U.S. dollar and the French franc, or euro.

The domestic division also has foreign currency transaction risk. The Company's obligation for the second and third payments for the acquisition of Quiksilver International (discussed above) is denominated in Australian dollars. When the U.S. dollar strengthened compared to the Australian dollar in the latter of part of fiscal 2000, the Company benefited and recognized a gain of $1,551,000. Shortly after the end of fiscal 2000, the Company entered into forward contracts to hedge this Australian dollar exposure.

With the exception of the United Kingdom, the countries where Quiksilver Europe operates adopted the euro as legal currency effective January 1, 1999. At that time exchange rates between the French franc and the euro were fixed. Euro denominated currency is planned to be in circulation starting January 1, 2002. Quiksilver Europe has upgraded its information systems, and has the ability to process transactions in euros.

Interest Rates

Most of the Company's lines of credit and long-term debt bears interest based on LIBOR. Interest rates, therefore, can move up or down depending on market conditions. The approximate amount of this variable rate debt was $85,000,000 at October 31, 2000, and the average interest rate at that time was 7.9%. If interest rates were to increase by 10%, the Company's net income would be reduced by approximately $400,000 based on these fiscal 2000 levels.

In January 2000, the Company entered into an interest rate swap agreement to fix the interest rate of a variable rate term loan at 8.43% per year. The term loan and the notional amount of the swap both initially totaled $12,300,000. The swap is effective through April 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Company's Proxy Statement related to its 2001 Annual Meeting of Stockholders. This Proxy Statement is required to be filed with the Commission within 120 days of October 31, 2000 and is included in this report by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Company's Proxy Statement related to its 2001 Annual Meeting of Stockholders. This Proxy Statement is required to be filed with the Commission within 120 days of October 31, 2000 and is included in this report by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the Company's Proxy Statement related to its 2001 Annual Meeting of Stockholders. This Proxy Statement is required to be filed with the Commission within 120 days of October 31, 2000 and is included in this report by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company's Proxy Statement related to its 2001 Annual Meeting of Stockholders. This Proxy Statement is required to be filed with the Commission within 120 days of October 31, 2000 and is included in this report by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

              1. Consolidated Financial Statements

                 See "Index to Consolidated Financial Statements" on page 24

              2. Exhibits

                 See "Exhibit Index" on page 43

         (b)  Reports on Form 8-K.

              1. The Company filed a report on Form 8-K to report the
                 acquisition of Quiksilver International on August 27, 2000

                                QUIKSILVER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
INDEPENDENT AUDITORS' REPORT...........................................      25

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets
        October 31, 2000 and 1999......................................      26

     Consolidated Statements of Income
        Years Ended October 31, 2000, 1999 and 1998....................      27

     Consolidated Statements of Comprehensive Income
       Years Ended October 31, 2000, 1999 and 1998.....................      27

     Consolidated Statements of Stockholders' Equity
        Years Ended October 31, 2000, 1999 and 1998....................      28

     Consolidated Statements of Cash Flows
        Years Ended October 31, 2000, 1999 and 1998....................      29

     Notes to Consolidated Financial Statements........................      30

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
Quiksilver, Inc.:

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quiksilver, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


December 19, 2000
Costa Mesa, California

                                QUIKSILVER, INC.

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2000 AND 1999

                                                                2000                   1999
                                                            -------------         -------------
ASSETS

Current assets:
   Cash and cash equivalents .......................        $   2,298,000         $   1,449,000
   Trade accounts receivable, less allowance for
     doubtful accounts of $5,090,000 (2000) and
     $5,738,000 (1999) - Note 3 ....................          136,394,000           107,619,000
   Other receivables ...............................            5,654,000             4,074,000
   Inventories - Note 4 ............................           90,034,000            72,207,000
   Deferred income taxes - Note 11 .................            5,234,000             5,672,000
   Prepaid expenses and other current assets .......            3,759,000             2,153,000
                                                            -------------         -------------
         Total current assets ......................          243,373,000           193,174,000

Fixed assets, net - Notes 5 and 6 ..................           49,834,000            45,153,000
Trademarks, less accumulated amortization of
   $2,825,000 (2000) and $2,044,000 (1999) - Note 10           43,566,000             1,393,000
Goodwill, less accumulated amortization of
   $6,022,000 (2000) and $5,233,000 (1999) - Note 2            18,962,000            17,055,000
Deferred income taxes - Note 11 ....................              789,000               401,000
Other assets .......................................            2,218,000             2,497,000
                                                            -------------         -------------
         Total assets ..............................        $ 358,742,000         $ 259,673,000
                                                            =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit - Note 6 ........................        $  49,203,000         $  28,619,000
   Accounts payable ................................           40,642,000            31,325,000
   Accrued liabilities - Note 7 ....................           22,568,000            19,792,000
   Current portion of long-term debt - Note 6 ......            9,428,000             3,615,000
   Income taxes payable - Note 11 ..................            2,003,000                    --
                                                            -------------         -------------
         Total current liabilities .................          123,844,000            83,351,000
Long-term debt - Note 6 ............................           57,284,000            24,569,000
                                                            -------------         -------------
Total liabilities ..................................          181,128,000           107,920,000
                                                            -------------         -------------

Commitments and contingencies - Note 8

Stockholders' equity - Note 9:
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ................................                   --                    --
   Common stock, $.01 par value, authorized shares -
      30,000,000; issued and outstanding shares -
      23,234,036 (2000) and 22,731,220 (1999) ......              232,000               227,000
   Additional paid-in capital ......................           42,833,000            36,780,000
   Treasury stock, 721,300 (2000) and 390,000
      (1999) shares ................................           (6,778,000)           (3,054,000)
   Retained earnings ...............................          153,426,000           121,590,000
   Accumulated other comprehensive loss ............          (12,099,000)           (3,790,000)
                                                            -------------         -------------
         Total stockholders' equity ................          177,614,000           151,753,000
                                                            -------------         -------------
         Total liabilities and stockholders' equity         $ 358,742,000         $ 259,673,000
                                                            =============         =============


                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                               2000                  1999                   1998
                                                           -------------         -------------         -------------
Net sales .........................................        $ 515,689,000         $ 443,734,000         $ 316,115,000
Cost of goods sold ................................          315,900,000           268,184,000           189,399,000
                                                           -------------         -------------         -------------
   Gross profit ...................................          199,789,000           175,550,000           126,716,000
                                                           -------------         -------------         -------------
Operating expenses:
   Selling, general and administrative expense ....          142,888,000           124,479,000            91,508,000
   Royalty income .................................           (3,681,000)           (2,123,000)           (1,514,000)
   Royalty expense ................................            3,449,000             5,266,000             3,851,000
                                                           -------------         -------------         -------------
      Total operating expenses ....................          142,656,000           127,622,000            93,845,000
                                                           -------------         -------------         -------------
Operating income ..................................           57,133,000            47,928,000            32,871,000
Interest expense ..................................            6,435,000             3,476,000             2,734,000
Foreign currency gain .............................           (1,650,000)             (960,000)             (946,000)
Other expense .....................................              486,000               545,000               315,000
                                                           -------------         -------------         -------------
Income before provision for income taxes ..........           51,862,000            44,867,000            30,768,000
Provision for income taxes - Note 11 ..............           20,026,000            18,283,000            12,805,000
                                                           -------------         -------------         -------------
Net income ........................................        $  31,836,000         $  26,584,000         $  17,963,000
                                                           =============         =============         =============

Net income per share - Note 1 .....................        $        1.42         $        1.20         $        0.85
                                                           =============         =============         =============
Net income per share, assuming dilution - Note 1 ..        $        1.37         $        1.14         $        0.82
                                                           =============         =============         =============

Weighted average common shares outstanding - Note 1           22,406,000            22,096,000            21,144,000
                                                           =============         =============         =============
Weighted average common shares outstanding,
   assuming dilution - Note 1 .....................           23,232,000            23,284,000            21,820,000
                                                           =============         =============         =============

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                                2000                 1999                   1998
                                                           -------------         -------------         -------------
Net income ..........................................        31,836,000           $ 26,584,000          $17,963,000
Other comprehensive (loss) income --
   Foreign currency translation adjustment                   (8,309,000)            (3,431,000)           1,350,000
                                                           ------------           ------------          -----------
Comprehensive income .................................       23,527,000           $ 23,153,000          $19,313,000
                                                           ============           ============          ===========


                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                       COMMON STOCK             ADDITIONAL
                                  ------------------------        PAID-IN         TREASURY
                                    SHARES         AMOUNT         CAPITAL           STOCK
                                  ----------      --------      -----------      -----------

Balance, November 1, 1997 ..      21,418,410      $214,000      $22,514,000      $(3,054,000)
  Exercise of stock
    options ................         410,037         4,000        2,602,000               --
  Tax benefit from
    exercise of stock
    options ................              --            --          732,000               --
  Net income and other
    comprehensive income ...              --            --               --               --
                                  ----------      --------      -----------      -----------
Balance, October 31, 1998 ..      21,828,447       218,000       25,848,000       (3,054,000)

  Exercise of stock
    options ................         902,773         9,000        7,574,000               --
  Tax benefit from
    exercise of stock
    options ................              --            --        3,358,000               --
  Net income and other
    comprehensive loss .....              --            --               --               --
                                  ----------      --------      -----------      -----------
Balance, October 31, 1999 ..      22,731,220       227,000       36,780,000       (3,054,000)
  Exercise of stock
    options ................         502,816         5,000        4,302,000               --
  Tax benefit from
    exercise of stock
    options ................              --            --        1,751,000               --
  Repurchase of common stock              --            --               --       (3,724,000)
  Net income and other
    comprehensive loss .....              --            --               --               --
                                  ----------      --------      -----------      -----------
Balance, October 31, 2000 ..      23,234,036      $232,000      $42,833,000      $(6,778,000)
                                  ==========      ========      ===========      ===========

                                                         ACCUMULATED
                                                            OTHER               TOTAL
                                         RETAINED        COMPREHENSIVE       STOCKHOLDERS'
                                         EARNINGS        INCOME (LOSS)          EQUITY
                                       ------------      -------------      --------------
Balance, November 1, 1997 ..           $ 77,043,000      $ (1,709,000)      $  95,008,000
  Exercise of stock
    options ................                     --                --           2,606,000
  Tax benefit from
    exercise of stock
    options ................                     --                --             732,000
  Net income and other
    comprehensive income ...             17,963,000         1,350,000          19,313,000
                                       ------------      ------------       -------------
Balance, October 31, 1998 ..             95,006,000          (359,000)
                                                                              117,659,000
  Exercise of stock
    options ................                     --                --           7,583,000
  Tax benefit from
    exercise of stock
    options ................                     --                --           3,358,000
  Net income and other
    comprehensive loss .....             26,584,000        (3,431,000)         23,153,000
                                       ------------      ------------       -------------
Balance, October 31, 1999 ..            121,590,000        (3,790,000)        151,753,000
  Exercise of stock
    options ................                     --                --           4,307,000
  Tax benefit from
    exercise of stock
    options ................                     --                --           1,751,000
  Repurchase of common stock                     --                --          (3,724,000)
  Net income and other
    comprehensive loss .....             31,836,000        (8,309,000)         23,527,000
                                       ------------      ------------       -------------
Balance, October 31, 2000 ..           $153,426,000      $(12,099,000)      $ 177,614,000
                                       ============      ============       =============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                                    2000              1999              1998
                                                                ------------      ------------      ------------
Cash flows from operating activities:
   Net income .............................................     $ 31,836,000      $ 26,584,000      $ 17,963,000
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization ....................       10,023,000         7,671,000         5,621,000
         Provision for doubtful accounts ..................        3,135,000         3,088,000         2,886,000
         Loss (gain) on sale of fixed assets ..............          183,000           543,000          (174,000)
         Foreign currency gain ............................       (2,002,000)               --                --
         Interest accretion ...............................          518,000                --                --
         Deferred income taxes ............................        1,392,000        (2,665,000)       (1,057,000)

         Changes in operating assets and liabilities,
           net of effects from business acquisitions:
               Trade accounts receivable ..................      (40,004,000)      (35,122,000)      (25,510,000)
               Other receivables ..........................       (1,091,000)         (614,000)       (1,866,000)
               Inventories ................................      (21,481,000)       (3,369,000)      (21,332,000)
               Prepaid expenses and other current assets ..       (2,315,000)         (775,000)         (270,000)
               Other assets ...............................         (275,000)         (348,000)         (315,000)
               Accounts payable ...........................       11,275,000         6,501,000        12,643,000
               Accrued liabilities ........................          659,000         3,214,000         6,811,000
               Income taxes payable .......................        4,047,000           (63,000)        3,510,000
                                                                ------------      ------------      ------------
                  Net cash (used in) provided by
                    operating activities ..................       (4,100,000)        4,645,000        (1,090,000)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
   Proceeds from sales of fixed assets ....................            2,000           299,000           371,000
   Capital expenditures ...................................      (16,420,000)      (23,900,000)      (19,785,000)
   Business acquisitions, net of acquired cash (Note 2) ...      (24,409,000)               --          (500,000)
                                                                ------------      ------------      ------------
                  Net cash used in investing activities ...      (40,827,000)      (23,601,000)      (19,914,000)
                                                                ------------      ------------      ------------

Cash flows from financing activities:
   Borrowings on lines of credit ..........................       71,127,000        55,806,000        28,668,000
   Payments on lines of credit ............................      (50,872,000)      (44,652,000)      (29,731,000)
   Borrowings on long-term debt ...........................       41,822,000         4,442,000        20,488,000
   Payments on long-term debt .............................      (17,038,000)       (5,530,000)       (2,054,000)
   Purchase of treasury stock .............................       (3,724,000)               --                --
   Proceeds from stock option exercises ...................        4,307,000         7,583,000         2,606,000
                                                                ------------      ------------      ------------
                  Net cash provided by financing activities       45,622,000        17,649,000        19,977,000
Effect of exchange rate changes on cash ...................          154,000          (273,000)          (47,000)
                                                                ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents ......          849,000        (1,580,000)       (1,074,000)
Cash and cash equivalents, beginning of year ..............        1,449,000         3,029,000         4,103,000
                                                                ------------      ------------      ------------
Cash and cash equivalents, end of year ....................     $  2,298,000      $  1,449,000      $  3,029,000
                                                                ============      ------------      ============

Supplementary cash flow information:
  Cash paid during the year for:
      Interest ............................................     $  5,526,000      $  3,430,000      $  2,644,000
                                                                ============      ============      ============
      Income taxes ........................................     $ 15,284,000      $ 19,849,000      $ 10,275,000
                                                                ============      ============      ============
   Non-cash financing activity --
      Debt assumed in business acquisitions (Note 2) ......     $ 19,384,000      $         --      $         --
                                                                ============      ============      ============


                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Company Business

The Company designs, produces and distributes clothing, accessories and related products for active-minded people and develops brands that represent a casual lifestyle--driven from a boardriding heritage. The Company's primary focus is apparel for young men and young women under the Quiksilver, Roxy, Raisins, Radio Fiji, Gotcha (Europe) and Hawk Clothing labels. The Company also manufactures apparel for boys (Quiksilver Boys and Hawk Clothing), girls (Teenie Wahine and Raisins Girls), men (Quiksilver Silver Edition) and women (Leilani and Alex
Goes), as well as snowboards, snowboard boots and bindings under the Lib Technologies, Gnu and Bent Metal labels. Distribution is primarily in the United States and Europe and is primarily based in surf shops and specialty stores that provide an outstanding retail experience for their customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Since acquiring Quiksilver International Pty Ltd, an Australian company, in July 2000 (See Note 2--Acquisitions), the Company owns all international rights to use the "Quiksilver" trademark. Prior to this acquisition, the Company owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International Pty Ltd to use the "Quiksilver" trademark in other countries and territories.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quiksilver, Inc., QS Retail, Inc., Mt. Waimea, Inc. and Quiksilver Wetsuits, Inc. ("Quiksilver"), Na Pali, S.A., Freestyle S.A. ("Gotcha Europe") and subsidiaries ("Quiksilver Europe"), Quiksilver Australia Pty Ltd and subsidiaries ("Quiksilver International"), Mervin Manufacturing, Inc. ("Mervin"), Hawk Designs, Inc. ("Hawk"), and Fidra, Inc. ("Fidra"), its wholly-owned subsidiaries, which are referred to collectively as the "Company". Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash Equivalents

Certificates of deposit and highly liquid short-term investments purchased with original maturities of three months or less are considered cash equivalents.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Fixed Assets

Furniture, equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to ten years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. The cost of land use rights for certain leased retail locations (totaling approximately $3,700,000 at October 31, 2000) is included in, and accounted for, as land in the accompanying consolidated financial statements and is reviewed periodically for impairment.

Trademarks

The Quiksilver trademark purchased in 1988 for the United States and Mexico is being amortized on a straight-line basis over 20 years. The Quiksilver trademark purchased in July 2000 for all other countries and territories and the Hawk Clothing trademark acquired in March 2000 are being amortized on a straight-line basis over 25 years.

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

Goodwill

Goodwill arose primarily from the acquisitions of Quiksilver Europe, The Raisin Company, Inc., Mervin and Freestyle S.A. and is being amortized on a straight-line basis over periods ranging from 25 to 30 years. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows from each acquisition.

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

The Company enters into foreign currency contracts in managing its foreign exchange risk on foreign currency transactions and does not use the contracts for trading purposes. The Company's goal is to protect the Company from the risk that the eventual French franc or U.S. dollar net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Firmly committed foreign currency transactions are hedged with forward contracts and options. Gains and losses related to hedges of firmly committed transactions are deferred and recognized when the hedged transaction occurs.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of the Company's trade accounts receivable and accounts payable approximates their fair value due to their short-term nature. The carrying value of the Company's lines of credit and long-term debt approximates its fair value as these borrowings include a series of short-term notes at floating interest rates.

New Accounting Pronouncements

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on November 1, 2000. SFAS No. 133 will affect the Company's financial statements beginning with the first quarter of fiscal 2001 and requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of SFAS No. 133 resulted in a transition adjustment that was recorded in two parts. The transition adjustment recorded to recognize the fair value of derivatives that are designated as cash-flow hedges was charged to other comprehensive income and amounted to approximately $300,000 net of income taxes. The transition adjustment recorded to recognize the fair value of derivatives that do not qualify for hedge accounting under SFAS No. 133 was charged to foreign exchange loss and amounted to approximately $540,000 net of income taxes.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin #101, "Revenue Recognition in Financial Statements." The Company's management has determined that the application of Staff Accounting Bulleting #101 will not have a material impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation," which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). The adoption of this interpretation did not impact the Company's consolidated financial statements.

NOTE 2 -- BUSINESS ACQUISITIONS

Effective July 1, 2000, the Company acquired Quiksilver International, an Australian company that owns the worldwide trademark rights to the "Quiksilver" brand name (other than in the United States and Mexico where those rights were already owned by the Company.) The initial acquisition payment was $23,564,000, which includes cash consideration of $23,101,000 and transaction costs, net of imputed interest, of $463,000. Under the terms of the purchase agreements, two additional payments will be made, one at the end of fiscal 2002 and one at the end of fiscal 2005. Such deferred purchase price payments, which are denominated in Australian dollars, are contingent on the computed earnings of Quiksilver International through June 20, 2005, subject to specified minimums. The deferred minimum purchase price payments, which were discounted to present value, totaled $17,294,000 at the date of the acquisition, and are included as a component of the purchase price recorded at July 1, 2000. The obligation related to these deferred purchase price payments is reflected in the Consolidated Balance Sheet as a component of long-term debt. The acquisition has been recorded using the purchase method of accounting and resulted in a trademark valuation at July 1, 2000 of $41,397,000, which is being amortized over 25 years.

Effective May 1, 2000, the Company acquired the operations of Freestyle, S. A., a French company that is the European licensee of Gotcha International ("Gotcha Europe"). The initial purchase price was $2,200,000, which includes a cash payment of $900,000 and assumed debt of $1,300,000. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $3,000,000 at the acquisition date. This goodwill is being amortized over 20 years.

Effective March 1, 2000, the Company acquired the operations of Hawk Designs, Inc., the owner of the intellectual property rights to the name "Tony Hawk" for apparel and related accessories. The initial purchase price was $1,290,000, which includes a cash payment of $500,000, additional consideration totaling $500,000 to be paid in fiscal 2001 and 2002, and assumed bank debt of $290,000. Under the terms of the purchase agreement and for additional compensation, Tony Hawk also agreed to promote Quiksilver products through December 31, 2005, renewable through 2015 at the Company's option. The acquisition has been recorded using the purchase method of accounting and resulted in a trademark valuation of $1,165,000, which is being amortized over 25 years.

Effective July 1, 1997, the Company acquired the operations of Mervin, the maker of two snowboard brands, Lib Technologies and Gnu, and Bent Metal bindings. The initial purchase price was $4,582,000, which includes a cash payment of $1,900,000 and assumed bank debt of $2,682,000. Under the terms of the purchase agreement, additional consideration aggregating up to $2,600,000 could have been paid if Mervin achieved certain earnings goals through fiscal 2000. Mervin achieved its goal for the four months ended October 31, 1997, which resulted in a payment of $500,000 in January 1998 and an adjustment to goodwill of $500,000 at October 31, 1997. Mervin did not achieve its goal for the years ended October 31, 1998, October 31, 1999 or October 31, 2000. Accordingly, no additional payments were made related to those years. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $3,844,000, which is being amortized over 30 years.

The results of operations for all acquisitions are included in the Consolidated Statements of Income from their respective acquisition dates. Assuming these acquisitions had occurred as of November 1, 1998, consolidated net sales would have been $522,154,000 and $456,865,000 for the years ended October 31, 2000 and 1999, respectively. Net income would have been $31,846,000 and $28,267,000, respectively for those same years, and diluted earnings per share would have been $1.37 and $1.21, respectively.

NOTE 3 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts includes the following:

                                                     YEARS ENDED OCTOBER 31,
                                        -----------------------------------------------
                                            2000             1999              1998
                                        -----------       -----------       -----------
Balance, beginning of year .......      $ 5,738,000       $ 3,738,000       $ 2,725,000
   Provision for doubtful accounts        3,135,000         3,088,000         2,886,000
   Deductions ....................       (3,783,000)       (1,088,000)       (1,873,000)
                                        -----------       -----------       -----------
Balance, end of year .............      $ 5,090,000       $ 5,738,000       $ 3,738,000
                                        ===========       ===========       ===========

NOTE 4 -- INVENTORIES

Inventories consist of the following:

                                                    OCTOBER 31,
                                             --------------------------
                                                2000           1999
                                             -----------    -----------
     Raw materials ....................      $22,191,000    $19,225,000
     Work in process ..................        7,543,000      7,819,000
     Finished goods ...................       60,300,000     45,163,000
                                             -----------    -----------
                                             $90,034,000    $72,207,000
                                             ===========    ===========

NOTE 5 -- FIXED ASSETS

Fixed assets consist of the following:

                                                     OCTOBER 31,
                                            -----------------------------
                                                2000             1999
                                            ------------     ------------

     Furniture and equipment ..........     $ 44,252,000     $ 32,716,000
     Leasehold improvements ...........       17,402,000       16,951,000
     Land and buildings ...............       11,391,000       12,613,000
                                            ------------     ------------
                                              73,045,000       62,280,000

     Accumulated depreciation
        and amortization...............      (23,211,000)     (17,127,000)
                                            ------------     ------------
                                            $ 49,834,000     $ 45,153,000
                                            ============     ============

NOTE 6 -- LINES OF CREDIT AND LONG-TERM DEBT

In April 2000, the Company's loan agreement with a U.S. bank was replaced with a syndicated bank facility. This facility was amended in July 2000 to allow for the acquisition of Quiksilver International, and was replaced effective December 5, 2000 with a second syndicated bank facility (the "Credit Agreement"). The Credit Agreement provides for (i) a revolving line of credit of up to $100,000,000, including a $60,000,000 sublimit for letters of credit and (ii) a term loan initially totaling $25,000,000. The revolving line of credit expires on June 28, 2002. Borrowings under the revolving line of credit bear interest based on the bank's reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. The weighted average interest rate at October 31, 2000 was 8.5%. The term loan is repayable in equal quarterly installments through October 2004, and bears interest based on LIBOR, with an interest rate at October 31, 2000 of 8.8%. As of October 31, 2000, the Company had $44,854,000 of cash borrowings outstanding under the revolving line of credit and $25,000,000 outstanding under the term loan.

The Credit Agreement contains restrictive covenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and the Company's assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At October 31, 2000, the Company was in compliance with such covenants.

The Company also has a term loan with a U.S. bank that initially totaled $12,300,000 in April 2000. This term loan is repayable $102,500 per month with a final maturity in October 2004. It is secured by the leasehold improvements at the Company's Huntington Beach headquarters and bears interest based on LIBOR. However, in January 2000, the Company entered into an interest rate swap agreement with a notional amount equal to the term loan, effective through April 2007, to fix the interest rate at 8.43% per annum. The fair value of the interest rate swap at October 31, 2000 was a loss of $137,000. The restrictive covenants under this term loan are substantially the same as those under the Credit Agreement. The outstanding balance of this term loan at October 31, 2000 was $11,685,000.

Quiksilver Europe also has available unsecured lines of credit with banks that provide for maximum cash borrowings of approximately $39,000,000 in addition to approximately $26,000,000 available for the issuance of letters of credit. At October 31, 2000, these lines of credit bore interest at rates ranging from 4.6% to 5.0%. The lines of credit expire on various dates through April 2001, and the Company believes that these lines of credit will be renewed with substantially similar terms. As of October 31, 2000, $4,349,000 was outstanding under these lines of credit.

Quiksilver Europe also has $14,217,000 of long-term debt, the majority of which is collateralized by land and buildings. This long-term debt bears interest at rates ranging generally from 4.4% to 6.0%, requires monthly, quarterly or annual principal and interest payments and is due at various dates through 2009.

As part of the acquisition of Quiksilver International, the Company is obligated to make two additional purchase price payments, which are denominated in Australian dollars, and are contingent on the computed earnings of Quiksilver International through June 20, 2005. While these obligations were discounted to present value as of the acquisition date, the carrying amount of these obligations fluctuates based on changes in the exchange rate between Australian dollars and U.S. dollars. As of October 31, 2000, these obligations totaled $15,810,000.

Principal payments on long-term debt are due approximately as follows:

     2001...............................................    $ 9,428,000
     2002...............................................     18,877,000
     2003...............................................      9,783,000
     2004...............................................     16,522,000
     2005...............................................      8,740,000
     Thereafter.........................................      3,362,000
                                                            -----------
                                                            $66,712,000
                                                            ===========

NOTE 7 -- ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                               OCTOBER 31,
                                                       ---------------------------
                                                           2000            1999
                                                       -----------     -----------
Accrued employee compensation and benefits.........    $10,863,000     $12,897,000
Accrued sales and payroll taxes....................      2,832,000       2,052,000
Other liabilities..................................      8,873,000       4,843,000
                                                       -----------     -----------
                                                       $22,568,000     $19,792,000
                                                       ===========     ===========

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2000:

     2001...............................................    $ 6,618,000
     2002...............................................      6,613,000
     2003...............................................      6,643,000
     2004...............................................      6,054,000
     2005...............................................      5,567,000
     Thereafter.........................................     14,810,000
                                                            -----------
                                                            $46,305,000
                                                            ===========

Total rent expense was $6,670,000, $4,840,000 and $2,534,000 during the years ended October 31, 2000, 1999 and 1998, respectively.

Litigation

Legal claims against the Company consist of matters incidental to the Company's business. In the opinion of management, the outcome of these claims will not materially affect the Company's consolidated financial position or results of operations.

NOTE 9 -- STOCKHOLDERS' EQUITY

In March 2000, the Company's stockholders approved the Company's 2000 Stock Incentive Plan (the "2000 Plan"), which generally replaced the Company's previous stock option plans. Under the 2000 Plan, 3,736,209 shares are reserved for issuance over its term, consisting of 3,236,209 shares authorized under predecessor plans plus an increase of 500,000 shares. Nonqualified and incentive options may be granted to officers and employees selected by the plan's administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash, or, with the consent of the committee, by delivering previously outstanding shares of the Company's Common Stock. Options are exercisable over a period of time, generally three to five years, as designated by the committee and are subject to such other terms and conditions as the committee determines.

Changes in shares under option for the years ended October 31, 2000, 1999 and 1998 are summarized as follows:

                                                                   YEARS ENDED OCTOBER 31,
                                          -------------------------------------------------------------------------
                                                  2000                       1999                     1998
                                          ---------------------     ----------------------    ---------------------
                                                       WEIGHTED                   WEIGHTED                 WEIGHTED
                                                       AVERAGE                    AVERAGE                  AVERAGE
                                           SHARES       PRICE        SHARES         PRICE      SHARES       PRICE
                                          ---------    --------     ---------     --------    ---------    --------
Outstanding, beginning of year ..         3,410,531     $ 9.22      3,846,408      $ 8.15     3,325,845     $7.47
  Granted .......................           784,790      13.00        490,298       16.05     1,022,901      9.43
  Exercised .....................          (502,818)      8.59       (902,773)       8.34      (410,037)     6.48
  Canceled ......................           (76,202)     14.71        (23,402)      12.30       (92,301)     8.78
                                          ---------                 ---------                 ---------
Outstanding, end of year ........         3,616,301     $10.01      3,410,531      $ 9.22     3,846,408     $8.15
                                          =========     ======      =========      ======     =========     =====
Options exercisable, end of year          2,168,831     $ 8.30      1,948,571      $ 7.39     1,735,306     $6.97
                                          =========     ======      =========      ======     =========     =====

Weighted average fair value of
  options granted during the year                       $ 6.55                     $ 7.42                   $4.83
                                                        ======                     ======                   =====

Outstanding stock options at October 31, 2000 consist of the following:

                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                            -----------------------------------       ------------------------
                                          WEIGHTED
    RANGE OF                               AVERAGE     WEIGHTED                       WEIGHTED
    EXERCISE                              REMAINING    AVERAGE                        AVERAGE
     PRICES                   SHARES        LIFE        PRICE           SHARES          PRICE
---------------             ---------     ---------    --------       ---------       --------
                                           (Years)
$ 1.79 - $ 6.95               706,001        3.7        $ 4.95          700,001        $ 4.94
  6.96 -   9.27             1,051,124        6.5          8.15          814,974          8.04
  9.28 -  13.90             1,278,126        8.0         11.62          490,276         10.92
 13.91 -  18.53               581,050        8.5         15.98          163,580         16.09
                            ---------                                 ---------
  1.79 -  18.53             3,616,301        6.8        $10.01        2,168,831        $ 8.30
                            =========                   ======        =========        ======

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2000, 1999 and 1998 assuming risk-free interest rates of 5.8%, 6.2% and 5.2%, respectively, volatility of 58.6%, 57.0% and 52.4%, respectively, zero dividend yield, and expected lives of 2.9, 2.9 and 5.0 years, respectively. If compensation expense was determined based on the fair value method beginning with grants in the year ended October 31, 1996, the Company's net income and net income per share, assuming dilution would have been reduced to the pro forma amounts indicated below:

                                                                       YEARS ENDED OCTOBER 31,
                                                              ----------------------------------------
                                                                  2000          1999           1998
                                                              -----------    -----------   -----------
Actual net income...........................................  $31,836,000    $26,584,000   $17,963,000
Pro forma net income........................................   29,658,000     24,703,000    14,785,000

Actual net income per share, assuming dilution..............       $ 1.37        $  1.14       $ 0.82
Pro forma net income per share, assuming dilution...........         1.28           1.06         0.69

The impact of outstanding nonvested stock options granted prior to the year ended October 31, 1996 has been excluded from the pro forma calculation. Accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments.

As of October 31, 2000, there were 499,559 shares of common stock under the 2000 Plan that were available for future grant.

NOTE 10 -- ROYALTY, TRADEMARK AND ADVERTISING

The Company and Quiksilver International entered into an agreement in January 1996 that required, among other things, the Company to pay a fee of approximately $400,000 per year for advertising and promotion. From a consolidated perspective, this agreement was eliminated effective with the acquisition of Quiksilver International during fiscal 2000.

Quiksilver Europe had a European trademark license and manufacturing agreement (the "Trademark Agreement") with Quiksilver International. The Trademark Agreement provided that Quiksilver Europe could sell products under the "Quiksilver" trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily Western Europe).

In consideration of the rights granted under the Trademark Agreement, Quiksilver Europe paid to Quiksilver International a royalty on a monthly basis amounting to 3% of Quiksilver Europe's net sales of Quiksilver product. The Trademark Agreement also required Quiksilver Europe to pay a promotional fee of 1% of net sales. From a consolidated perspective, this Trademark Agreement was eliminated effective with the acquisition of Quiksilver International during fiscal 2000.

Quiksilver Europe also has a license agreement with Gotcha International, L.P. that resulted from the Company's acquisition of Freestyle, S.A., the European licensee of Gotcha International, L.P. The license agreement provides that Quiksilver Europe can sell products under the "Gotcha" trademark and tradename through 2015 in the territories covered by the license agreement (primarily Western Europe.) Royalties range from 2.8% to 4.0% of net sales, based on sales volume, with certain minimum requirements. Promotional contributions are also required based on sales volume and range from 1.0% to 1.5%.

The Company licensed the use of the "Quiksilver" trademark in Mexico in exchange for royalties of 4.5% of net sales after Mexican taxes, and the use of the "Quiksilver" trademark on watches and sunglasses in exchange for royalties of 8% and 10% of sales, respectively. The Company also licensed a chain of outlet stores that pay the Company royalties of 4% of product purchases from the Company. These license agreements expire through 2006.

Effective with the acquisition of Quiksilver International during fiscal 2000, the Company acquired licenses for the use of the "Quiksilver" trademark in various countries and territories around the world. The licensees are headquartered in Australia, Japan, Turkey, South Africa, Brazil, Indonesia, Korea, Argentina, Chile and Mauritius. These licensees pay the Company royalties ranging from 3% to 5% of the licensees sales.

NOTE 11 -- INCOME TAXES

A summary of the provision for income taxes is as follows:

                                                      YEARS ENDED OCTOBER 31,
                                        --------------------------------------------------
                                            2000               1999               1998
                                        ------------       ------------       ------------
        Current:
           Federal ...............      $  8,820,000       $ 11,430,000       $  6,087,000
           State .................         2,103,000          2,504,000          1,499,000
           Foreign ...............         7,711,000          7,014,000          6,276,000
                                        ------------       ------------       ------------
                                          18,634,000         20,948,000         13,862,000
                                        ------------       ------------       ------------
        Deferred:
           Federal ...............         1,158,000         (2,170,000)          (218,000)
           State .................           209,000           (420,000)           (24,000)
           Foreign ...............            25,000            (75,000)          (815,000)
                                        ------------       ------------       ------------
                                           1,392,000         (2,665,000)        (1,057,000)
                                        ------------       ------------       ------------
        Provision for income taxes      $ 20,026,000       $ 18,283,000       $ 12,805,000
                                        ============       ============       ============

A reconciliation of the effective income tax rate to a computed "expected" statutory federal income tax rate is as follows:

                                                               YEARS ENDED
                                                               OCTOBER 31,
                                                         ----------------------
                                                         2000     1999     1998
                                                         ----     ----     ----

        Computed "expected" statutory federal income
           tax rate ................................     35.0%    35.0%    35.0%
        State income taxes, net of federal income
           tax benefit .............................      2.9      3.0      3.1
        Foreign income tax rate differential .......      0.3      2.3      3.1
        Other ......................................      0.4      0.4      0.4
                                                         ----     ----     ----
        Effective income tax rate ..................     38.6%    40.7%    41.6%
                                                         ====     ====     ====

The components of net deferred income taxes are as follows:

                                                        OCTOBER 31,
                                               ---------------------------
                                                   2000            1999
                                               -----------     -----------

        Deferred income tax assets:
           Allowance for doubtful accounts     $ 3,443,000     $ 2,781,000
           Trademark amortization .........        907,000         826,000
           State taxes ....................        403,000         384,000
           Nondeductible accruals and other      3,140,000       2,662,000
                                               -----------     -----------
                                                 7,893,000       6,653,000
                                               -----------     -----------
        Deferred income tax liabilities:
           Goodwill amortization ..........       (413,000)       (409,000)
           Depreciation ...................     (1,183,000)        (30,000)
           Other ..........................       (274,000)       (141,000)
                                               -----------     -----------
                                                (1,870,000)       (580,000)
                                               -----------     -----------
        Net deferred income taxes .........    $ 6,023,000     $ 6,073,000
                                               ===========     ===========

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.

No provision has been made for federal, state, or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $53,000,000 of undistributed earnings of foreign subsidiaries as of October 31, 2000 that have been, or are intended to be, permanently invested.

NOTE 12 -- RETIREMENT PLAN

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the "401(k) Plan"). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company which are approved by the Company's Board of Directors. The Company made contributions of $320,000, $242,000 and $183,000 to the 401(k) Plan for the years ended October 31, 2000, 1999 and 1998, respectively.

NOTE 13 -- GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's management in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company's various product lines have been aggregated because of their common characteristics. Within the consumer products industry, the Company operates primarily in the United States (referred to herein as "domestic") and in Europe, and no single customer accounts for more than 10% of the Company's net sales.

Information related to domestic and European operations is as follows:

                                                   YEARS ENDED OCTOBER 31,
                                        --------------------------------------------
                                            2000            1999            1998
                                        ------------    ------------    ------------
Net sales to unaffiliated customers:
   Domestic ........................    $333,075,000    $290,363,000    $202,807,000
   Europe ..........................     182,614,000     153,371,000     113,308,000
                                        ------------    ------------    ------------
      Consolidated .................    $515,689,000    $443,734,000    $316,115,000
                                        ============    ============    ============

Gross profit:
   Domestic ........................    $120,685,000    $106,156,000    $ 74,987,000
   Europe ..........................      79,104,000      69,394,000      51,729,000
                                        ------------    ------------    ------------
      Consolidated .................    $199,789,000    $175,550,000    $126,716,000
                                        ============    ============    ============

Operating income:
   Domestic ........................    $ 36,110,000    $ 29,565,000    $ 20,240,000
   Europe ..........................      21,023,000      18,363,000      12,631,000
                                        ------------    ------------    ------------
      Consolidated .................    $ 57,133,000    $ 47,928,000    $ 32,871,000
                                        ============    ============    ============

Identifiable assets:
   Domestic ........................    $265,000,000    $180,546,000    $144,384,000
   Europe ..........................      93,742,000      79,127,000      68,687,000
                                        ------------    ------------    ------------
      Consolidated .................    $358,742,000    $259,673,000    $213,071,000
                                        ============    ============    ============

France accounted for 50.5%, 55.5% and 58.2% of European net sales to unaffiliated customers for the years ended October 31, 2000, 1999 and 1998, respectively.

NOTE 14 -- DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes foreign currency contracts in the form of forwards and options to hedge its cash flow exposure related to foreign currency transactions. Quiksilver Europe's functional currency is French francs, but it generates sales denominated in British pounds, and purchases product denominated in U.S. dollars.

A summary of foreign currency contracts at October 31, 2000 is as follows:

                                  NOTIONAL                                  FAIR
                                   AMOUNT              MATURITY             VALUE
                                -----------      ---------------------   -----------
British pounds..............    $18,999,000      Nov. 2000 - July 2001   $(1,269,000)
U.S. dollars................     43,286,000      Nov. 2000 - Sept. 2001       (1,000)
                                -----------                              -----------
                                $62,285,000                              $(1,270,000)
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

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial data (unaudited) is as follows:

                                     QUARTER             QUARTER             QUARTER             QUARTER
                                      ENDED               ENDED               ENDED               ENDED
                                    JANUARY 31           APRIL 30            JULY 31            OCTOBER 31
                                    ----------         ------------        ------------        ------------
Year ended October 31, 2000
   Net sales ...............        $99,929,000        $142,139,000        $122,011,000        $151,610,000
   Gross profit ............         38,868,000          58,272,000          46,785,000          55,864,000
   Net income ..............          4,079,000          11,309,000           6,670,000           9,778,000
   Net income per share,
     assuming dilution .....               0.18                0.49                0.29                0.42
   Trade accounts receivable         94,739,000         122,729,000         110,797,000         136,394,000
   Inventories .............         90,376,000          72,360,000          83,378,000          90,034,000

Year ended October 31, 1999
   Net Sales ...............        $85,947,000        $128,128,000        $105,160,000        $124,499,000
   Gross Profit ............         33,421,000          52,339,000          40,967,000          48,823,000
   Net Income ..............          3,354,000           9,742,000           5,623,000           7,865,000
   Net Income per share,
     assuming dilution .....               0.15                0.41                0.24                0.34
   Trade accounts receivable         73,187,000         101,205,000          94,523,000         107,619,000
   Inventories .............         85,004,000          67,110,000          73,212,000          72,207,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2001

QUIKSILVER, INC.
(REGISTRANT)


   By: /s/ Robert B. McKnight, Jr.              By: /s/ Steven L. Brink
       ---------------------------------            ----------------------------
           Robert B. McKnight, Jr.                      Steven L. Brink
           Chairman of the Board and                    Chief Financial Officer
           Chief Executive Officer                      and Treasurer (Principal
           (Principal Executive Officer)                Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURES                             TITLE                      DATE SIGNED
         ----------                             -----                      -----------
/s/ Robert B. McKnight, Jr.            Chairman of the Board and        January 26, 2001
-------------------------------------  Chief Executive Officer
    Robert B. McKnight, Jr.            (Principal Executive Officer)


/s/ Steven L. Brink                    Chief Financial Officer          January 26, 2001
-------------------------------------  and Treasurer
    Steven L. Brink                    (Principal Accounting Officer)


/s/ William M. Barnum, Jr.             Director                         January 25, 2001
-------------------------------------
    William M. Barnum, Jr.


                                       Director
-------------------------------------
    Charles E. Crowe


/s/ Michael H. Gray                    Director                         January 25, 2001
-------------------------------------
    Michael H. Gray


/s/ Harry Hodge                        Director                         January 25, 2001
-------------------------------------
    Harry Hodge


/s/ Robert G. Kirby                    Director                         January 25, 2001
-------------------------------------
    Robert G. Kirby


/s/ Tom Roach                          Director                         January 24, 2001
-------------------------------------
    Tom Roach

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

  10.1 Revolving Credit and Term Loan Agreement dated as of October 6, 2000 (filed herewith).

  10.2 Term Loan Agreement dated as of April 25, 2000 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the three months ended April 30, 2000).

  10.3 Second Amendment to term Loan Agreement dated October 12, 2000 (filed herewith).

  10.4 Share Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd, Quiksilver International Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company's report on Form 8-K dated July 27, 2000).

  10.5 Minority Shareholder Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company's report on Form 8-K dated July 27,
            2000).

  10.6 Form of Indemnity Agreement between the Registrant and individual Directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

  10.7 Quiksilver, Inc. Stock Option Plan dated March 24, 1995 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).
            (1)

  10.8 Quiksilver, Inc. 1995 Nonemployee Directors' Stock Option Plan dated March 24, 1995 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the three months ended April 30, 1996). (1)

  10.9 Quiksilver, Inc. 1996 Stock Option Plan dated January 26, 1996 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the three months ended April 30, 1996. (1)

  10.10     Quiksilver, Inc. 2000 Stock Incentive Plan (filed herewith).

  10.11 Employment Agreement between Robert B. McKnight, Jr. and Registrant dated April 1, 1996 (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

  10.12 Employment Agreement between Harry Hodge and Registrant dated April 1, 1996 (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

  10.13 Employment Agreement between Steven L. Brink and Registrant dated October 24, 1996 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

  10.14 Services Agreement between Bernard Mariette and Registrant dated November 1, 1998 (filed herewith).

  21.1      Names and Jurisdictions of Subsidiaries.

  23.1      Independent Auditors' Consent.

--------------
(1) Management contract or compensatory plan.