Form 10-Q
period 2001-01-31
QUIKSILVER INC
filed 2001-03-13
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                                March 9, 2001 was
                                   22,691,525

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets
          January 31, 2001 and October 31, 2000.........................    2

        Condensed Consolidated Statements of Income
          Three Months Ended January 31, 2001 and 2000..................    3

        Condensed Consolidated Statements of Comprehensive Income
          Three Months Ended January 31, 2001 and 2000..................    3

        Condensed Consolidated Statements of Cash Flows
          Three Months Ended January 31, 2001 and 2000..................    4

        Notes to Condensed Consolidated Financial Statements............    5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...........................................    8

Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................   11

SIGNATURE...............................................................   11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          JANUARY 31,      OCTOBER 31,
                                                             2001              2000
                                                         -------------    -------------
                                    ASSETS

Current assets:
   Cash and cash equivalents .........................   $   1,246,000    $   2,298,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $4,577,000 (2001)
      and $5,090,000 (2000) ..........................     120,969,000      136,394,000
    Other receivables ................................       7,495,000        5,654,000
    Inventories ......................................     113,281,000       90,034,000
    Prepaid expenses and other current assets ........      11,305,000        8,993,000
                                                         -------------    -------------
         Total current assets ........................     254,296,000      243,373,000

Property and equipment, less accumulated depreciation
   and amortization of $26,613,000 (2001) and
   $23,211,000 (2000) ................................      53,196,000       49,834,000
Trademark, less accumulated amortization of
   $3,312,000 (2001) and $2,825,000 (2000) ...........      43,097,000       43,566,000
Goodwill, less accumulated amortization of
   $6,280,000 (2001) and $6,022,000 (2000) ...........      19,734,000       18,962,000
Other assets .........................................       4,023,000        3,007,000
                                                         -------------    -------------
         Total assets ................................   $ 374,346,000    $ 358,742,000
                                                         =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit ...................................   $  54,350,000    $  49,203,000
   Accounts payable ..................................      40,036,000       40,642,000
   Accrued liabilities ...............................      23,357,000       22,568,000
   Current portion of long-term debt .................       9,621,000        9,428,000
   Income taxes payable ..............................       2,932,000        2,003,000
                                                         -------------    -------------
         Total current liabilities ...................     130,296,000      123,844,000

Long-term debt .......................................      57,444,000       57,284,000
                                                         -------------    -------------
         Total liabilities ...........................     187,740,000      181,128,000
                                                         -------------    -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ..................................              --               --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares - 23,412,825 (2001) and 23,234,036 (2000)         234,000          232,000
Additional paid-in-capital ...........................      44,487,000       42,833,000
Treasury stock, 721,300 shares .......................      (6,778,000)      (6,778,000)
Retained earnings ....................................     157,132,000      153,426,000
Accumulated other comprehensive loss .................      (8,469,000)     (12,099,000)
                                                         -------------    -------------
         Total stockholders' equity ..................     186,606,000      177,614,000
                                                         -------------    -------------
         Total liabilities and stockholders' equity ..   $ 374,346,000    $ 358,742,000
                                                         =============    =============

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED JANUARY 31,
                                                 -----------------------------
                                                     2001             2000
                                                 -------------    ------------
Net sales ....................................   $ 121,833,000    $ 99,929,000
Cost of goods sold ...........................      74,398,000      61,061,000
                                                 -------------    ------------
   Gross profit ..............................      47,435,000      38,868,000
                                                 -------------    ------------
Operating expenses:
   Selling, general and administrative expense      38,512,000      30,059,000
   Royalty income ............................      (1,126,000)       (613,000)
   Royalty expense ...........................              --       1,260,000
                                                 -------------    ------------
      Total operating expenses ...............      37,386,000      30,706,000
                                                 -------------    ------------
Operating income .............................      10,049,000       8,162,000

Interest expense .............................       3,016,000       1,023,000
Foreign currency loss ........................         915,000          60,000
Other expense ................................         101,000         160,000
                                                 -------------    ------------
Income before provision for income taxes .....       6,017,000       6,919,000

Provision for income taxes ...................       2,311,000       2,840,000
                                                 -------------    ------------

Net income ...................................   $   3,706,000    $  4,079,000
                                                 =============    ============

Basic net income per share ...................   $        0.16    $       0.18
                                                 =============    ============

Diluted net income per share .................   $        0.16    $       0.18
                                                 =============    ============

Weighted average shares outstanding ..........      22,564,000      22,362,000
                                                 =============    ============

Diluted weighted average shares outstanding ..      23,725,000      23,154,000
                                                 =============    ============

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JANUARY 31,
                                                  -----------------------------
                                                     2001              2000
                                                  -----------       -----------
Net income ...............................        $ 3,706,000       $ 4,079,000
Other comprehensive gain (loss):
   Foreign currency translation adjustment          4,392,000        (3,052,000)
   Net unrealized loss on derivative
     instruments .........................         (1,254,000)               --
   Income tax effects ....................            492,000                --
                                                  -----------       -----------
Comprehensive income .....................        $ 7,336,000       $ 1,027,000
                                                  ===========       ===========

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED JANUARY 31,
                                                             ---------------------------------
                                                                 2001                 2000
                                                             ------------         ------------
Cash flows from operating activities:
   Net income .......................................        $  3,706,000         $  4,079,000
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization ..............           3,252,000            2,251,000
         Provision for doubtful accounts ............             833,000              542,000
         Loss on sale of fixed assets ...............              41,000               18,000
         Foreign currency loss ......................             820,000                   --
         Interest accretion .........................             389,000                   --
         Changes in operating assets and liabilities:
            Trade accounts receivable ...............          18,449,000            9,589,000
            Other receivables .......................            (643,000)             167,000
            Inventories .............................         (21,188,000)         (19,999,000)
            Prepaid expenses and other current assets          (1,703,000)          (1,209,000)
            Other assets ............................              70,000             (266,000)
            Accounts payable ........................          (2,675,000)           8,201,000
            Accrued liabilities .....................          (2,351,000)          (1,919,000)
            Income taxes payable ....................             812,000            1,757,000
                                                             ------------         ------------
               Net cash (used in) provided by
                 operating activities ...............            (188,000)           3,211,000

Cash flows from investing activities:
   Proceeds from sales of fixed assets ..............                  --                2,000
   Capital expenditures and business acquisitions ...          (5,198,000)          (5,289,000)
                                                             ------------         ------------
          Net cash used in investing activities .....          (5,198,000)          (5,287,000)

Cash flows from financing activities:
   Borrowings on lines of credit ....................          18,052,000           18,377,000
   Payments on lines of credit ......................         (13,414,000)         (14,952,000)
   Borrowings on long-term debt .....................             127,000            1,057,000
   Payments on long-term debt .......................          (2,491,000)          (1,143,000)
   Proceeds from stock option exercises .............           1,656,000              365,000
                                                             ------------         ------------
          Net cash provided by financing activities .           3,930,000            3,704,000

Effect of exchange rate changes on cash .............             404,000             (130,000)
                                                             ------------         ------------
Net (decrease) increase in cash and cash equivalents           (1,052,000)           1,498,000
Cash and cash equivalents, beginning of period ......           2,298,000            1,449,000
                                                             ------------         ------------
Cash and cash equivalents, end of period ............        $  1,246,000         $  2,947,000
                                                             ============         ============

Supplementary cash flow information -
  Cash paid during the period for:
      Interest ......................................        $  2,639,000         $  1,059,000
                                                             ============         ============
      Income taxes ..................................        $  1,381,000         $  1,157,000
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

    The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 2001 and 2000. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2000 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.  Inventories consist of the following:

                                       JANUARY 31,        OCTOBER 31,
                                          2001                2000
                                      ------------        -----------
    Raw Materials .................   $ 22,760,000        $22,191,000
    Work-In-Process................     12,446,000          7,543,000
    Finished Goods.................     78,075,000         60,300,000
                                      ------------        -----------
                                      $113,281,000        $90,034,000
                                      ============        ===========

3.  Information related to domestic and European operations is as follows:

                                                 THREE MONTHS ENDED JANUARY 31,
                                                --------------------------------
                                                    2001                2000
                                                ------------        ------------
    Net sales to unaffiliated customers:
       Domestic ........................        $ 78,575,000        $ 62,650,000
       Europe ..........................          43,258,000          37,279,000
                                                ------------        ------------
          Consolidated .................        $121,833,000        $ 99,929,000
                                                ============        ============

    Gross profit:
       Domestic ........................        $ 28,746,000        $ 22,409,000
       Europe ..........................          18,689,000          16,459,000
                                                ------------        ------------
          Consolidated .................        $ 47,435,000        $ 38,868,000
                                                ============        ============

    Operating income:
       Domestic ........................        $  6,350,000        $  4,678,000
       Europe ..........................           3,699,000           3,484,000
                                                ------------        ------------
          Consolidated .................        $ 10,049,000        $  8,162,000
                                                ============        ============

    Identifiable assets:
       Domestic ........................        $266,248,000        $185,728,000
       Europe ..........................         108,098,000          82,767,000
                                                ------------        ------------
          Consolidated .................        $374,346,000        $268,495,000
                                                ============        ============

4. Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS No. 133 resulted in a transition adjustment of $799,000 (net of tax effects of $533,000) that was recorded as a cumulative-effect type adjustment in other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges. This charge is included in the statement of comprehensive income as a component of net loss on derivative instruments and the related income tax effects.

    The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to its variable rate debt. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company's consolidated financial statements due to the translation of the operating results and financial position of the Company's international subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses various foreign currency exchange contracts and intercompany loans. In addition, interest rate swaps are used to manage the Company's exposure to the risk of fluctuations in interest rates.

    For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. All other derivatives are marked to market value with corresponding gains or losses recorded in earnings. As of January 31, 2001, the Company was hedging forecasted transactions expected to occur in the following twelve months. Assuming exchange rates at January 31, 2001 remain constant, $271,000 of losses related to hedges of these transactions are expected to be reclassified into earnings over the next twelve months. Also included in accumulated other comprehensive income at January 31, 2001 is a charge related to cash flow hedges of the Company's long-term debt that is denominated in Australian dollars, totaling $491,000, which will be amortized into earnings through fiscal 2005 as the debt matures.

    On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended January 31, 2001, the Company reclassified into earnings a net loss of $511,000 resulting from the expiration, sale, termination, or exercise of derivative contracts.

    The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

    A summary of derivative contracts at January 31, 2001 is as follows:

                                                  January 31, 2001
                                -----------------------------------------------------
                                  Notional                                   Fair
                                   Amount             Maturity               Value
                                ------------     ---------------------   ------------
    British pounds              $ 12,820,000     Feb 2001  - Dec 2001    $   232,000
    U.S. dollars                  60,525,000     Feb 2001  - Dec 2001     (1,342,000)
    Australian dollars            21,730,000     Sept 2002 - Sept 2005       631,000
    Interest rate swap            11,378,000     Jan 2007                   (594,000)
                                ------------                             -----------
                                $106,453,000                             $(1,073,000)
                                ============                             ===========

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

Net sales for the three months ended January 31, 2001 increased 21.9% to $121,833,000 from $99,929,000 in the comparable period of the prior year. Domestic net sales for the three months ended January 31, 2001 increased 25.4% to $78,575,000 from $62,650,000 in the comparable period of the prior year, and European net sales increased 16.0% to $43,258,000 from $37,279,000 for those same periods. As measured in French francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 32.0% compared to the prior year. Domestic mens sales increased 14.4% to $40,508,000 from $35,407,000 in the comparable period of the prior year, while domestic womens sales increased 42.9% to $36,590,000 from $25,612,000. In the domestic division, sales of snowboards, boots and bindings amounted to $1,477,000 for the current year's quarter compared to $1,631,000 in the prior year. The domestic mens sales increase came primarily from the Quiksilver Young Mens, Boys and Hawk divisions. The domestic womens sales increase came from both the Roxy and Raisins divisions. In Europe and as reported in dollars, mens sales increased 6.1% to $36,863,000 from $34,750,000, while womens sales increased 152.9% to $6,395,000 from $2,529,000. The European mens sales increase came from the Quiksilver Young Mens, Boys and Gotcha divisions. These comparisons of sales in Europe are negatively impacted by the strong dollar in comparison to the prior year. In French francs, mens sales increased 20.7% and womens sales increased 187.7%.

The gross profit margin for the three months ended January 31, 2001 was consistent with the comparable period of the prior year at 38.9%. The domestic gross profit margin increased to 36.6% from 35.8% in the comparable period of the prior year, while the European gross profit margin decreased to 43.2% from 44.2% for those same periods. The increase in the domestic gross profit margin resulted primarily from a higher level of sales through company-owned retail stores in comparison to the prior year. Gross profit margins are higher, on a consolidated basis, for sales in company-owned retail stores compared to the Company's normal wholesale business. In Europe, the gross profit margin decreased primarily due to higher product costs in the local currency that were not passed along to customers. Product costs increased as goods purchased in U.S. dollars were paid for with a weaker local currency in comparison to previous periods.

Selling, general and administrative expense ("SG&A") for the three months ended January 31, 2001 increased 28.1% to $38,512,000 from $30,059,000 in the comparable period of the prior year. Domestic SG&A increased 36.6% to $24,831,000 from $18,182,000 in the comparable period of the prior year, and European SG&A increased 15.2% to $13,681,000 from $11,877,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. SG&A increased as a percentage of sales domestically primarily due to the operating costs of Quiksilver International, which was acquired in the third quarter of fiscal 2000, and from added company-owned retail stores. In Europe, SG&A decreased somewhat as a percentage of sales primarily as a result of general leverage on growth.

Royalty income for the three months ended January 31, 2001 totaled $1,126,000 compared to net royalty expense of $647,000 in the comparable period of the prior year. The increase in royalty income came primarily from the acquisition of Quiksilver International, which receives royalties based on sales of Quiksilver products by its licensees in various countries around the world.

Interest expense for the three months ended January 31, 2001 increased 194.8% to $3,016,000 from $1,023,000 in the comparable period of the prior year. This increase was primarily due to the acquisition of Quiksilver International and to higher outstanding balances on the Company's line of credit facilities to provide working capital to support the Company's growth.

The effective income tax rate for the three months ended January 31, 2001, which is based on current estimates of the annual effective income tax rate, decreased to 38.4% from 41.0% in the comparable period of the prior year.

As a result of the above factors, net income for the three months ended January 31, 2001 decreased 9.1% to $3,706,000 or $0.16 per share on a diluted basis from $4,079,000 or $0.18 per share on a diluted basis in the comparable period of the prior year. Basic net income per share also decreased to $0.16 per share for the three months ended January 31, 2001 from $0.18 in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the three months ended January 31, 2001 was $188,000 compared to net cash provided by operating activities of $3,211,000 in the comparable period of the prior year. This $3,399,000 decrease in cash provided by operating activities was primarily due to changes in accounts receivable, inventories and accounts payable. The decrease in trade accounts receivable provided cash of $18,449,000 in the three months ended January 31, 2001 versus $9,589,000 provided in the comparable period of the prior year. This $8,860,000 additional cash flow was more than offset by the increase in inventories and the decrease in accounts payable, which used $23,863,000 in the three months ended January 31, 2001, an increase of $12,065,000 compared to the $11,798,000 used in the comparable period of the prior year.

Capital expenditures totaled $5,198,000 for the three months ended January 31, 2001, which is generally consistent with the $5,289,000 in the comparable period of the prior year. These investments include screenprinting and embroidery equipment, investments in Quiksvilles and company-owned Boardriders Clubs, and ongoing investments in computer equipment.

During the three months ended January 31, 2001, net cash provided by financing activities totaled $3,930,000, which is generally consistent with the $3,704,000 provided in the comparable period of the prior year.

The net decrease in cash and cash equivalents for the three months ended January 31, 2001 was $1,052,000 compared to a net increase of $1,498,000 in the comparable period of the prior year. Cash and cash equivalents totaled $1,246,000 at January 31, 2001 compared to $2,298,000 at October 31, 2000, while working capital was $124,000,000 at January 31, 2001 compared to $119,529,000 at October 31, 2000. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable decreased 11.3% to $120,969,000 at January 31, 2001 from $136,394,000 at October 31, 2000. Domestic accounts receivable decreased 16.9% to $72,613,000 at January 31, 2001 from $87,369,000 at October 31, 2000, and
European accounts receivable decreased 1.4% to $48,365,000 from $49,025,000 for that same period. These decreases are primarily a result of seasonal factors. The relatively small decrease in European receivables is due primarily to a higher proportion of European sales occuring in the latter portion of the first quarter of fiscal 2001 in comparison to the prior year.

Consolidated inventories increased 25.8% to $113,281,000 at January 31, 2001 from $90,034,000 at October 31, 2000. Domestic inventories increased 19.4% to $86,998,000 from $72,860,000 at October 31, 2000, and European inventories increased 53.0% to $26,283,000 from $17,174,000 for that same period. These increases are primarily a result of seasonal factors. Inventories increased 25.3% compared to January 31, 2000, which is generally consistent with the increase in sales.

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

To allow for such losses, the Company establishes reserves for doubtful accounts to reduce the value of its receivables. Management believes that the allowance for doubtful accounts at January 31, 2001 is adequate to cover anticipated losses. Throughout the year, the Company monitors developments regarding its major customers. However, if customers experience unforeseen, material financial difficulties, this could have an adverse impact on the Company's profits.

FOREIGN CURRENCY

The Company's foreign currency risks are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 2000 in Item 7a. See Note 4 above for the impact of the adoption of SFAS No. 133.

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

European net sales increased 32.0% in French Francs during the three months ended January 31, 2001 compared to the three months ended January 31, 2000. As measured in U.S. dollars and reported in the Company's Consolidated Statements of Income, European net sales increased only 16.0% as a result of a stronger U.S. dollar versus the euro and French franc in comparison to the prior year. Thus far in the Company's second quarter, the dollar continues to be stronger relative to the euro and French franc in comparison to the prior year.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K


        (a) Exhibits

            None

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended January 31, 2001

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUIKSILVER, INC., a Delaware corporation


March 12, 2001                          /s/ Steven L. Brink
                                        ----------------------------------------
                                        Steven L. Brink
                                        Chief Financial Officer and Treasurer
                                        (Principal Accounting Officer)