Form 10-Q
period 2001-04-30
QUIKSILVER INC
filed 2001-06-14
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

YES [X]   NO [ ]


           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                                June 8, 2001 was
                                   23,120,738

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                           Page No.
------------------------------                                           --------
Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheets
        April 30, 2001 and October 31, 2000.............................     2

    Condensed Consolidated Statements of Income
        Three Months Ended April 30, 2001 and 2000......................     3

    Condensed Consolidated Statements of Income
        Six Months Ended April 30, 2001 and 2000........................     4

    Condensed Consolidated Statements of Comprehensive Income
        Six Months Ended April 30, 2001 and 2000........................     4

    Condensed Consolidated Statements of Cash Flows
        Six Months Ended April 30, 2001 and 2000........................     5

    Notes to Condensed Consolidated Financial Statements................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations...............................................     8


Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders............    12

Item 6.  Exhibits and Reports on Form 8K................................    12


SIGNATURE...............................................................    12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 APRIL 30,          OCTOBER 31,
                                                                                   2001                2000
                                                                                   ----                ----
                                     ASSETS
Current assets:
   Cash and cash equivalents ...........................................      $   5,674,000       $   2,298,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $4,087,000 (2001)
      and $5,090,000 (2000) ............................................        149,442,000         136,394,000
    Other receivables ..................................................          6,775,000           5,654,000
    Inventories ........................................................         98,241,000          90,034,000
    Prepaid expenses and other current assets ..........................         10,220,000           8,993,000
                                                                              -------------       -------------
         Total current assets ..........................................        270,352,000         243,373,000

Property and equipment, less accumulated depreciation
   and amortization of $28,738,000 (2001) and
   $23,211,000 (2000) ..................................................         53,204,000          49,834,000
Trademark, less accumulated amortization of
   $3,871,000 (2001) and $2,825,000 (2000) .............................         42,819,000          43,566,000
Goodwill, less accumulated amortization of
   $6,403,000 (2001) and $6,022,000 (2000) .............................         19,342,000          18,962,000
Other assets ...........................................................          3,540,000           3,007,000
                                                                              -------------       -------------
         Total assets ..................................................      $ 389,257,000       $ 358,742,000
                                                                              =============       =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit .....................................................      $  62,724,000       $  49,203,000
   Accounts payable ....................................................         32,233,000          40,642,000
   Accrued liabilities .................................................         20,671,000          22,568,000
   Current portion of long-term debt ...................................          9,554,000           9,428,000
   Income taxes payable ................................................          4,893,000           2,003,000
                                                                              -------------       -------------
         Total current liabilities .....................................        130,075,000         123,844,000

Long-term debt .........................................................         53,526,000          57,284,000
                                                                              -------------       -------------
         Total liabilities .............................................        183,601,000         181,128,000
                                                                              -------------       -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
    shares - 5,000,000; issued and outstanding
    shares - none ......................................................                 --                  --
   Common stock, $.01 par value, authorized
    shares - 30,000,000; issued and outstanding
    shares - 23,842,038 (2001) and 23,234,036 (2000) ...................            239,000             232,000
   Additional paid-in capital ..........................................         52,159,000          42,833,000
   Treasury stock, 721,300 shares ......................................         (6,778,000)         (6,778,000)
   Retained earnings ...................................................        171,113,000         153,426,000
   Accumulated other comprehensive loss ................................        (11,077,000)        (12,099,000)
                                                                              -------------       -------------

         Total stockholders' equity ....................................        205,656,000         177,614,000
                                                                              -------------       -------------
         Total liabilities and stockholders' equity ....................      $ 389,257,000       $ 358,742,000
                                                                              =============       =============


           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED APRIL 30,
                                                            ------------------------------
                                                                 2001              2000
                                                                 ----              ----
Net sales...............................................    $168,198,000      $142,139,000
Cost of goods sold......................................     100,736,000        83,867,000
                                                            ------------      ------------
   Gross profit.........................................      67,462,000        58,272,000
                                                            ------------      ------------
Operating expenses:
   Selling, general and administrative expense..........      44,238,000        36,604,000
   Royalty income.......................................      (1,348,000)         (509,000)
   Royalty expense......................................              --         1,639,000
                                                            ------------      ------------
      Total operating expenses..........................      42,890,000        37,734,000
                                                            ------------      ------------
Operating income........................................      24,572,000        20,538,000

Interest expense........................................       2,648,000         1,208,000
Foreign currency (gain) loss............................      (1,052,000)           63,000
Other expense...........................................         132,000           100,000
                                                            ------------      ------------
Income before provision for income taxes................      22,844,000        19,167,000

Provision for income taxes..............................       8,863,000         7,858,000
                                                            ------------      ------------
Net income..............................................    $ 13,981,000      $ 11,309,000
                                                            ============      ============

Net income per share ...................................           $0.61             $0.51
                                                            ============      ============

Net income per share, assuming dilution ................           $0.58             $0.49
                                                            ============      ============

Weighted average common shares outstanding .............      22,957,000        22,347,000
                                                            ============      ============

Weighted average common shares outstanding,
   assuming dilution....................................      24,224,000        23,191,000
                                                            ============      ============


           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              SIX MONTHS ENDED APRIL 30,
                                                            ------------------------------
                                                                 2001              2000
                                                                 ----              ----
Net sales...............................................    $290,031,000      $242,068,000
Cost of goods sold......................................     175,134,000       144,928,000
                                                            ------------      ------------
   Gross profit.........................................     114,897,000        97,140,000
                                                            ------------      ------------
Operating expenses:
   Selling, general and administrative expense..........      82,750,000        66,663,000
   Royalty income.......................................      (2,474,000)       (1,122,000)
   Royalty expense......................................              --         2,899,000
                                                            ------------      ------------
      Total operating expenses..........................      80,276,000        68,440,000
                                                            ------------      ------------
Operating income........................................      34,621,000        28,700,000

Interest expense........................................       5,664,000         2,231,000
Foreign currency (gain) loss............................        (137,000)          123,000
Other expense...........................................         233,000           260,000
                                                            ------------      ------------
Income before provision for income taxes................      28,861,000        26,086,000

Provision for income taxes..............................      11,174,000        10,698,000
                                                            ------------      ------------
Net income..............................................    $ 17,687,000      $ 15,388,000
                                                            ============      ============

Net income per share ...................................           $0.78             $0.69
                                                            ============      ============

Net income per share, assuming dilution ................           $0.74             $0.66
                                                            ============      ============

Weighted average shares outstanding ....................      22,758,000        22,354,000
                                                            ============      ============

Weighted average shares outstanding,
   assuming dilution....................................      23,985,000        23,170,000
                                                            ============      ============



            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                              SIX MONTHS ENDED APRIL 30,
                                                            ------------------------------
                                                                 2001             2000
                                                                 ----             ----
Net income..............................................    $ 17,687,000      $ 15,388,000
Other comprehensive gain (loss):
   Foreign currency translation adjustment..............       1,619,000        (5,465,000)
   Net unrealized loss on derivative instruments........      (1,196,000)               --
   Income tax effects...................................         599,000                --
                                                            ------------      ------------
Comprehensive income ..................................     $ 18,709,000      $  9,923,000
                                                            ============      ============

           See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              SIX MONTHS ENDED APRIL 30,
                                                            -------------------------------
                                                                 2001              2000
                                                                 ----              ----
Cash flows from operating activities:
   Net income...........................................    $ 17,687,000      $ 15,388,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization..................       6,806,000         4,580,000
         Provision for doubtful accounts................       1,983,000         1,606,000
         Loss on sale of fixed assets...................          37,000            18,000
         Foreign currency gain..........................         (55,000)               --
         Interest accretion.............................         778,000                --
         Changes in operating assets and liabilities:
            Trade accounts receivables..................     (12,956,000)      (22,984,000)
            Other receivables...........................         400,000          (699,000)
            Inventories.................................      (7,507,000)       (2,652,000)
            Prepaid expenses and other current assets...      (1,165,000)       (1,433,000)
            Other assets................................        (722,000)         (279,000)
            Accounts payable............................      (9,260,000)          120,000
            Accrued liabilities.........................      (3,847,000)       (5,784,000)
            Income taxes payable........................       6,488,000         7,803,000
                                                            ------------      ------------
         Net cash used in operating activities..........      (1,333,000)       (4,316,000)

Cash flows from investing activities:
   Proceeds from sales of fixed assets..................           9,000             2,000
   Capital expenditures and business acquisitions.......      (9,105,000)       (9,471,000)
                                                            ------------      ------------
         Net cash used in investing activities..........      (9,096,000)       (9,469,000)

Cash flows from financing activities:
   Borrowings on lines of credit........................      44,409,000        46,545,000
   Payments on lines of credit..........................     (30,807,000)      (34,502,000)
   Borrowings on long-term debt.........................         671,000        14,389,000
   Payments on long-term debt...........................      (5,444,000)      (15,207,000)
   Proceeds from stock option exercises.................       5,582,000         3,174,000
   Purchase of treasury stock...........................              --        (1,835,000)
                                                            ------------      ------------
         Net cash provided by financing activities......      14,411,000        12,564,000
Effect of exchange rate changes on cash.................        (606,000)          (21,000)
                                                            ------------      ------------
Net increase (decrease) in cash and cash equivalents....       3,376,000        (1,242,000)
Cash and cash equivalents, beginning of period..........       2,298,000         1,449,000
                                                            ------------      ------------
Cash and cash equivalents, end of period................    $  5,674,000      $    207,000
                                                            ============      ============

Supplementary cash flow information -
   Cash paid during the period for:
      Interest..........................................    $  4,667,000      $  2,272,000
                                                            ============      ============
      Income taxes......................................    $  4,259,000      $  3,111,000
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

      The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2001 and 2000. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2000 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.    Inventories consist of the following:

                                                       APRIL 30,       OCTOBER 31,
                                                         2001              2000
                                                         ----              ----
           Raw Materials........................    $ 25,369,000      $ 22,191,000
           Work-In-Process......................       6,429,000         7,543,000
           Finished Goods.......................      66,443,000        60,300,000
                                                    ------------      ------------
                                                    $ 98,241,000      $ 90,034,000
                                                    ============      ============


3.    Information related to domestic and European operations is as follows:

                                                              SIX MONTHS ENDED APRIL 30,
                                                            ------------------------------
                                                                 2001             2000
                                                                 ----             ----
        Net sales to unaffiliated customers:
         Domestic......................................     $188,967,000      $156,179,000
         Europe........................................      101,064,000        85,889,000
                                                            ------------      ------------
           Consolidated................................     $290,031,000      $242,068,000
                                                            ============      ============

        Gross profit:
         Domestic......................................     $ 70,021,000      $ 57,596,000
         Europe........................................       44,876,000        39,544,000
                                                            ------------      ------------
           Consolidated................................     $114,897,000      $ 97,140,000
                                                            ============      ============

        Operating income:
         Domestic......................................     $ 21,931,000      $ 17,180,000
         Europe........................................       12,690,000        11,520,000
                                                            ------------      ------------
           Consolidated................................     $ 34,621,000      $ 28,700,000
                                                            ============      ============

        Identifiable assets:
         Domestic......................................     $274,299,000      $193,053,000
         Europe........................................      114,958,000        84,970,000
                                                            ------------      ------------
           Consolidated................................     $389,257,000      $278,023,000
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

      For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. All other derivatives are marked to market value with corresponding gains or losses recorded in earnings. As of April 30, 2001, the Company was hedging forecasted transactions expected to occur in the following twelve months. Also included in accumulated other comprehensive income at April 30, 2001 is a charge related to cash flow hedges of the Company's long-term debt that is denominated in Australian dollars, which will be amortized into earnings through fiscal 2005 as the debt matures.

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

      A summary of derivative contracts at April 30, 2001 is as follows:

                                              April 30, 2001
                            ----------------------------------------------------
                              Notional                                    Fair
                               Amount              Maturity               Value
                            ------------    ----------------------   -----------
   British pounds           $ 11,717,000     May 2001 -- Dec 2001    $    76,000
   U.S. dollars               46,400,000     May 2001 -- Dec 2001        201,000
   Australian dollars         21,730,000    Sept 2002 -- Sept 2005      (799,000)
   Interest rate swap         21,875,000           Oct 2004             (224,000)
   Interest rate swap         11,070,000           Jan 2007             (570,000)
                            ------------                             -----------
                            $112,792,000                             $(1,316,000)
                            ============                             ============

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

Net sales for the three months ended April 30, 2001 increased 18.3% to $168,198,000 from $142,139,000 in the comparable period of the prior year. Domestic net sales for the three months ended April 30, 2001 increased 18.0% to $110,392,000 from $93,529,000 in the comparable period of the prior year, and European net sales increased 18.9% to $57,806,000 from $48,610,000 for those same periods. As measured in French Francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 26.6% compared to the prior year. Domestic men's sales increased 10.8% to $55,637,000 from $50,199,000 in the comparable period of the prior year, while domestic women's sales increased 28.6% to $53,654,000 from $41,717,000. In the domestic division, sales of snowboards, boots and bindings amounted to $1,101,000 in the current year's quarter compared to $1,613,000 in the prior year. The domestic men's sales increase came from the Quiksilver Young Mens and Boys divisions and from the Company's new Hawk Clothing business. The domestic women's sales increase came from the Roxy and Raisins divisions. In Europe, men's sales increased 17.7% to $43,471,000 from $36,947,000, while women's sales increased 22.9% to $14,335,000 from $11,663,000. The European mens sales increase came from the Quiksilver Young Mens, Boys and Gotcha divisions. The European womens sales increase came from the Roxy division. These comparisons of sales in Europe are negatively impacted by the strong dollar in comparison to the prior year. As measured in French francs, men's sales increased 25.2% and women's sales increased 30.8%.

The gross profit margin for the three months ended April 30, 2001 decreased to 40.1% from 41.0% in the comparable period of the prior year. The domestic gross profit margin decreased somewhat to 37.4% from 37.6% in the comparable period of the prior year, and the European gross profit margin decreased to 45.3% from 47.5% for those same periods. In the domestic division, the positive gross margin effect of a higher level of sales through company-owned retail stores was offset by an overall change in product mix. Gross profit margins are higher, on a consolidated basis, for sales in company-owned retail stores compared to the Company's normal wholesale distribution. In Europe, the gross profit margin decreased primarily due to higher product costs in the local currency that were not passed along to customers. Product costs increased as goods purchased in U.S. dollars were paid for with a weaker local currency in comparison to previous periods.

Selling, general and administrative expense ("SG&A") for the three months ended April 30, 2001 increased 20.9% to $44,238,000 from $36,604,000 in the comparable period of the prior year. Domestic SG&A increased 25.0% to $28,725,000 from $22,978,000 in the comparable period of the prior year, and European SG&A increased 13.8% to $15,513,000 from $13,626,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. SG&A increased as a percentage of sales domestically primarily due to the operating costs of Quiksilver International, which was acquired in the third quarter of fiscal 2000, and from added company-owned retail stores. In Europe, SG&A decreased as a percentage of sales primarily as a result of general leverage on growth.

Royalty income for the three months ended April 30, 2001 totaled $1,348,000 compared to net royalty expense of $1,130,000 in the comparable period of the prior year. The increase in royalty income came primarily from the acquisition of Quiksilver International, which receives royalties based on sales of Quiksilver products by its licensees in various countries around the world. Royalty expense in the previous year was eliminated with the acquisition.

Interest expense for the three months ended April 30, 2001 increased 119.2% to $2,648,000 from $1,208,000 in the comparable period of the prior year. This increase was primarily due to borrowings to acquire Quiksilver International, and to a lesser extent, borrowings to fund retail investments and working capital growth.

The effective income tax rate for the three months ended April 30, 2001, which is based on current estimates of the annual effective income tax rate, decreased to 38.8% from 41.0% in the comparable period of the prior year. This improvement resulted primarily from a lower overall tax rate for Quiksilver Europe.

As a result of the above factors, net income for the three months ended April 30, 2001 increased 23.6% to $13,981,000 or $0.58 per share on a diluted basis from $11,309,000 or $0.49 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.61 for the three months ended April 30, 2001 from $0.51 in the comparable period of the prior year.


SIX MONTHS ENDED APRIL 30, 2001 COMPARED TO SIX MONTHS ENDED APRIL 30, 2000

Net sales for the six months ended April 30, 2001 increased 19.8% to $290,031,000 from $242,068,000 in the comparable period of the prior year. Domestic net sales for the six months ended April 30, 2001 increased 21.0% to $188,967,000 from $156,179,000 in the comparable period of the prior year, and European net sales increased 17.7% to $101,064,000 from $85,889,000 for those same periods. As measured in French francs, Quiksilver Europe's net sales in the first six months of the current year increased 28.9% compared to the prior year. Domestic men's sales increased 12.3% to $96,145,000 from $85,606,000 in the comparable period of the prior year, while domestic women's sales increased 34.0% to $90,244,000 from $67,329,000. In the domestic division, sales of snowboards, boots and bindings amounted to $2,578,000 in the current year's six-month period compared to $3,244,000 in the prior year. The domestic men's sales increase came from the Quiksilver Young Mens and Boys divisions and from the Company's new Hawk Clothing business. The domestic women's sales increase came from both the Roxy and Raisins divisions. In Europe, men's sales increased 12.0% to $80,333,000 from $71,697,000, while women's sales increased 46.1% to
$20,731,000 from $14,192,000. The European mens sales increase came from the Quiksilver Young Mens, Boys and Gotcha divisions. The European womens sales increase came from the Roxy division. These comparisons of sales in Europe are negatively impacted by the strong dollar in comparison to the prior year. As measured in French francs, men's sales increased 23.1%, and women's sales increased 57.5%.

The gross profit margin for the six months ended April 30, 2001 decreased to 39.6% from 40.1% in the comparable period of the prior year. The domestic gross profit margin increased to 37.1% from 36.9%, and the European gross profit margin decreased to 44.4% from 46.0% for those same periods. The increase in the domestic gross profit margin resulted primarily from a higher level of sales through company-owned retail stores in comparison to the prior year. In Europe, the gross profit margin decreased primarily due to higher product costs in the local currency that were not passed along to customers. Product costs increased as goods purchased in U.S. dollars were paid for with a weaker local currency in comparison to previous periods.

SG&A for the six months ended April 30, 2001 increased 24.1% to $82,750,000 from $66,663,000 in the comparable period of the prior year. Domestic SG&A increased 30.1% to $53,556,000 from $41,160,000 in the comparable period of the prior year, and European SG&A increased 14.5% to $29,194,000 from $25,503,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. SG&A increased as a percentage of sales domestically primarily due to the operating costs of Quiksilver International, which was acquired in the third quarter of fiscal 2000, and from added company-owned retail stores. In Europe, SG&A decreased as a percentage of sales primarily as a result of general leverage on growth.

Royalty income for the six months ended April 30, 2001 totaled $2,474,000 compared to net royalty expense of $1,777,000 in the comparable period of the prior year. The increase in royalty income came primarily from the acquisition of Quiksilver International.

Interest expense for the six months ended April 30, 2001 increased 153.9% to $5,664,000 from $2,231,000 in the comparable period of the prior year. This increase was primarily due to borrowings to acquire Quiksilver International, and to a lesser extent, borrowings to fund retail investments and working capital growth.

The effective income tax rate for the six months ended April 30, 2001, which is based on current estimates of the annual effective income tax rate, decreased to 38.7% from 41.0% in the comparable period of the prior year. This improvement resulted primarily from a lower overall tax rate for Quiksilver Europe.

As a result of the above factors, net income for the six months ended April 30, 2001 increased 14.9% to $17,687,000 or $0.74 per share on a diluted basis from $15,388,000 or $0.66 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.78 for the six months ended April 30, 2001 from $0.69 in the comparable period of the prior year.


FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the six months ended April 30, 2001 was $1,333,000 compared to $4,316,000 in the comparable period of the prior year. The $2,983,000 of additional cash flow from operating activities was primarily due to an increase of $5,644,000 in net income and noncash expenses during the six months ended April 30, 2001 compared to the six months ended April 30, 2000. Cash flows improved $10,028,000 versus the prior year as a result of a smaller increase in trade accounts receivable. However, this improvement was more than offset by $4,855,000 of additional cash used to increase inventories and $9,380,000 to reduce accounts payable.

For the six months ended April 30, 2001, capital expenditures totaled $9,105,000, which is generally consistent with the $9,471,000 in the comparable period of the prior year. These investments include screenprinting and embroidery equipment, investments in Quiksvilles and company-owned Boardriders Clubs, and ongoing investments in computer equipment.

During the six months ended April 30, 2001, net cash provided by financing activities totaled $14,411,000 compared to $12,564,000 in the comparable period of the prior year. Excluding the purchase of treasury stock, the cash provided by financing activities in the current year is generally consistent with the prior year.

The net increase in cash and cash equivalents for the six months ended April 30, 2001 was $3,376,000 compared to a net decrease of $1,242,000 in the comparable period of the prior year. Cash and cash equivalents increased to $5,674,000 at April 30, 2001 from $2,298,000 at October 31, 2000, while working capital increased $20,748,000 or 17.4% to $140,277,000 from $119,529,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 9.6% to $149,442,000 at April 30, 2001 from $136,394,000 at October 31, 2000. Domestic accounts receivable increased 3.2% to $90,170,000 at April 30, 2001 from $87,369,000 at October 31, 2000, and European accounts receivable increased 20.9% to $59,272,000 from $49,025,000 for that same period. These increases in accounts receivable are generally consistent with the increases in net sales but fluctuate somewhat due to differences in the timing of shipments in comparison to previous periods.

Consolidated inventories increased 9.1% to $98,241,000 at April 30, 2001 from $90,034,000 at October 31, 2000. Domestic inventories increased 5.9% to $77,157,000 from $72,860,000 at October 31, 2000, and European inventories increased 22.8% to $21,084,000 from $17,174,000 for that same period. Domestic inventories at April 30, 2001 were higher in comparison to April 30, 2000 to support planned in-season sales in the second half of the fiscal year. The increase in European inventories in comparison to April 30, 2000 is generally consistent with the increase in sales.

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

To allow for such losses, the Company establishes reserves for doubtful accounts to reduce the value of its receivables. Management believes that the allowance for doubtful accounts at April 30, 2001 is adequate to cover anticipated losses. Throughout the year, the Company monitors developments regarding its major customers. However, if customers experience unforeseen, material financial difficulties, this could have an adverse impact on the Company's profits.


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

European net sales increased 26.6% in French francs during the three months ended April 30, 2001 compared to the three months ended April 30, 2000. As measured in U.S. dollars and reported in the Company's financial statements, European net sales increased only 18.9% as a result of a stronger U.S. dollar versus the euro and French franc in comparison to the prior year. Thus far in the Company's third quarter, the dollar continues to be stronger relative to the euro and French franc in comparison to the prior year.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Stockholders was held on March 30, 2001. At the Annual Meeting, the following directors were elected to serve on the Company's Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

                                                      Votes          Votes
                                                       For         Withheld
                                                    ----------    ---------
        Robert B. McKnight, Jr.                     21,382,476      570,637
        William M. Barnum, Jr.                      21,382,476      570,637
        Charles E. Crowe                            21,382,476      570,637
        Michael H. Gray                             21,382,476      570,637
        Harry Hodge                                 19,919,682    2,033,431
        Robert G. Kirby                             21,355,396      597,717
        Tom Roach                                   21,382,476      570,637


In addition, the amendment of the Company's 2000 Stock Incentive Plan was approved by the stockholders with 18,919,149 votes for, 2,924,002 votes against, and 109,962 votes abstained.


Item 6. Exhibits and Reports on Form 8K.


      (a)   Exhibits

            None


      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended April 30, 2001.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUIKSILVER, INC., a Delaware corporation


June 13, 2001                           /s/ Steven L. Brink
                                        ----------------------------------------
                                        Steven L. Brink
                                        Chief Financial Officer and Treasurer
                                        (Principal Accounting Officer)