Form 10-Q
period 2001-07-31
QUIKSILVER INC
filed 2001-09-14
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-15131


                                QUIKSILVER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                             33-0199426
(State or other jurisdiction o                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


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

           The number of shares outstanding of issuer's Common Stock, par value $0.01 per share, at
                              September 7, 2001 was
                                   23,164,183

                                QUIKSILVER, INC.

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
           July 31, 2001 and October 31, 2000........................      2

         Condensed Consolidated Statements of Income
           Three Months Ended July 31, 2001 and 2000.................      3

         Condensed Consolidated Statements of Income
           Nine Months Ended July 31, 2001 and 2000..................      4

         Condensed Consolidated Statements of Comprehensive Income
           Nine Months Ended July 31, 2001 and 2000..................      4

         Condensed Consolidated Statements of Cash Flows
           Nine Months Ended July 31, 2001 and 2000..................      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      8


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.............................     12

SIGNATURE............................................................     12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                QUIKSILVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   JULY 31,        OCTOBER 31,
                                                                    2001              2000
                                                                -------------     -------------
                              ASSETS
Current assets:
   Cash and cash equivalents ...............................    $   1,774,000     $   2,298,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $4,063,000 (2001)
      and $5,090,000 (2000) ................................      149,221,000       136,394,000
    Other receivables ......................................        6,557,000         5,654,000
    Inventories ............................................      125,508,000        90,034,000
    Prepaid expenses and other current assets ..............       10,491,000         8,993,000
                                                                -------------     -------------
         Total current assets ..............................      293,551,000       243,373,000

Property and equipment, less accumulated depreciation and
   amortization of $31,325,000 (2001) and $23,211,000 (2000)       54,187,000        49,834,000
Trademark, less accumulated amortization of
   $4,265,000 (2001) and $2,825,000 (2000) .................       46,727,000        43,566,000
Goodwill, less accumulated amortization of
   $6,641,000 (2001) and $6,022,000 (2000) .................       19,099,000        18,962,000
Other assets ...............................................        4,097,000         3,007,000
                                                                -------------     -------------
         Total assets ......................................    $ 417,661,000     $ 358,742,000
                                                                =============     =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit .........................................    $  70,338,000     $  49,203,000
   Accounts payable ........................................       38,423,000        40,642,000
   Accrued liabilities .....................................       24,057,000        22,568,000
   Current portion of long-term debt .......................        9,629,000         9,428,000
   Income taxes payable ....................................        4,587,000         2,003,000
                                                                -------------     -------------
         Total current liabilities .........................      147,034,000       123,844,000

Long-term debt .............................................       57,460,000        57,284,000
                                                                -------------     -------------
         Total liabilities .................................      204,494,000       181,128,000
                                                                -------------     -------------

Stockholders' equity
   Preferred stock, $.01 par value, authorized
      shares - 5,000,000; issued and outstanding
      shares - none ........................................               --                --
   Common stock, $.01 par value, authorized
      shares - 30,000,000; issued and outstanding
      shares - 23,885,483 (2001) and 23,234,036 (2000) .....          239,000           232,000
   Additional paid-in-capital ..............................       52,551,000        42,833,000
   Treasury stock, 721,300 shares ..........................       (6,778,000)       (6,778,000)
   Retained earnings .......................................      179,068,000       153,426,000
   Accumulated other comprehensive loss ....................      (11,913,000)      (12,099,000)
                                                                -------------     -------------
         Total stockholders' equity ........................      213,167,000       177,614,000
                                                                -------------     -------------
         Total liabilities and stockholders' equity ........    $ 417,661,000     $ 358,742,000
                                                                =============     =============


            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED JULY 31,
                                                  -------------------------------
                                                       2001              2000
                                                  -------------     -------------
Net sales ....................................    $ 155,259,000     $ 122,011,000
Cost of goods sold ...........................       96,381,000        75,226,000
                                                  -------------     -------------
   Gross profit ..............................       58,878,000        46,785,000
                                                  -------------     -------------
Operating expenses:
   Selling, general and administrative expense       44,887,000        34,194,000
   Royalty income ............................       (1,397,000)         (888,000)
   Royalty expense ...........................               --           550,000
                                                  -------------     -------------
      Total operating expenses ...............       43,490,000        33,856,000
                                                  -------------     -------------
Operating income .............................       15,388,000        12,929,000

Interest expense .............................        2,514,000         1,713,000
Foreign currency (gain) loss .................         (272,000)          101,000
Other expense ................................          149,000           131,000
                                                  -------------     -------------
Income before provision for income taxes .....       12,997,000        10,984,000

Provision for income taxes ...................        5,042,000         4,314,000
                                                  -------------     -------------
Net income ...................................    $   7,955,000     $   6,670,000
                                                  =============     =============

Net income per share .........................    $        0.34     $        0.30
                                                  =============     =============

Net income per share, assuming dilution ......    $        0.33     $        0.29
                                                  =============     =============

Weighted average common shares outstanding ...       23,131,000        22,460,000
                                                  =============     =============

Weighted average common shares outstanding,
   assuming dilution .........................       24,279,000        23,215,000
                                                  =============     =============


            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED JULY 31,
                                                   -------------------------------
                                                        2001              2000
                                                   -------------     -------------
Net sales ....................................     $ 445,290,000     $ 364,079,000
Cost of goods sold ...........................       271,515,000       220,154,000
                                                   -------------     -------------
   Gross profit ..............................       173,775,000       143,925,000
                                                   -------------     -------------
Operating expenses:
   Selling, general and administrative expense       127,637,000       100,857,000
   Royalty income ............................        (3,871,000)       (2,010,000)
   Royalty expense ...........................                --         3,449,000
                                                   -------------     -------------
      Total operating expenses ...............       123,766,000       102,296,000
                                                   -------------     -------------
Operating income .............................        50,009,000        41,629,000

Interest expense .............................         8,178,000         3,944,000
Foreign currency (gain) loss .................          (409,000)          224,000
Other expense ................................           382,000           391,000
                                                   -------------     -------------
Income before provision for income taxes .....        41,858,000        37,070,000

Provision for income taxes ...................        16,216,000        15,012,000
                                                   -------------     -------------
Net income ...................................     $  25,642,000     $  22,058,000
                                                   =============     =============

Net income per share .........................     $        1.12     $        0.99
                                                   =============     =============

Net income per share, assuming dilution ......     $        1.06     $        0.95
                                                   =============     =============

Weighted average common shares outstanding ...        22,884,000        22,392,000
                                                   =============     =============

Weighted average common shares outstanding,
   assuming dilution .........................        24,084,000        23,189,000
                                                   =============     =============

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED JULY 31,
                                                    -----------------------------
                                                        2001             2000
                                                    ------------     ------------
Net income .....................................    $ 25,642,000     $ 22,058,000
Other comprehensive gain (loss) --
   Foreign currency translation adjustment .....         958,000       (4,824,000)
   Net unrealized loss on derivative instruments      (1,635,000)              --
   Income tax effects ..........................         863,000               --
                                                    ------------     ------------
Comprehensive income ...........................    $ 25,828,000     $ 17,234,000
                                                    ============     ============

            See notes to condensed consolidated financial statements.

                                QUIKSILVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED JULY 31,
                                                                  ---------------------------
                                                                      2001           2000
                                                                  ------------   ------------
Cash flows from operating activities:
   Net income ..................................................  $ 25,642,000   $ 22,058,000
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization .........................    10,175,000      7,189,000
         Provision for doubtful accounts .......................     3,143,000      2,348,000
         Accretion of interest expense .........................     1,179,000        137,000
         Loss on sale of fixed assets ..........................        22,000         79,000
         Foreign currency gain .................................      (266,000)            --
         Changes in operating assets and liabilities,
            net of effects from the purchase of Quiksilver
            International:
            Trade accounts receivable ..........................   (14,563,000)   (10,162,000)
            Other receivables ..................................       553,000     (1,922,000)
            Inventories ........................................   (35,234,000)   (13,631,000)
            Prepaid expenses and other current assets ..........    (1,637,000)    (2,389,000)
            Other assets .......................................      (385,000)    (2,860,000)
            Accounts payable ...................................    (2,687,000)       319,000
            Accrued liabilities ................................    (1,477,000)     1,750,000
            Income taxes payable ...............................     6,332,000      6,471,000
                                                                  ------------   ------------
            Net cash (used in) provided by operating activities     (9,203,000)     9,387,000

Cash flows from investing activities:
   Proceeds from sales of fixed assets .........................        81,000          2,000
   Capital expenditures and other business acquisitions ........   (13,192,000)   (13,530,000)
   Acquisition of Quiksilver International, net of cash acquired            --    (23,453,000)
                                                                  ------------   ------------
            Net cash used in investing activities ..............   (13,111,000)   (36,981,000)

Cash flows from financing activities:
   Borrowings on lines of credit ...............................    68,084,000     56,200,000
   Payments on lines of credit .................................   (46,732,000)   (48,744,000)
   Borrowings on long-term debt ................................     2,887,000     40,408,000
   Payments on long-term debt ..................................    (8,006,000)   (16,026,000)
   Proceeds from stock option exercises ........................     5,824,000      3,319,000
   Purchase of treasury stock ..................................            --     (3,724,000)
                                                                  ------------   ------------
            Net cash provided by financing activities ..........    22,057,000     31,433,000
Effect of exchange rate changes on cash ........................      (267,000)      (127,000)
                                                                  ------------   ------------
Net (decrease) increase in cash and cash equivalents ...........      (524,000)     3,712,000
Cash and cash equivalents, beginning of period .................     2,298,000      1,449,000
                                                                  ------------   ------------
Cash and cash equivalents, end of period .......................  $  1,774,000   $  5,161,000
                                                                  ============   ============

Supplementary cash flow information:
  Cash paid during the period for:
      Interest .................................................  $  6,695,000   $  3,679,000
                                                                  ============   ============
      Income taxes .............................................  $  9,243,000   $  8,675,000
                                                                  ============   ============
   Non-cash investing and financing activity --
      Deferred purchase price obligations ......................  $  4,267,000   $ 18,054,000
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

     The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 2001 and 2000. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2000 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.   Inventories consist of the following:

                                               JULY 31,      OCTOBER 31,
                                                 2001           2000
                                             ------------    -----------

          Raw Materials .................    $ 26,043,000    $22,191,000
          Work-In-Process................       6,583,000      7,543,000
          Finished Goods.................      92,882,000     60,300,000
                                             ------------    -----------
                                             $125,508,000    $90,034,000
                                             ============    ===========

3.   Information related to domestic and European operations is as follows:

                                              NINE MONTHS ENDED JULY 31,
                                             ----------------------------
                                                 2001            2000
                                             ------------    ------------
     Net sales to unaffiliated customers:
       Domestic .........................    $290,477,000    $236,150,000
       Europe ...........................     154,813,000     127,929,000
                                             ------------    ------------
          Consolidated ..................    $445,290,000    $364,079,000
                                             ============    ============

     Gross profit:
       Domestic .........................    $106,390,000    $ 86,936,000
       Europe ...........................      67,385,000      56,989,000
                                             ------------    ------------
          Consolidated ..................    $173,775,000    $143,925,000
                                             ============    ============

     Operating income:
       Domestic .........................    $ 32,640,000    $ 26,470,000
       Europe ...........................      17,369,000      15,159,000
                                             ------------    ------------
          Consolidated ..................    $ 50,009,000    $ 41,629,000
                                             ============    ============

     Identifiable assets:
       Domestic .........................    $289,514,000    $236,396,000
       Europe ...........................     128,147,000      93,950,000
                                             ------------    ------------
          Consolidated ..................    $417,661,000    $330,346,000
                                             ============    ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

     For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. All other derivatives are marked to market value with corresponding gains or losses recorded in earnings. As of July 31, 2001, the Company was hedging forecasted transactions expected to occur in the following twelve months. Also included in accumulated other comprehensive income at July 31, 2001 is a charge related to cash flow hedges of the Company's long-term debt that is denominated in Australian dollars, which will be amortized into earnings through fiscal 2005 as the debt matures.

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

     A summary of derivative contracts at July 31, 2001 is as follows:

                                                 July 31, 2001
                              ----------------------------------------------------
                                Notional                                  Fair
                                 Amount             Maturity              Value
                              ------------          --------           -----------
   British pounds             $ 20,253,000     Aug 2001 - Apr 2001     $   211,000
   U.S. dollars                 51,200,000     Aug 2001 - Dec 2001         447,000
   Australian dollars           21,730,000    Sept 2002 - Sept 2005     (1,121,000)
   Interest rate swap           20,312,000           Oct 2004             (390,000)
   Interest rate swap           10,762,000           Jan 2007             (677,000)
                              ------------                             -----------
                              $124,257,000                             $(1,530,000)
                              ============                             ===========

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

Net sales for the three months ended July 31, 2001 increased 27.3% to $155,259,000 from $122,011,000 in the comparable period of the prior year. Domestic net sales for the three months ended July 31, 2001 increased 26.9% to $101,510,000 from $79,971,000 in the comparable period of the prior year, and European net sales increased 27.9% to $53,749,000 from $42,040,000 for those same periods. As measured in French francs, Quiksilver Europe's functional currency, net sales in the current year's quarter increased 38.4% compared to the prior year. Domestic men's sales increased 18.3% to $57,430,000 from $48,548,000 in the comparable period of the prior year, while domestic women's sales increased 44.6% to $41,047,000 from $28,378,000. In the domestic division, sales of snowboards, boots and bindings amounted to $3,033,000 in the current year's quarter compared to $3,045,000 in the prior year. The domestic men's sales increase came from the Quiksilver Young Mens and Boys divisions, Quiksilveredition and from the Company's new Hawk Clothing and Fidra businesses. The domestic women's sales increase came from the Roxy division. In Europe, men's sales increased 17.3% to $41,762,000 from $35,608,000, while women's sales increased 86.4% to $11,987,000 from $6,432,000. The European men's sales increase came from the Quiksilver Young Mens, Boys and Gotcha divisions. The European women's sales increase came from the Roxy division. These comparisons of sales in Europe were negatively impacted by the strong dollar in comparison to the prior year. As measured in French francs, European men's sales increased 27.0% and European women's sales increased 101.7%.

The gross profit margin for the three months ended July 31, 2001 decreased to 37.9% from 38.3% in the comparable period of the prior year. The domestic gross profit margin decreased to 35.8% from 36.7% in the comparable period of the prior year, while the European gross profit margin increased to 41.9% from 41.5% for those same periods. In the domestic division, the positive gross margin effect of a higher level of sales through company-owned retail stores was more than offset by lower gross margins on off-price and clearance sales. Gross profit margins are higher, on a consolidated basis, for sales in company-owned retail stores compared to the Company's normal wholesale distribution. In Europe, the gross profit margin increased primarily due to a higher level of sales through company-owned retail stores, which was partially offset by higher product costs in the local currency that were not passed along to customers. Product costs increased as goods purchased in U.S. dollars were paid for with a weaker local currency in comparison to previous periods.

Selling, general and administrative expense ("SG&A") for the three months ended July 31, 2001 increased 31.3% to $44,887,000 from $34,194,000 in the comparable period of the prior year. Domestic SG&A increased 32.6% to $28,593,000 from $21,565,000 in the comparable period of the prior year, and European SG&A increased 29.0% to $16,294,000 from $12,629,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. SG&A increased as a percentage of sales domestically primarily due to the operating costs of additional company-owned retail stores and the operating costs of Quiksilver International, which was acquired during the third quarter of fiscal 2000. SG&A increased as a percentage of sales in Europe also due primarily to the operating costs of additional company-owned retail stores.

Royalty income for the three months ended July 31, 2001 totaled $1,397,000 versus net royalty income of $338,000 in the comparable period of the prior year. This increase in royalty income came from the acquisition of Quiksilver International, which receives royalties based on sales of Quiksilver products by its licensees in various countries around the world. Royalty expense in the previous year was eliminated with the acquisition, which was effective July 1, 2000.

Interest expense for the three months ended July 31, 2001 increased 46.8% to $2,514,000 from $1,713,000 in the comparable period of the prior year. This increase was primarily due to borrowings to acquire Quiksilver International, and to a lesser extent, borrowings to fund retail investments and working capital growth.

The effective income tax rate for the three months ended July 31, 2001, which is based on current estimates of the annual effective income tax rate, decreased to 38.8% from 39.3% in the comparable period of the prior year. This improvement resulted primarily from an expected lower overall tax rate for Quiksilver Europe.

As a result of the above factors, net income for the three months ended July 31, 2001 increased 19.3% to $7,955,000 or $0.33 per share on a diluted basis from $6,670,000 or $0.29 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.34 for the three months ended July 31, 2001 from $0.30 in the comparable period of the prior year.

NINE MONTHS ENDED JULY 31, 2001 COMPARED TO NINE MONTHS ENDED JULY 31, 2000

Net sales for the nine months ended July 31, 2001 increased 22.3% to $445,290,000 from $364,079,000 in the comparable period of the prior year. Domestic net sales for the nine months ended July 31, 2001 increased 23.0% to $290,477,000 from $236,150,000 in the comparable period of the prior year, and European net sales increased 21.0% to $154,813,000 from $127,929,000 for those same periods. As measured in French francs, Quiksilver Europe's net sales in the first nine months of the current year increased 32.1% compared to the prior year. Domestic men's sales increased 14.5% to $153,575,000 from $134,154,000 in the comparable period of the prior year, while domestic women's sales increased 37.2% to $131,291,000 from $95,707,000. In the domestic division, sales of snowboards, boots and bindings amounted to $5,611,000 in the current year's nine-month period compared to $6,289,000 in the prior year. The domestic men's sales increase came from Quiksilver Young Mens and Boys divisions, the Snow division and from the Company's new Hawk Clothing and Fidra businesses. The domestic women's sales increase came from both the Roxy and Raisins divisions. In Europe, men's sales increased 13.8% to $122,095,000 from $107,306,000, while women's sales increased 58.6% to $32,718,000 from $20,623,000. The European men's sales increase came from the Quiksilver Young Mens and Boys divisions, and the Gotcha division. The European women's sales increase came from the Roxy division. These comparisons of sales in Europe were negatively impacted by the strong dollar in comparison to the prior year. As measured in French francs, European men's sales increased 24.4% and European women's sales increased 71.7%.

The gross profit margin for the nine months ended July 31, 2001 decreased to 39.0% from 39.5% in the comparable period of the prior year. The domestic gross profit margin decreased somewhat to 36.6% from 36.8% in the comparable period of the prior year, while the European gross profit margin decreased to 43.5% from 44.5% for those same periods. In the domestic division, the positive gross margin effect of a higher level of sales through company-owned retail stores was more than offset by lower gross margins on off-price and clearance sales in the third quarter of the current year. In Europe, the positive gross profit margin effect of a higher level of sales through company-owned retail stores was more than offset by higher product costs in the local currency that were not passed along to customers. Product costs increased as goods purchased in U.S. dollars were paid for with a weaker local currency in comparison to previous periods.

SG&A for the nine months ended July 31, 2001 increased 26.6% to $127,637,000 from $100,857,000 in the comparable period of the prior year. Domestic SG&A increased 31.0% to $82,149,000 from $62,725,000 in the comparable period of the prior year, and European SG&A increased 19.3% to $45,488,000 from $38,132,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel costs related to increased sales volume. SG&A increased as a percentage of sales domestically primarily due to the operating costs of Quiksilver International, which was acquired in the third quarter of fiscal 2000, and from additional company-owned retail stores. In Europe, SG&A decreased as a percentage of sales as the incremental operating costs of company-owned retail stores were more than offset by general leverage on growth.

Royalty income for the nine months ended July 31, 2001 totaled $3,871,000 compared to net royalty expense of $1,439,000 in the comparable period of the prior year. The increase in royalty income came primarily from the acquisition of Quiksilver International.

Interest expense for the nine months ended July 31, 2001 increased 107.4% to $8,178,000 from $3,944,000 in the comparable period of the prior year. This increase was primarily due to borrowings to acquire Quiksilver International, and to a lesser extent, borrowings to fund retail investments and working capital growth.

The effective income tax rate for the nine months ended July 31, 2001, which is based on current estimates of the annual effective income tax rate, decreased to 38.7% from 40.5% in the comparable period of the prior year. This improvement resulted primarily from an expected lower overall tax rate for Quiksilver Europe.

As a result of the above factors, net income for the nine months ended July 31, 2001 increased 16.2% to $25,642,000 or $1.06 per share on a diluted basis from $22,058,000 or $0.95 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $1.12 for the nine months ended July 31, 2001 from $0.99 in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash used in operating activities for the nine months ended July 31, 2001 totaled $9,203,000 compared to cash provided by operating activities of $9,387,000 in the comparable period of the prior year. The $8,084,000 increase in net income and non-cash expenses was more than offset by the $24,609,000 increase in inventories net of changes in accounts payable.

For the nine months ended July 31, 2001, cash used for capital expenditures and business acquisitions totaled $13,192,000, which was down slightly from the $13,530,000 used for capital expenditures in the comparable period of the prior year. These investments include company-owned Boardriders Clubs and Quiksvilles, screenprinting and embroidery equipment, and ongoing investments in computer and warehouse equipment. Additionally in the prior year, $23,453,000 was used for the acquisition of Quiksilver International.

During the nine months ended July 31, 2001, net cash provided by financing activities decreased 29.8% to $22,057,000 compared to $31,433,000 in the comparable period of the prior year. The additional cash used by operating activities was more than offset by the decrease in cash used in investing activities.

Effective July 1, 2000, the Company acquired Quiksilver International, an Australian company that owns the worldwide trademark rights to the "Quiksilver" brand name (other than in the United States, Mexico and Puerto Rico where those rights were already owned by the Company.) The initial purchase price was $23,880,000, which includes cash consideration of $23,380,000 and transaction costs of $500,000. Under the terms of the purchase agreement, two additional payments will be made, one at the end of fiscal 2002 and one at the end of fiscal 2005. Such deferred purchase price payments will be contingent on the computed earnings of Quiksilver International through June 30, 2005. The deferred purchase price payments, which were estimated and discounted to present value, initially totaled $18,054,000. In the third quarter of the current year, the estimated deferred purchase price payment due at the end of fiscal 2002 was increased by $4,267,000 as a result of Quiksilver International's operations through June 30, 2001.

The deferred purchase price obligations are reflected in the Condensed Consolidated Balance Sheet as a component of long-term debt. Noncash interest expense is recorded to reflect the calculated financing costs associated with the deferred purchase price obligations.

Cash and cash equivalents decreased $524,000 for the nine months ended July 31, 2001 compared to an increase of $3,712,000 in the comparable period of the prior year. Working capital increased $26,988,000 or 22.6% to $146,517,000 at July 31, 2001 from $119,529,000 at October 31, 2000. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 9.4% to $149,221,000 at July 31, 2001 from $136,394,000 at October 31, 2000. Domestic accounts receivable increased 0.1% to $87,433,000 at July 31, 2001 from $87,369,000 at October 31, 2000, and European accounts receivable increased 26.0% to $61,788,000 from $49,025,000 for that same period. These increases in accounts receivable are generally consistent with the increases in net sales but fluctuate somewhat due to differences in the timing of shipments in comparison to previous periods.

Consolidated inventories increased 39.4% to $125,508,000 at July 31, 2001 from $90,034,000 at October 31, 2000. Domestic inventories increased 28.2% to $93,388,000 from $72,860,000 at October 31, 2000, and European inventories increased 87.0% to $32,120,000 from $17,174,000 for that same period. Inventory turnover decreased as of July 31, 2001 in comparison to October 31, 2000 primarily due to early receipts of holiday season product in comparison to the prior year.

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

To allow for such losses, the Company establishes reserves for doubtful accounts to reduce the value of its receivables. Management believes that the allowance for doubtful accounts at July 31, 2001 is adequate to cover anticipated losses. Throughout the year, the Company monitors developments regarding its major customers. However, if customers experience unforeseen, material financial difficulties, this could have an adverse impact on the Company's profits.

FOREIGN CURRENCY

The Company's foreign currency risks are discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 2000 in Item 7a.

Quiksilver Europe's statements of income are translated from French francs into U.S. dollars at average exchange rates in effect during the reporting period. When the French franc and euro strengthen compared to the U.S. dollar there is a positive effect on Quiksilver Europe's results as reported in the Company's Consolidated Financial Statements. Conversely, when the U.S. dollar strengthens, there is a negative effect.

European net sales increased 38.4% in French francs during the three months ended July 31, 2001 compared to the three months ended July 31, 2000. As measured in U.S. dollars and reported in the Company's financial statements, European net sales increased only 27.9% as a result of a stronger U.S. dollar versus the French franc and euro in comparison to the prior year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 on the date of implementation of this standard. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These standards must be adopted by the Company by its fiscal year ending October 31, 2002. The Company is currently evaluating the impact of these standards on its financial statements.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.


         (a) Exhibits

             None

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended July 31, 2001.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUIKSILVER, INC., a Delaware corporation


September 14, 2001                     /s/ Steven L. Brink
                                       -----------------------------------------
                                           Steven L. Brink
                                           Chief Financial Officer and Treasurer
                                           (Principal Accounting Officer)