Form 10-K
period 2001-10-31
QUIKSILVER INC
filed 2002-01-29
CIK 805305

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

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

           Securities registered pursuant to Section 12(b) of the Act:

            Title of                             Name of each exchange
           each class                            on which registered
           ----------                            -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of January 18, 2002 was approximately $410,000,000 based on the number of shares outstanding on such date and the last sale price for the Common Stock on such date of $17.70 as reported by the New York Stock Exchange.

     As of January 18, 2002, there were 23,218,903 shares of the Registrant's Common Stock issued and outstanding.

     PART III is incorporated by reference from the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of October 31, 2001.


================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.  BUSINESS
         Introduction......................................................  1
         Forward-Looking Statements........................................  1
         Products and Brands...............................................  2
         Product Design....................................................  3
         Promotion and Advertising.........................................  3
         Customers and Sales...............................................  4
         Retail Concepts...................................................  6
         Seasonality.......................................................  7
         Production and Raw Materials......................................  7
         Imports and Import Restrictions...................................  8
         Trademark License Agreements......................................  9
         Competition.......................................................  9
         Employees......................................................... 10
         Research and Development.......................................... 10
         Environmental Matters............................................. 10
         Acquisitions...................................................... 10
Item 2.  PROPERTIES........................................................ 11
Item 3.  LEGAL PROCEEDINGS................................................. 11
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 11

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS............................................... 12
Item 6.  SELECTED FINANCIAL DATA........................................... 13
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................... 14
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS....... 21
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 22
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE............................... 22

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 23
Item 11. EXECUTIVE COMPENSATION............................................ 23
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.................................................... 23
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 23

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.......................................................... 24

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................. 25
SIGNATURES................................................................. 44

                                     PART I

ITEM 1. BUSINESS

References to the "Registrant" or the "Company" are to Quiksilver, Inc., a Delaware corporation, and its wholly-owned subsidiaries unless the context indicates otherwise.

INTRODUCTION

The Company designs, produces and distributes clothing, accessories and related products for active-minded people and develops brands that represent a casual lifestyle--driven from a boardriding heritage. Quiksilver's primary focus is apparel for young men and young women under the Quiksilver, Roxy, Raisins, Radio Fiji, Hawk Clothing and Gotcha (Europe) labels. Quiksilver also manufactures apparel for boys (Quiksilver Boys and Hawk Clothing), girls (Teenie Wahine and Raisins Girls), men (Quiksilveredition) and women (Leilani swimwear), as well as snowboards, snowboard boots and bindings under the Lib Technologies, Gnu, Supernatural Manufacturing and Bent Metal labels.

The Company generates sales primarily in the United States and Europe and collects royalties from various licensees around the world. Distribution is based in surf shops and specialty stores that provide an outstanding retail experience for their customers. The Company's account base is different depending on the brand and demographic group being served. Just over half of the Company's domestic products are manufactured in the United States. The balance is imported. The majority of the Company's European products are manufactured in Asia. Sales are included as either domestic or European based on which division produced and shipped the product.

Since acquiring Quiksilver International Pty Ltd, an Australian company ("Quiksilver International"), in July 2000 (See "Acquisitions" on page 10), the Company owns all international rights to use the Quiksilver trademarks. Prior to this acquisition, the Company owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International to use the Quiksilver trademarks in other countries and territories.

The Company collects royalties from licensees that manufacture and distribute approved clothing, accessories and related products in various countries and territories around the world using the Quiksilver and Roxy trademarks. These licensees also can buy products from the Company. Certain licensees have been granted rights to particular product groups or markets only, such as watches, eyewear and outlet stores.

The Company was incorporated in 1976 and was reincorporated in Delaware in 1986. With a fiscal year that ends on October 31, references to fiscal 2001, fiscal 2000 or fiscal 1999 refer to the years ended October 31, 2001, 2000 or 1999, respectively.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words "believes", "anticipates", "expects", "estimates" and similar expressions are intended to identify, in certain cases, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the predicted results. Such factors include, among others, the following:

        -   General economic and business conditions

        -   The acceptance in the marketplace of new products

        - The availability of outside contractors at prices favorable to the Company

        - The ability to source raw materials at prices favorable to the Company

        -   Currency fluctuations

        -   Changes in business strategy or development plans

        -   Availability of qualified personnel

        - Changes in political, social and economic conditions and local regulations, particularly in Europe and Asia

        - Other factors outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company

Given these uncertainties, investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

PRODUCTS AND BRANDS

The Company's domestic business began by selling Quiksilver boardshorts to surfers in the United States in the 1970's. Since that time, the Company's product lines have been greatly expanded, and the Company has added many brands to its portfolio to address a wide variety of consumers.

The Company's Quiksilver product line now includes shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear, hats, backpacks and other accessories. Watches and eyewear are produced by licensees. Quiksilver has also expanded demographically and currently includes Young Mens, Boys and Toddlers. Quiksilveredition is the Company's brand targeted at men.

Roxy was introduced in fiscal 1991 and includes a full range of sportswear, swimwear, footwear, backpacks, fragrance, beauty care, bedroom furnishings and other accessories for young women. Through fiscal 1997, Roxy included Juniors sizes only, but was then expanded as Teenie Wahine and in 2001 as Roxy Girl into the Girls categories.

The swimwear labels Raisins, Radio Fiji and Leilani were added in fiscal 1994 when the Company acquired The Raisin Company, Inc. Raisins and Radio Fiji are labels in the Juniors category, while Leilani is a contemporary label. The Raisins division also produces private label swimwear.

The Company entered the snowboard market through its acquisition of Mervin Manufacturing, Inc. ("Mervin") effective July 1, 1997. Mervin manufactures the Lib Technologies, Gnu and Supernatural Manufacturing brands of snowboards and accessories, and makes Bent Metal snowboard bindings. Mervin introduced Gnu snowboard boots and bindings in fiscal 1999 and Supernatural Manufacturing in fiscal 2001.

The Hawk Clothing brand was added to the Company's portfolio in fiscal 2000 with the acquisition of Hawk Designs, Inc. The Company owns the rights to use Tony Hawk, a skateboarding icon, with apparel, related accessories and retail stores.

Also in fiscal 2000, the Company added Gotcha to its European labels through its acquisition of Freestyle, S.A., the European licensee of the Gotcha trademark. A new license agreement, which continues through 2015, was negotiated as part of the acquisition.

The Company entered the golf apparel business in fiscal 2000 with a new brand, Fidra. Fidra was a startup business that the Company acquired from its originator, John Ashworth. Initial shipments began in the third quarter of fiscal 2001.

The following table shows the approximate percentage of sales attributable to each of the Company's major product categories during the last three fiscal years.

                                                                   PERCENTAGE OF SALES
                                                                  ----------------------
        PRODUCTS                                                  2001     2000     1999
        --------                                                  ----     ----     ----
        T-Shirts ...............................................   21%      20%      18%
        Accessories ............................................   13       14       13
        Shirts .................................................   10       11       13
        Pants ..................................................   10        9        9
        Jackets and sweaters ...................................   10        8        9
        Swimwear, excluding boardshorts ........................    9        9        9
        Fleece .................................................    6        7        8
        Shorts .................................................    6        6        7
        Boardshorts ............................................    4        6        6
        Tops and dresses .......................................    4        4        5
        Snowboards, snowboard boots, bindings and accessories ..    2        3        3
        Other ..................................................    5        3        0
                                                                  ---      ---      ---
           Total ...............................................  100%     100%     100%
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

The Company believes that the domestic retail prices for its apparel products range from approximately $18 for a t-shirt and $42 to $47 for a typical short to $200 for a typical snowboard jacket. For its Quiksilver Europe products, retail prices range from approximately $26 for a t-shirt and about $50 for a typical short to $140 for a typical snowboard jacket. Additionally, the Company believes that domestic retail prices for its snowboards range from approximately $250 to $475 and in Europe up to approximately $500.

PRODUCT DESIGN

The Company's products are designed for active-minded people who live a casual lifestyle. Innovative design, active fabrics and quality of workmanship are emphasized. The vast majority of the Company's products are designed by the Company, with the Company's management actively involved in product design. Design concepts are primarily based on the Company's own research, development and design activities in the U.S. and Europe. With the acquisition of Quiksilver International, the Company and its international licensees have formalized a process whereby they share designs, art, fabrics, samples and patterns for new products sold under the Quiksilver and Roxy names.

PROMOTION AND ADVERTISING

The Company's history is in the sport of surfing and the beach culture, and it has developed brands that represent a casual lifestyle that is driven from a boardsports heritage. Throughout its history, the Company has always maintained a strong marketing, advertising and distribution presence in the surfing world as well as other youth boardriding marketplaces. The Company's strategy is to continue to promote its core image associated with surfing and other boardriding activities. The Company believes the Quiksilver image, innovation and reputation for quality and style has facilitated, and will continue to facilitate, the introduction and acceptance of new products.

The Company's three-decade history of authenticity, product and core marketing at the grass-roots level are the foundations of the Quiksilver label. The Company believes that continued product diversification, development of other labels and strong core distribution allow the Company to reach other markets beyond its roots. The Company currently reaches into the youth, active, outdoor and individual sports markets. These markets include males and females, young people (4 - 20 years of age) and older people (20 - 50 years of age).

Many of the Company's managers, employees and independent sales representatives are involved in surfing, snowboarding, skateboarding and other sporting activities just like retail consumers in the Company's core market. The Company believes this increases its understanding of the end users of its products, while enhancing the Quiksilver image and providing valuable insights into product design.

An important marketing vehicle for the Company is the sponsorship of high profile athletes in outdoor, individual sports, including surfing, snowboarding, skateboarding and windsurfing. Many of these athletes have achieved world champion status in their respective sports and are used in the Company's print images, which adds to its authentic image.

The Company advertises in core magazines such as Surfer, Surfing, Skateboard and Transworld Snowboarding in the United States and Wind, Snowboard and Surf Session in Europe. The ad campaign also includes national publications in the United States, such as Spin, Seventeen and Teen People, and mainstream publications in various European countries such as L'Equipe, GQ, Viajes N.G. and Focus. The Company also participates in trade shows, which are held throughout the United States and Europe.

In addition to print media, the Company's core marketing includes surf, snowboard and skateboard contests in the markets where it distributes product. The Company believes that these events reinforce the Company's image as an authentic, core brand among surfers and nonsurfers alike. Each winter, if surfing conditions are appropriate, the Quiksilver in Memory of Eddie Aikau big wave contest is held at Waimea Bay in Hawaii, and the Mavericks Men Who Ride Mountains Big Wave Contest is held at Half Moon Bay in California. The Roxy Pro is held annually at Sunset Beach in Hawaii. In Europe, the Company produces the Quiksilver Masters surfing event in France, the Bowlriders skateboarding event, also in France, and is one of the sponsors of the Air & Style snowboard jumping event in Austria. Other regional and local events are also sponsored such as surf camps and skate park tours.

Through Quiksilver International, the Company also operates an international promotional fund that is funded by Quiksilver International licensees. This fund is used to sponsor an international team of leading athletes, produce promotional movies and videos featuring athletes wearing and/or using Quiksilver products, and organize surfing contests and other events that have international significance. An example of one such contest is the Quiksilver Pro that is generally held annually in the Fijian Islands. Another example is The Crossing, which is a continuing voyage of the Indies Trader, a surf exploration vessel, that is criss-crossing the equator to explore new surfing regions and document the state of the environment under a team of marine biologists.

Co-branding arrangements with independent companies are also used to promote the Company's brands. For example, Peugeot and Toyota produce cars branded with Quiksilver and Roxy, and the Tony Hawk Pro Skater 3 video game is cross-promoted by both the Company and Activision.

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

The Company's account base is different depending on the brand and demographic group. The Company's domestic Quiksilver products are sold to customers that have approximately 6,900 store locations combined. Likewise, Roxy products are sold to customers with approximately 5,900 store locations. It's estimated that approximately 5,100 of these Roxy locations also carry Quiksilver product.

The Company's swimwear brands (Raisins, Leilani and Radio Fiji) are found in 9,900 stores, including many small, specialty swim locations, while the Company's wintersports hardgoods products are found in approximately 600 stores, including primarily snowboard shops in the United States and Canada.

The Company's European products are found in approximately 5,300 store locations in Europe. Excluding licensees, the Company's products are distributed in approximately 20,400 retail locations.

The foundation of the Company's business is distribution of product through surf shops, Boardriders Clubs, and specialty stores where there is a Quiksville. This core distribution channel serves as a base of marketing legitimacy for the Company. (Boardriders Clubs and Quiksvilles are discussed below under "Retail Concepts".) Approximately 30% of the Company's sales were to this channel of distribution in fiscal 2001. Most of these stores stand alone or are part of small chains.

Independent specialty or active lifestyle stores and specialty chains not specifically characterized as surf shops or Quiksvilles represent 48% of the Company's sales. This category includes chains such as Pacific Sunwear, Nordstrom, Duty Free Shops, Pacific Eyes and T's, Zumiez, Chicks Sporting Goods and the Buckle, as well as many independent active lifestyle stores, snowboard shops and sports shops. The Company also sells its products to a limited number of department stores, including Macy's, Robinson's/May, Dillards, The Bon Marche and Burdines in the United States; Le Printemps and Galeries Lafayette in France; and Harrods and Lillywhites in Great Britain. Sales to the department store channel totaled 12% of consolidated net sales in fiscal 2001. Approximately 3% of the Company's business is done through distributors in certain European countries.

Na Pali, S.A.S., the Company's wholly-owned European subsidiary ("Quiksilver Europe"), accounted for approximately 36% of the Company's consolidated net sales during fiscal 2001, which is up slightly compared to fiscal 2000. Fiscal 2001 foreign sales from the U.S. (primarily to Canada, Japan, Central and South America) were approximately 7% of consolidated net sales.

The following table summarizes the approximate percentages of the Company's fiscal 2001 sales by distribution channel:

                                                                     PERCENTAGE OF SALES
                                                               --------------------------------
    DISTRIBUTION CHANNEL                                       DOMESTIC   EUROPE   CONSOLIDATED
    --------------------                                       --------   ------   ------------
    Boardriders Clubs, surf shops and specialty Quiksvilles ..     24%      39%         30%
    Specialty stores .........................................     52       44          48
    Department stores ........................................     14        8          12
    Domestic exports .........................................     10       --           7
    European distributors ....................................     --        9           3
                                                                  ---      ---         ---
         Total ...............................................    100%     100%        100%
                                                                  ===      ===         ===
    Total Division ...........................................     64%      36%        100%
                                                                  ===      ===         ===

The Company's sales are spread over a large wholesale customer base. During fiscal 2001, approximately 22% of the Company's consolidated net sales were made to the Company's ten largest customers. No single customer accounted for more than 7% of the Company's consolidated net sales during fiscal 2001.

Sales of the Company's products are made by 210 independent sales representatives in the United States and Europe and 61 distributors in Europe. The Company's sales representatives are generally compensated on a commission basis.

The Company's sales are geographically diversified. The following table summarizes the approximate percentages of the Company's fiscal 2001 sales by geographic region (excluding licensees):

                                                                PERCENTAGE OF SALES
                                                          --------------------------------
    GEOGRAPHIC REGION                                     DOMESTIC   EUROPE   CONSOLIDATED
    -----------------                                     --------   ------   ------------
    United States West Coast.........................         46%      --%         30%
    United States East Coast.........................         21       --          13
    Hawaii...........................................          5       --           3
    Other United States..............................         18       --          11
    France...........................................         --       46          17
    United Kingdom and Spain.........................         --       32          12
    Other European countries.........................         --       22           7
    Other International..............................         10       --           7
                                                             ---      ---         ---
        Total........................................        100%     100%        100%
                                                             ===      ===         ===

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

RETAIL CONCEPTS

The Company participates in the building of dedicated Quiksilver selling space in the retail stores of selected customers. These concept shops (referred to as Quiksvilles) have grown steadily since their inception. During fiscal 2001, the number of Quiksvilles increased by 203, resulting in 1,321 shops at October 31, 2001. This total includes 930 domestic shops and 391 shops in Europe. The Company employs retail merchandise coordinators who travel between specified retail locations in metro market areas to further improve the presentation of the Company's product and build its image at the retail level.

Stand-alone Quiksilver concept stores (Boardriders Clubs) are another part of the Company's retail strategy. These stores are stocked primarily with Quiksilver product, and their design demonstrates the Company's history, authenticity and commitment to surfing and other boardriding sports. Also included in this category are Roxy stores, which are dedicated to the Juniors customer, a Quiksilver Youth store, a Hawk Clothing store, a Gotcha store in Europe and multibrand stores in Europe.

The majority of the stores are owned by independent retailers, while the Company owns stores in selected markets that provide enhanced brand-building opportunities. In territories where the Company operates its wholesale businesses, there are 126 stores that independent retailers operate under license. The Company does not receive royalty income from these stores. Rather, the Company provides the independent retailer with its retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain the Company's brands at a minimum of 80% of the store's inventory. Certain minimum purchase obligations are also required. In addition to these independent stores, the Company owns 42 stores that operates in these territories. In licensed territories, such as Australia, Asia and Turkey, the Company's licensees operate 98 Boardriders Clubs. The Company receives royalty income from sales in these stores based on wholesale volume. The total number of stores open at October 31, 2001 was 266.

The following table summarizes the unit count of both Company-owned and licensed stores at October 31, 2001:

                                                        NUMBER OF STORES
                              --------------------------------------------------------------------
                                    DOMESTIC                 EUROPE                 COMBINED
                              --------------------    --------------------    --------------------
                              COMPANY-                COMPANY-                COMPANY-
    STORE CONCEPT              OWNED      LICENSED     OWNED      LICENSED     OWNED      LICENSED
    -------------             --------    --------    --------    --------    --------    --------
    Boardriders Clubs .....      13          16          18          70          31          86
    Roxy stores ...........       3           2           1           7           4           9
    Multibrand stores .....      --          --          --           2          --           2
    Gotcha stores .........      --          --           1           1           1           1
    Hawk store ............       1          --          --          --           1          --
    Youth store ...........      --           1          --          --          --           1
    Outlet stores .........       2          27           3          --           5          27
                                ---         ---         ---         ---         ---         ---
                                 19          46          23          80          42         126
    Licensed territories ..      --          98          --          --          --          98
                                ---         ---         ---         ---         ---         ---
    Total .................      19         144          23          80          42         224
                                ===         ===         ===         ===         ===         ===

SEASONALITY

The Company's net sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of the Company's products, and due to the effect that the Christmas season has on the buying patterns of the Company's customers.

                                                       CONSOLIDATED NET SALES
                                    ----------------------------------------------------------
                                          2001                 2000                1999
                                    -----------------    -----------------    ----------------
    QUARTER ENDING                  AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT   PERCENT
    --------------                  ------    -------    ------    -------    ------   -------
                                                (DOLLAR AMOUNTS IN THOUSANDS)
    January 31..................   $121,833     19.8%   $ 99,929     19.4%   $ 85,947    19.4%
    April 30....................    168,198     27.3     142,139     27.5     128,128    28.9
    July 31.....................    155,259     25.2     122,011     23.7     105,160    23.7
    October 31..................    170,162     27.7     151,610     29.4     124,499    28.0
                                   --------    -----    --------    -----    --------   -----
        Total...................   $615,452    100.0%   $515,689    100.0%   $443,734   100.0%
                                   ========    =====    ========    =====    ========   =====

PRODUCTION AND RAW MATERIALS

The Company's products are sourced separately for its domestic and European operations. Just over half of the Company's domestic apparel products are manufactured by independent contractors from raw materials provided by the Company, while the remainder are imported as finished goods. The Company manufactures its snowboards in company-owned factories. Substantially all of the European apparel products are purchased or imported as finished goods. For the year ended October 31, 2001, approximately 53% of the Company's domestic apparel products were manufactured by independent contractors and approximately 47% were imported as finished goods. Products are manufactured based on design specifications provided by the Company whether they are produced from raw materials provided by the Company or if they are purchased or imported as finished goods.

Domestically, the Company hires independent contractors located primarily in Southern California to perform many of the manufacturing functions required to produce its clothing and accessories. In some cases, raw materials are sent outside of the United States for production by independent contractors. During fiscal 2001, such offshore production accounted for approximately 6% of products manufactured by independent contractors. In Europe, the Company hires independent contractors located primarily in China, Vietnam, North Africa and Portugal to manufacture the majority of its clothing and accessories.

Historically, the Company has provided patterns and fabric to independent cutting contractors to begin the production process. At the end of fiscal 1997, the Company acquired certain assets from two domestic cutting contractors. Since that time, the Company's domestic cutting has been performed in-house and will be for the foreseeable future. At peak production periods, outside cutting contractors are still used. After the fabric is cut, it passes through various processes, which may include sewing, washing, dyeing, embroidering and screening. These processes occur in different orders based on the design and style of the product. The Company's quality control inspectors and production managers monitor the sizing and quality of the goods from the initial receiving of raw materials through the various processing stages until the completed garment is delivered to the Company's distribution centers.

Goods are generally manufactured and processed on an order-by-order basis. During fiscal 2001, no single contractor or finished goods supplier accounted for more than 6% of the Company's consolidated production. The Company believes that numerous qualified contractors and finished goods suppliers are available to provide additional capacity on an as-needed basis, and that it enjoys favorable ongoing relationships with these contractors and suppliers.

During fiscal 2001, approximately 70% of the Company's consolidated raw material fabric/trim purchases, and 89% of its domestic raw material fabric/trim purchases, were of materials made in the United States. The remaining raw material fabric/trim was purchased either directly from sources in Morocco, France, Portugal, China and Canada, or from suppliers located in the United States who had acquired some of their products from foreign sources. No single fabric supplier accounted for more than approximately 8% of the Company's consolidated expenditures for raw material purchases during fiscal 2001, while the Company's primary supplier of t-shirt blanks accounted for approximately 25% of raw material purchases.

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

The Company generally attempts to keep only enough finished product in stock to meet sales commitments and anticipated orders and reorders on a seasonal basis. In the United States, the Company believes that it is capable of being responsive to its customers' continually changing needs because it utilizes a substantial number of local contractors that can produce garments in six to eight weeks versus non-domestic contractors who typically require between eight and fourteen weeks. While Quiksilver Europe produces a higher percentage of garments outside of France, the Company believes it has sufficient production facilities and contractors in Europe to respond to customers' needs.

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

Quiksilver Europe operates in the European Union ("EU"), within which there are few trade barriers. Quiksilver Europe also sells to six other countries belonging to a trade union, which has some restrictions on imports of textile products and their sources. For production, Quiksilver Europe operates under constraints imposed on imports of finished goods and raw materials from outside the EU including quotas and duty charges. The Company does not anticipate that these restrictions will materially or adversely impact its operations since it has always operated under such constraints and the trend in Europe is continuing toward unification.

TRADEMARK LICENSE AGREEMENTS

Since acquiring Quiksilver International Pty Ltd in July 2000 (See "Acquisitions" below), the Company owns the international rights to use the Quiksilver trademark in substantially all of its product classifications. Prior to this acquisition, the Company owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International to use the Quiksilver trademark in other countries and territories. Other than the Gotcha trademark in Europe, the Company owns the worldwide rights or has developed its other labels internally. The Company believes that trademark protection of its names and logos is an important component of its business.

The Company and Quiksilver International entered into an agreement in January 1996 that required, among other things, the Company to pay a fee of approximately $400,000 per year for advertising and promotion. From a consolidated perspective, this agreement was eliminated effective with the acquisition of Quiksilver International during fiscal 2000.

Quiksilver Europe has a European trademark license and manufacturing agreement (the "Trademark Agreement") with Quiksilver International (now a related entity). The Trademark Agreement provides that Quiksilver Europe can sell products under the Quiksilver trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily Western Europe). In consideration of the rights granted under the Trademark Agreement, Quiksilver Europe pays to Quiksilver International a royalty on a monthly basis amounting to 3% of Quiksilver Europe's net sales of Quiksilver product. The Trademark Agreement also requires Quiksilver Europe to pay a promotional fee of 1% of net sales. From a consolidated perspective, these payments were eliminated effective with the acquisition of Quiksilver International during fiscal 2000.

Quiksilver Europe also has a license agreement with Gotcha International, L.P., which provides that Quiksilver Europe can sell products primarily in Western Europe under the Gotcha trademark. The Company licensed the use of the Quiksilver and Roxy trademarks in Mexico, and for use on watches and sunglasses in the United States. The Company also licensed a chain of domestic outlet stores. Effective with the acquisition of Quiksilver International during fiscal 2000, the Company acquired control of licenses of the Quiksilver and Roxy trademarks in various other countries and territories around the world. The licensees are headquartered in Australia, Japan, Turkey, South Africa, Brazil, Indonesia, Korea, Argentina, Chile and Mauritius.

COMPETITION

The market for beachwear, snowboardwear, skate apparel, casual sportswear and snowboards is highly competitive. Direct competitors in the United States are different depending on the distribution channel. In the Company's core markets in the United States, the principal competitors include companies such as Billabong, Hurley, O'Neill and Volcom. In the department store and specialty store channels, the Company's competitors also include brands such as Tommy Hilfiger, Abercrombie and Fitch, Nautica and Calvin Klein. In Europe, the Company's principal competitors in the core market include O'Neill, Billabong, Rip Curl, Oxbow and Chimsee. In broader European distribution, the Company's competitors also include brands such as Nike, Adidas and Levis. The Company believes that it has revenues and capital resources approximately equal to, or greater than, most of its competitors in this market, with the exception of Tommy Hilfiger, Abercrombie and Fitch, Nautica, Calvin Klein, Nike and Adidas.

In the snowboardwear and snowboard market, the Company's principal competitors are Burton, K-2 and Morrow along with a host of smaller manufacturers. The Company believes its revenues from snowboardwear and snowboards are less than these principal competitors in the market, but more than the smaller manufacturers.

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

EMPLOYEES

On October 31, 2001, the Company employed approximately 1,950 persons, including approximately 1,180 in production, operations and shipping functions, approximately 730 in sales, administrative or clerical capacities, and approximately 40 in executive capacities. None of the Company's domestic employees are represented by a union, and less than ten of its European employees are represented by a union. The Company has never experienced a work stoppage and considers its working relationships with its employees to be good.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, the Company did not incur any material research and development expenses.

ENVIRONMENTAL MATTERS

During the last three fiscal years, compliance with environmental laws and regulations did not have a significant impact on the Company's capital expenditures, earnings or competitive position.

ACQUISITIONS

Effective July 1, 2000, the Company acquired Quiksilver International, an Australian company that owns the worldwide trademark rights to the Quiksilver brand name (other than in the United States and Mexico where those rights were already owned by the Company). The initial acquisition payment was $23,564,000, which includes cash consideration of $23,101,000 and transaction costs, net of imputed interest, of $463,000. Under the terms of the purchase agreements, two additional payments will be made, one at the end of fiscal 2002 and one at the end of fiscal 2005. Such deferred purchase price payments, which are denominated in Australian dollars, are contingent on the computed earnings of Quiksilver International through June 20, 2005, subject to specified minimums. The deferred minimum purchase price payments, which were discounted to present value, totaled $17,294,000 at the date of the acquisition, and are included as a component of the purchase price recorded at July 1, 2000. The deferred purchase price payment due at the end of fiscal 2002 was increased by $4,267,000, with a corresponding increase to Trademarks, as a result of Quiksilver International's operations for the 12 months ended June 30, 2001. The obligation related to these deferred purchase price payments is reflected in the Consolidated Balance Sheet as a component of debt.

The Company's management believes that the Company has benefited and will continue to benefit from unified ownership of the Quiksilver brand worldwide. Global product decisions can be controlled by the Company, and the opportunities for coordinated global sourcing and marketing programs are enhanced.

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

Effective March 1, 2000, the Company acquired the operations of Hawk Designs, Inc., the owner of the intellectual property rights to the name Tony Hawk for apparel and related accessories. Management of the Company believes that its ownership of the Hawk trademark for apparel, and its association with Tony Hawk has and will continue to enhance its image in the skateboard apparel market.

The Company acquired Fidra Golf as of August 1, 2000. Fidra is a startup business that the Company acquired from its originator, John Ashworth. Initial shipments began in the third quarter of fiscal 2001.

ITEM 2. PROPERTIES

The Company's executive offices, merchandising and design, production and warehouse facilities occupy approximately 565,000 square feet of space in multiple buildings located in Huntington Beach, California, approximately 250,000 square feet of space in three buildings in France, and approximately 50,000 square feet of space in two facilities in the state of Washington. The Company also maintains a sales office in New York and an Australian office in Avalon, New South Wales. The lease for the Company's main domestic warehouse facility, including raw materials, cutting and finished goods distribution, expires in 2007 with two, five-year extensions available. The lease for the Company's domestic executive offices, merchandising and design and production facilities expires in 2013, with two, five-year extensions available. The Company's supplemental domestic warehouse space is operated under leases that expire in 2004 and 2007. The majority of the buildings in France are leased under agreements that expire on various dates through 2009. The Company's Washington facilities, which are used for the production of snowboards and snowboard bindings and accessories, are leased under two separate agreements that expire in 2004 and 2006 with certain renewal options. The Company also leases various retail locations in the United States and Europe. The aggregate monthly rental payment for rented facilities is approximately $900,000. The Company believes that its present facilities will be adequate for its immediately foreseeable business needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "ZQK." The following table shows the high and low sales prices of the Company's Common Stock, as reported by the NYSE for the two most recent fiscal years.

                                                                      HIGH         LOW
                                                                      ----         ---
        Fiscal 2001
             4th quarter ended October 31, 2001..................    $23.20      $ 11.60
             3rd quarter ended July 31, 2001.....................     28.20        20.70
             2nd quarter ended April 30, 2001....................     28.15        22.69
             1st quarter ended January 31, 2001..................     24.91        16.13

        Fiscal 2000
             4th quarter ended October 31, 2000..................    $23.00      $ 12.75
             3rd quarter ended July 31, 2000.....................     19.19        10.75
             2nd quarter ended April 30, 2000....................     21.00         9.25
             1st quarter ended January 31, 2000..................     19.00        12.06

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

The number of holders of record of the Company's Common Stock was approximately 400 on January 18, 2002. The number of beneficial shareholders on that date is estimated to be approximately 5,000.

ITEM 6. SELECTED FINANCIAL DATA

The table below should be read together with the Company's fiscal 2001 financial statements and notes along with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The statement of income and balance sheet data shown below were derived from the Company's consolidated financial statements.

The Company's consolidated financial statements as of October 31, 2001 and 2000 and for each of the three years in the period ended October 31, 2001 have been audited by Deloitte & Touche LLP, the Company's independent auditors. Their report is included on page 26.

                                                              YEARS ENDED OCTOBER 31,
                                              --------------------------------------------------------
                                                2001        2000        1999        1998        1997
                                                ----        ----        ----        ----        ----
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Statement of Income Data

Net sales ................................... $615,452    $515,689    $443,734    $316,115    $231,783
Income before provision for income taxes ....   45,412      51,862      44,867      30,768      21,283
Net income ..................................   28,021      31,836      26,584      17,963      12,644
Net income per share(1) .....................     1.22        1.42        1.20        0.85        0.61
Net income per share, assuming dilution(1) ..     1.17        1.37        1.14        0.82        0.60
Weighted average common shares
   outstanding(1) ...........................   22,952      22,406      22,096      21,144      20,723
Weighted average common shares
   outstanding, assuming dilution(1) ........   24,049      23,232      23,284      21,820      21,111

Balance Sheet Data

Total assets ................................ $418,738    $358,742    $259,673    $213,071    $149,650
Working capital .............................  132,416     119,529     109,823      92,321      67,293
Lines of credit .............................   66,228      49,203      28,619      17,465      18,671
Long-term debt ..............................   70,464      66,712      28,184      30,962      11,652
Stockholders' equity ........................  216,594     177,614     151,753     117,659      95,008
Current ratio ...............................     1.85        1.97        2.32        2.36        2.51
Return on average stockholders' equity ......    14.22       19.33       19.73       16.89       14.39

(1) Per share amounts and shares outstanding have been adjusted to reflect a three-for-two stock split effected on April 23, 1999 and a two-for-one stock split effected on April 24, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below should be read together with the Company's fiscal 2001 financial statements and notes.

RESULTS OF OPERATIONS -- FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales

Net sales for fiscal 2001 increased 19.3% to $615,452,000 from $515,689,000 in fiscal 2000. Of those totals, domestic net sales increased 17.6% to $391,575,000 from $333,075,000, and Quiksilver Europe's net sales increased 22.6% to $223,877,000 from $182,614,000.

Domestic net sales in the men's category, which includes Quiksilver Young Men's, Boys, Toddlers, Wintersports, Quiksilveredition, and Hawk Clothing, increased 8.3% to $214,353,000 for fiscal 2001 from $197,843,000 the year before. Domestic women's net sales, including Roxy, Roxy Girl, Teenie Wahine, Raisins, Leilani and Radio Fiji, increased 34.4% to $165,938,000 from $123,487,000 for those same periods. Wintersports hardgoods are sold under the Lib Technologies, Gnu, Supernatural Manufacturing and Bent Metal brands and totaled $11,285,000 in fiscal 2001 compared to $11,745,000 in the previous year. Sales in the domestic men's category increased generally across all divisions, more than offsetting a slight decline in the Young Men's division that occurred in the last 2 months of the Company's fiscal year. The women's increase came from both the Roxy and Raisins divisions. The Company believes that its product design and marketing efforts are resulting in increased consumer demand for the Company's products.

Quiksilver Europe's net sales were approximately 36% of the consolidated total in fiscal 2001. Revenue growth was the largest in France, the United Kingdom and Spain. In U.S. dollars, net sales in the men's category increased 14.8% to $175,180,000 for fiscal 2001 from $152,530,000 in the previous year. Women's net sales increased 61.9% to $48,696,000 from $30,084,000 for those same periods. To understand Quiksilver Europe's fiscal 2001 growth, it's important to look at sales in French francs (or euros), which is the currency that Quiksilver Europe operates in. Competitive performance and market share gains are best measured in the operating currency. For consolidated financial statement reporting, French franc (or euro) results must be translated into U.S. dollar amounts at average exchange rates. But this can distort performance when exchange rates change from year to year. In French francs (or euros), net sales grew 28.8% in fiscal 2001. This is higher than the 22.6% growth rate in U.S. dollars because the U.S. dollar was worth more French francs (or euros) in fiscal 2001 compared to fiscal 2000.

Gross Profit

The consolidated gross profit margin for fiscal 2001 decreased to 37.8% from 38.7% in the previous year. The domestic gross profit margin decreased to 34.8% from 36.2%, while Quiksilver Europe's gross profit margin decreased slightly to 43.2% from 43.3%. The domestic gross profit margin decreased primarily as a result of a $6,000,000 writedown in the carrying value of the Company's inventory. This writedown was required primarily as a result of the aftermath of September 11, 2001, when the market for consumer products, including casual lifestyle apparel, experienced a dramatic falloff in demand and resulted in a substantial amount of customer order cancellations. This phenomenon created an industry wide glut of excess product available to the traditional off-price channel thereby driving the price of certain seasonal product below cost.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A") increased 26.8% in fiscal 2001 to $181,220,000 from $142,888,000 in the previous year. Domestic SG&A increased 29.1% to $116,370,000 from $90,174,000, and Quiksilver Europe's SG&A increased 23.0% to $64,850,000 from $52,714,000 in those same periods. Higher personnel costs and other costs related to increased sales volume were the primary reasons for these increases. As a percentage of sales, SG&A increased to 29.4% in fiscal 2001 from 27.7% in fiscal 2000. SG&A increased as a percentage of sales primarily due to the incremental operating costs of new Company-owned retail stores and to the operating costs of Quiksilver International, which was acquired in the third quarter of fiscal 2000.

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

In terms of royalty income, the Company has historically received royalties from its watch, sunglass, Mexican and outlet store licensees. Again, as a result of the Quiksilver International acquisition, the Company now also receives royalties from various Quiksilver licensees around the world. These licensees do business in many countries and territories around the world, with headquarters in Australia, Japan, Turkey, South Africa, Brazil, Indonesia, South Korea, Argentina, Chile and Mauritius.

As a result, royalty income totaled $5,169,000 in fiscal 2001, reflecting ownership of Quiksilver International for the full fiscal year. In fiscal 2000, royalty income of $3,681,000 was almost entirely offset by royalty expense of $3,449,000.

Interest Expense and Income Taxes

Interest expense in fiscal 2001 increased 69.0% to $10,873,000 from $6,435,000 in the previous year. Of that increase, approximately $2,200,000 was related to debt resulting from the Quiksilver International acquisition. The rest of the increase came primarily from additional borrowings to provide working capital to support the Company's growth and to continued investments in retail stores.

The Company's income tax rate for fiscal 2001 decreased to 38.3% from 38.6% in fiscal 2000. This reduction resulted primarily because a higher percentage of the Company's profits were generated in countries with lower tax rates.

Net Income

Net income in fiscal 2001 totaled $28,021,000 or $1.17 per share on a diluted basis. In the previous year, net income was $31,836,000 or $1.37 per share on a diluted basis. Basic earnings per share amounted to $1.22 for fiscal 2001 compared to $1.42 for fiscal 2000.

RESULTS OF OPERATIONS -- FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales

Net sales for fiscal 2000 increased 16.2% to $515,689,000 from $443,734,000 in fiscal 1999. Of those totals, domestic net sales increased 14.7% to $333,075,000 from $290,363,000, and Quiksilver Europe's net sales increased 19.1% to $182,614,000 from $153,371,000.

Domestic net sales in the men's category increased 15.9% to $197,843,000 for fiscal 2000 from $170,717,000 the year before. Domestic women's net sales increased 13.6% to $123,487,000 from $108,722,000 for those same periods. Wintersports hardgoods sales totaled $11,745,000 in fiscal 2000, up 7.5% from the previous year's amount of $10,924,000. All divisions in the domestic men's and women's categories contributed to the increase. The Company continued to benefit from increased consumer demand for its products. The Company believes that this increased demand came primarily from the Company's product design and marketing efforts.

Quiksilver Europe's net sales also increased across all divisions and accounted for approximately 35% of the consolidated total. Revenue growth was the largest in France, Spain and the United Kingdom. In U.S. dollars, net sales in the men's category increased 14.0% to $152,530,000 for fiscal 2000 from $133,835,000 in the previous year. Women's net sales increased 54.0% to $30,084,000 from $19,536,000 for those same periods. In French francs, net sales grew 37.8% in fiscal 2000. This is much higher than the 19.1% growth rate in U.S. dollars because the U.S. dollar was worth more French francs in fiscal 2000 compared to fiscal 1999.

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

Selling, General and Administrative Expense

SG&A increased 14.8% in fiscal 2000 to $142,888,000 from $124,479,000 in the previous year. Domestic SG&A increased 15.6% to $90,174,000 from $77,974,000, and Quiksilver Europe's SG&A increased 13.4% to $52,714,000 from $46,505,000 in those same periods. Higher personnel costs and other costs related to increased sales volume were the primary reasons for these increases. As a percentage of sales, SG&A decreased to 27.7% in fiscal 2000 from 28.1% in fiscal 1999.

Royalty Income and Expense

Royalty income exceeded royalty expense in fiscal 2000 by $232,000. The opposite was true in the previous year when royalty expense exceeded royalty income by $3,143,000. This improvement resulted from the Quiksilver International acquisition. The benefit of this improved royalty stream is offset, in part, by added SG&A to operate Quiksilver International's licensing business and the interest costs associated with the acquisition.

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

Cash and cash equivalents totaled $5,002,000 at October 31, 2001 versus $2,298,000 at October 31, 2000. Working capital amounted to $132,416,000 at October 31, 2001, compared to $119,529,000, an increase of 10.8%. The Company's strategy is to keep cash balances low (thereby keeping its lines of credit balances low) while maintaining adequate liquidity in its credit facilities.

The Company believes that its current cash flows and credit facilities are adequate to cover the Company's cash needs for the foreseeable future. The Company further believes that increases in its credit facilities can be obtained as needed to fund future growth.

Operating Cash Flows

The Company generated $5,847,000 from operations during fiscal 2001 compared to cash used in operations of $4,100,000 in fiscal 2000. The amount of net income plus noncash expenses was comparable in fiscal 2001 and fiscal 2000. And although cash invested in inventories exceeded the prior year by $7,510,000 (net of accounts payable decrease), the increase in trade accounts receivable was $18,305,000 less in fiscal 2001. These factors resulted in a $9,947,000 improvement in operating cash flows.

Operations used cash in fiscal 2000 primarily due to the increase in cash invested in inventories during that year in comparison to fiscal 1999. Overall, cash used in operating activities totaled $4,100,000 in fiscal 2000 versus $4,645,000 of cash provided by operations in fiscal 1999.

Capital Expenditures

The Company has avoided high levels of capital expenditures for its manufacturing functions by using independent contractors for sewing and other processes such as washing, dyeing and embroidery. The cutting process is performed in-house domestically to enhance control and efficiency, while screenprinting is performed in-house both domestically and in Europe.

Fiscal 2001 capital expenditures were $22,622,000, which was comparable to the $23,900,000 spent two years prior and $6,202,000 higher than the $16,420,000 spent in fiscal 2000. In fiscal 2001, the Company increased its investment in company-owned retail stores and also expanded its facilities in Europe. Investments in computer equipment, in-store shops and fixtures also continued in fiscal 2001. Capital spending in fiscal 1999 included the addition of the Company's domestic headquarters.

New Company-owned retail stores and, to a lesser extent, in-store shops are again part of the Company's plans in fiscal 2002. Computer hardware and software will also be added to continuously improve systems. Capital spending for these and other projects in fiscal 2002 is expected to range between $24,000,000 and $27,000,000.

Acquisitions

The Company made several acquisitions in fiscal 2000. Hawk Designs, Inc. was acquired in March 2000. Freestyle, S.A. ("Gotcha Europe"), which is the licensee of Gotcha International in Europe, was acquired by Quiksilver Europe in May 2000. Quiksilver International was acquired in July 2000, and Fidra, Inc. was acquired in August 2000.

The Hawk Designs, Inc. purchase added the Tony Hawk trademark to the Company's portfolio of brands as it relates to apparel and related accessories. The Company also operates Hawk stores, which sell Hawk Clothing, related clothing and accessories, and skate hardgoods. Quiksilver Europe's acquisition of Gotcha Europe resulted in a new license agreement that continues through 2015. Fidra was a startup business in fiscal 2000 that the Company acquired from its originator, John Ashworth. Initial shipments began in the third quarter of fiscal 2001.

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

Two additional payments will also be made that are denominated in Australian dollars, one at the end of fiscal 2002 and one at the end of fiscal 2005. The amount of these two additional payments is based on the computed earnings of Quiksilver International through June 30, 2005, subject to specified minimums. The minimum deferred purchase price payments totaled $17,294,000 on a then present value basis, and was recorded at July 1, 2000 as a component of the purchase price. The deferred purchase price payment due at the end of fiscal 2002 was increased by $4,267,000, with a corresponding increase to Trademarks, as a result of Quiksilver International's operations for the 12 months ended June 30, 2001.

The initial payment was financed using the Company's domestic line of credit. The obligation to make the two remaining payments is included in the Company's balance sheet as a component of debt. Noncash interest expense is recorded monthly to reflect the calculated financing costs associated with these remaining obligations. The remaining obligation as of October 31, 2001 was $21,655,000 including the interest component.

Debt Structure

The Company's debt structure includes short-term lines of credit and long-term loans. European banks are primarily used to finance the European business, and a syndication of U.S. banks provides financing for the domestic business. The domestic credit facility includes a term loan and a revolving credit facility. The revolving credit commitment was changed in October 2001 to increase the amount by $25,000,000 to $125,000,000.

The line of credit expires on June 28, 2002, and it bears interest based on the agent bank's reference rate or LIBOR. The weighted average interest rate at October 31, 2001 was 4.3%. The term loan is repayable in equal quarterly installments through October 2004 and amounted to $18,750,000 at October 31, 2001. The term loan bears interest contractually based on LIBOR. However, the Company entered into an interest rate swap agreement to fix the interest rate at 7.20% per year. This swap agreement is effective through October 2004 and is an effective hedge of the related interest rate exposure. The line of credit and the term loan are secured and are subject to generally the same restrictive covenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and the Company's assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At October 31, 2001, the Company was in compliance with such covenants. The Company believes that the line of credit will be renewed with substantially similar terms.

The Company also has another term loan with a single bank that amounted to $10,353,000 on October 31, 2001 and is repayable in installments of $102,500 per month with a final balloon payment due on October 29, 2004. The Company anticipates that these monthly payments and final balloon payment will be paid from borrowings on the Company's revolving credit facility. This term loan was established in April 2000 and is secured by the leasehold improvements at the Company's headquarters in Huntington Beach, California. The interest rate structure and restrictive covenants are substantially the same as those under the syndicated credit facility. However, the Company entered into an interest rate swap agreement to fix the interest rate at 8.43% per year. This swap agreement is effective through April 2007 and is an effective hedge of the related interest rate exposure.

As of October 31, 2001, the Company had $47,000,000 of borrowings outstanding under the domestic line of credit and $29,103,000 outstanding under the domestic term loans.

In Europe, the Company has arrangements with several banks that provide approximately $46,000,000 for cash borrowings and approximately $33,000,000 for letters of credit. At October 31, 2001, related interest rates ranged from 4.7% to 5.2%. These lines of credit expire on various dates through April 2002, and the Company believes that the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2001 was $19,228,000 at an average interest rate of 5.0%.

Quiksilver Europe also has $19,706,000 of long-term debt, most of which is collateralized by land and buildings. This debt bears interest at rates ranging generally from 4.1% to 5.9%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2011.

The Company's financing activities generated $19,883,000 of cash in fiscal 2001, compared to $45,622,000 in the previous year and $17,649,000 the year before that. These borrowings were used to fund the business acquisitions, capital expenditures and the inventory investments discussed above.

Stock Split

The Company's stock was split three-for-two in April 1999.

Trade Accounts Receivable and Inventories

The Company's trade accounts receivable were $155,879,000 at October 31, 2001 versus $136,394,000 the previous year, an increase of 14.3%. Of those totals, domestic receivables were basically unchanged at $87,398,000 compared to $87,369,000, and Quiksilver Europe's receivables increased 39.7% to $68,481,000 from $49,025,000.

The overall increase in receivables is generally consistent with the sales increase in the fourth quarter. However, Quiksilver Europe's average days sales outstanding based on the October 31 amounts increased somewhat offsetting the domestic improvement. This increase occurred primarily because additional licensed Boardriders Clubs were opened in Europe that have longer than average terms.

Consolidated inventories increased 19.5% to $107,562,000 at October 31, 2001 from $90,034,000 the year before. The domestic component increased 15.1% to $83,887,000 from $72,860,000, and the European piece increased 37.9% to $23,675,000 from $17,174,000.

The Company's average inventory turnover was 3.8 times at the end of fiscal 2001 based on a rolling average computation. This is consistent with the rate at the end of the previous year. However, domestic finished goods inventory levels are above optimum levels as planned sales were not achieved in the fourth quarter of fiscal 2001. The Company believes that domestic inventory levels will remain high through the first half of fiscal 2002. European inventories were increased in preparation for the upcoming Spring/Summer season.

Significant Accounting Estimates

It is not uncommon for some of the Company's customers to have financial difficulties from time to time. This is normal given the wide variety of the Company's account base, which includes small surf shops, medium-sized retail chains, and some large department store chains. In some cases, customers have ended up in bankruptcy. However, the Company's losses from these situations have been consistent with its estimates.

To allow for such losses, the Company establishes reserves for doubtful accounts to reduce the value of its receivables. Management believes that the allowance for doubtful accounts at October 31, 2001 is adequate to cover anticipated losses. Throughout the year, the Company monitors developments regarding its major customers. However, if customers experience unforeseen, material financial difficulties, this could have an adverse impact on the Company's profits.

Inflation

Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on the Company's sales and profits.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on November 1, 2001. SFAS No. 133 affected the Company's financial statements beginning with the first quarter of fiscal 2001 by requiring that the Company recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of SFAS No. 133 resulted in a transition adjustment of $799,000 (net of tax effects of $533,000) that was recorded as a cumulative-effect type adjustment in other comprehensive income to recognize the fair value of derivatives that are designated as cash-flow hedges.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS No. 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of November 1, 2001 and has begun to test goodwill for impairment under the new rules, applying a fair-value-based test. The Company expects that adoption of SFAS No. 142 will increase annual operating income through a reduction of amortization expense by approximately $3.0 million or $.07 per share diluted, on an annual basis.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

FORWARD-LOOKING STATEMENTS

Certain words in this report like "believes", "anticipates", "expects", "estimates" and similar expressions are intended to identify, in certain cases, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the predicted results. Such factors include, among others, the following:

        -   General economic and business conditions

        -   The acceptance in the marketplace of new products

        - The availability of outside contractors at prices favorable to the Company

        - The ability to source raw materials at prices favorable to the Company

        -   Currency fluctuations

        -   Changes in business strategy or development plans

        -   Availability of qualified personnel

        - Changes in political, social and economic conditions and local regulations, particularly in Europe and Asia

        - Other factors outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company

Given these uncertainties, investors are cautioned not to place too much weight on such statements. The Company is not obligated to update these forward-looking statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense. (See also Note 14 to the Company's financial statements.)

Foreign Currency and Derivatives

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

For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to market value with corresponding gains or losses recorded in earnings. As of October 31, 2001, the Company was hedging forecasted transactions expected to occur in the following twelve months. Assuming exchange rates at October 31, 2001 remain constant, $247,0000 of gains related to hedges of these transactions are expected to be reclassified into earnings over the next twelve months. Also included in accumulated other comprehensive income at October 31, 2001 is a charge related to cash flow hedges of the Company's long-term debt that is denominated in Australian dollars, totaling $1,442,000, which will be amortized into earnings through fiscal 2005 as the debt matures.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the fiscal year ended October 31, 2001, the Company reclassified into earnings a net loss of $689,000 resulting from the expiration, sale, termination, or exercise of derivative contracts. Additionally, a gain of $1,125,000 was recognized during the fiscal year ended October 31, 2001 for changes in the value of derivatives that were marked to market value.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

Translation of Results of International Subsidiaries

As discussed above, the Company is exposed to financial statement gains and losses as a result of translating the operating results and financial position of the company's international subsidiaries. The local currency statements of income of the Company's European and Australian subsidiaries are translated into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign exchange rates effect the Company's reported profits and distort comparisons from year to year. The Company uses various foreign currency exchange contracts and intercompany loans to hedge the profit and loss effects of such exposure, but the accounting rules do not allow the Company to hedge the actual translation of sales and expenses.

By way of example, when the U.S. dollar strengthens compared to the French franc (or euro), there is a negative effect on Quiksilver Europe's reported results. It takes more profits in French francs to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens there is a positive effect.

In fiscal 2001, the U.S. dollar strengthened compared to the French franc. So, sales of Quiksilver Europe increased about 29% in French francs compared to the year before, but only increased about 23% in U.S. dollars.

The Euro

With the exception of the United Kingdom, the primary countries where Quiksilver Europe operates adopted the euro as legal currency effective January 1, 1999. At that time exchange rates between the French franc and the euro were fixed. Euro denominated currency began circulating as of January 1, 2002. Quiksilver Europe began processing transactions in euros effective November 1, 2001.

Interest Rates

Most of the Company's lines of credit and long-term debt bear interest based on LIBOR. Interest rates, therefore, can move up or down depending on market conditions. As discussed above, the Company has entered into interest rate swap agreements to hedge its exposure to such fluctuations. The approximate amount of remaining variable rate debt was $66,000,000 at October 31, 2001, and the average interest rate at that time was 4.5%. If interest rates were to increase by 10%, the Company's net income would be reduced by approximately $180,000 based on these fiscal 2001 levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Company's Proxy Statement related to its 2002 Annual Meeting of Stockholders. This Proxy Statement is required to be filed with the Commission within 120 days of October 31, 2001 and is included in this report by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Company's Proxy Statement related to its 2002 Annual Meeting of Stockholders. This Proxy Statement is required to be filed with the Commission within 120 days of October 31, 2001 and is included in this report by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the Company's Proxy Statement related to its 2002 Annual Meeting of Stockholders. This Proxy Statement is required to be filed with the Commission within 120 days of October 31, 2001 and is included in this report by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company's Proxy Statement related to its 2002 Annual Meeting of Stockholders. This Proxy Statement is required to be filed with the Commission within 120 days of October 31, 2001 and is included in this report by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    The following documents are filed as part of this report:

               1.    Consolidated Financial Statements
                     See "Index to Consolidated Financial Statements" on page 25

               2.    Exhibits
                     See "Exhibit Index" on page 45

        (b)    Reports on Form 8-K.

               1. The Company filed a report on Form 8-K to report various conference call errata on December 20, 2001.

                                QUIKSILVER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
INDEPENDENT AUDITORS' REPORT....................................................     26

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets
       October 31, 2001 and 2000................................................     27

    Consolidated Statements of Income
       Years Ended October 31, 2001, 2000 and 1999..............................     28

    Consolidated Statements of Comprehensive Income
      Years Ended October 31, 2001, 2000 and 1999...............................     28

    Consolidated Statements of Stockholders' Equity
       Years Ended October 31, 2001, 2000 and 1999..............................     29

    Consolidated Statements of Cash Flows
       Years Ended October 31, 2001, 2000 and 1999..............................     30

    Notes to Consolidated Financial Statements..................................     31

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Quiksilver, Inc.:

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quiksilver, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

December 18, 2001
Costa Mesa, California

                                QUIKSILVER, INC.

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 2001 AND 2000

                                                                             2001              2000
                                                                             ----              ----
ASSETS

Current assets:

   Cash and cash equivalents ........................................    $   5,002,000     $   2,298,000
   Trade accounts receivable, less allowance for doubtful accounts of
     $6,280,000 (2001) and $5,090,000 (2000) - Note 3 ...............      155,879,000       136,394,000
   Other receivables ................................................        6,427,000         5,654,000
   Inventories - Note 4 .............................................      107,562,000        90,034,000
   Deferred income taxes - Note 11 ..................................        8,548,000         5,234,000
   Prepaid expenses and other current assets ........................        4,831,000         3,759,000
                                                                         -------------     -------------
         Total current assets .......................................      288,249,000       243,373,000

Fixed assets, net - Notes 5 and 6 ...................................       61,453,000        49,834,000
Trademarks, less accumulated amortization of
   $4,830,000 (2001) and $2,825,000 (2000) - Note 10 ................       45,911,000        43,566,000
Goodwill, less accumulated amortization of
   $6,888,000 (2001) and $6,022,000 (2000) - Note 2 .................       18,929,000        18,962,000
Deferred income taxes - Note 11 .....................................        1,837,000           789,000
Other assets ........................................................        2,359,000         2,218,000
                                                                         -------------     -------------
         Total assets ...............................................    $ 418,738,000     $ 358,742,000
                                                                         =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Lines of credit - Note 6 .........................................    $  66,228,000     $  49,203,000
   Accounts payable .................................................       40,554,000        40,642,000
   Accrued liabilities - Note 7 .....................................       24,898,000        22,568,000
   Current portion of long-term debt - Note 6 .......................       24,153,000         9,428,000
   Income taxes payable - Note 11 ...................................               --         2,003,000
                                                                         -------------     -------------
         Total current liabilities ..................................      155,833,000       123,844,000
Long-term debt - Note 6 .............................................       46,311,000        57,284,000
                                                                         -------------     -------------
         Total liabilities ..........................................      202,144,000       181,128,000
                                                                         -------------     -------------

Commitments and contingencies - Note 8

Stockholders' equity - Note 9:

   Preferred stock, $.01 par value, authorized shares -
      5,000,000; issued and outstanding shares - none ...............               --                --
   Common stock, $.01 par value, authorized shares -
      30,000,000; issued and outstanding shares -
      23,890,283 (2001) and 23,234,036 (2000) .......................          239,000           232,000
   Additional paid-in capital .......................................       52,706,000        42,833,000
   Treasury stock, 721,300 shares ...................................       (6,778,000)       (6,778,000)
   Retained earnings ................................................      181,447,000       153,426,000
   Accumulated other comprehensive loss .............................      (11,020,000)      (12,099,000)
                                                                         -------------     -------------
         Total stockholders' equity .................................      216,594,000       177,614,000
                                                                         -------------     -------------
         Total liabilities and stockholders' equity .................    $ 418,738,000     $ 358,742,000
                                                                         =============     =============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                                2001            2000            1999
                                                                ----            ----            ----
Net sales...............................................    $615,452,000    $515,689,000    $443,734,000
Cost of goods sold......................................     382,762,000     315,900,000     268,184,000
                                                            ------------    ------------    ------------
   Gross profit.........................................     232,690,000     199,789,000     175,550,000
                                                            ------------    ------------    ------------
Operating expenses:
   Selling, general and administrative expense..........     181,220,000     142,888,000     124,479,000
   Royalty income.......................................      (5,169,000)     (3,681,000)     (2,123,000)
   Royalty expense......................................              --       3,449,000       5,266,000
                                                            ------------    ------------    ------------
      Total operating expenses..........................     176,051,000     142,656,000     127,622,000
                                                            ------------    ------------    ------------
Operating income........................................      56,639,000      57,133,000      47,928,000
Interest expense........................................      10,873,000       6,435,000       3,476,000
Foreign currency gain...................................         (95,000)     (1,650,000)       (960,000)
Other expense...........................................         449,000         486,000         545,000
                                                            ------------    ------------    ------------
Income before provision for income taxes................      45,412,000      51,862,000      44,867,000
Provision for income taxes - Note 11....................      17,391,000      20,026,000      18,283,000
                                                            ------------    ------------    ------------
Net income..............................................    $ 28,021,000    $ 31,836,000    $ 26,584,000
                                                            ============    ============    ============

Net income per share - Note 1...........................           $1.22           $1.42           $1.20
                                                            ============    ============    ============
Net income per share, assuming dilution - Note 1........           $1.17           $1.37           $1.14
                                                            ============    ============    ============

Weighted average common shares outstanding - Note 1.....      22,952,000      22,406,000      22,096,000
                                                            ============    ============    ============
Weighted average common shares outstanding,
   assuming dilution - Note 1...........................      24,049,000      23,232,000      23,284,000
                                                            ============    ============    ============


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                                      2001            2000            1999
                                                                      ----            ----            ----
Net income ....................................................   $ 28,021,000    $ 31,836,000    $ 26,584,000
Other comprehensive income (loss):
   Foreign currency translation adjustment ....................      2,274,000      (8,309,000)     (3,431,000)
   Net unrealized loss on derivative instruments, net of tax ..     (1,195,000)             --              --
                                                                  ------------    ------------    ------------
Comprehensive income ..........................................   $ 29,100,000    $ 23,527,000    $ 23,153,000
                                                                  ============    ============    ============

                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                                                                 ACCUMULATED
                                      COMMON STOCK       ADDITIONAL                                 OTHER          TOTAL
                                  --------------------    PAID-IN     TREASURY       RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                    SHARES     AMOUNT     CAPITAL       STOCK        EARNINGS    INCOME (LOSS)     EQUITY
                                  ----------  --------  -----------  -----------   ------------  -------------  -------------
Balance, November 1, 1998.......  21,828,447  $218,000  $25,848,000  $(3,054,000)  $ 95,006,000  $   (359,000)  $117,659,000

  Exercise of stock options.....     902,773     9,000    7,574,000           --             --            --      7,583,000
  Tax benefit from exercise of
    stock options...............          --        --    3,358,000           --             --            --      3,358,000
  Net income and other
    comprehensive loss..........          --        --           --           --     26,584,000    (3,431,000)    23,153,000
                                  ----------  --------  -----------  -----------   ------------  ------------   ------------

Balance, October 31, 1999.......  22,731,220   227,000   36,780,000   (3,054,000)   121,590,000    (3,790,000)   151,753,000

  Exercise of stock options.....     502,816     5,000    4,302,000           --             --            --      4,307,000
  Tax benefit from exercise of
    stock options...............          --        --    1,751,000           --             --            --      1,751,000
  Repurchase of common stock....          --        --           --   (3,724,000)            --            --     (3,724,000)
  Net income and other
    comprehensive loss..........          --        --           --           --     31,836,000    (8,309,000)    23,527,000
                                  ----------  --------  -----------  -----------   ------------  ------------   ------------

Balance, October 31, 2000.......  23,234,036   232,000   42,833,000   (6,778,000)   153,426,000   (12,099,000)   177,614,000

  Exercise of stock options.....     641,000     6,000    5,859,000           --             --            --      5,865,000
  Tax benefit from exercise
    of stock options............          --        --    3,778,000           --             --            --      3,778,000
  Employee stock purchase
    plan........................      15,247     1,000      236,000           --             --            --        237,000
  Net income and other
    comprehensive income........          --        --           --           --     28,021,000     1,079,000     29,100,000
                                  ----------  --------  -----------  -----------   ------------  ------------   ------------
Balance, October 31, 2001.......  23,890,283  $239,000  $52,706,000  $(6,778,000)  $181,447,000  $(11,020,000)  $216,594,000
                                  ==========  ========  ===========  ===========   ============  ============   ============


                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                                               2001            2000            1999
                                                                               ----            ----            ----
Cash flows from operating activities:
   Net income ...........................................................  $ 28,021,000    $ 31,836,000    $ 26,584,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization ..................................    13,877,000      10,023,000       7,671,000
         Provision for doubtful accounts ................................     5,042,000       3,135,000       3,088,000
         Loss on sale of fixed assets ...................................        39,000         183,000         543,000
         Foreign currency loss (gain) ...................................       140,000      (2,002,000)             --
         Interest accretion .............................................     1,667,000         518,000              --
         Deferred income taxes ..........................................    (3,364,000)      1,392,000      (2,665,000)
         Changes in operating assets and liabilities, net of effects from business acquisitions:
               Trade accounts receivable ................................   (21,699,000)    (40,004,000)    (35,122,000)
               Other receivables ........................................       301,000      (1,091,000)       (614,000)
               Inventories ..............................................   (16,492,000)    (21,481,000)     (3,369,000)
               Prepaid expenses and other current assets ................     2,190,000      (2,315,000)       (775,000)
               Other assets .............................................       871,000        (275,000)       (348,000)
               Accounts payable .........................................    (1,224,000)     11,275,000       6,501,000
               Accrued liabilities ......................................    (1,484,000)        659,000       3,214,000
               Income taxes payable .....................................    (2,038,000)      4,047,000         (63,000)
                                                                           ------------    ------------    ------------
                   Net cash provided by (used in) operating activities ..     5,847,000      (4,100,000)      4,645,000
                                                                           ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of fixed assets ..................................        82,000           2,000         299,000
   Capital expenditures .................................................   (22,622,000)    (16,420,000)    (23,900,000)
   Business acquisitions, net of acquired cash (Note 2) .................      (250,000)    (24,409,000)             --
                                                                           ------------    ------------    ------------
                   Net cash used in investing activities ................   (22,790,000)    (40,827,000)    (23,601,000)
                                                                           ------------    ------------    ------------

Cash flows from financing activities:
   Borrowings on lines of credit ........................................    70,363,000      71,127,000      55,806,000
   Payments on lines of credit ..........................................   (53,630,000)    (50,872,000)    (44,652,000)
   Borrowings on long-term debt .........................................     7,872,000      41,822,000       4,442,000
   Payments on long-term debt ...........................................   (10,824,000)    (17,038,000)     (5,530,000)
   Purchase of treasury stock ...........................................            --      (3,724,000)             --
   Proceeds from stock option exercises .................................     6,102,000       4,307,000       7,583,000
                                                                           ------------    ------------    ------------
                   Net cash provided by financing activities ............    19,883,000      45,622,000      17,649,000
Effect of exchange rate changes on cash .................................      (236,000)        154,000        (273,000)
                                                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ....................     2,704,000         849,000      (1,580,000)
Cash and cash equivalents, beginning of year ............................     2,298,000       1,449,000       3,029,000
                                                                           ------------    ------------    ------------
Cash and cash equivalents, end of year ..................................  $  5,002,000    $  2,298,000    $  1,449,000
                                                                           ============    ============    ============

Supplementary cash flow information:
   Cash paid during the year for:

      Interest ..........................................................  $  8,984,000    $  5,526,000    $  3,430,000
                                                                           ============    ============    ============
      Income taxes ......................................................  $ 17,821,000    $ 15,284,000    $ 19,849,000
                                                                           ============    ============    ============
   Non-cash financing activity --
      Debt assumed in business acquisitions (Note 2) ....................  $  4,267,000    $ 19,384,000    $         --
                                                                           ============    ============    ============


                 See notes to consolidated financial statements.

                                QUIKSILVER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Company Business

The Company designs, produces and distributes clothing, accessories and related products for active-minded people and develops brands that represent a casual lifestyle--driven from a boardriding heritage. The Company's primary focus is apparel for young men and young women under the Quiksilver, Roxy, Raisins, Radio Fiji, Gotcha (Europe) and Hawk Clothing labels. The Company also manufactures apparel for boys (Quiksilver Boys and Hawk Clothing), girls (Teenie Wahine and Raisins Girls), men (Quiksilveredition) and women (Leilani swimwear), as well as snowboards, snowboard boots and bindings under the Lib Technologies, Gnu, Supernatural Manufacturing and Bent Metal labels. Distribution is primarily in the United States and Europe and is primarily based in surf shops and specialty stores that provide an outstanding retail experience for their customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Since acquiring Quiksilver International Pty Ltd, an Australian company, in July 2000 (See Note 2--Acquisitions), the Company owns all international rights to use the Quiksilver trademark. Prior to this acquisition, the Company owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International Pty Ltd to use the Quiksilver trademark in other countries and territories.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including Na Pali, S.A.S. and subsidiaries ("Quiksilver Europe") and Quiksilver Australia Pty Ltd and subsidiaries ("Quiksilver International"). Intercompany accounts and transactions have been eliminated in consolidation.

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

Fixed Assets

Furniture, equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to ten years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. The cost of land use rights for certain leased retail locations (totaling approximately $5,200,000 at

October 31, 2001) is included in, and accounted for, as land in the accompanying consolidated financial statements and is reviewed periodically for impairment.

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

Goodwill

Goodwill arose primarily from the acquisitions of Quiksilver Europe, The Raisin Company, Inc., Mervin and Freestyle S.A. and is being amortized on a straight-line basis over periods ranging from 20 to 30 years. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future operating cash flows from each acquisition.

Revenue Recognition

Sales are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns and doubtful accounts are provided when sales are recorded.

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

Net Income Per Share

During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which requires the Company to report basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company's outstanding stock options computed using the treasury stock method. For the years ended October 31, 2001, 2000 and 1999, the weighted average common shares outstanding, assuming dilution, includes 1,097,000, 826,000 and 1,188,000, respectively, of dilutive stock options.

During fiscal 1999, the Company's Board of Directors approved a three-for-two split of the Company's Common Stock. The split was effected in the form of a stock dividend on April 23, 1999 to shareholders of record on April 15, 1999. All share and per share information has been restated to reflect the stock split.

Foreign Currency and Derivatives

The Company's primary functional currency is the U.S. dollar, while the functional currency of Quiksilver Europe is the French franc (or euro). Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on November 1, 2000. SFAS No. 133 affected the Company's financial statements beginning with the first quarter of fiscal 2001 by requiring that the Company recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of SFAS No. 133 resulted in a transition adjustment of $799,000 (net of tax effects of $533,000) that was recorded as a cumulative-effect type adjustment in other comprehensive income to recognize the fair value of derivatives that are designated as cash-flow hedges.

Comprehensive Income

Comprehensive income includes all changes in stockholders' equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company's Consolidated Statements of Comprehensive Income include net income and foreign currency adjustments that arise from the translation of the financial statements of Quiksilver Europe and Quiksilver International into U.S. dollars and unrealized gains and losses on certain derivative instruments.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS No. 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of November 1, 2001 and has begun to test goodwill for impairment under the new rules, applying a fair-value-based test. The Company expects that adoption of SFAS No. 142 will increase annual operating income through a reduction of amortization expense by approximately $3.0 million or $.07 per share diluted, on an annual basis.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

NOTE 2 -- BUSINESS ACQUISITIONS

Effective July 1, 2000, the Company acquired Quiksilver International, an Australian company that owns the worldwide trademark rights to the Quiksilver brand name (other than in the United States and Mexico where those rights were already owned by the Company.) The initial acquisition payment was $23,564,000, which includes cash consideration of $23,101,000 and transaction costs, net of imputed interest, of $463,000. Under the terms of the purchase agreements, two additional payments will be made, one at the end of fiscal 2002 and one at the end of fiscal 2005. Such deferred purchase price payments, which are denominated in Australian dollars, are contingent on the computed earnings of Quiksilver International through June 20, 2005, subject to specified minimums. The deferred minimum purchase price payments, which were discounted to present value, totaled $17,294,000 at the date of the acquisition, and are included as a component of the purchase price recorded at July 1, 2000. The deferred purchase price payment due at the end of fiscal 2002 was increased by $4,267,000, with a corresponding increase to Trademarks, as a result of Quiksilver International's operations for the 12 months ended June 30, 2001. The obligation related to these deferred purchase price payments is reflected in the Consolidated Balance Sheet as a component of debt. The acquisition has been recorded using the purchase method of accounting and resulted in a trademark valuation at July 1, 2000 of $41,397,000, which is being amortized over 25 years.

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

Effective March 1, 2000, the Company acquired the operations of Hawk Designs, Inc., the owner of the intellectual property rights to the name Tony Hawk for apparel and related accessories. The initial purchase price was $1,290,000, which includes a cash payment of $500,000, additional consideration of $250,000 paid in fiscal 2001 and $250,000 to be paid in fiscal 2002, and assumed bank debt of $290,000. Under the terms of the purchase agreement and for additional compensation, Tony Hawk also agreed to promote Quiksilver products through December 31, 2005, renewable through 2015 at the Company's option. The acquisition has been recorded using the purchase method of accounting and resulted in a trademark valuation of $1,165,000, which is being amortized over 25 years.

The results of operations for all acquisitions are included in the Consolidated Statements of Income from their respective acquisition dates, and accordingly, are all included for the full year of fiscal 2001. Assuming these acquisitions had occurred as of November 1, 1998, consolidated net sales would have been $522,154,000 and $456,865,000 for the years ended October 31, 2000 and 1999, respectively. Net income would have been $31,846,000 and $28,267,000, respectively for those same years, and diluted earnings per share would have been $1.37 and $1.21, respectively.

NOTE 3 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts includes the following:

                                                         YEARS ENDED OCTOBER 31,
                                                  --------------------------------------
                                                     2001         2000           1999
                                                     ----         ----           ----
    Balance, beginning of year................    $5,090,000   $ 5,738,000   $ 3,738,000
       Provision for doubtful accounts........     5,042,000     3,135,000     3,088,000
       Deductions.............................    (3,852,000)   (3,783,000)   (1,088,000)
                                                  ----------   -----------   -----------
    Balance, end of year......................    $6,280,000   $ 5,090,000   $ 5,738,000
                                                  ==========   ===========   ===========

NOTE 4 -- INVENTORIES

During the fiscal year ended October 31, 2001, the Company recorded a $6,000,000 writedown of its domestic inventories. This writedown was required primarily as a result of the aftermath of September 11, 2001, when the market for consumer products, including casual lifestyle apparel, experienced a dramatic falloff in demand and resulted in a substantial amount of customer order cancellations. This phenomenon created an industry wide glut of excess product available to the traditional off price channel thereby driving the price of certain seasonal product below cost. Inventories consist of the following:

                                                           OCTOBER 31,
                                                   ---------------------------
                                                       2001           2000
                                                       ----           ----
    Raw materials..............................    $ 21,325,000   $ 22,191,000
    Work in process............................       8,138,000      7,543,000
    Finished goods.............................      78,099,000     60,300,000
                                                   ------------   ------------
                                                   $107,562,000   $ 90,034,000
                                                   ============   ============

NOTE 5 -- FIXED ASSETS

Fixed assets consist of the following:

                                                            OCTOBER 31,
                                                    ---------------------------
                                                        2001           2000
                                                        ----           ----
    Furniture and equipment......................   $ 64,791,000   $ 44,252,000
    Leasehold improvements.......................     17,898,000     17,402,000
    Land and buildings...........................     13,233,000     11,391,000
                                                    ------------   ------------
                                                      95,922,000     73,045,000
    Accumulated depreciation and amortization....    (34,469,000)   (23,211,000)
                                                    ------------   ------------
                                                    $ 61,453,000   $ 49,834,000
                                                    ============   ============

NOTE 6 -- LINES OF CREDIT AND LONG-TERM DEBT

The Company has a syndicated bank facility that was amended in October 2001 to increase the revolving credit maximum amount (the "Credit Agreement"). The Credit Agreement provides for (i) a revolving line of credit of up to $125,000,000, including a $60,000,000 sublimit for letters of credit and (ii) a term loan initially totaling $25,000,000. The revolving line of credit expires on June 28, 2002. Borrowings under the revolving line of credit bear interest based on the bank's reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. The weighted average interest rate at October 31, 2001 was 4.3%. The term loan is repayable in equal quarterly installments through October 2004, and bears interest contractually based on LIBOR. However, the Company entered into an interest rate swap agreement to fix the interest rate at 7.20% per year. This swap agreement is effective through October 2004 and is an effective hedge of the related interest rate exposure. The fair value of the interest rate swap at October 31, 2001 was a loss of $766,000. As of October 31, 2001, the Company had $47,000,000 of cash borrowings outstanding under the revolving line of credit and $18,750,000 outstanding under the term loan.

The Credit Agreement contains restrictive covenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and the Company's assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At October 31, 2001, the Company was in compliance with such covenants. The Company believes that the line of credit will be renewed with substantially similar terms.

The Company also has a term loan with a U.S. bank that initially totaled $12,300,000 in April 2000. This term loan is repayable in installments of $102,500 per month with a final maturity in October 2004. The Company anticipates that these monthly payments and final balloon payment will be paid from borrowings on the Company's revolving credit facility. This term loan is secured by the leasehold improvements at the Company's Huntington Beach headquarters and bears interest contractually based on LIBOR. However, in January 2000, the Company entered into an interest rate swap agreement with a notional amount equal to the term loan, effective through April 2007, to fix the interest rate at 8.43% per annum. The fair value of the interest rate swap at October 31, 2001 was a loss of $1,041,000. The restrictive covenants under this term loan are substantially the same as those under the Credit Agreement. The outstanding balance of this term loan at October 31, 2001 was $10,353,000.

Quiksilver Europe has arrangements with banks that provide for maximum cash borrowings of approximately $46,000,000 in addition to approximately $33,000,000 available for the issuance of letters of credit. At October 31, 2001, these lines of credit bore interest at rates ranging from 4.7% to 5.2%. The lines of credit expire on various dates through April 2002, and the Company believes that these lines of credit will continue to be available with substantially similar terms. As of October 31, 2001, $19,228,000 was outstanding under these lines of credit.

Quiksilver Europe also has $19,706,000 of long-term debt, the majority of which is collateralized by land and buildings. This long-term debt bears interest at rates ranging generally from 4.1% to 5.9%, requires monthly, quarterly or annual principal and interest payments and is due at various dates through 2011.

As part of the acquisition of Quiksilver International, the Company is obligated to make two additional purchase price payments, which are denominated in Australian dollars, and are contingent on the computed earnings of Quiksilver International through June 20, 2005. While these obligations were discounted to present value as of the acquisition date, the carrying amount of these obligations fluctuates based on changes in the exchange rate between Australian dollars and U.S. dollars. As of October 31, 2001, these obligations totaled $21,655,000.

Principal payments on long-term debt are due approximately as follows:

               2002.....................................    $24,153,000
               2003.....................................     11,010,000
               2004.....................................     17,407,000
               2005.....................................     10,464,000
               2006.....................................      2,646,000
               Thereafter...............................      4,784,000
                                                            -----------
                                                            $70,464,000
                                                            ===========

NOTE 7 -- ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                            OCTOBER 31,
                                                     -------------------------
                                                        2001          2000
                                                        ----          ----
    Accrued employee compensation and benefits....   $11,411,000   $10,863,000
    Accrued sales and payroll taxes...............     2,428,000     2,832,000
    Derivative liability..........................     2,646,000            --
    Other liabilities.............................     8,413,000     8,873,000
                                                     -----------   -----------
                                                     $24,898,000   $22,568,000
                                                     ===========   ===========

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2001:

               2002.....................................   $ 12,710,000
               2003.....................................     13,247,000
               2004.....................................     12,071,000
               2005.....................................     11,488,000
               2006.....................................     11,289,000
               Thereafter...............................     40,058,000
                                                           ------------
                                                           $100,863,000
                                                           ============

Total rent expense was $11,051,000, $6,670,000 and $4,840,000 during the years ended October 31, 2001, 2000 and 1999, respectively.

Litigation

Legal claims against the Company consist of matters incidental to the Company's business. In the opinion of management, the outcome of these claims will not materially affect the Company's consolidated financial position or results of operations.

NOTE 9 -- STOCKHOLDERS' EQUITY

In March 2000, the Company's stockholders approved the Company's 2000 Stock Incentive Plan (the "2000 Plan"), which generally replaced the Company's previous stock option plans. Under the 2000 Plan, 4,436,209 shares are reserved for issuance over its term, consisting of 3,236,209 shares authorized under predecessor plans plus an additional 1,200,000 shares. Nonqualified and incentive options may be granted to officers and employees selected by the plan's administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash, or, with the consent of the committee, by delivering previously outstanding shares of the Company's Common Stock. Options vest over a period of time, generally three to five years, as designated by the committee and are subject to such other terms and conditions as the committee determines. Certain stock options have also been granted in connection with the Company's business acquisitions.

Changes in shares under option for the years ended October 31, 2001, 2000 and 1999 are summarized as follows:

                                                             YEARS ENDED OCTOBER 31,
                                        ------------------------------------------------------------------
                                                2001                   2000                   1999
                                        --------------------   --------------------   --------------------
                                                    WEIGHTED               WEIGHTED               WEIGHTED
                                                    AVERAGE                AVERAGE                AVERAGE
                                         SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                         ------      -----      ------      -----      ------      -----
  Outstanding, beginning of year......  3,616,301    $10.01    3,410,531    $ 9.22    3,846,408    $ 8.15
    Granted...........................    642,100     17.30      784,790     13.00      490,298     16.05
    Exercised.........................   (641,000)     9.16     (502,818)     8.59     (902,773)     8.34
    Canceled..........................    (44,719)    14.30      (76,202)    14.71      (23,402)    12.30
                                        ---------              ---------              ---------
  Outstanding, end of year............  3,572,682    $11.42    3,616,301    $10.01    3,410,531    $ 9.22
                                        =========    ======    =========    ======    =========    ======

  Options exercisable, end of year....  2,340,242    $ 9.52    2,168,831    $ 8.30    1,948,571    $ 7.39
                                        =========    ======    =========    ======    =========    ======

  Weighted average fair value of
    options granted during the year...               $10.70                 $ 6.55                 $ 7.42
                                                     ======                 ======                 ======

Outstanding stock options at October 31, 2001 consist of the following:

                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                             -------------------------------      ---------------------
                                         WEIGHTED
            RANGE OF                      AVERAGE    WEIGHTED                   WEIGHTED
            EXERCISE                     REMAINING   AVERAGE                    AVERAGE
             PRICES           SHARES        LIFE      PRICE        SHARES        PRICE
             ------           ------        ----      -----        ------        -----
                                           (YEARS)
        $ 1.79 - $ 2.65         75,000      0.6       $ 2.19         75,000      $ 2.19
          2.66 -   5.31        172,500      2.0         3.35        172,500        3.35
          5.32 -   7.96        696,713      4.2         7.01        693,713        7.01
          7.97 -  10.62        554,056      5.5         8.95        554,056        8.95
         10.63 -  15.93      1,522,113      7.6        13.09        758,643       13.08
         15.94 -  23.89        527,300      9.0        18.25         61,330       17.53
         23.90 -  26.55         25,000      9.4        26.55         25,000       26.55
                             ---------                            ---------
          1.79 -  26.55      3,572,682      6.4       $11.42      2,340,242      $ 9.52
                             =========                ======      =========      ======

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2001, 2000 and 1999 assuming risk-free interest rates of 4.9%, 5.8% and 6.2%, respectively, volatility of 64.8%, 58.6% and 57.0%, respectively, zero dividend yield, and expected lives of 4.6, 3.7 and 2.9 years, respectively. If compensation expense was determined based on the fair value method beginning with grants in the year ended October 31, 1996, the Company's net income and net income per share, assuming dilution would have been reduced to the pro forma amounts indicated below:

                                                                YEARS ENDED OCTOBER 31,
                                                        ----------------------------------------
                                                           2001           2000          1999
                                                           ----           ----          ----
  Actual net income...................................  $28,021,000    $31,836,000   $26,584,000
  Pro forma net income................................   24,832,000     29,658,000    24,703,000

  Actual net income per share, assuming dilution......  $      1.17    $      1.37   $      1.14
  Pro forma net income per share, assuming dilution...         1.04           1.28          1.06

The impact of outstanding nonvested stock options granted prior to the year ended October 31, 1996 has been excluded from the pro forma calculation. Accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments.

As of October 31, 2001, there were 776,478 shares of common stock that were available for future grant.

The Company began the Quiksilver Employee Stock Purchase Plan ("the ESPP") in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period or six months, whichever is lower. The ESPP covers substantially all full time employees who have at least five months of service with the Company. The ESPP is intended to constitute an "employee stock purchase plan" within the meaning of section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. During fiscal 2001, 15,247 shares of stock were issued under the plan with proceeds to the Company of $237,000.

NOTE 10 -- ROYALTY, TRADEMARK AND ADVERTISING

The Company and Quiksilver International entered into an agreement in January 1996 that required, among other things, the Company to pay a fee of approximately $400,000 per year for advertising and promotion. From a consolidated perspective, this agreement was eliminated effective with the acquisition of Quiksilver International during fiscal 2000.

Quiksilver Europe had a European trademark license and manufacturing agreement (the "Trademark Agreement") with Quiksilver International. The Trademark Agreement provided that Quiksilver Europe could sell products under the Quiksilver trademark and tradename through 2012 in the territories covered by the Trademark Agreement (primarily Western Europe).

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

Quiksilver Europe also has a license agreement with Gotcha International, L.P. that resulted from the Company's acquisition of Freestyle, S.A., the European licensee of Gotcha International, L.P. The license agreement provides that Quiksilver Europe can sell products under the Gotcha trademark and tradename through 2015 in the territories covered by the license agreement (primarily Western Europe.) Royalties range from 2.8% to 4.0% of net sales, based on sales volume, with certain minimum requirements. Promotional contributions are also required based on sales volume and range from 1.0% to 1.5%.

The Company licensed the use of the Quiksilver and Roxy trademarks in Mexico in exchange for royalties of 4.5% of net sales after Mexican taxes, and the use of the Quiksilver and Roxy trademarks on watches and sunglasses in exchange for royalties of 8% and 10% of sales, respectively. The Company also licensed a chain of outlet stores that pay the Company royalties of 4% of product purchases from the Company. These license agreements expire through 2006.

Effective with the acquisition of Quiksilver International during fiscal 2000, the Company acquired licenses for the use of the Quiksilver trademark in various countries and territories around the world. The licensees are headquartered in Australia, Japan, Turkey, South Africa, Brazil, Indonesia, Korea, Argentina, Chile and Mauritius. These licensees pay the Company royalties ranging from 3% to 5% of the licensees sales.

NOTE 11 -- INCOME TAXES

A summary of the provision for income taxes is as follows:

                                                    YEARS ENDED OCTOBER 31,
                                            ---------------------------------------
                                               2001          2000          1999
                                               ----          ----          ----
        Current:
           Federal......................   $ 8,038,000    $ 8,820,000   $11,430,000
           State........................     2,023,000      2,103,000     2,504,000
           Foreign......................    10,694,000      7,711,000     7,014,000
                                           -----------    -----------   -----------
                                            20,755,000     18,634,000    20,948,000
                                           -----------    -----------   -----------
        Deferred:
           Federal......................    (2,506,000)     1,158,000    (2,170,000)
           State........................      (640,000)       209,000      (420,000)
           Foreign......................      (218,000)        25,000       (75,000)
                                           -----------    -----------   -----------
                                            (3,364,000)     1,392,000    (2,665,000)
                                           -----------    -----------   -----------
        Provision for income taxes......   $17,391,000    $20,026,000   $18,283,000
                                           ===========    ===========   ===========

A reconciliation of the effective income tax rate to a computed "expected" statutory federal income tax rate is as follows:

                                                             YEARS ENDED OCTOBER 31,
                                                           ---------------------------
                                                           2001       2000        1999
                                                           ----       ----        ----
        Computed "expected" statutory federal income
           tax rate...................................     35.0%      35.0%       35.0%
        State income taxes, net of federal income
           tax benefit................................      2.0        2.9         3.0
        Foreign income tax rate differential..........      1.3        0.3         2.3
        Other.........................................       --        0.4         0.4
                                                          -----       ----       -----
        Effective income tax rate.....................     38.3%      38.6%       40.7%
                                                          =====       ====       =====

The components of net deferred income taxes are as follows:

                                                                    OCTOBER 31,
                                                            ---------------------------
                                                               2001            2000
                                                               ----            ----
        Deferred income tax assets:
           Allowance for doubtful accounts..............    $ 4,835,000     $ 3,443,000
           Trademark amortization.......................        981,000         907,000
           State taxes..................................         46,000         403,000
           Other comprehensive income...................        961,000              --
           Nondeductible accruals and other.............      5,401,000       3,140,000
                                                            -----------     -----------
                                                             12,224,000       7,893,000
                                                            -----------     -----------
        Deferred income tax liabilities:
           Goodwill amortization........................       (622,000)       (413,000)
           Depreciation.................................       (737,000)     (1,183,000)
           Other........................................       (480,000)       (274,000)
                                                            -----------     -----------
                                                             (1,839,000)     (1,870,000)
                                                            -----------     -----------
        Net deferred income taxes                           $10,385,000     $ 6,023,000
                                                            ===========     ===========

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.

No provision has been made for federal, state, or additional foreign income taxes which would be due upon the actual or deemed distribution of approximately $66,000,000 of undistributed earnings of foreign subsidiaries as of October 31, 2001 that have been, or are intended to be, permanently invested.

NOTE 12 -- RETIREMENT PLAN

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the "401(k) Plan"). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company which are approved by the Company's Board of Directors. The Company made contributions of $404,000, $320,000 and $242,000 to the 401(k) Plan for the years ended October 31, 2001, 2000 and 1999, respectively.

NOTE 13 -- SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's management in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company's various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company operates primarily in the United States (referred to herein as "domestic") and in Europe, and no single customer accounts for more than 10% of the Company's net sales.

Information related to domestic and European operations is as follows:

                                                         YEARS ENDED OCTOBER 31,
                                               -------------------------------------------
                                                   2001           2000            1999
                                                   ----           ----            ----
        Net sales to unaffiliated customers:
           Domestic.........................   $391,575,000   $333,075,000    $290,363,000
           Europe...........................    223,877,000    182,614,000     153,371,000
                                               ------------   ------------    ------------
              Consolidated..................   $615,452,000   $515,689,000    $443,734,000
                                               ============   ============    ============

        Gross profit:
           Domestic.........................   $136,072,000   $120,685,000    $106,156,000
           Europe...........................     96,618,000     79,104,000      69,394,000
                                               ------------   ------------    ------------
              Consolidated..................   $232,690,000   $199,789,000    $175,550,000
                                               ============   ============    ============

        Operating income:
           Domestic.........................   $ 31,294,000   $ 36,110,000    $ 29,565,000
           Europe...........................     25,345,000     21,023,000      18,363,000
                                               ------------   ------------    ------------
              Consolidated..................   $ 56,639,000   $ 57,133,000    $ 47,928,000
                                               ============   ============    ============

        Identifiable assets:
           Domestic.........................   $282,108,000   $265,000,000    $180,546,000
           Europe...........................    136,630,000     93,742,000      79,127,000
                                               ------------   ------------    ------------
              Consolidated..................   $418,738,000   $358,742,000    $259,673,000
                                               ============   ============    ============

France accounted for 45.9%, 50.5% and 55.5% of European net sales to unaffiliated customers for the years ended October 31, 2001, 2000 and 1999, respectively, while the United Kingdom accounted for 18.0%, 12.8% and 13.5%, respectively, and Spain accounted for 14.3%, 12.5% and 11.1%, respectively.

NOTE 14 -- DERIVATIVE FINANCIAL INSTRUMENTS

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

For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to market value with corresponding gains or losses recorded in earnings. As of October 31, 2001, the Company was hedging forecasted transactions expected to occur in the following twelve months. Assuming exchange rates at October 31, 2001 remain constant, $247,000 of gains related to hedges of these transactions are expected to be reclassified into earnings over the next twelve months. Also included in accumulated other comprehensive income at October 31, 2001 is a charge related to cash flow hedges of the Company's long-term debt that is denominated in Australian dollars, totaling $1,442,000, which will be amortized into earnings through fiscal 2005 as the debt matures.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the fiscal year ended October 31, 2001, the Company reclassified into earnings a net loss of $689,000 resulting from the expiration, sale, termination, or exercise of derivative contracts. Additionally, a gain of $1,225,000 was recognized during the fiscal year ended October 31, 2001 for changes in the value of derivatives that were marked to market value.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at October 31, 2001 is as follows:

                                  NOTIONAL                                   FAIR
                                   AMOUNT              MATURITY              VALUE
                                   ------              --------              -----
       British pounds........    $23,941,000      Nov 2001 - Aug 2002     $   278,000
       U.S. dollars..........     20,500,000      Nov 2001 - Aug 2002         418,000
       Australian dollars....     26,020,000     Sept 2002 - Sept 2005       (837,000)
       Interest rate swap....     18,750,000           Oct 2004              (766,000)
       Interest rate swap....     10,353,000          April 2007           (1,041,000)
                                 -----------                              -----------
                                 $99,564,000                              $(1,948,000)
                                 ===========                              ===========

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial data (unaudited) is as follows:

                                           QUARTER       QUARTER        QUARTER       QUARTER
                                            ENDED         ENDED          ENDED         ENDED
                                         JANUARY 31      APRIL 30       JULY 31      OCTOBER 31
                                         ----------      --------       -------      ----------
        Year ended October 31, 2001

           Net sales..................  $121,833,000   $168,198,000  $ 155,259,000  $170,162,000
           Gross profit...............    47,435,000     67,462,000     58,878,000    58,915,000
           Net income.................     3,706,000     13,981,000      7,955,000     2,379,000
           Net income per share,
             assuming dilution........          0.16           0.58           0.33          0.10
           Trade accounts receivable..   120,969,000    149,442,000    149,221,000   155,879,000
           Inventories................   113,281,000     98,241,000    125,508,000   107,562,000

        Year ended October 31, 2000

           Net Sales..................  $ 99,929,000   $142,139,000  $ 122,011,000  $151,610,000
           Gross Profit...............    38,868,000     58,272,000     46,785,000    55,864,000
           Net Income.................     4,079,000     11,309,000      6,670,000     9,778,000
           Net Income per share,
             assuming dilution........          0.18           0.49           0.29          0.42
           Trade accounts receivable..    94,739,000    122,729,000    110,797,000   136,394,000
           Inventories................    90,376,000     72,360,000     83,378,000    90,034,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 28, 2002

QUIKSILVER, INC.

(REGISTRANT)

     By: /s/ Robert B. McKnight, Jr.        By: /s/ Steven L. Brink
         -----------------------------          ------------------------------
         Robert B. McKnight, Jr.                Steven L. Brink
         Chairman of the Board and              Chief Financial Officer
         Chief Executive Officer                and Treasurer
         (Principal Executive Officer)          (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                        TITLE                         DATE SIGNED
          ----------                        -----                         -----------
/s/ Robert B. McKnight, Jr.         Chairman of the Board and           January 28, 2002
------------------------------      Chief Executive Officer
Robert B. McKnight, Jr.             (Principal Executive Officer)

/s/ Steven L. Brink                 Chief Financial Officer             January 28, 2002
------------------------------      and Treasurer
Steven L. Brink                     (Principal Accounting Officer)

/s/ William M. Barnum, Jr.          Director                            January 28, 2002
------------------------------
William M. Barnum, Jr.

/s/Charles E. Crowe                 Director                            January 28, 2002
------------------------------
Charles E. Crowe

/s/ Michael H. Gray                 Director                            January 28, 2002
------------------------------
Michael H. Gray

/s/ Harry Hodge                     Director                            January 28, 2002
------------------------------
Harry Hodge

                                    Director
------------------------------
Robert G. Kirby

/s/ Tom Roach                       Director                            January 28, 2002
------------------------------
Tom Roach

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

10.1    Revolving Credit and Term Loan Agreement dated as of October 6, 2000
        (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.2    First Amendment to Revolving Credit and Term Loan Agreement dated
        October 9, 2001 (filed herewith).

10.3 Term Loan Agreement dated as of April 25, 2000 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form
        10-Q for the three months ended April 30, 2000).

10.4    Second Amendment to term Loan Agreement dated October 12, 2000
        (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.5    Share Purchase Agreement, dated July 27, 2000, by and among Quiksilver,
        Inc., Quiksilver Australia Pty Ltd, Quiksilver International Pty Ltd and
        Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company's report on Form 8-K dated July 27, 2000).

10.6 Minority Shareholder Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd and Shareholders of
        Quiksilver International Pty Ltd. (incorporated by reference from the
        Company's report on Form 8-K dated July 27, 2000).

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

10.11 Quiksilver, Inc. 2000 Stock Incentive Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
        October 31, 2000).

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

10.15   Services Agreement between Bernard Mariette and Registrant dated
        November 1, 1998 (incorporated by reference from the Company's Annual
        Report on Form 10-K for the fiscal year ended October 31, 2000).

10.16   Employment Agreement between Charles Exon and Registrant dated August 1,
        2000 (filed herewith).

21.1    Names and Jurisdictions of Subsidiaries.

23.1    Independent Auditors' Consent.

(1)   Management contract or compensatory plan.