Form 10-Q
period 2002-01-31
QUIKSILVER INC
filed 2002-03-18
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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
(Zip Code)

(714) 889-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X              No

The number of shares outstanding of issuer’s Common Stock,
par value $0.01 per share, at
March 12, 2002 was
23,235,474

QUIKSILVER, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2002	2001
ASSETS

Current assets:

Cash and cash equivalents	$14,958,000	$5,002,000

Trade accounts receivable, less allowance for doubtful accounts of $7,038,000 (2002) and $6,280,000 (2001)	145,021,000	155,879,000

Other receivables	6,426,000	6,427,000

Inventories	116,364,000	107,562,000

Prepaid expenses and other current assets	15,451,000	13,379,000

Total current assets	298,220,000	288,249,000

Property and equipment, less accumulated depreciation and amortization of $36,884,000 (2002) and $34,469,000 (2001)	61,600,000	61,453,000

Trademark, less accumulated amortization of $4,903,000 (2002) and $4,830,000 (2001)	45,854,000	45,911,000

Goodwill, less accumulated amortization of $6,912,000 (2002) and $6,888,000 (2001)	18,804,000	18,929,000

Other assets	4,742,000	4,196,000

Total assets	$429,220,000	$418,738,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Lines of credit	$66,690,000	$66,228,000

Accounts payable	48,379,000	40,554,000

Accrued liabilities	29,880,000	24,898,000

Current portion of long-term debt	24,453,000	24,153,000

Total current liabilities	169,402,000	155,833,000

Long-term debt	42,872,000	46,311,000

Total liabilities	212,274,000	202,144,000

Stockholders’ equity

Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—

Common stock, $.01 par value, authorized shares - 30,000,000; issued and outstanding shares – 23,956,174 (2002) and 23,890,283 (2001)	239,000	239,000

Additional paid-in-capital	53,281,000	52,706,000

Treasury stock, 721,300 shares	(6,778,000)	(6,778,000)

Retained earnings	184,533,000	181,447,000

Accumulated other comprehensive loss	(14,329,000)	(11,020,000)

Total stockholders’ equity	216,946,000	216,594,000

Total liabilities and stockholders’ equity	$429,220,000	$418,738,000

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended January 31,

	2002	2001
Net sales	$145,806,000	$121,833,000

Cost of goods sold	92,179,000	74,398,000

Gross profit	53,627,000	47,435,000

Operating expenses:

Selling, general and administrative expense	47,183,000	38,512,000

Royalty income	(1,153,000)	(1,126,000)

Total operating expenses	46,030,000	37,386,000

Operating income	7,597,000	10,049,000

Interest expense	2,428,000	3,016,000

Foreign currency loss	6,000	915,000

Other expense	160,000	101,000

Income before provision for income taxes	5,003,000	6,017,000

Provision for income taxes	1,917,000	2,311,000

Net income	$3,086,000	$3,706,000

Basic net income per share	$0.13	$0.16

Diluted net income per share	$0.13	$0.16

Weighted average shares outstanding	23,205,000	22,564,000

Diluted weighted average shares outstanding	23,890,000	23,725,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended January 31,

	2002	2001
Net income	$3,086,000	$3,706,000

Other comprehensive gain (loss):

Foreign currency translation adjustment	(2,780,000)	4,392,000

Net unrealized loss on derivative instruments, net of tax	(529,000)	(762,000)

Comprehensive income (loss)	$(223,000)	$7,336,000

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended January 31,

	2002	2001
Cash flows from operating activities:

Net income	$3,086,000	3,706,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	3,047,000	3,252,000

Provision for doubtful accounts	1,037,000	833,000

Loss on sale of fixed assets	—	41,000

Foreign currency loss	280,000	820,000

Interest accretion	521,000	389,000

Changes in operating assets and liabilities:

Trade accounts receivable	6,872,000	18,449,000

Other receivables	(579,000)	(643,000)

Inventories	(10,465,000)	(21,188,000)

Prepaid expenses and other current assets	(1,701,000)	(1,703,000)

Other assets	(859,000)	70,000

Accounts payable	10,068,000	(2,675,000)

Accrued liabilities	4,225,000	(2,351,000)

Income taxes payable	(254,000)	812,000

Net cash provided by (used in) operating activities	15,278,000	(188,000)

Cash flows from investing activities:

Capital expenditures and business acquisitions	(4,303,000)	(5,198,000)

Net cash used in investing activities	(4,303,000)	(5,198,000)

Cash flows from financing activities:

Borrowings on lines of credit	8,642,000	18,052,000

Payments on lines of credit	(7,000,000)	(13,414,000)

Borrowings on long-term debt	331,000	127,000

Payments on long-term debt	(2,673,000)	(2,491,000)

Proceeds from stock option exercises	338,000	1,656,000

Net cash (used in) provided by financing activities	(362,000)	3,930,000

Effect of exchange rate changes on cash	(657,000)	404,000

Net increase (decrease) in cash and cash equivalents	9,956,000	(1,052,000)

Cash and cash equivalents, beginning of period	5,002,000	2,298,000

Cash and cash equivalents, end of period	$14,958,000	$1,246,000

Supplementary cash flow information - Cash paid during the period for:

Interest	$1,283,000	$2,639,000

Income taxes	$1,094,000	$1,381,000

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 2002 and 2001. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2001 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.	Inventories consist of the following:

	January 31,	October 31,
	2002	2001
Raw Materials	$19,657,000	$21,325,000

Work-In-Process	6,344,000	8,138,000

Finished Goods	90,363,000	78,099,000

	$116,364,000	$107,562,000

3.	Information related to domestic and European operations is as follows:

	Three Months Ended January 31,

	2002	2001
Net sales to unaffiliated customers:

Domestic	$89,827,000	$78,575,000

Europe	55,979,000	43,258,000

Consolidated	$145,806,000	$121,833,000

Gross profit:

Domestic	$28,460,000	$28,746,000

Europe	25,167,000	18,689,000

Consolidated	$53,627,000	$47,435,000

Operating income:

Domestic	$2,488,000	$6,350,000

Europe	5,109,000	3,699,000

Consolidated	$7,597,000	$10,049,000

Identifiable assets:

Domestic	$278,080,000	$266,248,000

Europe	151,140,000	108,098,000

Consolidated	$429,220,000	$374,346,000

4.	The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to its variable rate debt. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses various foreign currency exchange contracts and intercompany loans. In addition, interest rate swaps are used to manage the Company’s exposure to the risk of fluctuations in interest rates.

For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to market value with corresponding gains or losses recorded in earnings. As of January 31, 2002, the Company was hedging forecasted transactions expected to occur in the following twelve months. Assuming exchange rates at January 31, 2002 remain constant, $632,000 of losses related to hedges of these transactions are expected to be reclassified into earnings over the next twelve months. Also included in accumulated other comprehensive income at January 31, 2002 is a charge related to cash flow hedges of the Company’s long-term debt that is denominated in Australian dollars, totaling $1,090,000, which will be amortized into earnings through fiscal 2005 as the debt matures.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended January 31, 2002, the Company reclassified into earnings a net gain of $255,000 resulting from the expiration, sale, termination, or exercise of derivative contracts. Additionally, a gain of $55,000 was recognized during the three months ended January 31, 2002 for changes in the value of derivatives that were marked to market value.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at January 31, 2002 is as follows:

	January 31, 2002

	Notional		Fair
	Amount	Maturity	Value
British pounds	$21,920,000	Feb 2002 – Oct 2002	$(107,000)

U.S. dollars	29,000,000	Feb 2002 – Aug 2002	(1,167,000)

Australian dollars	26,020,000	Sept 2002 – Sept 2005	(1,338,000)

Interest rate swaps	47,232,000	Nov 2003 – Jan 2007	(1,162,000)

	$124,172,000		$(3,774,000)

5.	Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company’s financial position or results of operations.

Effective November 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and also in the event of an impairment indicator. The adoption of SFAS No. 142 resulted in an increase in operating income through a reduction of amortization expense of approximately $740,000 in the three months ended January 31, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

Net sales for the three months ended January 31, 2002 increased 19.7% to $145,806,000 from $121,833,000 in the comparable period of the prior year. Domestic net sales for the three months ended January 31, 2002 increased 14.3% to $89,827,000 from $78,575,000 in the comparable period of the prior year, and European net sales increased 29.4% to $55,979,000 from $43,258,000 for those same periods. As measured in euros, Quiksilver Europe’s functional currency, net sales in the current year’s quarter increased 31.0% compared to the prior year. Domestic mens sales increased 18.0% to $47,809,000 from $40,508,000 in the comparable period of the prior year, while domestic womens sales increased 11.5% to $40,805,000 from $36,590,000. In the domestic division, sales of snowboards, boots and bindings amounted to $1,213,000 for the current year’s quarter compared to $1,477,000 in the prior year. The domestic mens sales increase came primarily from the Quiksilver Young Mens, Hawk and Fidra divisions. The domestic womens sales increase came from both the Roxy and Raisins divisions. In Europe and as reported in dollars, mens sales increased 6.8% to $39,371,000 from $36,863,000, while womens sales increased 159.7% to $16,608,000 from $6,395,000. The European mens sales increase came primarily from the Quiksilver Boys division. These comparisons of sales in Europe were impacted somewhat by the strong dollar in comparison to the prior year. In euros, mens sales increased 8.0% and womens sales increased 163.4%.

The gross profit margin for the three months ended January 31, 2002 decreased to 36.8% from 38.9% in the comparable period of the prior year. The domestic gross profit margin decreased to 31.7% from 36.6%, while the European gross profit margin increased to 45.0% from 43.2% for those same periods. The decrease in the domestic gross profit margin resulted primarily from lower profit margins on sales of the Company’s end-of-season inventories compared to the prior year. In Europe, the gross profit margin increased primarily due to lower production costs and a higher level of sales through company-owned retail stores in comparison to the prior year. Gross profit margins are higher for sales in company-owned retail stores compared to the Company’s normal wholesale business.

Selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2002 increased 22.5% to $47,183,000 from $38,512,000 in the comparable period of the prior year. Domestic SG&A increased 15.9% to $28,783,000 from $24,831,000 in the comparable period of the prior year, and European SG&A increased 34.5% to $18,400,000 from $13,681,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. SG&A increased as a percentage of sales domestically as the operating costs of additional company-owned retail stores was partially offset by general leverage on growth and lower amortization expense. In Europe, SG&A increased as a percentage of sales primarily as a result of additional retail stores.

Royalty income for the three months ended January 31, 2002 totaled $1,153,000 compared to royalty income of $1,126,000 in the comparable period of the prior year. Strength from the Company’s domestic and Australian licensees offset weakness from licensees in territories such as Indonesia and Turkey that have been affected by lower tourism.

Interest expense for the three months ended January 31, 2002 decreased 19.5% to $2,428,000 from $3,016,000 in the comparable period of the prior year. This decrease was due to lower domestic interest rates compared to the previous year and lower average balances on the Company’s domestic debt.

The effective income tax rate of 38.3% for the three months ended January 31, 2002, which is based on current estimates of the annual effective income tax rate, is generally consistent with the comparable period of the prior year.

As a result of the above factors, net income for the three months ended January 31, 2002 decreased 16.7% to $3,086,000 or $0.13 per share on a diluted basis from $3,706,000 or $0.16 per share on a diluted basis in the comparable period of the prior year. Basic net income per share also decreased to $0.13 per share for the three months ended January 31, 2002 from $0.16 in the comparable period of the prior year.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash provided by operating activities for the three months ended January 31, 2002 was $15,278,000 compared to net cash used in operating activities of $188,000 in the comparable period of the prior year. This $15,466,000 increase in cash provided by operating activities was primarily due to changes in accounts receivable and inventories net of accounts payable. During the three months ended January 31, 2002, the increase in inventories net of the increase in accounts payable used cash of only $397,000. This compares to $23,863,000 used in the prior year. This $23,466,000 increase in cash flows was partially offset by the change in accounts receivable. The decrease in trade accounts receivable provided cash of $6,872,000 in the three months ended January 31, 2002 versus $18,449,000 provided in the comparable period of the prior year, a decrease of $11,577,000.

Capital expenditures totaled $4,303,000 for the three months ended January 31, 2002, which is down somewhat compared to the $5,198,000 in the comparable period of the prior year. These investments include company-owned Boardriders Clubs and ongoing investments in computer and warehouse equipment.

During the three months ended January 31, 2002, net cash used in financing activities totaled $362,000, down significantly from the $3,930,000 provided in the comparable period of the prior year. The Company’s borrowings were reduced as a result of the increased cash provided by operating activities during the three months ended January 31, 2002.

The net increase in cash and cash equivalents for the three months ended January 31, 2002 was $9,956,000 compared to a net decrease of $1,052,000 in the comparable period of the prior year. Cash and cash equivalents totaled $14,958,000 at January 31, 2002 compared to $5,002,000 at October 31, 2001, while working capital was $128,818,000 at January 31, 2002 compared to $132,416,000 at October 31, 2001. The Company believes its current cash balance and current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable decreased 7.0% to $145,021,000 at January 31, 2002 from $155,879,000 at October 31, 2001. Domestic accounts receivable decreased 7.1% to $81,232,000 at January 31, 2002 from $87,398,000 at October 31, 2001, and European accounts receivable decreased 6.9% to $63,789,000 from $68,481,000 for that same period. These decreases are primarily a result of seasonal factors. Accounts receivable increased 19.9% compared to January 31, 2001, which is generally consistent with the increase in sales.

Consolidated inventories increased 8.2% to $116,364,000 at January 31, 2002 from $107,562,000 at October 31, 2001. Domestic inventories decreased 7.6% to $77,513,000 from $83,887,000 at October 31, 2001, and European inventories increased 64.1% to $38,851,000 from $23,675,000 for that same period. The Company decreased it’s domestic inventories while increasing sales primarily as a result of buying less product in advance of the Spring/Summer selling season. Domestic inventories decreased 10.9% compared to January 31, 2001. European inventories increased primarily to support higher expected sales and to allow the Company to ship products earlier in the upcoming season. European inventories increased 47.8% compared to January 31, 2001.

It is not uncommon for some of the Company’s customers to have financial difficulties from time to time. This is normal given the wide variety of the Company’s account base, which includes small surf shops, medium-sized retail chains, and some large department store chains. In some cases, customers have ended up in bankruptcy. However, the Company’s losses from these situations have been consistent with its estimates.

To allow for such losses, the Company establishes reserves for doubtful accounts to reduce the value of its receivables. Management believes that the allowance for doubtful accounts at January 31, 2002 is adequate to cover anticipated losses. Throughout the year, the Company monitors developments regarding its major customers. However, if customers experience unforeseen, material financial difficulties, this could have an adverse impact on the Company’s profits.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

See Note 5 above for the impact of the adoption of SFAS No. 141 and SFAS No. 142.

FOREIGN CURRENCY

The Company’s foreign currency risks are discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001 in Item 7a.

Quiksilver Europe’s statements of income are translated from euros into U.S. dollars at average exchange rates in effect during the reporting period. When the euro strengthens compared to the U.S. dollar there is a positive effect on Quiksilver Europe’s results as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. dollar strengthens, there is a negative effect.

European net sales increased 31.0% in euros during the three months ended January 31, 2002 compared to the three months ended January 31, 2001. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, European net sales increased only 29.4% as a result of a stronger U.S. dollar versus the euro in comparison to the prior year. Thus far in the Company’s second quarter, the dollar continues to be stronger relative to the euro in comparison to the prior year.

PART II — OTHER INFORMATION
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

QUIKSILVER, INC., a Delaware corporation

March 15, 2002	/s/ Steven L. Brink

Steven L. Brink Chief Financial Officer and Treasurer (Principal Accounting Officer)