Form 10-Q
period 2002-04-30
QUIKSILVER INC
filed 2002-06-14
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

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

Yes ☑  No

The number of shares outstanding of issuer’s Common Stock,
par value $0.01 per share, at
June 7, 2002 was
23,450,937

QUIKSILVER, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$6,916,000	$5,002,000

Trade accounts receivable, less allowance for doubtful accounts of $6,372,000 (2002) and $6,280,000 (2001)	171,669,000	155,879,000

Other receivables	7,023,000	6,427,000

Inventories	76,313,000	107,562,000

Prepaid expenses and other current assets	14,942,000	13,379,000

Total current assets	276,863,000	288,249,000

Property and equipment, less accumulated depreciation and amortization of $40,390,000 (2002) and $34,469,000 (2001)	64,580,000	61,453,000

Trademarks	45,827,000	45,911,000

Goodwill	18,932,000	18,929,000

Other assets	4,593,000	4,196,000

Total assets	$410,795,000	$418,738,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Lines of credit	$46,201,000	$66,228,000

Accounts payable	29,356,000	40,554,000

Accrued liabilities	24,653,000	24,898,000

Current portion of long-term debt	24,810,000	24,153,000

Income taxes payable	4,185,000	—

Total current liabilities	129,205,000	155,833,000

Long-term debt	44,187,000	46,311,000

Total liabilities	173,392,000	202,144,000

Stockholders’ equity

Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—

Common stock, $.01 par value, authorized shares - 45,000,000; issued and outstanding shares - 24,165,071 (2002) and 23,890,283 (2001)	242,000	239,000

Additional paid-in capital	56,458,000	52,706,000

Treasury stock, 721,300 shares	(6,778,000)	(6,778,000)

Retained earnings	197,996,000	181,447,000

Accumulated other comprehensive loss	(10,515,000)	(11,020,000)

Total stockholders’ equity	237,403,000	216,594,000

Total liabilities and stockholders’ equity	$410,795,000	$418,738,000

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended April 30,

	2002	2001

Net sales	$185,969,000	$168,198,000

Cost of goods sold	111,684,000	100,736,000

Gross profit	74,285,000	67,462,000

Operating expenses:

Selling, general and administrative expense	51,569,000	44,238,000

Royalty income	(1,454,000)	(1,348,000)

Total operating expenses	50,115,000	42,890,000

Operating income	24,170,000	24,572,000

Interest expense	2,287,000	2,648,000

Foreign currency loss (gain)	356,000	(1,052,000)

Other expense	55,000	132,000

Income before provision for income taxes	21,472,000	22,844,000

Provision for income taxes	8,009,000	8,863,000

Net income	$13,463,000	$13,981,000

Net income per share	$0.58	$0.61

Net income per share, assuming dilution	$0.55	$0.58

Weighted average common shares outstanding	23,304,000	22,957,000

Weighted average common shares outstanding, assuming dilution	24,413,000	24,224,000

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended April 30,

	2002	2001

Net sales	$331,775,000	$290,031,000

Cost of goods sold	203,863,000	175,134,000

Gross profit	127,912,000	114,897,000

Operating expenses:

Selling, general and administrative expense	98,752,000	82,750,000

Royalty income	(2,607,000)	(2,474,000)

Total operating expenses	96,145,000	80,276,000

Operating income	31,767,000	34,621,000

Interest expense	4,715,000	5,664,000

Foreign currency loss (gain)	362,000	(137,000)

Other expense	215,000	233,000

Income before provision for income taxes	26,475,000	28,861,000

Provision for income taxes	9,926,000	11,174,000

Net income	$16,549,000	$17,687,000

Net income per share	$0.71	$0.78

Net income per share, assuming dilution	$0.69	$0.74

Weighted average shares outstanding	23,253,000	22,758,000

Weighted average shares outstanding, assuming dilution	24,154,000	23,985,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six months ended April 30,

	2002	2001

Net income	$16,549,000	$17,687,000

Other comprehensive gain (loss):

Foreign currency translation adjustment	484,000	1,619,000

Net unrealized gain (loss) on derivative instruments, net of tax	21,000	(597,000)

Comprehensive income	$17,054,000	$18,709,000

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,

	2002	2001

Cash flows from operating activities:

Net income	$16,549,000	$17,687,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	6,315,000	6,806,000

Provision for doubtful accounts	2,344,000	1,983,000

Loss on sale of fixed assets	—	37,000

Foreign currency gain	(52,000)	(55,000)

Interest accretion	1,041,000	778,000

Changes in operating assets and liabilities:

Trade accounts receivables	(17,686,000)	(12,956,000)

Other receivables	(1,285,000)	400,000

Inventories	31,191,000	(7,507,000)

Prepaid expenses and other current assets	(1,458,000)	(1,165,000)

Other assets	(605,000)	(722,000)

Accounts payable	(9,959,000)	(9,260,000)

Accrued liabilities	202,000	(3,847,000)

Income taxes payable	5,583,000	6,488,000

Net cash provided by (used in) operating activities	32,180,000	(1,333,000)

Cash flows from investing activities:

Proceeds from sales of fixed assets	—	9,000

Capital expenditures	(9,324,000)	(9,105,000)

Net cash used in investing activities	(9,324,000)	(9,096,000)

Cash flows from financing activities:

Borrowings on lines of credit	11,626,000	44,409,000

Payments on lines of credit	(31,812,000)	(30,807,000)

Borrowings on long-term debt	2,247,000	671,000

Payments on long-term debt	(5,663,000)	(5,444,000)

Proceeds from stock option exercises	2,404,000	5,582,000

Net cash (used in) provided by financing activities	(21,198,000)	14,411,000

Effect of exchange rate changes on cash	256,000	(606,000)

Net increase in cash and cash equivalents	1,914,000	3,376,000

Cash and cash equivalents, beginning of period	5,002,000	2,298,000

Cash and cash equivalents, end of period	$6,916,000	$5,674,000

Supplementary cash flow information —

Cash paid during the period for:

Interest	$3,098,000	$4,667,000

Income taxes	$4,682,000	$4,259,000

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                    Basis of Presentation

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2002 and 2001. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2001 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.                    Inventories

Inventories consist of the following:

	April 30,	October 31,
	2002	2001

Raw Materials	$18,210,000	$21,325,000

Work-In-Process	4,330,000	8,138,000

Finished Goods	53,773,000	78,099,000

	$76,313,000	$107,562,000

3.                    Segment Information

The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions.

Information related to domestic and European operations is as follows:

	Three Months Ended April 30,

	2002	2001

Net sales to unaffiliated customers:

Domestic	$111,215,000	$110,392,000

Europe	74,754,000	57,806,000

Consolidated	$185,969,000	$168,198,000

Gross profit:

Domestic	$40,371,000	$41,275,000

Europe	33,914,000	26,187,000

Consolidated	$74,285,000	$67,462,000

Operating income:

Domestic	$12,246,000	$15,581,000

Europe	11,924,000	8,991,000

Consolidated	$24,170,000	$24,572,000

	Six Months Ended April 30,

	2002	2001

Net sales to unaffiliated customers:

Domestic	$201,042,000	$188,967,000

Europe	130,733,000	101,064,000

Consolidated	$331,775,000	$290,031,000

Gross profit:

Domestic	$68,831,000	$70,021,000

Europe	59,081,000	44,876,000

Consolidated	$127,912,000	$114,897,000

Operating income:

Domestic	$14,734,000	$21,931,000

Europe	17,033,000	12,690,000

Consolidated	$31,767,000	$34,621,000

Identifiable assets:

Domestic	$262,285,000	$274,299,000

Europe	148,510,000	114,958,000

Consolidated	$410,795,000	$389,257,000

4.                    Derivatives

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

For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to fair value with corresponding gains or losses recorded in earnings. As of April 30, 2002, the Company was hedging forecasted transactions expected to occur in the following seven months. Assuming exchange rates at April 30, 2002 remain constant, $65,000 of losses related to hedges of these transactions are expected to be reclassified into earnings over the next seven months. Also included in accumulated other comprehensive income for the six months ended April 30, 2002 is a charge related to cash flow hedges of the Company’s long-term debt that is denominated in Australian dollars, totaling $98,000, which will be amortized into earnings through fiscal 2005 as the debt matures, along with the fair value of interest rate swaps, totaling $1,146,000, related to the Company’s long-term debt that is denominated in US dollars and will mature through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the six months ended April 30, 2002, the Company reclassified into earnings a net gain of $141,000 resulting from the expiration, sale, termination, or exercise of derivative contracts. Additionally, a loss of $157,000 was recognized during the six months ended April 30, 2002 for changes in the value of derivatives that were marked to market value.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts is as follows:

	April 30, 2002

	Notional		Fair
	Amount	Maturity	Value

British pounds	$16,050,000	May 2002 – Oct 2002	$(5,000)

U.S. dollars	30,000,000	May 2002 – Nov 2002	(60,000)

Australian dollars	26,020,000	Sept 2002 – Sept 2005	(98,000)

Interest rate swaps	45,465,000	Nov 2003 – Jan 2007	(1,146,000)

	$117,535,000		$(1,309,000)

5.                    Intangible Assets

Effective November 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and determined that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS No. 142, the Company discontinued amortization of goodwill and certain trademarks that were determined to have an indefinite life. Had amortization of goodwill and these trademarks not been recorded in the three and six months ended April 30, 2001, net income would have increased by $625,000 and $1,255,000, respectively, net of taxes, and diluted earnings per share would have increased by and $.02 and $.05, respectively.

	April 30, 2002		October 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$25,856,000	$(6,924,000)	$25,817,000	$(6,888,000)

Non-amortizable trademarks	48,824,000	(4,663,000)	48,821,000	(4,619,000)

Amortizable trademarks	1,940,000	(274,000)	1,920,000	(211,000)

Total	$76,620,000	$(11,861,000)	$76,558,000	$(11,718,000)

Certain intangible assets will continue to be amortized by the Company using estimated useful lives of 10 to 25 years and no residual values. Intangible amortization expense for the three and six month periods ended April 30, 2002 was $31,000 and $63,000, respectively and is estimated to be, based on amortizable intangible assets at April 30, 2002, approximately $127,000 for fiscal 2002. Annual amortization expense, based on the Company’s amortizable intangible assets at April 30, 2002, is estimated to be approximately $127,000 in each of the fiscal years ending October 31, 2003 through 2007.

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. These markets are highly competitive, and the Company’s ability to evaluate and respond to changing consumer demands and tastes is critical to its success. Shifts in consumer preferences could have a negative affect on companies that misjudge these preferences. The Company’s historical success is due, in part, to the development of an experienced team of designers, artists, sponsored athletes, merchandisers, pattern makers, and cutting and sewing contractors that it believes has helped it remain in the forefront of design in the areas in which it competes. The Company’s future success will depend, in part, on its continued ability to design products that are acceptable to the marketplace, and there can be no assurance of the Company’s ability to do so. The consumer products industry is fragmented, and in order to retain and/or grow it’s market share, the Company must continue to be competitive in the areas of quality, brand image, distribution methods, price, customer service, and intellectual property protection.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In doing so, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could be significantly different from these estimates. The Company believes that the following discussion addresses the Company’s most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company’s reported financial results.

Revenue Recognition

Sales are recognized upon the transfer of title and risk of ownership to customers. Generally, the Company extends credit to its customers and does not require collateral. The Company’s payment terms range from net-30 to net-90, depending on the country or whether the Company sells directly to retailers in the country or to a distributor. None of the Company’s sales agreements with any of its customers provide for any rights of return by the customer. However, returns are approved on a case-by-case basis at the Company’s sole discretion to protect its image. Allowances for estimated returns are provided when sales are recorded, and related losses have historically been within management’s expectations.

Accounts Receivable

It is not uncommon for the some of the Company’s customers to have financial difficulties from time to time. This is normal given the wide variety of the Company’s account base, which includes small surf shops, medium-sized retail chains, and some large department store chains. Throughout the year, the Company performs credit evaluations of its customers and adjusts credit limits based on payment history and the customer’s current creditworthiness. The Company continuously monitors its collections and maintains a reserve for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. Historically, the Company’s losses have been consistent with its estimates, but there can be no assurance that the Company will continue to experience the same credit loss rates that it has experienced in the past. Unforeseen, material financial difficulties of the Company’s customers could have an adverse impact on the Company’s profits.

Inventories

Inventories are valued at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of product demand and market value. Demand for the Company’s products could fluctuate significantly, which was evident in the aftermath of September 11th. The factors that could negatively affect demand for the Company’s product include weakening economic conditions, further terrorist acts or threats, unanticipated changes in consumer preferences, reduced customer confidence in the retail market, and unseasonable weather, among other things. Certain of these factors could also interrupt the production and/or importation of the Company’s products or otherwise increase the cost of products. As a result, the Company’s operations and financial performance could be negatively affected. Additionally, management’s estimates of product demand and/or market value could be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Foreign Currency Translation

A significant portion of the Company’s sales are generated by Quiksilver Europe, which operates with the euro as its functional currency. Quiksilver Europe generates sales in the United Kingdom that are denominated in British Pounds and sources product in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign exchange rates. The Company also has other foreign currency obligations related to its acquisition of Quiksilver International. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive loss.

As part of the Company’s overall strategy to manage its level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company and its subsidiaries enter into various foreign exchange contracts generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to fair value with corresponding gains or losses recorded in earnings.

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

Net sales for the three months ended April 30, 2002 increased 10.6% to $185,969,000 from $168,198,000 in the comparable period of the prior year. Domestic net sales for the three months ended April 30, 2002 increased 0.7% to $111,215,000 from $110,392,000 in the comparable period of the prior year, and European net sales increased 29.3% to $74,754,000 from $57,806,000 for those same periods. As measured in euros, Quiksilver Europe’s functional currency, net sales in the current year’s quarter increased 33.6% compared to the prior year. Domestic men’s sales decreased 0.8% to $55,167,000 from $55,637,000 in the comparable period of the prior year, while domestic women’s sales increased 3.5% to $55,515,000 from $53,654,000. In the domestic division, sales of snowboards, boots and bindings amounted to $533,000 in the current year’s quarter compared to $1,101,000 in the prior year. The slight decrease in domestic men’s sales came from the Quiksilver Young Mens, Boys and Hawk divisions, offset by an increase in the Fidra division. The domestic women’s sales increase came from the Roxy and Raisins divisions. In Europe, men’s sales increased 34.5% to $58,485,000 from $43,471,000, while women’s sales increased 13.5% to $16,269,000 from $14,335,000. The European men’s sales increase came from the Quiksilver Young Mens, Boys and Gotcha divisions. The European women’s sales increase came from the Roxy division. These comparisons of sales in Europe were impacted somewhat by the strong dollar in comparison to the prior year. As measured in euros, men’s sales increased 39.0% and women’s sales increased 17.2%.

The gross profit margin for the three months ended April 30, 2002 decreased to 39.9% from 40.1% in the comparable period of the prior year. The domestic gross profit margin decreased to 36.3% from 37.4% in the comparable period of the prior year, while the European gross profit margin increased slightly to 45.4% from 45.3% for those same periods. The decrease in the domestic gross profit margin resulted primarily from lower profit margins on sales of the Company’s end-of-season inventories compared to the prior year. In Europe, the gross profit margin increased slightly as the benefit from a higher level of sales through company-owned retail stores in comparison to the prior year was offset by lower wholesale margins. Gross profit margins are higher for sales in company-owned retail stores compared to the Company’s normal wholesale business.

Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2002 increased 16.6% to $51,569,000 from $44,238,000 in the comparable period of the prior year. Domestic SG&A increased 10.3% to $31,679,000 from $28,725,000 in the comparable period of the prior year, and European SG&A increased 28.2% to $19,890,000 from $15,513,000 for those same periods. SG&A increased as a percentage of sales domestically due primarily to the operating costs of additional Company-owned retail stores. The increase in European SG&A was primarily due to higher personnel and other costs related to increased sales volume. SG&A decreased as a percentage of sales as the operating costs of additional company-owned retail stores were more than offset by general leverage on growth.

Royalty income for the three months ended April 30, 2002 totaled $1,454,000 compared to royalty income of $1,348,000 in the comparable period of the prior year. Strength from the Company’s domestic and Australian licensees offset weakness from licensees in other smaller territories that have been affected by lower tourism.

Interest expense for the three months ended April 30, 2002 decreased 13.6% to $2,287,000 from $2,648,000 in the comparable period of the prior year. This decrease was due primarily to lower average balances on the Company’s domestic debt.

The effective income tax rate for the three months ended April 30, 2002, which is based on current estimates of the annual effective income tax rate, decreased to 37.3% from 38.8% in the comparable period of the prior year. This improvement resulted primarily from the effect of adopting SFAS 142 and discontinuing the amortization of goodwill and certain trademarks having indefinite lives.

As a result of the above factors, net income for the three months ended April 30, 2002 decreased 3.7% to $13,463,000 or $0.55 per share on a diluted basis from $13,981,000 or $0.58 per share on a diluted basis in the comparable period of the prior year. Basic net income per share decreased to $0.58 for the three months ended April 30, 2002 from $0.61 in the comparable period of the prior year.

Six Months Ended April 30, 2002 Compared to Six Months Ended April 30, 2001

Net sales for the six months ended April 30, 2002 increased 14.4% to $331,775,000 from $290,031,000 in the comparable period of the prior year. Domestic net sales for the six months ended April 30, 2002 increased 6.4% to $201,042,000 from $188,967,000 in the comparable period of the prior year, and European net sales increased 29.4% to $130,733,000 from $101,064,000 for those same periods. As measured in euros, Quiksilver Europe’s net sales in the first six months of the current year increased 32.5% compared to the prior year. Domestic men’s sales increased 7.1% to $102,976,000 from $96,145,000 in the comparable period of the prior year, while domestic women’s sales increased 6.7% to $96,320,000 from $90,244,000. In the domestic division, sales of snowboards, boots and bindings amounted to $1,746,000 in the current year’s six-month period compared to $2,578,000 in the prior year. The domestic men’s sales increase came from the Quiksilver Young Mens and Fidra divisions. The domestic women’s sales increase came from both the Roxy and Raisins divisions. In Europe, men’s sales increased 21.8% to $97,869,000 from $80,333,000, while women’s sales increased 58.5% to $32,864,000 from $20,731,000. The European men’s sales increase came from the Quiksilver Young Mens, Boys and Gotcha divisions. The European women’s sales increase came from the Roxy division. These comparisons of sales in Europe were negatively impacted somewhat by the strong dollar in comparison to the prior year. As measured in euros, men’s sales increased 24.8%, and women’s sales increased 62.3%.

The gross profit margin for the six months ended April 30, 2002 decreased to 38.6% from 39.6% in the comparable period of the prior year. The domestic gross profit margin decreased to 34.2% from 37.1%, while the European gross profit margin increased to 45.2% from 44.4% for those same periods. The decrease in the domestic gross profit margin resulted primarily from lower profit margins on sales of the Company’s end-of-season inventories compared to the prior year. In Europe, the gross profit margin increased primarily due to lower production costs and a higher level of sales through company-owned retail stores in comparison to the prior year.

SG&A for the six months ended April 30, 2002 increased 19.3% to $98,752,000 from $82,750,000 in the comparable period of the prior year. Domestic SG&A increased 12.9% to $60,461,000 from $53,556,000 in the comparable period of the prior year, and European SG&A increased 31.2% to $38,291,000 from $29,194,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. SG&A increased as a percentage of sales domestically due primarily to the operating costs of additional company-owned retail stores. In Europe, SG&A increased as a percentage of sales primarily as a result of additional retail stores, offset by general leverage on growth.

Royalty income for the six months ended April 30, 2002 totaled $2,607,000 compared to royalty income of $2,474,000 in the comparable period of the prior year. Strength from the Company’s domestic and Australian licensees offset weakness from licensees in other smaller territories that have been affected by lower tourism.

Interest expense for the six months ended April 30, 2002 decreased 16.8% to $4,715,000 from $5,664,000 in the comparable period of the prior year. This decrease was due primarily to lower average balances on the Company’s domestic debt and lower domestic interest rates compared to the previous year.

The effective income tax rate for the six months ended April 30, 2002, which is based on current estimates of the annual effective income tax rate, decreased to 37.5% from 38.7% in the comparable period of the prior year. This improvement resulted primarily from the effect of adopting SFAS 142 and discontinuing the amortization of goodwill and certain trademarks having indefinite lives.

As a result of the above factors, net income for the six months ended April 30, 2002 decreased 6.4% to $16,549,000 or $0.69 per share on a diluted basis from $17,687,000 or $0.74 per share on a diluted basis in the comparable period of the prior year. Basic net income per share decreased to $0.71 for the six months ended April 30, 2002 from $0.78 in the comparable period of the prior year.

Financial Position, Capital Resources and Liquidity

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash provided by operating activities for the six months ended April 30, 2002 was $32,180,000 compared to net cash used in operating activities of $1,333,000 in the comparable period of the prior year. This $33,513,000 increase in cash provided by operating activities was primarily due to the cash provided by a $21,232,000 decrease in inventories net of changes in accounts payable for the six months ended April 30, 2002. In the comparable period of the prior year, an increase in inventories net of changes in accounts payable used $16,767,000 of cash.

For the six months ended April 30, 2002, capital expenditures totaled $9,324,000, which is generally consistent with the $9,105,000 in the comparable period of the prior year. These investments include company-owned Boardriders Clubs and ongoing investments in computer and warehouse equipment.

During the six months ended April 30, 2002, net cash used in financing activities totaled $21,198,000, down significantly from the $14,411,000 provided in the comparable period of the prior year. The Company’s borrowings were reduced as a result of the increase in cash provided by operating activities during the six months ended April 30, 2002.

Cash and cash equivalents increased to $6,916,000 at April 30, 2002 from $5,002,000 at October 31, 2001, while working capital increased $15,242,000 or 11.5% to $147,658,000 from $132,416,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 10.1% to $171,669,000 at April 30, 2002 from $155,879,000 at October 31, 2001. Domestic accounts receivable increased 3.8% to $90,758,000 at April 30, 2002 from $87,398,000 at October 31, 2001, and European accounts receivable increased 18.2% to $80,911,000 from $68,481,000 for that same period. Domestic accounts receivable increased 0.7% compared to April 30, 2001, while European accounts receivable increased 36.5% compared to April 30, 2001. These increases in accounts receivable are generally consistent with the increases in net sales but fluctuate somewhat due to differences in the timing of shipments in comparison to previous periods.

Consolidated inventories decreased 29.1% to $76,313,000 at April 30, 2002 from $107,562,000 at October 31, 2001. Domestic inventories decreased 33.2% to $56,074,000 from $83,887,000 at October 31, 2001, and European inventories decreased 14.5% to $20,239,000 from $23,675,000 for that same period. The Company decreased domestic and European inventories while increasing sales primarily as a result of buying less product in advance of the current and upcoming selling seasons. Domestic inventories decreased 27.3% compared to April 30, 2001, while European inventories decreased 4.0% compared to April 30, 2001.

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

See Note 5 to the Company’s financial statements for the impact of the adoption of SFAS No. 142.

Foreign Currency Translation Effects

The Company’s foreign currency risks are discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001 in Item 7a.

Quiksilver Europe’s statements of income are translated from euros into U.S. dollars at average exchange rates in effect during the reporting period. When the euro strengthens compared to the U.S. dollar, there is a positive effect on Quiksilver Europe’s results as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. dollar strengthens, there is a negative effect.

European net sales increased 33.6% in euros during the three months ended April 30, 2002 compared to the three months ended April 30, 2001. As measured in U.S. dollars and reported in the Company’s financial statements, European net sales increased only 29.3% as a result of a stronger U.S. dollar versus the euro in comparison to the prior year. Thus far in the Company’s third quarter, the dollar has weakened and is currently weaker relative to the euro in comparison to the prior year.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Company’s Annual Meeting of Stockholders was held on March 26, 2002. At the Annual Meeting, the following directors were elected to serve on the Company’s Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

	Votes	Votes
	For	Withheld

Robert B. McKnight, Jr.	16,185,837	5,885,583

William M. Barnum, Jr.	21,660,115	411,305

Charles E. Crowe	21,609,300	162,120

Michael H. Gray	21,660,115	411,305

Harry Hodge	16,174,057	5,897,363

Robert G. Kirby	21,656,915	414,505

Tom Roach	21,660,115	411,305

Bernard Mariette	16,184,337	5,887,083

In addition, the amendment of the Company’s 2000 Stock Incentive Plan was approved by the stockholders with 19,793,507 votes for, 2,186,211 votes against, and 91,702 votes abstained, and the amendment of the Company’s Certificate of Incorporation was approved by the stockholders with 21,477,086 votes for, 499,680 votes against, and 94,654 votes abstained.

Item 6. Exhibits and Reports on Form 8K.

         (a)  Exhibits

                  None

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended April 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

June 13, 2002	/s/ Steven L. Brink

Steven L. Brink

Chief Financial Officer and Treasurer

(Principal Accounting Officer)