Form 10-Q
period 2002-07-31
QUIKSILVER INC
filed 2002-09-16
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15131

QUIKSILVER, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0199426 (I.R.S. Employer Identification Number)

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
September 6, 2002 was
23,647,306

QUIKSILVER, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$26,195,000	$5,002,000
Trade accounts receivable, less allowance for doubtful accounts of $5,434,000 (2002) and $6,280,000 (2001)	165,675,000	155,879,000
Other receivables	8,183,000	6,427,000
Inventories	93,316,000	107,562,000
Prepaid expenses and other current assets	17,079,000	13,379,000

Total current assets	310,448,000	288,249,000
Property and equipment, less accumulated depreciation and amortization of $45,045,000 (2002) and $34,469,000 (2001)	67,881,000	61,453,000
Trademarks	51,128,000	45,911,000
Goodwill	19,182,000	18,929,000
Other assets	4,856,000	4,196,000

Total assets	$453,495,000	$418,738,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Lines of credit	$43,571,000	$66,228,000
Accounts payable	46,600,000	40,554,000
Accrued liabilities	33,861,000	24,898,000
Current portion of long-term debt	30,996,000	24,153,000

Total current liabilities	155,028,000	155,833,000
Long-term debt	43,074,000	46,311,000

Total liabilities	198,102,000	202,144,000

Stockholders’ equity
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 45,000,000; issued and outstanding shares — 24,365,255 (2002) and 23,890,283 (2001)	243,000	239,000
Additional paid-in capital	59,706,000	52,706,000
Treasury stock, 721,300 shares	(6,778,000)	(6,778,000)
Retained earnings	206,841,000	181,447,000
Accumulated other comprehensive loss	(4,619,000)	(11,020,000)

Total stockholders’ equity	255,393,000	216,594,000

Total liabilities and stockholders’ equity	$453,495,000	$418,738,000

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended July 31,

	2002	2001

Net sales	$173,962,000	$155,259,000
Cost of goods sold	104,691,000	96,381,000

Gross profit	69,271,000	58,878,000

Operating expenses:
Selling, general and administrative expense	53,835,000	44,887,000
Royalty income	(1,082,000)	(1,397,000)

Total operating expenses	52,753,000	43,490,000

Operating income	16,518,000	15,388,000
Interest expense	2,039,000	2,514,000
Foreign currency loss (gain)	234,000	(272,000)
Other expense	108,000	149,000

Income before provision for income taxes	14,137,000	12,997,000
Provision for income taxes	5,292,000	5,042,000

Net income	$8,845,000	$7,955,000

Net income per share	$0.38	$0.34

Net income per share, assuming dilution	$0.36	$0.33

Weighted average common shares outstanding	23,527,000	23,131,000

Weighted average common shares outstanding, assuming dilution	24,682,000	24,279,000

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended July 31,

	2002	2001

Net sales	$505,737,000	$445,290,000
Cost of goods sold	308,554,000	271,515,000

Gross profit	197,183,000	173,775,000

Operating expenses:
Selling, general and administrative expense	152,587,000	127,637,000
Royalty income	(3,689,000)	(3,871,000)

Total operating expenses	148,898,000	123,766,000

Operating income	48,285,000	50,009,000
Interest expense	6,754,000	8,178,000
Foreign currency loss (gain)	596,000	(409,000)
Other expense	323,000	382,000

Income before provision for income taxes	40,612,000	41,858,000
Provision for income taxes	15,218,000	16,216,000

Net income	$25,394,000	$25,642,000

Net income per share	$1.09	$1.12

Net income per share, assuming dilution	$1.04	$1.06

Weighted average shares outstanding	23,346,000	22,884,000

Weighted average shares outstanding, assuming dilution	24,348,000	24,084,000

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine months ended July 31,

	2002	2001

Net income	$25,394,000	$25,642,000
Other comprehensive gain (loss):
Foreign currency translation adjustment	6,776,000	958,000
Net unrealized loss on derivative instruments, net of tax	(375,000)	(772,000)

Comprehensive income	$31,795,000	$25,828,000

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended July 31,

	2002	2001

Cash flows from operating activities:
Net income	$25,394,000	$25,642,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,252,000	10,175,000
Provision for doubtful accounts	3,963,000	3,143,000
Loss on sale of fixed assets	—	22,000
Foreign currency gain	(1,444,000)	(266,000)
Interest accretion	1,486,000	1,179,000
Changes in operating assets and liabilities:
Trade accounts receivables	(6,988,000)	(14,563,000)
Other receivables	(1,736,000)	553,000
Inventories	17,658,000	(35,234,000)
Prepaid expenses and other current assets	(2,930,000)	(1,637,000)
Other assets	(478,000)	(385,000)
Accounts payable	4,910,000	(2,687,000)
Accrued liabilities	6,254,000	(1,477,000)
Income taxes payable	2,360,000	6,332,000

Net cash provided by (used in) operating activities	59,701,000	(9,203,000)
Cash flows from investing activities:
Proceeds from sales of fixed assets	—	81,000
Capital expenditures	(15,151,000)	(13,192,000)

Net cash used in investing activities	(15,151,000)	(13,111,000)
Cash flows from financing activities:
Borrowings on lines of credit	5,980,000	68,084,000
Payments on lines of credit	(30,637,000)	(46,732,000)
Borrowings on long-term debt	2,325,000	2,887,000
Payments on long-term debt	(8,356,000)	(8,006,000)
Proceeds from stock option exercises	4,457,000	5,824,000

Net cash (used in) provided by financing activities	(26,231,000)	22,057,000
Effect of exchange rate changes on cash	2,874,000	(267,000)

Net increase (decrease) in cash and cash equivalents	21,193,000	(524,000)
Cash and cash equivalents, beginning of period	5,002,000	2,298,000

Cash and cash equivalents, end of period	$26,195,000	$1,774,000

Supplementary cash flow information -
Cash paid during the period for:
Interest	$4,810,000	$6,695,000

Income taxes	$12,640,000	$9,243,000

Non-cash investing and financing activity -
Deferred purchase price obligation	$5,310,000	$4,267,000

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 2002 and 2001. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2001 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.	Inventories

Inventories consist of the following:

	July 31,	October 31,
	2002	2001

Raw Materials	$13,493,000	$21,325,000
Work-In-Process	5,884,000	8,138,000
Finished Goods	73,939,000	78,099,000

	$93,316,000	$107,562,000

3.	Segment Information

The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions.

Information related to domestic and European operations is as follows:

	Three Months Ended July 31,

	2002	2001

Net sales to unaffiliated customers:
Domestic	$107,316,000	$101,510,000
Europe	66,646,000	53,749,000

Consolidated	$173,962,000	$155,259,000

Gross profit:
Domestic	$39,698,000	$36,369,000
Europe	29,573,000	22,509,000

Consolidated	$69,271,000	$58,878,000

Operating income:
Domestic	$10,879,000	$10,709,000
Europe	5,639,000	4,679,000

Consolidated	$16,518,000	$15,388,000

	Nine Months Ended July 31,

	2002	2001

Net sales to unaffiliated customers:
Domestic	$308,358,000	$290,477,000
Europe	197,379,000	154,813,000

Consolidated	$505,737,000	$445,290,000

Gross profit:
Domestic	$108,529,000	$106,390,000
Europe	88,654,000	67,385,000

Consolidated	$197,183,000	$173,775,000

Operating income:
Domestic	$25,613,000	$32,640,000
Europe	22,672,000	17,369,000

Consolidated	$48,285,000	$50,009,000

Identifiable assets:
Domestic	$275,938,000	$289,514,000
Europe	177,557,000	128,147,000

Consolidated	$453,495,000	$417,661,000

4.	Derivatives

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

For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to fair value with corresponding gains or losses recorded in earnings. As of July 31, 2002, the Company was hedging forecasted transactions expected to occur in the following ten months. Assuming exchange rates at July 31, 2002 remain constant, $112,000 of losses related to hedges of these transactions are expected to be reclassified into earnings over the next ten months. Also included in accumulated other comprehensive income for the nine months ended July 31, 2002 is a $437,000 net charge related to cash flow hedges of the Company’s long-term, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling $1,021,000, related to the Company’s long-term debt that are denominated in US dollars and mature through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the nine months ended July 31, 2002, the Company reclassified into earnings a net gain of $12,000 resulting from the expiration, sale, termination, or exercise of derivative contracts. Additionally, a loss of $421,000 was recognized during the nine months ended July 31, 2002 for changes in the value of derivatives that were marked to market value.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts is as follows:

	July 31, 2002

	Notional		Fair
	Amount	Maturity	Value

British pounds	$36,984,000	Aug 2002 - May 2003	$1,007,000
U.S. dollars	43,000,000	Aug 2002 - May 2003	(2,433,000)
Australian dollars	26,020,000	Sept 2002 - Sept 2005	36,000
Interest rate swaps	43,596,000	Nov 2003 - Jan 2007	(1,703,000)

	$149,600,000		$(3,093,000)

3.	Intangible Assets

Effective November 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and determined that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS No. 142, the Company discontinued amortization of goodwill and certain trademarks that were determined to have an indefinite life. Had amortization of goodwill and these trademarks not been recorded in the three and nine months ended July 31, 2001, net income would have increased by $636,000 and $1,891,000, respectively, net of taxes, and diluted earnings per share would have increased by $0.02 and $0.08, respectively.

A summary of goodwill and trademarks is as follows:

	July 31, 2002		October 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$26,129,000	$(6,947,000)	$25,817,000	$(6,888,000)
Non-amortizable trademarks	54,136,000	(4,666,000)	48,821,000	(4,619,000)
Amortizable trademarks	1,963,000	(305,000)	1,920,000	(211,000)

	$82,228,000	$(11,918,000)	$76,558,000	$(11,718,000)

Changes to goodwill from October 31, 2001 are due to foreign exchange fluctuations. The change in non-amortizable trademarks is due primarily to an increase in the deferred purchase price payment for the Quiksilver International aquisition.

Certain intangible assets will continue to be amortized by the Company using estimated useful lives of 10 to 25 years and no residual values. Intangible amortization expense for the three and nine month periods ended July 31, 2002 was $32,000 and $95,000, respectively and is estimated to be, based on amortizable intangible assets at July 31, 2002, approximately $127,000 for fiscal 2002. Annual amortization expense, based on the Company’s amortizable intangible assets at July 31, 2002, is estimated to be approximately $127,000 in each of the fiscal years ending October 31, 2003 through 2007.

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

Inventories

Inventories are valued at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of product demand and market value. Demand for the Company’s products could fluctuate significantly, which was evident in the aftermath of September 11th. Factors that could negatively affect demand for the Company’s products include weakening economic conditions, further terrorist acts or threats, unanticipated changes in consumer preferences, reduced customer confidence in the retail market, and unseasonable weather, among other things. Certain of these factors could also interrupt the production and/or importation of the Company’s products or otherwise increase the cost of products. As a result, the Company’s operations and financial performance could be negatively affected. Additionally, management’s estimates of product demand and/or market value could be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

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

Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001

Net sales for the three months ended July 31, 2002 increased 12.0% to $173,962,000 from $155,259,000 in the comparable period of the prior year. Domestic net sales for the three months ended July 31, 2002 increased 5.7% to $107,316,000 from $101,510,000 in the comparable period of the prior year, and European net sales increased 24.0% to $66,646,000 from $53,749,000 for those same periods. As measured in euros, Quiksilver Europe’s functional currency, net sales in the current year’s quarter increased 12.0% compared to the prior year. Domestic men’s sales increased 6.5% to $61,190,000 from $57,430,000 in the comparable period of the prior year, while domestic women’s sales increased 5.8% to $43,419,000 from $41,047,000. In the domestic division, sales of snowboards, boots and bindings amounted to $2,707,000 in the current year’s quarter compared to $3,033,000 in the prior year. The increase in domestic men’s sales came from the Quiksilver Young Mens, Boys, Quiksilveredition, Hawk and Fidra divisions. The domestic women’s sales increase came from the Roxy division. In Europe, men’s sales increased 15.1% to $48,070,000 from $41,762,000, while women’s sales increased 55.0% to $18,576,000 from $11,987,000. The European men’s sales increase came from the Quiksilver Young Mens, Boys and Gotcha divisions. The European women’s sales increase came from the Roxy division. These comparisons of sales in Europe were positively impacted by the weaker dollar in comparison to the prior year. As measured in euros, men’s sales increased 4.0% and women’s sales increased 40.0%.

The gross profit margin for the three months ended July 31, 2002 increased to 39.8% from 37.9% in the comparable period of the prior year. The domestic gross profit margin increased to 37.0% from 35.8% in the comparable period of the prior year, while the European gross profit margin increased to 44.4% from 41.9% for those same periods. The increase in the domestic gross profit margin resulted primarily from higher profit margins on sales of the Company’s end-of-season inventories compared to the prior year. In Europe, the gross profit margin increased primarily due to lower production costs.

Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2002 increased 19.9% to $53,835,000 from $44,887,000 in the comparable period of the prior year. Domestic SG&A increased 11.6% to $31,896,000 from $28,593,000 in the comparable period of the prior year, and European SG&A increased 34.6% to $21,939,000 from $16,294,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. SG&A increased as a percentage of sales due primarily to the operating costs of additional Company-owned retail stores.

Royalty income for the three months ended July 31, 2002 totaled $1,082,000 compared to royalty income of $1,397,000 in the comparable period of the prior year. Royalties from Japan and other territories declined in comparison to the pervious year due primarily to the timing of shipments.

Interest expense for the three months ended July 31, 2002 decreased 18.9% to $2,039,000 from $2,514,000 in the comparable period of the prior year. This decrease was due primarily to lower average balances on the Company’s domestic debt.

The effective income tax rate for the three months ended July 31, 2002, which is based on current estimates of the annual effective income tax rate, decreased to 37.4% from 38.8% in the comparable period of the prior year. This improvement resulted primarily from the effect of adopting SFAS 142 and discontinuing the amortization of goodwill and certain trademarks having indefinite lives.

As a result of the above factors, net income for the three months ended July 31, 2002 increased 11.2% to $8,845,000 or $0.36 per share on a diluted basis from $7,955,000 or $0.33 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.38 for the three months ended July 31, 2002 from $0.34 in the comparable period of the prior year.

Nine Months Ended July 31, 2002 Compared to Nine Months Ended July 31, 2001

Net sales for the nine months ended July 31, 2002 increased 13.6% to $505,737,000 from $445,290,000 in the comparable period of the prior year. Domestic net sales for the nine months ended July 31, 2002 increased 6.2% to $308,358,000 from $290,477,000 in the comparable period of the prior year, and European net sales increased 27.5% to $197,379,000 from $154,813,000 for those same periods. As measured in euros, Quiksilver Europe’s net sales in the first nine months of the current year increased 25.1% compared to the prior year. Domestic men’s sales increased 6.9% to $164,166,000 from $153,575,000 in the comparable period of the prior year, while domestic women’s sales increased 6.4% to $139,739,000 from $131,291,000. In the domestic division, sales of snowboards, boots and bindings amounted to $4,453,000 in the current year’s nine-month period compared to $5,611,000 in the prior year. The domestic men’s sales increase came from the Quiksilver Young Mens, Quiksilveredition and Fidra divisions. The domestic women’s sales increase came from both the Roxy and Raisins divisions. In Europe, men’s sales increased 19.5% to $145,939,000 from $122,095,000, while women’s sales increased 57.2% to $51,440,000 from $32,718,000. The European men’s sales increase came from the Quiksilver Young Mens, Boys and Gotcha divisions. The European women’s sales increase came from the Roxy division. These comparisons of sales in Europe were positively impacted somewhat by the weaker dollar in comparison to the prior year. As measured in euros, men’s sales increased 17.4%, and women’s sales increased 53.9%.

The gross profit margin for the nine months ended July 31, 2002 of 39.0% is consistent with the comparable period of the prior year. The domestic gross profit margin decreased to 35.2% from 36.6%, while the European gross profit margin increased to 44.9% from 43.5% for those same periods. The decrease in the domestic gross profit margin resulted primarily from lower profit margins on sales of the Company’s end-of-season inventories in the first six months of the fiscal year compared to the prior year. In Europe, the gross profit margin increased primarily due to lower production costs.

SG&A for the nine months ended July 31, 2002 increased 19.5% to $152,587,000 from $127,637,000 in the comparable period of the prior year. Domestic SG&A increased 12.4% to $92,357,000 from $82,149,000 in the comparable period of the prior year, and European SG&A increased 32.4% to $60,230,000 from $45,488,000 for those same periods. The increase in both domestic and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. SG&A increased as a percentage of sales due primarily to the operating costs of additional company-owned retail stores.

Royalty income for the nine months ended July 31, 2002 totaled $3,689,000 compared to royalty income of $3,871,000 in the comparable period of the prior year. Strength from the Company’s domestic and Australian licensees partially offset weakness from licensees in other territories that have been affected by lower tourism.

Interest expense for the nine months ended July 31, 2002 decreased 17.4% to $6,754,000 from $8,178,000 in the comparable period of the prior year. This decrease was due primarily to lower average balances on the Company’s domestic debt and lower domestic interest rates compared to the previous year.

The effective income tax rate for the nine months ended July 31, 2002, which is based on current estimates of the annual effective income tax rate, decreased to 37.5% from 38.7% in the comparable period of the prior year. This improvement resulted primarily from the effect of adopting SFAS 142 and discontinuing the amortization of goodwill and certain trademarks having indefinite lives.

As a result of the above factors, net income for the nine months ended July 31, 2002 decreased 1.0% to $25,394,000 or $1.04 per share on a diluted basis from $25,642,000 or $1.06 per share on a diluted basis in the comparable period of the prior year. Basic net income per share decreased to $1.09 for the nine months ended July 31, 2002 from $1.12 in the comparable period of the prior year.

Financial Position, Capital Resources and Liquidity

The Company finances its capital investments and seasonal working capital requirements with funds generated by operations and its bank revolving lines of credit.

Net cash provided by operating activities for the nine months ended July 31, 2002 was $59,701,000 compared to net cash used in operating activities of $9,203,000 in the comparable period of the prior year. This $68,904,000 increase in cash provided by operating activities was primarily due to the cash provided by a $22,568,000 decrease in inventories net of changes in accounts payable for the nine months ended July 31, 2002. In the comparable period of the prior year, an increase in inventories net of changes in accounts payable used $37,921,000 of cash.

For the nine months ended July 31, 2002, capital expenditures totaled $15,151,000, which is 14.8% higher than the $13,192,000 in the comparable period of the prior year. These investments include company-owned Boardriders Clubs and ongoing investments in computer and warehouse equipment.

In connection with the Company’s acquisition of Quiksilver International effective July 2000, the Company will make a deferred purchase price payment in September 2002. Such payment is expected to total approximately $20,700,000 and will be funded out of existing cash balances and/or the Company’s domestic line of credit. This obligation is included in the Company’s July 31, 2002 balance sheet as current portion of long-term debt.

During the nine months ended July 31, 2002, net cash used in financing activities totaled $26,231,000, down significantly from the $22,057,000 provided in the comparable period of the prior year. The Company’s borrowings were reduced as a result of the increase in cash provided by operating activities during the nine months ended July 31, 2002.

Cash and cash equivalents increased to $26,195,000 at July 31, 2002 from $5,002,000 at October 31, 2001, while working capital increased $23,004,000 or 17.4% to $155,420,000 from $132,416,000 for that same period. The Company believes its current lines of credit are adequate to cover its seasonal working capital and other requirements for the foreseeable future and that increases in its lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 6.3% to $165,675,000 at July 31, 2002 from $155,879,000 at October 31, 2001. Domestic accounts receivable decreased 2.6% to $85,094,000 at July 31, 2002 from $87,398,000 at October 31, 2001, and European accounts receivable increased 17.7% to $80,581,000 from $68,481,000 for that same period. Domestic accounts receivable decreased 2.7% compared to July 31, 2001, while European accounts receivable increased 30.4% compared to July 31, 2001. After adjusting for the effects of changes in foreign currency exchange rates, these changes in accounts receivable are generally consistent with the changes in net sales.

Consolidated inventories decreased 13.2% to $93,316,000 at July 31, 2002 from $107,562,000 at October 31, 2001. Domestic inventories decreased 35.2% to $54,390,000 from $83,887,000 at October 31, 2001, and European inventories increased 64.4% to $38,926,000 from $23,675,000 for that same period. The Company decreased domestic inventories while increasing sales primarily as a result of buying less product in advance of the current and upcoming selling seasons. European inventories increased approximately $4,000,000 due to fluctuations in foreign currency exchange rates. Domestic inventories decreased 41.8% compared to July 31, 2001, while European inventories increased 21.2% compared to July 31, 2001. On a constant dollar basis, the increase in European inventories is approximately 8.0%.

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

In August 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company must apply SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002. If the Company initiates exit or disposal activities after that date, SFAS No.146 will affect the timing of the recognition of the related costs. Management does not expect the adoption of this standard to have a significant impact on the Company’s financial position or results of operations.

See Note 5 to the Company’s financial statements for the impact of the adoption of SFAS No. 142.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

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

European net sales increased 12.0% in euros during the three months ended July 31, 2002 compared to the three months ended July 31, 2001. As measured in U.S. dollars and reported in the Company’s financial statements, European net sales increased 24.0% as a result of a weaker U.S. dollar versus the euro in comparison to the prior year. Thus far in the Company’s fourth quarter, the dollar continues to be weaker relative to the euro in comparison to the prior year.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K.

     (a)  Exhibits

10.1	Amended and Restated Revolving Credit and Term Loan Agreement dated June 28, 2002

10.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. dated September 11, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

September 13, 2002	/s/ Steven L. Brink

Steven L. Brink Chief Financial Officer and Treasurer (Principal Accounting Officer)

CERTIFICATIONS

I, Robert B. McKnight, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quiksilver, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ Robert B. McKnight

Robert B. McKnight Chairman of The Board and Chief Executive Officer

I, Steven L. Brink, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quiksilver, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ Steven L. Brink

Steven L. Brink Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amended and Restated Revolving Credit and Term Loan Agreement dated June 28, 2002

10.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. dated September 11, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002