Form 10-K
period 2002-10-31
QUIKSILVER INC
filed 2003-01-29
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15131

QUIKSILVER, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0199426 (I.R.S. Employer Identification Number)

15202 Graham Street Huntington Beach, California (Address of principal executive offices)	92649 (Zip Code)

(714) 889-2200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b.2). Yes X   No

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of January 21, 2003 was approximately $730 million.

     As of January 21, 2003, there were 27,129,763 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 28, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. BUSINESS
Introduction
Recent Developments
Segment Information
Products and Brands
Product Categories
Product Design
Promotion and Advertising
Customers and Sales
Retail Concepts
Seasonality
Production and Raw Materials
Imports and Imports Restrictions
Trademarks and Licensing Agreements
Competition
Future Season Orders
Employees
Environmental Matters
Forward-Looking Statements
Risk Factors
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. CONTROLS AND PROCEDURES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT 3.2
EXHIBIT 10.13
EXHIBIT 10.19
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

PART I

Item 1.   BUSINESS

Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-K, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986. Our fiscal year ends on October 31, and references to fiscal 2002, fiscal 2001 or fiscal 2000 refer to the years ended October 31, 2002, 2001 or 2000, respectively.

Introduction

We are a globally integrated company that designs, produces and distributes branded clothing, accessories and related products for young-minded people. Our brands represent a casual lifestyle—driven from our authentic boardriding heritage. Our primary focus is apparel for young men and young women under the Quiksilver, Roxy, Raisins, Radio Fiji and Gotcha (Europe) labels. We also manufacture apparel for boys (Quiksilver Boys and Hawk Clothing), girls (Roxy Girl, Teenie Wahine and Raisins Girls), men (Quiksilveredition and Fidra, our golf line) and women (Leilani swimwear), as well as snowboards, snowboard boots and bindings under the Lib Technologies, Gnu, Supernatural Mfg. and Bent Metal labels.

We generate revenues primarily in the United States, Europe and, since our acquisition of Ug Manufacturing Co. Pty Ltd. (Australia) and Quiksilver Japan KK, the Asia/Pacific markets. Our products are sold primarily in surf shops, specialty stores, and our proprietary retail concept Boardriders Club stores where we can best carry our authentic brand message to the consumer.

We believe our 34-year history of continuing commitment to board sports and our development of innovative products that relate to and reflect this fast growing global lifestyle give our company and our brands a credibility and authenticity that is truly unique in our industry. Our boardriding lifestyle generates products and images that are recognized around the world as symbols of fun, freedom and individual expression. As the unquestioned leader of the boardriding outdoor active lifestyle, we are now poised to carry our products and brand message to a diversity of markets worldwide.

Recent Developments

Since acquiring Quiksilver International Pty Ltd., an Australian company (“Quiksilver International”), in July 2000, we have owned all international rights to use the Quiksilver and Roxy trademarks. Before then, we owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International to use the Quiksilver and Roxy trademarks in other countries and territories.

In December 2002, we took the next step in consolidating global control of the Quiksilver and Roxy brands by acquiring Ug Manufacturing Co. Pty Ltd., and Quiksilver Japan KK, our licensees (through Quiksilver International) in Australia, Japan, New Zealand and other Southeast Asian territories. By acquiring this group of companies, which we refer to as Quiksilver Asia/Pacific, we have created a global operating platform consisting of our domestic U.S., European and Asia/Pacific operations.

In addition, in September 2002, we acquired Beach Street, Inc., the owner and operator of 26 Quiksilver outlet stores in the U.S. The operations of these outlet stores will be integrated into our existing retail stores division.

Segment Information

We operate exclusively in the consumer products industry segment. For fiscal 2002, we had two geographic segments, domestic and Europe. As a result of our recent acquisition, we will have a third geographic segment beginning in fiscal 2003, Asia/Pacific. The domestic segment includes revenues from the U.S., Canada and other exports from the U.S., as well as royalties earned from various trademark licenses. The European segment includes primarily Western Europe. The Asia/Pacific segment includes Australia, Japan, New Zealand and other Southeast Asian territories.

Products and Brands

Our first product was the famous Quiksilver boardshort developed by two Australian surfers who founded Quiksilver Australia in the late 1960’s. The Quiksilver boardshort, identified by its distinctive mountain and wave logo, became known in the core surfing world as a technically innovative and stylish product. The reputation and popularity of the Quiksilver boardshort grew, having been brought to the beaches of California and Southwest France in the 1970’s by the founders of the Company and Quiksilver Europe. Since the first boardshort, our product lines have been greatly expanded, but our brands continue to represent innovation and quality. In the 1990’s we called on the Quiksilver heritage to reach out to the girls market by creating the Roxy brand for Juniors, which has become our fastest growing brand. In addition to Quiksilver and Roxy, we have developed a stable of other brands to address a wide variety of consumers and markets. We believe that this multi-brand strategy will allow us to continue to grow across a diverse range of products and distribution with broad appeal across gender, age groups and geographies.

Quiksilver

Our Quiksilver product line now includes shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboard-wear, footwear, hats, backpacks, footwear, wetsuits, watches, eyewear and other accessories. Quiksilver has also expanded demographically and currently includes Young Men’s, Boys and Toddlers. Quiksilveredition is our brand targeted at men. In 2002, the Quiksilver line of products represented approximately 56% of our revenues.

Roxy

Our Roxy brand for young women is a surf-inspired collection that we introduced in fiscal 1991. The Roxy line is branded with a heart logo composed of back-to-back images of the Quiksilver mountain and wave logo and includes a full range of sportswear, swimwear, footwear, backpacks, fragrance, beauty care, bedroom furnishings and other accessories for young women. Through fiscal 1997, Roxy included Juniors sizes only, but was then expanded as Teenie Wahine and in 2001 as Roxy Girl into the Girls categories. In 2002, the Roxy product line accounted for approximately 31% of our revenues.

Other Brands

In 2002, our other brands were 13% of our revenues.

•	Raisins, Radio Fiji, Leilani - We added swimwear labels Raisins, Radio Fiji and Leilani in fiscal 1994 when we acquired the Raisin Company, Inc. Raisins and Radio Fiji are labels in the Juniors category while Leilani is a contemporary label. We also produce private label swimwear.

•	Hawk - Tony Hawk, the world-famous skateboarder, is the inspiration for our Hawk Clothing brand which we added to our portfolio in fiscal 2000. Our target audience for the Hawk product line is boys who recognize Tony from his broad media and video game exposure.

•	Gotcha - We have added Gotcha to our European labels to give us product to address European street fashion for young men.

•	Fidra - We entered the golf apparel business in fiscal 2000 with a new brand, Fidra, conceived and developed by golf industry pioneer, John Ashworth, and endorsed by world famous golfer, Ernie Els.

•	Lib Tech, Gnu, Supernatural Mfg., Bent Metal - We address the core snowboard market through our Lib Technologies, Gnu and Supernatural Mfg. brands of snowboards and accessories, including Bent Metal snowboard bindings.

Product Categories

The following table shows the approximate percentage of revenues attributable to each of our major product categories during the last three fiscal years:

	Percentage of Revenues

	2002	2001	2000

T-Shirts	20%	23%	21%
Accessories	12	11	12
Pants	12	10	9
Shirts	11	10	12
Jackets, sweaters and snowboardwear	9	11	9
Swimwear, excluding boardshorts	9	9	9
Fleece	7	7	7
Shorts	6	6	6
Footwear	4	3	2
Boardshorts	4	4	6
Tops and dresses	4	4	4
Snowboards, snowboard boots, bindings and accessories	2	2	3

	100%	100%	100%

Although our products are generally available throughout the year, demand for different categories of product changes in the different seasons of the year. Sales of shorts, short-sleeve shirts, t-shirts and swimwear are higher during the spring and summer seasons, and sales of pants, long-sleeve shirts, fleece, jackets, sweaters, snowboardwear and snowboards are higher during the fall and holiday seasons.

We believe that the domestic retail prices for our apparel products range from approximately $18 for a t-shirt and $40 to $50 for a typical short to $250 for a typical, mid-range snowboard jacket. For European products, retail prices range from approximately $29 for a t-shirt and about $49 for a typical short to $180 for a basic snowboard jacket. Asia/Pacific t-shirts sell for approximately $24, while shorts range from approximately $29 to $54, and a typical snowboard jacket sells for approximately $240.

Product Design

Our products are designed for active-minded people who live a casual lifestyle. Innovative design, active fabrics and quality of workmanship are emphasized. Our design and merchandising teams create seasonal product ranges for each of our brands. These design groups constantly monitor local and global fashion trends. We believe our most valuable input comes from our own managers, employees, sponsored athletes and independent sales representatives who are actively involved in surfing, snowboarding, skateboarding and other sports in our core market. This connection with our core market continues to be the inspiration for our product and is key to our reputation for distinct and authentic design.

Our design centers in California, Europe, Australia and Japan develop and share designs and merchandising themes and concepts that are globally consistent while reflecting local adaptations for differences in geography, culture and taste.

Our longtime informal global process of sharing and cross-pollinating Quiksilver and Roxy designs, art, fabrics, samples and patterns has now been formalized by our purchase of Quiksilver International and the integration of Quiksilver Asia/Pacific into our operations.

Promotion and Advertising

Our three-decade commitment to core marketing at the grass-roots level in the sport of surfing and other youth boardriding activities is the foundation of the promotion and advertising of our brands and products.

An important marketing vehicle for us is our sponsorship of high profile athletes in outdoor, individual sports, including surfing, snowboarding, skateboarding, windsurfing and now golf. Many of these athletes such as Kelly Slater, Lisa Anderson, Tony Hawk, Danny Kass and Ernie Els have achieved world champion status in their respective sports and are featured in our promotional content. We also operate a promotional fund that is used to sponsor our international team of leading athletes, produce promotional movies and videos featuring athletes wearing and/or using Quiksilver and Roxy products, and organize surfing contests and other events that have international significance.

Our core marketing is based on our sponsorship and support of surf, snowboard and skateboard contests in markets where we distribute product. These events reinforce our reputation as an authentic, core brand among surfers and nonsurfers alike. The Quiksilver in Memory of Eddie Aikau Big Wave Invitational is held at Waimea Bay in Hawaii, the Quiksilver Pro is held in the Fijian Islands, and the Roxy Pro is held annually at Sunset Beach in Hawaii. In Europe, we produce the Quiksilver Masters surfing event, the Bowlriders skateboarding event in France, and are one of the sponsors of the Air & Style snowboard event in Austria. We also sponsor other regional and local events such as surf camps and skate park tours.

We sponsor the Quiksilver Crossing, a continuing voyage of the Indies Trader, a surf exploration vessel whose mission is to explore new surfing regions around the world and document the state of the environment under a team of marine biologists. The Quiksilver Crossing, now in its fourth year, began its voyage in the South Pacific, continued on to Europe in 2002 and plans to visit the Americas in 2003.

As we have gained an international reputation for the authenticity and compelling content of our boardriding lifestyle, we have entered into co-branding arrangements used to promote our brands. For example, Peugeot and Toyota have produced cars branded with Quiksilver and Roxy, and the Tony Hawk Pro Skater 3 video game is cross-promoted by both the Company and Activision.

We have also created Quiksilver Entertainment, a new division that will transmit our boardriding lifestyle through television, movies, events, music and publishing. For example, we developed 54321, a daily action sports news magazine for Fox Sports, and with MTV we are producing a series about competitive girls surfing.

Customers and Sales

Our distribution strategy is premised on our longstanding belief that the integrity and success of our brands is dependent on responsible growth and careful selection of the retail accounts where our products are merchandised and sold.

Our policy is to sell to retailers who provide an outstanding in-store experience for their customers and who merchandise our products in a manner consistent with the image of our brands and the quality of our products. Our customer base has for many years reflected our goal of diversification of distribution to include surf shops, specialty stores, national specialty chains and select department stores.

The foundation of our business is distribution of product through surf shops, Boardriders Clubs and specialty stores where in-store shops, fixturing and point-of-sale materials carry our brand message. (We refer to our in-store shops as “Quiksvilles”.) This core distribution channel serves as a base of legitimacy and long-term loyalty to us and our brands. Most of these stores stand-alone or are part of small chains.

We also sell to independent specialty or active lifestyle stores and specialty chains not specifically characterized as surf shops or Quiksvilles. This category includes chains such as Pacific Sunwear, Nordstrom, Duty Free Shops, Zumiez, Chicks Sporting Goods and the Buckle, as well as many independent active lifestyle stores, snowboard shops and sports shops. We also sell to a limited number of department stores, including Macy’s, Robinson’s/May, Dillards, The Bon Marche and Burdines in the U.S.; Le Printemps and Galeries Lafayette in France; and Harrods and Lillywhites in Great Britain.

Many of our brands are sold through the same retail accounts, however, distribution can be different depending on the brand and demographic group. Our Quiksilver products are sold domestically to customers that have approximately 6,900 store locations combined. Likewise, Roxy products are sold domestically to customers with approximately 6,600 store locations. Many of these Roxy locations also carry Quiksilver product. Our swimwear brands (Raisins, Leilani and Radio Fiji) are found in 9,600 stores, including many small, specialty swim locations, while our wintersports hardgoods products are found in approximately 600 stores, including primarily snowboard shops in the U.S. and Canada. Fidra is carried in approximately 850 green grass stores primarily in the U.S. In Europe, our products are found in approximately 5,900 store locations. We added 1,900 more retail locations when we acquired Quiksilver Asia/Pacific.

Our European segment accounted for approximately 40% of our consolidated revenues during fiscal 2002, which is up from 36% in fiscal 2001. Fiscal 2002 foreign sales from the U.S. (primarily to Canada, Central and South America) were approximately 6% of consolidated net sales.

The following table summarizes the approximate percentages of our fiscal 2002 revenues by distribution channel:

	Percentage of Revenues

Distribution Channel	Domestic	Europe	Consolidated

Boardriders Clubs, surf shops and Quiksvilles	25%	39%	31%
Specialty stores	50	44	48
Department stores	15	8	12
Domestic exports	10	–	6
European distributors	–	9	3

Total	100%	100%	100%

Geographic segment	60%	40%	100%

Our revenues are spread over a large wholesale customer base. During fiscal 2002, approximately 22% of our consolidated revenues were from our ten largest customers. No single customer accounted for more than 6% of our consolidated net sales during fiscal 2002.

Our products are sold by approximately 230 independent sales representatives in the U.S. and Europe and approximately 80 distributors in Europe. Our sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our image at the retail level.

Our sales are geographically diversified. The following table summarizes the approximate percentages of our fiscal 2002 revenues by geographic region (excluding licensees):

	Percentage of Revenues

Geographic Region	Domestic	Europe	Consolidated

United States West Coast	51%	–%	30%
United States East Coast	20	–	12
Hawaii	3	–	2
Other United States	16	–	10
France	–	41	17
United Kingdom and Spain	–	36	14
Other European countries	–	23	9
Other International	10	–	6

Total	100%	100%	100%

We generally sell our products to domestic customers on a net-30 to net-60 day basis in the United States, and in Europe on a net-30 to net-90 day basis depending on the country and whether we sell directly to retailers in the country or to a distributor. We have a limited number of cooperative advertising programs with our customers and generally do not reimburse our customers for marketing expenses. We generally do not participate in markdown programs with our customers nor do we offer goods on consignment.

For additional information regarding our revenues, operating profits and identifiable assets attributable to our domestic and European geographic segments, see Note 14 of the “Notes to Consolidated Financial Statements”.

Retail Concepts

Quiksilver concept stores (Boardriders Clubs) are a crucial part of our retail strategy. These stores are stocked primarily with Quiksilver product, and their proprietary design demonstrates the Company’s history, authenticity and commitment to surfing and other boardriding sports. We also have Roxy stores, which are dedicated to the Juniors customer, Quiksilver Youth stores, Hawk Clothing stores, Gotcha stores in Europe and multibrand stores in Europe.

The majority of our full-price stores are owned by independent retailers, while our own stores are located in selected markets that provide enhanced brand-building opportunities. In territories where we operated our wholesale businesses during fiscal 2002, we had 116 stores with independent retailers under license. We do not receive royalty income from these stores. Rather, we provide the independent retailer with our retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain our brands at a minimum of 80% of the store’s inventory. Certain minimum purchase obligations are also required. In addition to these independent stores, we own 95 stores that operate in these territories. In our newly added Asia/Pacific segment and other licensed territories, such as Turkey and South Africa, our licensees operate 129 Boardriders Clubs. We receive royalty income from sales in these stores based on wholesale volume. The total number of stores open at October 31, 2002 was 340.

We also distribute our products through outlet stores generally located in outlet malls in geographically diverse, non-urban locations.

The unit count of both Company-owned and licensed stores at October 31, 2002 is summarized in the following table:

	Number of Stores

	Domestic		Europe		Combined

	Company-		Company-		Company-
Store Concept	Owned	Licensed	Owned	Licensed	Owned	Licensed

Boardriders Clubs	20	14	31	87	51	101
Roxy stores	3	2	2	8	5	10
Youth stores	2	2	–	–	2	2
Hawk stores	3	–	–	–	3	–
Multibrand stores	–	–	–	2	–	2
Gotcha stores	–	–	2	1	2	1
Outlet stores	28	–	4	–	32	–

	56	18	39	98	95	116
Boardriders Clubs in licensed territories	–	129	–	–	–	129

Total	56	147	39	98	95	245

Seasonality

Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of our products, and due to the effect that the Christmas season has on the buying patterns of our customers.

	Consolidated Revenues

	2002		2001		2000

Dollar amounts in thousands	Amount	Percent	Amount	Percent	Amount	Percent

Quarter ended January 31	$146,959	21%	$122,959	20%	$100,542	19%
Quarter ended April 30	187,423	26	169,546	27	142,648	27
Quarter ended July 31	175,044	25	156,656	25	122,899	24
Quarter ended October 31	196,058	28	171,460	28	153,281	30

Total	$705,484	100%	$620,621	100%	$519,370	100%

Production and Raw Materials

Our apparel and accessories are generally sourced separately for domestic, European and, now, Asia/Pacific operations. When cost-effective, categories are sourced together. Approximately 85% of our apparel and accessories are purchased or imported as finished goods from suppliers principally in Hong Kong, China and the Far East, but also in Mexico, India, North Africa, Portugal and other foreign countries. After being imported, many of these products require embellishment such as screenprinting, dying, washing or embroidery. The rest of our apparel is manufactured by domestic independent contractors from raw materials we provide. Approximately 56% of this manufacturing is done in the U.S. with the balance in Mexico. We manufacture our snowboards and skateboards in company-owned factories in the U.S.

All products are manufactured based upon design specifications provided by us, whether they are purchased or imported as finished goods or produced from raw materials provided by us.

The majority of finished goods as well as raw materials must be committed to and purchased prior to the receipt of customer orders. If we overestimate the demand for a particular product, we use this excess for distribution in our outlet stores or through secondary distribution channels. If we overestimate a particular raw material, it can be used in garments for subsequent seasons in or garments for distribution through our outlet stores or secondary distribution channels.

During fiscal 2002, no single contractor of finished goods production accounted for more than 5% of our consolidated production. No single raw material supplier of fabric and trims accounted for more than 18% of our expenditures for raw materials during fiscal 2002. We believe that numerous qualified contractors and finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these contractors and suppliers.

Although we continue to explore new sourcing opportunities for finished goods and raw materials, we have established solid working relationships over many years with vendors who are financially stable and reputable, and who understand our product quality and delivery standards. As part of our efforts to reduce costs and enhance our sourcing efficiency, we have shifted increasingly to foreign suppliers. We research, test and add, as needed, alternate and/or back-up suppliers. However, in the event of any unanticipated substantial disruption of our relationship with, or performance by, key existing suppliers and/or contractors, there could be a short-term adverse effect on our operations.

Imports and Import Restrictions

We have for some time imported finished goods and raw materials for our domestic operations under multilateral and bilateral trade agreements between the U.S. and a number of foreign countries, including Hong Kong, India, China and Japan. These agreements impose quotas on the amount and type of textile and apparel products that can be imported into the U.S. from the affected countries. We do not anticipate that these restrictions will materially or adversely affect our operations since we would be able to meet our needs domestically or from countries not affected by the restrictions on an annual basis.

In Europe we operate in the European Union (“EU”), within which there are few trade barriers. We sell to six other countries outside of France belonging to a trade union, which has some restrictions on imports of textile products and their sources. We also operate under constraints imposed on imports of finished goods and raw materials from outside the EU, including quotas and duty charges. We do not anticipate that these restrictions will materially or adversely impact our operations since we have always operated under such constraints, and the trend in Europe is continuing toward unification.

We retain independent buying agents, primarily in China, Hong Kong, India and other foreign countries to assist us in selecting and overseeing independent third party manufacturing and sourcing of finished goods, fabrics, and blanks and other products. These agents also monitor quota and other trade regulations and perform some quality control functions. With the addition of Quiksilver Asia/Pacific to our operations, we will have approximately 50 employees involved in sourcing and quality control functions to assist in monitoring and coordinating our overseas shipments from Asia.

By having employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with our standards of manufacturing practices. Our policies require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the manufacture of products.

Trademarks and Licensing Agreements

Trademarks

We own the “Quiksilver,” “Roxy” and famous mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “Raisins”, “Radio Fiji”, “Leilani”, “Hawk”, “Fidra”, “Lib Tech”, “Gnu”, “Supernatural Mfg.” and “Bent Metal”.

We apply for and register our trademarks throughout the world mainly for use on apparel and related accessories and for retail services. We believe our trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Because of the success of our trademarks, we are required to maintain global anti-counterfeiting programs to protect our brands.

Licensing Agreements

Since acquiring Quiksilver International in July 2000, we have owned the international rights to use the Quiksilver and Roxy trademarks in substantially all apparel and related accessory product classifications. With the acquisition of the Asia/Pacific licensees (see “Recent Developments”) we now directly operate all of the global Quiksilver and Roxy licensed territories with the exception of Korea and certain countries in the Mideast, Africa and South America.

We have a license agreement with Gotcha International, LP, which provides that we can sell products primarily in Western Europe under the Gotcha trademark. We have licensed the use of the Quiksilver and Roxy trademarks in Mexico, and we have also entered into licensing agreements in certain foreign territories with respect to several other of our non-Quiksilver and Roxy brands where we believe operating efficiencies and brand protection may best be achieved. In fiscal 2002, we terminated our domestic licensing agreement for Quiksilver and Roxy watches (see “Legal Proceedings”). We expect to enter into a long-term licensing agreement for watches or add watches to our technical accessory line during the current fiscal year.

Competition

Competition is strong in the global beachwear, snowboardwear, skate apparel, casual sportswear and snowboard markets in which we operate, and each territory can have different competitors. Our direct competitors in the United States differ depending on distribution channel. Our principal competitors in our core channel of surf shops, Boardriders Clubs and Quiksvilles in the United States include Billabong, Hurley, O’Neill and Volcom. Our competitors in the department store and specialty store channels in the United States include Tommy Hilfiger, Abercrombie and Fitch, Nautica and Calvin Klein. In Europe, our principal competitors in the core channel include O’Neill, Billabong, Rip Curl, Oxbow and Chimsee. In Australia our primary competitors are Billabong and Rip Curl. In broader European distribution, and in Asia/Pacific, our competitors also include brands such as Nike, Adidas and Levis. Our principal competitors both in the United States and Europe in the snowboardwear and snowboard market are Burton, K2 and Morrow, along with a host of smaller manufacturers. Some of our competitors may be significantly larger and have substantially greater resources than us.

We compete primarily on the basis of successful brand management and product design and quality born out of our ability to:

•	maintain our reputation for authenticity in the core boardriding lifestyle demographic,

•	continue to develop and respond to global fashion and lifestyle trends in our core markets,

•	create innovative, high quality and stylish product at appropriate price points, and

•	convey our boardriding lifestyle message to young-minded consumers worldwide (see “Risk Factors – Relating to Apparel Industry”).

Future Season Orders

We generally receive wholesale orders for apparel products approximately two to four months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. We generally sell our products on a season-by-season basis. Our product ranges are separated into four delivery seasons, Spring, Summer, Fall and Holiday. At the end of November 2002, our Spring 2003 orders totaled $263.7 million and were up 16% over the previous year’s level of $227.3 million. Out of that combined increase, domestic orders were up 16% and European orders were up 15%. Our forward orders depend upon a number of factors and can fluctuate based on the timing of trade shows, sales meetings and market weeks. The timing of shipments also fluctuates from year to year and varies based on the production of goods. As a consequence, a comparison of forward orders from season to season is not necessarily meaningful and may not be indicative of eventual shipments.

Employees

At October 31, 2002, we had approximately 2,700 employees, consisting of approximately 1,800 in the United States and approximately 900 in foreign countries. Approximately 1,200 of these individuals were employed in production, operations and shipping functions, approximately 1,460 in sales, administrative or clerical capacities, and approximately 40 in executive capacities. None of our domestic employees are represented by a union, and less than ten of our foreign employees are represented by a union. We have never experienced a work stoppage and consider our working relationships with our employees to be good.

Environmental Matters

Compliance with environmental laws and regulations did not have a significant impact on our capital expenditures, earnings or competitive position during the last three fiscal years.

Forward-Looking Statements

Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate”, “estimate”, “expect”, “project”, “we believe”, “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of “Risk Factors”. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies,

•	our plans to expand internationally,

•	our intention to introduce new products and enter into new joint ventures,

•	our plans to open new retail stores,

•	future renewals of our credit facilities,

•	anticipated effective tax rates in future periods,

•	future expenditures for capital projects, and

•	our ability to continue to maintain our brand image and reputation.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in “Risk Factors” including, among others, changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors, changes in the economy, and other events leading to a reduction in discretionary consumer spending. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will, in fact, transpire.

Risk Factors

Competition

The apparel industry is highly competitive. We compete with numerous domestic and foreign designers, brands and manufacturers of apparel, accessories and other products, some of which are significantly larger and have greater resources than us. We believe that our ability to compete effectively depends upon our continued ability to maintain our reputation for authenticity in our core boardriding market, our flexibility in responding to market demand and our ability to manage our brands and offer fashion conscious consumers a wide variety of high quality apparel at competitive prices. See “Business – Competition.”

Changes in Fashion Trends

We believe that our success depends in substantial part on our ability to anticipate, gauge and respond to changing consumer demand and fashion trends in a timely manner. We attempt to minimize the risk of changing fashion trends and product acceptance by closely monitoring retail sales trends. However, if fashion trends shift away from our products, or if we otherwise misjudge the market for our product lines, we may be faced with a significant amount of unsold finished goods inventory or other conditions which could have a material adverse effect on us.

Uncertainties in Apparel Retailing

The apparel industry historically has been subject to substantial cyclical variations, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on our results of operations. While various retailers, including some of our customers, experienced financial difficulties in the past three years which increased the risk of extending credit to such retailers, our bad debt experience has been limited. Under our current credit and collection arrangements, the bankruptcy of a customer which continued to operate and carry our products should not have a material adverse effect on us.

Our Business is Subject to Seasonal Trends

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first fiscal quarter is traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand, climate, economic conditions and numerous other factors beyond our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Sourcing

We are dependent upon third parties for the manufacture of substantially all of our products. The inability of a manufacturer to ship orders of our products in a timely manner, including as a result of local financial market disruption which could impair the ability of such suppliers to finance their operations, or to meet quality standards, could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We have no long-term formal arrangements with any of our suppliers of raw materials, and to date we have experienced only limited difficulty in satisfying our raw materials requirements. Although we believe we could replace such suppliers without a material adverse effect on us, there can be no assurance that such suppliers could be replaced in a timely manner, and the loss of such suppliers could have a material adverse effect on our short-term operating results.

Impact of Potential Future Acquisitions

From time to time, we have pursued, and may continue to pursue, acquisitions. For example, during the first quarter ending January 31, 2003, we completed the acquisition of the licensees of our trademarks in Australia, Japan, New Zealand and several other countries and territories in Southeast Asia for a purchase price of approximately $94.4 million, funded using available lines of credit and common stock. If one or more acquisitions results in us becoming substantially more leveraged on a consolidated basis, our flexibility in responding to adverse changes in economic, business or market conditions may be adversely affected.

Risks Relating to International Operations

We conduct a significant portion of our business outside of the United States and, particularly in light of our recent acquisitions, we anticipate that revenue from foreign operations will account for an increasingly larger portion of our future revenue. Our international operations are directly related to and dependent on the volume of international trade and local market conditions. Our international operations and international commerce are influenced by many factors, including:

•	changes in economic and political conditions and in governmental policies,

•	changes in international and domestic customs regulations,

•	wars, civil unrest, acts of terrorism and other conflicts,

•	natural disasters,

•	changes in tariffs, trade restrictions, trade agreements and taxation,

•	difficulties in managing or overseeing foreign operations,

•	limitations on the repatriation of funds because of foreign exchange controls,

•	different liability standards, and

•	difficulties in enforcing intellectual property laws of other countries.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

Foreign Currency and Derivatives

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to our variable rate debt. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. As part of our overall strategy to limit the level of exposure to the risk of fluctuations in foreign currency exchange rates, we use various foreign currency exchange contracts and intercompany loans. In addition, interest rate swaps are used to manage our exposure to the risk of fluctuations in interest rates.

Loss or Infringement of Our Trademarks

We believe that our trademarks are important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. We cannot assure that our actions taken to establish and protect our trademarks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademarks and proprietary rights. Moreover, we cannot assure that others will not assert rights in, or ownership of, our trademarks or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect trademarks to the same extent as do the laws of the U.S. The loss of such trademarks, or the loss of the exclusive use of our trademarks, could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  PROPERTIES

Certain information concerning our principal facilities in excess of 40,000 rentable square feet, all of which are leased, is as follows:

		Approximate	Current Lease
Location	Use	Sq. Ft.	Expiration

Huntington Beach, California	Headquarters	120,000	2023 *
Huntington Beach, California	Distribution center	225,000	2016 *
Huntington Beach, California	Distribution center	75,000	2019 *
Huntington Beach, California	Distribution center	110,000	2018 *
St. Jean de Luz, France	European headquarters	45,000	2009
St. Jean de Luz, France	Distribution center	100,000	2007
Hendaye, France	Distribution center	90,000	2008

*	Includes extension periods exercisable at our option.

As of October 31, 2002, we operated 56 domestic retail stores and 39 European retail stores on leased premises. The leases for our facilities required aggregate annual rentals of approximately $14.9 million in fiscal 2002. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

Item 3.  LEGAL PROCEEDINGS

On March 28, 2002, we filed a lawsuit against GMT Corporation, our then licensee for watches in the U.S., and simultaneously terminated our license agreement with GMT, based on our allegations that GMT was in material breach of the agreement. GMT has disputed our right to terminate and has brought claims against us for wrongful termination and other alleged breaches by us of the license agreement.

This lawsuit, which was removed from the United States District Court for the Southern District of New York to the United States District Court for the Southern District of California, continues to proceed to trial as the court hears various motions. We believe that GMT’s claims are substantially without merit and intend to vigorously pursue our claims and defend against those of GMT.

We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of any such matter currently pending will not have a material adverse effect on our financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our stockholders during the fourth quarter of the fiscal year ended October 31, 2002.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years, are set forth below.

	High	Low

Fiscal 2002
4thquarter ended October 31, 2002	$24.90	$17.26
3rdquarter ended July 31, 2002	27.58	18.42
2ndquarter ended April 30, 2002	25.69	16.90
1stquarter ended January 31, 2002	19.49	12.42
Fiscal 2001
4thquarter ended October 31, 2001	$23.20	$11.60
3rdquarter ended July 31, 2001	28.20	20.70
2ndquarter ended April 30, 2001	28.15	22.69
1stquarter ended January 31, 2001	24.91	16.13

We have historically reinvested our earnings in our business and have never paid a cash dividend. No change in this practice is currently being considered. Our payment of cash dividends in the future will be determined by the Board of Directors, considering conditions existing at that time, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under our principal credit agreement with a bank group, we must obtain the bank group’s prior consent to pay dividends.

On January 21, 2003, there were approximately 400 holders of record of our common stock and an estimated 6,000 beneficial stockholders.

Item 6.  SELECTED FINANCIAL DATA

The statement of income and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2002 and 2001 and for each of the three years in the period ended October 31, 2002, included herein, have been audited by Deloitte & Touche LLP, our independent auditors. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended October 31,

Amounts in thousands, except per share data and ratios	2002	2001	2000	1999	1998

Statement of Income Data
Revenues	$705,484	$620,621	$519,370	$445,857	$317,629
Income before provision for income taxes	59,986	45,412	51,862	44,867	30,768
Net income	37,591	28,021	31,836	26,584	17,963
Net income per share (1)	1.60	1.22	1.42	1.20	0.85
Net income per share, assuming dilution (1)	1.54	1.17	1.37	1.14	0.82
Weighted average common shares outstanding (1)	23,459	22,952	22,406	22,096	21,144
Weighted average common shares outstanding, assuming dilution (1)	24,472	24,049	23,232	23,284	21,820
Balance Sheet Data
Total assets	$450,589	$418,738	$358,742	$259,673	$213,071
Working capital	160,518	132,416	119,529	109,823	92,321
Lines of credit	32,498	66,228	49,203	28,619	17,465
Long-term debt	54,085	70,464	66,712	28,184	30,962
Stockholders’ equity	272,873	216,594	177,614	151,753	117,659
Current ratio	2.2	1.8	2.0	2.3	2.4
Return on average stockholders’ equity(2)	15.4	14.2	19.3	19.7	16.9

(1)	Per share amounts and shares outstanding have been adjusted to reflect a three-for-two stock split effected on April 23, 1999 and a two-for-one stock split effected on April 24, 1998.

(2)	Computed based on net income divided by the average of beginning and ending stockholders’ equity.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion below should be read together with our consolidated financial statements and related notes, which are included in this report, and the “Risk Factors” information in the “Business” section of this report.

Overview

We began our domestic operations in 1976 as a designer and manufacturer of Quiksilver branded boardshorts designed for the sport of surfing. We grew our business through the late 1980’s by expanding our Quiksilver products into a full range of sportswear, and we bought our U.S. trademark from the Quiksilver brand’s Australian founders in 1988. The distribution of our products was primarily through surf shops. Since the early 1990’s, we have diversified and grown our business by increased sales of our Quiksilver product line, the creation of new brands such as Roxy, the introduction of new products, the development of our retail operations, and acquisitions. We acquired the Quiksilver licensee in Europe in 1991 to expand geographically, we purchased Quiksilver International in 2000 to gain global ownership of the Quiksilver brand, and we acquired Quiksilver Asia/Pacific at the end of 2002 to unify our global operating platform. We also acquired various other smaller businesses and brands. Brand building has been a key to our growth, and we have always maintained our roots in the boardriding lifestyle. Today our products are sold throughout the world, primarily in surf shops and specialty stores that provide an authentic retail experience for our customers.

Over the last five years, our revenues have grown from approximately $300 million in fiscal 1998 to approximately $700 million in fiscal 2002. We design, produce and distribute clothing, accessories and related products exclusively in the consumer products industry. For fiscal 2002, we had two geographic segments, domestic and Europe. As a result of our recent acquisition, we will have a third geographic segment beginning in fiscal 2003, Asia/Pacific. The domestic segment includes revenues from the U.S., Canada and other exports from the U.S., as well as royalties earned from various licenses in international territories and from licenses for the design and distribution of certain products such as eyewear. The European segment includes revenues primarily from Western Europe.

	Years Ended October 31,

In thousands	2002	2001	2000	1999	1998

Domestic revenues	$422,800	$396,744	$336,756	$292,486	$204,321
European revenues	282,684	223,877	182,614	153,371	113,308

Total revenues	$705,484	$620,621	$519,370	$445,857	$317,629

We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. Shifts in consumer preferences could have a negative effect on companies that misjudge these preferences. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, merchandisers, pattern makers, and cutting and sewing contractors. It’s this team and the heritage and current strength of our brands that has helped us remain in the forefront of design in our markets. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplace. There can be no assurance that we can do this. The consumer products industry is fragmented, and in order to retain and/or grow our market share, we must continue to be competitive in the areas of quality, brand image, distribution methods, price, customer service, and intellectual property protection.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the significant accounting policies that are the most critical to help fully understand and evaluate our reported financial results.

Revenue Recognition

Revenues are recognized when the risk of ownership and title passes to our customers. Generally, we extend credit to our customers and do not require collateral. Our payment terms range from net-30 to net-90, depending on the country or whether we sell directly to retailers in the country or to a distributor. None of our sales agreements with any of our customers provide for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brands and our image. We provide allowances for estimated returns when revenues are recorded, and related losses have historically been within our expectations. If returns are higher than our estimates, our earnings would be adversely affected.

Accounts Receivable

It is not uncommon for some of our customers to have financial difficulties from time to time. This is normal given the wide variety of our account base, which includes small surf shops, medium-sized retail chains, and some large department store chains. Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collection issues that have been identified. Historically, our losses have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our customers could have an adverse impact on our profits.

Inventories

We value inventories at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. We regularly review our inventory quantities on hand, and we record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly, which was evident in the aftermath of September 11th. The demand for our products could be negatively affected by many factors, including the following:

•	weakening economic conditions,

•	further terrorist acts or threats,

•	unanticipated changes in consumer preferences,

•	reduced customer confidence in the retail market,and

•	unseasonable weather.

Some of these factors could also interrupt the production and/or importation of our products or otherwise increase the cost of our products. As a result, our operations and financial performance could be negatively affected. Additionally, our estimates of product demand and/or market value could be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets

We acquire tangible and intangible assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets, trademarks and goodwill) at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments, if any, would be recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determined that the deferred tax assets, which had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Foreign Currency Translation

A significant portion of our revenues are generated in Europe, where we operate with the euro as our functional currency. Our European revenues in the United Kingdom are denominated in British pounds and some European product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign exchange rates. We also have other foreign currency obligations related to our acquisition of Quiksilver International. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into various foreign exchange contracts generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivatives in other comprehensive income. We also use other derivatives that do not qualify for hedge accounting to mitigate our exposure to currency risks. These derivatives are marked to fair value with corresponding gains or losses recorded in earnings.

Results of Operations

The table below shows the components in our statements of income as a percentage of revenues:

	Years Ended October 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Gross profit	40.6	38.3	39.2
Selling, general and administrative expense	30.7	29.2	28.2

Operating income	9.9	9.1	11.0
Interest expense	1.2	1.8	1.2
Foreign currency and other expense	0.2	—	(0.2)

Income before provision for income taxes	8.5%	7.3%	10.0%

Fiscal 2002 Compared to Fiscal 2001

Revenues

Revenues increased 14% to $705.5 million in fiscal 2002 from $620.6 million in fiscal 2001 primarily as a result of increased unit sales and new products. Of those totals, domestic revenues increased 7% to $422.8 million from $396.7 million, and European revenues increased 26% to $282.7 million from $223.9 million.

Domestic revenues in our men’s category, which includes Quiksilver Young Men’s, Boys, Toddlers, Wintersports, Quiksilveredition, Hawk Clothing and Fidra, increased 7% to $229.2 million in fiscal 2002 from $214.3 million the year before. Domestic revenues in our women’s category, which includes Roxy, Roxy Girl, Teenie Wahine, Raisins, Leilani and Radio Fiji, increased 8% to $178.4 million from $165.9 million for those same periods. Wintersports hardgoods are sold under the Lib Technologies, Gnu, Supernatural Mfg. and Bent Metal brands and totaled $10.4 million in fiscal 2002 compared to $11.3 million in the previous year. Royalty income decreased to $4.8 million in fiscal 2002 from $5.2 million in fiscal 2001. Revenues in the domestic men’s category increased generally across all divisions. The women’s increase came from both the Roxy and Raisins divisions. We believe that our product design and marketing efforts are resulting in increased consumer demand for our products in the domestic market. Royalty income decreased because we acquired our domestic outlet store licensee during the fourth quarter of the fiscal year and terminated our domestic watch licensee. Also, we acquired the business of our Australian and Japanese licensees in the first quarter of fiscal 2003, which eliminates the related royalty income stream going forward. Accordingly, we expect royalty income to decline in fiscal 2003 compared to fiscal 2002. However, this decline would be more than offset in fiscal 2003 by the increased product shipment revenues from the acquired business.

European revenues were approximately 40% of the consolidated total in fiscal 2002. In U.S. dollars, revenues in the men’s category increased 19% to $208.3 million in fiscal 2002 from $175.2 million in the previous year. Women’s revenues increased 53% to $74.4 million from $48.7 million for those same periods. Revenue growth was the largest in the United Kingdom, France and Spain. We believe that our product design and marketing efforts are resulting in increased consumer demand for our products in the European market. For consolidated financial statement reporting, euro results must be translated into U.S. dollar amounts at average exchange rates, but this can distort performance when exchange rates change from year to year. To understand our European fiscal 2002 growth and better assess competitive performance and market share gains, it is important to look at revenues in euros as well, which is our operational currency in Europe. In euros, revenues grew 22% in fiscal 2002. This is lower than the 26% growth rate in U.S. dollars because the U.S. dollar was worth fewer euros on average in fiscal 2002 compared to fiscal 2001.

Gross Profit

Our consolidated gross profit margin increased to 40.6% in fiscal 2002 from 38.3% in the previous year. The domestic gross profit margin increased to 37.5% from 35.6%, while our European gross profit margin increased to 45.3% from 43.2%. The majority of the domestic gross profit margin improvement was related to events in the prior year. We recorded a $6.0 million writedown in the carrying value of our domestic inventory in the fourth quarter of fiscal 2001. In the aftermath of September 11, 2001, the market for consumer products, including casual lifestyle apparel, experienced a dramatic falloff in demand and resulted in a substantial amount of customer order cancellations. This phenomenon created an industry wide glut of excess product available to the traditional off-price channel thereby driving the price of certain seasonal product below cost. Accordingly, a reduction in the carrying value of our domestic inventories was required. We had no such reduction in fiscal 2002. The domestic gross profit margin improved in the second half fiscal 2002 because we lowered inventory levels toward the end of the year. Consequently, our end-of season clearance business was down compared to the year before, and our gross margins on those sales were up. This offset lower domestic gross margins on sales of end-of-season inventories in the first half of the year. We anticipate that our domestic gross margins will be higher for the first part of fiscal 2003 compared to the prior year periods. Our European gross profit margin increased primarily due to lower production costs. Additionally, both the domestic and European gross profit margins improved because we had a higher percentage of our sales through company-owned retail stores. We earn higher gross margins on sales in company-owned stores, but these higher gross margins are offset by store operating costs.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 20% to $216.6 million in fiscal 2002 from $181.2 million in the previous year. Domestically, it increased 12% to $130.0 million from $116.4 million and in Europe it increased 34% to $86.6 million from $64.8 million for those same periods. Higher personnel costs and other costs related to increased sales volume were the primary reasons for these increases. As a percentage of revenues, selling general and administrative expense increased to 30.7% in fiscal 2002 from

29.2% in fiscal 2001. Selling, general and administrative expense increased as a percentage of revenues primarily due to the incremental operating costs of new company-owned retail stores.

Interest Expense and Income Taxes

Interest expense in fiscal 2002 decreased 21% to $8.6 million from $10.9 million in the previous year. This decrease was due primarily to lower average balances on the Company’s domestic debt and lower domestic interest rates compared to the previous year.

The Company’s income tax rate decreased to 37.3% in fiscal 2002 from 38.3% in fiscal 2001. This improvement resulted primarily because a higher percentage of our fiscal 2002 profits were generated in countries with lower tax rates. Our rate also decreased because we adopted SFAS No. 142 during fiscal 2002 and discontinued the amortization of certain intangible assets, which was not tax deductible.

Net Income

Net income in fiscal 2002 totaled $37.6 million or $1.54 per share on a diluted basis. In the previous year, net income was $28.0 million or $1.17 per share on a diluted basis. Basic earnings per share amounted to $1.60 for fiscal 2002 compared to $1.22 for fiscal 2001.

Results of Operations — Fiscal 2001 Compared to Fiscal 2000

Revenues

Revenues increased 19% to $620.6 million in fiscal 2001 from $519.4 million in fiscal 2000. Domestic revenues increased 18% to $396.7 million from $336.8 million, and European revenues increased 23% to $223.9 million from $182.6 million.

Domestic revenues in our men’s category increased 8% to $214.3 million in fiscal 2001 from $197.8 million the year before. Domestic revenues in our women’s category increased 34% to $165.9 million from $123.5 million for those same periods. Wintersports hardgoods totaled $11.3 million in fiscal 2001 compared to $11.8 million in the previous year. Revenues in our domestic men’s category increased generally across all divisions. The increase in our women’s category was the result of increases in both the Roxy and Raisins divisions. We believe that our product design and marketing efforts resulted in increased consumer demand for our products. Royalty income totaled $5.2 million in fiscal 2001 compared to $3.7 million in fiscal 2000. This increase reflects our ownership of Quiksilver International for the full fiscal year in 2001.

European revenues represented approximately 36% of our total net sales in fiscal 2001. Revenue growth was the largest in France, the United Kingdom and Spain. In U.S. dollars, revenues in our men’s category increased 15% to $175.2 million in fiscal 2001 from $152.5 million in the previous year. Revenues in our women’s category increased 62% to $48.7 million from $30.1 million for those same periods. In euros, revenues grew 29% in fiscal 2001. This is higher than the 23% growth rate in U.S. dollars because the U.S. dollar was worth more euros in fiscal 2001 compared to fiscal 2000.

Gross Profit

Our consolidated gross profit margin decreased to 38.3% in fiscal 2001 from 39.2% in the previous year. Our domestic gross profit margin decreased to 35.6% from 36.9%, while our European gross profit margin decreased slightly to 43.2% from 43.3%. The domestic gross profit margin decreased primarily as a result of a $6.0 million writedown in the carrying value of our inventory. In the aftermath of September 11, 2001, the market for consumer products, including casual lifestyle apparel, experienced a dramatic falloff in demand and resulted in a substantial amount of customer order cancellations. This phenomenon created an industry wide glut of excess product available to the traditional off-price channel thereby driving the price of certain seasonal product below cost. Accordingly, a reduction in the carrying value of our domestic inventories was required.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 24% in fiscal 2001 to $181.2 million from $146.3 million in the previous year. Domestically, it increased 24% to $116.4 million from $93.6 million, and in Europe it increased 23% to $64.8 million from $52.7 million in those same periods. Higher personnel and other costs related to increased sales volume were the primary reasons for these increases. As a percentage of revenues, selling, general and administrative expense increased to 29.2% in fiscal 2001 from 28.2% in fiscal 2000. This increase as a percentage of revenues was primarily due to the incremental operating costs of new company-owned retail stores and to the operating costs of Quiksilver International, which was acquired in the third quarter of fiscal 2000.

Interest Expense and Income Taxes

Interest expense increased 69% to $10.9 million in fiscal 2001 from $6.4 million in the previous year. Approximately $2.2 million was related to debt arising from our acquisition of Quiksilver International. The remainder of the increase was primarily from additional borrowings to provide working capital to support our growth and continued investment in retail stores.

Our income tax rate for fiscal 2001 decreased to 38.3% from 38.6% in fiscal 2000. This reduction resulted primarily because a higher percentage of our profits were generated in countries with lower tax rates.

Net Income

Net income in fiscal 2001 totaled $28.0 million or $1.17 per share on a diluted basis. In the previous year, net income was $31.8 million or $1.37 per share on a diluted basis. Basic earnings per share amounted to $1.22 for fiscal 2001 compared to $1.42 for fiscal 2000.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the U.S., Europe and, now, Australia, make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

Cash and cash equivalents totaled $2.6 million at October 31, 2002 versus $5.0 million at October 31, 2001. Working capital amounted to $160.5 million at October 31, 2002, compared to $132.4 million at October 31, 2001, an increase of 21%. Our strategy is to keep cash balances low and maintain adequate liquidity in our credit facilities to supplement operating cash flows as needed. We believe that our current cash flows and credit facilities are adequate to cover our cash needs at least for the next twelve months. Furthermore, we believe that increases in our credit facilities can be obtained if needed to fund future growth.

Operating Cash Flows

We generated $76.8 million from operations in fiscal 2002 compared to $5.8 million in fiscal 2001. This $71.0 million improvement resulted from several factors. The largest factor was the decrease in inventories. We used $17.7 million in fiscal 2001 as inventories increased and accounts payable decreased. By contrast, we generated $21.1 million in fiscal 2002 as inventories decreased and trade accounts payable increased, an improvement of $38.8 million. Cash flows increased by $10.1 million from higher net income adjusted for noncash expenses, and accounts receivable increased at a slower rate, resulting in an $8.0 million improvement. The increases in accrued liabilities and income taxes payable resulted in an additional $18.9 million of positive cash flows compared to the year before.

We generated $5.8 million from operations in fiscal 2001 compared to using $4.1 million of cash in fiscal 2000. The amount of net income plus noncash expenses was comparable in fiscal 2001 and fiscal 2000. And although cash invested in inventories exceeded the prior year by $7.5 million (net of the accounts payable decrease), the increase in trade accounts receivable was $18.3 million less in fiscal 2001. These factors resulted in a $9.9 million improvement in operating cash flows in fiscal 2001 over the previous year.

Capital Expenditures

We have avoided high levels of capital expenditures for our manufacturing functions by using independent contractors for sewing and other processes such as washing, dyeing and embroidery. We perform the cutting process in-house domestically to enhance control and efficiency, and we screenprint a portion of our product in-house both domestically and in Europe.

Fiscal 2002 capital expenditures were $22.2 million, which was comparable to the $22.6 million we spent in fiscal 2001 and $5.8 million higher than the $16.4 million spent in fiscal 2000. In fiscal 2002 and 2001, we increased our investment in company-owned retail stores. We also expanded our facilities in Europe in fiscal 2001. Investments in warehouse equipment, computer equipment and fixtures also continued in fiscal 2002.

New company-owned retail stores are again part of our plans in fiscal 2003. Computer hardware and software will also be added to continuously improve systems. Capital spending for these and other projects in fiscal 2003 is expected to range between $35.0 million and $40.0 million.

Acquisitions

Shortly after the end of fiscal 2002, we acquired our licensees in Australia and Japan to unify our global operating platform. The transaction date was December 1, 2002. We refer to the operations of this group of companies, which constitutes a new geographic segment for us, as “Quiksilver Asia/Pacific”. The group includes two Australian companies, Ug Manufacturing Co. Pty Ltd. and QSJ Holdings Pty Ltd., and one Japanese company, Quiksilver Japan KK. Ug Manufacturing Co. Pty Ltd. was still owned by the founders of the Quiksilver brand and was the original Quiksilver operating company that has been producing Quiksilver products in Australia and surrounding countries and territories for over 30 years. Along with a Japanese partner, the founders also started Quiksilver Japan KK, which has been the Quiksilver licensee in Japan for approximately 20 years. We also acquired a 25% interest in our Turkish licensee as part of the transaction. The Asia/Pacific operations will be included in our results beginning with the effective date of the acquisition in the first quarter of our fiscal year ending October 31, 2003.

The initial purchase price includes cash of $23.1 million and 2.8 million shares of our common stock valued at $71.3 million. The initial purchase price is subject to adjustment based on the acquired entities’ closing balance sheets, which are expected to be finalized in the second quarter of fiscal 2003. The sellers are entitled to future payments ranging from zero to $18.6 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill we initially recorded for the transaction will increase if such contingent payments are made.

Effective September 15, 2002, we acquired Beach Street, Inc., a company that operates 26 Quiksilver outlet stores. The acquisition of Beach Street is expected to increase our control over our brands and distribution and is expected to enable us to capture some incremental gross margin. We issued 298,092 shares of common stock valued at $6.9 million as consideration for the acquisition.

Effective July 1, 2000, we acquired Quiksilver International, an Australian company that owns the worldwide trademark rights to the Quiksilver brand name (other than in the United States and Mexico where those rights were already owned by us). The initial acquisition payment was $23.6 million, which included cash consideration of $23.1 million and transaction costs, net of imputed interest, of $0.5 million. Under the terms of the purchase agreement, two additional payments were to be made. One was made at the end of fiscal 2002, and another is to be made at the end of fiscal 2005. These additional payments, which are denominated in Australian dollars, are contingent on the computed earnings of Quiksilver International through June 20, 2005, subject to specified minimums. The deferred minimum purchase price payments, which were discounted to present value, totaled $17.3 million at the date of the acquisition and were included as a component of the purchase price recorded at July 1, 2000. The payment made at the end of fiscal 2002 was increased by $9.6 million, with a corresponding increase to Trademarks, as a result of Quiksilver International’s operations for the two years ended June 30, 2002, resulting in a total payment of $20.7 million. The obligation related to the remaining deferred purchase price payment is reflected in our consolidated balance sheet as a component of debt.

We believe that we have benefited and will continue to benefit from unified ownership of the Quiksilver brand worldwide. Global product decisions can be controlled by us, and the opportunities for coordinated global sourcing and marketing programs are enhanced.

Debt Structure

A syndication of U.S. banks finances our domestic business, and European banks finance our European business. Australian banks finance our new Asia/Pacific business. Our debt structure includes short-term lines of credit and long-term loans as follows:

October 31,
In thousands	2002

Domestic syndicated line of credit	$20,388
European short-term credit arrangements	12,110
Domestic syndicated term loan	12,500
Domestic term loan	9,225
European long-term debt	23,752
Deferred purchase price obligation	8,608

Total debt	$86,583

The domestic credit facility includes a term loan and a revolving line of credit facility that totals $125.0 million. The line of credit expires on June 28, 2003, and it bears interest based on the agent bank’s reference rate or LIBOR. The weighted average interest rate at October 31, 2002 was 6.3%. The term loan is repayable in equal quarterly installments through October 2004 and amounted to $12.5 million at October 31, 2002. The term loan bears interest contractually based on LIBOR. However, we entered into an interest rate swap agreement to fix the interest rate at 7.2% per year. This swap agreement is effective through October 2004 and is an effective hedge of the related interest rate exposure. The line of credit and the term loan are secured and are subject to generally the same restrictive covenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and our assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At October 31, 2002, we were in compliance with such covenants. We believe that the line of credit will be renewed with substantially similar terms.

We also have another domestic term loan with a single bank that amounted to $9.2 million on October 31, 2002 and is repayable in installments of $0.1 million per month with a final balloon payment due on October 29, 2004. We anticipate that these monthly payments and final balloon payment will be paid from borrowings on our revolving line of credit facility. This term loan was established in April 2000 and is secured by the leasehold improvements at our headquarters in Huntington Beach, California. The interest rate structure and restrictive covenants are substantially the same as those under the syndicated credit facility. However, we entered into an interest rate swap agreement to fix the interest rate at 8.4% per year. This swap agreement is effective through April 2007 and is an effective hedge of the related interest rate exposure.

In Europe, we have arrangements with several banks that provide approximately $60.0 million for cash borrowings and approximately $38.0 million for letters of credit. At October 31, 2002, related interest rates ranged from 3.9% to 4.2%. These lines of credit expire on various dates through April 2003, and we believe that the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2002 was $12.1 million at an average interest rate of 4.0%.

In Europe, we also have $23.8 million of long-term debt, most of which is collateralized by fixed assets. This debt bears interest at rates ranging generally from 3.9% to 6.0%. Required principal and interest payments are either monthly, quarterly or annually, and the loans are due at various dates through 2011.

Our financing activities used $35.7 million of cash in fiscal 2002 as debt was reduced. This compares to $19.9 million provided in the previous year and $45.6 million in fiscal 2000 as funds were borrowed. We used these borrowings to fund the business acquisitions, capital expenditures and the inventory investments discussed above.

Contractual Obligations and Commitments

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2014, excluding extensions at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. We also have long-term debt and obligations related to business acquisitions. Additional payments to the sellers, ranging from zero to $18.6 million, could be required for our acquisition of Quiksilver Asia/Pacific if certain sales and earnings targets are achieved. Our deferred purchase price obligation related to our acquisition of Quiksilver International could increase based on the computed earnings of Quiksilver International through June 2005. Our significant contractual obligations and commitments as of October 31, 2002 are summarized in the following table:

	Payments Due by Period

		Two to	Four to	After
	One	Three	Five	Five
In thousands	Year	Years	Years	Years	Total

Minimum lease payments	$17,383	$30,208	$26,753	$32,653	$106,997
Domestic syndicated term loan	6,250	6,250	—	—	12,500
Domestic term loan	1,230	7,995	—	—	9,225
European long-term debt	3,200	10,984	6,869	2,699	23,752
Deferred purchase price obligation	—	8,608	—	—	8,608

	$28,063	$64,045	$33,622	$35,352	$161,082

We have domestic and European short-term line of credit commitments that allow for maximum cash borrowings and letters of credit of $223.0 million. These commitments expire in fiscal 2003. We had $32.5 million of borrowings drawn on these lines of credit as of October 31, 2002, and letters of credit issued at that time totaled $47.5 million.

Trade Accounts Receivable and Inventories

Our trade accounts receivable were $168.2 million at October 31, 2002 versus $155.9 million the previous year, an increase of 8%. Of those totals, domestic receivables decreased 8% to $80.8 million compared to $87.4 million, and European receivables increased 28% to $87.4 million from $68.5 million. The growth in European receivables was generally consistent with the increase in European revenues. However, domestic receivables decreased even though revenues increased primarily because of improved collections and the elimination of certain trade accounts receivable when we acquired our domestic outlet store licensee, Beach Street, Inc., in September 2002.

Inventories decreased 11% to $95.9 million at October 31, 2002 from $107.6 million the year before. The domestic component decreased 18% to $69.0 million from $83.9 million, and the European piece increased 14% to $26.9 million from $23.7 million. Our average inventory turnover was 5.0 times at the end of fiscal 2002 based on a rolling average computation compared to average turnover of 3.8 times at the end of the previous year.

Inflation

Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on our sales and profits.

New Accounting Pronouncements

Effective November 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on our financial position or results of operations.

Effective November 1, 2001, we adopted SFAS No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments, if any, would be recognized in operating earnings. We completed the required transitional impairment test and the annual impairment test and determined that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS No. 142 we discontinued amortization of goodwill and certain trademarks that were determined to have an indefinite life. Had amortization of goodwill and these trademarks not been recorded in year ended October 31, 2001, net income would have increased by $2.6 million, net of taxes, and diluted earnings per share would have increased by $0.10. Likewise, net income would have increased by $1.3 million, net of taxes, in fiscal 2000, and diluted earnings per share would have increased by $0.06.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal 2003. We do not expect the adoption of SFAS No. 144 to have a significant impact on our financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. We must apply SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002. If we initiate exit or disposal activities after that date, SFAS No. 146 will affect the timing of the recognition of the related costs. We do not expect the adoption of this standard to have a significant impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our financial statements for fiscal 2003 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with our quarterly period ending April 30, 2003.

Forward-Looking Statements

Certain words in this report like “believes”, “anticipates”, “expects”, “estimates” and similar expressions are intended to identify, in certain cases, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the predicted results. Such factors include, among others, the following:

•	General economic and business conditions

•	The acceptance in the marketplace of new products

•	The availability of outside contractors at prices favorable to us

•	The ability to source raw materials at prices favorable to us

•	Currency fluctuations

•	Changes in business strategy or development plans

•	Availability of qualified personnel

•	Changes in political, social and economic conditions and local regulations, particularly in Europe and Asia

•	Other factors outlined in our previously filed public documents, copies of which may be obtained without cost from us.

Given these uncertainties, investors are cautioned not to place too much weight on such statements. We are not obligated to update these forward-looking statements.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense. (See also Note 15 to our financial statements.)

Foreign Currency and Derivatives

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to our variable rate debt. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. We use various foreign currency exchange contracts and intercompany loans as part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to the risk of fluctuations in interest rates.

Changes in the fair value of the derivatives for all qualifying cash flow hedges are recorded in other comprehensive income. Other derivatives not qualifying for hedge accounting but used to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. As of October 31, 2002, we were hedging forecasted transactions expected to occur in the following eight months. Assuming exchange rates at October 31, 2002 remain constant, we expect $2.0 million of losses related to hedges of these transactions to be reclassed into earnings over the next eight months. Also included in accumulated other comprehensive income at October 31, 2002 is a $0.4 million net charge related to cash flow hedges of our long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling $1.1 million that is related to our U.S. dollar denominated long-term debt and matures through fiscal 2007.

On the date we enter into a derivative contract, we designate the derivative as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. We identify in this documentation the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicate how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis in accordance with our risk management policy. We will discontinue hedge accounting prospectively:

•	if we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item,

•	when the derivative expires or is sold, terminated or exercised,

•	if it becomes probable that the forecasted transaction being hedged by the derivative will not occur,

•	because a hedged firm commitment no longer meets the definition of a firm commitment, or

•	if we determine that designation of the derivative as a hedge instrument is no longer appropriate.

During the fiscal year ended October 31, 2002, we reclassified into earnings a net loss of $0.3 million resulting from the expiration, sale, termination or exercise of derivative contracts. Additionally, we recognized a loss of $0.5 million during the fiscal year ended October 31, 2002 for changes in the value of derivatives that were marked to fair value.

We enter into forward exchange and other derivative contracts with major banks and are exposed to credit losses in the event of nonperformance by these banks. We anticipate, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, we do not obtain collateral or other security to support the contracts.

Translation of Results of International Subsidiaries

As discussed above, we are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of income of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and distort comparisons from year to year. We use various foreign currency exchange contracts and intercompany loans to hedge the profit and loss effects of such exposure, but accounting rules do not allow us to hedge the actual translation of sales and expenses.

By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for Europe. It takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens there is a positive effect.

In fiscal 2002, the U.S. dollar weakened compared to the euro. As a result, our European sales increased 22% in euros compared to the year before, but increased 26% in U.S. dollars.

The Euro

The primary countries where our European subsidiary operates, with the exception of the United Kingdom, adopted the euro as legal currency effective January 1, 1999. At that time, exchange rates between the French franc and certain other European currencies were fixed versus the euro. Euro denominated currency began circulating as of January 1, 2002. Our European subsidiary began processing transactions in euros as of November 1, 2001.

Interest Rates

Most of our lines of credit and long-term debt bear interest based on LIBOR. Interest rates, therefore, can move up or down depending on market conditions. As discussed above, we have entered into interest rate swap agreements to hedge a portion of our exposure to such fluctuations. The approximate amount of our remaining variable rate debt was $12.0 million at October 31, 2002, and the average interest rate at that time was 4.0%. If interest rates were to increase by 10%, our net income would be reduced by approximately $30,000 based on these fiscal 2002 levels.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 30.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be included by this item will be included in our proxy statement for the 2003 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2002.

Item 11.  EXECUTIVE COMPENSATION

The information required to be included by this item will be included in our proxy statement for the 2003 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2002.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included by this item will be included in our proxy statement for the 2003 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2002.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be included by this item will be included in our proxy statement for the 2003 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2002.

Item 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report on Form 10-K, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements
See “Index to Consolidated Financial Statements” on page 30

2.	Exhibits
See “Exhibit Index” on page 55

(b)	Reports on Form 8-K.

1.	We filed a report on Form 8-K to report our merger with our Australian and Japanese licensees on January 2, 2003.

QUIKSILVER, INC.

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Stockholders of
Quiksilver, Inc.:

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quiksilver, Inc. and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

DELOITTE & TOUCHE LLP

December 17, 2002
Costa Mesa, California

QUIKSILVER, INC.

CONSOLIDATED BALANCE SHEETS

October 31, 2002 and 2001

In thousands, except share amounts	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,597	$5,002
Trade accounts receivable, net - Note 3	168,237	155,879
Other receivables	7,415	6,427
Inventories - Note 4	95,872	107,562
Deferred income taxes - Note 12	14,070	8,548
Prepaid expenses and other current assets	6,638	4,831

Total current assets	294,829	288,249
Fixed assets, net - Notes 5 and 7	73,182	61,453
Trademarks, net - Notes 6 and 11	51,134	45,911
Goodwill - Note 2	26,978	18,929
Deferred income taxes - Note 12	1,411	1,837
Other assets	3,055	2,359

Total assets	$450,589	$418,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit - Note 7	$32,498	$66,228
Accounts payable	47,279	40,554
Accrued liabilities - Note 8	40,137	24,898
Current portion of long-term debt - Note 7	10,680	24,153
Income taxes payable - Note 12	3,717	—

Total current liabilities	134,311	155,833
Long-term debt - Note 7	43,405	46,311

Total liabilities	177,716	202,144

Commitments and contingencies - Note 9
Stockholders ’ equity - Note 10:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 45,000,000; issued and outstanding shares - 24,680,147 (2002) and 23,890,283 (2001)	247	239
Additional paid-in capital	66,769	52,706
Treasury stock, 721,300 shares	(6,778)	(6,778)
Retained earnings	219,038	181,447
Accumulated other comprehensive loss	(6,403)	(11,020)

Total stockholders’ equity	272,873	216,594

Total liabilities and stockholders’ equity	$450,589	$418,738

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 31, 2002, 2001 and 2000

In thousands, except per share amounts	2002	2001	2000

Revenues	$705,484	$620,621	$519,370
Cost of goods sold	419,155	382,762	315,900

Gross profit	286,329	237,859	203,470
Selling, general and administrative expense	216,625	181,220	146,337

Operating income	69,704	56,639	57,133
Interest expense	8,640	10,873	6,435
Foreign currency loss (gain)	729	(95)	(1,650)
Other expense	349	449	486

Income before provision for income taxes	59,986	45,412	51,862
Provision for income taxes - Note 12	22,395	17,391	20,026

Net income	$37,591	$28,021	$31,836

Net income per share - Note 1	$1.60	$1.22	$1.42

Net income per share, assuming dilution - Note 1	$1.54	$1.17	$1.37

Weighted average common shares outstanding - Note 1	23,459	22,952	22,406

Weighted average common shares outstanding, assuming dilution - Note 1	24,472	24,049	23,232

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended October 31, 2002, 2001 and 2000

In thousands	2002	2001	2000

Net income	$37,591	$28,021	$31,836
Other comprehensive gain (loss):
Foreign currency translation adjustment	6,896	2,274	(8,309)
Net unrealized loss on derivative instruments, net of tax of
$1,274 (2002) and $839 (2001)	(2,279)	(1,195)	—

Comprehensive income	$42,208	$29,100	$23,527

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended October 31, 2002, 2001 and 2000

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders'
In thousands, except share amounts	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity

Balance, November 1, 1999	22,731,220	$227	$36,780	$(3,054)	$121,590	$(3,790)	$151,753
Exercise of stock options	502,816	5	4,302	—	—	—	4,307
Tax benefit from exercise of stock options	—	—	1,751	—	—	—	1,751
Repurchase of common stock	—	—	—	(3,724)	—	—	(3,724)
Net income and other comprehensive loss	—	—	—	—	31,836	(8,309)	23,527

Balance, October 31, 2000	23,234,036	232	42,833	(6,778)	153,426	(12,099)	177,614
Exercise of stock options	641,000	6	5,859	—	—	—	5,865
Tax benefit from exercise of stock options	—	—	3,778	—	—	—	3,778
Employee stock purchase plan	15,247	1	236	—	—	—	237
Net income and other comprehensive income	—	—	—	—	28,021	1,079	29,100

Balance, October 31, 2001	23,890,283	239	52,706	(6,778)	181,447	(11,020)	216,594
Exercise of stock options	459,346	4	4,144	—	—	—	4,148
Tax benefit from exercise of stock options	—	—	2,543	—	—	—	2,543
Employee stock purchase plan	32,426	1	471	—	—	—	472
Beach Street acquisition	298,092	3	6,905	—	—	—	6,908
Net income and other comprehensive income	—	—	—	—	37,591	4,617	42,208

Balance, October 31, 2002	24,680,147	$247	$66,769	$(6,778)	$219,038	$(6,403)	$272,873

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2002, 2001 and 2000

In thousands	2002	2001	2000

Cash flows from operating activities:
Net income	$37,591	$28,021	$31,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,349	13,877	10,023
Provision for doubtful accounts	5,771	5,042	3,135
Loss on sale of fixed assets	27	39	183
Foreign currency loss (gain)	75	140	(2,002)
Interest accretion	1,713	1,667	518
Deferred income taxes	(4,038)	(3,364)	1,392
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(13,663)	(21,699)	(40,004)
Other receivables	922	301	(1,091)
Inventories	16,444	(16,492)	(21,481)
Prepaid expenses and other current assets	(2,811)	2,190	(2,315)
Other assets	437	871	(275)
Accounts payable	4,661	(1,224)	11,275
Accrued liabilities	9,291	(1,484)	659
Income taxes payable	6,061	(2,038)	4,047

Net cash provided by (used in) operating activities	76,830	5,847	(4,100)

Cash flows from investing activities:
Proceeds from sales of fixed assets	—	82	2
Capital expenditures	(22,216)	(22,622)	(16,420)
Business acquisitions, net of acquired cash - Note 2	(20,676)	(250)	(24,409)

Net cash used in investing activities	(42,892)	(22,790)	(40,827)

Cash flows from financing activities:
Borrowings on lines of credit	4,585	70,363	71,127
Payments on lines of credit	(39,584)	(53,630)	(50,872)
Borrowings on long-term debt	6,000	7,872	41,822
Payments on long-term debt	(11,309)	(10,824)	(17,038)
Purchase of treasury stock	—	—	(3,724)
Stock option exercises and employee stock purchases	4,620	6,102	4,307

Net cash (used in) provided by financing activities	(35,688)	19,883	45,622
Effect of exchange rate changes on cash	(655)	(236)	154

Net (decrease) increase in cash and cash equivalents	(2,405)	2,704	849
Cash and cash equivalents, beginning of year	5,002	2,298	1,449

Cash and cash equivalents, end of year	$2,597	$5,002	$2,298

Supplementary cash flow information:
Cash paid during the year for:
Interest	$6,297	$8,984	$5,526

Income taxes	$18,914	$17,821	$15,284

Non-cash investing and financing activities:
Deferred purchase price obligation - Note 2	$5,310	$4,267	$19,384

Common stock issued for business acquisitions - Note 2	$6,908	$—	$—

See notes to consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2002, 2001 and 2000

Note 1 — Significant Accounting Policies

Company Business

The Company designs, produces and distributes clothing, accessories and related products for young-minded people and develops brands that represent a casual lifestyle—driven from a boardriding heritage. The Company’s primary focus is apparel for young men and young women under the Quiksilver, Roxy, Raisins, Radio Fiji and Gotcha (Europe) labels. The Company also manufactures apparel for boys (Quiksilver Boys and Hawk Clothing), girls (Roxy Girl, Teenie Wahine and Raisins Girls), men (Quiksilveredition and Fidra) and women (Leilani swimwear), as well as snowboards, snowboard boots and bindings under the Lib Technologies, Gnu, Supernatural Mfg. and Bent Metal labels. Distribution is primarily in the United States and Europe and is primarily based in surf shops and specialty stores that provide an outstanding retail experience for the customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company competes in markets that are highly competitive. The Company’s ability to evaluate and respond to changing consumer demands and tastes is critical to its success. The Company believes that consumer acceptance depends on product, image, design, fit and quality. Consequently, the Company has developed an experienced team of designers, artists, merchandisers, pattern makers, and cutting and sewing contractors that it believes has helped it remain in the forefront of design in the areas in which it competes. The Company believes, however, that its continued success will depend on its ability to promote its image and to design products acceptable to the marketplace.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including Na Pali, SAS and subsidiaries (“Quiksilver Europe”) and Quiksilver Australia Pty Ltd. and subsidiaries (“Quiksilver International”). Intercompany accounts and transactions have been eliminated in consolidation.

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

Fixed Assets

Furniture, equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to ten years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. The cost of land use rights for certain leased retail locations (totaling approximately $7.2 million at October 31, 2002) is included in, and accounted for, as land in the accompanying consolidated financial statements and is reviewed periodically for impairment.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.

Goodwill and Intangible Assets

Effective November 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and the annual test and determined that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS No. 142, the Company discontinued amortization of goodwill and certain trademarks that were determined to have an indefinite life. Had amortization of goodwill and these trademarks not been recorded in the fiscal years ended October 31, 2001 and 2000, net income would have increased by $2.6 million and $1.3 million, respectively, net of taxes, and diluted earnings per share would have increased by $0.10 and $0.06, respectively. Goodwill arose primarily from the acquisitions of Quiksilver Europe, The Raisin Company, Inc., Mervin, Freestyle SA and Beach Street. Changes to goodwill from October 31, 2001 reflect the acquisition of Beach Street and foreign exchange fluctuations.

Revenue Recognition

Revenues are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns and doubtful accounts are provided when revenues are recorded. Revenues in the Consolidated Statements of Income includes the following:

	Years Ended October 31,

In thousands	2002	2001	2000

Product shipments	$700,692	$615,452	$515,689
Royalty income	4,792	5,169	3,681

	$705,484	$620,621	$519,370

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. Included in Note 10 — Stockholders’ Equity to these consolidated financial statements are the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Income Taxes

The Company accounts for income taxes using the asset and liability approach as promulgated by SFAS No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized.

Net Income Per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options computed using the treasury stock method. For the years ended October 31, 2002, 2001 and 2000, the weighted average common shares outstanding, assuming dilution, includes 1,013,000, 1,097,000 and 826,000, respectively, of dilutive stock options.

Foreign Currency and Derivatives

The Company’s primary functional currency is the U.S. dollar, while the functional currency of Quiksilver Europe is the euro. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on November 1, 2000. SFAS No. 133 affected the Company’s financial statements beginning with the first quarter of fiscal 2001 by requiring that the Company recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of SFAS No. 133 resulted in a transition adjustment of $0.8 million in the year ended October 31, 2001 (net of tax effects of $0.5 million) that was recorded as a cumulative-effect type adjustment in other comprehensive income to recognize the fair value of derivatives that are designated as cash-flow hedges.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Income include net income and foreign currency adjustments that arise from the translation of the financial statements of Quiksilver Europe and Quiksilver International into U.S. dollars and unrealized gains and losses on certain derivative instruments.

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

Fair Value of Financial Instruments

The carrying value of the Company’s trade accounts receivable and accounts payable approximates their fair value due to their short-term nature. The carrying value of the Company’s lines of credit and long-term debt approximates its fair value as these borrowings include a series of short-term notes at floating interest rates.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for the Company’s fiscal year ending October 31, 2003. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company must apply SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002. If the Company initiates exit or disposal activities after that date, SFAS No.146 will affect the timing of the recognition of the related costs. Management does not expect the adoption of this standard to have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transistion for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending October 31, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending April 30, 2003.

Reclassifications

Certain reclassifications were made in the Consolidated Statements of Income for the years ended October 31, 2001 and 2000 to conform to the current year’s presentation.

Note 2 — Business Acquisitions

Effective December 1, 2002, the Company acquired its licensees in Australia and Japan to unify its global operating platform. This group of companies is referred to herein as “Quiksilver Asia/Pacific” and comprises two Australian companies, Ug Manufacturing Co. Pty Ltd. and QSJ Holdings Pty Ltd., and one Japanese company, Quiksilver Japan KK. Ug Manufacturing Co. Pty Ltd. was still owned by the founders of the Quiksilver brand and was the original Quiksilver operating company that has been producing Quiksilver products in Australia and surrounding countries and territories for over 30 years. Along with a Japanese partner, the founders also started Quiksilver Japan KK, which has been the Quiksilver licensee in Japan for approximately 20 years. In conjunction with its acquisition of Quiksilver Asia/Pacific, the Company also acquired a 25% interest in its Turkish licensee. The operations of Quiksilver Asia/Pacific will be included in the Company’s results beginning with the effective date of the acquisition in the first quarter of the fiscal year ending October 31, 2003.

The initial purchase price, excluding transaction costs, includes cash of $23.1 million and 2.8 million shares of the Company’s common stock valued at $71.3 million. The valuation of the common stock issued in connection with the acquisition was based on the quoted market price for 5 days before and after the announcement date. The initial purchase price is subject to adjustment based on the closing balance sheet, which is expected to be finalized in the second quarter of the Company’s fiscal year ending October 31, 2003. The sellers are entitled to future payments ranging from zero to $18.6 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made.

Quiksilver Asia/Pacific is in the process of finalizing its closing balance sheet, and third-party valuations of goodwill and certain intangible assets are being completed; accordingly, the allocation of the purchase price is preliminary and subject to refinement. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

November 30, 2002
In thousands
Current assets	$40,000
Fixed assets	5,000
Intangible assets and goodwill	69,000

Total assets acquired	114,000
Current liabilities	15,000

Net assets acquired	$99,000

Intangible assets includes license agreements that will be amortized over their remaining lives through June 2012, trademark values and goodwill. Trademark values and goodwill are not subject to amortization and are generally not expected to be deductible for tax purposes, and any allocation other than to the Asia/Pacific segment will be made when the third-party valuations of goodwill and certain intangible assets are completed.

Effective September 15, 2002, the Company acquired Beach Street, Inc. (“Beach Street”), a company that operates 26 Quiksilver outlet stores. The results of Beach Street’s operations have been included in the consolidated financial statements since that date. As consideration for the acquisition, the Company issued 298,092 shares of common stock valued at $6.9 million. The acquisition has been recorded using the purchase method of accounting. As a result of the acquisition, the Company recorded goodwill of $8.1 million, which is not expected to be tax deductible.

Effective July 1, 2000, the Company acquired Quiksilver International, an Australian company that owns the worldwide trademark rights to the Quiksilver brand name (other than in the United States and Mexico where those rights were already owned by the Company.) The initial acquisition payment was $23.6 million, which includes cash consideration of $23.1 million and transaction costs, net of imputed interest, of $0.5 million. Under the terms of the purchase agreement, two additional payments were to be made. One was made at the end of fiscal 2002, and another is to be made at the end of fiscal 2005. Such deferred purchase price payments, which are denominated in Australian dollars, are contingent on the computed earnings of Quiksilver International through June 20, 2005, subject to specified minimums. The deferred minimum purchase price payments, which were discounted to present value, totaled $17.3 million at the date of the acquisition and are included as a component of the purchase price recorded at July 1, 2000. The deferred purchase price payment made at the end of fiscal 2002 was increased by $5.3 million and $4.3 million, with a corresponding increase to Trademarks, as a result of Quiksilver International’s operations for the 12 months ended June 30, 2002 and 2001, respectively, resulting in a total payment of $20.7 million. The obligation related to these deferred purchase price payments is reflected in the Consolidated Balance Sheet as a component of debt. The acquisition has been recorded using the purchase method of accounting.

Effective May 1, 2000, the Company acquired the operations of Freestyle, SA, a French company that is the European licensee of Gotcha International (“Gotcha Europe”). The initial purchase price was $2.2 million, which includes a cash payment of $0.9 million and assumed debt of $1.3 million. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $3.0 million at the acquisition date.

Effective March 1, 2000, the Company acquired the operations of Hawk Designs, Inc., the owner of the intellectual property rights to the name Tony Hawk for apparel and related accessories. The initial purchase price was $1.3 million, which includes cash payments of $1.0 million paid in installments, and assumed bank debt of $0.3 million. Under the terms of the purchase agreement and for additional compensation, Tony Hawk also agreed to promote Quiksilver products through December 31, 2005, renewable through 2015 at the Company’s option. The acquisition has been recorded using the purchase method of accounting and resulted in a trademark valuation of $1.2 million, which is being amortized over 25 years.

The results of operations for all acquisitions consummated through October 31, 2002 are included in the consolidated statements of income from their respective acquisition dates.

Note 3 — Allowance for Doubtful Accounts

The allowance for doubtful accounts includes the following:

	Years Ended October 31,

In thousands	2002	2001	2000

Balance, beginning of year	$6,280	$5,090	$5,738
Provision for doubtful accounts	5,771	5,042	3,135
Deductions	(5,384)	(3,852)	(3,783)

Balance, end of year	$6,667	$6,280	$5,090

Note 4 — Inventories

During the fiscal year ended October 31, 2001, the Company recorded a $6.0 million writedown of its domestic inventories. This writedown was required primarily as a result of the aftermath of September 11, 2001, when the market for consumer products, including casual lifestyle apparel, experienced a dramatic falloff in demand and resulted in a substantial amount of customer order cancellations. This phenomenon created an industry wide glut of excess product available to the traditional off price channel thereby driving the price of certain seasonal product below cost. Inventories consist of the following:

	October 31,

In thousands	2002	2001

Raw materials	$14,232	$21,325
Work in process	6,826	8,138
Finished goods	74,814	78,099

	$95,872	$107,562

Note 5 — Fixed Assets

Fixed assets consist of the following:

	October 31,

In thousands	2002	2001

Furniture and equipment	$83,366	$64,791
Leasehold improvements	24,727	17,898
Land and buildings	13,813	13,233

	121,906	95,922
Accumulated depreciation and amortization	(48,724)	(34,469)

	$73,182	$61,453

Note 6 — Trademarks

A summary of trademarks is as follows:

	October 31,

	2002			2001

	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
In thousands	Amount	Amortization	Value	Amount	Amortization	Value

Non-amortizable trademarks	$54,139	$(4,670)	$49,469	$48,821	$(4,619)	$44,202
Amortizable trademarks	2,002	(337)	1,665	1,920	(211)	1,709

	$56,141	$(5,007)	$51,134	$50,741	$(4,830)	$45,911

The change in non-amortizable trademarks is due primarily to an increase in the deferred purchase price payment for the Quiksilver International acquisition. Certain intangible assets will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the fiscal year ended October 31, 2002 was $0.1 million. Annual amortization expense, based on the Company’s amortizable intangible assets at October 31, 2002, is estimated to be approximately $0.1 million in each of the fiscal years ending October 31, 2003 through 2007.

Note 7 — Lines of Credit and Long-term Debt

A summary of lines of credit and long-term debt is as follows:

	October 31,

In thousands	2002	2001

Domestic syndicated line of credit	$20,388	$47,000
Quiksilver Europe arrangements	12,110	19,228
Domestic syndicated term loan	12,500	18,750
Domestic term loan	9,225	10,353
Quiksilver Europe long-term debt	23,752	19,706
Deferred purchase price obligation	8,608	21,655

	$86,583	$136,692

The Company has a syndicated bank facility that was amended in May 2002 (the “Credit Agreement”). The Credit Agreement provides for (i) a revolving line of credit of up to $125.0 million, including a $60.0 million sublimit for letters of credit and (ii) a term loan initially totaling $25.0 million. The revolving line of credit expires on June 28, 2003. Borrowings under the revolving line of credit bear interest based on the bank’s reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. The weighted average interest rate at October 31, 2002 was 6.3%. The term loan is repayable in equal quarterly installments through October 2004 and bears interest contractually based on LIBOR. However, the Company entered into an interest rate swap agreement to fix the interest rate at 7.2% per year. This swap agreement is effective through October 2004 and is an effective hedge of the related interest rate exposure. The fair value of the interest rate swap at October 31, 2002 was a loss of $0.5 million. As of October 31, 2002, the Company had $20.4 million of cash borrowings outstanding under the revolving line of credit and $12.5 million outstanding under the term loan.

The Credit Agreement contains restrictive covenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and the Company’s assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At October 31, 2002, the Company was in compliance with such covenants. The Company believes that the line of credit will be renewed with substantially similar terms.

The Company also has a term loan with a U.S. bank that initially totaled $12.3 million in April 2000. This term loan is repayable in installments of $0.1 million per month with a final maturity in October 2004. The Company anticipates that these monthly payments and final balloon payment will be paid from borrowings on the Company’s revolving credit facility. This term loan is secured by the leasehold improvements at the Company’s Huntington Beach headquarters and bears interest contractually based on LIBOR. However, in January 2000, the Company entered into an interest rate swap agreement with a notional amount equal to the term loan, effective through April 2007, to fix the interest rate at 8.4% per annum. The fair value of the interest rate swap at October 31, 2002 was a loss of $1.1 million. The restrictive covenants under this term loan are substantially the same as those under the Credit Agreement. The outstanding balance of this term loan at October 31, 2002 was $9.2 million.

Quiksilver Europe has arrangements with banks that provide for maximum cash borrowings of approximately $60.0 million in addition to approximately $38.0 million available for the issuance of letters of credit. At October 31, 2002, these lines of credit bore interest at rates ranging from 3.9% to 4.2%. The lines of credit expire on various dates through April 2003, and the Company believes that these lines of credit will continue to be available with substantially similar terms. As of October 31, 2002, $12.1 million was outstanding under these lines of credit.

Quiksilver Europe also has $23.8 million of long-term debt, the majority of which is collateralized by land and buildings. This long-term debt bears interest at rates ranging generally from 3.9% to 6.0%, requires monthly, quarterly or annual principal and interest payments and is due at various dates through 2011.

As part of the acquisition of Quiksilver International, the Company is obligated to make an additional purchase price payment, which is denominated in Australian dollars, and is contingent on the computed earnings of Quiksilver International through June 20, 2005. While this obligation was discounted to present value as of the acquisition date, the carrying amount of the obligation fluctuates based on changes in the exchange rate between Australian dollars and U.S. dollars. As of October 31, 2002, this obligation totaled $8.6 million.

Principal payments on long-term debt are due approximately as follows (in thousands):

2003	$10,680
2004	20,610
2005	13,227
2006	3,569
2007	3,300
Thereafter	2,699

$54,085

Note 8 — Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,

In thousands	2002	2001

Accrued employee compensation and benefits	$18,767	$11,411
Accrued sales and payroll taxes	1,840	2,428
Derivative liability	4,437	2,646
Other liabilities	15,093	8,413

	$40,137	$24,898

Note 9 — Commitments and Contingencies

Operating Leases

The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2002 (in thousands):

2003	$17,383
2004	15,513
2005	14,695
2006	13,930
2007	12,823
Thereafter	32,653

$106,997

Total rent expense was $14.9 million, $11.1 million and $6.7 million for the years ended October 31, 2002, 2001 and 2000, respectively.

Litigation

On March 28, 2002, the Company filed a lawsuit against GMT Corporation (“GMT”), its then licensee for watches in the U.S., and simultaneously terminated its license agreement with GMT based on allegations that GMT was in material breach of the agreement. GMT has disputed the Company’s right to terminate and has brought claims against the Company for wrongful termination and other alleged breaches of the license agreement. Management believes that GMT’s claims are substantially without merit and intends to vigorously pursue the Company’s claims and defend against those of GMT. Other legal claims against the Company consist of matters incidental to the Company’s business. In the opinion of management, the outcome of these claims will not materially affect the Company’s consolidated financial position or results of operations.

Note 10 — Stockholders’ Equity

In March 2000, the Company’s stockholders approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), which generally replaced the Company’s previous stock option plans. Under the 2000 Plan, 5,036,209 shares are reserved for issuance over its term, consisting of 3,236,209 shares authorized under predecessor plans plus an additional 1,800,000 shares. Nonqualified and incentive options may be granted to officers and employees selected by the plan’s administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously outstanding shares of the Company’s Common Stock. Options vest over a period of time, generally three to five years, as designated by the committee and are subject to such other terms and conditions as the committee determines. Certain stock options have also been granted to employees of acquired businesses.

Changes in shares under option are summarized as follows:

	Years Ended October 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	3,572,682	$11.42	3,616,301	$10.01	3,410,531	$9.22
Granted	733,000	14.59	642,100	17.30	784,790	13.00
Exercised	(459,346)	9.31	(641,000)	9.16	(502,818)	8.59
Canceled	(10,997)	12.56	(44,719)	14.30	(76,202)	14.71

Outstanding, end of year	3,835,339	$12.28	3,572,682	$11.42	3,616,301	$10.01

Options exercisable, end of year	2,326,491	$10.72	2,340,242	$9.52	2,168,831	$8.30

Weighted average fair value of options granted during the year		$10.79		$10.70		$6.55

Outstanding stock options at October 31, 2002 consist of the following:

	Options Outstanding			Options Exercisable

		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Shares	Life	Price	Shares	Price

		(Years)
$2.66 – 5.31	166,500	1.0	$3.35	166,500	$3.35
5.32 – 7.96	607,156	3.1	6.94	607,156	6.94
7.97 – 10.62	480,205	4.4	9.02	453,205	9.06
10.63 – 13.28	836,871	6.7	11.98	540,009	11.98
13.29 – 15.93	1,152,101	8.0	14.54	317,147	15.20
15.94 – 21.24	527,506	8.0	18.25	177,474	18.03
21.25 – 26.55	65,000	9.1	24.35	65,000	24.35

	3,835,339	6.2	$12.28	2,326,491	$10.72

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2002, 2001 and 2000 assuming risk-free interest rates of 3.9%, 4.9% and 5.8%, respectively, volatility of 63.4%, 64.8% and 58.6%, respectively, zero dividend yield, and expected lives of 4.9, 4.6 and 3.7 years, respectively. If compensation expense was determined based on the fair value method beginning with grants in the year ended October 31, 1996, the Company’s net income and net income per share, assuming dilution would have been reduced to the pro forma amounts indicated below:

	Years Ended October 31,

In thousands, except per share amounts	2002	2001	2000

Actual net income	$37,591	$28,021	$31,836
Pro forma net income	33,905	24,832	29,658
Actual net income per share, assuming dilution	1.54	1.17	1.37
Pro forma net income per share, assuming dilution	1.39	1.04	1.28

The impact of outstanding nonvested stock options granted prior to the year ended October 31, 1996 has been excluded from the pro forma calculation. Accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments.

As of October 31, 2002, there were 666,946 shares of common stock that were available for future grant.

The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic employees who have at least five months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. During the years ended October 31, 2002 and 2001, 32,426 and 15,247 shares of stock were issued under the plan with proceeds to the Company of $0.5 million and $0.2 million, respectively.

Note 11 — Licensing

Since acquiring Quiksilver International Pty Ltd, an Australian company, in July 2000 (See Note 2—Acquisitions), the Company owns all international rights to use the Quiksilver trademark. Prior to this acquisition, the Company owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International Pty Ltd. to use the Quiksilver trademark in other countries and territories.

Quiksilver Europe has a license agreement with Gotcha International, LP that resulted from the Company’s acquisition of Freestyle, SA, the European licensee of Gotcha International, LP. The license agreement provides that Quiksilver Europe can sell products under the Gotcha trademark and tradename through 2015 in the territories covered by the license agreement (primarily Western Europe.) Royalties range from 2.8% to 4.0% of net sales, based on sales volume, with certain minimum requirements. Promotional contributions are also required based on sales volume and range from 1.0% to 1.5%.

The Company licensed the use of the Quiksilver and Roxy trademarks in Mexico in exchange for royalties of 4.5% of net sales after Mexican taxes, and the use of the Quiksilver and Roxy trademarks on sunglasses in exchange for royalties of 10% of sales. These license agreements expire through 2010. The Company also licensed a chain of domestic outlet stores that paid the Company royalties of 4% of product purchases from the Company. This outlet store chain was acquired in September 2002, and accordingly, the license agreement was eliminated. The Company’s license with its domestic watch licensee was terminated during the year ended October 31, 2002.

Effective with the acquisition of Quiksilver International during fiscal 2000, the Company acquired licenses for the use of theQuiksilver trademark in various countries and territories around the world. The licensees are headquartered in Australia, Japan, Turkey, South Africa, Brazil, Indonesia, Korea, Argentina, Chile and Mauritius. These licensees pay the Company royalties ranging from 3% to 5% of the licensees’ sales. The licensees headquartered in Australia and Japan were acquired in December 2002. See Note 2—Acquisitions.

Note 12 — Income Taxes

A summary of the provision for income taxes is as follows:

	Years Ended October 31,

In thousands	2002	2001	2000

Current:
Federal	$10,874	$8,038	$8,820
State	2,545	2,023	2,103
Foreign	13,014	10,694	7,711

	26,433	20,755	18,634

Deferred:
Federal	(2,435)	(2,506)	1,158
State	(530)	(640)	209
Foreign	(1,073)	(218)	25

	(4,038)	(3,364)	1,392

Provision for income taxes	$22,395	$17,391	$20,026

A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Years Ended October 31,

	2002	2001	2000

Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.2	2.0	2.9
Foreign	0.1	1.3	0.3
Other	—	—	0.4

Effective income tax rate	37.3%	38.3%	38.6%

The components of net deferred income taxes are as follows:

	October 31,

In thousands	2002	2001

Deferred income tax assets:
Allowance for doubtful accounts	$5,718	$4,835
Trademark amortization	993	981
State taxes	113	46
Other comprehensive income	2,090	961
Nondeductible accruals and other	9,011	5,401

	17,925	12,224

Deferred income tax liabilities:
Goodwill amortization	(903)	(622)
Depreciation	(1,106)	(737)
Other	(435)	(480)

	(2,444)	(1,839)

Net deferred income taxes	$15,481	$10,385

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.

Income before provision for income taxes includes $34.0 million, $23.6 million and $22.9 million from foreign jurisdictions for the years ended October 31, 2002, 2001 and 2000, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on foreign earnings that management intends to permanently reinvest. For the fiscal year ended October 31, 2002, foreign earnings earmarked for permanent reinvestment totaled approximately $87.0 million. The earnings associated with operations in Australia through Quiksilver International have been, and are expected to be, repatriated. The U.S. federal, state and foreign residual tax effects of those repatriations have been included in the provision for income taxes and related deferred tax assets and/or liabilities as appropriate.

Note 13 — Employee Plans

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company which are approved by the Company’s Board of Directors. The Company made contributions of $0.4 million, $0.4 million and $0.3 million to the 401(k) Plan for the years ended October 31, 2002, 2001 and 2000, respectively.

Employees of the Company’s French subsidiary, Na Pali, SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law. Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and vest with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $1.6 million, $1.0 million and $1.0 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

Note 14 — Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company operates primarily in the U.S. (referred to herein as “domestic”) and in Europe, and no single customer accounts for more than 10% of the Company’s net sales.

Although the Company operates in one industry segment, it produces different product lines within the segment. The percentages of revenues attributable to each product line are as follows:

	Percentage of Revenues

	2002	2001	2000

T-Shirts	20%	23%	21%
Accessories	12	11	12
Pants	12	10	9
Shirts	11	10	12
Jackets, sweaters and snowboardwear	9	11	9
Swimwear, excluding boardshorts	9	9	9
Fleece	7	7	7
Shorts	6	6	6
Footwear	4	3	2
Boardshorts	4	4	6
Tops and dresses	4	4	4
Snowboards, snowboard boots, bindings and accessories	2	2	3

	100%	100%	100%

Information related to domestic and European operations is as follows:

	Years Ended October 31,

In thousands	2002	2001	2000

Revenues:
Domestic	$422,800	$396,744	$336,756
Europe	282,684	223,877	182,614

Consolidated	$705,484	$620,621	$519,370

Gross profit:
Domestic	$158,353	$141,241	$124,366
Europe	127,976	96,618	79,104

Consolidated	$286,329	$237,859	$203,470

Operating income:
Domestic	$36,301	$31,294	$36,110
Europe	33,403	25,345	21,023

Consolidated	$69,704	$56,639	$57,133

Identifiable assets:
Domestic	$283,370	$282,108	$265,000
Europe	167,219	136,630	93,742

Consolidated	$450,589	$418,738	$358,742

France accounted for 41.1%, 45.9% and 50.5% of European net sales to unaffiliated customers for the years ended October 31, 2002, 2001 and 2000, respectively, while the United Kingdom accounted for 20.6%, 18.0% and 12.8%, respectively, and Spain accounted for 15.2%, 14.3% and 12.5%, respectively.

Note 15 — Derivative Financial Instruments

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

For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to fair value with corresponding gains or losses recorded in earnings. As of October 31, 2002, the Company was hedging forecasted transactions expected to occur in the following eight months. Assuming exchange rates at October 31, 2002 remain constant, $2.0 million of losses related to hedges of these transactions are expected to be reclassified into earnings over the next eight months. Also included in accumulated other comprehensive income at October 31, 2002 is a $0.4 million net charge related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling $1.1 million that is related to the Company’s U.S. dollar denominated long-term debt and matures through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the fiscal year ended October 31, 2002, the Company reclassified into earnings a net loss of $0.3 million resulting from the expiration, sale, termination, or exercise of derivative contracts. Additionally, a loss of $0.5 million was recognized in earnings during the fiscal year ended October 31, 2002 for changes in the value of derivatives that were marked to fair value.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at October 31, 2002 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value

British pounds	$32,679	Nov 2002-July 2003	$(595)
U.S. dollars	34,000	Nov 2002-June 2003	(1,647)
Australian dollars	10,627	Sept 2005	(287)
Interest rate swap	20,000	Nov 2003	(314)
Interest rate swap	12,500	Oct 2004	(515)
Interest rate swap	9,225	Jan 2007	(1,071)

	$119,031		$(4,429)

Note 16 — Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows:

	Quarter	Quarter	Quarter	Quarter
In thousands,	Ended	Ended	Ended	Ended
except per share amounts	January 31	April 30	July 31	October 31

Year ended October 31, 2002
Revenues	$146,959	$187,423	$175,044	$196,058
Gross profit	54,780	75,739	70,353	85,457
Net income	3,086	13,463	8,845	12,197
Net income per share, assuming dilution	0.13	0.55	0.36	0.49
Trade accounts receivable	145,021	171,669	165,675	168,237
Inventories	116,364	76,313	93,316	95,872
Year ended October 31, 2001
Revenues	$122,959	$169,546	$156,656	$171,460
Gross profit	48,561	68,810	60,275	60,213
Net income	3,706	13,981	7,955	2,379
Net income per share, assuming dilution	0.16	0.58	0.33	0.10
Trade accounts receivable	120,969	149,442	149,221	155,879
Inventories	113,281	98,241	125,508	107,562

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2003

QUIKSILVER, INC.
(Registrant)

By:	/s/ Robert B. McKnight, Jr.	By:	/s/ Steven L. Brink

	Robert B. McKnight, Jr. Chairman of the Board and Chief Executive Officer		Steven L. Brink Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date Sign

/s/ Robert B. McKnight,Jr. Robert B. McKnight,Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 28, 2003

/s/ Steven L. Brink Steven L. Brink	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 28, 2003

/s/ William M. Barnum, Jr. William M. Barnum, Jr.	Director	January 28, 2003

/s/Charles E. Crowe Charles E. Crowe	Director	January 28, 2003

Michael H. Gray	Director

/s/ Harry Hodge Harry Hodge	Director	January 28, 2003

/s/ Robert G. Kirby Robert G. Kirby	Director	January 28, 2003

/s/ Bernard Mariette Bernard Mariette	Director	January 28, 2003

/s/Franck Riboud Franck Riboud	Director	January 28, 2003

/s/ Tom Roach Tom Roach	Director	January 28, 2003

§ 302 CERTIFICATION

     I, Robert B. McKnight, certify that:

     1.     I have reviewed this annual report on Form 10-K of Quiksilver, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

            (c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

            (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

            (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003	/s/ Robert B. McKnight, Jr.
Robert B. McKnight, Jr. Chief Executive Officer

§ 302 CERTIFICATION

          I, Steven L. Brink, certify that:

          1. I have reviewed this annual report on Form 10-K of Quiksilver, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003	/s/ Steven L. Brink Steven L. Brink Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation as presently in effect (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 31, 2002).

3.2	Bylaws as presently in effect.

10.1	Revolving Credit and Term Loan Agreement dated as of October 6, 2000 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.2	First Amendment to Revolving Credit and Term Loan Agreement dated October 9, 2001 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001).

10.3	Second Amendment to Revolving Credit and Term Loan Agreement and Consent thereunder dated June 28, 2002 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2002).

10.4	Term Loan Agreement dated as of April 25, 2000 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 2000).

10.5	Second Amendment to term Loan Agreement dated October 12, 2000 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.6	Share Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd, Quiksilver International Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company’s report on Form 8-K dated July 27, 2000).

10.7	Minority Shareholder Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company’s report on Form 8-K dated July 27, 2000).

10.8	Form of Indemnity Agreement between the Registrant and individual Directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

10.9	Quiksilver, Inc. Stock Option Plan dated March 24, 1995 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1995). (1)

10.10	Quiksilver, Inc. 1995 Nonemployee Directors’ Stock Option Plan dated March 24, 1995 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 1996). (1)

10.11	Quiksilver, Inc. 1996 Stock Option Plan dated January 26, 1996 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 1996. (1)

10.12	Quiksilver, Inc. 2000 Stock Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.13	Employment Agreement between Robert B. McKnight, Jr. and Registrant dated 2002 (1)

10.14	Employment Agreement between Harry Hodge and Registrant dated April 1, 1996 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

10.15	Employment Agreement between Steven L. Brink and Registrant dated October 24, 1996 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

10.16	Services Agreement between Bernard Mariette and Registrant dated November 1, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.17	Employment Agreement between Charles Exon and Registrant dated August 1, 2000 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001).

10.18	Merger Agreement, dated November 18, 2002, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd., QSJ Holdings Pty Ltd., Ug Manufacturing Co. Pty Ltd., Quiksilver Japan K.K., and certain shareholders of Ug Manufacturing Co. Pty Ltd. and Quiksilver Japan K.K. (incorporated by reference from the Company’s report on Form 8-K dated January 2, 2003).

10.19	Agreement and Plan of Merger and Reorganization by and among Quiksilver, Inc., QS Retail, Inc., Beach Street, Inc. and John Thompson and Diana Thompson dated as of September 17, 2002.

21.1	Names and Jurisdictions of Subsidiaries.

23.1	Independent Auditors’ Consent.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1) Management contract or compensatory plan.