Form 10-Q
period 2003-01-31
QUIKSILVER INC
filed 2003-03-17
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [  ]

The number of shares outstanding of issuer’s Common Stock,
par value $0.01 per share, at
March 12, 2003 was
27,130,963

QUIKSILVER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
In thousands, except share amounts	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$10,405	$2,597
Trade accounts receivable, less allowance for doubtful accounts of $9,725 (2003) and $6,667 (2002)	173,511	168,237
Other receivables	9,025	7,415
Inventories	144,237	95,872
Deferred income taxes	16,175	14,070
Prepaid expenses and other current assets	15,021	6,638

Total current assets	368,374	294,829
Fixed assets, less accumulated depreciation and amortization of $56,306 (2003) and $48,724 (2002)	84,118	73,182
Intangibles, less accumulated amortization of $5,214 (2003) and $5,007 (2002)	61,077	51,134
Goodwill	99,361	26,978
Deferred income taxes	—	1,411
Other assets	5,351	3,055

Total assets	$618,281	$450,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$71,616	$32,498
Accounts payable	74,910	47,279
Accrued liabilities	44,649	40,137
Current portion of long-term debt	13,623	10,680
Income taxes payable	3,247	3,717

Total current liabilities	208,045	134,311
Long-term debt	42,477	43,405
Deferred income taxes	3,215	—

Total liabilities	253,737	177,716

Stockholders’ equity
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 45,000,000; issued and outstanding shares - 27,851,063 (2003) and 24,680,147 (2002)	278	247
Additional paid-in-capital	143,602	66,769
Treasury stock, 721,300 shares	(6,778)	(6,778)
Retained earnings	225,606	219,038
Accumulated other comprehensive income (loss)	1,836	(6,403)

Total stockholders’ equity	364,544	272,873

Total liabilities and stockholders’ equity	$618,281	$450,589

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended January 31,

In thousands, except per share amounts	2003	2002

Revenues	$192,080	$146,959
Cost of goods sold	110,572	92,179

Gross profit	81,508	54,780
Selling, general and administrative expense	68,425	47,183

Operating income	13,083	7,597
Interest expense	2,116	2,428
Foreign currency loss	551	6
Other expense	167	160

Income before provision for income taxes	10,249	5,003
Provision for income taxes	3,681	1,917

Net income	$6,568	$3,086

Net income per share	$0.25	$0.13

Net income per share, assuming dilution	$0.24	$0.13

Weighted average common shares outstanding	25,960	23,205

Weighted average common shares outstanding, assuming dilution	27,160	23,890

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended January 31,

In thousands	2003	2002

Net income	$6,568	$3,086
Other comprehensive gain (loss):
Foreign currency translation adjustment	9,439	(2,780)
Net unrealized loss on derivative instruments, net of tax	(1,200)	(529)

Comprehensive income (loss)	$14,807	$(223)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended January 31,

In thousands	2003	2002

Cash flows from operating activities:
Net income	$6,568	$3,086
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,369	3,047
Provision for doubtful accounts	1,407	1,037
Loss on sale of fixed assets	34	—
Foreign currency loss	14	280
Interest accretion	196	521
Changes in operating assets and liabilities:
Trade accounts receivable	23,542	6,872
Other receivables	(1,176)	(579)
Inventories	(33,341)	(10,465)
Prepaid expenses and other current assets	(4,986)	(1,701)
Other assets	(91)	(859)
Accounts payable	13,789	10,068
Accrued liabilities	(7,854)	4,225
Income taxes payable	(665)	(254)

Net cash (used in) provided by operating activities	1,806	15,278
Cash flows from investing activities:
Capital expenditures	(5,847)	(4,303)
Business acquisitions, net of cash acquired	(25,184)	—

Net cash used in investing activities	(31,031)	(4,303)
Cash flows from financing activities:
Borrowings on lines of credit	45,148	8,642
Payments on lines of credit	(7,684)	(7,000)
Borrowings on long-term debt	574	331
Payments on long-term debt	(6,144)	(2,673)
Proceeds from stock option exercises	3,671	338

Net cash provided by (used in) financing activities	35,565	(362)
Effect of exchange rate changes on cash	1,468	(657)

Net increase in cash and cash equivalents	7,808	9,956
Cash and cash equivalents, beginning of period	2,597	5,002

Cash and cash equivalents, end of period	$10,405	$14,958

Supplementary cash flow information - Cash paid during the period for:
Interest	$1,432	$1,283

Income taxes	$4,082	$1,094

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 2003 and 2002. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2002 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.	New Accounting Pronouncements

Effective November 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which superseded previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 had no impact on our financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective beginning with our current financial statements for the three months ended January 31, 2003. The adoption of FIN No. 45 has not had a material impact on our operational results or financial position.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. We must apply SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002. If we initiate exit or disposal activities after that date, SFAS No.146 will affect the timing of the recognition of the related costs. We do not expect the adoption of this standard to have a significant impact on our financial position or results of operations.

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

3.	Inventories

Inventories consist of the following:

	January 31,	October 31,
In thousands	2003	2002

Raw Materials	$16,105	$14,232
Work-In-Process	5,811	6,826
Finished Goods	122,321	74,814

	$144,237	$95,872

4.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company has historically operated in the Americas (primarily the U.S.) and Europe. Effective with its acquisition of Quiksilver Asia/Pacific on December 1, 2002, the Company has added operations in Australia, Japan, New Zealand and other Southeast Asian countries and territories. Accordingly, the Company has revised its geographic segments to include Asia/Pacific and corporate operations. Costs that support all three geographic segments, including trademark protection and maintenance, licensing functions and related royalty income are part of corporate operations. Prior period segment disclosures have been revised to conform to this new segment presentation. No single customer accounts for more than 10% of the Company’s revenues.

Information related to the Company’s geographical segments is as follows:

	Three Months Ended January 31,

In thousands	2003	2002

Revenues:
Americas	$101,967	$89,827
Europe	77,246	55,979
Asia/Pacific	12,102	—
Corporate Operations	765	1,153

	$192,080	$146,959

Gross Profit:
Americas	$39,150	$28,460
Europe	35,380	25,167
Asia/Pacific	6,213	—
Corporate Operations	765	1,153

	$81,508	$54,780

Operating Income:
Americas	$5,754	$2,181
Europe	9,093	6,767
Asia/Pacific	1,759	—
Corporate Operations	(3,523)	(1,351)

	$13,083	$7,597

Identifiable assets:
Domestic	$239,282	$237,922
Europe	241,021	176,330
Asia Pacific	130,574	—
Corporate Operations	7,404	14,968

	$618,281	$429,220

5.	Derivative Financial Instruments

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

For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to fair value with corresponding gains or losses recorded in earnings. As of January 31, 2003, the Company was hedging forecasted transactions expected to occur in the following eight months. Assuming exchange rates at January 31, 2003 remain constant, $3.3 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next eight months. Also included in accumulated other comprehensive income at January 31, 2003 is a $0.3 million loss, net of tax, related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling a loss of $1.0 million, net of tax, which is related to the Company’s U.S. dollar denominated long-term debt that matures through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended January 31, 2003, the Company reclassified into earnings a net loss of $1.3 million resulting from the expiration, sale, termination, or exercise of derivative contracts. Additionally, a loss of $0.2 million was recognized during the three months ended January 31, 2003 for changes in the value of derivatives that were marked to fair value.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at January 31, 2003 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value

British pounds	$18,357	Feb 2003 – July 2003	$313
U.S. dollars	58,640	Feb 2003 – Sept 2003	(3,318)
Australian dollars	10,627	Sept 2005	219
New Zealand dollars	999	Feb 2003	(35)
Interest rate swaps	39,855	Nov 2003 – Jan 2007	(1,726)

	$128,478		$(4,547)

6.	Business Acquisitions

Effective December 1, 2002, the Company acquired its licensees in Australia and Japan to unify its global operating platform. This group of companies is referred to herein as “Quiksilver Asia/Pacific” and comprises two Australian companies, Ug Manufacturing Co. Pty Ltd. and QSJ Holdings Pty Ltd., and one Japanese company, Quiksilver Japan KK. Ug Manufacturing Co. Pty Ltd. was still owned by the founders of the Quiksilver brand and was the original Quiksilver operating company that has been producing Quiksilver products in Australia and surrounding countries and territories for over 30 years. Along with a Japanese partner, the founders also started Quiksilver Japan KK, which has been the Quiksilver licensee in Japan for approximately 20 years. In conjunction with its acquisition of Quiksilver Asia/Pacific, the Company also acquired a 25% interest in its Turkish licensee. The operations of Quiksilver Asia/Pacific have been included in the Company’s results since December 1, 2002.

The initial purchase price, excluding transaction costs, includes cash of $28.2 million and 2.8 million shares of the Company’s common stock valued at $71.3 million. Transaction costs are estimated to total $3.0 million. The valuation of the common stock issued in connection with the acquisition was based on the quoted market price for 5 days before and after the announcement date. The initial purchase price is subject to adjustment based on the closing balance sheet, which is expected to be finalized in the second quarter of the Company’s fiscal year ending October 31, 2003. The sellers are entitled to future payments ranging from zero to $18.6 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made.

Quiksilver Asia/Pacific is in the process of finalizing its closing balance sheet, and third-party valuations of goodwill and certain intangible assets are being completed; accordingly, the allocation of the purchase price is preliminary and subject to refinement. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

In thousands

Current assets	$56,100
Fixed assets	6,800
Intangible assets	10,100
Goodwill	68,500

Total assets acquired	141,500
Liabilities	35,700
Deferred income taxes	3,300

Net assets acquired	$102,500

Intangible assets includes license agreements that will be amortized over their remaining lives through June 2012. Goodwill is not subject to amortization and is generally not expected to be deductible for tax purposes, and any allocation other than to the Asia/Pacific segment will be made when the third-party valuations of goodwill and certain intangible assets are completed.

Effective November 1, 2002, the Company acquired the operations of its European licensee for eyewear and wetsuits, Omareef Europe, S.A. The initial purchase price was $5.2 million, which includes a cash payment of $4.9 million and assumed debt of $0.3 million. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $3.5 million at the acquisition date. Goodwill is not subject to amortization and is generally not expected to be deductible for tax purposes.

The results of operations for both acquisitions are included in the Condensed Consolidated Statements of Income from their respective acquisition dates. Assuming these acquisitions had occurred as of November 1, 2001, consolidated net sales would have been $198.3 million and $163.4 million for the three months ended January 31, 2003 and 2002, respectively. Net income would have been $6.8 million and $3.4 million, respectively, for those same periods, and diluted earnings per share would have been unchanged at $0.24 and $0.13, respectively.

7.	Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) indemnities involving the accuracy of representations and warranties in certain contracts, and (v) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has made contractual commitments to several employees providing for severance payments upon the occurrence of certain prescribed events. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986.

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

Inventories

We value inventories at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. We regularly review our inventory quantities on hand, and we record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly, which was evident in the aftermath of September 11th. The demand for our products could be negatively affected by many factors, including the following:

•	weakening economic conditions,

•	further terrorist acts or threats,

•	unanticipated changes in consumer preferences,

•	reduced customer confidence in the retail market, and

•	unseasonable weather.

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

Foreign Currency Translation

A significant portion of our revenues are generated by our European and Asia/Pacific divisions, where we operate with the euro, Australian dollar and Japanese yen as our functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and some European and Asia/Pacific product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign exchange rates. We also have other foreign currency obligations related to our acquisition of Quiksilver International. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

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

Results of Operations

The table below shows the components in our statements of income as a percentage of revenues:

	Three Months Ended January 31,

	2003	2002

Revenues	100.0%	100.0%
Gross profit	42.4	37.3
Selling, general and administrative expense	35.6	32.1

Operating income	6.8	5.2
Interest expense	1.1	1.7
Foreign currency and other expense	0.4	0.1

Income before provision for income taxes	5.3%	3.4%

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

Revenues for the three months ended January 31, 2003 increased 31% to $192.1 million from $147.0 million in the comparable period of the prior year. Revenues in the Americas increased 14% to $102.0 million for the three months ended January 31, 2003 from $89.8 million in the comparable period of the prior year, and European revenues increased 38% to $77.2 million from $56.0 for those same periods. As measured in euros, Quiksilver Europe’s functional currency, revenues in the current year’s quarter increased 19% compared to the prior year. Asia/Pacific revenues totaled $12.1 million in the three months ended January 31, 2003. In the Americas, mens revenues increased 11% to $53.0 from $47.8 million in the comparable period of the prior year, while womens revenues increased 17% to $47.9 million from $40.8 million. Revenues of snowboards, boots and bindings amounted to $1.1 million for the current year’s quarter compared to $1.2 million in the prior year. The increase in America’s mens revenues came primarily from the Quiksilver Young Mens, Boys and Quiksilveredition divisions. The increase in America’s womens revenues came from both the Roxy and Raisins divisions. In Europe and as reported in dollars, mens revenues increased 46% to $57.6 million from $39.4 million, while womens revenues increased 18% to $19.6 million from $16.6 million. The European mens revenues increase came primarily from the Quiksilver Young Mens and Hawk divisions. These comparisons of revenues in Europe were impacted by the strong dollar in comparison to the prior year. In euros, mens revenues increased 27% and womens revenues increased 2%. The women’s increase was small due to the timing of shipments in the early part of the season compared to the previous year when revenues increased 160% in the three months ended January 31, 2002. The Asia/Pacific revenues were added as we acquired Quiksilver Asia/Pacific effective December 1, 2002.

Royalty income for the three months ended January 31, 2003 totaled $0.8 million compared to $1.2 million in the comparable period of the prior year. Royalty income decreased because we acquired our domestic outlet store licensee during the fourth quarter of fiscal 2002 and terminated our domestic watch licensee toward the end of fiscal 2002. Also, the acquisition of Quiksilver Asia/Pacific in fiscal 2003 eliminates the related royalty income stream going forward.

Our consolidated gross profit margin for the three months ended January 31, 2003 increased to 42.4% from 37.3% in the comparable period of the prior year. The America’s gross profit margin increased to 38.4% from 31.7%, while the European gross profit margin increased to 45.8% from 45.0% for those same periods. The Asia/Pacific gross profit margin for the three months ended January 31, 2003 was 51.3%. The increase in the America’s gross profit margin resulted primarily from higher profit margins on sales of the Company’s end-of-season inventories compared to the prior year and from the acquisition of our outlet store chain in fiscal 2002, which has enabled us to capture the retail gross margin on U.S. sales through the outlet channel. In Europe, the gross profit margin increased primarily due to lower production costs and a higher level of sales through company-owned retail stores in comparison to the prior year. Gross profit margins are higher for sales in company-owned retail stores compared to our normal wholesale business.

Selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2003 increased 45% to $68.4 million from $47.2 million in the comparable period of the prior year. America’s

SG&A increased 27% to $33.4 million from $26.3 million in the comparable period of the prior year, and European SG&A increased 43% to $26.3 million from $18.4 million for those same periods. The increase in both the America’s and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. In the Americas and in Europe, SG&A increased as a percentage of revenues primarily as a result of additional company-owned retail stores. SG&A in our newly added Asia/Pacific segment totaled $4.5 million in the first quarter of fiscal 2003. Corporate operations SG&A increased to $4.3 million in the three months ended January 31, 2003 from $2.5 million in the comparable period of the prior year primarily due to higher expenses to support our trademarks and brands around the world.

Interest expense for the three months ended January 31, 2003 decreased 13% to $2.1 million from $2.4 million in the comparable period of the prior year. This decrease was due to lower interest rates in the Americas compared to the previous year and lower average balances on the Company’s debt in the Americas.

The effective income tax rate for the three months ended January 31, 2003, which is based on current estimates of the annual effective income tax rate, decreased to 35.9% from 38.3% in the comparable period of the prior year as we generate a higher portion of our profits in lower-tax jurisdictions.

As a result of the above factors, net income for the three months ended January 31, 2003 increased 113% to $6.6 million or $0.24 per share on a diluted basis from $3.1 million or $0.13 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.25 per share for the three months ended January 31, 2003 from $0.13 in the comparable period of the prior year.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the U.S., Europe and Australia make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

We generated $1.8 million of cash from operating activities in the three months ended January 31, 2003 compared to $15.3 million in the comparable period of the prior year. This decrease in cash provided was primarily due to changes in accounts receivable and inventories net of accounts payable. During the three months ended January 31, 2003, the increase in inventories net of the increase in accounts payable used cash of $19.6 million compared to $0.4 million used in the prior year. This $19.2 increase in cash used was partially substantially offset by the change in trade accounts receivable. The decrease in trade accounts receivable generated cash of $23.5 million in the three months ended January 31, 2003 compared to $6.9 million in the comparable period of the prior year, an increase of $16.6 million. The $4.6 million increase in net income plus non cash expenses was more than offset by the fluctuation in the other components of working capital, which used cash of $14.8 million compared to $0.8 million of cash provided in the prior year.

Capital expenditures totaled $5.8 million for the three months ended January 31, 2003, compared to the $4.3 million in the comparable period of the prior year. These investments include company-owned Boardriders Clubs and ongoing investments in computer and warehouse equipment. During the three months ended January 31, 2003, we used $25.2 million of cash, net of cash acquired, to purchase Quiksilver Asia/Pacific and our wetsuit and watch licensee in Europe. See Note 6 - Business Acquisitions.

During the three months ended January 31, 2003, net cash provided by financing activities totaled $35.6 million, compared to cash used of $0.4 million in the comparable period of the prior year. Borrowings were increased primarily to fund the acquisitions described above.

The net increase in cash and cash equivalents for the three months ended January 31, 2003 was $7.8 million compared to $10.0 million in the comparable period of the prior year. Cash and cash equivalents totaled $10.4 million at January 31, 2003 compared to $2.6 million at October 31, 2002, while working capital was $160.3 million at January 31, 2003 compared to $160.5 million at October 31, 2002. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future and that increases in our lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 3% to $173.5 million at January 31, 2003 from $168.2 million at October 31, 2002. Accounts receivable in the Americas decreased 10% to $72.6 million at January 31, 2003 from

$80.8 million at October 31, 2002, and European accounts receivable increased slightly to $87.5 million from $87.4 million for that same period. Asia/Pacific accounts receivable totaled $13.4 million at January 31, 2003. Receivables in the Americas decreased 11% compared to January 31, 2002 while European receivables increased 37% compared to January 31, 2002. In euros, the European accounts receivable increase was only 9%. The growth in European receivables was generally consistent with the increase in European revenues. However, domestic receivables decreased even though revenues increased primarily because of improved collections and the elimination of certain trade accounts receivable when we acquired our domestic outlet store licensee, Beach Street, Inc., in September 2002.

Consolidated inventories increased 50% to $144.2 million at January 31, 2003 from $95.9 million at October 31, 2002. Inventories in the Americas increased 19% to $81.9 million from $69.0 million at October 31, 2002, and European inventories increased 93% to $51.8 million from $26.9 million for that same period. Asia/Pacific inventories totaled $10.5 million at January 31, 2003. Inventories in the Americas increased 6% compared to January 31, 2002, and European inventories increased 33% compared to January 31, 2002. In euros, the European inventory increase was only 6%. These increases are modest given the increases in sales for the comparable periods.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements for a discussion of newly adopted accounting standards and future pronouncements that affect our financial reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our foreign currency and interest rate risks are discussed in the our Annual Report on Form 10-K for the year ended October 31, 2002 in Item 7a.

Quiksilver Europe’s statements of income are translated from euros into U.S. dollars at average exchange rates in effect during the reporting period. When the euro strengthens compared to the U.S. dollar there is a positive effect on Quiksilver Europe’s results as reported in the Company’s Consolidated Financial Statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. Likewise, the statements of income of Quiksilver Asia/Pacific are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a positive effect on our results from a stronger Australian dollar or Japanese yen in comparison to the U.S. dollar.

European net sales increased 19% in euros during the three months ended January 31, 2003 compared to the three months ended January 31, 2002. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, European net sales increased 38% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s second quarter, the euro continues to be stronger relative to the U.S. dollar in comparison to the prior year.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report on Form 10-Q, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On December 18, 2002, our wholly-owned Australian subsidiary, Quiksilver Australia Pty Ltd., purchased outstanding shares of Ug Manufacturing Co. Pty Ltd., an Australian company, Quiksilver Japan K.K., a Japanese corporation, and UMTT Pty Ltd., an Australian corporation, from certain shareholders of Ug Manufacturing, UMTT and Quiksilver Japan. As a result, we now hold, directly or indirectly, all of the outstanding shares of Ug Manufacturing and Quiksilver Japan.

In connection with our purchase from the shareholders, we paid to the shareholders on the closing date approximately $21.9 million in cash and 2.8 million unregistered shares of our Common Stock.

The issuance of our shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shareholders represented to us their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The shareholders also represented to us that they were sophisticated and able to protect their interests in investing in the securities. Appropriate legends were affixed to the stock certificates that were issued. There were no commissions or underwriting discounts paid in connection with the issuance of the shares.

Item 6. Exhibits and Reports on Form 8K

(a)	Exhibits

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K to report the acquisition of Quiksilver Asia/Pacific on January 2, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

March 14, 2003	/s/ Steven L. Brink Steven L. Brink Chief Financial Officer and Treasurer (Principal Accounting Officer)

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

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Robert B. McKnight, Jr. Robert B. McKnight, Jr. Chief Executive Officer

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

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Steven L. Brink Steven L. Brink Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002