Form 10-Q
period 2003-04-30
QUIKSILVER INC
filed 2003-06-16
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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
June 9, 2003 was
54,891,374

QUIKSILVER, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
In thousands, except share amounts	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$21,388	$2,597
Trade accounts receivable, less allowance for doubtful accounts of $8,155 (2003) and $6,667 (2002)	227,028	168,237
Other receivables	7,264	7,415
Inventories	120,775	95,872
Deferred income taxes	18,630	14,070
Prepaid expenses and other current assets	9,684	6,638

Total current assets	404,769	294,829
Fixed assets, less accumulated depreciation and amortization of $58,751 (2003) and $48,724 (2002)	90,340	73,182
Intangibles, less accumulated amortization of $5,502 (2003) and $5,007 (2002)	60,820	51,134
Goodwill	101,891	26,978
Deferred income taxes	—	1,411
Other assets	7,032	3,055

Total assets	$664,852	$450,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$105,388	$32,498
Accounts payable	52,321	47,279
Accrued liabilities	35,281	40,137
Current portion of long-term debt	18,669	10,680
Income taxes payable	6,414	3,717

Total current liabilities	218,073	134,311
Long-term debt	46,872	43,405
Deferred income taxes	3,360	—

Total liabilities	268,305	177,716

Stockholders’ equity
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 85,000,000; issued and outstanding shares - 56,328,642 (2003) and 49,360,294 (2002)	563	247
Additional paid-in-capital	148,386	66,769
Treasury stock, 1,442,600 shares	(6,778)	(6,778)
Retained earnings	248,236	219,038
Accumulated other comprehensive income (loss)	6,140	(6,403)

Total stockholders’ equity	396,547	272,873

Total liabilities and stockholders’ equity	$664,852	$450,589

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended April 30,

In thousands, except per share amounts	2003	2002

Revenues	$262,210	$187,423
Cost of goods sold	143,627	111,684

Gross profit	118,583	75,739
Selling, general and administrative expense	81,374	51,569

Operating income	37,209	24,170
Interest expense	2,107	2,287
Foreign currency loss	264	356
Other expense	97	55

Income before provision for income taxes	34,741	21,472
Provision for income taxes	12,111	8,009

Net income	$22,630	$13,463

Net income per share	$0.42	$0.29

Net income per share, assuming dilution	$0.40	$0.28

Weighted average common shares outstanding	54,514	46,608

Weighted average common shares outstanding, assuming dilution	56,846	48,826

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended April 30,

In thousands, except per share amounts	2003	2002

Revenues	$454,290	$334,382
Cost of goods sold	254,199	203,863

Gross profit	200,091	130,519
Selling, general and administrative expense	149,799	98,752

Operating income	50,292	31,767
Interest expense	4,223	4,715
Foreign currency loss	815	362
Other expense	264	215

Income before provision for income taxes	44,990	26,475
Provision for income taxes	15,792	9,926

Net income	$29,198	$16,549

Net income per share	$0.55	$0.36

Net income per share, assuming dilution	$0.53	$0.34

Weighted average common shares outstanding	53,196	46,506

Weighted average common shares outstanding, assuming dilution	55,558	48,308

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six months ended April 30,

In thousands	2003	2002

Net income	$29,198	$16,549
Other comprehensive income (loss):
Foreign currency translation adjustment	13,614	484
Net unrealized (loss) gain on derivative instruments, net of tax	(1,071)	21

Comprehensive income	$41,741	$17,054

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,

In thousands	2003	2002

Cash flows from operating activities:
Net income	$29,198	$16,549
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,272	6,315
Provision for doubtful accounts	2,925	2,344
Loss on sale of fixed assets	78	—
Foreign currency loss (gain)	28	(52)
Interest accretion	391	1,041
Changes in operating assets and liabilities:
Trade accounts receivable	(26,334)	(17,686)
Other receivables	(1,594)	(1,285)
Inventories	(8,977)	31,191
Prepaid expenses and other current assets	(1,884)	(1,458)
Other assets	(1,583)	(605)
Accounts payable	(10,463)	(9,959)
Accrued liabilities	(6,531)	202
Income taxes payable	4,014	5,583

Net cash (used in) provided by operating activities	(11,460)	32,180
Cash flows from investing activities:
Capital expenditures	(15,313)	(9,324)
Business acquisitions, net of cash acquired	(27,706)	—

Net cash used in investing activities	(43,019)	(9,324)
Cash flows from financing activities:
Borrowings on lines of credit	96,299	11,626
Payments on lines of credit	(29,975)	(31,812)
Borrowings on long-term debt	7,769	2,247
Payments on long-term debt	(8,106)	(5,663)
Proceeds from stock option exercises	7,042	2,404

Net cash provided by (used in) financing activities	73,029	(21,198)
Effect of exchange rate changes on cash	241	256

Net increase in cash and cash equivalents	18,791	1,914
Cash and cash equivalents, beginning of period	2,597	5,002

Cash and cash equivalents, end of period	$21,388	$6,916

Supplementary cash flow information -
Cash paid during the period for:
Interest	$3,213	$3,098

Income taxes	$11,415	$4,682

Non-cash investing and financing activity:
Common stock issued for business acquisition	$71,252	$—

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2003 and 2002. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2002 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective beginning with our financial statements for the three months ended January 31, 2003. The adoption of FIN No. 45 has not had a material impact on our operational results or financial position.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our financial statements for the year ending October 31, 2003 and have provided the disclosures required for interim periods below.

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. No stock-based employee compensation expense is reflected in net income, as all options granted under the Company’s stock option plans had exercise prices equal to the market value of the underlying common stock on the grant dates. The following table contains the pro forma disclosure requirements and of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,

	2003	2002	2003	2002

Actual net income	$22,630	$13,463	$29,198	$16,549
Less: stock-based employee compensation expense determined under the fair value based method, net of tax	1,298	1,099	2,324	1,928

Pro forma net income	$21,332	$12,364	$26,874	$14,621

Actual net income per share	$0.42	$0.29	$0.55	$0.36

Pro forma net income per share	$0.39	$0.27	$0.51	$0.31

Actual net income per share, assuming dilution	$0.40	$0.28	$0.53	$0.34

Pro forma net income per share, assuming dilution	$0.38	$0.25	$0.49	$0.30

3.	Inventories

Inventories consist of the following:

	April 30,	October 31,
In thousands	2003	2002

Raw Materials	$11,791	$14,232
Work-In-Process	6,591	6,826
Finished Goods	102,393	74,814

	$120,775	$95,872

4.	Segment Information

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

Information related to the Company’s geographical segments is as follows:

	Three Months Ended April 30,

In thousands	2003	2002

Revenues:
Americas	$127,537	$111,215
Europe	108,464	74,754
Asia/Pacific	25,557	—
Corporate Operations	652	1,454

	$262,210	$187,423

Gross Profit:
Americas	$54,925	$40,371
Europe	51,590	33,914
Asia/Pacific	11,416	—
Corporate Operations	652	1,454

	$118,583	$75,739

Operating Income:
Americas	$17,627	$11,651
Europe	21,181	14,024
Asia/Pacific	3,813	—
Corporate Operations	(5,412)	(1,505)

	$37,209	$24,170

	Six Months Ended April 30,

In thousands	2003	2002

Revenues:
Americas	$229,504	$201,042
Europe	185,710	130,733
Asia/Pacific	37,659	—
Corporate Operations	1,417	2,607

	$454,290	$334,382

Gross Profit:
Americas	$94,075	$68,831
Europe	86,970	59,081
Asia/Pacific	17,629	—
Corporate Operations	1,417	2,607

	$200,091	$130,519

Operating Income:
Americas	$23,381	$13,832
Europe	30,274	20,791
Asia/Pacific	5,572	—
Corporate Operations	(8,935)	(2,856)

	$50,292	$31,767

Identifiable assets:
Americas	$270,045	$219,526
Europe	254,770	175,724
Asia Pacific	134,508	—
Corporate Operations	5,529	15,545

	$664,852	$410,795

5.	Derivative Financial Instruments

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

For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to fair value with corresponding gains or losses recorded in earnings. As of April 30, 2003, the Company was hedging forecasted transactions expected to occur in the following five months. Assuming exchange rates at April 30, 2003 remain constant, $3.4 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next five months. Also included in accumulated other comprehensive income at April 30, 2003 is a $0.2 million loss, net of tax, related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling a loss of $1.0 million, net of tax, which is related to the Company’s U.S. dollar denominated long-term debt that matures through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the six months ended April 30, 2003, the Company reclassified into earnings a net loss of $2.1 million resulting from the expiration, sale, termination, or exercise of derivative contracts. Additionally, a loss of $0.4 million was recognized during the six months ended April 30, 2003 for changes in the value of derivatives that were marked to fair value.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at April 30, 2003 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value

British pounds	$13,867	May 2003 – Sept 2003	$666
U.S. dollars	34,055	May 2003 – Sept 2003	(2,693)
Australian dollars	10,627	Sept 2005	1,091
Interest rate swaps	37,985	Nov 2003 – Jan 2007	(1,584)

	$96,534		$(2,520)

6.	Business Acquisitions

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

The initial purchase price, excluding transaction costs, includes cash of $28.2 million and 2.8 million shares of the Company’s common stock valued at $71.3 million. Transaction costs are estimated to total $3.0 million. The valuation of the common stock issued in connection with the acquisition was based on the quoted market price for 5 days before and after the announcement date. The initial purchase price is subject to adjustment based on the closing balance sheet, which is expected to be finalized in the third quarter of the Company’s fiscal year ending October 31, 2003. The sellers are entitled to future payments ranging from zero to $18.6 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made.

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

Effective February 1, 2003, the Company acquired its United States eyewear licensee, Q.S. Optics, Inc. The initial purchase price was $2.9 million, which includes a cash payment of $2.4 million and assumed debt of $0.5 million. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $2.1 million at the acquisition date. Goodwill is not subject to amortization and is generally not expected to be deductible for tax purposes.

The results of operations for each of the acquisitions are included in the Condensed Consolidated Statements of Income from their respective acquisition dates. Assuming these acquisitions had occurred as of November 1, 2001, consolidated net sales would have been $460.9 million and $372.0 million for the six months ended April 30, 2003 and 2002, respectively. Net income would have been $29.2 million and $18.8 million, respectively, for those same periods, and diluted earnings per share would have been $0.52 and $0.35, respectively.

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

8.	Stockholders’ Equity

During the three months ended April 30, 2003, the Company’s Board of Directors approved a two-for-one split of the Company’s Common Stock. The split was effected in the form of a dividend on May 8, 2003 to shareholders of record on April 30, 2003. All share and per-share information has been restated to reflect the stock split.

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

Results of Operations

The table below shows the components in our statements of income as a percentage of revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	45.2	40.4	44.0	39.0
Selling, general and administrative expense	31.0	27.5	33.0	29.5

Operating income	14.2	12.9	11.0	9.5
Interest Expense	0.8	1.2	0.9	1.4
Foreign currency and other expenses	0.1	0.2	0.2	0.2

Income before provision for income taxes	13.3%	11.5%	9.9%	7.9%

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

Revenues for the three months ended April 30, 2003 increased 40% to $262.2 million from $187.4 million in the comparable period of the prior year. Revenues in the Americas increased 15% to $127.5 million for the three months ended April 30, 2003 from $111.2 million in the comparable period of the prior year, and European revenues increased 45% to $108.5 million from $74.8 million for those same periods. As measured in euros, Quiksilver Europe’s functional currency, revenues in the current year’s quarter increased 18% compared to the prior year. Asia/Pacific revenues totaled $25.6 million in the three months ended April 30, 2003. In the Americas, mens revenues increased 15% to $63.3 million from $55.2 million in the comparable period of the prior year, while womens revenues increased 14% to $63.5 million from $55.5 million. Revenues of snowboards, boots and bindings amounted to $0.7 million for the current year’s quarter compared to $0.5 million in the prior year. The increase in America’s mens revenues came primarily from the Quiksilver Young Mens, Boys and Quiksilveredition divisions. The increase in America’s womens revenues came from both the Roxy and Raisins divisions. In Europe and as reported in dollars, mens revenues increased 44% to $84.5 million from $58.4 million, while womens revenues increased 47% to $24.0 million from $16.3 million. The European mens revenues increase came primarily from the Quiksilver Young Mens, Boys and Hawk divisions, and the women’s revenue increase reflects growth in the Roxy division. These comparisons of revenues in Europe were impacted by the strong euro in comparison to the prior year. In euros, mens revenues increased 18% and womens revenues increased 20%. The Asia/Pacific revenues were added as we acquired Quiksilver Asia/Pacific effective December 1, 2002.

Royalty income for the three months ended April 30, 2003 totaled $0.6 million compared to $1.5 million in the comparable period of the prior year. Royalty income decreased because we acquired our domestic outlet store and eyewear licensees during the fourth quarter of fiscal 2002 and second quarter of fiscal 2003, respectively, terminated our domestic watch licensee toward the end of fiscal 2002, and acquired Quiksilver Asia/Pacific in the first quarter of fiscal 2003. Royalty income previously earned from these licensees is now eliminated.

Our consolidated gross profit margin for the three months ended April 30, 2003 increased to 45.2% from 40.4% in the comparable period of the prior year. The America’s gross profit margin increased to 43.1% from 36.3%, while the European gross profit margin increased to 47.6% from 45.4% for those same periods. The Asia/Pacific gross profit margin for the three months ended April 30, 2003 was 44.7%. The increase in the America’s gross profit margin resulted primarily from higher profit margins on sales of the Company’s end-of-season inventories compared to the prior year and from the acquisition of our outlet store chain in fiscal 2002, which has enabled us to capture the retail gross margin on U.S. sales through the outlet channel. In Europe, the gross profit margin increased primarily due to lower production costs resulting from a stronger euro in comparison to the prior year.

Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2003 increased 58% to $81.4 million from $51.6 million in the comparable period of the prior year. America’s SG&A increased 30% to $37.3 million from $28.7 million in the comparable period of the prior year, and European SG&A increased 53% to $30.4 million from $19.9 million for those same periods. The increase in both the America’s and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. The stronger euro in relation to the previous year also contributed to higher SG&A in Europe. In the Americas and in Europe, SG&A increased as a percentage of revenues primarily as a result of additional company-owned retail stores and from increased marketing activities. SG&A in our newly added Asia/Pacific segment totaled $7.6 million in the second quarter of fiscal 2003. Corporate operations SG&A increased to $6.1 million in the three months ended April 30, 2003 from $3.0 million in the comparable period of the prior year primarily due to higher expenses to support our trademarks and brands around the world.

Interest expense for the three months ended April 30, 2003 decreased 8% to $2.1 million from $2.3 million in the comparable period of the prior year. This decrease was due to lower interest rates in the Americas compared to the previous year and lower average balances on the Company’s debt in the Americas, which more than offset the additional interest from the Asia/Pacific acquisition.

The effective income tax rate for the three months ended April 30, 2003, which is based on current estimates of the annual effective income tax rate, decreased to 34.9% from 37.3% in the comparable period of the prior year as we generate a higher portion of our profits in lower-tax jurisdictions.

As a result of the above factors, net income for the three months ended April 30, 2003 increased 68% to $22.6 million or $0.40 per share on a diluted basis from $13.5 million or $0.28 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.42 per share for the three months ended April 30, 2003 from $0.29 in the comparable period of the prior year.

Six Months Ended April 30, 2003 Compared to Six Months Ended April 30, 2002

Revenues for the six months ended April 30, 2003 increased 36% to $454.3 million from $334.4 million in the comparable period of the prior year. Revenues in the Americas increased 14% to $229.5 million for the six months ended April 30, 2003 from $201.0 million in the comparable period of the prior year, and European revenues increased 42% to $185.7 million from $130.7 million for those same periods. As measured in euros, Quiksilver Europe’s net sales in the first six months of the current year increased 19% compared to the prior year. Asia/Pacific revenues totaled $37.7 million in the six months ended April 30, 2003. In the Americas, mens revenues increased 13% to $116.3 million from $103.0 million in the comparable period of the prior year, while womens revenues increased 16% to $111.4 million from $96.3 million. Revenues of snowboards, boots and bindings amounted to $1.8 million in the current year’s six-month period compared to $1.7 million in the prior year. The increase in America’s mens revenues came primarily for the Quiksilver Young Mens, Boys and Quiksilveredition divisions. The increase in America’s womens revenues came from both the Roxy and Raisins divisions. In Europe and as reported in dollars, mens revenues increased 45% to $142.1 million from $97.8 million, while womens revenues increased 33% to $43.6 million from $32.9 million. The European mens revenues increase came primarily from the Quiksilver Young Mens, Boys and Hawk divisions, and the womens revenue increase reflects growth in the

Roxy division. These comparisons of revenues in Europe were impacted by the strong euro in comparison to the prior year. In euros, mens revenues increased 21% and womens revenues increased 11%. The Asia/Pacific revenues were added as we acquired Quiksilver Asia/Pacific effective December 1, 2002.

Royalty income for the three months ended April 30, 2003 totaled $1.4 million compared to the $2.6 million in the comparable period of the prior year. Royalty income decreased because we acquired our domestic outlet store and eyewear licensees during the fourth quarter of fiscal 2002 and second quarter of fiscal 2003, respectively, terminated our domestic watch licensee toward the end of fiscal 2002, and acquired Quiksilver Asia/Pacific in the first quarter of fiscal 2003. Royalty income previously earned from these licensees is now eliminated.

Our consolidated gross profit margin for the six months ended April 30, 2003 increased to 44.0% from 39.0% in the comparable period of the prior year. The America’s gross profit margin increased to 41.0% from 34.2%, while the European gross profit margin increased to 46.8% from 45.2% for those same periods. The Asia/Pacific gross profit margin for the six months ended April 30, 2003 was 46.8%. The increase in the America’s gross profit margin resulted primarily from higher profit margins on sales of the Company’s end-of-season inventories compared to the prior year and from the acquisition of our outlet store chain in fiscal 2002, which has enabled us to capture the retail gross margin on U.S. sales through the outlet channel. In Europe, the gross profit margin increased primarily due to lower production costs and a higher level of sales through company-owned retail stores in comparison to the prior year.

SG&A for the six months ended April 30, 2003 increased 52% to $149.8 million from $98.8 million in the comparable period of the prior year. America’s SG&A increased 29% to $70.7 million from $55.0 million in the comparable period of the prior year, and European SG&A increased 48% to $56.7 from $38.3 for those same periods. The increase in both the America’s and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. The stronger euro in relation to the previous year also contributed to higher SG&A in Europe. SG&A increased as a percentage of revenues primarily as a result of additional company-owned retail stores and from increased marketing activities in the three months ended April 30, 2003. SG&A in our newly added Asia/Pacific segment totaled $12.0 million in the first half of fiscal 2003. Corporate operations SG&A increased to $10.4 million in the six months ended April 30, 2003 from $5.5 million in the comparable period of the prior year primarily due to higher expenses to support our trademarks and brands around the world.

Interest expense for the six months ended April 30, 2003 decreased 10% to $4.2 million from $4.7 million in the comparable period of the prior year. This decrease was due primarily to lower average balances on the Company’s debt in the Americas and lower interest rates in the Americas compared to the previous year, which more than offset the additional interest from the Asia/Pacific acquisition.

The effective income tax rate for the six months ended April 30, 2003, which is based on current estimates of the annual effective income tax rate, decreased to 35.1% from 37.5% in the comparable period of the prior year as we generate a higher portion of our profits in lower-tax jurisdictions.

As a result of the above factors, net income for the six months ended April 30, 2003 increased 76% to $29.2 million or $0.53 per share on a diluted basis from $16.5 million or $0.34 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.55 for the six months ended April 30, 2003 from $0.36 in the comparable period of the prior year.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the U.S., Europe and Australia make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

We used $11.5 million of cash from operating activities in the six months ended April 30, 2003 compared to $32.2 million provided by operating activities in the comparable period of the prior year. This decrease in cash provided was primarily due to changes in inventories net of accounts payable. During the six months ended April 30, 2003, the increase in inventories net of the increase in accounts payable used cash of $19.4 million compared to $21.2 million provided in the prior year. The $15.7 million increase in net income plus non cash expenses was substantially offset by the increase in trade accounts receivable, which occurred due to seasonal factors.

Capital expenditures totaled $15.3 million for the six months ended April 30, 2003, compared to the $9.3 million in the comparable period of the prior year. These investments include company-owned Boardriders Clubs and ongoing investments in computer and warehouse equipment. During the six months ended April 30, 2003, we used $27.7 million of cash, net of cash acquired, to purchase Quiksilver Asia/Pacific, our wetsuit and eyewear licensee in Europe and our eyewear licensee in the Americas. See Note 6 - Business Acquisitions.

During the six months ended April 30, 2003, net cash provided by financing activities totaled $73.0 million, compared to cash used of $21.2 million in the comparable period of the prior year. Borrowings were increased to fund the investments described above and the increase in inventories.

The net increase in cash and cash equivalents for the six months ended April 30, 2003 was $18.8 million compared to $1.9 million in the comparable period of the prior year. Cash and cash equivalents totaled $21.4 million at April 30, 2003 compared to $2.6 million at October 31, 2002, while working capital was $186.7 million at April 30, 2003 compared to $160.5 million at October 31, 2002. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future and that increases in our lines of credit can be obtained as needed to fund future growth.

Accounts receivable increased 35% to $227.0 million at April 30, 2003 from $168.2 million at October 31, 2002. Accounts receivable in the Americas increased 11% to $89.9 million at April 30, 2003 from $80.8 million at October 31, 2002, and European accounts receivable increased 35% to $118.3 million from $87.4 million for that same period. Asia/Pacific accounts receivable totaled $18.8 million at April 30, 2003. Accounts receivable in the Americas decreased 1% compared to April 30, 2002 while European receivables increased 46% compared to April 30, 2002. In euros, the European accounts receivable increase was only 19%. The growth in European receivables was generally consistent with the increase in European revenues. However, domestic receivables decreased even though revenues increased primarily because of improved collections and the elimination of certain trade accounts receivable when we acquired our domestic outlet store licensee, Beach Street, Inc., in September 2002.

Consolidated inventories increased 26% to $120.8 million at April 30, 2003 from $95.9 million at October 31, 2002. Inventories in the Americas increased 20% to $82.6 million from $69.0 million at October 31, 2002, and European inventories increased 3% to $27.6 million from $26.9 million for that same period. Asia/Pacific inventories totaled $10.6 million at April 30, 2003. Inventories in the Americas increased 47% compared to April 30, 2002. This increase relates primarily to a change in seasonal production patterns. In fiscal 2003, the Americas mens divisions will produce three seasons, while in the previous year, four seasons were produced. This change required both the extension of the Spring season into the third quarter endind July 31, 2003 and the earlier production of Fall season goods. These factors resulted in higher intentories at April 30, 2003 in comparison to the previous year. European inventories increased 37% compared to April 30, 2002, which in euros equates to an increase of only 11%.

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

Long-Lived Assets

We acquire tangible and intangible assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets and trademarks) at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments, if any, would be recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.

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

PART I – FINANCIAL INFORMATION

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

European revenues increased 19% in euros during the six months ended April 30, 2003 compared to the six months ended April 30, 2002. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, European revenues increased 42% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s third quarter, the euro continues to be stronger relative to the U.S. dollar in comparison to the prior year.

PART I – FINANCIAL INFORMATION

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

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On April 9, 2003, we filed a certificate of amendment to our Restated Certificate of Incorporation increasing our total authorized shares of common stock from 45,000,000 to 85,000,000.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Company’s Annual Meeting of Stockholders was held on March 28, 2003. At the Annual Meeting, the following directors were elected to serve on the Company’s Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

	Votes	Votes
	For	Withheld

Robert B. McKnight, Jr.	24,547,628	916,010
William M. Barnum, Jr.	23,967,732	1,495,906
Charles E. Crowe	23,708,992	1,754,646
Michael H. Gray	23,967,732	1,495,906
Harry Hodge	24,547,628	916,010
Robert G. Kirby	24,016,569	1,447,069
Bernard Mariette	24,547,628	916,010
Franck Riboud	24,578,628	885,010
Tom Roach	23,098,096	2,365,542

In addition, the amendment of the Company’s 2000 Stock Incentive Plan was approved by the stockholders with 14,202,539 votes for, 11,230,259 votes against, and 30,840 votes abstained, and the amendment of the Company’s Certificate of Incorporation was approved by the stockholders with 24,150,634 votes for, 1,294,042 votes against, and 18,962 votes abstained.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K

(a)	Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K/A on March 3, 2003, to report certain financial information related to the acquisition of Quiksilver Asia/Pacific.

The Company filed a report on Form 8-K on May 15, 2003, to make a Regulation FD disclosure regarding a press release dated May 15, 2003.

The Company filed a report on Form 8-K on June 5, 2003, to make a Regulation FD disclosure regarding a press release dated June 5, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

June 16, 2003	/s/ Steven L. Brink

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

Date: June 16, 2003	/s/ Robert B. McKnight, Jr.

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

Date: June 16, 2003	/s/ Steven L. Brink

Steven L. Brink
Chief Financial Officer and Treasurer

EXHIBIT INDEX

(a)	Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002