Form 10-Q
period 2003-07-31
QUIKSILVER INC
filed 2003-09-15
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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
September 10, 2003 was
55,383,716

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002
Nine Months Ended July 31, 2003 Compared to Nine Months Ended July 31, 2002
Financial Position, Capital Resources and Liquidity
Critical Accounting Policies
New Accounting Pronouncements
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8K
SIGNATURE
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

QUIKSILVER, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
In thousands, except share amounts	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$49,363	$2,597
Trade accounts receivable, less allowance for doubtful accounts of $8,758 (2003) and $6,667 (2002)	217,924	168,237
Other receivables	9,425	7,415
Inventories	159,493	95,872
Deferred income taxes	17,935	14,070
Prepaid expenses and other current assets	11,289	6,638

Total current assets	465,429	294,829
Fixed assets, less accumulated depreciation and amortization of $64,317 (2003) and $48,724 (2002)	93,108	73,182
Intangibles, less accumulated amortization of $5,783 (2003) and $5,007 (2002)	65,770	51,134
Goodwill	98,917	26,978
Deferred income taxes	—	1,411
Other assets	7,700	3,055

Total assets	$730,924	$450,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$112,476	$32,498
Accounts payable	89,798	47,279
Accrued liabilities	39,518	40,137
Current portion of long-term debt	7,999	10,680
Income taxes payable	10,678	3,717

Total current liabilities	260,469	134,311
Long-term debt, net of current portion	50,429	43,405
Deferred income taxes	1,610	—

Total liabilities	312,508	177,716

Stockholders’ equity
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 85,000,000; issued and outstanding shares – 56,826,316 (2003) and 49,360,284 (2002)	568	494
Additional paid-in-capital	152,770	66,522
Treasury stock, 1,442,600 shares	(6,778)	(6,778)
Retained earnings	260,154	219,038
Accumulated other comprehensive income (loss)	11,702	(6,403)

Total stockholders’ equity	418,416	272,873

Total liabilities and stockholders’ equity	$730,924	$450,589

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended July 31,

In thousands, except per share amounts	2003	2002

Revenues	$251,498	$175,044
Cost of goods sold	144,369	104,691

Gross profit	107,129	70,353
Selling, general and administrative expense	85,684	53,835

Operating income	21,445	16,518
Interest expense	2,232	2,039
Foreign currency loss	801	234
Other expense	146	108

Income before provision for income taxes	18,266	14,137
Provision for income taxes	6,348	5,292

Net income	$11,918	$8,845

Net income per share	$0.22	$0.19

Net income per share, assuming dilution	$0.21	$0.18

Weighted average common shares outstanding	55,077	47,054

Weighted average common shares outstanding, assuming dilution	57,567	49,364

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended July 31,

In thousands, except per share amounts	2003	2002

Revenues	$705,788	$509,426
Cost of goods sold	398,568	308,554

Gross profit	307,220	200,872
Selling, general and administrative expense	235,483	152,587

Operating income	71,737	48,285
Interest expense	6,455	6,754
Foreign currency loss	1,616	596
Other expense	410	323

Income before provision for income taxes	63,256	40,612
Provision for income taxes	22,140	15,218

Net income	$41,116	$25,394

Net income per share	$0.76	$0.54

Net income per share, assuming dilution	$0.73	$0.52

Weighted average common shares outstanding	53,827	46,692

Weighted average common shares outstanding, assuming dilution	56,244	48,696

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine months ended July 31,

In thousands	2003	2002

Net income	$41,116	$25,394
Other comprehensive income (loss):
Foreign currency translation adjustment	16,986	6,776
Net unrealized gain (loss) on derivative instruments, net of tax	1,119	(375)

Comprehensive income	$59,221	$31,795

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended July 31,

In thousands	2003	2002

Cash flows from operating activities:
Net income	$41,116	$25,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,206	11,252
Provision for doubtful accounts	4,565	3,963
Loss on sale of fixed assets	332	—
Foreign currency loss (gain)	42	(1,444)
Interest accretion	586	1,486
Changes in operating assets and liabilities:
Trade accounts receivable	(16,036)	(6,988)
Other receivables	(3,099)	(1,736)
Inventories	(45,097)	17,658
Prepaid expenses and other current assets	(3,765)	(2,930)
Other assets	(1,807)	(478)
Accounts payable	25,028	4,910
Accrued liabilities	(2,360)	6,254
Income taxes payable	7,921	2,360

Net cash provided by operating activities	22,632	59,701
Cash flows from investing activities:
Capital expenditures	(23,382)	(15,151)
Business acquisitions, net of cash acquired	(27,790)	—

Net cash used in investing activities	(51,172)	(15,151)
Cash flows from financing activities:
Borrowings on lines of credit	108,025	5,980
Payments on lines of credit	(34,609)	(30,637)
Borrowings on long-term debt	12,298	2,325
Payments on long-term debt	(22,848)	(8,356)
Proceeds from stock option exercises	10,395	4,457

Net cash provided by (used in) financing activities	73,261	(26,231)
Effect of exchange rate changes on cash	2,045	2,874

Net increase in cash and cash equivalents	46,766	21,193
Cash and cash equivalents, beginning of period	2,597	5,002

Cash and cash equivalents, end of period	$49,363	$26,195

Supplementary cash flow information - Cash paid during the period for:
Interest	$4,763	$4,810

Income taxes	$13,139	$12,640

Non-cash investing and financing activities:
Common stock issued for business acquisition	$71,252	$—

Deferred purchase price obligation	$4,535	$5,310

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 2003 and 2002. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2002 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

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

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. No stock-based employee compensation expense is reflected in net income, as all options granted under the Company’s stock option plans had exercise prices equal to the market value of the underlying common stock on the grant dates. The following table contains the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months		Nine Months
	Ended		Ended
	July 31,		July 31,

In thousands	2003	2002	2003	2002

Actual net income	$11,918	$8,845	$41,116	$25,394
Less: stock-based employee compensation expense determined under the fair value based method, net of tax	1,443	1,005	3,767	2,933

Pro forma net income	$10,475	$7,840	$37,349	$22,461

Actual net income per share	$0.22	$0.19	$0.76	$0.54

Pro forma net income per share	$0.19	$0.17	$0.69	$0.48

Actual net income per share, assuming dilution	$0.21	$0.18	$0.73	$0.52

Pro forma net income per share, assuming dilution	$0.18	$0.16	$0.67	$0.46

3.	Inventories

Inventories consist of the following:

	July 31,	October 31,
In thousands	2003	2002

Raw Materials	$13,174	$14,232
Work-In-Process	6,391	6,826
Finished Goods	139,928	74,814

	$159,493	$95,872

4.	Intangibles and Goodwill

A summary of intangibles is as follows:

	July 31, 2003			October 31, 2002

	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
In thousands	Amount	Amortization	Value	Amount	Amortization	Value

Non-amortizable trademarks	$58,832	$(4,670)	$54,162	$54,139	$(4,670)	$49,469
Amortizable intangibles	12,721	(1,113)	11,608	2,002	(337)	1,665

	$71,553	$(5,783)	$65,770	$56,141	$(5,007)	$51,134

The change in non-amortizable trademarks is due primarily to an increase in the deferred purchase price payment for the Quiksilver International aquisition. The change in amortizable intangibles is due primarily to the intangible assets acquired in the acquisition of Quiksilver Asia/Pacific. (See Note 8 - Business Acquisitions.) Certain intangible assets will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the nine months ended July 31, 2003 was $0.8 million. Annual amortization expense, based on the Company’s amortizable intangible assets at July 31, 2003, is estimated to be approximately $1.2 million in each of the fiscal years ending October 31, 2004 through 2008.

Goodwill increased from October 31, 2002 primarily due to the acquisitions of Quiksilver Asia/Pacific, Omareef Europe, S.A. and Q.S. Optics, Inc. as described in Note 8 – Business Acquisitions, and due to foreign exchange fluctuations.

5.	Lines of Credit

In June 2003, the Company replaced its syndicated bank facility with a new syndicated revolving line of credit (the “Line of Credit Agreement”). The Line of Credit Agreement expires June 2006 and provides for a revolving line of credit of up to $170.0 million. The Line of Credit Agreement bears interest based on the bank’s reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. However, the interest rate on a portion of the borrowings under the facility is fixed through interest rate swaps, which were valued at a loss of $0.2 million at July 31, 2003. The weighted average interest rate at July 31, 2003 was 4.1%. The Line of Credit Agreement can be accessed by certain of the Company’s foreign subsidiaries and includes a $75 million sublimit for letters of credit and a $35 million sublimit for borrowings in certain foreign currencies.

The Line of Credit Agreement contains restrictive covenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and the Company’s U.S. assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At July 31, 2003, the Company was in compliance with such covenants.

6.	Segment Information

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

Information related to the Company’s geographical segments is as follows:

	Three Months Ended July 31,

In thousands	2003	2002

Revenues:
Americas	$137,366	$107,316
Europe	93,852	66,646
Asia/Pacific	19,775	—
Corporate Operations	505	1,082

	$251,498	$175,044

Gross Profit:
Americas	$52,048	$39,698
Europe	45,612	29,573
Asia/Pacific	8,964	—
Corporate Operations	505	1,082

	$107,129	$70,353

Operating Income:
Americas	$13,694	$10,308
Europe	11,749	7,634
Asia/Pacific	624	—
Corporate Operations	(4,622)	(1,424)

	$21,445	$16,518

	Nine Months Ended July 31,

In thousands	2003	2002

Revenues:
Americas	$366,870	$308,358
Europe	279,562	197,379
Asia/Pacific	57,434	—
Corporate Operations	1,922	3,689

	$705,788	$509,426

Gross Profit:
Americas	$146,123	$108,529
Europe	132,582	88,654
Asia/Pacific	26,593	—
Corporate Operations	1,922	3,689

	$307,220	$200,872

Operating Income:
Americas	$37,075	$24,140
Europe	42,023	28,425
Asia/Pacific	6,196	—
Corporate Operations	(13,557)	(4,280)

	$71,737	$48,285

Identifiable assets:
Americas	$289,697	$233,415
Europe	292,919	206,243
Asia Pacific	139,732	—
Corporate Operations	8,576	13,837

	$730,924	$453,495

7.	Derivative Financial Instruments

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

For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to fair value with corresponding gains or losses recorded in earnings. As of July 31, 2003, the Company was hedging forecasted transactions expected to occur in the following ten months. Assuming exchange rates at July 31, 2003 remain constant, $1.3 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next ten months. Also included in accumulated other comprehensive income at July 31, 2003 is a $0.3 million loss, net of tax, related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling a loss of $0.8 million, net of tax, which is related to the Company’s U.S. dollar denominated long-term debt that matures through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the nine months ended July 31, 2003, the Company reclassified into earnings a net loss of $3.3 million resulting from the expiration, sale, termination, or exercise of derivative contracts. Additionally, a loss of $0.5 million was recognized during the nine months ended July 31, 2003 for changes in the value of derivatives that were marked to fair value.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at July 31, 2003 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value

U.S. dollars	$32,718	Sep 2003 – Jun 2004	$(1,069)
Australian dollars	10,627	Sep 2005	1,278
Interest rate swaps	35,808	Oct 2004 – Jan 2007	(1,241)

	$79,153		$(1,032)

8.	Business Acquisitions

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

The initial purchase price, excluding transaction costs, includes cash of $25.3 million and 2.8 million shares of the Company’s common stock valued at $71.3 million. Transaction costs are estimated to total $2.8 million. The valuation of the common stock issued in connection with the acquisition was based on the quoted market price for 5 days before and after the announcement date. The initial purchase price was subject to adjustment based on the closing balance sheet, which was finalized in the third quarter of the Company’s fiscal year ending October 31, 2003. The sellers are entitled to future payments ranging from zero to $19.8 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

In thousands
Current assets	$55,900
Fixed assets	6,800
Intangible assets	10,100
Goodwill	65,500

Total assets acquired	138,300
Liabilities	37,200
Deferred income taxes	1,700

Net assets acquired	$99,400

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

The results of operations for each of the acquisitions are included in the Condensed Consolidated Statements of Income from their respective acquisition dates. Assuming these acquisitions had occurred as of November 1, 2001, consolidated net sales would have been $712.4 million and $547.0 million for the nine months ended July 31, 2003 and 2002, respectively. Net income would have been $41.1 million and $27.7 million, respectively, for those same periods, and diluted earnings per share would have been $0.72 and $0.51, respectively.

9.	Other Contingent Contractual Obligations

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

10.	Stockholders’ Equity

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

We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. Shifts in consumer preferences could have a negative effect on companies that misjudge these preferences. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, merchandisers, pattern makers, and cutting and sewing contractors. It’s this team and the heritage and current strength of our brands that has helped us remain in the forefront of design in our markets. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplace. There can be no assurance that we can do this. The consumer products industry is fragmented, and in order to retain and/or grow our market share, we must continue to be competitive in the areas of quality, brand image, distribution methods, price, customer service and intellectual property protection.

Results of Operations

The table below shows the components in our statements of income as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	42.6	40.2	43.5	39.4
Selling, general and administrative expense	34.1	30.8	33.3	29.9

Operating income	8.5	9.4	10.2	9.5
Interest Expense	0.9	1.1	0.9	1.3
Foreign currency and other expenses	0.3	0.2	0.3	0.2

Income before provision for income taxes	7.3%	8.1%	9.0%	8.0%

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

Revenues for the three months ended July 31, 2003 increased 44% to $251.5 million from $175.0 million in the comparable period of the prior year. Revenues in the Americas increased 28% to $137.4 million for the three months ended July 31, 2003 from $107.3 million in the comparable period of the prior year, and European revenues increased 41% to $93.9 million from $66.6 million for those same periods. As measured in euros, Quiksilver Europe’s functional currency, revenues in the current year’s quarter increased 16% compared to the prior year. Asia/Pacific revenues totaled $19.7 million in the three months ended July 31, 2003. In the Americas, mens revenues increased 18% to $72.2 million from $61.2 million in the comparable period of the prior year, while womens revenues increased 44% to $62.4 million from $43.4 million. Revenues from snowboards, boots and bindings amounted to $2.8 million for the current year’s quarter compared to $2.7 million in the prior year. The increase in Americas’ mens revenues came primarily from the Quiksilver Young Mens, Boys, Hawk and Quiksilveredition divisions. The increase in Americas’ womens revenues came from both the Roxy and Raisins divisions. In Europe and as reported in dollars, mens revenues increased 49% to $71.6 million from $48.0 million, while womens revenues increased 20% to $22.3 million from $18.6 million. The European mens revenues increase came primarily from the Quiksilver Young Mens, Boys and Hawk divisions, and the women’s revenue increase reflects growth in the Roxy division. These comparisons of revenues in Europe were impacted by the strong euro in comparison to the prior year. In euros, mens revenues increased 22% and womens revenues increased 1%. The Asia/Pacific revenues were added as we acquired Quiksilver Asia/Pacific effective December 1, 2002.

We believe that approximately $12.0 of the revenue increase in the three months ended July 31, 2003, was a result of accelerating our production schedule compared to fiscal 2002, primarily in the Americas. This enabled us to ship our fall season goods earlier than we did in fiscal 2002.

Royalty income for the three months ended July 31, 2003 totaled $0.5 million compared to $1.1 million in the comparable period of the prior year. Royalty income decreased because we acquired our domestic outlet store and eyewear licensees during the fourth quarter of fiscal 2002 and second quarter of fiscal 2003, respectively, terminated our domestic watch licensee in fiscal 2002, and acquired Quiksilver Asia/Pacific in the first quarter of fiscal 2003. Royalty income previously earned from these licensees is now eliminated.

Our consolidated gross profit margin for the three months ended July 31, 2003 increased to 42.6% from 40.2% in the comparable period of the prior year. The Americas’ gross profit margin increased to 37.9% from 37.0%, while the European gross profit margin increased to 48.6% from 44.4% for those same periods. The Asia/Pacific gross profit margin for the three months ended July 31, 2003 was 45.3%. The increase in the Americas’ gross profit margin resulted primarily from the acquisition of our outlet store chain in fiscal 2002, which has enabled us to capture the retail gross margin on U.S. sales through the outlet channel. In Europe, the gross profit margin increased primarily due to lower production costs resulting from a stronger euro in comparison to the prior year and from a higher percentage of sales through company-owned retail stores. We earn higher gross margins on sales in company-owned stores, but these higher gross margins are offset by store operating costs.

Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2003 increased 59% to $85.7 million from $53.8 million in the comparable period of the prior year. Americas’ SG&A increased 31% to $38.4 million from $29.4 million in the comparable period of the prior year, and European SG&A increased 54% to $33.9 million from $21.9 million for those same periods. The increase in both the Americas’ and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. The stronger euro in relation to the previous year also contributed to higher SG&A in Europe. In the Americas and in Europe, SG&A increased as a percentage of revenues primarily as a result of additional company-owned retail stores, including the outlet store chain acquired in fiscal 2002, and from increased marketing activities. SG&A in our newly added Asia/Pacific segment totaled $8.3 million in the third quarter of fiscal 2003. Corporate operations SG&A increased to $5.1 million in the three months ended July 31, 2003 from $2.5 million in the comparable period of the prior year primarily due to higher expenses to support our trademarks and brands around the world.

Interest expense for the three months ended July 31, 2003 increased 9% to $2.2 million from $2.0 million in the comparable period of the prior year. This increase was due to additional interest from debt relating to the Asia/Pacific acquisition.

The effective income tax rate for the three months ended July 31, 2003, which is based on current estimates of the annual effective income tax rate, decreased to 34.8% from 37.4% in the comparable period of the prior year as we generate a higher portion of our profits in lower-tax jurisdictions.

As a result of the above factors, net income for the three months ended July 31, 2003 increased 35% to $11.9 million or $0.21 per share on a diluted basis from $8.8 million or $0.18 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.22 per share for the three months ended July 31, 2003 from $0.19 in the comparable period of the prior year.

Nine Months Ended July 31, 2003 Compared to Nine Months Ended July 31, 2002

Revenues for the nine months ended July 31, 2003 increased 39% to $705.8 million from $509.4 million in the comparable period of the prior year. Revenues in the Americas increased 19% to $366.9 million for the nine months ended July 31, 2003 from $308.3 million in the comparable period of the prior year, and European revenues increased 42% to $279.6 million from $197.4 million for those same periods. As measured in euros, Quiksilver Europe’s net sales in the first nine months of the current year increased 18% compared to the prior year. Asia/Pacific revenues totaled $57.4 million in the nine months ended July 31, 2003. In the Americas, mens revenues increased 15% to $188.5 million from $164.2 million in the comparable period of the prior year, while womens revenues increased 24% to $173.8 million from $139.7 million. Revenues from snowboards, boots and bindings amounted to $4.6 million in the current year’s nine-month period compared to $4.4 million in the prior year. The increase in Americas’ mens revenues came primarily from the Quiksilver Young Mens, Boys and Quiksilveredition divisions. The increase in Americas’ womens revenues came from both the Roxy and Raisins divisions. In Europe and as reported in dollars, mens revenues increased 46% to $213.7 million from $145.9 million, while womens revenues increased 28% to $65.9 million from $51.5 million. The European mens revenues increase came primarily from the Quiksilver Young Mens, Boys and Hawk divisions, and the womens revenue increase reflects growth in the Roxy division. These comparisons of revenues in Europe were impacted by the strong euro in comparison to the prior year. In euros, mens revenues increased 21% and womens revenues increased 9%. The Asia/Pacific revenues were added as we acquired Quiksilver Asia/Pacific effective December 1, 2002.

Royalty income for the nine months ended July 31, 2003 totaled $1.9 million compared to the $3.7 million in the comparable period of the prior year. Royalty income decreased because we acquired our domestic outlet store and eyewear licensees during the fourth quarter of fiscal 2002 and second quarter of fiscal 2003, respectively, terminated our domestic watch licensee in fiscal 2002, and acquired Quiksilver Asia/Pacific in the first quarter of fiscal 2003. Royalty income previously earned from these licensees is now eliminated.

Our consolidated gross profit margin for the nine months ended July 31, 2003 increased to 43.5% from 39.4% in the comparable period of the prior year. The Americas’ gross profit margin increased to 39.8% from 35.2% while the European gross profit margin increased to 47.4% from 44.9% for those same periods. The Asia/Pacific gross profit margin for the nine months ended July 31, 2003 was 46.3%. The increase in the Americas’ gross profit margin resulted primarily from higher profit margins on sales of the Company’s end-of-season inventories in the first six months of the year compared to the prior year and from the acquisition of our outlet store chain in fiscal 2002, which has enabled us to capture the retail gross margin on U.S. sales through the outlet channel. In Europe, the gross profit margin increased primarily due to lower production costs and a higher level of sales through company-owned retail stores in comparison to the prior year.

SG&A for the nine months ended July 31, 2003 increased 54% to $235.5 million from $152.6 million in the comparable period of the prior year. Americas’ SG&A increased 29% to $109.0 million from $84.4 million in the comparable period of the prior year, and European SG&A increased 50% to $90.6 from $60.2 for those same periods. The increase in both the Americas’ and European SG&A was primarily due to higher personnel and other costs related to increased sales volume. The stronger euro in relation to the previous year also contributed to higher SG&A in Europe. SG&A increased as a percentage of revenues primarily as a result of additional company-owned retail stores and from increased marketing activities in the nine months ended July 31, 2003. SG&A in our newly added Asia/Pacific segment totaled $20.4 million in the first nine months of fiscal 2003. Corporate operations SG&A increased to $15.5 million in the nine months ended July 31, 2003 from $8.0 million in the comparable period of the prior year primarily due to higher expenses to support our trademarks and brands around the world.

Interest expense for the nine months ended July 31, 2003 decreased 4% to $6.5 million from $6.8 million in the comparable period of the prior year. This decrease was due primarily to lower interest rates in the Americas compared to the previous year, which more than offset the additional interest from debt relating to the Asia/Pacific acquisition.

The effective income tax rate for the nine months ended July 31, 2003, which is based on current estimates of the annual effective income tax rate, decreased to 35.0% from 37.5% in the comparable period of the prior year as we generate a higher portion of our profits in lower-tax jurisdictions.

As a result of the above factors, net income for the nine months ended July 31, 2003 increased 62% to $41.1 million or $0.73 per share on a diluted basis from $25.4 million or $0.52 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.76 for the nine months ended July 31, 2003 from $0.54 in the comparable period of the prior year.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the U.S., Europe and Australia make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

Cash Flows

We generated $22.6 million of cash from operating activities in the nine months ended July 31, 2003 compared to $59.7 in the comparable period of the prior year. This $37.1 million decrease in cash provided was primarily due to changes in inventories net of accounts payable. During the nine months ended July 31, 2003, the increase in inventories net of the increase in accounts payable used cash of $20.1 million compared to $22.6 million provided in the prior year. The $21.2 million increase in net income plus non cash expenses was only partially offset by the $9.0 cash flow effect of the increase in trade accounts receivable.

Capital expenditures totaled $23.4 million for the nine months ended July 31, 2003, compared to the $15.2 million in the comparable period of the prior year. These investments include company-owned Boardriders Clubs and ongoing investments in computer and warehouse equipment. During the nine months ended July 31, 2003, we used $27.8 million of cash, net of cash acquired, to purchase Quiksilver Asia/Pacific, our wetsuit and eyewear licensee in Europe and our eyewear licensee in the Americas. See Note 6 - Business Acquisitions.

During the nine months ended July 31, 2003, net cash provided by financing activities totaled $73.3 million, compared to cash used of $26.2 million in the comparable period of the prior year. Borrowings were increased to fund the investments described above and the increase in inventories.

The net increase in cash and cash equivalents for the nine months ended July 31, 2003 was $46.8 million compared to $21.2 million in the comparable period of the prior year. Cash and cash equivalents totaled $49.4 million at July 31, 2003 compared to $2.6 million at October 31, 2002, while working capital was $205.0 million at July 31, 2003 compared to $160.5 million at October 31, 2002. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future and that increases in our lines of credit can be obtained as needed to fund future growth.

Trade Accounts Receivable and Inventories

Accounts receivable increased 30% to $217.9 million at July 31, 2003 from $168.2 million at October 31, 2002. Accounts receivable in the Americas increased 16% to $93.4 million at July 31, 2003 from $80.8 million at October 31, 2002, and European accounts receivable increased 21% to $105.6 million from $87.4 million for that same period. Asia/Pacific accounts receivable totaled $18.9 million at July 31, 2003. Accounts receivable in the Americas increased 10% compared to July 31, 2002 and European receivables increased 31% compared to July 31, 2002. In euros, the European accounts receivable increase was only

14%. The growth in Americas and European receivables was generally consistent with the increase in revenues.

Consolidated inventories increased 66% to $159.5 million at July 31, 2003 from $95.9 million at October 31, 2002. Inventories in the Americas increased 28% to $88.5 million from $69.0 million at October 31, 2002, and European inventories increased 106% to $55.5 million from $26.9 million for that same period. Inventories in the Americas increased 63% compared to July 31, 2002, primarily as a result of the earlier production of current season goods, which increased inventories $10.0 million, and a $5.0 million increase in inventories reserved for the outlet stores that were acquired in the fourth quarter of fiscal 2002. In addition, the Company believes that it has approximately $7.0 million of excess goods that will be sold through the clearance channel during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

Inventories in Europe increased 43%, primarily as a result of $8.0 million of additional in-transit inventories in the current year and the strengthening euro in relation to the U.S. dollar compared to the prior year, which increased the U.S. dollar value of European inventories by approximately $6.0 million over the prior year.

Inventories in the newly acquired Asia/Pacific division totaled $15.5 million at July 31, 2003.

Contractual Obligations and Commitments

Our deferred purchase price obligation related to our acquisition of Quiksilver International increased by $4.5 million during the three months ended July 31, 2003 as a result of computed earnings of Quiksilver International through June 2003.

In June 2002, we replaced our syndicated bank facility with a new syndicated revolving line of credit (the “Line of Credit Agreement”). The Line of Credit Agreement expires June 2006 and provides for a revolving line of credit of up to $170.0 million. The Line of Credit Agreement bears interest based on the bank’s reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. However, the interest rate on a portion of the borrowings under the facility is fixed through interest rate swaps, which were valued at a loss of $0.2 million at July 31, 2003. The weighted average interest rate at July 31, 2003 was 4.1%. The Line of Credit Agreement can be accessed by certain of our foreign subsidiaries and includes a $75 million sublimit for letters of credit and a $35 million sublimit for borrowings in certain foreign currencies.

The Line of Credit Agreement contains restrictive covenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and our U.S. assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At July 31, 2003, we were in compliance with such covenants.

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

European revenues increased 18% in euros during the nine months ended July 31, 2003 compared to the nine months ended July 31, 2002. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, European revenues increased 41% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s fourth quarter, the euro continues to be stronger relative to the U.S. dollar in comparison to the prior year.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures.

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), our Chief (principal) Executive Officer and our Chief (principal) Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in our internal control over financial reporting was identified that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K

(a)	Exhibits

10.1	JP Morgan Credit Agreement dated June 27, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on September 10, 2003, to make a Regulation FD disclosure regarding a press release dated September 10, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

September 15, 2003	/s/ Steven L. Brink

Steven L. Brink Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	JP Morgan Credit Agreement dated June 27, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer