Form 10-K
period 2003-10-31
QUIKSILVER INC
filed 2004-01-29
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

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
None
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [X]  No  [  ]

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $895 million as of April 30, 2003, the last business day of Registrant’s most recently completed second fiscal quarter.

     As of January 20, 2004, there were 55,681,695 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 26, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. BUSINESS
Introduction
Recent Developments
Segment Information
Products and Brands
Product Categories
Product Design
Promotion and Advertising
Customers and Sales
Retail Concepts
Seasonality
Production and Raw Materials
Imports and Import Restrictions
Trademarks and Licensing Agreements
Competition
Future Season Orders
Employees
Environmental Matters
Available Information
Forward-Looking Statements
Risk Factors
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.2
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1. BUSINESS

Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-K, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986. Our fiscal year ends on October 31, and references to fiscal 2003, fiscal 2002 or fiscal 2001 refer to the years ended October 31, 2003, 2002 or 2001, respectively. Unless otherwise indicated, the information in this Form 10-K gives effect to a two-for-one stock split of our common stock effected on May 9, 2003 in the form of a stock dividend.

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

We believe our 35-year history of continuing commitment to board sports and our development of innovative products that relate to and reflect this fast growing global lifestyle give our company and our brands a credibility and authenticity that is truly unique in our industry. Our boardriding lifestyle generates products and images that are recognized around the world as symbols of fun, freedom and individual expression. As the leader of the boardriding outdoor active lifestyle, we are now poised to carry our products and brand message to a diversity of markets worldwide.

Recent Developments

Since acquiring Quiksilver International Pty Ltd., an Australian company (“Quiksilver International”), in July 2000, we have owned all international rights to use the Quiksilver and Roxy trademarks. Before then, we owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International to use the trademarks in other countries and territories.

In December 2002, we took the next step in consolidating global control of the Quiksilver and Roxy brands by acquiring Ug Manufacturing Co. Pty Ltd., and Quiksilver Japan KK, our licensees (through Quiksilver International) in Australia, Japan, New Zealand and other Southeast Asian territories. By acquiring this group of companies, which we refer to as Quiksilver Asia/Pacific, we have created a global operating platform consisting of our Americas, European and Asia/Pacific operations.

In addition, in September 2002, we acquired Beach Street, Inc., the owner and operator of 26 Quiksilver outlet stores in the U.S. The operations of these outlet stores have now been integrated into our existing retail stores division.

Segment Information

We operate exclusively in the consumer products industry segment. For fiscal 2003, we had three geographic segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and other exports from the U.S. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, New Zealand and Japan. Royalties earned from various licensees in other international territories are categorized in corporate operations. For information regarding the revenues, operating profits and identifiable assets attributable to our geographic segments, see Note 15 of our financial statements.

Products and Brands

Our first product was the famous Quiksilver boardshort developed by two Australian surfers who founded Quiksilver Australia in the late 1960’s. The Quiksilver boardshort, identified by its distinctive mountain and wave logo, became known in the core surfing world as a technically innovative and stylish product. The reputation and popularity of the Quiksilver boardshort grew, having been brought to the beaches of California and Southwest France in the 1970’s by the founders of our company and Quiksilver Europe. Since the first boardshort, our product lines have been greatly expanded, but our brands continue to represent innovation and quality. In the 1990’s we called on the Quiksilver heritage to reach out to the girls market by creating the Roxy brand for juniors, which has become our fastest growing brand. In addition to Quiksilver and Roxy, we have developed a stable of other brands to address a wide variety of consumers and markets. We believe this multibrand strategy will allow us to continue to grow across a diverse range of products and distribution with broad appeal across gender, age groups and geographies.

Quiksilver

Our Quiksilver product line now includes shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboard-wear, footwear, hats, backpacks, wetsuits, watches, eyewear and other accessories. Quiksilver has also expanded demographically and currently includes young men, boys and toddlers. Quiksilveredition is our brand targeted at men. In fiscal 2003, the Quiksilver line of products represented approximately 58% of our revenues.

Roxy

Our Roxy brand for young women is a surf-inspired collection that we introduced in fiscal 1991. The Roxy line is branded with a heart logo composed of back-to-back images of the Quiksilver mountain and wave logo and includes a full range of sportswear, swimwear, footwear, backpacks, fragrance, beauty care, bedroom furnishings and other accessories for young women. Through fiscal 1997, Roxy included juniors sizes only, but was then expanded as Teenie Wahine and Roxy Girl into the girls categories. In fiscal 2003, the Roxy product line accounted for approximately 32% of our revenues.

Other Brands

In fiscal 2003, our other brands represented approximately 10% of our revenues.

•	Raisins, Radio Fiji, Leilani - Raisins and Radio Fiji are swimwear labels in the juniors category while Leilani is a contemporary swimwear label. We also produce private label swimwear.

•	Hawk - Tony Hawk, the world-famous skateboarder, is the inspiration for our Hawk Clothing brand which we added to our portfolio in fiscal 2000. Our target audience for the Hawk product line is boys who recognize Tony from his broad media and video game exposure.

•	Gotcha - We have added Gotcha to our European labels to give us product to address European street fashion for young men.

•	Fidra - We entered the golf apparel business in fiscal 2000 with a new brand, Fidra, conceived and developed by golf industry pioneer, John Ashworth, and endorsed by world famous golfer, Ernie Els.

•	Lib Tech, Gnu, Bent Metal - We address the core snowboard market through our Lib Technologies and Gnu brands of snowboards and accessories and Bent Metal snowboard bindings.

Product Categories

The following table shows the approximate percentage of revenues attributable to each of our major product categories during the last three fiscal years:

	Percentage of Revenues

	2003	2002	2001

T-Shirts	20%	20%	20%
Accessories	14	12	12
Jackets, sweaters and snowboardwear	12	12	12
Pants	11	11	11
Shirts	10	11	12
Swimwear, excluding boardshorts	8	9	9
Fleece	6	7	6
Shorts	6	6	6
Footwear	5	4	3
Boardshorts	4	3	4
Tops and dresses	3	3	3
Snowboards, snowboard boots, bindings and accessories	1	2	2

	100%	100%	100%

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

We believe that the U.S. retail prices for our apparel products range from approximately $18 for a t-shirt and $45 for a typical short to a range of $130 to $330 for a snowboard jacket. For European products, retail prices range from approximately $32 for a t-shirt and about $54 for a typical short to $200 for a basic snowboard jacket. Asia/Pacific t-shirts sell for approximately $30, while shorts sell for approximately $56, and a basic snowboard jacket sells for approximately $165.

Product Design

Our products are designed for young-minded people who live a casual lifestyle. Innovative design, active fabrics and quality of workmanship are emphasized. Our design and merchandising teams create seasonal product ranges for each of our brands. These design groups constantly monitor local and global fashion trends. We believe our most valuable input comes from our own managers, employees, sponsored athletes and independent sales representatives who are actively involved in surfing, snowboarding, skateboarding and other sports in our core market. This connection with our core market continues to be the inspiration for our product and is key to our reputation for distinct and authentic design.

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

An important marketing vehicle for us is our sponsorship of high profile athletes in outdoor, individual sports, including surfing, snowboarding, skateboarding, windsurfing and golf. Many of these athletes such as Kelly Slater, Lisa Anderson, Tom Carroll, Tony Hawk, Robbie Naish, Danny Kass and Ernie Els have achieved world champion status in their respective sports and are featured in our promotional content. We also operate a promotional fund that is used to sponsor our international team of leading athletes, produce promotional movies and videos featuring athletes wearing and/or using Quiksilver and Roxy products, and organize surfing contests and other events that have international significance.

Our core marketing is based on our sponsorship and support of surf, snowboard and skateboard contests in markets where we distribute product. These events reinforce our reputation as an authentic, core brand among surfers and non-surfers alike. For example, the Quiksilver in Memory of Eddie Aikau Big Wave Invitational is held at Waimea Bay in Hawaii, the Quiksilver Pro Fiji is held near the islands of Tavarua and Namotu, and the Roxy Pro is held in Hawaii and other international locations. We also produce many events in Europe, including the Grommets Trophy surfing event, the Slopestyle Pro snowboarding event and the Bowlriders skateboarding event. The Quiksilver Airshow, which features aerial surf maneuvers, is held in New Zealand, Japan, Indonesia and Australia. Along with other international contests, we also sponsor many regional and local events such as surf camps and skate park tours.

We sponsor the Quiksilver Crossing, a continuing voyage of the Indies Trader, a surf exploration vessel whose mission is to explore new surfing regions around the world and document the state of the environment under a team of marine biologists. The Quiksilver Crossing, now in its fifth year, began its voyage in the South Pacific, continued on through the Suez Canal to Europe in 2002, visited the Caribbean in 2003, and will reach the U.S. in 2004.

As we have gained an international reputation for the authenticity and compelling content of our boardriding lifestyle, we have entered into co-branding arrangements to promote our brands. For example, Peugeot and Toyota have produced cars branded with Quiksilver and Roxy, while Boost Mobile has produced a Roxy mobile phone, and Sony has produced a waterproof digital camera branded with Quiksilver.

Our Quiksilver Entertainment division is also producing programming to transmit our boardriding lifestyle through television, movies, events, music and publishing. For example, we developed 54321, a daily action sports news magazine for Fox Sports Net, and produced the Surf Girls series on MTV about competitive girls’ surfing.

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

The foundation of our business is distribution of product through surf shops, Boardriders Clubs and specialty stores where in-store shops, fixturing and point-of-sale materials carry our brand message. (We refer to our in-store shops as “Quiksvilles”.) This core distribution channel serves as a base of legitimacy and long-term loyalty to us and our brands. Most of these stores stand alone or are part of small chains.

We also sell to independent specialty or active lifestyle stores and specialty chains not specifically characterized as surf shops or Quiksvilles. This category includes chains such as Pacific Sunwear,

Nordstrom, Zumiez, Chicks Sporting Goods and the Buckle, as well as many independent active lifestyle stores, snowboard shops and sports shops. We also sell to a limited number of department stores, including Macy’s, Robinsons-May, Dillards, The Bon Marche and Burdines in the U.S.; Le Printemps and Galeries Lafayette in France; Corte Ingles in Spain and Lillywhites in Great Britain.

Many of our brands are sold through the same retail accounts, however, distribution can be different depending on the brand and demographic group. Our Quiksilver products are sold in the Americas to customers that have approximately 7,700 store locations combined. Likewise, Roxy products are sold in the Americas to customers with approximately 7,300 store locations. Most of these Roxy locations also carry Quiksilver product. Our swimwear brands (Raisins, Leilani and Radio Fiji) are found in 10,300 stores, including many small, specialty swim locations, while our wintersports hardgoods products are found in approximately 700 stores, including primarily snowboard shops in the U.S. and Canada. Fidra is carried in approximately 800 green grass stores primarily in the U.S. Our products are found in approximately 6,500 store locations in Europe, and in approximately 2,200 store locations in Quiksilver Asia/Pacific, in both cases primarily Quiksilver and Roxy.

Our European segment accounted for approximately 40% of our consolidated revenues during fiscal 2003, which is the same as in fiscal 2002. Our Asia/Pacific segment accounted for approximately 10% of our consolidated revenues in fiscal 2003. Other fiscal 2003 foreign sales are in the Americas (Canada, Central and South America) and were approximately 5% of consolidated revenues.

The following table summarizes the approximate percentages of our fiscal 2003 revenues by distribution channel:

	Percentage of Revenues

Distribution Channel	Americas	Europe	Asia/Pacific	Consolidated

Boardriders Clubs, surf shops and Quiksvilles	27%	37%	77%	36%
Specialty stores	48	48	13	44
Department stores	15	6	10	11
U.S. exports	10	—	—	5
European distributors	—	9	—	4

Total	100%	100%	100%	100%

Geographic segment	50%	40%	10%	100%

Our revenues are spread over a large wholesale customer base. During fiscal 2003, approximately 19% of our consolidated revenues were from our ten largest customers. No single customer accounted for more than 5% of our consolidated revenues during fiscal 2003.

Our products are sold by approximately 300 independent sales representatives in the Americas, Europe and Asia/Pacific. In addition, we use approximately 75 local distributors in Europe. Our sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our image at the retail level.

Our sales are globally diversified. The following table summarizes the approximate percentages of our fiscal 2003 revenues by geographic region (excluding licensees):

	Percentage of Revenues

Geographic Region	2003	2002	2001

U.S. West Coast and Hawaii	26%	32%	33%
U.S. East Coast	11	12	13
Other U.S.	8	10	11
Other Americas	5	6	7
France	16	17	17
United Kingdom and Spain	15	14	12
Other European countries	9	9	7
Asia/Pacific	10	—	—

Total	100%	100%	100%

We generally sell our products to customers on a net-30 to net-60 day basis in the Americas, and in Europe and Asia/Pacific on a net-30 to net-90 day basis depending on the country and whether we sell directly to retailers in the country or to a distributor. We generally do not reimburse our customers for marketing expenses, participate in markdown programs with our customers, or offer goods on consignment.

For additional information regarding our revenues, operating profits and identifiable assets attributable to our geographic segments, see Note 15 of our financial statements.

Retail Concepts

Quiksilver concept stores (Boardriders Clubs) are a crucial part of our global retail strategy. These stores are stocked primarily with Quiksilver and Roxy product, and their proprietary design demonstrates the Company’s history, authenticity and commitment to surfing and other boardriding sports. We also have Roxy stores, which are dedicated to the juniors customer, Quiksilver Youth stores, Hawk Clothing stores, and Gotcha and multibrand stores in Europe.

We own 138 stores in selected markets that provide enhanced brand-building opportunities, but the majority of our full-price stores are owned by independent retailers. In territories where we operated our wholesale businesses during fiscal 2003, we had 149 stores with independent retailers under license. We do not receive royalty income from these stores. Rather, we provide the independent retailer with our retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain our brands at a minimum of 80% of the store’s inventory. Certain minimum purchase obligations are also required. Furthermore, in our licensed territories, such as Turkey and South Africa, our licensees operate 94 Boardriders Clubs. We receive royalty income from sales in these stores based on wholesale volume. We also distribute our products through outlet stores generally located in outlet malls in geographically diverse, non-urban locations. The total number of stores open at October 31, 2003 was 381.

The unit count of both company-owned and licensed stores at October 31, 2003, excluding stores in licensed territories, is summarized in the following table:

	Number of Stores

	Americas		Europe		Asia/Pacific		Combined

	Company		Company		Company		Company
Store Concept	Owned	Licensed	Owned	Licensed	Owned	Licensed	Owned	Licensed

Boardriders Clubs	23	13	43	98	11	17	77	128
Roxy stores	3	2	3	7	2	3	8	12
Youth stores	2	2	—	—	—	—	2	2
Hawk stores	3	—	—	—	—	—	3	—
Multibrand stores	—	—	—	2	—	—	—	2
Gotcha stores	—	—	2	5	—	—	2	5
Outlet stores	29	—	10	—	7	—	46	—

	60	17	58	112	20	20	138	149

Seasonality

Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of our products, and due to the effect that the Christmas season has on the buying patterns of our customers.

	Consolidated Revenues

Dollar amounts in thousands	2003		2002		2001

Quarter ended January 31	$192,080	20%	$146,959	21%	$122,959	20%
Quarter ended April 30	262,210	27	187,423	26	169,546	27
Quarter ended July 31	251,498	26	175,044	25	156,656	25
Quarter ended October 31	269,217	27	196,058	28	171,460	28

Total	$975,005	100%	$705,484	100%	$620,621	100%

Production and Raw Materials

Our apparel and accessories are generally sourced separately for the Americas, Europe and Asia/Pacific operations. When cost-effective, categories are sourced together. Approximately 88% of our apparel and accessories are purchased or imported as finished goods from suppliers principally in Hong Kong, China and the Far East, but also in Mexico, India, North Africa, Portugal and other foreign countries. After being imported, many of these products require embellishment such as screenprinting, dying, washing or embroidery. In the Americas, we also produce goods that are manufactured by independent contractors from raw materials we provide. Approximately 65% of this manufacturing is done in the U.S. with the balance in Mexico. We manufacture our snowboards and skateboards in company-owned factories in the U.S.

All products are manufactured based upon design specifications provided by us, whether they are purchased or imported as finished goods or produced from raw materials provided by us.

The majority of finished goods as well as raw materials must be committed to and purchased prior to the receipt of customer orders. If we overestimate the demand for a particular product, excess production can be distributed in our outlet stores or through secondary distribution channels. If we overestimate a particular raw material, it can be used in garments for subsequent seasons or in garments for distribution through our outlet stores or secondary distribution channels.

During fiscal 2003, no single contractor of finished goods accounted for more than 4% of our consolidated production. No single raw material supplier of fabric and trims accounted for more than 13% of our expenditures for raw materials during fiscal 2003. We believe that numerous qualified contractors and finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these contractors and suppliers.

Although we continue to explore new sourcing opportunities for finished goods and raw materials, we believe we have established solid working relationships over many years with vendors who are financially stable and reputable, and who understand our product quality and delivery standards. As part of our efforts to reduce costs and enhance our sourcing efficiency, we have shifted increasingly to foreign suppliers. We research, test and add, as needed, alternate and/or back-up suppliers. However, in the event of any unanticipated substantial disruption of our relationship with, or performance by, key existing suppliers and/or contractors, there could be a short-term adverse effect on our operations.

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

We retain independent buying agents, primarily in China, Hong Kong, India and other foreign countries to assist us in selecting and overseeing independent third party manufacturing and sourcing of finished goods, fabrics, and blanks and other products. These agents also monitor quota and other trade regulations and perform some quality control functions. We also have approximately 50 employees in Hong Kong that are involved in sourcing and quality control functions to assist in monitoring and coordinating our overseas production.

By having employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with our standards of manufacturing practices. Our policies require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the manufacture of products.

Trademarks and Licensing Agreements

Trademarks

We own the “Quiksilver”, “Roxy” and famous mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “Raisins”, “Radio Fiji”, “Leilani”, “Quiksilveredition”, “Hawk”, “Fidra”, “Lib Tech”, “Gnu” and “Bent Metal”.

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

Licensing Agreements

Since acquiring Quiksilver International in July 2000, we have owned the international rights to use the Quiksilver and Roxy trademarks in substantially all apparel and related accessory product classifications. With the acquisition of the Asia/Pacific licensees (see “Recent Developments”) we now directly operate all of the global Quiksilver and Roxy businesses with the exception of remaining licensees in Turkey, South Korea, South Africa and Brazil, among others.

We have a license agreement with Gotcha International, LP, which provides that we can sell products primarily in Western Europe under the Gotcha trademark. We have entered into licensing agreements in certain foreign territories with respect to several other of our non-Quiksilver and Roxy brands where we believe operating efficiencies and brand protection may best be achieved through licensees. In fiscal 2003, we terminated our domestic licensing agreement for Quiksilver and Roxy watches (see Item 3. Legal Proceedings) and added watches to our technical accessory line.

Competition

Competition is strong in the global beachwear, snowboardwear, skate apparel, casual sportswear and snowboard markets in which we operate, and each territory can have different competitors. Our direct competitors in the United States differ depending on distribution channel. Our principal competitors in our core channel of surf shops, Boardriders Clubs and Quiksvilles in the United States include Billabong, Hurley, O’Neill and Volcom. Our competitors in the department store and specialty store channels in the United States include Tommy Hilfiger, Abercrombie and Fitch, Nautica and Calvin Klein. In Europe, our principal competitors in the core channel include O’Neill, Billabong, Rip Curl, Oxbow and Chimsee. In Australia our primary competitors are Billabong and Rip Curl. In broader European distribution, and in Asia/Pacific, our competitors also include brands such as Nike, Adidas and Levis. Our principal competitors both in the United States and Europe in the snowboardwear and snowboard market are Burton, K2 and a host of smaller manufacturers. Some of our competitors may be significantly larger and have substantially greater resources than us.

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

Future Season Orders

We generally receive wholesale orders for apparel products approximately two to four months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. We generally sell our products on a season-by-season basis. Our product ranges are separated into four delivery seasons, Spring, Summer, Fall and Holiday, with the exception of our men’s divisions in the Americas which combined the Spring and Summer seasons to achieve three delivery seasons. At the end of November 2003, our Spring 2004 orders totaled $319.4 million and were up 6% over the previous year’s level of $302.4 million without adjusting for changes in foreign exchange rates. Out of that combined increase, orders in the Americas were up 3%, European orders were up 9% in euros, and Asia/Pacific orders were up 6% in Australian dollars. Our forward orders depend upon a number of factors and can fluctuate based on the timing of trade shows, sales meetings and market weeks. The timing of shipments also fluctuates from year to year and varies based on the production of goods. As a consequence, a comparison of forward orders from season to season is not necessarily meaningful and may not be indicative of eventual shipments.

Employees

At October 31, 2003, we had approximately 3,400 employees, consisting of approximately 2,000 in the United States, approximately 950 in Europe, approximately 450 in Asia/Pacific. None of our domestic employees are represented by a union, and less than five of our foreign employees are represented by a union. We have never experienced a work stoppage and consider our working relationships with our employees to be good.

Environmental Matters

Compliance with environmental laws and regulations did not have a significant impact on our capital expenditures, earnings or competitive position during the last three fiscal years.

Available Information

Our website is http://www.quiksilver.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. This website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

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

Risk Factors

Competition

The apparel industry is highly competitive. We compete with numerous domestic and foreign designers, brands and manufacturers of apparel, accessories and other products, some of which are significantly larger and have greater resources than us. We believe that our ability to compete effectively depends upon our continued ability to maintain our reputation for authencity in our core boardriding market, our flexibility in responding to market demand and our ability to manage our brands and offer fashion conscious consumers a wide variety of high quality apparel at competitive prices. See “Business – Competition.”

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

Impact of Potential Future Acquisitions

From time to time, we have pursued, and may continue to pursue, acquisitions. For example, during fiscal 2003, we completed the acquisition of the licensees of our trademarks in Australia, Japan, New Zealand and several other countries and territories in Southeast Asia using available lines of credit and common stock. If one or more acquisitions results in us becoming substantially more leveraged on a consolidated basis, our flexibility in responding to adverse changes in economic, business or market conditions may be adversely affected.

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

Item 2. PROPERTIES

Certain information concerning our principal facilities in excess of 40,000 rentable square feet, all of which are leased, is as follows:

		Approximate	Current Lease
Location	Principal Use	Sq. Ft.	Expiration

Huntington Beach, California	Corporate headquarters	120,000	2023	*
Huntington Beach, California	Americas distribution center	225,000	2016	*
Huntington Beach, California	Americas distribution center	110,000	2018	*
Huntington Beach, California	Americas distribution center	100,000	2018	*
Huntington Beach, California	Americas distribution center	100,000	2018	*
Huntington Beach, California	Americas distribution center	75,000	2019	*
St. Jean de Luz, France	European headquarters	45,000	2009
St. Jean de Luz, France	European distribution center	100,000	2007
Hendaye, France	European distribution center	90,000	2008
Torquay, Australia	Asia/Pacific headquarters	54,000	2017	*
Geelong, Australia	Asia/Pacific distribution center	81,000	2018	*

     *     Includes extension periods exercisable at our option.

As of October 31, 2003, we operated 60 retail stores in the Americas, 58 European retail stores, and 20 retail stores in Asia/Pacific on leased premises. The leases for our facilities required aggregate annual rentals of approximately $24.8 million in fiscal 2003. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

Item 3. LEGAL PROCEEDINGS

In March 2002, we filed a lawsuit against GMT Corporation, our then licensee for watches in the U.S., and simultaneously terminated our license agreement with GMT, based on our allegations that GMT was in material breach of the agreement. GMT disputed our right to terminate and brought claims against us for wrongful termination and other alleged breaches by us of the license agreement. In January 2004, this dispute was litigated and we prevailed, resulting in no material impact on our financial condition or results of operations.

We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe the resolution of any such matter currently pending will not have a material adverse effect on our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our stockholders during the fourth quarter of the fiscal year ended October 31, 2003.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years, are set forth below.

	High	Low

Fiscal 2003
4th quarter ended October 31, 2003	$19.55	$15.00
3rd quarter ended July 31, 2003	18.75	15.59
2nd quarter ended April 30, 2003 *	16.77	12.10
1st quarter ended January 31, 2003 *	14.26	11.73
Fiscal 2002
4th quarter ended October 31, 2002 *	$12.45	$8.63
3rd quarter ended July 31, 2002 *	13.79	9.21
2nd quarter ended April 30, 2002 *	12.84	8.45
1st quarter ended January 31, 2002 *	9.74	6.21

* Note: Prices have been adjusted to reflect a 2-for-1 stock split effected on May 9, 2003.

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

On January 20, 2004, there were approximately 450 holders of record of our common stock and an estimated 11,000 beneficial stockholders.

Item 6. SELECTED FINANCIAL DATA

The statement of income and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2003 and 2002 and for each of the three years in the period ended October 31, 2003, included herein, have been audited by Deloitte & Touche LLP, our independent auditors. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended October 31,

Amounts in thousands, except per share data and ratios	2003(1)	2002	2001	2000	1999

Statement of Income Data
Revenues	$975,005	$705,484	$620,621	$519,370	$445,857
Income before provision for income taxes	90,067	59,986	45,412	51,862	44,867
Net income	58,516	37,591	28,021	31,836	26,584
Net income per share (2)	1.08	0.80	0.61	0.71	0.60
Net income per share, assuming dilution (2)	1.03	0.77	0.58	0.69	0.57
Weighted average common shares outstanding (2)	54,224	46,918	45,904	44,812	44,192
Weighted average common shares outstanding, assuming dilution (2)	56,635	48,944	48,098	46,464	46,568
Balance Sheet Data
Total assets	$707,970	$450,589	$418,738	$358,742	$259,673
Working capital	286,625	160,518	132,416	119,529	109,823
Lines of credit	20,951	32,498	66,228	49,203	28,619
Long-term debt	123,419	54,085	70,464	66,712	28,184
Stockholders’ equity	446,508	272,873	216,594	177,614	151,753
Current ratio	3.0	2.2	1.8	2.0	2.3
Return on average stockholders’ equity (3)	16.3	15.4	14.2	19.3	19.7

(1)	Fiscal 2003 includes the operations of Asia/Pacific since its acquisition effective December 1, 2002. See Note 2 of our financial statements.

(2)	Per share amounts and shares outstanding have been adjusted to reflect a two-for-one stock split effected on May 9, 2003 and a three-for-two stock split effected on April 23, 1999, each in the form of a stock dividend.

(3)	Computed based on net income divided by the average of beginning and ending stockholders’ equity.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion below should be read together with our consolidated financial statements and related notes, which are included in this report, and the “Risk Factors” information in the “Business” section of this report.

Overview

We began our domestic operations in 1976 as a designer and manufacturer of Quiksilver branded boardshorts designed for the sport of surfing. We grew our business through the late 1980’s by expanding our Quiksilver products into a full range of sportswear, and we bought our U.S. trademark from the Quiksilver brand’s Australian founders in 1988. The distribution of our products was primarily through surf shops. Since the early 1990’s, we have diversified and grown our business by increased sales of our Quiksilver product line, the creation of new brands such as Roxy, the introduction of new products, the development of our retail operations, and acquisitions. We acquired the Quiksilver licensee in Europe in 1991 to expand geographically, we purchased Quiksilver International in 2000 to gain global ownership of the Quiksilver brand, and we acquired Quiksilver Asia/Pacific at the end of 2002 to unify our global operating platform and take advantage of available synergies in product development and sourcing, among other things. We also acquired various other smaller businesses and brands. Brand building has been a key to our growth, and we have always maintained our roots in the boardriding lifestyle. Today our products are sold throughout the world, primarily in surf shops and specialty stores that provide an outstanding retail experience for our customers.

Over the last five years, our revenues have grown from $446 million in fiscal 1999 to $975 million in fiscal 2003. We design, produce and distribute clothing, accessories and related products exclusively in the consumer products industry. Through fiscal 2002, we had two geographic segments, the Americas and Europe. We also now have the Asia/Pacific segment as a result of an acquistion in fiscal 2003. The Americas segment includes revenues from the U.S., Canada and other exports from the U.S. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, New Zealand, and Japan. Royalties earned from various licenses in other international territories are categorized in corporate operations. Revenues by geographic segment are as follows:

	Years Ended October 31,

In thousands	2003	2002	2001	2000	1999

Americas	$492,442	$418,008	$391,575	$333,075	$290,363
Europe	386,226	282,684	223,877	182,614	153,371
Asia/Pacific	94,187	—	—	—	—
Corporate Operations	2,150	4,792	5,169	3,681	2,123

Total revenues	$975,005	$705,484	$620,621	$519,370	$445,857

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

Results of Operations

The table below shows the components in our statements of income as a percentage of revenues:

	Years Ended October 31,

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Gross profit	44.4	40.6	38.3
Selling, general and administrative expense	34.0	30.7	29.2

Operating income	10.4	9.9	9.1
Interest expense	0.9	1.2	1.8
Foreign currency and other expense	0.3	0.2	—

Income before provision for income taxes	9.2%	8.5%	7.3%

Fiscal 2003 Compared to Fiscal 2002

Revenues

Total revenues increased 38% in fiscal 2003 primarily as a result of increased unit sales and new products. Revenues in the Americas increased 18%, and European revenues increased 37%. Primarily because we acquired the business of our Australian and Japanese licensees in the first quarter of fiscal 2003, our royalty income decreased to $2.2 million from $4.8 million. Instead we now report product sales in this geographic region, which totaled $94.2 million in fiscal 2003.

Americas’ revenues in our men’s category, which includes the Quiksilver Young Men’s, Boys, Toddlers, Wintersports, Quiksilveredition, Hawk Clothing and Fidra divisions, increased 13% to $258.8 million in fiscal 2003 from $229.2 million the year before. Americas’ revenues in our women’s category, which includes the Roxy, Roxy Girl, Teenie Wahine, Raisins, Leilani and Radio Fiji divisions, increased 25% to $223.1 million from $178.4 million for those same periods. Wintersports hardgoods are sold primarily under the Lib Technologies, Gnu and Bent Metal brands and totaled $10.5 million in fiscal 2003 compared to $10.4 million in the previous year. Men’s revenues in the Americas increased generally across all divisions. The women’s increase came from both the Roxy and Raisins divisions. We believe that our product design and marketing efforts are resulting in increased consumer demand for our products in the Americas.

European revenues were approximately 40% of our consolidated total in fiscal 2003. In U.S. dollars, revenues in the men’s category increased 41% to $293.1 million in fiscal 2003 from $208.3 million in the previous year. Women’s revenues increased 25% to $93.1 million from $74.4 million for those same periods. Revenue growth was the largest in France, Spain and the United Kingdom. We believe that our product design and marketing efforts are resulting in increased consumer demand for our products in the European market. For consolidated financial statement reporting, euro results must be translated into U.S. dollar amounts at average exchange rates, but this can distort performance when exchange rates change from year to year. To understand our European fiscal 2003 growth and better assess competitive performance and market share gains, it is important to look at revenues in euros as well, which is our operational currency in Europe. In euros, revenues grew 15% in fiscal 2003. This is lower than the 37% growth rate in U.S. dollars because the U.S. dollar was worth fewer euros on average in fiscal 2003 compared to fiscal 2002.

Gross Profit

Our consolidated gross profit margin increased 380 basis points in fiscal 2003. The gross profit margin in the Americas increased to 40.1% from 36.7%, while our European gross profit margin increased to 49.1% from 45.3%. The Asia/Pacific gross profit margin was 46.9%. The Americas improvement occurred primarily due to an increase in our gross profit margin in the first half of fiscal 2003 because we lowered inventory levels toward the end of fiscal 2002. Consequently, our end-of season clearance business was down compared to the year before, and our gross margins on those sales were up. In the second half, the Americas’ gross profit margin was 39.3%. Our European gross profit margin increased in the second half of fiscal 2003 primarily as a result of the weaker U.S. dollar. Because a portion of our European product is purchased with U.S. dollars, product costs in euros decrease as the U.S. dollar decreases in value in comparison to the euro. Additionally, both the Americas’ and European gross profit margins improved because we had a higher percentage of our sales through company-owned retail stores. We earn higher gross margins on sales in company-owned stores, but these higher gross margins are offset by store operating costs.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 53% in fiscal 2003. In the Americas, it increased 28% to $151.7 million from $118.2 million, and in Europe it increased 47% to $127.5 million from $86.6 million for those same periods. The Asia/Pacific segment added $32.0 million of these expenses. Higher personnel costs and other costs related to increased sales volume were the primary reasons for these increases. As a percentage of revenues, selling general and administrative expense increased to 34.0% in fiscal 2003 from 30.7% in fiscal 2002. Selling, general and administrative expense increased as a percentage of revenues primarily due to the incremental operating costs of new company-owned retail stores, and to a lesser extent additional marketing expenses.

Interest Expense and Income Taxes

Interest expense decreased 4% in fiscal 2003. Additional interest on debt incurred to acquire and operate the new Asia/Pacific segment was more than offset by lower interest rates in Europe and in the Americas.

The Company’s income tax rate decreased to 35.0% in fiscal 2003 from 37.3% in fiscal 2002. This improvement resulted primarily because a higher percentage of our fiscal 2003 profits were generated in countries with lower tax rates.

Net Income

Net income in fiscal 2003 increased 56%, and earnings per share on a diluted basis increased 34%.

Fiscal 2002 Compared to Fiscal 2001

Revenues

Total revenues increased 14% in fiscal 2002 primarily as a result of increased unit sales and new products. Revenues in the Americas increased 7%, and European revenues increased 26%. Royalty income decreased in fiscal 2002 from 2001 because we acquired our domestic outlet store licensee during the fourth quarter of fiscal year 2002 and terminated our domestic watch licensee. Accordingly, royalty income was $4.8 million in fiscal 2002 compared to $5.2 million in fiscal 2001.

In the Americas, our men’s revenues increased 7% to $229.2 million in fiscal 2002 from $214.3 million the year before. Women’s revenues increased 8% to $178.4 million from $165.9 million for those same periods. Wintersports hardgoods totaled $10.4 million in fiscal 2002 compared to $11.3 million in the previous year. Revenues in our men’s category increased generally across all divisions. The increase in our women’s category was the result of increases in both the Roxy and Raisins divisions. We believe that our product design and marketing efforts resulted in increased consumer demand for our products.

European revenues were approximately 40% of our consolidated total in fiscal 2002. In U.S. dollars, revenues in our men’s category increased 19% to $208.3 million in fiscal 2002 from $175.2 million in the previous year. Revenues in our women’s category increased 53% to $74.4 million from $48.7 million for those same periods. Revenue growth was the largest in France, the United Kingdom and Spain. We believe that our product design and marketing efforts resulted in increased consumer demand for our products in the European market. In euros, revenues grew 22% in fiscal 2002. This is lower than the 26% growth rate in U.S. dollars because the U.S. dollar was worth fewer euros on average in fiscal 2002 compared to fiscal 2001.

Gross Profit

Our consolidated gross profit margin increased 230 basis points in fiscal 2002. In the Americas, the gross profit margin increased to 36.7% from 34.7%, while our European gross profit margin increased to 45.3% from 43.2%. The majority of the improvement in the Americas gross profit margin was related to events in the prior year. We recorded a $6.0 million write-down in the carrying value of our domestic inventory in the fourth quarter of fiscal 2001. In the aftermath of September 11, 2001, the market for consumer products, including casual lifestyle apparel, experienced a dramatic falloff in demand and resulted in a substantial amount of customer order cancellations. This phenomenon created an industry wide glut of excess product available to the traditional off-price channel thereby driving the price of certain seasonal product below cost. Accordingly, a reduction in the carrying value of our domestic inventories was required. We had no such reduction in fiscal 2002. The domestic gross profit margin improved in the second half of fiscal 2002 because we lowered inventory levels toward the end of the year. Consequently, our end-of season clearance business was down compared to the year before, and our gross margins on those sales were up. This offset lower domestic gross margins on sales of end-of-season inventories in the first half of the year. Our European gross profit margin increased primarily due to lower production costs. Additionally, both the Americas and European gross profit margins improved because we had a higher percentage of our sales through company-owned retail stores. We earn higher gross margins on sales in company-owned stores, but these higher gross margins are offset by store operating costs.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 20% in fiscal 2002. In the Americas, it increased 9% to $118.2 million from $108.5 million, and in Europe it increased 34% to $86.6 million from $64.8 million for those same periods. Higher personnel costs and other costs related to increased sales volume were the primary reasons for these increases. As a percentage of revenues, selling general and administrative expense increased to 30.7% in fiscal 2002 from 29.2% in fiscal 2001. Selling, general and administrative expense increased as a percentage of revenues primarily due to the incremental operating costs of new company-owned retail stores.

Interest Expense and Income Taxes

Interest expense decreased 21% in fiscal 2002. This decrease was due primarily to lower average balances and lower interest rates on our debt in the Americas.

Our income tax rate decreased to 37.3% in fiscal 2002 from 38.3% in fiscal 2001. This improvement resulted primarily because a higher percentage of our fiscal 2002 profits were generated in countries with lower tax rates. Our rate also decreased because we adopted SFAS No. 142 during fiscal 2002 and discontinued the amortization of certain intangible assets, which was not tax deductible.

Net Income

Net income in fiscal 2002 increased 34%, and earnings per share on a diluted basis increased 31%.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the U.S., Europe and, now, Australia and Japan, make these lines of credit available. Term loans are used to supplement these lines of credit and are typically used to finance long-term assets.

Cash and cash equivalents totaled $27.9 million at October 31, 2003 versus $2.6 million at October 31, 2002. Working capital amounted to $286.6 million at October 31, 2003, compared to $160.5 million at October 31, 2002, an increase of 79%. Our strategy is to keep cash balances low and maintain adequate liquidity in our credit facilities to supplement operating cash flows as needed. We believe that our current cash flows and credit facilities are adequate to cover our cash needs for the foreseeable future. Furthermore, we believe that increases in our credit facilities can be obtained if needed to fund future growth.

Operating Cash Flows

We generated $36.6 million from operations in fiscal 2003 compared to $76.8 million in fiscal 2002. This $40.2 decrease was primarily caused by the increase in inventories combined with the small decrease in accounts payable, which together used $32.1 of cash, a $53.2 million increase in cash used compared to $21.1 of cash provided the year before. This more than offset the $28.2 million increase in cash from higher net income adjusted for noncash expenses. Changes in other working capital components also used $15.2 of additional cash compared to the year before.

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

Capital Expenditures

We have avoided high levels of capital expenditures for our manufacturing functions by using independent contractors for sewing and other processes such as washing, dyeing and embroidery. We perform the cutting process in-house in the Americas to enhance control and efficiency, and we screenprint a portion of our product in-house in both the Americas and in Europe.

Fiscal 2003 capital expenditures were $33.1 million, which was approximately $11.0 million higher than the $22.2 million we spent in fiscal 2002 and the $22.6 million spent in fiscal 2001. In fiscal 2003, we increased our investment in company-owned retail stores and in computer systems. Investments in warehouse equipment, computer equipment and fixtures continued in fiscal 2003 as in the previous years.

New company-owned retail stores are again part of our plans in fiscal 2004. Computer hardware and software will also be added to continuously improve systems. Capital spending for these and other projects in fiscal 2004 is expected to range between $35.0 million and $40.0 million, depending on the pace of our retail expansion.

Acquisitions

Effective December 1, 2002, we acquired our licensees in Australia and Japan to unify our global operating platform and take advantage of available synergies in product development and sourcing, among other things. This group of companies is referred to as “Asia/Pacific” and comprises two Australian operating companies, Ug Manufacturing Co. Pty Ltd. and QSJ Holdings Pty Ltd., one Japanese operating company, Quiksilver Japan KK, and the holding company, Quiksilver Australia Pty Ltd. Ug Manufacturing Co. Pty Ltd. was still owned by the founders of the Quiksilver brand and was the original Quiksilver operating company that has been producing Quiksilver products in Australia and surrounding countries and territories for over 30 years. Along with a Japanese partner, the founders also started Quiksilver Japan KK, which has been the Quiksilver licensee in Japan for approximately 20 years. The operations of Asia/Pacific have been included in the Company’s results since December 1, 2002.

The initial purchase price, excluding transaction costs, includes cash of $25.3 million and 5.6 million shares of our common stock valued at $71.3 million. Transaction costs totaled $2.5 million. The valuation of the common stock issued in connection with the acquisition was based on the quoted market price for 5 days before and after the announcement date. The initial purchase price was subject to adjustment based on the closing balance sheet, which was finalized in the third quarter of fiscal 2003. The sellers are entitled to future payments denominated in Australian dollars ranging from zero to $23.1 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

In thousands
Current assets	$55,889
Long-term assets	6,325
License agreements	10,100
Goodwill	65,713

Total assets acquired	138,027
Current liabilities	38,890

Net assets acquired	$99,137

License agreements will be amortized over their remaining lives through June 2012. Goodwill is not subject to amortization and is generally not expected to be deductible for tax purposes.

Effective November 1, 2002, we acquired the operations of our European licensee for eyewear and wetsuits, Omareef Europe, S.A. The initial purchase price was $5.2 million, and includes cash of $4.9 million and assumed debt of $0.3 million. This transaction was recorded using the purchase method of accounting and resulted in goodwill of $3.5 million.

Effective February 1, 2003, we acquired our U.S. eyewear licensee, Q.S. Optics, Inc. The initial purchase price was $2.9 million, and includes cash of $2.4 million and assumed debt of $0.5 million. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $2.1 million.

The operating results for each of the acquisitions are included in our consolidated results since their acquisition dates. Assuming each of these acquisitions had occurred as of November 1, 2001, consolidated revenues would have been $981.6 million and $789.2 million for fiscal 2003 and 2002, respectively. Net income would have been $58.5 million and $44.2 million, respectively, for those same years, and diluted earnings per share would have been $1.03 and $0.81, respectively.

Effective September 15, 2002, we acquired Beach Street, Inc., a company that operates 26 Quiksilver outlet stores. The acquisition of Beach Street has increased our control over our brands and distribution and has enabled us to capture some incremental gross margin. We issued 596,184 shares of our common stock valued at $6.9 million as consideration for the acquisition.

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

Debt Structure

A syndication of U.S. banks finances our business in the Americas, European banks finance our European business, and Australian and Japanese banks finance our Asia/Pacific business. Our debt structure includes short-term lines of credit and long-term loans as follows:

October 31,
In thousands	2003

European short-term credit arrangements	$12,351
Asia/Pacific short-term lines of credit	8,600
Americas line of credit	60,912
Americas term loan	7,995
European long-term debt	37,071
Asia/Pacific long-term debt	438
Deferred purchase price obligation	17,003

Total debt	$144,370

In June 2003, we replaced our syndicated bank facility in the Americas with a new syndicated revolving line of credit. The line of credit expires June 2006 and provides for borrowings up to $170.0 million. The line of credit bears interest based on the bank’s reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. However, the interest rate on a portion of the borrowings under the facility is fixed through interest rate swaps, which were valued at a loss of $0.3 million at October 31, 2003. The weighted average interest rate at October 31, 2003 was 3.2%. The line of credit can be accessed by some of our foreign subsidiaries and includes a $75.0 million sublimit for letters of credit and a $35.0 million sublimit for borrowings in certain foreign currencies. The line of credit agreement contains restrictive covenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and our U.S. assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At October 31, 2003, we were in compliance with such covenants.

In Europe, we have arrangements with several banks that provide approximately $76.0 million for cash borrowings and approximately $52.0 million for letters of credit. These lines of credit expire on various dates through April 2004, and we believe that the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2003 was $12.4 million at an average interest rate of 2.7%.

In Asia/Pacific, we have revolving lines of credit with banks that provide up to approximately $18.0 million for cash borrowings and letters of credit. These lines of credit will be reviewed by the banks in January 2004 and September 2004, and we believe the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2003 was $8.6 million at an average interest rate of 7.1%.

These line of credit commitments and agreements in the Americas, Europe and Asia/Pacific allow for total maximum cash borrowings and letters of credit of $316.0 million. Commitments totaling $146.0 million expire in fiscal 2004, while $170.0 million expire in fiscal 2006. We had $81.9 million of borrowings drawn on these lines of credit as of October 31, 2003, and letters of credit issued at that time totaled $67.8 million.

We also have a term loan with a single bank in the Americas that amounted to $8.0 million on October 31, 2003 and is repayable in installments of $0.1 million per month with a final balloon payment due on October 29, 2004. We anticipate that these monthly payments and final balloon payment will be paid from borrowings on our Americas’ line of credit. This term loan was established in April 2000 and is secured by the leasehold improvements at our headquarters in Huntington Beach, California. The interest rate structure and restrictive covenants are substantially the same as those under the line of credit. However, we entered into an interest rate swap agreement, which was valued at a loss of $0.8 million at October 31, 2003, to fix the interest rate at 8.4% per year. This swap agreement is effective through April 2007 and is an effective hedge of the related interest rate exposure.

In Europe, we also have $37.1 million of long-term debt with several banks, most of which is collateralized by fixed assets. This debt bears interest at rates ranging generally from 2.9% to 5.9%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2011.

Our financing activities provided $48.0 million of cash in fiscal 2003 as debt was increased to fund the capital expenditures and business acquisitions discussed above. By contrast in fiscal 2002 debt was reduced, and our financing activities used $35.7 million. In fiscal 2001, $19.9 million was provided by our financing activities to fund capital expenditures.

Contractual Obligations and Commitments

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2014, excluding extensions at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. We also have long-term debt and obligations related to business acquisitions. Additional payments to the sellers, ranging from zero to $23.1 million, could be required for our acquisition of Asia/Pacific if certain sales and earnings targets are achieved. Our deferred purchase price obligation related to our acquisition of Quiksilver International could increase based on the computed earnings of Quiksilver International through June 2005. Our significant contractual obligations and commitments as of October 31, 2003 are summarized in the following table:

	Payments Due by Period

		Two to	Four to	After
	One	Three	Five	Five
In thousands	Year	Years	Years	Years	Total

Operating lease obligations	$29,086	$53,832	$44,165	$48,403	$175,486
Long-term debt obligations	8,877	100,809	11,772	1,961	123,419
Certain purchase obligations	67,785	—	—	—	67,785

	$105,748	$154,641	$55,937	$50,364	$366,690

Professional Athlete Sponsorships

We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, snowboarding, skateboarding, windsurfing and golf. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. Accordingly, the amounts of future payments under the terms of these agreements cannot be predicted with certainty. Such expenses are an ordinary part of our operations and are expensed as incurred.

Trade Accounts Receivable and Inventories

Our trade accounts receivable were $224.4 million at October 31, 2003 versus $168.2 million the previous year, an increase of 33%. Of those totals, receivables in the Americas increased 1% to $81.9 million compared to $80.8 million, and European receivables increased 26% to $109.9 million from $87.4 million. The new Asia/Pacific segment added $32.6 million at October 31, 2003. Accounts receivable grew more slowly than revenues in the Americas and Europe primarily because of improved collections. The European accounts receivable increase was only 6% as measured in euros. Our overall average days sales outstanding decreased approximately three days at the end of fiscal 2003 compared to the end of fiscal 2002.

Consolidated inventories increased 53% to $146.4 million at October 31, 2003 from $95.9 million the year before. Inventories in the Americas increased 25% to $86.4 million from $69.0 million, and European inventories increased 63% to $43.8 million from $26.9 million. Inventories in the new Asia/Pacific division totaled $16.2 million at October 31, 2003.

Inventories in the Americas increased primarily as a result of the earlier production of current season goods, which increased inventories $6.0 million, and a $7.0 million increase in inventories held based on assortment planning for the outlet stores that were acquired in the fourth quarter of fiscal 2002. In addition, newly opened, company-owned retail stores added about $3.0 million of additional inventory.

Inventories in Europe increased 63% as a result of several factors. The stronger euro in relation to the U.S. dollar increased the U.S. dollar value of European inventories by approximately $5.0 million. In addition, there was approximately $5.0 million of current season goods on hand at October 31, 2003, which were produced early compared to the previous year, and we had $3.0 million of inventory held for our company-owned outlet stores which was a new practice in fiscal 2003.

Inflation

Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on our sales and profits.

New Accounting Pronouncements

Effective with our financial statements for the quarterly period ended April 30, 2003, we adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We apply Accounting Principles Board Opinion 25 and related interpretations in accounting for our stock option plans. No stock-based employee compensation expense is reflected in net income, as all options granted under our stock option plans had exercise prices equal to the market value of the underlying common stock on the grant dates. The following table contains the pro forma disclosure requirements:

	Years Ended October 31,

In thousands	2003	2002	2001

Actual net income	$58,516	$37,591	$28,021
Less stock-based employee compensation expense determined under the fair value based method	5,656	3,686	3,189

Pro forma net income	$52,860	$33,905	$24,832

Actual net income per share	$1.08	$0.80	$0.61

Pro forma net income per share	$0.97	$0.72	$0.54

Actual net income per share, assuming dilution	$1.03	$0.77	$0.58

Pro forma net income per share, assuming dilution	$0.94	$0.70	$0.52

In August 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. We have adopted this standard and will apply it when, and if, we initiate exit or disposal activities.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. While the provisions of the disclosure requirements began with our financial statements for the three months ended January 31, 2003, the adoption of FIN No. 45 has not had a material impact on our operational results or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated in certain circumstances by the primary beneficiary even if it lacks a controlling financial interest. Adopting FIN 46 will not have a material impact on our operational results or financial position since we do not have any variable interest entities.

Joint Venture Arrangement

We have formed a joint venture with Glorious Sun Enterprises, Ltd. to pursue opportunities to develop our Quiksilver business in China. The joint venture is 50% owned by us and 50% owned by Glorious Sun. Neither partner can independently control the joint venture, and accordingly, the results of its operations are not consolidated in our financial statements. Rather, our pro-rata share of the operating profits or losses are reported in our income statements as a component of operating income, and our net investment is included in other assets. Our investment in the joint venture has not been material to date, but additional capital contributions are anticipated as the joint venture ramps up its business and annual business plans are approved by us and Glorious Sun. Our first Boardriders Club in mainland China is expected to open in the second quarter of fiscal 2004 in the city of Shanghai.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

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

Inventories

We value inventories at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. We regularly review our inventory quantities on hand, and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly, which was evident in the aftermath of September 11th. The demand for our products could be negatively affected by many factors, including the following:

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

Long-Lived Assets

We acquire tangible and intangible assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets, trademarks and goodwill) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments, if any, would be recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.

Goodwill

We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is computed based on estimated future cash flows discounted at a rate that approximates our cost of capital. Such estimates are subject to change, and we may be required to recognize impairments losses in the future.

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

Foreign Currency Translation

A significant portion of our revenues are generated in Europe, where we operate with the euro as our functional currency, and a smaller portion of our revenues are generated in Asia/Pacific, where we operate with the Australian dollar and Japanese Yen as our functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and some European and Asia/Pacific product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign exchange rates. We also have other foreign currency obligations related to our acquisition of Quiksilver International and Asia/Pacific. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

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

Forward-Looking Statements

Certain words in this report like “believes”, “anticipates”, “expects”, “estimates” and similar expressions are intended to identify, in certain cases, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the predicted results. Such factors include, among others, the following:

•	general economic and business conditions,

•	the acceptance in the marketplace of new products,

•	the availability of outside contractors at prices favorable to us,

•	the ability to source raw materials at prices favorable to us,

•	currency fluctuations,

•	changes in business strategy or development plans,

•	availability of qualified personnel,

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia and

•	other factors outlined in our previously filed public documents, copies of which may be obtained without cost from us.

Given these uncertainties, investors are cautioned not to place too much weight on such statements. We are not obligated to update these forward-looking statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense. (See also Note 16 of our financial statements.)

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

Changes in the fair value of the derivatives for all qualifying cash flow hedges are recorded in other comprehensive income. Other derivatives not qualifying for hedge accounting but used to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. As of October 31, 2003, we were hedging forecasted foreign currency transactions expected to occur in the following fourteen months. Assuming exchange rates at October 31, 2003 remain constant, we expect $1.6 million of losses related to hedges of these transactions to be reclassed into earnings over the next fourteen months. Also included in accumulated other comprehensive income at October 31, 2003 is a $2.0 million net charge related to cash flow hedges of our long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and a $0.4 million net charge from interest rate swaps, which are related to our U.S. dollar denominated long-term debt and mature through fisal 2007.

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

During the fiscal year ended October 31, 2003, we reclassified into earnings a net loss of $5.4 million resulting from the expiration, sale, termination or exercise of derivative contracts. Additionally, we recognized a loss of $0.8 million during the fiscal year ended October 31, 2003 for changes in the value of derivatives that were marked to fair value.

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

By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for Quiksilver Europe. It takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens there is a positive effect.

In fiscal 2003, the U.S. dollar weakened compared to the euro. As a result, our European sales increased 15% in euros compared to the year before, but increased 37% in U.S. dollars.

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

Interest Rates

Most of our lines of credit and long-term debt bear interest based on LIBOR. Interest rates, therefore, can move up or down depending on market conditions. As discussed above, we have entered into interest rate swap agreements to hedge a portion of our exposure to such fluctuations. The approximate amount of our remaining variable rate debt was $73.0 million at October 31, 2003, and the average interest rate at that time was 3.3%. If interest rates were to increase by 10%, our net income would be reduced by approximately $0.1 million based on these fiscal 2003 levels.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 31.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2003, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2003.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be included by this item will be included in our proxy statement for the 2004 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2003.

Item 11. EXECUTIVE COMPENSATION

The information required to be included by this item will be included in our proxy statement for the 2004 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included by this item will be included in our proxy statement for the 2004 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be included by this item will be included in our proxy statement for the 2004 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included by this item will be included in our proxy statement for the 2004 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2003.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

	1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements” on page 32

	2.	Exhibits

See “Exhibit Index” on page 55

(b)	Reports on Form 8-K.

	1.	The Company filed a report on Form 8-K on December 18, 2003, to make a Regulation FD disclosure regarding a press release dated December 18, 2003.

QUIKSILVER, INC.

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Stockholders of
Quiksilver, Inc.:

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quiksilver, Inc. and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

DELOITTE & TOUCHE LLP

January 20, 2004
Costa Mesa, California

QUIKSILVER, INC.

CONSOLIDATED BALANCE SHEETS

October 31, 2003 and 2002

In thousands, except share amounts	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$27,866	$2,597
Trade accounts receivable, net - Note 3	224,418	168,237
Other receivables	7,617	7,415
Inventories - Note 4	146,440	95,872
Deferred income taxes - Note 13	17,472	14,070
Prepaid expenses and other current assets	9,732	6,638

Total current assets	433,545	294,829
Fixed assets, net - Notes 5 and 7	99,299	73,182
Intangible assets, net - Notes 2, 6 and 12	65,577	51,134
Goodwill - Notes 2, 6 and 15	98,833	26,978
Deferred income taxes - Note 13	1,984	1,411
Other assets	8,732	3,055

Total assets	$707,970	$450,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit - Note 7	$20,951	$32,498
Accounts payable	64,537	47,279
Accrued liabilities - Note 8	41,759	40,137
Current portion of long-term debt - Note 7	8,877	10,680
Income taxes payable - Note 13	10,796	3,717

Total current liabilities	146,920	134,311
Long-term debt - Note 7	114,542	43,405

Total liabilities	261,462	177,716

Commitments and contingencies - Note 9
Stockholders’ equity - Note 10:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 85,000,000; issued and outstanding shares - 57,020,517 (2003) and 49,360,294 (2002)	570	494
Additional paid-in capital	155,310	66,522
Treasury stock, 1,442,600 shares	(6,778)	(6,778)
Retained earnings	277,554	219,038
Accumulated other comprehensive income (loss) – Note 11	19,852	(6,403)

Total stockholders’ equity	446,508	272,873

Total liabilities and stockholders’ equity	$707,970	$450,589

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 31, 2003, 2002 and 2001

In thousands, except per share amounts	2003	2002	2001

Revenues	$975,005	$705,484	$620,621
Cost of goods sold	541,753	419,155	382,762

Gross profit	433,252	286,329	237,859
Selling, general and administrative expense	332,187	216,625	181,220

Operating income	101,065	69,704	56,639
Interest expense	8,267	8,640	10,873
Foreign currency loss (gain)	2,243	729	(95)
Other expense	488	349	449

Income before provision for income taxes	90,067	59,986	45,412
Provision for income taxes - Note 13	31,551	22,395	17,391

Net income	$58,516	$37,591	$28,021

Net income per share - Note 1	$1.08	$0.80	$0.61

Net income per share, assuming dilution - Note 1	$1.03	$0.77	$0.58

Weighted average common shares outstanding - Note 1	54,224	46,918	45,904

Weighted average common shares outstanding, assuming dilution - Note 1	56,635	48,944	48,098

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended October 31, 2003, 2002 and 2001

In thousands	2003	2002	2001

Net income	$58,516	$37,591	$28,021
Other comprehensive gain (loss):
Foreign currency translation adjustment	26,799	6,896	2,274
Net loss on derivative instruments, net of tax of $200 (2003) $1,274 (2002) and $839 (2001)	(544)	(2,279)	(1,195)

Comprehensive income	$84,771	$42,208	$29,100

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended October 31, 2003, 2002 and 2001

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-in	Treasury	Retained	Comprehensive	Stockholders’
In thousands, except share amounts	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity

Balance, November 1, 2000	46,468,072	$464	$42,601	$(6,778)	$153,426	$(12,099)	$177,614
Exercise of stock options	1,282,000	13	5,852	—	—	—	5,865
Tax benefit from exercise of stock options	—	—	3,778	—	—	—	3,778
Employee stock purchase plan	30,494	1	236	—	—	—	237
Net income and other comprehensive income	—	—	—	—	28,021	1,079	29,100

Balance, October 31, 2001	47,780,566	478	52,467	(6,778)	181,447	(11,020)	216,594
Exercise of stock options	918,692	9	4,139	—	—	—	4,148
Tax benefit from exercise of stock options	—	—	2,543	—	—	—	2,543
Employee stock purchase plan	64,852	1	471	—	—	—	472
Beach Street acquisition	596,184	6	6,902	—	—	—	6,908
Net income and other comprehensive income	—	—	—	—	37,591	4,617	42,208

Balance, October 31, 2002	49,360,294	494	66,522	(6,778)	219,038	(6,403)	272,873
Exercise of stock options	1,983,701	19	10,742	—	—	—	10,761
Tax benefit from exercise of stock options	—	—	6,284	—	—	—	6,284
Employee stock purchase plan	50,666	1	567	—	—	—	568
Asia/Pacific Acquisition	5,625,856	56	71,195	—	—	—	71,251
Net income and other comprehensive income	—	—	—	—	58,516	26,255	84,771

Balance, October 31, 2003	57,020,517	$570	$155,310	$(6,778)	$277,554	$19,852	$446,508

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2003, 2002 and 2001

In thousands	2003	2002	2001

Cash flows from operating activities:
Net income	$58,516	$37,591	$28,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,185	14,349	13,877
Provision for doubtful accounts	5,755	5,771	5,042
Loss on sale of fixed assets	183	27	39
Foreign currency loss	23	75	140
Interest accretion	902	1,713	1,667
Deferred income taxes	(2,924)	(4,038)	(3,364)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(19,399)	(13,663)	(21,699)
Other receivables	(564)	922	301
Inventories	(30,673)	16,444	(16,492)
Prepaid expenses and other current assets	(2,848)	(2,811)	2,190
Other assets	(3,115)	437	871
Accounts payable	(1,394)	4,661	(1,224)
Accrued liabilities	912	9,291	(1,484)
Income taxes payable	10,032	6,061	(2,038)

Net cash provided by operating activities	36,591	76,830	5,847

Cash flows from investing activities:
Proceeds from sales of fixed assets	—	—	82
Capital expenditures	(33,071)	(22,216)	(22,622)
Business acquisitions, net of acquired cash - Note 2	(31,195)	(20,676)	(250)

Net cash used in investing activities	(64,266)	(42,892)	(22,790)

Cash flows from financing activities:
Borrowings on lines of credit	99,110	4,585	70,363
Payments on lines of credit	(56,807)	(39,584)	(53,630)
Borrowings on long-term debt	16,126	6,000	7,872
Payments on long-term debt	(21,710)	(11,309)	(10,824)
Stock option exercises and employee stock purchases	11,330	4,620	6,102

Net cash provided by (used in) financing activities	48,049	(35,688)	19,883
Effect of exchange rate changes on cash	4,895	(655)	(236)

Net increase (decrease) in cash and cash equivalents	25,269	(2,405)	2,704
Cash and cash equivalents, beginning of year	2,597	5,002	2,298

Cash and cash equivalents, end of year	$27,866	$2,597	$5,002

Supplementary cash flow information:
Cash paid during the year for:
Interest	$5,893	$6,297	$8,984

Income taxes	$21,348	$18,914	$17,821

Non-cash investing and financing activities:
Deferred purchase price obligation - Note 2	$4,535	$5,310	$4,267

Common stock issued for business acquisitions - Note 2	$71,251	$6,908	$—

See notes to consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2003, 2002 and 2001

Note 1 — Significant Accounting Policies

Company Business

The Company designs, produces and distributes clothing, accessories and related products for young-minded people and develops brands that represent a casual lifestyle—driven from a boardriding heritage. The Company’s primary focus is apparel for young men and young women under the Quiksilver, Roxy, Raisins, Radio Fiji and Gotcha (Europe) labels. The Company also manufactures apparel for boys (Quiksilver Boys and Hawk Clothing), girls (Roxy Girl, Teenie Wahine and Raisins Girls), men (Quiksilveredition and Fidra) and women (Leilani swimwear), as well as snowboards, snowboard boots and bindings under the Lib Technologies, Gnu and Bent Metal labels. Distribution is primarily in the United States, Europe and Australia and is primarily based in surf shops and specialty stores that provide an outstanding retail experience for the customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including Na Pali, SAS and subsidiaries (“Quiksilver Europe”) and Quiksilver Australia Pty Ltd. and subsidiaries (“Quiksilver Asia/Pacific”). Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash Equivalents

Certificates of deposit and highly liquid short-term investments purchased with original maturities of three months or less are considered cash equivalents.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Management regularly reviews the inventory quantities on hand and adjusts inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value.

Fixed Assets

Furniture, equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to ten years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. The cost of land use rights for certain leased retail locations (totaling approximately $11.4 million at October 31, 2003) is included in, and accounted for, as land in the accompanying consolidated financial statements and is reviewed periodically for impairment.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset.

Goodwill and Intangible Assets

Effective November 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and the annual test and determined that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS No. 142, the Company discontinued amortization of goodwill and certain trademarks that were determined to have an indefinite life. Had amortization of goodwill and these trademarks not been recorded in the fiscal year ended October 31, 2001, net income would have increased by $2.6 million, net of taxes, and diluted earnings per share would have increased by $0.10.

Other Assets

Other assets includes a $0.8 million note receivable from an executive officer related to an international relocation that bears interest at a market rate and is secured by a second trust deed on the executive’s residence.

Revenue Recognition

Revenues are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns and doubtful accounts are provided when revenues are recorded. Revenues in the Consolidated Statements of Income includes the following:

	Years Ended October 31,

In thousands	2003	2002	2001

Product shipments	$972,855	$700,692	$615,452
Royalty income	2,150	4,792	5,169

	$975,005	$705,484	$620,621

Promotion and Advertising

The Company’s promotion and advertising efforts include athlete sponsorships, world-class boardriding contests, magazine advertisements, retail signage, television programs, cobranded products, surf camps, skate parks tours and other events. For the fiscal years ended October 31, 2003, 2002 and 2001, these expenses totaled $40.3 million, $35.5 million and $26.6 million, respectively.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. No stock-based employee compensation expense is reflected in net income, as all options granted under our stock option plans had exercise prices equal to the market value of the underlying common stock on the grant dates. If compensation expense was determined based on the fair value method beginning with grants in the year ended October 31, 1996, the Company’s net income and net income per share, assuming dilution would have been reduced to the pro forma amounts indicated below:

	Years Ended October 31,

In thousands	2003	2002	2001

Actual net income	$58,516	$37,591	$28,021
Less stock-based employee compensation expense determined under the fair value based method	5,656	3,686	3,189

Pro forma net income	$52,860	$33,905	$24,832

Actual net income per share	$1.08	$0.80	$0.61

Pro forma net income per share	$0.97	$0.72	$0.54

Actual net income per share, assuming dilution	$1.03	$0.77	$0.58

Pro forma net income per share, assuming dilution	$0.94	$0.70	$0.52

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

Net Income Per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options computed using the treasury stock method. For the years ended October 31, 2003, 2002 and 2001, the weighted average common shares outstanding, assuming dilution, includes 2,411,000, 2,026,000 and 2,194,000, respectively, of dilutive stock options.

Stock Split

During fiscal 2003, the Company’s Board of Directors approved a two-for-one stock split that was effected May 9, 2003. All share and per share information has been restated to reflect the stock split.

Foreign Currency and Derivatives

The Company’s primary functional currency is the U.S. dollar, while Quiksilver Europe functions in euros and British Pounds, and Quiksilver Asia/Pacific functions in Australian Dollars and Japanese Yen. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Income include net income and foreign currency adjustments that arise from the translation of the financial statements of Quiksilver Europe and Quiksilver Asia/Pacific into U.S. dollars and fair value gains and losses on certain derivative instruments.

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

Fair Value of Financial Instruments

The carrying value of the Company’s trade accounts receivable and accounts payable approximates their fair value due to their short-term nature. The carrying value of the Company’s lines of credit and long-term debt approximates its fair value as these borrowings consist primarily of a series of short-term notes at floating interest rates.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has followed the prescribed format and provided the additional disclosures required by SFAS No. 148.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective beginning with our financial statements for the three months ended January 31, 2003. The adoption of FIN No. 45 has not had a material impact on the Company’s operational results or financial position.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company has adopted this standard and will apply it when, and if, the Company initiates exit or disposal activities.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated in certain circumstances by the primary beneficiary even if it lacks a controlling financial interest. Adopting FIN 46 will not have a material impact on the Company’s operational results or financial position since it does not have any variable interest entities.

Note 2 — Business Acquisitions

Effective December 1, 2002, the Company acquired its licensees in Australia and Japan to unify its global operating platform and take advantage of available syngergies in product development and sourcing, among other things. This group of companies is referred to herein as “Quiksilver Asia/Pacific” and comprises two Australian operating companies, Ug Manufacturing Co. Pty Ltd. and QSJ Holdings Pty Ltd., one Japanese operating company, Quiksilver Japan KK, and the holding company, Quiksilver Australia Pty Ltd. Ug Manufacturing Co. Pty Ltd. was still owned by the founders of the Quiksilver brand and was the original Quiksilver operating company that has been producing Quiksilver products in Australia and surrounding countries and territories for over 30 years. Along with a Japanese partner, the founders also started Quiksilver Japan KK, which has been the Quiksilver licensee in Japan for approximately 20 years.

The operations of Quiksilver Asia/Pacific have been included in the Company’s results since December 1, 2002.

The initial purchase price, excluding transaction costs, includes cash of $25.3 million and 5.6 million shares of the Company’s common stock valued at $71.3 million. Transaction costs totaled $2.5 million. The valuation of the common stock issued in connection with the acquisition was based on the quoted market price for 5 days before and after the announcement date. The initial purchase price was subject to adjustment based on the closing balance sheet, which was finalized in the third quarter of fiscal 2003. The sellers are entitled to future payments denominated in Australian dollars ranging from zero to $23.1 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made.

The initial allocation of the purchase price was made based on preliminary financial statement information. Adjustments to this initial allocation resulted from finalizing the valuation of acquired assets and liabilities and the closing balance sheet of Quiksilver Asia/Pacific.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition in accordance with the purchase method of accounting.

December 1,
In thousands	2002

Current assets	$55,889
Long-term assets	6,325
License agreements	10,100
Goodwill	65,713

Total assets acquired	138,027
Current liabilities	38,890

Net assets acquired	$99,137

License agreements are being amortized over their remaining lives through June 2012. Goodwill is not subject to amortization and is generally not expected to be deductible for tax purposes.

Effective November 1, 2002, the Company acquired the operations of its European licensee for eyewear and wetsuits, Omareef Europe, S.A. The initial purchase price was $5.2 million, which includes a cash payment of $4.9 million and assumed debt of $0.3 million. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $3.5 million at the acquisition date, which is not expected to be deductible for tax purposes.

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

The results of operations for all acquisitions are included in the consolidated statements of income from their respective acquisition dates. Assuming these fiscal 2003 acquisitions had occurred as of November 1, 2001, consolidated net sales would have been $981.6 million and $789.2 million for the years ended October 31, 2003 and 2002, respectively. Net income would have been $58.5 million and $44.2 million, respectively, for those same periods, and diluted earnings per share would have been $1.03 and $0.81, respectively.

Effective September 15, 2002, the Company acquired Beach Street, Inc. (“Beach Street”), a company that operates 26 Quiksilver outlet stores. The results of Beach Street’s operations have been included in the consolidated financial statements since that date. As consideration for the acquisition, the Company issued 596,184 shares of common stock valued at $6.9 million. The acquisition has been recorded using the purchase method of accounting. As a result of the acquisition, the Company recorded goodwill of $8.1 million, which is not expected to be tax deductible.

Note 3 — Allowance for Doubtful Accounts

The allowance for doubtful accounts includes the following:

	Years Ended October 31,

In thousands	2003	2002	2001

Balance, beginning of year	$6,667	$6,280	$5,090
Provision for doubtful accounts	5,755	5,771	5,042
Deductions	(3,722)	(5,384)	(3,852)

Balance, end of year	$8,700	$6,667	$6,280

Note 4 — Inventories

Inventories consist of the following:

	October 31,

In thousands	2003	2002

Raw materials	$10,708	$14,232
Work in process	8,426	6,826
Finished goods	127,306	74,814

	$146,440	$95,872

Note 5 — Fixed Assets

Fixed assets consist of the following:

	October 31,

In thousands	2003	2002

Furniture and equipment	$116,277	$83,366
Leasehold improvements	36,452	24,727
Land and buildings	16,341	13,813

	169,070	121,906
Accumulated depreciation and amortization	(69,771)	(48,724)

	$99,299	$73,182

Note 6 — Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	October 31,

	2003			2002

	Gross	Amorti-	Net Book	Gross	Amorti-	Net Book
In thousands	Amount	zation	Value	Amount	zation	Value

Amortizable trademarks	$2,453	$(489)	$1,964	$2,002	$(337)	$1,665
Amortizable licenses	10,105	(926)	9,179	—	—	—
Non-amortizable trademarks	54,434	—	54,434	49,469	—	49,469

	$66,992	$(1,415)	$65,577	$51,471	$(337)	$51,134

The change in non-amortizable trademarks is due primarily to an increase in the deferred purchase price payment for the Quiksilver International acquisition. Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the fiscal year ended October 31, 2003 was $1.1 million. Annual amortization expense, based on the Company’s amortizable intangible assets as of October 31, 2003, is estimated to be approximately $1.2 million in each of the fiscal years ending October 31, 2004 through 2007 and approximately $1.1 million in the fiscal year ending October 31, 2008.

Goodwill arose primarily from the acquisitions of Quiksilver Europe, The Raisin Company, Inc., Mervin, Freestyle SA, Beach Street and Quiksilver Asia/Pacific. Changes to goodwill from October 31, 2001 reflect the acquisition of Beach Street and foreign exchange fluctuations in fiscal 2002, and the acquisition of Quiksilver Asia/Pacific and foreign exchange fluctuations in fiscal 2003.

Note 7 — Lines of Credit and Long-term Debt

A summary of lines of credit and long-term debt is as follows:

	October 31,

In thousands	2003	2002

European short-term credit arrangements	$12,351	$12,110
Asia/Pacific short-term lines of credit	8,600	—
Americas line of credit	60,912	20,388
Americas term loans	7,995	21,725
European long-term debt	37,071	23,752
Asia/Pacific long-term debt	438	—
Deferred purchase price obligation	17,003	8,608

	$144,370	$86,583

In June 2003, the Company replaced its syndicated bank facility with a new syndicated revolving line of credit (the “Line of Credit”). The Line of Credit expires June 2006 and provides for a revolving line of credit of up to $170.0 million. The Line of Credit bears interest based on the bank’s reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. However, the interest rate on a portion of the borrowings under the facility is fixed through interest rate swaps, which were valued at a loss of $0.3 million at October 31, 2003. The weighted average interest rate at October 31, 2003 was 3.2%. The Line of Credit can be accessed by certain of the Company’s foreign subsidiaries and includes a $75 million sublimit for letters of credit and a $35 million sublimit for borrowings in certain foreign currencies.

The Line of Credit contains restrictive covenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and the Company’s U.S. assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At October 31, 2003, the Company was in compliance with such covenants.

The Company also has a term loan with a U.S. bank that initially totaled $12.3 million in April 2000. This term loan is repayable in installments of $0.1 million per month with a final maturity in October 2004. The Company anticipates that these monthly payments and final balloon payment will be paid from borrowings on the Line of Credit. This term loan is secured by the leasehold improvements at the Company’s Huntington Beach headquarters and bears interest contractually based on LIBOR. However, in January 2000, the Company entered into an interest rate swap agreement with a notional amount equal to the term loan, effective through April 2007, to fix the interest rate at 8.4% per annum. The fair value of the interest rate swap at October 31, 2003 was a loss of $0.8 million. The restrictive covenants under this term loan are substantially the same as those under the Line of Credit. The outstanding balance of this term loan at October 31, 2003 was $8.0 million.

Quiksilver Europe has arrangements with banks that provide for maximum cash borrowings of approximately $76.0 million in addition to approximately $52.0 million available for the issuance of letters of credit. At October 31, 2003, these lines of credit bore interest at an average rate of 2.7%. The lines of credit expire on various dates through April 2004, and the Company believes that these lines of credit will continue to be available with substantially similar terms. As of October 31, 2003, $12.4 million was outstanding under these lines of credit.

Quiksilver Europe also has $37.1 million of long-term debt, the majority of which is collateralized by land and buildings. This long-term debt bears interest at rates ranging generally from 2.9% to 5.9%, requires monthly, quarterly or annual principal and interest payments and is due at various dates through 2011.

Quiksilver Asia/Pacific has revolving lines of credit with banks that provide up to $18.0 million for cash borrowings and letters of credit. These lines of credit will be reviewed by the banks in January 2004 and September 2004, and the Company believes these lines of credit will continue to be available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2003 was $8.6 million at an average interest rate of 7.1%.

As part of the acquisition of Quiksilver International in fiscal 2000, the Company was obligated to make two additional purchase price payments, which are denominated in Australian dollars, and are contingent on the computed earnings of Quiksilver International through June 2005. These obligations were discounted to present value as of the acquisition date, and in addition to potentially increasing as this contingency is resolved, the carrying amount of the obligation fluctuates based on changes in the exchange rate between Australian dollars and U.S. dollars. As a result of Quiksilver International’s operations for the 24 months ended June 30, 2002, the deferred purchase price obligation was increased by $9.6 million, with a corresponding increase to trademarks, and a payment of $20.7 million in fiscal 2002. As of October 31, 2003, the remaining deferred purchase price obligation totaled $17.0 million.

Short-term obligations that the Company has the intent and ability to refinance on a long-term basis are classified as long-term debt. Principal payments on long-term debt are due approximately as follows (in thousands):

2004	$8,877
2005	25,945
2006	74,864
2007	6,842
2008	4,930
Thereafter	1,961

$123,419

Note 8 — Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,

In thousands	2003	2002

Accrued employee compensation and benefits	25,010	$18,767
Accrued sales and payroll taxes	1,001	1,840
Derivative liability	202	4,437
Other liabilities	15,546	15,093

	$41,759	$40,137

Note 9 — Commitments and Contingencies

Operating Leases

The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2003 (in thousands):

2004	$29,086
2005	27,914
2006	25,918
2007	23,500
2008	20,665
Thereafter	48,403

$175,486

Total rent expense was $24.8 million, $14.9 million and $11.1 million for the years ended October 31, 2003, 2002 and 2001, respectively.

Professional Athlete Sponsorships

We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, snowboarding, skateboarding, windsurfing and golf. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. Accordingly, the amounts of future payments under the terms of these agreements cannot be predicted with certainty. Such expenses are an ordinary part of our operations and are expensed as incurred.

Litigation

In March 2002, the Company filed a lawsuit against GMT Corporation (“GMT”), its then licensee for watches in the U.S., and simultaneously terminated its license agreement with GMT based on allegations that GMT was in material breach of the agreement. GMT disputed the Company’s right to terminate and has brought claims against the Company for wrongful termination and other alleged breaches of the license agreement. In January 2004, this dispute was litigated and the Company prevailed, resulting in no material impact on the Company’s financial condition or results of operations. Other legal claims against the Company consist of matters incidental to the Company’s business. In the opinion of management, the outcome of these claims will not materially affect the Company’s consolidated financial position or results of operations.

Indemnities and Guarantees

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

Note 10 — Stockholders’ Equity

In March 2000, the Company’s stockholders approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), which generally replaced the Company’s previous stock option plans. Under the 2000 Plan, 11,672,418 shares are reserved for issuance over its term, consisting of 6,472,418 shares authorized under predecessor plans plus an additional 5,200,000 shares. Nonqualified and incentive options may be granted to officers and employees selected by the plan’s administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously outstanding shares of the Company’s Common Stock. Options vest over a period of time, generally three to five years, as designated by the committee and are subject to such other terms and conditions as the committee determines. Certain stock options have also been granted to employees of acquired businesses.

Changes in shares under option are summarized as follows:

	Years Ended October 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	7,670,678	$6.14	7,145,364	$5.71	7,232,602	$5.01
Granted	1,418,000	13.54	1,466,000	7.30	1,284,200	8.65
Exercised	(1,983,701)	5.49	(918,692)	4.66	(1,282,000)	4.58
Canceled	(62,673)	9.27	(21,994)	6.28	(89,438)	7.15

Outstanding, end of year	7,042,304	$7.79	7,670,678	$6.14	7,145,364	$5.71

Options exercisable, end of year	3,960,285	$6.01	4,652,982	$5.36	4,680,484	$4.76

Weighted average fair value of options granted during the year		$9.78		$5.40		$5.35

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2003, 2002 and 2001 assuming risk-free interest rates of 4.3%, 3.9% and 4.9%, respectively, volatility of 59.3%, 63.4% and 64.8%, respectively, zero dividend yield, and expected lives of 4.8, 4.9 and 4.6 years, respectively.

Outstanding stock options at October 31, 2003 consist of the following:

	Options Outstanding			Options Exercisable

		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Shares	Life	Price	Shares	Price

		(Years)
$ 1.61 - $ 3.21	600,002	1.4	$3.14	600,002	$3.14
$ 3.21 - $ 4.82	829,770	3.4	$4.10	829,770	$4.10
$ 4.82 - $ 6.42	1,295,110	4.7	$5.70	1,058,110	$5.62
$ 6.42 - $ 8.03	1,953,131	7.2	$7.17	832,276	$7.19
$ 8.03 - $12.85	936,291	7.1	$9.32	530,127	$9.48
$12.85 - $14.45	1,282,000	9.1	$13.31	50,000	$13.28
$14.45 - $16.06	146,000	9.4	$15.47	60,000	$15.70

	7,042,304	6.2	$7.79	3,960,285	$6.01

As of October 31, 2003, there were 1,577,565 shares of common stock that were available for future grant.

The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic employees who have at least five months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. During the years ended October 31, 2003, 2002 and 2001, 50,666, 64,852 and 30,494 shares of stock were issued under the plan with proceeds to the Company of $0.6 million, $0.5 million and $0.2 million, respectively.

Note 11 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	October 31,

In thousands	2003	2002

Foreign currency translation adjustment	$23,870	$(2,929)
Loss on cash flow hedges and interest rate swaps	(4,018)	(3,474)

	$19,852	$(6,403)

Note 12 — Licensing

Since acquiring Quiksilver International Pty Ltd, an Australian company, in July 2000 (See Note 2 — Acquisitions), the Company owns all international rights to use the Quiksilver trademark. Prior to this acquisition, the Company owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International Pty Ltd. to use the Quiksilver trademark in other countries and territories.

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

The Company licensed the use of the Quiksilver and Roxy trademarks in Mexico in exchange for royalties of 4.5% of net sales after Mexican taxes. This license terminates in fiscal 2004. The Company also licensed the use of the Quiksilver and Roxy trademarks on eyewear and licensed a chain of domestic outlet stores. The eyewear licensee and this outlet store chain were acquired in fiscal 2003 and fiscal 2002, respectively, and accordingly, the license agreements were eliminated. See Note 2 – Acquisitions. The Company’s license with its domestic watch licensee was terminated during the year ended October 31, 2002.

Effective with the acquisition of Quiksilver International during fiscal 2000, the Company acquired licenses for the use of the Quiksilver trademark in various countries and territories around the world. The licensees are headquartered in Australia, Japan, Turkey, South Africa, Brazil, Indonesia, Korea, Argentina, Chile and Mauritius. These licensees pay the Company royalties ranging from 3% to 5% of the licensees’ sales. The licensees headquartered in Australia and Japan were acquired during fiscal 2003. See Note 2 — Acquisitions.

Note 13 — Income Taxes

A summary of the provision for income taxes is as follows:

	Years Ended October 31,

In thousands	2003	2002	2001

Current:
Federal	$7,240	$10,874	$8,038
State	2,729	2,545	2,023
Foreign	24,506	13,014	10,694

	34,475	26,433	20,755

Deferred:
Federal	1,956	(2,435)	(2,506)
State	(56)	(530)	(640)
Foreign	(4,824)	(1,073)	(218)

	(2,924)	(4,038)	(3,364)

Provision for income taxes	$31,551	$22,395	$17,391

A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Years Ended October 31,

	2003	2002	2001

Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.6	2.2	2.0
Foreign tax effect	(1.0)	0.2	1.9
Foreign tax credit	(2.9)	(0.1)	(0.6)
Other	0.3	—	—

Effective income tax rate	35.0%	37.3%	38.3%

The components of net deferred income taxes are as follows:

	October 31,

In thousands	2003	2002

Deferred income tax assets:
Allowance for doubtful accounts	$6,297	$5,718
Trademark amortization	—	993
Other comprehensive income	2,467	2,090
Nondeductible accruals and other	14,641	9,124

	23,405	17,925

Deferred income tax liabilities:
Goodwill amortization	(1,091)	(903)
Depreciation	(740)	(1,106)
Other	(2,118)	(435)

	(3,949)	(2,444)

Net deferred income taxes	$19,456	$15,481

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.

Income before provision for income taxes includes $55.2 million, $34.0 million and $23.6 million from foreign jurisdictions for the years ended October 31, 2003, 2002 and 2001, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on foreign earnings that management intends to permanently reinvest. For the fiscal year ended October 31, 2003, foreign earnings earmarked for permanent reinvestment totaled approximately $126.0 million.

Note 14 — Employee Plans

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company which are approved by the Company’s Board of Directors. The Company made contributions of $0.5 million, $0.4 million and $0.4 million to the 401(k) Plan for the years ended October 31, 2003, 2002 and 2001, respectively.

Employees of the Company’s French subsidary, Na Pali, SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law. Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and vest with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $2.0 million, $1.6 million and $1.0 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2003, 2002 and 2001, respectively.

Note 15 — Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common economic and operating characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company has historically operated in the Americas (primarily the U.S.) and Europe. Effective with its acquisition of Quiksilver Asia/Pacific on December 1, 2002, the Company has added operations in Australia, Japan, New Zealand and other Southeast Asian countries and territories. Accordingly, the Company has revised its geographic segments to include Asia/Pacific and corporate operations. Costs that support all three geographic segments, including trademark protection and maintenance, licensing functions and related royalty income are part of corporate operations. Prior period segment disclosures have been revised to conform to this new segment presentation. No single customer accounts for more than 10% of the Company’s revenues.

Although the Company operates in one industry segment, it produces different product lines within the segment. The percentages of revenues attributable to each product line are as follows:

	Percentage of Revenues

	2003	2002	2001

T-Shirts	20%	20%	20%
Accessories	14	12	12
Jackets, sweaters and snowboardwear	12	12	12
Pants	11	11	11
Shirts	10	11	12
Swimwear, excluding boardshorts	8	9	9
Fleece	6	7	6
Shorts	6	6	6
Footwear	5	4	3
Boardshorts	4	3	4
Tops and dresses	3	3	3
Snowboards, snowboard boots, bindings and accessories	1	2	2

	100%	100%	100%

Information related to the Company’s geographical segments is as follows:

	Years Ended October 31,

In thousands	2003	2002	2001

Revenues:
Americas	$492,442	$418,008	$391,575
Europe	386,226	282,684	223,877
Asia/Pacific	94,187	—	—
Corporate Operations	2,150	4,792	5,169

Consolidated	$975,005	$705,484	$620,621

Gross profit:
Americas	$197,434	$153,561	$136,072
Europe	189,462	127,976	96,618
Asia/Pacific	44,206	—	—
Corporation Operations	2,150	4,792	5,169

Consolidated	$433,252	$286,329	$237,859

Operating income:
Americas	$45,734	$35,377	$27,601
Europe	61,941	41,327	31,767
Asia/Pacific	12,168	—	—
Corporate Operations	(18,778)	(7,000)	(2,729)

Consolidated	$101,065	$69,704	$56,639

Identifiable assets:
Americas	$300,464	$226,715	$231,741
Europe	299,977	204,759	172,517
Asia/Pacific	95,835	—	—
Corporate Operations	11,694	19,115	14,480

Consolidated	$707,970	$450,589	$418,738

	Years Ended October 31,

In thousands	2003	2002	2001

Goodwill:
Americas	$50,670	$15,686	$7,572
Europe	41,592	11,292	11,357
Asia/Pacific	6,571	—	—

Consolidated	$98,833	$26,978	$18,929

Goodwill increased in the Americas, Europe and Asia/Pacific during the fiscal year ended October 31, 2003 as a result of the Company’s acquisitions of its United States eyewear licensee, its European licensee for eyewear and wetsuits and its licensees in Australia and Japan, as described in Note 2 to the financial statements. Goodwill increased in the Americas during the fiscal year ended October 31, 2002 as a result of the Company’s acquisition of Beach Street, Inc., as described in Note 2 to the financial statements. Goodwill related to the acquisition of Quiksilver Asia/Pacific and the trademark value related to the acquisition of Quiksilver International have been allocated to each respective geographic segment based on where the benefits from these intangible asset are estimated to be realized.

France accounted for 39.6%, 41.1% and 45.9% of European net sales to unaffiliated customers for the years ended October 31, 2003, 2002 and 2001, respectively, while the United Kingdom accounted for 21.5%, 20.6% and 18.0%, respectively, and Spain accounted for 16.5%, 15.2% and 14.3%, respectively.

Note 16 — Derivative Financial Instruments

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

For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. Other derivatives, which do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to fair value with corresponding gains or losses recorded in earnings. As of October 31, 2003, the Company was hedging forecasted foreign currency transactions expected to occur in the following fourteen months. Assuming exchange rates at October 31, 2003 remain constant, $1.6 million of losses related to hedges of these transactions are expected to be reclassified into earnings over the next fourteen months. Also included in accumulated other comprehensive income at October 31, 2003 is a $2.0 million net charge related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and a $0.4 million net charge from interest rate swaps, which are related to the Company’s U.S. dollar denominated long-term debt and mature through fiscal 2007.

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

During the fiscal year ended October 31, 2003, the Company reclassified into earnings a net loss of $5.4 million resulting from the expiration, sale, termination, or exercise of derivative contracts. Additionally, a loss of $0.8 million was recognized in earnings during the fiscal year ended October 31, 2003 for changes in the value of derivatives that were marked to fair value.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at October 31, 2003 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value

U.S. dollars	$55,004	Nov 2003 - Dec 2004	$(2,359)
Australian dollars	15,821	Sept 2005	2,425
New Zealand Dollar	1,122	Dec 2003	(27)
Euro	40	Nov 2003 - Dec 2004	3
Interest rate swap	20,000	Nov 2003	(88)
Interest rate swap	6,250	Oct 2004	(163)
Interest rate swap	7,688	Jan 2007	(768)

	$105,925		$(977)

Note 17 — Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows:

	Quarter	Quarter	Quarter	Quarter
In thousands,	Ended	Ended	Ended	Ended
except per share amounts	January 31	April 30	July 31	October 31

Year ended October 31, 2003
Revenues	$192,080	$262,210	$251,498	$269,217
Gross profit	81,508	118,583	107,129	126,032
Net income	6,568	22,630	11,918	17,400
Net income per share, assuming dilution	0.12	0.40	0.21	0.30
Trade accounts receivable	173,511	227,028	217,924	224,418
Inventories	144,237	120,775	159,493	146,440
Year ended October 31, 2002
Revenues	$146,959	$187,423	$175,044	$196,058
Gross profit	54,780	75,739	70,353	85,457
Net income	3,086	13,463	8,845	12,197
Net income per share, assuming dilution	0.06	0.28	0.18	0.25
Trade accounts receivable	145,021	171,669	165,675	168,237
Inventories	116,364	76,313	93,316	95,872

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2004

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

Signatures	Title	Date Signed

/s/ Robert B. McKnight, Jr.	Chairman of the Board and	January 27, 2004
Chief Executive Officer
Robert B. McKnight, Jr.	(Principal Executive Officer)

/s/ Steven L. Brink	Chief Financial Officer	January 27, 2004
and Treasurer
Steven L. Brink	(Principal Financial and Accounting Officer)

/s/ William M. Barnum, Jr.	Director	January 27, 2004

William M. Barnum, Jr.

/s/ Charles E. Crowe	Director	January 27, 2004

Charles E. Crowe

/s/ Michael H. Gray	Director	January 27, 2004

Michael H. Gray

/s/ Harry Hodge	Director	January 27, 2004

Harry Hodge

/s/ Robert G. Kirby	Director	January 27, 2004

Robert G. Kirby

/s/ Bernard Mariette	Director	January 27, 2004

Bernard Mariette

/s/ Franck Riboud	Director	January 27, 2004

Franck Riboud

/s/ Tom Roach	Director	January 27, 2004

Tom Roach

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation as presently in effect (incorporated to the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 2003).

3.2	Bylaws as presently in effect.

10.1	Revolving Credit and Term Loan Agreement dated as of October 6, 2000 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.2	First Amendment to Revolving Credit and Term Loan Agreement dated October 9, 2001 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001).

10.3	Second Amendment to Revolving Credit and Term Loan Agreement and Consent thereunder dated June 28, 2002 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2002).

10.4	Term Loan Agreement dated as of April 25, 2000 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 2000).

10.5	Second Amendment to term Loan Agreement dated October 12, 2000 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.6	JP Morgan Credit Agreement dated June 27, 2003 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2003).

10.7	Share Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd, Quiksilver International Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company’s report on Form 8-K dated July 27, 2000).

10.8	Minority Shareholder Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference from the Company’s report on Form 8-K dated July 27, 2000).

10.9	Form of Indemnity Agreement between the Registrant and individual Directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

10.10	Quiksilver, Inc. Stock Option Plan dated March 24, 1995 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1995). (1)

10.11	Quiksilver, Inc. 1995 Nonemployee Directors’ Stock Option Plan dated March 24, 1995 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 1996). (1)

10.12	Quiksilver, Inc. 1996 Stock Option Plan dated January 26, 1996 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 1996. (1)

10.13	Quiksilver, Inc. 2000 Stock Incentive Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.14	Employment Agreement between Robert B. McKnight, Jr. and Registrant dated 2002 (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002). (1)

Exhibit
Number	Description

10.15	Services Agreement between Harry Hodge and Registrant dated April 1, 1996 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

10.16	Employment Agreement between Steven L. Brink and Registrant dated October 24, 1996 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

10.17	Services Agreement between Bernard Mariette and Registrant dated November 1, 1998 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.18	Employment Agreement between Charles Exon and Registrant dated August 1, 2000 (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001).

10.19	Merger Agreement, dated November 18, 2002, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd., QSJ Holdings Pty Ltd., Ug Manufacturing Co. Pty Ltd., Quiksilver Japan K.K., and certain shareholders of Ug Manufacturing Co. Pty Ltd. and Quiksilver Japan K.K. (incorporated by reference from the Company’s report on Form 8-K dated January 2, 2003).

10.20	Agreement and Plan of Merger and Reorganization by and among Quiksilver, Inc., QS Retail, Inc., Beach Street, Inc. and John Thompson and Diana Thompson dated as of September 17, 2002 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002).

21.1	Names and Jurisdictions of Subsidiaries.

23.1	Independent Auditors’ Consent.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1) Management contract or compensatory plan.