Form 10-Q
period 2004-01-31
QUIKSILVER INC
filed 2004-03-15
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15131

QUIKSILVER, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0199426 (I.R.S. Employer Identification Number)

15202 Graham Street
Huntington Beach, California
92649
(Address of principal executive offices)
(Zip Code)

(714) 889-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒            No ☐

The number of shares outstanding of issuer’s Common Stock,
par value $0.01 per share, at
March 11, 2004 was
55,687,695

QUIKSILVER, INC.

FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2004	2003
In thousands, except share amounts

ASSETS
Current assets:
Cash and cash equivalents	$33,344	$27,866
Trade accounts receivable, less allowance for doubtful accounts of $8,830 (2004) and $8,700 (2003)	200,558	224,418
Other receivables	7,395	7,617
Inventories	179,282	146,440
Deferred income taxes	18,909	17,472
Prepaid expenses and other current assets	14,999	9,732

Total current assets	454,487	433,545
Fixed assets, less accumulated depreciation and amortization of $76,953 (2004) and $69,771 (2003)	104,273	99,299
Intangible assets, net	66,143	65,577
Goodwill	104,005	98,833
Deferred income taxes	2,425	1,984
Other assets	7,687	8,732

Total assets	$739,020	$707,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$10,217	$20,951
Accounts payable	85,228	64,537
Accrued liabilities	40,600	41,759
Current portion of long-term debt	14,067	8,877
Income taxes payable	11,636	10,796

Total current liabilities	161,748	146,920
Long-term debt, net of current portion	108,445	114,542

Total liabilities	270,193	261,462

Stockholders’ equity
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 85,000,000; issued shares - 57,124,295 (2004) and 57,020,517 (2003)	570	570
Additional paid-in-capital	156,470	155,310
Treasury stock, 1,442,600 shares	(6,778)	(6,778)
Retained earnings	286,728	277,554
Accumulated other comprehensive income	31,837	19,852

Total stockholders’ equity	468,827	446,508

Total liabilities and stockholders’ equity	$739,020	$707,970

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended January 31,
	2004	2003
In thousands, except per share amounts

Revenues	$256,142	$192,080
Cost of goods sold	142,473	110,572

Gross profit	113,669	81,508
Selling, general and administrative expense	94,735	68,425

Operating income	18,934	13,083
Interest expense	1,589	2,116
Foreign currency loss	3,267	551
Other expense	282	167

Income before provision for income taxes	13,796	10,249
Provision for income taxes	4,622	3,681

Net income	$9,174	$6,568

Net income per share	$0.16	$0.13

Net income per share, assuming dilution	$0.16	$0.12

Weighted average common shares outstanding	55,622	51,920

Weighted average common shares outstanding, assuming dilution	57,927	54,320

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended January 31,
	2004	2003
In thousands

Net income	$9,174	$6,568
Other comprehensive income (loss):
Foreign currency translation adjustment	13,561	9,439
Net unrealized loss on derivative instruments, net of tax of $861 (2004) and $283 (2003)	(1,576)	(1,200)

Comprehensive income	$21,159	$14,807

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended January 31,
	2004	2003
In thousands

Cash flows from operating activities:
Net income	$9,174	$6,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,097	4,369
Provision for doubtful accounts	1,650	1,407
Loss on sale of fixed assets	494	34
Foreign currency loss	2,014	14
Interest accretion	317	196
Changes in operating assets and liabilities:
Trade accounts receivable	33,390	23,542
Other receivables	2,164	(1,176)
Inventories	(27,387)	(33,341)
Prepaid expenses and other current assets	(4,817)	(4,986)
Other assets	1,717	(91)
Accounts payable	17,433	13,789
Accrued liabilities	(6,588)	(7,854)
Income taxes payable	(257)	(665)

Net cash provided by operating activities	35,401	1,806
Cash flows from investing activities:
Capital expenditures	(9,059)	(5,847)
Business acquisitions, net of cash acquired	(1,569)	(25,184)

Net cash used in investing activities	(10,628)	(31,031)
Cash flows from financing activities:
Borrowings on lines of credit	1,749	45,148
Payments on lines of credit	(21,401)	(7,684)
Borrowings on long-term debt	171	574
Payments on long-term debt	(2,952)	(6,144)
Proceeds from stock option exercises	1,070	3,671

Net cash (used in) provided by financing activities	(21,363)	35,565
Effect of exchange rate changes on cash	2,068	1,468

Net increase in cash and cash equivalents	5,478	7,808
Cash and cash equivalents, beginning of period	27,866	2,597

Cash and cash equivalents, end of period	$33,344	$10,405

Supplementary cash flow information -
Cash paid during the period for:
Interest	$1,527	$1,432

Income taxes	$3,644	$4,082

Non-cash investing and financing activities:
Contingent purchase price obligation	$3,995	$—

Common stock issued for business acquisition	$—	$71,252

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 2004 and 2003. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2003 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.	New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” and issued FIN 46(R) in December 2003, which amended FIN 46. FIN 46 requires certain variable interest entities to be consolidated in certain circumstances by the primary beneficiary even if it lacks a controlling financial interest. Adopting FIN 46 and FIN 46(R) will not have a material impact on the Company’s operational results or financial position since it does not have any variable interest entities.

3.	Stock Based Compensation

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

	Three Months Ended
	January 31,
	2004	2003
In thousands

Actual net income	$9,174	$6,568
Less stock-based employee compensation expense determined under the fair value based method	2,443	1,049

Pro forma net income	$6,731	$5,519
Actual net income per share	$0.16	$0.13

Pro forma net income per share	$0.12	$0.11

Actual net income per share, assuming dilution	$0.16	$0.12

Pro forma net income per share, assuming dilution	$0.12	$0.10

4.	Inventories

Inventories consist of the following:

	January 31,	October 31,
	2004	2003
In thousands

Raw Materials	$12,264	$10,708
Work-In-Process	7,026	8,426
Finished Goods	159,992	127,306

	$179,282	$146,440

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	January 31, 2004			October 31, 2003
		Amorti-			Amorti-
	Gross Amount	zation	Net Book Value	Gross Amount	zation	Net Book Value
In thousands

Amortizable trademarks	$2,590	$(535)	$2,055	$2,453	$(489)	$1,964
Amortizable licenses	10,105	(1,179)	8,926	10,105	(926)	9,179
Non-amortizable trademarks	55,162	—	55,162	54,434	—	54,434

	$67,857	$(1,714)	$66,143	$66,992	$(1,415)	$65,577

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the three months ended January 31, 2004 was $0.3 million. Annual amortization expense is estimated to be approximately $1.2 million in each of the fiscal years ending October 31, 2004 through 2007 and approximately $1.1 million in the fiscal year ending October 31, 2008. Goodwill related to the Company’s geographic segments is as follows:

	January 31,	October 31,
	2004	2003
In thousands

Americas	$52,661	$50,670
Europe	44,373	41,592
Asia/Pacific	6,971	6,571

Consolidated	$104,005	$98,833

Goodwill arose primarily from the acquisitions for Quiksilver Europe, The Raisin Company, Inc., Mervin, Freestyle SA, Beach Street and Quiksilver Asia/Pacific. Goodwill increased during the three months ended January 31, 2004 as a result of the Company’s acquisition of its Swiss distributor, Sunshine Diffusion SA, as well as from the contingent purchase price payment recorded related to the acquisition of Quiksilver Asia/Pacific, as described in Note 9 to the financial statements, and foreign exchange fluctuations.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	January 31,	October 31,
	2004	2003
In thousands

Foreign currency translation adjustment	$37,431	$23,870
Loss on cash flow hedges and interest rate swaps	(5,594)	(4,018)

Consolidated	$31,837	$19,852

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company has historically operated in the Americas (primarily the U.S.) and Europe. Effective with its acquisition of Quiksilver Asia/Pacific on December 1, 2002, the Company has added operations in Australia, Japan, New Zealand and other Southeast Asian countries and territories. Accordingly, the Company has revised its geographic segments to include Asia/Pacific and corporate operations. Costs that support all three geographic segments, including trademark protection and maintenance, the Hong Kong sourcing office, licensing functions and related royalty income are part of corporate operations. No single customer accounts for more than 10% of the Company’s revenues.

Information related to the Company’s geographical segments is as follows:

	Three Months Ended January 31,
	2004	2003
In thousands

Revenues:
Americas	$123,199	$101,967
Europe	106,183	77,246
Asia/Pacific	26,281	12,102
Corporate operations.	479	765

	$256,142	$192,080

Gross profit:
Americas	$49,834	$39,150
Europe	51,285	35,380
Asia/Pacific	12,485	6,213
Corporate operations.	65	765

	$113,669	$81,508

Operating income:
Americas	$10,169	$5,754
Europe	12,886	9,093
Asia/Pacific	1,217	1,759
Corporate operations.	(5,338)	(3,523)

	$18,934	$13,083

Identifiable assets:
Americas	$297,294	$264,882
Europe	343,159	277,060
Asia/Pacific	89,873	68,935
Corporate operations.	8,694	7,404

	$739,020	$618,281

8.	Derivative Financial Instruments

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks, are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $2.7 million was recognized related to these types of derivatives during the three months ended January 31, 2004. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of January 31, 2004, the Company was hedging forecasted transactions expected to occur in the following 16 months. Assuming exchange rates at January 31, 2004 remain constant, $2.7 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 16 months. Also included in accumulated other comprehensive income at January 31, 2004 is a $2.7 million loss, net of tax, related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling a loss of $0.2 million, net of tax, which is related to the Company’s U.S. dollar denominated long-term debt that matures through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended January 31, 2004, the Company reclassified into earnings a net loss of $1.9 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at January 31, 2004 is as follows:

	Notional		Fair
	Amount	Maturity	Value
In thousands

U.S. dollars	$72,162	Feb 2004 – May 2005	$(4,487)
Australian dollars	15,821	Sept 2005	3,731
New Zealand dollar	1,869	July 2004 – Sept 2004	21
Euro	29,160	Feb 2004 – July 2004	(2,031)
Interest rate swap	4,687	Oct 2004	(100)
Interest rate swap	7,483	Jan 2007	(733)

	$131,182		$(3,598)

9.	Business Acquisitions

Effective December 1, 2003, the Company acquired the operations of its Swiss distributor, Sunshine Diffusion SA. The initial purchase price was $1.6 million. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $0.7 million at the acquisition date, which is not expected to be deductible for tax purposes. The sellers are entitled to future payments denominated in Euros ranging from zero to $1.4 million if certain sales targets are achieved.

Effective December 1, 2002, the Company acquired its licenses in Australia and Japan to unify its global operating platform. This group of companies is referred to herein as “Quiksilver Asia/Pacific” and comprises two Australian companies, Ug Manufacturing Co. Pty Ltd. and QSJ Holding Pty Ltd., and one Japanese company, Quiksilver Japan KK. The initial purchases price, excluding transaction costs, included cash of $25.3 million and 5.6 million shares of the Company’s common stock valued at $71.3 million. The sellers are entitled to future payments denominated in Australian dollars ranging from zero to $23.1 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill was increased by $4.0 million in the three months ended January 31, 2004, as a result of contingent consideration related to the transaction. This amount is included as a component of current portion of long-term debt at January 31, 2004.

On March 8, 2004, the Company signed a definitive agreement whereby it would acquire DC Shoes, Inc., the premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the U.S. and internationally. The acquisition agreement is subject to certain closing conditions, including regulatory approvals, and the purchase price is subject to adjustment based on DC Shoes, Inc.’s closing balance sheet. Before such adjustments, the purchase price will consist of an initial payment of $56.0 million in cash, 1.6 million restricted shares of the Company’s common stock, the assumption of approximately $10.0 million in funded indebtedness, and contingent consideration of up to $57.0 payable over four years through 2007 if DC Shoes, Inc. reaches certain performance targets.

10.	Indemnities and Guarantees

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

Results of Operations

The table below shows the components in our statements of income as a percentage of revenues:

	Three Months Ended January 31,
	2004	2003
Revenues	100.0%	100.0%
Gross profit	44.4	42.4
Selling, general and administrative expense	37.0	35.6

Operating income	7.4	6.8
Interest expense	0.6	1.1
Foreign currency and other expense	1.4	0.4

Income before provision for income taxes	5.4%	5.3%

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

Revenues for the three months ended January 31, 2004 increased 33% to $256.1 million from $192.1 million in the comparable period of the prior year. Revenues in the Americas increased 21% to $123.2 million for the three months ended January 31, 2004 from $102.0 million in the comparable period of the prior year, and European revenues increased 37% to $106.2 million from $77.2 million for those same periods. As measured in euros, Quiksilver Europe’s functional currency, revenues in the current year’s quarter increased 16% compared to the prior year. Asia/Pacific revenues increased 117% to $26.3 million for the three months ended January 31, 2004 from $12.1 million for the two months ended January 31, 2003, from the effective date of the acquisition. In the Americas, men’s revenues increased 15% to $55.9 million from $48.8 million in the comparable period of the prior year, while women’s revenues increased 27% to $66.1 million from $52.1 million. Revenues from snowboards, boots and bindings amounted to $1.2 million for the current year’s quarter compared to $1.1 million in the prior year. The increase in Americas’ men’s revenues came from all divisions. The increase in Americas’ women’s revenues came from both women’s divisions, Roxy and Raisins. In Europe and as reported in dollars, men’s revenues increased 43% to $79.6 million from $55.8 million, while women’s revenues increased 24% to $26.6 million from $21.4 million. The European mens revenues increase came from all divisions, and the women’s revenue increase reflects growth in the Roxy division. These comparisons of revenues in Europe were impacted by the strong euro in comparison to the prior year. In euros, men’s revenues increased 20% and women’s revenues increased 5%. In Australian dollars, the Asia/Pacific revenues increased 48% for the three months ended January 31, 2004 compared to the two months ended January 31, 2003, from the effective date of the acquisition.

Royalty income for the three months ended January 31, 2004 totaled $0.5 million compared to $0.8 million in the comparable period of the prior year. Royalty income decreased because of the acquisition of Quiksilver Asia/Pacific. Royalty income previously earned from this licensee is now eliminated in consolidation.

Our consolidated gross profit margin for the three months ended January 31, 2004 increased to 44.4% from 42.4% in the comparable period of the prior year. The Americas’ gross profit margin increased to 40.5% from 38.4%, while the European gross profit margin increased to 48.3% from 45.8% for those same periods. The Asia/Pacific gross profit margin for the three months ended January 31, 2004 decreased to 47.5% from 51.3% for two months ended January 31, 2003. The increase in the Americas’ gross profit margin was primarily from additional sales through company-owned retail stores where we earned both the wholesale and retail margins. In Europe, the gross profit margin increased primarily due to lower production costs resulting from a stronger euro in comparison to the prior year and from a higher percentage of sales through company-owned retail stores. While we earn higher gross margins on sales in company-owned stores, these higher gross margins are offset by store operating costs. In Asia/Pacific, the gross profit margin was generally consistent with previous quarters. The Asia/Pacific gross margin was unusually high from the effective date of the acquisition, December 1, 2002, through January 31, 2003, due to the effects of the short stub period.

Selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2004 increased 38% to $94.7 million from $68.4 million in the comparable period of the prior year. Americas’ SG&A increased 19% to $39.7 million from $33.4 million in the comparable period of the prior year, and European SG&A increased 46% to $38.4 million from $26.3 million for those same periods. The increase in both the Americas’ and European SG&A was primarily due to additional retail stores, expenses related to increased sales volume and additional marketing. The stronger euro in relation to the previous year also contributed to higher SG&A in Europe. In the Americas, SG&A decreased to 32.2% of revenues from 32.8% of revenues as the costs of additional company-owned retail stores was more than offset by general expense leverage as revenues grew. In Europe, SG&A increased to 36.2% of revenues from 34.0% of revenues due primarily to additional company-owned retail stores and increased marketing. SG&A in the Asia/Pacific segment totaled $11.3 million for the three months ended January 31, 2004 versus $4.5 million for the two months ended January 31, 2003. The Asia/Pacific SG&A increased primarily due to having a full three months of operations in the current year versus only two months of operations in the prior year from the effective date of the acquisition. Corporate operations SG&A increased to $5.4 million in the three months ended January 31, 2004 from $4.3 million in the prior year primarily due to higher costs to support our trademarks and brands around the world.

Interest expense for the three months ended January 31, 2004 decreased 25% to $1.6 million from $2.1 million in the comparable period of the prior year. This decrease was primarily due to lower average debt balances in the Americas and Europe.

Foreign currency loss increased to $3.3 million for the three months ended January 31, 2004 from $0.6 million in the comparable period of the prior year primarily due to losses on derivative contracts that are used to mitigate our exposure to foreign exchange rate fluctuations and were marked to fair value as the euro increased in value in relation to the U.S. dollar.

The effective income tax rate for the three months ended January 31, 2004, which is based on current estimates of the annual effective income tax rate, decreased to 33.5% from 35.9% in the comparable period of the prior year as the effect of foreign income taxes continues to reduce our effective income tax rate.

As a result of the above factors, net income for the three months ended January 31, 2004 increased 40% to $9.2 million or $0.16 per share on a diluted basis from $6.6 million or $0.12 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.16 per share for the three months ended January 31, 2004 from $0.13 in the comparable period of the prior year.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the U.S., Europe and Australia make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

Cash Flows

We generated $35.4 million of cash from operating activities in the three months ended January 31, 2004 compared to $1.8 million for the three months ended January 31, 2003. This $33.6 million increase in cash provided was primarily due to changes in accounts receivable and inventories net of accounts payable. During the three months ended January 31, 2004 trade accounts receivable decreased and generated cash of $33.4 million compared to $23.5 million in the comparable period of the prior year, an increase in cash of $9.9 million. The increase in inventories net of the increase in accounts payable used cash of $10.0 in the three months ended January 31, 2004 million compared to $19.6 million used in the prior year, a net increase in cash of $9.6 million. The increase in net income adjusted for non-cash expenses along with favorable fluctuations in the other components of working capital provided cash of $12.0 million in the three months ended January 31, 2004 compared to $2.1 million of cash used in the comparable period of prior year.

Capital expenditures totaled $9.1 million for the three months ended January 31, 2004, compared to $5.8 million in the comparable period of the prior year. These investments include company-owned Boardriders Clubs and ongoing investments in computer and warehouse equipment. During the three months ended January 31, 2004, we used $1.6 million of cash, net of cash acquired, to purchase our Swiss distributor in Europe. See Note 10 — Business Acquisitions.

During the three months ended January 31, 2004, net cash used in financing activities totaled $21.4 million, compared to cash provided of $35.6 million in the comparable period of the prior year. Borrowings were reduced with the increase in cash provided by operating activities during the period.

The net increase in cash and cash equivalents for the three months ended January 31, 2004 was $5.5 million compared to $7.8 million in the comparable period of the prior year. Cash and cash equivalents totaled $33.3 million at January 31, 2004 compared to $27.9 million at October 31, 2003, while working capital was $292.7 million at January 31, 2004 compared to $286.6 million at October 31, 2003. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future and that increases in our lines of credit can be obtained as needed to fund future growth.

Trade Accounts Receivable and Inventories

Accounts receivable decreased 11% to $200.6 million at January 31, 2004 from $224.4 million at October 31, 2003. Accounts receivable in the Americas decreased 9% to $74.5 million at January 31, 2004 from $81.9 million at October 31, 2003, and European accounts receivable decreased 2% to $108.0 million from $109.9 million for that same period. Asia/Pacific accounts receivable decreased 45% to $18.0 million at January 31, 2004 from $32.6 million at October 31, 2003. As compared to January 31, 2003, accounts receivable in the Americas increased 3%, European receivables increased 23% and Asia/Pacific receivables increased 35%. The growth in accounts receivable across the regions was less than the related increases in revenues.

Consolidated inventories increased 22% to $179.3 million at January 31, 2004 from $146.4 million at October 31, 2003. Inventories in the Americas increased 2% to $87.7 million from $86.4 million at October 31, 2003. European inventories increased 67% to $73.1 million at January 31, 2004 from $43.8 million at October 31, 2003, while the Asia/Pacific inventories increased 14% to $18.5 million from $16.2 million for those same periods.

Inventories in the Americas increased 7% compared to January 31, 2003. This increase is modest given the increase in sales for the comparable period. Inventories in Europe increased 41% compared to January 31, 2003, primarily as a result of $8.0 million of earlier production of current season goods in 2004, the strengthening euro in relation to the U.S. dollar, which increased the U.S. dollar value of European inventories by approximately $8.0 million, and from general growth in orders. Inventories in Asia/Pacific increased 75% compared to January 31, 2003. The stronger Australian dollar in relation to the U.S. dollar increased the U.S. dollar value of the Asia/Pacific inventories by approximately $3.0 million. In addition, there was approximately $2.0 million of current season goods on hand in Japan at January 31, 2004 which were produced early compared to January 31, 2003.

Contractual Obligations and Commitments

The contingent purchase price obligation related to our acquisition of Quiksilver Asia/Pacific increased by $4.0 million during the three months ended January 31, 2004 as a result of computed earnings of Quiksilver Asia/Pacific through October 31, 2003.

On March 8, 2004, we signed a definitive agreement whereby we would acquire DC Shoes, Inc., the premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the U.S. and internationally. The acquisition agreement is subject to certain closing conditions, including regulatory approvals, and the purchase price is subject to adjustment based on DC Shoes, Inc.’s closing balance sheet. Before such adjustments, the purchase price will consist of an initial payment of $56.0 million in cash, 1.6 million restricted shares of our common stock, the assumption of approximately $10.0 million in funded indebtedness, and contingent consideration of up to $57.0 payable over four years through 2007 if DC Shoes, Inc. reaches certain performance targets.

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

Inventories

We value inventories at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. We regularly review our inventory quantities on hand and adjust values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:

•	weakening economic conditions,

•	terrorist acts or threats,

•	unanticipated changes in consumer preferences,

•	reduced customer confidence in the retail market, and

•	unseasonable weather.

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

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements for a discussion of future pronouncements that may affect our financial reporting.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our foreign currency and interest rate risks are discussed in the our Annual Report on Form 10-K for the year ended October 31, 2003 in Item 7a.

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

European revenues increased 16% in euros during the three months ended January 31, 2004 compared to the three months ended January 31, 2003. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, European revenues increased 37% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s second quarter, the euro continues to be stronger relative to the U.S. dollar in comparison to the prior year.

Asia/Pacific revenues increased 48% in Australian dollars during the three months ended January 31, 2004 compared to the two months ended January 31, 2003. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, Asia/Pacific revenues increased 117% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s second quarter, the Australian dollar continues to be stronger relative to the U.S. dollar in comparison to the prior year.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2004, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2004.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on December 18, 2003, to make a Regulation FD disclosure regarding press releases dated March 10, 2004 and March 8, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
March 12, 2004	/s/ Steven L. Brink Steven L. Brink Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 - Chief Financial Officer