Form 10-Q
period 2004-04-30
QUIKSILVER INC
filed 2004-06-14
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15131

QUIKSILVER, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0199426 (I.R.S. Employer Identification Number)

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at
June 9, 2004 was
58,346,345

QUIKSILVER, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
In thousands, except share amounts	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$42,335	$27,866
Trade accounts receivable, less allowance for doubtful accounts of $9,669 (2004) and $8,700 (2003)	257,122	224,418
Other receivables	6,615	7,617
Inventories	127,318	146,440
Deferred income taxes	17,996	17,472
Prepaid expenses and other current assets	15,440	9,732

Total current assets	466,826	433,545
Fixed assets, less accumulated depreciation and amortization of $80,221 (2004) and $69,771 (2003)	104,238	99,299
Intangible assets, net	66,834	65,577
Goodwill	103,739	98,833
Deferred income taxes	1,055	1,984
Other assets	11,103	8,732

Total assets	$753,795	$707,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$19,182	$20,951
Accounts payable	64,354	64,537
Accrued liabilities	38,289	41,759
Current portion of long-term debt	10,079	8,877
Income taxes payable	9,705	10,796

Total current liabilities	141,609	146,920
Long-term debt, net of current portion	109,048	114,542

Total liabilities	250,657	261,462

Stockholders’ equity
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 85,000,000; issued shares – 58,199,170 (2004) and 57,020,517 (2003)	582	570
Additional paid-in-capital	168,744	155,310
Treasury stock, 1,442,600 shares	(6,778)	(6,778)
Retained earnings	314,518	277,554
Accumulated other comprehensive income	26,072	19,852

Total stockholders’ equity	503,138	446,508

Total liabilities and stockholders’ equity	$753,795	$707,970

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended April 30,
In thousands, except per share amounts	2004	2003
Revenues	$322,579	$262,210
Cost of goods sold	175,536	143,627

Gross profit	147,043	118,583
Selling, general and administrative expense	104,647	81,374

Operating income	42,396	37,209
Interest expense	1,476	2,107
Foreign currency (gain) loss	(1,180)	264
Other expense	227	97

Income before provision for income taxes	41,873	34,741
Provision for income taxes	14,083	12,111

Net income	$27,790	$22,630

Net income per share	$0.49	$0.42

Net income per share, assuming dilution	$0.47	$0.40

Weighted average common shares outstanding	56,170	54,514

Weighted average common shares outstanding, assuming dilution	58,685	56,846

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended April 30,
In thousands, except per share amounts	2004	2003
Revenues	$578,721	$454,290
Cost of goods sold	318,009	254,199

Gross profit	260,712	200,091
Selling, general and administrative expense	199,382	149,799

Operating income	61,330	50,292
Interest expense	3,065	4,223
Foreign currency loss	2,087	815
Other expense	509	264

Income before provision for income taxes	55,669	44,990
Provision for income taxes	18,705	15,792

Net income	$36,964	$29,198

Net income per share	$0.66	$0.55

Net income per share, assuming dilution	$0.63	$0.53

Weighted average common shares outstanding	55,893	53,196

Weighted average common shares outstanding, assuming dilution	58,317	55,558

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six months ended April 30,
In thousands	2004	2003
Net income	$36,964	$29,198
Other comprehensive income (loss):
Foreign currency translation adjustment	4,553	13,614
Net unrealized gain (loss) on derivative instruments, net of tax of ($1,024) (2004) and $182 (2003)	1,667	(1,071)

Comprehensive income	$43,184	$41,741

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,
In thousands	2004	2003
Cash flows from operating activities:
Net income	$36,964	$29,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,365	9,272
Provision for doubtful accounts	3,737	2,925
Loss on sale of fixed assets	869	78
Foreign currency (gain) loss	(649)	28
Interest accretion	633	391
Changes in operating assets and liabilities:
Trade accounts receivable	(30,415)	(26,334)
Other receivables	1,121	(1,594)
Inventories	21,748	(8,977)
Prepaid expenses and other current assets	(5,645)	(1,884)
Other assets	(1,496)	(1,583)
Accounts payable	(2,530)	(10,463)
Accrued liabilities	(394)	(6,531)
Income taxes payable	5,125	4,014

Net cash provided by (used in) operating activities	41,433	(11,460)
Cash flows from investing activities:
Capital expenditures	(19,370)	(15,313)
Business acquisitions, net of cash acquired	(5,605)	(27,706)

Net cash used in investing activities	(24,975)	(43,019)
Cash flows from financing activities:
Borrowings on lines of credit	12,713	96,299
Payments on lines of credit	(20,449)	(29,975)
Borrowings on long-term debt	4,091	7,769
Payments on long-term debt	(6,271)	(8,106)
Proceeds from stock option exercises	6,798	7,042

Net cash (used in) provided by financing activities	(3,118)	73,029
Effect of exchange rate changes on cash	1,129	241

Net increase in cash and cash equivalents	14,469	18,791
Cash and cash equivalents, beginning of period	27,866	2,597

Cash and cash equivalents, end of period	$42,335	$21,388

Supplementary cash flow information - Cash paid during the period for:
Interest	$2,638	$3,213

Income taxes	$12,947	$11,415

Non-cash investing and financing activities:
Common stock issued for business acquisition	$—	$71,252

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2004 and 2003. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2003 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.	New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” and issued FIN 46 (R) in December 2003, which amended FIN 46. FIN 46 requires certain variable interest entities to be consolidated in certain circumstances by the primary beneficiary even if it lacks a controlling financial interest. Adopting FIN 46 and FIN 46 (R) will not have a material impact on the Company’s operational results or financial position since it does not have any variable interest entities.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
In thousands	2004	2003	2004	2003
Actual net income	$27,790	$22,630	$36,964	$29,198
Less stock-based employee compensation expense determined under the fair value based method, net of tax	2,282	1,298	4,358	2,324

Pro forma net income	$25,508	$21,332	$32,606	$26,874

Actual net income per share	$0.49	$0.42	$0.66	$0.55

Pro forma net income per share	$0.45	$0.39	$0.58	$0.51

Actual net income per share, assuming dilution	$0.47	$0.40	$0.63	$0.53

Pro forma net income per share, assuming dilution	$0.44	$0.38	$0.56	$0.49

4.	Inventories

Inventories consist of the following:

	April 30,	October 31,
In thousands	2004	2003
Raw Materials	$12,537	$10,708
Work-In-Process	8,333	8,426
Finished Goods	106,448	127,306

	$127,318	$146,440

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	April 30, 2004			October 31, 2003
		Amorti-			Amorti-
In thousands	Gross Amount	zation	Net Book Value	Gross Amount	zation	Net Book Value
Amortizable trademarks	$3,173	$(584)	$2,589	$2,453	$(489)	$1,964
Amortizable licenses	10,105	(1,432)	8,673	10,105	(926)	9,179
Non-amortizable trademarks	55,572	—	55,572	54,434	—	54,434

	$68,850	$(2,016)	$66,834	$66,992	$(1,415)	$65,577

Certain trademarks and licenses are amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the six months ended April 30, 2004 was $0.6 million. Annual amortization expense is estimated to be approximately $1.3 million in each of the fiscal years ending October 31, 2005 through 2007 and approximately $1.2 million in each of the fiscal years ending October 31, 2008 through 2009. Goodwill related to the Company’s geographic segments is as follows:

	April 30,	October 31,
In thousands	2004	2003
Americas	$52,664	$50,670
Europe	44,103	41,592
Asia/Pacific	6,972	6,571

	$103,739	$98,833

Goodwill arose primarily from the acquisitions of Quiksilver Europe, The Raisin Company, Inc., Mervin, Freestyle SA, Beach Street and Quiksilver Asia/Pacific. Goodwill increased during the six months ended April 30, 2004 as a result of the Company’s acquisition of its Swiss distributor, Sunshine Diffusion SA, as well as from the contingent purchase price payment recorded related to the acquisition of Quiksilver Asia/Pacific, as described in Note 9 to the financial statements.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	April 30,	October 31,
In thousands	2004	2003
Foreign currency translation adjustment	$28,423	$23,870
Loss on cash flow hedges and interest rate swaps	(2,351)	(4,018)

	$26,072	$19,852

7.	Segment Information

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

Information related to the Company’s geographical segments is as follows:

	Three Months Ended April 30,
In thousands	2004	2003
Revenues:
Americas	$148,536	$127,537
Europe	140,286	108,464
Asia/Pacific	33,205	25,557
Corporate Operations	552	652

	$322,579	$262,210

Gross Profit:
Americas	$61,044	$54,925
Europe	69,053	51,590
Asia/Pacific	16,229	11,416
Corporate Operations	717	652

	$147,043	$118,583

Operating Income:
Americas	$18,929	$17,627
Europe	26,258	21,181
Asia/Pacific	3,832	3,813
Corporate Operations	(6,623)	(5,412)

	$42,396	$37,209

	Six Months Ended April 30,
In thousands	2004	2003
Revenues:
Americas	$271,735	$229,504
Europe	246,469	185,710
Asia/Pacific	59,486	37,659
Corporate operations	1,031	1,417

	$578,721	$454,290

Gross profit:
Americas	$110,878	$94,075
Europe	120,338	86,970
Asia/Pacific	28,714	17,629
Corporate operations	782	1,417

	$260,712	$200,091

	Six Months Ended April 30,
In thousands	2004	2003
Operating income:
Americas	$29,098	$23,381
Europe	39,144	30,274
Asia/Pacific	5,049	5,572
Corporate operations	(11,961)	(8,935)

	$61,330	$50,292

Identifiable assets:
Americas	$324,832	$270,045
Europe	335,983	254,770
Asia/Pacific	86,676	134,508
Corporate operations	6,304	5,529

	$753,795	$664,852

8.	Derivative Financial Instruments

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $1.6 million was recognized related to these types of derivatives during the six months ended April 30, 2004. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of April 30, 2004, the Company was hedging forecasted transactions expected to occur in the following 13 months. Assuming exchange rates at April 30, 2004 remain constant, $0.1 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 13 months. Also included in accumulated other comprehensive income at April 30, 2004 is a $2.3 million loss, net of tax, related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling a loss of $0.1 million, net of tax, which is related to the Company’s U.S. dollar denominated long-term debt that matures through fiscal 2007.

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

During the six months ended April 30, 2004, the Company reclassified into earnings a net loss of $3.8 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at April 30, 2004 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
U.S. dollars	$83,227	May 2004 – May 2005	$282
Australian dollars	15,821	Sept 2005	2,978
New Zealand dollar	1,126	Aug 2004 – Sept 2004	(11)
Euro	29,259	May 2004 – Oct 2004	572
British Pounds	8,872	May 2004 – June 2004	(200)
Interest rate swap	3,125	Oct 2004	(49)
Interest rate swap	7,073	Jan 2007	(581)

	$148,503		$2,991

9.	Business Acquisitions

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

Effective December 1, 2002, the Company acquired its licenses in Australia and Japan to unify its global operating platform. This group of companies is referred to herein as “Quiksilver Asia/Pacific” and comprises two Australian companies, Ug Manufacturing Co. Pty Ltd. and QSJ Holding Pty Ltd., and one Japanese company, Quiksilver Japan KK. The initial purchases price, excluding transaction costs, included cash of $25.3 million and 5.6 million shares of the Company’s common stock valued at $71.3 million. The sellers are entitled to future payments denominated in Australian dollars ranging from zero to $23.1 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill was increased by $4.0 million in the six months ended April 30, 2004, as a result of contingent consideration related to the transaction that was paid during the three months ended April 30, 2004.

Effective May 1, 2004, the Company acquired DC Shoes, Inc., the premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the U.S. and internationally. The purchase price is subject to adjustment based on DC Shoes, Inc.’s closing balance sheet, which is expected to be finalized during the three months ending July 31, 2004. Before adjustment, the purchase price consists of an initial payment of $55.6 million in cash, 1.6 million restricted shares of the Company’s common stock, the assumption of approximately $16.5 million in funded indebtedness, and contingent consideration of up to $57.0 payable over four years through 2007 if DC Shoes, Inc. reaches certain performance targets. Due to the recent closing of the acquisition, the Company has not completed the allocation of its purchase price to the fair value of the individual assets and liabilities acquired.

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

Results of Operations

The table below shows the components in our statements of income as a percentage of revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	45.6	45.2	45.1	44.0
Selling, general and administrative expense	32.4	31.0	34.5	33.0

Operating income	13.2	14.2	10.6	11.0
Interest Expense	0.5	0.8	0.5	0.9
Foreign currency and other expenses	(0.3)	0.1	0.5	0.2

Income before provision for income taxes	13.0%	13.3%	9.6%	9.9%

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

Revenues for the three months ended April 30, 2004 increased 23% to $322.6 million from $262.2 million in the comparable period of the prior year. Revenues in the Americas increased 16% to $148.5 million for the three months ended April 30, 2004 from $127.5 million in the comparable period of the prior year, and European revenues increased 29% to $140.3 million from $108.5 million for those same periods. As measured in euros, Quiksilver Europe’s functional currency, revenues in the current year’s quarter increased 14% compared to the prior year. Asia/Pacific revenues increased 30% to $33.2 million for the three months ended April 30, 2004 from $25.6 million for the three months ended April 30, 2003. In Australian dollars, Asia/Pacific revenues increased 3% compared to the prior year. In the Americas, men’s revenues increased 5% to $66.0 million from $62.7 million in the comparable period of the prior year, while women’s revenues increased 28% to $81.9 million from $64.1 million. Revenues from snowboards, boots and bindings amounted to $0.6 million for the current year’s quarter compared to $0.7 million in the prior year. The increase in Americas’ men’s revenues came from the Quiksilver Young Men’s and Quiksilveredition divisions. The increase in Americas’ women’s revenues came from both women’s divisions, Roxy and Raisins. In Europe and as reported in dollars, men’s revenues increased 22% to $101.3 million from $83.0 million, while women’s revenues increased 53% to $39.0 million from $25.5 million. The European men’s revenues increase came from the Quiksilver Young Men’s and Boys divisions, and the women’s revenue increase reflects growth in the Roxy division. These comparisons of revenues in Europe were impacted by the strong euro in comparison to the prior year. In euros, men’s revenues increased 7% and women’s revenues increased 35%.

Our consolidated gross profit margin for the three months ended April 30, 2004 increased to 45.6% from 45.2% in the comparable period of the prior year. The Americas’ gross profit margin decreased to 41.1% from 43.1%, while the European gross profit margin increased to 49.2% from 47.6% for those same periods. The Asia/Pacific gross profit margin for the three months ended April 30, 2004 increased to 48.9% from 44.7% for three months ended April 30, 2003. The decrease in the Americas’ gross profit margin was primarily due to increased sales of end-of-season inventories compared to the prior year. The profit margins on such sales are lower than goods sold during the season. In Europe and Asia/Pacific, the gross profit margin increased primarily due to lower production costs resulting from a stronger euro and Australian dollar in comparison to the prior year and from a higher percentage of sales through company-owned retail stores. While we earn higher gross margins on sales in company-owned stores, these higher gross margins are generally offset by store operating costs.

Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2004 increased 29% to $104.6 million from $81.4 million in the comparable period of the prior year. Americas’ SG&A increased 13% to $42.1 million from $37.3 million in the comparable period of the prior year, and European SG&A increased 41% to $42.8 million from $30.4 million for those same periods. Asia/Pacific SG&A totaled $12.4 million for the three months ended April 30, 2004 versus $7.6 million in the comparable period of the prior year. The increase in the Americas’, European and Asia/Pacific SG&A was primarily due to additional retail stores, higher personnel and other costs related to increased sales volume and additional marketing. The stronger euro and Australian dollar in relation to the previous year also contributed to higher SG&A. In the Americas, SG&A decreased to 28.4% of revenues from 29.2% of revenues as the costs of additional company-owned retail stores was more than offset by general expense leverage as revenues grew. In Europe, SG&A increased to 30.5% of revenues from 28.0% of revenues due primarily to additional company-owned retail stores and increased marketing. Corporate operations SG&A increased to $7.3 million in the three months ended April 30, 2004 from $6.1 million in the prior year primarily due to higher expenses to support our trademarks and brands around the world.

Interest expense for the three months ended April 30, 2004 decreased 30% to $1.5 million from $2.1 million in the comparable period of the prior year. This decrease was primarily due to lower average debt balances in the Americas and Europe compared to the prior year.

Derivative contracts that we use to mitigate our exposure to the effect of foreign exchange rate fluctuations on our European profits as reported in U.S. dollars resulted in a foreign currency gain of $1.2 million for the three months ended April 30, 2004 as the euro weakened versus the U.S. dollar in comparison to January 31, 2004. This gain compares to a loss of $0.3 million in the comparable period of the prior year as the euro was strengthening versus the U.S. dollar.

The effective income tax rate for the three months ended April 30, 2004, which is based on current estimates of the annual effective income tax rate, decreased to 33.6% from 34.9% in the comparable period of the prior year as the effect of foreign income taxes continues to reduce our effective income tax rate.

As a result of the above factors, net income for the three months ended April 30, 2004 increased 23% to $27.8 million or $0.47 per share on a diluted basis from $22.6 million or $0.40 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.49 per share for the three months ended April 30, 2004 from $0.42 in the comparable period of the prior year.

Six Months Ended April 30, 2004 Compared to Six Months Ended April 30, 2003

Revenues for the six months ended April 30, 2004 increased 27% to $578.7 million from $454.3 million in the comparable period of the prior year. Revenues in the Americas increased 18% to $271.7 million for the six months ended April 30, 2004 from $229.5 million in the comparable period of the prior year, and European revenues increased 33% to $246.5 million from $185.7 million for those same periods. As measured in euros, Quiksilver Europe’s revenues in the first six months of the current year increased 15% as compared to the prior year. Asia/Pacific revenues totaled $59.5 million in the six months ended April 30, 2003 compared to $37.7 million in the comparable period of the prior year, which includes five months of results since the effective date of the acquisition on December 1, 2002. In the Americas, men’s revenues increased 9% to $121.9 million from $111.5 million in the comparable period of the prior year, while women’s revenues increased 27% to $148.0 million from $116.2 million. Revenues of snowboards, boots and bindings amounted to $1.8 million in the current year’s six-month period, equaling revenues of $1.8 million in the comparable period of the prior year. The increase in Americas’ men’s revenues came primarily from the Quiksilver Young Men’s, Boys and Quiksilveredition divisions. The increase in Americas’ women’s revenues came from both the Roxy and Raisins divisions. In Europe and as reported in dollars, men’s revenues increased 30% to $180.8 million from $138.8 million, while women’s revenues increased 40% to $65.7 million from $46.9 million. The European men’s revenue increase came primarily from the Quiksilver Young Men’s, Boys and Hawk divisions, and the women’s revenue increase reflects growth in the Roxy division. The revenues in Europe were impacted by the strong euro in comparison to the prior year. In euros, men’s revenues increased 14% and women’s revenues increased 22%.

Our consolidated gross profit margin for the six months ended April 30, 2004 increased to 45.0% from 44.0% in the comparable period of the prior year. The Americas’ gross profit margin decreased somewhat to 40.8% from 41.0%, while the European gross profit margin increased to 48.8% from 46.8% and the Asia/Pacific gross profit margin increased to 48.3% from 46.8% for those same periods. The decrease in the Americas’ gross profit margin resulted primarily from increased sales of end-of-season inventories during the three months ended April 30, 2004 compared to the prior year. The profit margins on such sales are lower than goods sold during the season. In Europe and Asia/Pacific, the gross profit margin increased primarily due to lower production costs resulting from a stronger euro and Australian dollar in comparison to the prior year and a higher level of sales through company-owned retail stores in comparison to the prior year.

SG&A for the six months ended April 30, 2004 increased 33% to $199.4 million from $149.8 million in the comparable period of the prior year. America’s SG&A increased 16% to $81.8 million from $70.7 million in the comparable period of the prior year, and European SG&A increased 43% to $81.2 from $56.7 for those same periods. Asia/Pacific SG&A totaled $23.7 million in the six months ended April 30, 2004 compared to $12.1 million in the comparable period of the prior year, which includes five months of results since the effective date of the acquisition on December 1, 2002. The increase in the Americas’, European and Asia/Pacific SG&A was primarily due to additional retail stores, expenses related to increased sales volume and additional marketing. The stronger euro and Australian dollar also contributed to higher SG&A in Europe and Asia/Pacific. In each segment, SG&A increased as a percentage of revenues primarily as a result of additional company-owned retail stores and from increased marketing activities in the six months ended April 30, 2004. Corporate operations SG&A increased to $12.7 million in the six months ended April 30, 2004 from $10.4 million in the comparable period of the prior year primarily due to higher expenses to support our trademarks and brands around the world.

Interest expense for the six months ended April 30, 2004 decreased 27% to $3.1 million from $4.2 million in the comparable period of the prior year. This decrease was due primarily to lower average debt balances in the Americas and Europe compared to the prior year.

The effective income tax rate for the six months ended April 30, 2004, which is based on current estimates of the annual effective income tax rate, decreased to 33.6% from 35.1% in the comparable period of the prior year as the effect of foreign income taxes continues to reduce our effective income tax rate.

As a result of the above factors, net income for the six months ended April 30, 2004 increased 27% to $37.0 million or $0.63 per share on a diluted basis from $29.2 million or $0.53 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.66 for the six months ended April 30, 2004 from $0.55 in the comparable period of the prior year.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the U.S., Europe and Australia make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

Cash Flows

We generated $41.4 million of cash from operating activities in the six months ended April 30, 2004 compared to using $11.5 million for the comparable period of the prior year. This $52.9 million increase in cash provided was primarily due to changes in inventories and accounts payable and the increase in earnings. During the six months ended April 30, 2004 inventories decreased and generated cash of $19.2 million net of the change in accounts payable. This is a $38.6 million improvement compared to using cash of $19.4 million in the comparable period of the prior year. The increase in net income adjusted for non-cash expenses provided cash of $53.9 million in the six months ended April 30, 2004 compared to $41.9 million in the comparable period of prior year, an increase of $12.0 million.

Capital expenditures totaled $19.4 million for the six months ended April 30, 2004, compared to $15.3 million in the comparable period of the prior year. These investments include company-owned Boardriders Clubs and ongoing investments in computer and warehouse equipment. During the six months ended April 30, 2004, we used $5.6 million of cash, net of cash acquired, to purchase our Swiss distributor in Europe and make a contingent purchase price payment to the former shareholders of our Asia/Pacific division. See Note 9 - Business Acquisitions.

During the six months ended April 30, 2004, net cash used in financing activities totaled $3.1 million, compared to cash provided of $73.0 million in the comparable period of the prior year. Borrowings were reduced with the increase in cash provided by operating activities during the period.

The net increase in cash and cash equivalents for the six months ended April 30, 2004 was $14.5 million compared to $18.8 million in the comparable period of the prior year. Cash and cash equivalents totaled $42.3 million at April 30, 2004 compared to $27.9 million at October 31, 2003, while working capital was $325.2 million at April 30, 2004 compared to $286.6 million at October 31, 2003. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future and that increases in our lines of credit can be obtained as needed to fund future growth.

Trade Accounts Receivable and Inventories

Accounts receivable increased 15% to $257.1 million at April 30, 2004 from $224.4 million at October 31, 2003. Accounts receivable in the Americas increased 24% to $101.3 million at April 30, 2004 from $81.9 million at October 31, 2003, and European accounts receivable increased 25% to $137.0 million from $109.9 million for that same period. Asia/Pacific accounts receivable decreased 42% to $18.8 million at April 30, 2004 from $32.6 million at October 31, 2003. As compared to April 30, 2003, accounts receivable in the Americas increased 13%, European accounts receivable increased 16% and Asia/Pacific accounts receivable did not change. The growth in accounts receivable across the regions was less than the related increases in revenues.

Consolidated inventories decreased 13% to $127.3 million at April 30, 2004 from $146.4 million at October 31, 2003. Inventories in the Americas decreased 12% to $76.3 million from $86.4 million at October 31, 2003. European inventories decreased 15% to $37.4 million at April 30, 2004 from $43.8 million at October 31, 2003, while the Asia/Pacific inventories decreased 16% to $13.6 million from $16.2 million for those same periods.

Consolidated inventories increased 5% compared to April 30, 2003. Inventories in the Americas decreased 8% compared to the year earlier as we shipped our end-of-season inventories sooner than we did in the prior year. Inventories in Europe and Asia/Pacific increased 35% and 29%, respectively, from the year earlier, which is generally in line with the growth in sales. The stronger euro and Australian dollar in relation to the U.S dollar increased the value of the inventories by approximately $4.0 million. Adjusting for these foreign exchange effects, consolidated inventories increased 2%.

Contractual Obligations and Commitments

On March 8, 2004, we signed a definitive stock purchase agreement to acquire DC Shoes, Inc., the premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the U.S. and internationally. The transaction closed effective May 1, 2004 with an initial payment of $55.6 million in cash and the issuance of 1.6 million restricted shares of our common stock. At the time of the purchase, DC Shoes had approximately $16.5 million in funded indebtedness. The purchase price is subject to adjustment based on DC Shoes, Inc.’s closing balance sheet, which is expected to be finalized during the three months ending July 31, 2004, and contingent consideration of up to $57.0 is potentially payable over four years through 2007 if DC Shoes, Inc. reaches certain performance targets. In connection with the purchase, the size of our existing line of credit was increased from $170 million to $200 million and we funded the cash portion of the purchase price with borrowings under the expanded line of credit.

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

As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into various foreign exchange contracts generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivatives in other comprehensive income. We also use other derivatives that do not qualify for hedge accounting to mitigate our exposure to currency risks related to the translation of the foreign currency financial statements of certain of our international subsidiaries from their functional currencies into U.S. dollars.. These derivatives are marked to fair value with corresponding gains or losses recorded in earnings.

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

European revenues increased 15% in euros during the six months ended April 30, 2004 compared to the six months ended April 30, 2003. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, European revenue growth increased to 33% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s third quarter, the euro continues to be stronger relative to the U.S. dollar in comparison to the prior year.

Asia/Pacific revenues increased 24% in Australian dollars during the six months ended April 30, 2004 compared to the six months ended April 30, 2003. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, Asia/Pacific revenue growth increased to 58% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s third quarter, the Australian dollar continues to be stronger relative to the U.S. dollar in comparison to the prior year.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2004, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2004.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 3, 2004 we purchased all of the outstanding shares of DC Shoes, Inc., pursuant to a stock purchase agreement dated March 8, 2004, as amended May 3, 2004, among us, DC Shoes, the shareholders of DC Shoes at closing, the DC Shoes, Inc. Employee Share Trust and Damon Way.

In connection with our purchase from the shareholders, from the shareholders, we paid the shareholders and the beneficiaries of the Trust approximately $56 million in cash (subject to a working capital adjustment and an indemnity holdback) and 1,584,575 unregistered shares of our Common Stock. In addition, if DC Shoes reaches certain performance targets, the shareholders and the beneficiaries may receive up to an additional $57 million paid over four years through 2007.

The issuance of our shares was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The shareholders represented to us their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the stock certificates that were issued. There were no commissions or underwriting discounts paid in connection with the issuance of the shares.

Item 4. Submission of Matters to a Vote of Security-Holders

The Company’s Annual Meeting of Stockholders was held on March 26, 2004. At the Annual Meeting, the following directors were elected to serve on the Company’s Board of Directors until the next Annual Meeting and until their respective successors are elected and qualified:

	Votes	Votes
	For	Withheld
Robert B. McKnight, Jr.	39,307,824	10,304,019
William M. Barnum, Jr.	48,323,818	1,288,025
Charles E. Crowe	39,307,830	10,304,013
Michael H. Gray	48,323,818	1,288,025
Robert G. Kirby	37,451,433	12,160,410
Bernard Mariette	39,058,217	10,553,626
Franck Riboud	35,859,089	13,752,754
Tom Roach	48,323,412	1,288,431

In addition, the amendment of the Company’s 2000 Stock Incentive Plan was approved by the stockholders with 32,509,075 votes for, 7,108,922 votes against, and 59,783 votes abstained, and the approval of the material terms of performance goals for the Company’s Long-Term Incentive Plan was approved by the stockholders with 37,683,052 votes for, 978,544 votes against, and 60,692 votes abstained.

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

The Company filed a report on Form 8-K on March 10, 2004, to make a Regulation FD disclosure regarding press releases dated March 10, 2004 and March 8, 2004.

The Company filed a report on Form 8-K on May 18, 2004 to report the acquisition of DC Shoes, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
June 14, 2004	/s/ Steven L. Brink
Steven L. Brink Chief Financial Officer and Treasurer (Principal Accounting Officer)