Form 10-Q
period 2004-07-31
QUIKSILVER INC
filed 2004-09-14
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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
September 10, 2004 was
58,452,134

QUIKSILVER, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
In thousands, except share amounts	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$45,389	$27,866
Trade accounts receivable, less allowance for doubtful accounts of $11,248 (2004) and $8,700 (2003)	271,399	224,418
Other receivables	11,086	7,617
Inventories	171,639	146,440
Deferred income taxes	22,350	17,472
Prepaid expenses and other current assets	13,871	9,732

Total current assets	535,734	433,545

Fixed assets, less accumulated depreciation and amortization of $86,680 (2004) and $69,771 (2003)	111,690	99,299
Intangible assets, net	114,962	65,577
Goodwill	131,328	98,833
Deferred income taxes	3,381	1,984
Other assets	11,793	8,732

Total assets	$908,888	$707,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$5,190	$20,951
Accounts payable	97,818	64,537
Accrued liabilities	54,069	41,759
Current portion of long-term debt	9,880	8,877
Income taxes payable	14,443	10,796

Total current liabilities	181,400	146,920

Long-term debt, net of current portion	176,716	114,542

Total liabilities	358,116	261,462

Stockholders’ equity
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 85,000,000; issued and outstanding shares – 59,894,734 (2004) and 57,020,517 (2003)	599	570
Additional paid-in-capital	197,335	155,310
Treasury stock, 1,442,600 shares	(6,778)	(6,778)
Retained earnings	334,048	277,554
Accumulated other comprehensive income	25,568	19,852

Total stockholders’ equity	550,772	446,508

Total liabilities and stockholders’ equity	$908,888	$707,970

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended July 31,
In thousands, except per share amounts	2004	2003
Revenues	$337,930	$251,498
Cost of goods sold	187,523	144,369

Gross profit	150,407	107,129

Selling, general and administrative expense	118,864	85,684

Operating income	31,543	21,445

Interest expense	1,498	2,232
Foreign currency (gain) loss	(28)	801
Other expense	392	146

Income before provision for income taxes	29,681	18,266

Provision for income taxes	10,151	6,348

Net income	$19,530	$11,918

Net income per share	$0.33	$0.22

Net income per share, assuming dilution	$0.32	$0.21

Weighted average common shares outstanding	58,386	55,077

Weighted average common shares outstanding, assuming dilution	60,813	57,567

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended July 31,
In thousands, except per share amounts	2004	2003
Revenues	$916,651	$705,788
Cost of goods sold	505,532	398,568

Gross profit	411,119	307,220

Selling, general and administrative expense	318,246	235,483

Operating income	92,873	71,737

Interest expense	4,563	6,455
Foreign currency loss	2,059	1,616
Other expense	901	410

Income before provision for income taxes	85,350	63,256

Provision for income taxes	28,856	22,140

Net income	$56,494	$41,116

Net income per share	$1.00	$0.76

Net income per share, assuming dilution	$0.95	$0.73

Weighted average common shares outstanding	56,730	53,827

Weighted average common shares outstanding, assuming dilution	59,168	56,244

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine months ended July 31,
In thousands	2004	2003
Net income	$56,494	$41,116
Other comprehensive income:
Foreign currency translation adjustment	3,977	16,986
Net unrealized gain on derivative instruments, net of tax of $(1,138) (2004) and $(878) (2003)	1,739	1,119

Comprehensive income	$62,210	$59,221

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended July 31,
In thousands	2004	2003
Cash flows from operating activities:

Net income	$56,494	$41,116

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,546	15,206
Provision for doubtful accounts	5,796	4,565
Loss on sale of fixed assets	668	332
Foreign currency (gain) loss	(488)	42
Interest accretion	884	586
Changes in operating assets and liabilities:
Trade accounts receivable	(32,666)	(16,036)
Other receivables	(240)	(3,099)
Inventories	(10,104)	(45,097)
Prepaid expenses and other current assets	(957)	(3,765)
Other assets	(2,058)	(1,807)
Accounts payable	18,964	25,028
Accrued liabilities	11,507	(2,360)
Income taxes payable	7,523	7,921

Net cash provided by operating activities	74,869	22,632

Cash flows from investing activities:
Capital expenditures	(33,364)	(23,382)
Business acquisitions, net of cash acquired	(55,767)	(27,790)

Net cash used in investing activities	(89,131)	(51,172)

Cash flows from financing activities:
Borrowings on lines of credit	80,801	108,025
Payments on lines of credit	(52,259)	(34,609)
Borrowings on long-term debt	4,916	12,298
Payments on long-term debt	(11,216)	(22,848)
Proceeds from stock option exercises	7,904	10,395

Net cash provided by financing activities	30,146	73,261
Effect of exchange rate changes on cash	1,639	2,045

Net increase in cash and cash equivalents	17,523	46,766
Cash and cash equivalents, beginning of period	27,866	2,597

Cash and cash equivalents, end of period	$45,389	$49,363

Supplementary cash flow information -
Cash paid during the period for:
Interest	$4,021	$4,763

Income taxes	$17,989	$13,139

Non-cash investing and financing activities:
Common stock issued for business acquisition	$27,312	$71,252

Deferred purchase price obligation	$6,460	$4,535

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 2004 and 2003. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2003 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

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

In March 2004, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. This provision would be effective with the Company’s fourth fiscal quarter ending July 31, 2004. The Company does not expect the adoption of EITF 03-1 to have a material impact on its financial position or results of operations because the Company does not hold any applicable investments.

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

	Three Months		Nine Months
	Ended		Ended
	July 31,		July 31,
In thousands	2004	2003	2004	2003
Actual net income	$19,530	$11,918	$56,494	$41,116
Less: stock-based employee compensation expense determined under the fair value based method, net of tax	2,032	1,443	6,127	3,767

Pro forma net income	$17,498	$10,475	$50,367	$37,349

Actual net income per share	$0.33	$0.22	$1.00	$0.76

Pro forma net income per share	$0.30	$0.19	$0.89	$0.69

Actual net income per share, assuming dilution	$0.32	$0.21	$0.95	$0.73

Pro forma net income per share, assuming dilution	$0.29	$0.18	$0.86	$0.67

4.	Inventories

Inventories consist of the following:

	July 31,	October 31,
In thousands	2004	2003
Raw Materials	$14,349	$10,708
Work-In-Process	5,837	8,426
Finished Goods	151,453	127,306

	$171,639	$146,440

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	July 31, 2004			October 31, 2003
	Gross	Amorti-	Net Book	Gross	Amorti-	Net Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$3,348	$(648)	$2,700	$2,453	$(489)	$1,964
Amortizable licenses	10,105	(1,684)	8,421	10,105	(926)	9,179
Amortizable non-compete agreements	2,100	(150)	1,950	—	—	—
Amortizable patents and other	1,733	(54)	1,679	—	—	—
Amortizable customer relationships	1,800	(45)	1,755	—	—	—
Non-amortizable trademarks	98,457	—	98,457	54,434	—	54,434

	$117,543	$(2,581)	$114,962	$66,992	$(1,415)	$65,577

Certain trademarks are amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Licenses, non-compete agreements, patents and customer relationships are amortized by the Company using estimated useful lives of 42 months to 18 years. Intangible amortization expense for the nine months ended July 31, 2004 was $1.2 million. Annual amortization expense is estimated to be approximately $2.2 million in each of the fiscal years ending October 31, 2005 through 2007 and approximately $1.6 million in fiscal years ending October 31, 2008 and 2009. Goodwill related to the Company’s geographic segments is as follows:

	July 31,	October 31,
In thousands	2004	2003
Americas	$66,523	$50,670
Europe	55,093	41,592
Asia/Pacific	9,712	6,571

	$131,328	$98,833

Goodwill arose primarily from the acquisitions of Quiksilver Europe, The Raisin Company, Inc., Mervin, Freestyle SA, Beach Street, Quiksilver Asia/Pacific and DC Shoes, Inc. Goodwill increased during the nine months ended July 31, 2004 as a result of the Company’s acquisition of its Swiss distributor, Sunshine Diffusion SA, from the contingent purchase price payment recorded related to the acquisition of Quiksilver Asia/Pacific, as a result of the Company’s acquisition of DC Shoes, Inc. as described in Note 9 to these financial statements, and also due to foreign exchange fluctuations.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	July 31,	October 31,
In thousands	2004	2003
Foreign currency translation adjustment	$27,847	$23,870
Loss on cash flow hedges and interest rate swaps	(2,279)	(4,018)

	$25,568	$19,852

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company has historically operated in the Americas (primarily the U.S.) and Europe. Effective with its acquisition of Quiksilver Asia/Pacific on December 1, 2002, the Company has added operations in Australia, Japan, New Zealand and other Southeast Asian countries and territories. Accordingly, the Company has revised its geographic segments to include Asia/Pacific and corporate operations. Costs that support all three geographic segments, including trademark protection and maintenance, finance and accounting, the Hong Kong sourcing office, licensing functions and related royalty income are part of corporate operations. No single customer accounts for more than 10% of the Company’s revenues.

Information related to the Company’s geographical segments is as follows:

	Three Months Ended July 31,
In thousands	2004	2003
Revenues:
Americas	$187,880	$137,366
Europe	115,436	93,852
Asia/Pacific	33,108	19,775
Corporate Operations	1,506	505

	$337,930	$251,498

Gross Profit:
Americas	$75,286	$52,048
Europe	58,194	45,612
Asia/Pacific	16,254	8,964
Corporate Operations	673	505

	$150,407	$107,129

Operating Income:
Americas	$22,610	$13,694
Europe	13,296	11,749
Asia/Pacific	3,812	624
Corporate Operations	(8,175)	(4,622)

	$31,543	$21,445

	Nine Months Ended July 31,
In thousands	2004	2003
Revenues:
Americas	$459,615	$366,870
Europe	361,905	279,562
Asia/Pacific	92,594	57,434
Corporate Operations	2,537	1,922

	$916,651	$705,788

Gross Profit:
Americas	$186,164	$146,123
Europe	178,532	132,582
Asia/Pacific	44,968	26,593
Corporate Operations	1,455	1,922

	$411,119	$307,220

Operating Income:
Americas	$51,708	$37,075
Europe	52,440	42,023
Asia/Pacific	8,861	6,196
Corporate Operations	(20,136)	(13,557)

	$92,873	$71,737

Identifiable assets:
Americas	$417,894	$289,697
Europe	382,691	292,919
Asia Pacific	96,120	139,732
Corporate Operations	12,183	8,576

	$908,888	$730,924

8.	Derivative Financial Instruments

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $1.9 million was recognized related to these types of derivatives during the nine months ended July 31, 2004. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of July 31, 2004, the Company was hedging forecasted transactions expected to occur in the following 14 months. Assuming exchange rates at July 31, 2004 remain constant, $0.3 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 14 months. Also included in accumulated other comprehensive income at July 31, 2004 is a $1.9 million loss, net of tax, related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling a loss of $0.1 million, net of tax, which is related to the Company’s U.S. dollar denominated long-term debt that matures through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the nine months ended July 31, 2004, the Company reclassified into earnings a net loss of $3.4 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at July 31, 2004 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
U.S. dollars	$109,291	Aug 2004 – Sept 2005	$(575)
Australian dollars	15,821	Sept 2005	2,911
New Zealand dollars	1,148	Aug 2004 – Sept 2004	44
Euro	18,000	Aug 2004 – Oct 2004	10
Interest rate swaps	1,563	Oct 2004	(15)
Interest rate swaps	6,765	Jan 2007	(480)

	$152,588		$1,895

9.	Business Acquisitions

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

Effective December 1, 2002, the Company acquired its licenses in Australia and Japan to unify its global operating platform. This group of companies is referred to herein as “Quiksilver Asia/Pacific” and comprises two Australian companies, Ug Manufacturing Co. Pty Ltd. and QSJ Holding Pty Ltd., and one Japanese company, Quiksilver Japan KK. The initial purchases price, excluding transaction costs, included cash of $25.3 million and 5.6 million shares of the Company’s common stock valued at $71.3 million. The sellers are entitled to future payments denominated in Australian dollars ranging from zero to $23.1 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill was increased by $4.0 million in the nine months ended July 31, 2004, as a result of contingent consideration related to the transaction that was paid during the period.

Effective May 1, 2004, the Company acquired DC Shoes, Inc. (“DC”), a premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the U.S. and internationally. The operations of DC have been included in the Company’s results since May 1, 2004.

The initial purchase price, excluding transaction costs, includes cash of approximately $48.0 million, 1.6 million restricted shares of the Company’s common stock valued at $27.3 million and the assumption of approximately $15.3 million in funded indebtedness. Transaction costs are estimated to total $2.4 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The initial purchase price is subject to adjustment based on working capital at the date of acquisition. The Company anticipates finalizing the initial purchase price with the sellers during fiscal 2004. Additionally, the Company’s final purchase price allocation is subject to adjustment based on completion of the integration plan for DC into the Company’s operations, which includes assessments of acquired facilities, personnel and systems. The sellers are entitled to future payments ranging from zero to $57 million if certain performance targets are achieved during the four years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies the Company believes can be achieved integrating DC’s product lines and operations with the Company’s, and is not expected to be deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

In thousands
Current assets	$37,000
Fixed assets	1,500
Deferred income taxes	2,000
Intangible assets	42,000
Goodwill	27,000

Total assets acquired	109,500
Liabilities	16,500

Net assets acquired	$93,000

The results of operations for each of the acquisitions are included in the Condensed Consolidated Statements of Income from their respective acquisition dates. Assuming these acquisitions had occurred as of November 1, 2002, consolidated net sales would have been $964.5 million and $786.8 million for the nine months ended July 31, 2004 and 2003, respectively. Net income would have been $54.4 million and $42.5 million, respectively, for those same periods, and diluted earnings per share would have been $0.90 and $0.72, respectively.

10. Other Contingent Contractual Obligations

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

We are a globally integrated company that designs, produces and distributes branded clothing, accessories and related products for young-minded people. Our brands represent a casual lifestyle–driven from our authentic boardriding heritage. We generate revenues primarily in the United States, Europe and Asia/Pacific markets. Our products are sold primarily in surf shops, specialty stores, and our proprietary retail concept Boardriders Club stores where we can best carry our authentic brand message to the consumer. We believe our 35-year history of continuing commitment to board sports and our development of innovative products that relate to and reflect this fast growing global lifestyle give our company and our brands a credibility and authenticity that is truly unique in our industry.

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

Results of Operations

The table below shows the components in our statements of income as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	44.5	42.6	44.8	43.5
Selling, general and administrative expense	35.2	34.1	34.7	33.3

Operating income	9.3	8.5	10.1	10.2
Interest Expense	0.4	0.9	0.5	0.9
Foreign currency and other expenses	0.1	0.3	0.3	0.3

Income before provision for income taxes	8.8%	7.3%	9.3%	9.0%

We completed the acquisition of DC Shoes, Inc. effective May 1, 2004, which marks the beginning of our third fiscal quarter. DC Shoes, Inc. designs, produces and distributes action sports inspired footwear, apparel and related accessories. This new division, which operates in all three of our business segments, is referred to in this report as “DC” and accounted for approximately half of our consolidated revenue growth during the three months ended July 31, 2004.

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Revenues for the three months ended July 31, 2004 increased 34% to $337.9 million from $251.5 million in the comparable period of the prior year. Revenues in the Americas increased 37% to $187.9 million for the three months ended July 31, 2004 from $137.4 million in the comparable period of the prior year, and European revenues increased 23% to $115.4 million from $93.9 million for those same periods. As measured in euros, Quiksilver Europe’s functional currency, revenues in the current year’s quarter increased 17% compared to the prior year. Asia/Pacific revenues increased 67% to $33.1 million in the three months ended July 31, 2004 from $19.7 million in the comparable period of the prior year. In Australian dollars, Asia/Pacific’s primary currency, revenues increased 56% compared to the prior year. In the Americas, men’s revenues increased 41% to $101.6 million from $72.2 million in the comparable period of the prior year, while women’s revenues increased 34% to $83.3 million from $62.4 million. Revenues from snowboards, boots and bindings amounted to $3.0 million for the current year’s quarter compared to $2.8 million in the prior year. The increase in Americas’ men’s revenues came primarily from the newly acquired DC division. The increase in Americas’ women’s revenues came primarily from the Roxy division and, to a lesser extent, the newly acquired DC division. In Europe, men’s revenues increased 24% to $86.1 million from $69.6 million, while women’s revenues increased 21% to $29.3 million from $24.3 million. The European men’s revenue increase came primarily from the Quiksilver Young Men’s division and, to a lesser extent, the newly acquired DC division. The European women’s revenue increase primarily reflects growth in the Roxy division. These comparisons of revenues in Europe were impacted by the strong euro in comparison to the prior year. In euros, mens revenues increased 18% and womens revenues increased 15%. The increase in Asia/Pacific revenues came primarily from the Quiksilver Young Men’s, DC and Roxy divisions.

Our consolidated gross profit margin for the three months ended July 31, 2004 increased to 44.5% from 42.6% in the comparable period of the prior year. The Americas’ gross profit margin increased to 40.1% from 37.9%, while the European gross profit margin increased to 50.4% from 48.6%, and the Asia/Pacific gross profit margin increased to 49.1% from 45.3% for those same periods. The gross margin in all regions is increasing as we generate a higher percentage of sales through company-owned retail stores. While we earn higher gross margins on sales in company-owned stores, these higher gross margins are generally offset by store operating costs, which are included in selling, general and administrative expense. The gross margin in the Americas also improved because of better profit margins on sales of end-of-season inventories. In Europe and Asia/Pacific, the gross profit margin also increased due to lower production costs resulting from a stronger euro and Australian dollar in comparison to the prior year.

Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2004 increased 39% to $118.9 million from $85.7 million in the comparable period of the prior year. Americas’ SG&A increased 37% to $52.7 million from $38.4 million in the comparable period of the prior year, while European SG&A increased 32% to $44.9 million from $33.9 million, and Asia/Pacific SG&A increased 49% to $12.4 million from $8.3 million for those same periods. The increase across all three divisions was primarily due to the addition of DC, additional company-owned retail stores, higher personnel and other costs related to increased sales volume and additional marketing. The stronger euro and Australian dollar in relation to the previous year also contributed to higher SG&A. In the Americas, SG&A as a percentage of revenues was 28.0%, which was up slightly from the previous year. In Europe, this ratio increased to 38.9% from 36.1% due to the increase in company-owned retail stores and increased marketing. Conversely, in Asia/Pacific, this ratio decreased to 37.6% from 42.2% as higher revenues during the quarter resulted in additional SG&A leverage. Corporate operations SG&A increased to $8.9 million in the three months ended July 31, 2004 from $5.1 million in the comparable period of the prior year primarily due to higher expenses to support our trademarks and brands around the world.

Interest expense for the three months ended July 31, 2004 decreased 32% to $1.5 million from $2.2 million in the comparable period of the prior year. This decrease was primarily due to lower average debt balances in the Americas and Europe compared to the prior year, despite the effect of borrowings to fund the DC acquisition.

The effective income tax rate for the three months ended July 31, 2004, which is based on current estimates of the annual effective income tax rate adjusted for the impact of DC, decreased to 34.2% from 34.8% in the comparable period of the prior year as the effect of foreign income taxes continues to reduce our effective income tax rate.

As a result of the above factors, net income for the three months ended July 31, 2004 increased 64% to $19.5 million or $0.32 per share on a diluted basis from $11.9 million or $0.21 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.33 per share for the three months ended July 31, 2004 from $0.22 in the comparable period of the prior year.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

Revenues for the nine months ended July 31, 2004 increased 30% to $916.7 million from $705.8 million in the comparable period of the prior year. Revenues in the Americas increased 25% to $459.6 million for the nine months ended July 31, 2004 from $366.9 million in the comparable period of the prior year, and European revenues increased 29% to $361.9 million from $279.6 million for those same periods. As measured in euros, Quiksilver Europe’s net sales in the first nine months of the current year increased 15% compared to the prior year. Asia/Pacific revenues totaled $92.6 million in the nine months ended July 31, 2004 compared to $57.4 million in the comparable period of the prior year, which includes eight months of results since the effective date of the acquisition on December 1, 2002. In the Americas, mens revenues increased 22% to $223.5 million from $183.7 million in the comparable period of the prior year, while womens revenues increased 30% to $231.3 million from $178.5 million. Revenues from snowboards, boots and bindings amounted to $4.8 million in the current year’s nine-month period compared to $4.6 million in the prior year. The increase in Americas’ mens revenues came primarily from the acquisition of DC in the three months ended July 31, 2004, and, to a lesser extent, from the Quiksilver Young Men’s and Quiksilveredition divisions. The increase in Americas’ womens revenues came primarily from the Roxy division. In Europe and as reported in dollars, mens revenues increased 28% to $266.9 million from $208.5 million, while women’s revenues increased 34% to $95.0 million from $71.1 million. The European men’s revenue increase came primarily from the Quiksilver Young Mens division, and the women’s revenue increase primarily reflects growth in the Roxy division. These comparisons of revenues in Europe were impacted by the strong euro in comparison to the prior year. In euros, mens revenues increased 11% and womens revenues increased 16%. The increase in Asia/Pacific revenues came primarily from the Roxy and Quiksilver Young Men’s divisions, and to a lesser extent, the DC division.

Our consolidated gross profit margin for the nine months ended July 31, 2004 increased to 44.8% from 43.5% in the comparable period of the prior year. The Americas’ gross profit margin increased to 40.5% from 39.8%, while the European gross profit margin increased to 49.3% from 47.4%, and the Asia/Pacific gross profit margin increased to 48.6% versus 46.3% for those same periods. The gross margin in all regions is increasing as we generate a higher percentage of sales through company-owned retail stores. Additionally, in Europe and Asia/Pacific, the gross profit margin increased due to lower production costs resulting from a stronger euro and Australian dollar in comparison to the prior year.

SG&A for the nine months ended July 31, 2004 increased 35% to $318.2 million from $235.5 million in the comparable period of the prior year. Americas’ SG&A increased 23% to $134.5 million from $109.0 million in the comparable period of the prior year, and European SG&A increased 39% to $126.1 from $90.6 for those same periods. Asia/Pacific SG&A totaled $36.1 million compared to $20.4 million in the comparable period of the prior year, which includes eight months of results since the effective date of the acquisition on December 1, 2002. The increase across all three divisions was primarily due to additional company-owned retail stores, the addition of DC effective the beginning of our third quarter, additional marketing, and expenses related to increased sales volume. The stronger euro and Australian dollar in relation to the previous year also contributed to higher SG&A in Europe and Asia/Pacific. In the Americas, SG&A decreased as a percentage of revenues to 29.3% from 29.7% as the impact of additional company-owned retail stores was more than offset by general leverage on growth. This ratio increased to 34.8% from 32.4% in Europe, and to 39.0% from 35.5% in Asia/Pacific, primarily due to additional company-owned retail stores and from increased marketing activities. Corporate operations SG&A increased to $21.6 million in the nine months ended July 31, 2004 from $15.5 million in the comparable period of the prior year primarily due to higher expenses to support our trademarks and brands around the world.

Interest expense for the nine months ended July 31, 2004 decreased 29% to $4.6 million from $6.5 million in the comparable period of the prior year. This decrease was due primarily to lower average debt balances in as the Americas and Europe compared to the previous year, despite the effect of borrowings to fund the DC acquisition.

The effective income tax rate for the nine months ended July 31, 2004, which is based on current estimates of the annual effective income tax rate adjusted for the impact of DC, decreased to 33.8% from 35.0% in the comparable period of the prior year as the effect of foreign income taxes continues to reduce our effective income tax rate.

As a result of the above factors, net income for the nine months ended July 31, 2004 increased 37% to $56.5 million or $0.95 per share on a diluted basis from $41.1 million or $0.73 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $1.00 for the nine months ended July 31, 2004 from $0.76 in the comparable period of the prior year.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the U.S., Europe and Australia make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

Cash Flows

We generated $74.9 million of cash from operating activities in the nine months ended July 31, 2004 compared to $22.6 in the comparable period of the prior year. This $52.3 million increase in cash provided was primarily due to changes in inventories net of accounts payable and the increase in earnings. During the nine months ended July 31, 2004, the change in inventories net of accounts payable generated cash of $8.9 million. This is a $29.0 million improvement compared to using cash of $20.1 million in the comparable period of the prior year. The increase in net income adjusted for non-cash expenses provided cash of $82.9 million in the nine months ended July 31, 2004 compared to $61.8 million in the comparable period of the prior year, an increase of $21.1 million.

Capital expenditures totaled $33.4 million for the nine months ended July 31, 2004, compared to the $23.4 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer and warehouse equipment. During the nine months ended July 31, 2004, we used $55.8 million of cash, net of cash acquired, to purchase DC Shoes, Inc., our Swiss distributor in Europe and to make a contingent purchase price payment to the former shareholders of our Asia/Pacific division. In the comparable period of the prior year, we used $27.8 million of cash, net of cash acquired, to purchase Quiksilver Asia/Pacific, our wetsuit and eyewear licensee in Europe and our eyewear licensee in the Americas. See Note 9 - Business Acquisitions.

The operations of DC have been included in the Company’s results since its acquisition as of May 1, 2004. The initial purchase price, excluding transaction costs, includes cash of approximately $48.0 million, 1.6 million restricted shares of our common stock valued at $27.3 million and the assumption of approximately $15.3 million in funded indebtedness. Transaction costs are estimated to total $2.4 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The initial purchase price is subject to adjustment based on working capital at the date of acquisition. The Company anticipates finalizing the initial purchase price with the sellers during fiscal 2004. Additionally, the Company’s final purchase price allocation is subject to adjustment based on completion of the integration plan for DC into the Company’s operations, which includes assessments of acquired facilities, personnel and systems. The sellers are entitled to future payments ranging from zero to $57 million if certain performance targets are achieved during the four years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. In connection with the purchase, the size of our existing line of credit was increased from $170 million to $200 million and we funded the cash portion of the purchase price with borrowings under the expanded line of credit.

During the nine months ended July 31, 2004, net cash provided by financing activities totaled $30.1 million compared to $73.3 million in the comparable period of the prior year. Borrowings were increased in both years to fund the investments described above but increased substantially less in the nine months ended

July 31, 2004 primarily as a result of the higher level of cash provided by operations in comparison to the prior year.

The net increase in cash and cash equivalents for the nine months ended July 31, 2004 was $17.5 million compared to $46.8 million in the comparable period of the prior year. Cash and cash equivalents totaled $45.4 million at July 31, 2004 compared to $27.9 million at October 31, 2003, while working capital was $354.3 million at July 31, 2004 compared to $286.6 million at October 31, 2003. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future and that increases in our lines of credit can be obtained as needed to fund future growth.

Trade Accounts Receivable and Inventories

Accounts receivable increased 21% to $271.4 million at July 31, 2004 from $224.4 million at October 31, 2003. Accounts receivable in the Americas increased 69% to $138.5 million at July 31, 2004 from $81.9 million at October 31, 2003, while European accounts receivable increased 4% to $114.1 million from $109.9 million, and Asia/Pacific accounts receivable decreased 42% to $18.8 million at July 31, 2004 from $32.6 million at October 31, 2003. Accounts receivable in the Americas increased 48% compared to July 31, 2003, while European accounts receivables increased 8% and Asia/Pacific accounts receivables were basically unchanged compared to July 31, 2003. In euros, the European accounts receivable increase was only 2%, and in Australian dollars, the Asia/Pacific accounts receivable decreased 7%. The growth in Americas receivables was primarily due to the addition of accounts receivable from DC. Excluding DC, the growth in accounts receivable across the regions was less than the related increases in revenues.

Consolidated inventories increased 17% to $171.6 million at July 31, 2004 from $146.4 million at October 31, 2003. Inventories in the Americas increased 2% to $88.1 million from $86.4 million at October 31, 2003, while European inventories increased 48% to $64.7 million from $43.8 million, and Asia/Pacific inventories increased 16% to $18.8 million from $16.2 million at October 31, 2003.

Consolidated inventories increased 8% compared to July 31, 2003. Inventories in the Americas were basically unchanged overall, while inventories in Europe increased 17%, and Asia/Pacific inventories increased 21% compared to July 31, 2003. Excluding the effects of DC, consolidated inventories decreased 1% in reporting currencies, and Americas inventories decreased 17%. The stronger euro and Australian dollar in relation to the U.S. dollar increased the value of the inventories by approximately $4.0 million over the prior year. Adjusting for these foreign exchange effects, consolidated inventories increased 5%. Average inventory turnover increased to approximately 4.2 for the period ended July 31, 2004 compared to approximately 3.8 for the comparable period of the prior year.

Contractual Obligations and Commitments

Our deferred purchase price obligation related to our acquisition of Quiksilver International increased by $6.5 million during the three months ended July 31, 2004 as a result of computed earnings of Quiksilver International through June 2004.

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

Foreign Currency Translation

A significant portion of our revenues are generated by our European and Asia/Pacific divisions, where we operate with the euro, Australian dollar and Japanese yen as our functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and some European and Asia/Pacific product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign exchange rates. We also have other foreign currency obligations related to our acquisitions of Quiksilver International and Quiksilver Asia/Pacific. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into various foreign exchange contracts generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivatives in other comprehensive income. We also use other derivatives that do not qualify for hedge accounting to mitigate our exposure to currency risks related to the translation of the foreign currency financial statements of certain of our international subsidiaries from their functional currencies into U.S. dollars. These derivatives are marked to fair value with corresponding gains or losses recorded in earnings.

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

European revenues increased 15% in euros during the nine months ended July 31, 2004 compared to the nine months ended July 31, 2003. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, European revenue growth increased to 29% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s fourth quarter, the euro continues to be stronger relative to the U.S. dollar in comparison to the prior year.

Asia/Pacific revenues increased 35% in Australian dollars during the nine months ended July 31, 2004 compared to the nine months ended July 31, 2003. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, Asia/Pacific revenue growth increased to 61% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s fourth quarter, the Australian dollar continues to be stronger relative to the U.S. dollar in comparison to the prior year.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2004.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

10.1	Employment Agreement dated August 1, 2004 between Quiksilver, Inc. and Robert B. McKnight, Jr.

10.2	Employment Agreement dated August 1, 2004 between Quiksilver, Inc. and Bernard Mariette

10.3	Employment Agreement dated August 1, 2004 between Quiksilver, Inc. and Charles S. Exon

10.4	Employment Agreement dated August 1, 2004 between Quiksilver, Inc. and Steven L. Brink

10.5	Form of Stock Option Agreement used in connection with the Quiksilver, Inc. 2000 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
September 14, 2004	/s/ Steven L. Brink
Steven L. Brink
Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Employment Agreement dated August 1, 2004 between Quiksilver, Inc. and Robert B. McKnight, Jr.

10.2	Employment Agreement dated August 1, 2004 between Quiksilver, Inc. and Bernard Mariette

10.3	Employment Agreement dated August 1, 2004 between Quiksilver, Inc. and Charles S. Exon

10.4	Employment Agreement dated August 1, 2004 between Quiksilver, Inc. and Steven L. Brink

10.5	Form of Stock Option Agreement used in connection with the Quiksilver, Inc. 2000 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 - Chief Financial Officer