Form 10-K
period 2004-10-31
QUIKSILVER INC
filed 2005-01-13
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15131

QUIKSILVER, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0199426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

15202 Graham Street
Huntington Beach, California	92649
(Address of principal executive offices)	(Zip Code)

(714) 889-2200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of	Name of each exchange
each class	on which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $1.23 billion as of April 30, 2004, the last business day of Registrant’s most recently completed second fiscal quarter.

     As of January 4, 2005, there were 58,741,674 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 24, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-K, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986. Our fiscal year ends on October 31, and references to fiscal 2004, fiscal 2003 or fiscal 2002 refer to the years ended October 31, 2004, 2003 or 2002, respectively.

Introduction

We are a globally integrated company that designs, produces and distributes branded clothing, accessories and related products for young-minded people. Our brands represent a casual lifestyle—driven from our authentic boardriding heritage. Our primary focus is apparel for young men and young women under the Quiksilver, Roxy, Raisins, DC Shoes, Radio Fiji and Gotcha (Europe) labels. We also manufacture apparel for boys (Quiksilver Boys and Hawk Clothing), girls (Roxy Girl, Teenie Wahine and Raisins Girls), men (Quiksilveredition and Fidra, our golf line) and women (Leilani swimwear), as well as snowboards, snowboard boots and bindings under the Lib Technologies, DC Shoes, Gnu, Roxy and Bent Metal labels.

We generate revenues primarily in the United States, Europe and the Asia/Pacific market. Our products are sold primarily in surf shops, specialty stores, and our proprietary retail concept Boardriders Club stores where we can best carry our authentic brand message to the consumer.

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

In December 2002, we took an additional step in consolidating global control of the Quiksilver and Roxy brands by acquiring Ug Manufacturing Co. Pty Ltd., and Quiksilver Japan KK, our licensees (through Quiksilver International) in Australia, Japan, New Zealand and other Southeast Asian territories. By acquiring this group of companies, which we refer to as Quiksilver Asia/Pacific, we created a global operating platform consisting of our Americas, European and Asia/Pacific operations.

We believe our 35-year history of continuing commitment to board sports and our development of innovative products that relate to and reflect this fast growing global lifestyle give our company and our brands a credibility and authenticity that is truly unique in our industry. Our boardriding lifestyle generates products and images that are recognized around the world as symbols of fun, freedom and individual expression. As the leader of the boardriding outdoor active lifestyle, we are now carrying our products and brand message to a diversity of markets worldwide.

Recent Developments

In May 2004, we acquired DC Shoes, Inc. (“DC”), a premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the U.S. and internationally. DC’s skateboard-driven image and lifestyle is complementary to our existing brands, and it is well positioned within the global youth market. DC’s brand transcends the traditional boundaries of both footwear and skateboarding with a diverse product mix respected by boardriders as well as a broad base of consumers. We believe that DC’s business will benefit from our existing infrastructure, and that we will benefit from DC’s footwear expertise.

Segment Information

We operate exclusively in the consumer products industry segment. Beginning with fiscal 2003, we have three geographic segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations. For information regarding the revenues, operating profits and identifiable assets attributable to our geographic segments, see Note 15 of our financial statements.

Products and Brands

Our first product was the famous Quiksilver boardshort developed by two Australian surfers who founded Quiksilver Australia in the late 1960’s. The Quiksilver boardshort, identified by its distinctive mountain and wave logo, became known in the core surfing world as a technically innovative and stylish product. The reputation and popularity of the Quiksilver boardshort grew, having been brought to the beaches of California and Southwest France in the 1970’s by the founders of our company and Quiksilver Europe. Since the first boardshort, our product lines have been greatly expanded, but our brands continue to represent innovation and quality. In the 1990’s we called on the Quiksilver heritage to reach out to the girls market by creating the Roxy brand for juniors, which has become our fastest growing brand. In 2004, we acquired the DC Shoes brand from its founders and expanded our presence in the action sports inspired footwear arena. In addition to Quiksilver, Roxy and DC Shoes, we have developed a stable of other brands to address a wide variety of consumers and markets. We believe this multibrand strategy will allow us to continue to grow across a diverse range of products and distribution with broad appeal across gender, age groups and geographies.

Quiksilver

Our Quiksilver product line now includes shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear, hats, backpacks, wetsuits, watches, eyewear and other accessories. Quiksilver has also expanded demographically and currently includes young men, boys and toddlers. Quiksilveredition is our brand targeted at men. In fiscal 2004, the Quiksilver line of products represented approximately 51% of our revenues.

Roxy

Our Roxy brand for young women is a surf-inspired collection that we introduced in fiscal 1991. The Roxy line is branded with a heart logo composed of back-to-back images of the Quiksilver mountain and wave logo and includes a full range of sportswear, swimwear, footwear, backpacks, snowboardwear, snowboards, snowboard boots, fragrance, beauty care, bedroom furnishings and other accessories for young women. Through fiscal 1997, Roxy included juniors sizes only, but was then expanded as Teenie Wahine and Roxy Girl into the girls categories. In fiscal 2004, the Roxy product line accounted for approximately 33% of our revenues.

DC Shoes

Our recently acquired DC Shoes label specializes in performance skateboard shoes, snowboard boots, sandals and apparel for both young men and juniors. This brand enhances our footwear expertise and strengthens our presence in the core skateboard market. In fiscal 2004, the DC Shoes product line accounted for approximately 7% of our revenues

Other Brands

In fiscal 2004, our other brands represented approximately 9% of our revenues.

•	Raisins, Radio Fiji, Leilani, Island Soul - Raisins and Radio Fiji are swimwear labels in the juniors category while Leilani is a contemporary swimwear label. We also produce Island Soul swimwear for certain department store chains and specialty shops.

•	Hawk - Tony Hawk, the world-famous skateboarder, is the inspiration for our Hawk Clothing brand. Our target audience for the Hawk product line is boys who recognize Tony from his broad media and video game exposure.

•	Gotcha - Gotcha is one of our European labels and gives us product to address European street fashion for young men.

•	Fidra – Fidra, our golf apparel line, was conceived and developed by golf industry pioneer, John Ashworth, and is endorsed by world famous golfer, Ernie Els.

•	Lib Tech, Gnu, Bent Metal — We address the core snowboard market through our Lib Technologies and Gnu brands of snowboards and accessories and Bent Metal snowboard bindings.

Product Categories

The following table shows the approximate percentage of revenues attributable to each of our major product categories during the last three fiscal years:

	Percentage of Revenues
	2004	2003	2002
T-Shirts	19%	20%	20%
Accessories	14	14	12
Jackets, sweaters and snowboardwear	12	12	12
Pants	10	11	11
Shirts	9	10	11
Footwear	9	5	4
Swimwear, excluding boardshorts	7	8	9
Fleece	5	6	7
Shorts	5	6	6
Boardshorts	4	4	3
Tops and dresses	4	3	3
Snowboards, snowboard boots, bindings and accessories	2	1	2

	100%	100%	100%

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

We believe that the U.S. retail prices for our apparel products range from approximately $18 for a t-shirt and $41 for a typical short to a range of $120 to $320 for a snowboard jacket. For European products, retail prices range from approximately $35 for a t-shirt and about $61 for a typical short to $220 for a basic snowboard jacket. Asia/Pacific t-shirts sell for approximately $32, while shorts sell for approximately $54, and a basic snowboard jacket sells for approximately $210. Retail prices for a typical skate shoe range from approximately $60 in the U.S. to approximately $117 in Europe.

Product Design

Our products are designed for young-minded people who live a casual lifestyle. Innovative design, active fabrics and quality of workmanship are emphasized. Our design and merchandising teams create seasonal product ranges for each of our brands. These design groups constantly monitor local and global fashion trends. We believe our most valuable input comes from our own managers, employees, sponsored athletes and independent sales representatives who are actively involved in surfing, skateboarding, snowboarding and other sports in our core market. This connection with our core market continues to be the inspiration for our product and is key to our reputation for distinct and authentic design.

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

The sponsorship of high profile athletes in outdoor, individual sports, including surfing, skateboarding, snowboarding, windsurfing and golf is an important marketing vehicle for us. Many of these athletes such as Kelly Slater, Lisa Anderson, Tom Carroll, Sofia Mulanovich, Tony Hawk, Danny Way, Bastien Salabanzi, Robbie Naish, Danny Kass and Ernie Els have achieved world champion status in their respective sports and are featured in our promotional content. We operate a promotional fund that is used to sponsor portions of our international team of leading athletes, produce promotional movies and videos featuring athletes wearing and/or using Quiksilver and Roxy products, and organize surf, skate and snow contests and other events that have international significance.

Our core marketing is based on our sponsorship and support of surf, skateboard and snowboard contests in markets where we distribute product. These events reinforce the reputations of our brands as authentic among boardriders and non-boardriders alike. For example, the Quiksilver in Memory of Eddie Aikau Big Wave Invitational is held at Waimea Bay in Hawaii. Quiksilver Pro events are held on the Gold Coast of Australia, the beaches of Southwestern France and the beaches of Japan. The Roxy Pro is held in Hawaii and other international locations. We also produce many events in Europe, including the Grommets Trophy surfing event, the Slopestyle Pro snowboarding event and the Bowlriders skateboarding event. The Quiksilver Airshows, which feature aerial surf maneuvers, are held in New Zealand, Japan, Indonesia and Australia. Along with other international contests, we also sponsor many regional and local events, such as surf camps and skate park tours, for beginners and enthusiasts. Our DC athletes participate regularly in the X Games. Sixteen of our DC athletes competed in the Summer X Games, earning 14 medals.

We sponsor the Quiksilver Crossing, a continuing voyage of the Indies Trader, a surf exploration vessel whose mission is to explore new surfing regions around the world and document the state of the environment under a team of marine biologists. The Quiksilver Crossing, now in its sixth year, began its voyage in the South Pacific, continued on through the Suez Canal to Europe in 2002, visited the Caribbean in 2003, reached the east coast and Mississippi River of the U.S. in 2004 and is heading for the west coast of the U.S. in 2005.

Based on our international reputation for authenticity, compelling content and technical competence in the youth market, we enter into co-branding arrangements. For example, Peugeot has produced cars branded with Quiksilver, while Boost Mobile has produced and sold Roxy mobile phones in the U.S. and Quiksilver and Roxy mobile phones in Australia, and Sony has produced a waterproof digital camera branded with Quiksilver and original Quiksilver artwork.

Our Quiksilver Entertainment division is also producing television programming, documentaries and feature films, and publishing fiction and non-fiction books to transmit our boardriding lifestyle to the core and mainstream audiences. We developed and produce 54321, a weekly series on Fuel TV and Fox Sports Net, and we produced the Surf Girls reality series on MTV which has aired in the U.S. and internationally. In 2004, we launched Union, a mainstream action sports film distribution company. Union distributes the highest quality action sports films from the leading producers in the action sports industry through a variety of mainstream channels, including over 1,000 retail locations in the U.S., Europe, Japan, China, and Australia.

Customers and Sales

Our distribution strategy is premised on our longstanding belief that the integrity and success of our brands is dependent on responsible growth and careful selection of the retail accounts where our products are merchandised and sold.

Our policy is to sell to retailers who provide an outstanding in-store experience for their customers and who merchandise our products in a manner consistent with the image of our brands and the quality of our products. Our customer base has for many years reflected our goal of diversification of distribution to include surf shops, skate shops, snowboard shops, other specialty stores, national specialty chains and select department stores.

The foundation of our business is distribution of product through surf shops, skate shops, snowboard shops, Boardriders Clubs and specialty stores where in-store shops, fixturing and point-of-sale materials carry our brand message. This core distribution channel serves as a base of legitimacy and long-term loyalty to us and our brands. Most of these stores stand alone or are part of small chains.

We also sell to independent specialty or active lifestyle stores and specialty chains not specifically characterized as surf shops, skate shops or snowboard shops. This category includes chains such as Pacific Sunwear, Nordstrom, Zumiez, Chicks Sporting Goods and Journeys, as well as many independent active lifestyle stores and sports shops. We also sell to a limited number of department stores, including Macy’s, Robinsons-May, Dillards, The Bon Marche and Burdines in the U.S.; Le Printemps and Galeries Lafayette in France; Corte Ingles in Spain; and Lillywhites in Great Britain.

Many of our brands are sold through the same retail accounts; however, distribution can be different depending on the brand and demographic group. Our Quiksilver products are sold in the Americas to customers that have approximately 8,400 store locations combined. Likewise, Roxy products are sold in the Americas to customers with approximately 8,350 store locations. Most of these Roxy locations also carry Quiksilver product. In the Americas, DC products are carried in approximately 5,000 stores, primarily in the U.S. and Canada. Our swimwear brands (Raisins, Leilani and Radio Fiji) are found in 10,400 stores, including many small, specialty swim locations, while our wintersports hardgoods products are found in approximately 1,300 stores, including primarily snowboard shops in the U.S. and Canada. Hawk brands are carried in approximately 3,800 stores, primarily in the U.S. These stores include skate shops and department stores. Fidra is carried in approximately 900 green grass stores primarily in the U.S. Our products are found in approximately 6,800 store locations in Europe, and in approximately 2,100 store locations in Asia/Pacific, in both cases primarily Quiksilver and Roxy. Distribution of DC products in Europe and Asia/Pacific has been primarily through distributors.

Our European segment accounted for approximately 39% and 40% of our consolidated revenues during fiscal 2004 and 2003, respectively. Our Asia/Pacific segment accounted for approximately 12% and 10% of our consolidated revenues in fiscal 2004 and 2003, respectively. Other fiscal 2004 foreign sales are in the Americas (Canada, Central and South America) and were approximately 5% of consolidated revenues.

The following table summarizes the approximate percentages of our fiscal 2004 revenues by distribution channel:

	Percentage of Revenues
Distribution Channel	Americas	Europe	Asia/Pacific	Consolidated
Boardriders Clubs, in-store specialty shops, surf, skate and snow shops	26%	37%	78%	36%
Specialty stores	52	46	6	45
Department stores	11	7	9	9
U.S. exports	11	—	—	5
Distributors	—	10	7	5

Total	100%	100%	100%	100%

Geographic segment	49%	39%	12%	100%

Our revenues are spread over a large wholesale customer base. During fiscal 2004, approximately 17% of our consolidated revenues were from our ten largest customers and no single customer accounted for more than 4% of such revenues.

Our products are sold by approximately 310 independent sales representatives in the Americas, Europe and Asia/Pacific. In addition, we use approximately 60 local distributors in Europe, which includes approximately 26 DC distributors. Our other international DC business uses approximately 20 distributors, primarily in Asia/Pacific and South America. Our sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our image at the retail level.

Our sales are globally diversified. The following table summarizes the approximate percentages of our fiscal 2004 revenues by geographic region (excluding licensees):

	Percentage of Revenues
Geographic Region	2004	2003	2002
U.S. West Coast and Hawaii	24%	26%	32%
U.S. East Coast	10	11	12
Other U.S	10	8	10
Other Americas	5	5	6
France	15	16	17
United Kingdom and Spain	14	15	14
Other European countries	10	9	9
Asia/Pacific	12	10	—

Total	100%	100%	100%

We generally sell our products to customers on a net-30 to net-60 day basis in the Americas, and in Europe and Asia/Pacific on a net-30 to net-90 day basis depending on the country and whether we sell directly to retailers in the country or to a distributor. Some customers are on C.O.D. terms. We generally do not reimburse our customers for marketing expenses, participate in markdown programs with our customers, or offer goods on consignment.

For additional information regarding our revenues, operating profits and identifiable assets attributable to our geographic segments, see Note 15 of our financial statements.

Retail Concepts

Quiksilver concept stores (Boardriders Clubs) are an important part of our global retail strategy. These stores are stocked primarily with Quiksilver and Roxy product, and their proprietary design demonstrates the Company’s history, authenticity and commitment to surfing and other boardriding sports. We also have Roxy stores, which are dedicated to the juniors customer, Quiksilver Youth stores, Hawk Clothing stores, Gotcha stores in Europe, Andaska shops in Europe that carry multiple brands in the outdoor market, and other multibrand stores in Europe.

We own 170 stores in selected markets that provide enhanced brand-building opportunities. In territories where we operated our wholesale businesses during fiscal 2004, we had 164 stores with independent retailers under license. We do not receive royalty income from these stores. Rather, we provide the independent retailer with our retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain our brands at a minimum of 80% of the store’s inventory. Certain minimum purchase obligations are also required. Furthermore, in our licensed territories, such as Turkey and South Africa, our licensees operate 76 Boardriders Clubs. We receive royalty income from sales in these stores based on wholesale volume. We also distribute our products through outlet stores generally located in outlet malls in geographically diverse, non-urban locations. The total number of stores open at October 31, 2004 was 410.

The unit count of both company-owned and licensed stores at October 31, 2004, excluding stores in licensed territories, is summarized in the following table:

	Number of Stores
	Americas		Europe		Asia/Pacific		Combined
Store Concept	Company Owned	Licensed	Company Owned	Licensed	Company Owned	Licensed	Company Owned	Licensed
Boardriders Clubs	29	12	55	114	8	17	92	143
Roxy stores	3	1	11	5	3	4	17	10
Youth stores	1	2	—	—	—	—	1	2
Hawk stores	3	—	—	—	—	—	3	—
Multibrand stores	—	—	3	3	—	—	3	3
Gotcha stores	—	—	1	1	—	—	1	1
Outlet stores	31	4	12	—	10	1	53	5

	67	19	82	123	21	22	170	164

Seasonality

Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of our products, and due to the effect that the Christmas season has on the buying patterns of our customers.

	Consolidated Revenues
Dollar amounts in thousands	2004		2003		2002
Quarter ended January 31	$256,142	20%	$192,080	20%	$146,959	21%
Quarter ended April 30	322,579	25	262,210	27	187,423	26
Quarter ended July 31	337,930	27	251,498	26	175,044	25
Quarter ended October 31	350,288	28	269,217	27	196,058	28

Total	$1,266,939	100%	$975,005	100%	$705,484	100%

Production and Raw Materials

Our apparel and accessories are generally sourced separately for the Americas, Europe and Asia/Pacific operations. With the acquisition of Quiksilver Asia/Pacific in fiscal 2002, we now control a sourcing office in Hong Kong that manages the majority of production for our Asia/Pacific business and some of our Americas and European production. We believe that as we expand the Hong Kong sourcing operations, more products can be sourced together and additional efficiences can be obtained. Approximately 89% of our apparel and accessories are purchased or imported as finished goods from suppliers principally in Hong Kong, China and the Far East, but also in Mexico, India, North Africa, Portugal and other foreign countries. After being imported, many of these products require embellishment such as screenprinting, dying, washing or embroidery. In the Americas, we also produce goods that are manufactured by independent contractors from raw materials we provide. Approximately 66% of this manufacturing is done in the U.S. with the balance in Mexico. We manufacture our snowboards and skateboards in company-owned factories in the U.S.

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

During fiscal 2004, no single contractor of finished goods accounted for more than 3% of our consolidated production. No single raw material supplier of fabric and trims accounted for more than 14% of our expenditures for raw materials during fiscal 2004. We believe that numerous qualified contractors and finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these contractors and suppliers.

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

Imports and Import Restrictions

We have for some time imported finished goods and raw materials for our domestic operations under multilateral and bilateral trade agreements between the U.S. and a number of foreign countries, including Hong Kong, India, China and Japan. These agreements imposed quotas on the amount and type of textile and apparel products that were imported into the U.S. from the affected countries. As of January 1, 2005, certain of these quotas have expired. We do not anticipate future quota restrictions; however, if new restrictions or tariffs were imposed, we would not expect them to materially or adversely affect our operations since we would be able to meet our needs domestically or from countries not affected by the restrictions or tariffs on an annual basis.

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

We retain independent buying agents, primarily in China, Hong Kong, India and other foreign countries to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, and blanks and other products. These agents also monitor quota and other trade regulations and perform some quality control functions. We also have approximately 55 employees in Hong Kong that are involved in sourcing and quality control functions to assist in monitoring and coordinating our overseas production.

By having employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with our standards of manufacturing practices. Our policies require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the manufacture of products.

Trademarks and Licensing Agreements

Trademarks

We own the “Quiksilver”, “Roxy” and famous mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “Raisins”, “Radio Fiji”, “Leilani”, “Island Soul”, “Quiksilveredition”, “Hawk”, “Fidra”, “Lib Tech”, “Gnu” and “Bent Metal”. With the acquisition of DC in 2004, we acquired “DCSHOECOUSA”, the “DC Star” logo and other trademarks.

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

Licensing Agreements

Since acquiring Quiksilver International in July 2000, we have owned the international rights to use the Quiksilver and Roxy trademarks in substantially all apparel and related accessory product classifications. With the acquisition of our Asia/Pacific licensees in 2002, we now directly operate all of the global Quiksilver and Roxy businesses with the exception of remaining licensees in Argentina, South Korea and South Africa among others. We are currently negotiating new licensing arrangements in Turkey and Mexico.

We have a license agreement with Gotcha International, LP, which provides that we can sell products primarily in Western Europe under the Gotcha trademark. We have entered into licensing agreements in certain foreign territories with respect to several other of our non-Quiksilver and Roxy brands where we believe operating efficiencies and brand protection may best be achieved through licensees. In fiscal 2003, we terminated our domestic licensing agreement for Quiksilver and Roxy watches and added watches to our technical accessory line.

Competition

Competition is strong in the global beachwear, skateboard shoe, snowboardwear, casual sportswear and snowboard markets in which we operate, and each territory can have different competitors. Our direct competitors in the United States differ depending on distribution channel. Our principal competitors in our core channel of surf shops and Boardriders Clubs in the United States include Billabong, Volcom, O’Neill and Hurley. Our competitors in the department store and specialty store channels in the United States include Tommy Hilfiger, Abercrombie and Fitch, Nautica and Calvin Klein. Our principal competitors in the skateboard shoe market are Sole Technology, Inc. and DVS Shoe Company. In Europe, our principal competitors in the core channel include O’Neill, Billabong, Rip Curl, Oxbow and Chimsee. In Australia our primary competitors are Billabong and Rip Curl. In broader European distribution, and in Asia/Pacific, our competitors also include brands such as Nike, Adidas and Levis. Our principal competitors both in the United States and Europe in the snowboardwear and snowboard markets, are Burton, K2 and a host of smaller manufacturers. Some of our competitors may be significantly larger and have substantially greater resources than us.

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

Future Season Orders

We generally receive wholesale orders for apparel products approximately two to four months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. We generally sell our products on a season-by-season basis. Our Americas women’s product ranges are generally separated into four delivery seasons, Spring, Summer, Fall and Holiday. Our men’s divisions in the Americas combine the Spring and Summer seasons to achieve three delivery seasons, while in Europe and Japan we have two seasons, Spring/Summer and Autumn/Winter. Our Australian business in the southern hemisphere uses three seasons, Summer, High Summer and Winter. At the end of November 2004 (based on the name of the northern hemisphere delivery season), Spring 2005 forward orders totaled $412 million and were up 29% over the previous year’s level of approximately $319 million. Our forward orders depend upon a number of factors and can fluctuate based on the timing of trade shows, sales meetings and market weeks. The timing of shipments also fluctuates from year to year and varies based on the production of goods. As a consequence, a comparison of forward orders from season to season is not necessarily meaningful and may not be indicative of eventual shipments.

Employees

At October 31, 2004, we had approximately 4,350 employees, consisting of approximately 2,450 in the United States, approximately 1,300 in Europe and approximately 600 in Asia/Pacific. None of our domestic employees are represented by a union, and approximately 25 of our foreign employees are represented by a union. We have never experienced a work stoppage and consider our working relationships with our employees to be good.

Environmental Matters

Compliance with environmental laws and regulations did not have a significant impact on our capital expenditures, earnings or competitive position during the last three fiscal years.

Available Information

Our primary website is http://www.quiksilver.com. We make available free of charge, on or through this website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. In addition, copies of the written charters for the committees of our board of directors, our Corporate Governance Guidelines, our Code of Ethics for Senior Financial Officers and our Code of Business Conduct and Ethics are also available on this website, and can be found under the Investor Relations and Corporate Governance links. Copies are also available in print, free of charge, by writing to Investor Relations, Quiksilver, Inc., 15202 Graham Street, Huntington Beach, California 92649. We may post amendments or waivers of our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our website. This website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

Forward-Looking Statements

Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate”, “estimate”, “expect”, “project”, “we believe”, “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of “Risk Factors”. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies,

•	our plans to expand internationally,

•	our intention to introduce new products and enter into new joint ventures,

•	our plans to open new retail stores,

•	future renewals of our credit facilities,

•	anticipated effective tax rates in future periods,

•	payments due on contractual commitments,

•	future expenditures for capital projects, and

•	our ability to continue to maintain our brand image and reputation.

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

Risk Factors

Competition

The apparel and footwear industries are highly competitive. We compete with numerous domestic and foreign designers, brands and manufacturers of apparel, footwear, accessories and other products, some of which are significantly larger and have greater resources than us. We believe that our ability to compete effectively depends upon our continued ability to maintain our reputation for authencity in our core boardriding market, our flexibility in responding to market demand and our ability to manage our brands and offer fashion conscious consumers a wide variety of high quality apparel at competitive prices. See “Business – Competition.”

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

Uncertainties in Apparel and Footwear Retailing

The apparel and footwear industries historically have been subject to substantial cyclical variations, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on our results of operations. While various retailers, including some of our customers, experienced financial difficulties in the past three years which increased the risk of extending credit to such retailers, our bad debt experience has been limited.

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

Impact of Potential Future Acquisitions

From time to time, we have pursued, and may continue to pursue, acquisitions. For example, during fiscal 2004, we completed the acquisition of DC using available lines of credit and common stock. If one or more acquisitions results in us becoming substantially more leveraged on a consolidated basis, our flexibility in responding to adverse changes in economic, business or market conditions may be adversely affected.

Risks Relating to International Operations

We conduct a majority of our business outside of the United States and, particularly in light of our recent acquisitions, we anticipate that revenue from foreign operations will account for an increasingly larger portion of our future revenue. Our international operations are directly related to and dependent on the volume of international trade and local market conditions. Our international operations and international commerce are influenced by many factors, including:

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

Internal controls

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2005, we will be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls.

We are currently performing the system and process documentation needed to comply with Section 404 and the new standard issued by the Public Company Accounting Oversight Board. This process is both costly and challenging. During this process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that such internal controls are effective. If we are unable to assert that our internal controls are effective as of October 31, 2005 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

Item 2. PROPERTIES

Certain information concerning our principal facilities in excess of 40,000 rentable square feet, all of which are leased, is as follows:

		Approximate	Current Lease
Location	Principal Use	Sq. Ft.	Expiration
Huntington Beach, California	Corporate headquarters	120,000	2023	*

Huntington Beach, California	Americas distribution center	225,000	2016	*

Huntington Beach, California	Americas distribution center	110,000	2018	*

Huntington Beach, California	Americas distribution center	100,000	2018	*

Huntington Beach, California	Americas distribution center	100,000	2018	*

Huntington Beach, California	Americas distribution center	75,000	2019	*

Vista, California	Americas distribution center	98,000	2006	*

St. Jean de Luz, France	European headquarters	80,000	2011

St. Jean de Luz, France	European distribution center	100,000	2007

Hendaye, France	European distribution center	90,000	2008

Torquay, Australia	Asia/Pacific headquarters	54,000	2017	*

Geelong, Australia	Asia/Pacific distribution center	81,000	2018	*

*	Includes extension periods exercisable at our option.

As of October 31, 2004, we operated 67 retail stores in the Americas, 82 European retail stores, and 21 retail stores in Asia/Pacific on leased premises. The leases for our facilities required aggregate annual rentals of approximately $31.5 million in fiscal 2004. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

Item 3. LEGAL PROCEEDINGS

We are involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe the resolution of any such matter currently pending will not have a material adverse effect on our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our stockholders during the fourth quarter of the fiscal year ended October 31, 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years, are set forth below.

	High	Low
Fiscal 2004
4th quarter ended October 31, 2004	$27.69	$19.37
3rd quarter ended July 31, 2004	24.80	20.03
2nd quarter ended April 30, 2004	23.28	16.75
1st quarter ended January 31, 2004	18.30	14.91

Fiscal 2003
4th quarter ended October 31, 2003	$19.55	$15.00
3rd quarter ended July 31, 2003	18.75	15.59
2nd quarter ended April 30, 2003 *	16.77	12.10
1st quarter ended January 31, 2003 *	14.26	11.73

*	Note: Prices have been adjusted to reflect a 2-for-1 stock split effected on May 9, 2003.

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

On January 4, 2005, there were approximately 450 holders of record of our common stock and an estimated 12,300 beneficial stockholders.

Item 6. SELECTED FINANCIAL DATA

The statement of income and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2004 and 2003 and for each of the three years in the period ended October 31, 2004, included herein, have been audited by Deloitte & Touche LLP , our independent registered public accounting firm. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended October 31,
Amounts in thousands, except per share data and ratios	2004(1)(2)	2003(2)	2002	2001	2000
Statement of Income Data
Revenues, net	$1,266,939	$975,005	$705,484	$620,621	$519,370
Income before provision for income taxes	121,992	90,067	59,986	45,412	51,862
Net income	81,369	58,516	37,591	28,021	31,836
Net income per share (3)	1.42	1.08	0.80	0.61	0.71
Net income per share, assuming dilution (3)	1.36	1.03	0.77	0.58	0.69
Weighted average common shares outstanding (3)	57,194	54,224	46,918	45,904	44,812
Weighted average common shares outstanding, assuming dilution (3)	59,644	56,635	48,944	48,098	46,464

Balance Sheet Data
Total assets	$990,990	$707,970	$450,589	$418,738	$358,742
Working capital	343,100	286,625	160,518	132,416	119,529
Lines of credit	10,801	20,951	32,498	66,228	49,203
Long-term debt	173,513	123,419	54,085	70,464	66,712
Stockholders’ equity	588,244	446,508	272,873	216,594	177,614

Other Data
EBITDA(4)	$155,229	$119,519	$82,975	$70,162	$68,320
Current ratio	2.6	3.0	2.2	1.8	2.0
Return on average stockholders’ equity (5)	15.7	16.3	15.4	14.2	19.3

(1)	Fiscal 2004 includes the operations of DC since its acquisition effective May 1, 2004. See Note 2 of our financial statements.

(2)	Fiscal 2004 and fiscal 2003 include the operations of Asia/Pacific since its acquisition effective December 1, 2002. See Note 2 of our financial statements.

(3)	Per share amounts and shares outstanding have been adjusted to reflect a two-for-one stock split effected on May 9, 2003.

(4)	EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We believe that EBITDA is a meaningful measure to investors as it is a widely used measure of performance and our ability to meet liquidity requirements in our industry. Following is the reconciliation of net income to EBITDA and cash flows from operations:

	Years Ended October 31,
	2004	2003	2002	2001	2000
Net income	$81,369	$58,516	$37,591	$28,021	$31,836
Income taxes	40,623	31,551	22,395	17,391	20,026
Interest	6,390	8,267	8,640	10,873	6,435
Depreciation and amortization	26,847	21,185	14,349	13,877	10,023

EBITDA	$155,229	$119,519	$82,975	$70,162	$68,320

EBITDA	$155,229	$119,519	$82,975	$70,162	$68,320
Less interest expense and provision for income taxes	(47,013)	(39,818)	(31,035)	(28,264)	(26,461)
Other non-cash expenses	11,904	3,939	3,548	3,524	3,226
Changes in operating assets and liabilities, net of effects from business acquisitions	10,475	(47,049)	21,342	(39,575)	(49,185)

Net cash provided by operating activities	$130,595	$36,591	$76,830	$5,847	$(4,100)

(5)	Computed based on net income divided by the average of beginning and ending stockholders’ equity.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report, and the “Risk Factors” information in the “Business” section of this report.

Overview

We began our domestic operations in 1976 as a designer and manufacturer of Quiksilver branded boardshorts designed for the sport of surfing. We grew our business through the late 1980’s by expanding our Quiksilver products into a full range of sportswear, and we bought our U.S. trademark from the Quiksilver brand’s Australian founders in 1986. The distribution of our products was primarily through surf shops. Since the early 1990’s, we have diversified and grown our business by increased sales of our Quiksilver product line, the creation of new brands such as Roxy, the introduction of new products, the development of our retail operations, and acquisitions. We acquired the European Quiksilver licensee in 1991 to expand geographically, we purchased Quiksilver International in 2000 to gain global ownership of the Quiksilver brand, and we acquired Quiksilver Asia/Pacific in December 2002 to unify our global operating platform and take advantage of available synergies in product development and sourcing, among other things. In May 2004, we acquired DC, a premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the U.S. and internationally. We also acquired various other smaller businesses and brands. Brand building has been a key to our growth, and we have always maintained our roots in the boardriding lifestyle. Today our products are sold throughout the world, primarily in surf shops and specialty stores that provide an outstanding retail experience for our customers.

Over the last five years, our revenues have grown from $519 million in fiscal 2000 to $1.3 billion in fiscal 2004. We design, produce and distribute clothing, accessories and related products exclusively in the consumer products industry. We operate in three geographic segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand, and Indonesia. Royalties earned from various licenses in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees. Revenues by segment are as follows:

	Years Ended October 31,
In thousands	2004	2003	2002	2001	2000
Americas	$616,818	$492,442	$418,008	$391,575	$333,075
Europe	496,276	386,226	282,684	223,877	182,614
Asia/Pacific	148,733	94,187	—	—	—
Corporate operations	5,112	2,150	4,792	5,169	3,681

Total revenues, net	$1,266,939	$975,005	$705,484	$620,621	$519,370

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

Results of Operations

The table below shows the components in our statements of income and other data as a percentage of revenues:

	Years Ended October 31,
Statement of Income Data	2004	2003	2002
Revenues, net	100.0%	100.0%	100.0%
Gross profit	45.6	44.4	40.6
Selling, general and administrative expense	35.2	34.0	30.7

Operating income	10.4	10.4	9.9
Interest expense	0.5	0.9	1.2
Foreign currency and other expense	0.3	0.3	0.2

Income before provision for income taxes	9.6%	9.2%	8.5%

Other data
EBITDA (1)	12.3%	12.3%	11.8%

(1)	For a reconciliation of Net Income to EBITDA, see footnote (4) to the table under Item 6. Selected Financial Data.

Fiscal 2004 Compared to Fiscal 2003

Revenues

Total net revenues increased 30% in fiscal 2004 to $1,266.9 million from $975.0 million in fiscal 2003 primarily as a result of increased unit sales, new products and the DC acquisition. Revenues in the Americas increased 25%, European revenues increased 28%, and Asia/Pacific revenues increased 58%. We completed the acquisition of DC Shoes, Inc. effective May 1, 2004, which marks the beginning of our third fiscal quarter. DC Shoes, Inc. designs, produces and distributes action sports inspired footwear, apparel and related accessories. This new division, which operates in all three of our business segments, is referred to in this report as “DC” and accounted for approximately 9% of our consolidated revenue growth during the year ended October 31, 2004.

Americas’ revenues in our men’s category, which includes the Quiksilver Young Men’s, Boys, Toddlers, Wintersports, Quiksilveredition, DC, Hawk Clothing and Fidra divisions, increased 20% to $310.8 million in fiscal 2004 from $258.8 million the year before. Americas’ revenues in our women’s category, which includes the Roxy, Roxy Girl, Teenie Wahine, DC, Raisins, Leilani and Radio Fiji divisions, increased 32% to $295.6 million from $223.1 million for those same periods. Wintersports hardgoods are sold under the Lib Technologies, Gnu, Bent Metal and Roxy brands and totaled $10.4 and $10.5 million in fiscal 2004 and 2003, respectively. Men’s revenues in the Americas increased primarily from the newly acquired DC division and to a lesser extent, the Quiksilver division. The women’s increase came primarily from the Roxy division and, to a lesser extent, the newly acquired DC division. We believe that our product design and marketing efforts are resulting in increased consumer demand for our products in the Americas.

European revenues were approximately 39% of our consolidated total in fiscal 2004. In U.S. dollars, revenues in the men’s category increased 24% to $364.7 million in fiscal 2004 from $293.1 million in the previous year. Women’s revenues increased 41% to $131.6 million from $93.1 million for those same periods. The European men’s revenue increase came primarily from the Quiksilver Young Men’s division and, to a lesser extent, the DC division. The women’s revenue increase primarily reflects growth in the Roxy division. Revenue growth was the largest in France, the United Kingdom, and Spain. For consolidated financial statement reporting, euro results must be translated into U.S. dollar amounts at average exchange rates, but this can distort performance when exchange rates change from year to year. To understand our European fiscal 2004 growth and better assess competitive performance and market share gains. We believe it is important to look at revenues in euros as well, which is our operational currency in Europe. In euros, revenues grew 16% in fiscal 2004. This is lower than the 28% growth rate in U.S. dollars because the U.S. dollar was worth fewer euros on average in fiscal 2004 compared to fiscal 2003.

Asia/Pacific revenues were approximately 12% of our consolidated total in fiscal 2004. In U.S. dollars, Asia/Pacific revenues increased 58% to $148.7 million in fiscal 2004 from $94.2 million in the previous year. The increase came primarily the Roxy division and, to a lesser extent, the Quiksilver and DC divisions. For consolidated financial statement reporting, Australian dollar results must be translated into U.S. dollar amounts at average exchange rates, but as with our European division this can distort performance when exchange rates change from year to year. In Australian dollars, revenues grew 38% in fiscal 2004. This is lower than the 58% growth rate in U.S. dollars because the U.S. dollar was worth fewer Australian dollars on average in fiscal 2004 compared to fiscal 2003.

Gross Profit

Our consolidated gross profit margin increased 120 basis points to 45.6% in fiscal 2004 from 44.4% in the previous year. The gross profit margin in the Americas increased to 40.8% from 40.1%, our European gross profit margin increased to 50.7% from 49.1%, and our Asia/Pacific gross profit margin increased to 49.2% from 46.9%. The gross margin in all areas is increasing as we generate a higher percentage of sales through company-owned retail stores. We earn higher gross margins on sales in company-owned stores, but these higher gross margins are offset by store operating costs. Additionally, in Europe and Asia/Pacific, the gross profit margin increased due to lower production costs resulting from a stronger euro and Australian dollar versus the U.S. dollar in comparison to the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 34% in fiscal 2004 to $446.2 million from $332.2 million in fiscal 2003. In the Americas, it increased 24% to $187.5 million from $151.7 million, in Europe it increased 40% to $178.2 million from $127.5 million, and in Asia/Pacific it increased 62% to $52.0 million from $32.0 for those same periods. The increase among all three divisions was primarily due to additional company-owned retail stores, the addition of DC effective the beginning of our third fiscal quarter, additional marketing and expenses related to increased sales volume. As a percentage of revenues, selling general and administrative expense increased to 35.2% in fiscal 2004 from 34.0% in fiscal 2003 primarily due to new company-owned retail stores and increased marketing activities.

Non-operating Expenses

Interest expense decreased 23% to $6.4 million in fiscal 2004 compared to $8.3 million in fiscal 2003 primarily as a result of decreased debt levels and lower interest rates in Europe and in the Americas.

Foreign currency loss increased to $2.9 million in fiscal 2004 compared to $2.2 million in fiscal 2003. This increase was caused primarily by the increasing effect of the declining value of the U.S. dollar during fiscal 2004 compared to the Euro and Australian dollar. These foreign currency losses were substantially offset by higher operating profit in our international divisions resulting from changes in foreign currency exchange rates.

The Company’s income tax rate decreased to 33.3% in fiscal 2004 from 35.0% in fiscal 2003. This improvement resulted primarily because a higher percentage of our fiscal 2004 profits were generated in countries with lower tax rates.

Net Income and EBITDA

Net income in fiscal 2004 increased 39% to $81.4 million, and earnings per share on a diluted basis increased 32% to $1.36. EBITDA increased 30% in fiscal 2004 to $155.2 million.

Fiscal 2003 Compared to Fiscal 2002

Revenues

Total net revenues increased 38% in fiscal 2003 primarily as a result of increased unit sales and new products. Revenues in the Americas increased 18%, and European revenues increased 37%. Primarily because we acquired the business of our Australian and Japanese licensees in the first quarter of fiscal 2003, our royalty income decreased to $2.2 million from $4.8 million. Instead we reported product sales in this geographic region, which totaled $94.2 million in fiscal 2003.

Americas’ revenues in our men’s category increased 13% to $258.8 million in fiscal 2003 from $229.2 million the year before. Americas’ revenues in our women’s category increased 25% to $223.1 million from $178.4 million for those same periods. Wintersports hardgoods totaled $10.5 million in fiscal 2003 compared to $10.4 million in the previous year. Men’s revenues in the Americas increased generally across all divisions. The women’s increase came from both the Roxy and Raisins divisions. We believe that our product design and marketing efforts resulted in increased consumer demand for our products in the Americas.

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

Non-operating Expenses

Interest expense decreased 4% in fiscal 2003. Additional interest on debt incurred to acquire and operate the new Asia/Pacific segment was more than offset by lower interest rates in Europe and in the Americas.

Foreign currency loss increased to $2.2 million in fiscal 2003 compared to $0.7 million in fiscal 2002. The increase was caused primarily by the increasing effect of the declining value of the U.S. dollar during fiscal 2003 compared to the Euro and Australian dollar. These foreign currency losses were substantially offset by higher operating profit in our international divisions resulting from changes in foreign currency exchange rates.

The Company’s income tax rate decreased to 35.0% in fiscal 2003 from 37.3% in fiscal 2002. This improvement resulted primarily because a higher percentage of our fiscal 2003 profits were generated in countries with lower tax rates.

Net Income and EBITDA

Net income in fiscal 2003 increased 56% to $58.5 million, and earnings per share on a diluted basis increased 34% to $1.03. EBITDA increased 44% in fiscal 2003 to $119.5 million.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments primarily with operating cash flows and bank revolving lines of credit. Multiple banks in the U.S., Europe and Australia make these lines of credit available. Term loans are used to supplement these lines of credit and are typically used to finance long-term assets.

Cash and cash equivalents totaled $55.2 million at October 31, 2004 versus $27.9 million at October 31, 2003. Working capital amounted to $343.1 million at October 31, 2004, compared to $286.6 million at October 31, 2003, an increase of 20%. We believe that our current cash balances, cash flows and credit facilities are adequate to cover our cash needs for the foreseeable future. Furthermore, we believe that increases in our credit facilities can be obtained if needed to fund future growth.

Operating Cash Flows

We generated $130.6 million from operations in fiscal 2004 compared to $36.6 million in fiscal 2003. This $94.0 million increase was primarily caused by an increase in accounts payable, partially offset by an increase in inventories, which together provided $8.9 million of cash in fiscal 2004 compared to using $32.0 million the year before. In addition to this $40.9 million improvement, operating cash flow also increased by $36.5 million due to higher net income adjusted for noncash expenses. Increases in accounts receivable offset by changes in other working capital components also generated $16.6 million of additional cash compared to the year before.

We generated $36.6 million from operations in fiscal 2003 compared to $76.8 million in fiscal 2002. This $40.2 million decrease was primarily caused by the increase in inventories combined with the small decrease in accounts payable, which together used $32.1 million of cash, a $53.2 million increase in cash used compared to $21.1 million of cash provided the year before. This more than offset the $28.2 million increase in cash from higher net income adjusted for noncash expenses. Changes in other working capital components also used $15.2 million of additional cash compared to the year before.

Capital Expenditures

We have avoided high levels of capital expenditures for our manufacturing functions by using independent contractors for sewing and other processes such as washing, dyeing and embroidery. We perform the cutting process in-house in the Americas to enhance control and efficiency, and we screenprint a portion of our product in-house in both the Americas and in Europe.

Fiscal 2004 capital expenditures were $52.5 million, which was approximately $19.4 million higher than the $33.1 million we spent in fiscal 2003. In fiscal 2004, we increased our investment in company-owned retail stores and in computer systems. Investments in warehouse equipment and fixtures continued in fiscal 2004 as in the previous years.

New company-owned retail stores are again part of our plans in fiscal 2005. Computer hardware and software will also be added to continuously improve systems. Capital spending for these and other projects in fiscal 2005 is expected to range between $50 million and $55 million, depending on the pace of our retail expansion.

Acquisitions

Effective May 1, 2004, we acquired DC. The initial purchase price, excluding transaction costs, included cash of approximately $52.8 million, 1.6 million restricted shares of our common stock valued at $27.3 million and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. Of the initial purchase price, $63.4 million was paid in fiscal 2004, and $4.7 million will be paid in fiscal 2005 or later based on working capital at the date of acquisition and the resolution of certain other contingencies. Additionally, the sellers are entitled to future payments ranging from zero to $57 million if certain performance targets are achieved during the four years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments were made. Goodwill arises from synergies we believe can be achieved integrating DC’s product lines and operations with the Company’s, and is not expected to be deductible for income tax purposes. As of October 31, 2004 we have accrued $8.0 million based on achieving certain sales and earnings targets, which is expected to be paid in fiscal 2005, thereby reducing additional future payments to approximately $49.0 million.

Effective December 1, 2003, we acquired the operations of our Swiss distributor, Sunshine Diffusion SA. The initial purchase price was $1.6 million. The acquisition has been recorded using the purchase method of accounting and resulted in goodwill of $0.7 million at the acquisition date, which is not expected to be deductible for tax purposes. The sellers are entitled to future payments denominated in euros ranging from zero to $1.4 million if certain sales targets are achieved.

Effective December 1, 2002, we acquired our licensees in Australia and Japan to unify our global operating platform and take advantage of available syngergies in product development and sourcing, among other things. In addition to the initial purchase price, the sellers are entitled to payments denominated in Australian dollars that will be paid if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. As of October 31, 2004, we have paid $4.0 million and accrued $5.2 million based on achieving targets, which is expected to be paid in fiscal 2005, thereby reducing potential future payouts to approximately $13.9 million.

Debt Structure

A syndication of U.S. banks finances our business in the Americas and internationally, European banks finance our European business, and Australian and Japanese banks finance our Asia/Pacific business. Our debt structure includes short-term lines of credit and long-term loans as follows:

October 31,
In thousands	2004
European short-term credit arrangements	$3,756
Asia/Pacific short-term lines of credit	7,045
Americas line of credit	105,974
Americas term loan	6,765
European long-term debt	33,714
Asia/Pacific long-term debt	460
Deferred purchase price obligation	26,600

Total debt	$184,314

In June 2003, we replaced our syndicated bank facility in the Americas with a new syndicated revolving line of credit. The line of credit expires June 2006 and provides for borrowings up to $200.0 million. The line of credit bears interest based on the bank’s reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. The weighted average interest rate at October 31, 2004 was 3.0%. The line of credit can be accessed by some of our foreign subsidiaries and includes a $75.0 million sublimit for letters of credit and a $35.0 million sublimit for borrowings in certain foreign currencies. The line of credit agreement contains restrictive covenants, the most significant of which relates to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and our U.S. assets, other than trademarks and other intellectual property, generally have been pledged as collateral. We are currently in compliance with such covenants.

In Europe, we have arrangements with several banks that provide approximately $85.0 million for cash borrowings and approximately $74.0 million for letters of credit. These lines of credit expire in October 2005, and we believe that the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2004 was $3.8 million at an average interest rate of 2.7%.

In Asia/Pacific, we have revolving lines of credit with banks that provide up to approximately $19.0 million for cash borrowings and letters of credit. These lines of credit will be reviewed by the banks in January

2005 and September 2005, and we believe the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2004 was $7.0 million at an average interest rate of 1.4%.

These line of credit commitments and agreements in the Americas, Europe and Asia/Pacific allow for total maximum cash borrowings and letters of credit of $378.0 million. Commitments totaling $178.0 million expire in fiscal 2005, while $200.0 million expire in fiscal 2006. We had $116.8 million of borrowings drawn on these lines of credit as of October 31, 2004, and letters of credit issued at that time totaled $68.6 million.

We also have a term loan with a single bank in the Americas that amounted to $6.8 million on October 31, 2004 and is repayable in installments of $0.1 million per month with a final balloon payment due in October 2007. We anticipate that these monthly payments and final balloon payment will be paid from cash and borrowings on our Americas’ line of credit. This term loan was established in April 2000 and is secured by the leasehold improvements at our headquarters in Huntington Beach, California. The interest rate structure and restrictive covenants are substantially the same as those under the line of credit. However, we entered into an interest rate swap agreement, which was valued at a loss of $0.4 million at October 31, 2004, to fix the interest rate at 8.4% per year. This swap agreement is effective through April 2007 and is an effective hedge of the related interest rate exposure.

In Europe, we also have $33.7 million of long-term debt with several banks, most of which is collateralized by fixed assets. This debt bears interest at rates ranging generally from 2.6% to 5.9%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2011.

Our financing activities provided $20.4 million and $48.0 million of cash in fiscal 2004 and 2003 respectively, as debt was increased to fund the capital expenditures and business acquisitions discussed above. In fiscal 2002 debt was reduced, and our financing activities used $35.7 million.

Contractual Obligations and Commitments

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2014, excluding extensions at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. We also have long-term debt and obligations related to business acquisitions. The former owners of DC are entitled to future payments up to $57.0 million if certain performance targets are achieved through October 31, 2007. In fiscal 2005, $8.0 million is expected to be paid based on the achievement of certain sales and earnings targets and is reflected in our balance sheet at October 31, 2004 as a component of accrued liabilities. Additional payments to the sellers, up to an additional $23.1 million, could be required for our acquisition of Asia/Pacific if certain sales and earnings targets are achieved. In fiscal 2004, $4.0 million was paid and $5.2 million is included in our balance sheet as a component of accrued liabilities and is expected to be paid in fiscal 2005. Our deferred purchase price obligation of $26.6 million related to our acquisition of Quiksilver International could increase based on the computed earnings of Quiksilver International through June 2005. Our significant contractual obligations and commitments as of October 31, 2004, excluding any additional payments that may be due if these acquired businesses achieve certain performance targets in the future, are summarized in the following table:

	Payments Due by Period
		Two to	Four to	After
	One	Three	Five	Five
In thousands	Year	Years	Years	Years	Total
Operating lease obligations	$33,666	$61,794	$47,111	$79,256	$221,827
Long-term debt obligations(1)	10,304	154,233	8,131	845	173,513
Professional athlete sponsorships(2)	9,051	8,258	2,097	–	19,406
Certain purchase obligations(3)	68,606	–	–	–	68,606

	$121,627	$224,285	$57,339	$80,101	$483,352

(1)	Excludes interest. See Note 7 of Notes to Consolidated Financial Statements for interest terms.

(2)	We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, windsurfing and golf. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts the Company is required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $32.9 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

(3)	Amounts represent contractual letters of credit with maturity dates of less than one year. In addition, the Company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

Trade Accounts Receivable and Inventories

Our trade accounts receivable were $281.3 million at October 31, 2004 versus $224.4 million the previous year, an increase of 25%. Of those totals, receivables in the Americas increased 54% to $125.8 million compared to $81.9 million, European receivables increased 10% to $120.7 million from $109.9 million and Asia/Pacific receivables increased 7% to $34.8 million from $32.6 million. The Americas accounts receivable increase is primarily due to the newly acquired DC division. Accounts receivable for DC’s sales to foreign distributors are reflected in the Americas. European and Asia/Pacific accounts receivable both decreased less than 1% when measured in euros and Australian dollars, respectively. Accounts receivable grew more slowly than revenues in Europe and Asia/Pacific primarily because of improved collections. Included in accounts receivable are approximately $18.9 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be accounted for to accurately compute days sales outstanding. Our overall average days sales outstanding decreased approximately one day at the end of fiscal 2004 compared to the end of fiscal 2003.

Consolidated inventories increased 23% to $179.6 million at October 31, 2004 from $146.4 million the year before. Inventories in the Americas increased 21% to $104.6 million from $86.4 million, European inventories increased 23% to $53.7 million from $43.8 million, and Asia/Pacific inventories increased 31% to $21.3 million from $16.2 million. Inventories in the Americas increased primarily due to the newly acquired DC division. Inventories in Europe increased by approximately $4.0 million as a result of the stronger euro in relation to the U.S. dollar. The remaining increase in European inventories is primarily a result of increased inventory at new retail locations. Asia/Pacific inventories increased by approximately $1.0 million as a result of the stronger Australian dollar in relation to the U.S. dollar and also to support growth in our Asia/Pacific wholesale business. Consolidated average inventory turnover was approximately 4.6 at October 31, 2004 compared to approximately 4.0 at October 31, 2003.

Inflation

Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on our sales and profits.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities” and issued FIN 46 (R) in December 2003, which amended FIN 46. FIN 46 requires certain variable interest entities to be consolidated in certain circumstances by the primary beneficiary even if it lacks a controlling financial interest. The adoption of FIN 46 and FIN 46 (R) did not have a material impact our operational results or financial position since we do not have any variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard on July 1, 2003. However, SFAS No. 150 did not have any impact on our consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21,“Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have an impact on our revenue recognition policies, nor our financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. We do not expect the adoption of EITF 03-1 to have a material impact on our financial position or results of operations because we do not hold any applicable investments.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment”. SFAS No. 123 (R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for us beginning the fourth quarter of fiscal 2005. The impact on our net income will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 1 and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binomial lattice model for valuing options. The adoption of this standard will have no impact on our cash flows.

Joint Venture Arrangement

In 2003, we formed a joint venture with Glorious Sun Enterprises, Ltd. to pursue opportunities to develop our Quiksilver business in China. The joint venture is 50% owned by us and 50% owned by Glorious Sun. Neither partner can independently control the joint venture, and accordingly, the results of its operations are not consolidated in our financial statements. Rather, our pro-rata share of the operating profits or losses are reported in our income statements as a component of operating income, and our net investment is included in other assets. Our investment in the joint venture has not been material to date, but additional capital contributions are anticipated as the joint venture ramps up its business and annual business plans are approved by us and Glorious Sun. In 2004, we opened four Boardriders Club stores, one in mainland China and three in Hong Kong. We also have an additional six shops, located within larger department stores.

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

Long-Lived Assets

We acquire tangible and intangible assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets, trademarks licenses and other amortizable intangibles) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments, if any, would be recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.

Goodwill

We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is computed based on estimated future cash flows discounted at a rate that approximates our cost of capital. Such estimates are subject to change, and we may be required to recognize impairment losses in the future.

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $2.7 million was recognized related to these types of contracts during fiscal 2004. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2004, we were hedging forecasted transactions expected to occur in the following seventeen months. Assuming exchange rates at October 31, 2004 remain constant, $5.2 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next seventeen months. Also included in accumulated other comprehensive income at October 31, 2004 is a $2.1 million loss, net of tax, related to cash flow hedges of our long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling a loss of $0.3 million, net of tax, which is related to our U.S. dollar denominated long-term debt and matures through fiscal 2007.

On the date we enter into a derivative contract, we designate certain of the derivatives as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. We identify in this documentation the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicate how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis in accordance with our risk management policy. We will discontinue hedge accounting prospectively:

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

In fiscal 2004, the U.S. dollar weakened compared to the euro and the Australian dollar. As a result, our European revenues increased 16% in euros compared to an increase of 28% in U.S. dollars. Asia/Pacific revenues increased 38% in Australian dollars compared to an increase of 58% in U.S. dollars.

Interest Rates

Most of our lines of credit and long-term debt bear interest based on LIBOR. Interest rates, therefore, can move up or down depending on market conditions. As discussed above, we have entered into interest rate swap agreements to hedge a portion of our exposure to such fluctuations. The approximate amount of our remaining variable rate debt was $127.7 million at October 31, 2004, and the average interest rate at that time was 2.9%. If interest rates were to increase by 10%, our net income would be reduced by approximately $0.2 million based on these fiscal 2004 levels.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 35.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2004, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2004.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be included by this item will be included in our proxy statement for the 2005 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2004.

Item 11. EXECUTIVE COMPENSATION

The information required to be included by this item will be included in our proxy statement for the 2005 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included by this item will be included in our proxy statement for the 2005 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be included by this item will be included in our proxy statement for the 2005 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included by this item will be included in our proxy statement for the 2005 Annual Meeting of Stockholders. That information is incorporated herein by reference to that proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2004.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements” on page 34

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

QUIKSILVER, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quiksilver, Inc.

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quiksilver, Inc. and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/ Deloitte & Touche LLP

January 12, 2005
Costa Mesa, California

QUIKSILVER, INC.

CONSOLIDATED BALANCE SHEETS
October 31, 2004 and 2003

In thousands, except share amounts	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$55,197	$27,866
Trade accounts receivable, net - Note 3	281,263	224,418
Other receivables	16,165	7,617
Inventories - Note 4	179,605	146,440
Deferred income taxes - Note 13	22,299	17,472
Prepaid expenses and other current assets	12,267	9,732

Total current assets	566,796	433,545

Fixed assets, net - Note 5	122,787	99,299
Intangible assets, net - Notes 2 and 6	121,116	65,577
Goodwill - Notes 2, 6 and 15	169,785	98,833
Deferred income taxes - Note 13	—	1,984
Other assets	10,506	8,732

Total assets	$990,990	$707,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit - Note 7	$10,801	$20,951
Accounts payable	105,054	64,537
Accrued liabilities - Note 8	79,095	41,759
Current portion of long-term debt - Note 7	10,304	8,877
Income taxes payable - Note 13	18,442	10,796

Total current liabilities	223,696	146,920

Long-term debt - Note 7	163,209	114,542
Deferred income taxes - Note 13	15,841	—

Total liabilities	402,746	261,462

Commitments and contingencies - Note 9

Stockholders’ equity - Note 10:
Preferred stock, $.01 par value, authorized shares – 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares – 85,000,000; issued shares - 60,169,523 (2004) and 57,020,517 (2003)	602	570
Additional paid-in capital	200,719	155,310
Treasury stock, 1,442,600 shares	(6,778)	(6,778)
Retained earnings	358,923	277,554
Accumulated other comprehensive income – Note 11	34,778	19,852

Total stockholders’ equity	588,244	446,508

Total liabilities and stockholders’ equity	$990,990	$707,970

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended October 31, 2004, 2003 and 2002

In thousands, except per share amounts	2004	2003	2002
Revenues, net	$1,266,939	$975,005	$705,484
Cost of goods sold	688,780	541,753	419,155

Gross profit	578,159	433,252	286,329
Selling, general and administrative expense	446,221	332,187	216,625

Operating income	131,938	101,065	69,704
Interest expense	6,390	8,267	8,640
Foreign currency loss	2,861	2,243	729
Other expense	695	488	349

Income before provision for income taxes	121,992	90,067	59,986
Provision for income taxes - Note 13	40,623	31,551	22,395

Net income	$81,369	$58,516	$37,591

Net income per share - Note 1	$1.42	$1.08	$0.80

Net income per share, assuming dilution - Note 1	$1.36	$1.03	$0.77

Weighted average common shares outstanding - Note 1	57,194	54,224	46,918

Weighted average common shares outstanding, assuming dilution - Note 1	59,644	56,635	48,944

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended October 31, 2004, 2003 and 2002

In thousands	2004	2003	2002
Net income	$81,369	$58,516	$37,591
Other comprehensive income (loss):
Foreign currency translation adjustment	18,554	26,799	6,896
Net loss on derivative instruments, net of tax of $1,792 (2004) $200 (2003) and $1,274 (2002)	(3,628)	(544)	(2,279)

Comprehensive income	$96,295	$84,771	$42,208

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended October 31, 2004, 2003 and 2002

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity
In thousands, except share amounts
Balance, November 1, 2001	47,780,566	$478	$52,467	$(6,778)	$181,447	$(11,020)	$216,594

Exercise of stock options	918,692	9	4,139	—	—	—	4,148

Tax benefit from exercise of stock options	—	—	2,543	—	—	—	2,543

Employee stock purchase plan	64,852	1	471	—	—	—	472

Beach Street acquisition	596,184	6	6,902	—	—	—	6,908

Net income and other comprehensive income	—	—	—	—	37,591	4,617	42,208

Balance, October 31, 2002	49,360,294	494	66,522	(6,778)	219,038	(6,403)	272,873

Exercise of stock options	1,983,701	19	10,742	—	—	—	10,761

Tax benefit from exercise of stock options	—	—	6,284	—	—	—	6,284

Employee stock purchase plan	50,666	1	567	—	—	—	568

Asia/Pacific Acquisition	5,625,856	56	71,195	—	—	—	71,251

Net income and other comprehensive income	—	—	—	—	58,516	26,255	84,771

Balance, October 31, 2003	57,020,517	570	155,310	(6,778)	277,554	19,852	446,508

Exercise of stock options	1,498,720	15	8,745	—	—	—	8,760

Tax benefit from exercise of stock options	—	—	8,411	—	—	—	8,411

Employee stock purchase plan	65,711	1	957	—	—	—	958

DC Acquisition	1,584,575	16	27,296	—	—	—	27,312

Net income and other comprehensive income	—	—	—	—	81,369	14,926	96,295

Balance, October 31, 2004	60,169,523	$602	$200,719	$(6,778)	$358,923	$34,778	$588,244

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2004, 2003 and 2002

In thousands	2004	2003	2002
Cash flows from operating activities:
Net income	$81,369	$58,516	$37,591

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,847	21,185	14,349
Provision for doubtful accounts	6,123	5,755	5,771
Loss on disposal of fixed assets	1,761	183	27
Foreign currency (gain) loss	(159)	23	75
Interest accretion	1,368	902	1,713
Deferred income taxes	2,811	(2,924)	(4,038)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(33,851)	(19,399)	(13,663)
Other receivables	(1,022)	(564)	922
Inventories	(13,140)	(30,673)	16,444
Prepaid expenses and other current assets	1,124	(2,848)	(2,811)
Other assets	265	(3,115)	437
Accounts payable	22,013	(1,394)	4,661
Accrued liabilities	21,953	912	9,291
Income taxes payable	13,133	10,032	6,061

Net cash provided by operating activities	130,595	36,591	76,830

Cash flows from investing activities:
Capital expenditures	(52,457)	(33,071)	(22,216)
Business acquisitions, net of acquired cash - Note 2	(70,619)	(31,195)	(20,676)

Net cash used in investing activities	(123,076)	(64,266)	(42,892)

Cash flows from financing activities:
Borrowings on lines of credit	83,482	99,110	4,585
Payments on lines of credit	(63,945)	(56,807)	(39,584)
Borrowings on long-term debt	5,592	16,126	6,000
Payments on long-term debt	(14,478)	(21,710)	(11,309)
Stock option exercises and employee stock purchases	9,718	11,330	4,620

Net cash provided by (used in) financing activities	20,369	48,049	(35,688)
Effect of exchange rate changes on cash	(557)	4,895	(655)

Net increase (decrease) in cash and cash equivalents	27,331	25,269	(2,405)
Cash and cash equivalents, beginning of year	27,866	2,597	5,002

Cash and cash equivalents, end of year	$55,197	$27,866	$2,597

Supplementary cash flow information:
Cash paid during the year for:
Interest	$5,009	$5,893	$6,297

Income taxes	$22,046	$21,348	$18,914

Non-cash investing and financing activities:
Deferred purchase price obligation - Note 2	$6,460	$4,535	$5,310

Common stock issued for business acquisitions - Note 2	$27,312	$71,251	$6,908

See notes to consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2004, 2003 and 2002

Note 1 — Significant Accounting Policies

Company Business

The Company designs, produces and distributes clothing, accessories and related products for young-minded people and develops brands that represent a casual lifestyle—driven from a boardriding heritage. The Company’s primary focus is apparel for young men and young women under the Quiksilver, Roxy, Raisins, Radio Fiji, DC Shoes and Gotcha (Europe) labels. The Company also manufactures apparel for boys (Quiksilver Boys and Hawk Clothing), girls (Roxy Girl, Teenie Wahine and Raisins Girls), men (Quiksilveredition and Fidra) and women (Leilani swimwear), as well as snowboards, snowboard boots and bindings under the Lib Technologies, Gnu, Roxy, DC Shoes and Bent Metal labels. Distribution is primarily in the United States, Europe and Australia and is primarily based in surf shops, skate shops and other specialty stores that provide an outstanding retail experience for the customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including Na Pali, SAS and subsidiaries (“Quiksilver Europe”) and Quiksilver Australia Pty Ltd. and subsidiaries (“Quiksilver Asia/Pacific” and “Quiksilver International”). Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash Equivalents

Certificates of deposit and highly liquid short-term investments purchased with original maturities of three months or less are considered cash equivalents. Carrying values approximate fair value.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Management regularly reviews the inventory quantities on hand and adjusts inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value.

Fixed Assets

Furniture, computer equipment, other equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to ten years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. Land use rights for certain leased retail locations are accounted for in the same manner as land and are reviewed periodically for impairment.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company determined that no impairment loss was necessary as of October 31, 2004.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test in the fiscal year ended October 31, 2002 and the subsequent annual tests and determined that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income. Under SFAS No. 142, the Company does not amortize goodwill or certain trademarks that are determined to have an indefinite life.

Other Assets

Other assets includes a note receivable from an executive officer totaling $0.8 million at October 31, 2003 related to an international relocation that bore interest at a market rate and was secured by a second trust deed on the executive’s residence. This note was repaid during fiscal 2004.

Revenue Recognition

Revenues are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns and doubtful accounts are provided when revenues are recorded. Returns and allowances are reported as reductions in revenues, whereas allowances for bad debts are reported as a component of selling, general and administrative expense. Revenues in the Consolidated Statements of Income includes the following:

	Years Ended October 31,
In thousands	2004	2003	2002
Product shipments, net	$1,264,457	$972,855	$700,692
Royalty income	2,482	2,150	4,792

	$1,266,939	$975,005	$705,484

Promotion and Advertising

The Company’s promotion and advertising efforts include athlete sponsorships, world-class boardriding contests, magazine advertisements, retail signage, television programs, cobranded products, surf camps, skate parks tours and other events. For the fiscal years ended October 31, 2004, 2003 and 2002, these expenses totaled $66.5 million, $40.3 million and $35.5 million, respectively. Advertising costs are expensed when incurred.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. No stock-based employee compensation expense is reflected in net income, as all options granted under our stock option plans have exercise prices equal to the market value of the underlying common stock on the grant dates. The following table contains the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

	Years Ended October 31,
In thousands, except per share amounts	2004	2003	2002
Actual net income	$81,369	$58,516	$37,591
Less stock-based employee compensation expense determined under the fair value based method, net of tax	9,188	5,656	3,686

Pro forma net income	$72,181	$52,860	$33,905

Actual net income per share	$1.42	$1.08	$0.80

Pro forma net income per share	$1.26	$0.97	$0.72

Actual net income per share, assuming dilution	$1.36	$1.03	$0.77

Pro forma net income per share, assuming dilution	$1.22	$0.94	$0.70

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2004, 2003 and 2002 assuming risk-free interest rates of 4.0%, 4.3% and 3.9%, respectively, volatility of 56.1%, 59.3% and 63.4%, respectively, zero dividend yield, and expected lives of 5.4, 4.8 and 4.9 years, respectively. The weighted average fair value of options granted was $10.01, $9.78 and $5.40 for the years ended October 31, 2004, 2003, and 2002, respectively.

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

Net Income Per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options computed using the treasury stock method. For the years ended October 31, 2004, 2003 and 2002, the weighted average common shares outstanding, assuming dilution, includes 2,450,000, 2,411,000 and 2,026,000, respectively, of dilutive stock options.

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

Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the use and type of the derivative. The Company’s derivative financial instruments principally consist of foreign currency exchange contracts and interest rate swaps, which the Company uses to manage its exposure to the risk of foreign currency exchange rates and variable interest rates. The Company’s objectives are to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange and interest rates. The Company does not enter into derivative financial instruments for speculative or trading purposes.

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

Reclassifications

Certain reclassifications were made to conform to current year presentation.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities” and issued FIN 46 ® in December 2003, which amended FIN 46. FIN 46 requires certain variable interest entities to be consolidated in certain circumstances by the primary beneficiary even if it lacks a controlling financial interest. The adoption of FIN 46 and FIN 46 ® did not have a material impact on the Company’s operational results or financial position since it does not have any variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard on July 1, 2003, and it did not have any significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21,“Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on the Company’s revenue recognition policies, nor its financial position or results of operations.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment”. SFAS No. 123 (R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for the Company beginning the fourth quarter of fiscal 2005. The impact on the Company’s net income will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 1 and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binominal lattice model for valuing options. The adoption of this standard will have no impact on the Company’s cash flows.

Note 2 — Business Acquisitions

Effective May 1, 2004, the Company acquired DC Shoes, Inc. (“DC”), a premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the U.S. and internationally. The operations of DC have been included in the Company’s results since May 1, 2004. The initial purchase price, excluding transaction costs, includes cash of approximately $52.8 million, 1.6 million restricted shares of the Company’s common stock valued at $27.3 million and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. Of the initial purchase price, $63.4 million was paid in fiscal 2004, and $4.7 million will be paid in fiscal 2005 or later based on the resolution of certain other contingencies. The sellers are entitled to future payments ranging from zero to $57.0 million if certain performance targets are achieved during the four years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments were made. As of October 31, 2004, $8.0 million was accrued based on achieving certain sales and earnings targets, reducing potential future obligations to approximately $49.0 million. Goodwill arises from synergies the Company believes can be achieved integrating DC’s product lines and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of non-compete agreements, customer relationships and patents with estimated useful lives ranging from four to eighteen years.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition in accordance with the purchase method of accounting:

May 1,
In thousands	2004
Current assets	$37,528
Fixed assets	1,818
Deferred income taxes	2,359
Amortizing intangible assets	5,633
Trademarks	36,000
Goodwill	54,081

Total assets acquired	137,419
Other liabilities	20,808
Deferred income taxes	18,292

Net assets acquired	$98,319

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

The results of operations for each of the acquisitions are included in the Consolidated Statements of Income from their respective acquisition dates. Assuming these fiscal 2004 acquisitions had occurred as of November 1, 2002, consolidated net sales would have been $1,314.8 million and $1,086.6 million for the years ended October 31, 2004 and 2003, respectively. Net income would have been $78.8 million and $62.8 million, respectively, for those same periods, and diluted earnings per share would have been $1.30 and $1.07, respectively.

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

The initial purchase price, excluding transaction costs, included cash of $25.3 million and 5.6 million shares of the Company’s common stock valued at $71.3 million. Transaction costs totaled $2.5 million. The valuation of the common stock issued in connection with the acquisition was based on the quoted market price for 5 days before and after the announcement date. The initial purchase price was subject to adjustment based on the closing balance sheet, which was finalized in the third quarter of fiscal 2003. The sellers are entitled to future payments denominated in Australian dollars ranging from up to $23.1 million if certain sales and earnings targets are achieved during the three years ending October 31, 2005. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. As of October 31, 2004 we have paid or accrued $9.2 million based on achieving certain sales and earnings targets.

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

Effective November 1, 2002, the Company acquired the operations of its European licensee for eyewear and wetsuits, Omareef Europe, S.A. The initial purchase price was $5.2 million, which included a cash payment of $4.9 million and assumed debt of $0.3 million. The acquisition was recorded using the purchase method of accounting and resulted in goodwill of $3.5 million at the acquisition date, which is not expected to be deductible for tax purposes.

Effective February 1, 2003, the Company acquired its United States eyewear licensee, Q.S. Optics, Inc. The initial purchase price was $2.9 million, which included a cash payment of $2.4 million and assumed debt of $0.5 million. The acquisition was recorded using the purchase method of accounting and resulted in goodwill of $2.1 million at the acquisition date. Goodwill is not subject to amortization and is generally not expected to be deductible for tax purposes.

Effective September 15, 2002, the Company acquired Beach Street, Inc. (“Beach Street”), a company that operated 26 Quiksilver outlet stores. The results of Beach Street’s operations have been included in the consolidated financial statements since that date. As consideration for the acquisition, the Company issued 596,184 shares of common stock valued at $6.9 million. The acquisition was recorded using the purchase method of accounting. As a result of the acquisition, the Company recorded goodwill of $8.1 million, which is not expected to be deductible for tax purposes.

Note 3 — Allowance for Doubtful Accounts

The allowance for doubtful accounts, which includes bad debts and returns and allowances, consists of the following:

	Years Ended October 31,
In thousands	2004	2003	2002
Balance, beginning of year	$8,700	$6,667	$6,280
Provision for doubtful accounts	6,123	5,755	5,771
Deductions	(3,456)	(3,722)	(5,384)

Balance, end of year	$11,367	$8,700	$6,667

The provision for doubtful accounts represents charges to selling, general and administrative expense for estimated bad debts, whereas the provision for returns and allowance is reported as a reduction of revenues.

Note 4 — Inventories

Inventories consist of the following:

	October 31,
In thousands	2004	2003
Raw materials	$14,133	$10,708
Work in process	7,698	8,426
Finished goods	157,774	127,306

	$179,605	$146,440

Note 5 — Fixed Assets

Fixed assets consist of the following:

	October 31,
In thousands	2004	2003
Furniture and other equipment	$88,302	$68,537
Computer equipment	43,864	32,097
Leasehold improvements	57,715	50,586
Land use rights	21,620	15,643
Land and buildings	2,383	2,207

	213,884	169,070
Accumulated depreciation and amortization	(91,097)	(69,771)

	$122,787	$99,299

Note 6 — Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	October 31,
	2004			2003
					Amorti-
In thousands	Gross Amount	Amortization	Net Book Value	Gross Amount	zation	Net Book Value
Amortizable trademarks	$3,476	$(692)	$2,784	$2,453	$(489)	$1,964
Amortizable licenses	10,105	(1,937)	8,168	10,105	(926)	9,179
Other amortizable intangibles	5,633	(498)	5,135	—	—	—
Non-amortizable trademarks	105,029	—	105,029	54,434	—	54,434

	$124,243	$(3,127)	$121,116	$66,992	$(1,415)	$65,577

The change in non-amortizable trademarks is due primarily to the DC acquisition. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the fiscal years ended October 31, 2004 and 2003 was $1.7 million and $1.1 million, respectively. Annual amortization expense, based on the Company’s amortizable intangible assets as of October 31, 2004, is estimated to be approximately $2.2 million in each of the fiscal years ending October 31, 2005 through 2007 and approximately $1.5 million in the fiscal years ending October 31, 2008 and 2009.

Goodwill arose primarily from the acquisitions of Quiksilver Europe, The Raisin Company, Inc., Mervin, Freestyle SA, Beach Street, Quiksilver Asia/Pacific and DC Shoes, Inc. Goodwill increased during the fiscal year ended October 31, 2004 as a result of the Company’s acquisition of its Swiss distributor, Sunshine Diffusion SA, from the contingent purchase price payment recorded related to the acquisition of Quiksilver Asia/Pacific and as a result of the Company’s acquisition of DC Shoes, Inc. as described in Note 2 to these financial statements, and also due to foreign exchange fluctuations. Changes to goowill for the fiscal year ended October 31, 2003 were primarily due to the acquisition of Quiksilver Asia/Pacific and foreign exchange fluctuations.

Note 7 — Lines of Credit and Long-term Debt

A summary of lines of credit and long-term debt is as follows:

	October 31,
In thousands	2004	2003
European short-term credit arrangements	$3,756	$12,351
Asia/Pacific short-term lines of credit	7,045	8,600
Americas line of credit	105,974	60,912
Americas term loan	6,765	7,995
European long-term debt	33,714	37,071
Asia/Pacific long-term debt	460	438
Deferred purchase price obligation	26,600	17,003

	$184,314	$144,370

In June 2003, the Company replaced its syndicated bank facility with a new syndicated revolving line of credit (the “Line of Credit”). The Line of Credit expires June 2006 and provides for a revolving line of credit of up to $200.0 million. The Line of Credit bears interest based on the bank’s reference rate or based on LIBOR for borrowings committed to be outstanding for 30 days or longer. The weighted average interest rate at October 31, 2004 was 3.0%. The Line of Credit can be accessed by certain of the Company’s foreign subsidiaries and includes a $75.0 million sublimit for letters of credit and a $35.0 million sublimit for borrowings in certain foreign currencies. As of October 31, 2004, $106.0 million was outstanding under this line of credit.

The Line of Credit contains restrictive covenants. The most significant covenants relate to maintaining certain leverage and fixed charge coverage ratios. The payment of dividends is restricted, among other things, and the Company’s U.S. assets, other than trademarks and other intellectual property, generally have been pledged as collateral. At October 31, 2004, the Company was in compliance with such covenants.

The Company also has a term loan with a U.S. bank that initially totaled $12.3 million in April 2000. This term loan is repayable in installments of $0.1 million per month with a final maturity in October 2007. The Company anticipates that these monthly payments and final balloon payment will be paid from borrowings on the Line of Credit. This term loan is secured by the leasehold improvements at the Company’s Huntington Beach, California headquarters and bears interest contractually based on LIBOR. However, in January 2000, the Company entered into an interest rate swap agreement with a notional amount equal to the term loan, effective through April 2007, to fix the interest rate at 8.4% per annum. The fair value of the interest rate swap at October 31, 2004 was a loss of $0.4 million. The restrictive covenants under this term loan are substantially the same as those under the Line of Credit. The outstanding balance of this term loan at October 31, 2004 was $6.8 million.

Quiksilver Europe has arrangements with banks that provide for maximum cash borrowings of approximately $85.0 million in addition to approximately $74.0 million available for the issuance of letters of credit. At October 31, 2004, these lines of credit bore interest at an average rate of 2.7%, and $3.8 million was outstanding. The lines of credit expire in October 2005, and the Company believes that these lines of credit will continue to be available with substantially similar terms.

Quiksilver Europe also has $33.7 million of long-term debt, the majority of which is collateralized by land and buildings. This long-term debt bears interest at rates ranging generally from 2.6% to 5.9%, requires monthly, quarterly or annual principal and interest payments and is due at various dates through 2011.

Quiksilver Asia/Pacific has revolving lines of credit with banks that provide up to $19.0 million for cash borrowings and letters of credit. These lines of credit will be reviewed by the banks in January 2005 and September 2005, and the Company believes these lines of credit will continue to be available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2004 was $7.0 million at an average interest rate of 1.4%.

As part of the acquisition of Quiksilver International in fiscal 2000, the Company was obligated to make two additional purchase price payments, which are denominated in Australian dollars and are contingent on the computed earnings of Quiksilver International through June 2005. These obligations were discounted to present value as of the acquisition date, and in addition to potentially increasing as this contingency is resolved, the carrying amount of the obligation fluctuates based on changes in the exchange rate between Australian dollars and U.S. dollars. As a result of Quiksilver International’s operations for the 12 months ended June 30, 2004, the deferred purchase price obligation was increased by $6.5 million with a corresponding increase to trademarks. As of October 31, 2004, the remaining deferred purchase price obligation totaled $26.6 million.

Short-term obligations that the Company has the intent and ability to refinance on a long-term basis are classified as long-term debt. Principal payments on long-term debt are due approximately as follows (in thousands):

2005	$10,304
2006	142,202
2007	12,031
2008	5,374
2009	2,757
Thereafter	845

$173,513

Note 8 — Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,
In thousands	2004	2003
Accrued employee compensation and benefits	$33,154	$25,010
Accrued sales and payroll taxes	2,553	1,001
Derivative liability	6,362	202
Amounts payable for business acquisitions	17,951	—
Other liabilities	19,075	15,546

	$79,095	$41,759

Note 9 — Commitments and Contingencies

Operating Leases

The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2004 (in thousands):

2005	$33,666
2006	32,521
2007	29,273
2008	25,584
2009	21,527
Thereafter	79,256

$221,827

Total rent expense was $31.5 million, $24.8 million and $14.9 million for the years ended October 31, 2004, 2003 and 2002, respectively.

Professional Athlete Sponsorships

We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, windsurfing and golf. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. Such expenses are an ordinary part of our operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of October 31, 2004 (in thousands):

2005	$9,051
2006	4,950
2007	3,308
2008	1,729
2009	368

$19,406

Litigation

We are involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe the resolution of any such matter currently pending will not have a material adverse effect on our financial condition or results of operations.

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

Note 10 — Stockholders’ Equity

In March 2000, the Company’s stockholders approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), which generally replaced the Company’s previous stock option plans. Under the 2000 Plan, 14,472,418 shares are reserved for issuance over its term, consisting of 6,472,418 shares authorized under predecessor plans plus an additional 8,000,000 shares. Nonqualified and incentive options may be granted to officers and employees selected by the plan’s administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously outstanding shares of the Company’s Common Stock. Options vest over a period of time, generally three to five years, as designated by the committee and are subject to such other terms and conditions as the committee determines. Certain stock options have also been granted to employees of acquired businesses under other plans.

Changes in shares under option are summarized as follows:

	Years Ended October 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	7,042,304	$7.79	7,670,678	$6.14	7,145,364	$5.71
Granted	2,015,000	18.69	1,418,000	13.54	1,466,000	7.30
Exercised	(1,498,720)	5.66	(1,983,701)	5.49	(918,692)	4.66
Canceled	(16,500)	17.45	(62,673)	9.27	(21,994)	6.28

Outstanding, end of year	7,542,084	$11.12	7,042,304	$7.79	7,670,678	$6.14

Options exercisable, end of year	3,595,521	$7.52	3,960,285	$6.01	4,652,982	$5.36

Outstanding stock options at October 31, 2004 consist of the following:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Shares	Life	Price	Shares	Price
		(Years)
$2.23 - $4.45	822,268	1.8	$3.78	822,268	$3.78
$4.45 - $6.68	1,027,874	4.6	5.96	802,874	5.95
$6.68 - $8.90	1,685,092	6.3	7.38	1,071,729	7.57
$8.90 - $11.13	541,344	6.1	9.23	365,344	9.24
$11.13 - $13.35	1,306,006	8.1	13.23	391,308	13.03
$13.35 - $15.58	142,000	8.7	15.23	20,665	15.27
$15.58 - $17.80	1,452,500	9.0	17.37	61,333	15.70
$17.80 - $22.25	565,000	9.5	22.13	60,000	21.50

	7,542,084	6.7	$11.12	3,595,521	$7.52

As of October 31, 2004, there were 2,379,065 shares of common stock that were available for future grant.

The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees who have at least five months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. During the years ended October 31, 2004, 2003 and 2002, 65,711, 50,666 and 64,852 shares of stock were issued under the plan with proceeds to the Company of $1.0 million, $0.6 million and $0.5 million, respectively.

Note 11 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	October 31,
In thousands	2004	2003
Foreign currency translation adjustment	$42,424	$23,870
Loss on cash flow hedges and interest rate swaps	(7,646)	(4,018)

	$34,778	$19,852

Note 12 — Licensing

Since acquiring Quiksilver International in July 2000, the Company owns all international rights to use the Quiksilver and Roxy trademarks. Prior to this acquisition, the Company owned these intellectual property rights in the United States and Mexico only, and operated under license agreements with Quiksilver International Pty Ltd. to use the Quiksilver and Roxy trademarks in other countries and territories.

Quiksilver Europe has a license agreement with Gotcha International, LP that resulted from the Company’s acquisition of Freestyle, SA, the European licensee of Gotcha International, LP. The license agreement provides that Quiksilver Europe can sell products under the Gotcha trademark and tradename through 2015 in the territories covered by the license agreement (primarily Western Europe). Royalties range from 2.8% to 4.0% of net sales, based on sales volume, with certain minimum requirements. Promotional contributions are also required based on sales volume and range from 1.0% to 1.5%.

The Company licensed the use of the Quiksilver and Roxy trademarks in Mexico in exchange for royalties of 4.5% of net sales after Mexican taxes. This license terminated in fiscal 2004. The Company is currently negotiating new licensing arrangements in Turkey and Mexico. The Company also licensed the use of the Quiksilver and Roxy trademarks on eyewear and licensed a chain of domestic outlet stores. The eyewear licensee and this outlet store chain were acquired in fiscal 2003 and fiscal 2002, respectively, and accordingly, the license agreements were eliminated. The Company’s license with its domestic watch licensee was terminated during the year ended October 31, 2002.

Effective with the acquisition of Quiksilver International during fiscal 2000, the Company acquired licenses for the use of the Quiksilver and Roxy trademarks in various countries and territories around the world. The licensees are currently headquartered in South Africa, South Korea, Argentina and Mauritius. These licensees pay the Company royalties ranging from 3% to 5% of the licensees’ sales. The licensees headquartered in Australia, Japan and Indonesia were acquired during fiscal 2003.

Note 13 — Income Taxes

A summary of the provision for income taxes is as follows:

	Years Ended October 31,
In thousands	2004	2003	2002
Current:
Federal	$7,201	$7,240	$10,874
State	2,539	2,729	2,545
Foreign	28,072	24,506	13,014

	37,812	34,475	26,433

Deferred:
Federal	5,548	1,956	(2,435)
State	814	(56)	(530)
Foreign	(3,551)	(4,824)	(1,073)

	2,811	(2,924)	(4,038)

Provision for income taxes	$40,623	$31,551	$22,395

A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Years Ended October 31,
	2004	2003	2002
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.6	3.6	2.2
Foreign tax effect	(2.4)	(1.0)	0.2
Foreign tax credit	—	(2.9)	(0.1)
Other	0.1	0.3	—

Effective income tax rate	33.3%	35.0%	37.3%

The components of net deferred income taxes are as follows:

	October 31,
In thousands	2004	2003
Deferred income tax assets:
Allowance for doubtful accounts	$7,631	$6,297
Other comprehensive income	4,407	2,467
Operating loss carryforwards	1,044	230
Nondeductible accruals and other	17,019	14,369

	30,101	23,363

Deferred income tax liabilities:
Depreciation and Amortization	(22,408)	(1,283)
Other	(1,235)	(2,624)

	(23,643)	(3,907)

Net deferred income taxes	$6,458	$19,456

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.

Income before provision for income taxes includes $70.1 million, $55.2 million and $34.0 million from foreign jurisdictions for the years ended October 31, 2004, 2003 and 2002, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on foreign earnings that management intends to permanently reinvest. For the fiscal year ended October 31, 2004, foreign earnings earmarked for permanent reinvestment totaled approximately $172.0 million.

At October 31, 2004, the Company has state net operating loss carryforwards of approximately $5.3 million that will expire on various dates through 2014. In addition, the Company has foreign net operating loss carryforwards of approximately $2.9 million and $1.0 million for years ended October 31, 2004 and 2003, respectively, which will be carried forward until fully utilized.

Note 14 — Employee Plans

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company made contributions of $0.7 million, $0.5 million and $0.4 million to the 401(k) Plan for the years ended October 31, 2004, 2003 and 2002, respectively.

Employees of the Company’s French subsidary, Na Pali, SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law. Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and vest with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $2.3 million, $2.0 million and $1.6 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2004, 2003 and 2002, respectively.

Note 15 — Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common economic and operating characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company has historically operated in the Americas (primarily the U.S.) and Europe. Effective with its acquisition of Quiksilver Asia/Pacific on December 1, 2002, the Company has added operations in Australia, Japan, New Zealand and other Southeast Asian countries and territories. Accordingly, the Company revised its geographic segments to include Asia/Pacific and corporate operations. Costs that support all three geographic segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. No single customer accounts for more than 10% of the Company’s revenues.

Although the Company operates in one industry segment, it produces different product lines within the segment. The percentages of revenues attributable to each product line are as follows:

	Percentage of Revenues
	2004	2003	2002
T-Shirts	19%	20%	20%
Accessories	14	14	12
Jackets, sweaters and snowboardwear	12	12	12
Pants	10	11	11
Shirts	9	10	11
Footwear	9	5	4
Swimwear, excluding boardshorts	7	8	9
Fleece	5	6	7
Shorts	5	6	6
Boardshorts	4	4	3
Tops and dresses	4	3	3
Snowboards, snowboard boots, bindings and accessories	2	1	2

	100%	100%	100%

Information related to the Company’s geographical segments is as follows:

	Years Ended October 31,
In thousands	2004	2003	2002
Revenues:
Americas	$616,818	$492,442	$418,008
Europe	496,276	386,226	282,684
Asia/Pacific	148,733	94,187	—
Corporate operations	5,112	2,150	4,792

Consolidated	$1,266,939	$975,005	$705,484

Gross profit:
Americas	$251,357	$197,434	$153,561
Europe	251,692	189,462	127,976
Asia/Pacific	73,152	44,206	—
Corporation operations	1,958	2,150	4,792

Consolidated	$578,159	$433,252	$286,329

Operating income:
Americas	$63,811	$45,734	$35,377
Europe	73,517	61,941	41,327
Asia/Pacific	21,164	12,168	—
Corporate operations	(26,554)	(18,778)	(7,000)

Consolidated	$131,938	$101,065	$69,704

Identifiable assets:
Americas	$443,028	$300,464	$226,715
Europe	413,454	299,977	204,759
Asia/Pacific	118,918	95,835	—
Corporate operations	15,590	11,694	19,115

Consolidated	$990,990	$707,970	$450,589

	Years Ended October 31,
In thousands	2004	2003	2002
Goodwill:
Americas	$86,382	$50,670	$15,686
Europe	70,057	41,592	11,292
Asia/Pacific	13,346	6,571	—

Consolidated	$169,785	$98,833	$26,978

Goodwill increased in the Americas, Europe and Asia/Pacific during the fiscal year ended October 31, 2004 as a result of the DC acquisition and a contingent payment related to the acquisition of Quiksilver International. Goodwill increased in the Americas, Europe and Asia/Pacific during the fiscal year ended October 31, 2003 as a result of the Company’s acquisitions of its U.S. eyewear licensee, its European licensee for eyewear and wetsuits and its licensees in Australia and Japan. See Note 2 to these consolidated financial statements. Goodwill related to the acquisition of Quiksilver Asia/Pacific and the trademark value was allocated to each respective geographic segment based on where the benefits from these intangibles were estimated to be realized.

France accounted for 38.4%, 39.6% and 41.1% of European net sales to unaffiliated customers for the years ended October 31, 2004, 2003 and 2002, respectively, while the United Kingdom accounted for 18.7%, 21.5% and 20.6%, respectively, and Spain accounted for 17.0%, 16.5% and 15.2%, respectively.

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $2.7 million was recognized related to these types of contracts during fiscal 2004. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2004, the Company was hedging forecasted transactions expected to occur in the following seventeen months. Assuming exchange rates at October 31, 2004 remain constant, $5.2 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next seventeen months. Also included in accumulated other comprehensive income at October 31, 2004 is a $2.1 million loss, net of tax, related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling a loss of $0.3 million, net of tax, which is related to the Company’s U.S. dollar denominated long-term debt and mature through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the fiscal year ended October 31, 2004, the Company reclassified into earnings a net loss of $3.6 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at October 31, 2004 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
U.S. dollars	$165,242	Nov 2004 - Mar 2006	$(7,898)
Australian dollars	22,879	Sept 2005	4,773
New Zealand dollars	1,359	Nov 2004	(55)
Interest rate swap	6,765	Jan 2007	(444)

	$196,245		$(3,624)

Note 17 — Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows:

	Quarter	Quarter	Quarter	Quarter
In thousands,	Ended	Ended	Ended	Ended
except per share amounts	January 31	April 30	July 31	October 31
Year ended October 31, 2004
Revenues, net	$256,142	$322,579	$337,930	$350,288
Gross profit	113,669	147,043	150,407	167,040
Net income	9,174	27,790	19,530	24,875
Net income per share, assuming dilution	0.16	0.47	0.32	0.41
Trade accounts receivable	200,558	257,122	271,399	281,263
Inventories	179,282	127,318	171,639	179,605

Year ended October 31, 2003
Revenues, net	$192,080	$262,210	$251,498	$269,217
Gross profit	81,508	118,583	107,129	126,032
Net income	6,568	22,630	11,918	17,400
Net income per share, assuming dilution	0.12	0.40	0.21	0.30
Trade accounts receivable	173,511	227,028	217,924	224,418
Inventories	144,237	120,775	159,493	146,440

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 11, 2005

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

Signatures	Title	Date Signed
/s/ Robert B. McKnight, Jr. Robert B. McKnight, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 11, 2005
/s/ Steven L. Brink Steven L. Brink	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 11, 2005
/s/ William M. Barnum, Jr. William M. Barnum, Jr.	Director	January 11, 2005
/s/ Charles E. Crowe Charles E. Crowe	Director	January 11, 2005
/s/ Michael H. Gray Michael H. Gray	Director	January 11, 2005
/s/ Robert G. Kirby Robert G. Kirby	Director	January 11, 2005
/s/ Bernard Mariette Bernard Mariette	Director	January 11, 2005
/s/ Franck Riboud Franck Riboud	Director	January 11, 2005
/s/ Tom Roach Tom Roach	Director	January 11, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.1	JP Morgan Credit Agreement dated June 27, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.2	First Amendment to the JP Morgan Credit Agreement dated May 3, 2004.

10.3	Second Amendment to the JP Morgan Credit Agreement dated November 2, 2004.

10.4	Share Purchase Agreement, dated July 27, 2000, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd, Quiksilver International Pty Ltd and Shareholders of Quiksilver International Pty Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 27, 2000).

10.5	Form of Indemnity Agreement between the Company and individual Directors and officers of the Company (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996). (1)

10.6	Quiksilver, Inc. Stock Option Plan, as amended through March 24, 1995, together with form Stock Option Agreements. (1)

10.7	Quiksilver, Inc. 1995 Nonemployee Directors’ Stock Option Plan, together with form Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1996). (1)

10.8	Quiksilver, Inc. 1996 Stock Option Plan, together with form Stock Option Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1996). (1)

10.9	Quiksilver, Inc. 1998 Nonemployee Directors’ Stock Option Plan, together with form Stock Option Agreement. (1)

10.10	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended through March 26, 2004, together with form Stock Option Agreements. (1)

10.11	Employment Agreement between Robert B. McKnight, Jr. and the Company dated August 1, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004). (1)

10.12	Employment Agreement between Bernard Mariette and the Company dated August 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.) (1)

10.13	Employment Agreement between Charles S. Exon and the Company dated August 1, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.) (1)

10.14	Employment Agreement between Steven L. Brink and the Company dated August 1, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.) (1)

10.15	Merger Agreement, dated November 18, 2002, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd., QSJ Holdings Pty Ltd., Ug Manufacturing Co. Pty Ltd., Quiksilver Japan K.K., and certain shareholders of Ug Manufacturing Co. Pty Ltd. and Quiksilver Japan K.K. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 2, 2003).

Exhibit
Number	Description
10.16	Agreement and Plan of Merger and Reorganization by and among Quiksilver, Inc., QS Retail, Inc., Beach Street, Inc. and John Thompson and Diana Thompson dated as of September 17, 2002 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2002).

10.17	Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 8, 2004).

10.18	First Amendment to the Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated May 3, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated May 3, 2004).

10.19	Quiksilver, Inc. Written Description of Nonemployee Director Compensation. (1)

10.20	Quiksilver, Inc. Long Term Incentive Plan. (1)

10.21	Quiksilver, Inc. Annual Incentive Plan. (1)

21.1	Names and Jurisdictions of Subsidiaries.

23.1	Independent Auditors’ Consent.

31.1	Rule 13a-14(a)/15d-14(a) Certifications - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003

(1) Management contract or compensatory plan.