Form 10-Q
period 2005-01-31
QUIKSILVER INC
filed 2005-03-11
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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
March 7, 2005 was
58,999,146

QUIKSILVER, INC.

FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
In thousands, except share amounts	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$82,579	$55,197
Trade accounts receivable, less allowances of $11,947 (2005) and $11,367 (2004)	252,097	281,263
Other receivables	16,760	16,165
Inventories	236,819	179,605
Deferred income taxes	25,537	22,299
Prepaid expenses and other current assets	18,888	12,267

Total current assets	632,680	566,796

Fixed assets, less accumulated depreciation and amortization of $98,745 (2005) and $91,097 (2004)	126,813	122,787
Intangible assets, net	122,988	121,116
Goodwill	172,461	169,785
Deferred income taxes	3,672	—
Other assets	14,237	10,506

Total assets	$1,072,851	$990,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$25,052	$10,801
Accounts payable	139,782	105,054
Accrued liabilities	63,110	79,095
Current portion of long-term debt	9,982	10,304
Income taxes payable	16,248	18,442

Total current liabilities	254,174	223,696

Long-term debt, net of current portion	179,915	163,209
Deferred income taxes	21,776	15,841

Total liabilities	455,865	402,746

Stockholders’ equity
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 85,000,000; issued shares – 60,441,546 (2005) and 60,169,523 (2004)	604	602
Additional paid-in-capital	204,740	200,719
Treasury stock, 1,442,600 shares	(6,778)	(6,778)
Retained earnings	373,137	358,923
Accumulated other comprehensive income	45,283	34,778

Total stockholders’ equity	616,986	588,244

Total liabilities and stockholders’ equity	$1,072,851	$990,990

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended January 31,
In thousands, except per share amounts	2005	2004
Revenues, net	$342,860	$256,142
Cost of goods sold	189,954	142,473

Gross profit	152,906	113,669

Selling, general and administrative expense	129,483	94,735

Operating income	23,423	18,934

Interest expense	1,789	1,589
Foreign currency loss	463	3,267
Other expense	206	282

Income before provision for income taxes	20,965	13,796

Provision for income taxes	6,751	4,622

Net income	$14,214	$9,174

Net income per share	$0.24	$0.16

Net income per share, assuming dilution	$0.23	$0.16

Weighted average common shares outstanding	58,796	55,622

Weighted average common shares outstanding, assuming dilution	61,577	57,927

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended January 31,
In thousands	2005	2004
Net income	$14,214	$9,174
Other comprehensive income (loss):
Foreign currency translation adjustment	10,032	13,561
Net unrealized income (loss) on derivative instruments, net of tax of $389 (2005) and $861 (2004)	473	(1,576)

Comprehensive income	$24,719	$21,159

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended January 31,
In thousands	2005	2004
Cash flows from operating activities:
Net income	$14,214	$9,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,802	6,097
Provision for doubtful accounts	1,970	1,650
Loss on sale of fixed assets	43	494
Foreign currency loss	232	2,014
Interest accretion	496	317
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	30,529	33,390
Other receivables	5,808	2,164
Inventories	(55,760)	(27,387)
Prepaid expenses and other current assets	(6,387)	(4,817)
Other assets	(3,306)	1,717
Accounts payable	34,441	17,433
Accrued liabilities	(15,209)	(6,588)
Income taxes payable	(900)	(257)

Net cash provided by operating activities	13,973	35,401

Cash flows from investing activities:
Capital expenditures	(10,208)	(9,059)
Business acquisitions, net of cash acquired	(9,115)	(1,569)

Net cash used in investing activities	(19,323)	(10,628)

Cash flows from financing activities:
Borrowings on lines of credit	19,217	1,749
Payments on lines of credit	(4,428)	(21,401)
Borrowings on long-term debt	18,091	171
Payments on long-term debt	(3,102)	(2,952)
Proceeds from stock option exercises	2,198	1,070

Net cash provided by (used in) financing activities	31,976	(21,363)

Effect of exchange rate changes on cash	756	2,068

Net increase in cash and cash equivalents	27,382	5,478
Cash and cash equivalents, beginning of period	55,197	27,866

Cash and cash equivalents, end of period	$82,579	$33,344

Supplementary cash flow information:
Cash paid during the period for:
Interest	$1,438	$1,527

Income taxes	$6,190	$3,644

Non-cash investing and financing activities:
Deferred purchase price obligation	$—	$3,995

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 2005 and 2004. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2004 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.	New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. The adoption of EITF 03-1 did not have a material impact on the Company’s financial position or results of operations because the Company does not hold any applicable investments.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment”. SFAS No. 123 (R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for the Company beginning the fourth quarter of fiscal 2005. The impact on the Company’s net income will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 3 and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binominal lattice model for valuing options. The adoption of this standard will have no impact on the Company’s cash flows.

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

	Three months ended January 31,
In thousands	2005	2004
Actual net income	$14,214	$9,174
Less stock-based employee compensation expense determined under the fair value based method	1,814	2,443

Pro forma net income	$12,400	$6,731

Actual net income per share	$0.24	$0.16

Pro forma net income per share	$0.21	$0.12

Actual net income per share, assuming dilution	$0.23	$0.16

Pro forma net income per share, assuming dilution	$0.20	$0.12

4.	Inventories

Inventories consist of the following:

	January 31,	October 31,
In thousands	2005	2004
Raw Materials	$11,235	$14,133
Work-In-Process	7,858	7,698
Finished Goods	217,726	157,774

	$236,819	$179,605

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	January 31, 2005			October 31, 2004
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$4,433	$(1,071)	$3,362	$3,476	$(692)	$2,784
Amortizable licenses	10,105	(2,189)	7,916	10,105	(1,937)	8,168
Other amortizable intangibles	5,633	(741)	4,892	5,633	(498)	5,135
Non-amortizable trademarks	106,818	—	106,818	105,029	—	105,029

	$126,989	$(4,001)	$122,988	$124,243	$(3,127)	$121,116

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the three months ended January 31, 2005 and 2004 was $0.6 million and $0.3 million, respectively. Annual amortization expense is estimated to be approximately $2.2 million in each of the fiscal years ending October 31, 2005 through 2007 and approximately $1.5 million in the fiscal years ending October 31, 2008 and 2009. Goodwill related to the Company’s geographic segments is as follows:

	January 31,	October 31,
In thousands	2005	2004
Americas	$86,514	$86,382
Europe	72,220	70,057
Asia/Pacific	13,727	13,346

	$172,461	$169,785

Goodwill arose primarily from the acquisitions for Quiksilver Europe, The Raisin Company, Inc., Mervin, Freestyle SA, Beach Street, Quiksilver Asia/Pacific and DC Shoes, Inc. Goodwill increased during the three months ended January 31, 2005 primarily as a result of foreign exchange fluctuations of $2.3 million.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	January 31,	October 31,
In thousands	2005	2004
Foreign currency translation adjustment	$52,456	$42,424
Loss on cash flow hedges and interest rate swaps	(7,173)	(7,646)

	$45,283	$34,778

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company operates in the Americas (primarily the U.S.), Europe and Asia/Pacific. Costs that support all three geographic segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. No single customer accounts for more than 10% of the Company’s revenues.

                Information related to the Company’s geographical segments is as follows:

	Three months ended January 31,
In thousands	2005	2004
Revenues, net:
Americas	$159,274	$123,199
Europe	132,590	106,183
Asia/Pacific	50,450	26,281
Corporate operations	546	479

	$342,860	$256,142

Gross profit:
Americas	$62,424	$49,834
Europe	65,628	51,285
Asia/Pacific	24,282	12,485
Corporate operations	572	65

	$152,906	$113,669

Operating income:
Americas	$8,691	$10,169
Europe	14,977	12,886
Asia/Pacific	7,355	1,217
Corporate operations	(7,600)	(5,338)

	$23,423	$18,934

Identifiable assets:
Americas	$425,543	$297,294
Europe	480,001	343,159
Asia/Pacific	136,603	89,873
Corporate operations	30,704	8,694

	$1,072,851	$739,020

8.	Derivative Financial Instruments

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $0.2 million was recognized related to these types of contracts during the three months ended January 31, 2005. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of January 31, 2005, the Company was hedging forecasted transactions expected to occur in the following seventeen months. Assuming exchange rates at January 31, 2005 remain constant, $4.7 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next seventeen months. Also included in accumulated other comprehensive income at January 31, 2005 is a $2.3 million loss, net of tax, related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling a loss of $0.2 million, net of tax, which is related to the Company’s U.S. dollar denominated long-term debt and matures through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended January 31, 2005, the Company reclassified into earnings a net loss of $1.8 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at January 31, 2005 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
U.S. dollars	$146,801	Feb 2005 – Jun 2006	$(9,107)
Australian dollars	40,807	Apr 2005 – Oct 2005	5,664
Euros	62,208	Apr 2005 – Oct 2005	(136)
Interest rate swap	6,765	Jan 2007	(321)

	$256,581		$(3,900)

9.	Business Acquisitions

Effective May 1, 2004, the Company acquired DC Shoes, Inc. (“DC”), a premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the U.S. and internationally. The operations of DC have been included in the Company’s results since May 1, 2004. The initial purchase price, excluding transaction costs, includes cash of approximately $52.8 million, 1.6 million restricted shares of the Company’s common stock valued at $27.3 million and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. Of the initial purchase price, $63.4 million was paid in fiscal 2004, $3.3 million was paid in the three months ended January 31, 2005, $0.5 million was paid in the three months ending April 30, 2005, and $0.9 million is expected to be paid based on the resolution of certain remaining contingencies. The sellers are entitled to additional payments ranging from zero to $57.0 million if certain performance targets are achieved during the four years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments were made. As of January 31, 2005, $8.0 million was accrued based on achieving certain sales and earnings targets, which was paid during the three months ending April 30, 2005. Goodwill arises from synergies the Company believes can be achieved integrating DC’s product lines and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of non-compete agreements, customer relationships and patents with estimated useful lives ranging from four to eighteen years.

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

The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with our business. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2004, which discusses our business in greater detail.

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

We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. Shifts in consumer preferences could have a negative effect on companies that misjudge these preferences. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, merchandisers, pattern makers, and cutting and sewing contractors. It’s this team, our heritage and current strength of our brands that has helped us remain in the forefront of design in our markets. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplace. There can be no assurance that we can do this. The consumer products industry is fragmented, and in order to retain and/or grow our market share, we must continue to be competitive in the areas of quality, brand image, distribution methods, price, customer service and intellectual property protection.

Results of Operations

The table below shows the components in our statements of income and other data as a percentage of revenues:

	Three Months Ended January 31,
	2005	2004
Statement of Income data

Revenues	100.0%	100.0%
Gross profit	44.6	44.4
Selling, general and administrative expense	37.8	37.0

Operating income	6.8	7.4
Interest expense	0.5	0.6
Foreign currency and other expense	0.2	1.4

Income before provision for income taxes	6.1%	5.4%

Other data

EBITDA (1)	8.9%	8.4%

(1) EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We believe that EBITDA is a meaningful measure to investors as it is a widely used measure of performance and our ability to meet liquidity requirements in our industry. Following is the reconciliation of net income to EBITDA and cash flows from operations:

	Three Months Ended January 31,
	2005	2004
Net income	$14,214	$9,174
Provision for income taxes	6,751	4,622
Interest expense	1,789	1,589
Depreciation and amortization	7,802	6,097

EBITDA	$30,556	$21,482

EBITDA	$30,556	$21,482
Less interest expense and provision for income taxes	(8,540)	(6,211)
Other non-cash expenses	2,741	4,475
Changes in operating assets and liabilities, net of effects from business acquisitions	(10,784)	15,655

Net cash provided by operating activitites	$13,973	$35,401

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Our total net revenues for the three months ended January 31, 2005 increased 34% to $342.9 million from $256.1 million in the comparable period of the prior year. The DC division, which was acquired on May 1, 2004, accounted for approximately 11% of our consolidated revenue growth for the three months ended January 31, 2005. Revenues in the Americas increased 29% to $159.3 million for the three months ended January 31, 2005 from $123.2 million in the comparable period of the prior year, and European revenues increased 25% to $132.6 million from $106.2 million for those same periods. As measured in euros, Quiksilver Europe’s primary functional currency, revenues in the current year’s quarter increased 16% compared to the prior year. Asia/Pacific revenues increased 92% to $50.5 million for the three months ended January 31, 2005 from $26.3 million for the three months ended January 31, 2004. As measured in Australian dollars, Quiksilver Asia/Pacific’s primary functional currency, revenues increased 85% for the three months ended January 31, 2005 compared to the three months ended January 31, 2004.

In the Americas, revenues in our men’s category, which includes the Quiksilver Young Men’s, Boys, Toddlers, Wintersports, Quiksilveredition, DC, Hawk Clothing and Fidra divisions, increased 31% to $73.3 million from $55.9 million in the comparable period of the prior year, while revenues in our women’s category, which includes the Roxy, Roxy Girl, Teenie Wahine, DC, Raisins, Leilani and Radio Fiji

divisions, increased 28% to $84.7 million from $66.1 million. Revenues from snowboards, boots and bindings amounted to $1.3 million for the current year’s quarter compared to $1.2 million in the comparable period of the prior year. The increase in the Americas men’s revenues came primarily from the newly acquired DC division and to a lesser extent the Quiksilver Young Men’s division. The increase in the Americas women’s revenues came primarily from the Roxy division, and to a lesser extent the DC division. In Europe and as reported in dollars, men’s revenues increased 22% to $96.9 million from $79.6 million, while women’s revenues increased 34% to $35.7 million from $26.6 million. The European men’s revenues increase came primarily from the Quiksilver Young Men’s division, and to a lesser extent the DC division, and the women’s revenue increase reflects growth in the Roxy division. The increases in European revenues were impacted by the strong euro in comparison to the prior year. In euros, men’s revenues increased 13% and women’s revenues increased 24%. In Asia/Pacific, the increase in revenues came primarily from the Quiksilver Young Men’s, DC and Roxy divisions.

Our consolidated gross profit margin for the three months ended January 31, 2005 increased to 44.6% from 44.4% in the comparable period of the prior year. The Americas’ gross profit margin decreased to 39.2% from 40.5%, while the European gross profit margin increased to 49.5% from 48.3%, and the Asia/Pacific gross profit margin increased to 48.1% from 47.5% for those same periods. The decrease in the Americas’ gross profit margin was primarily from a shift in product mix to lower margin products and the inclusion of DC, which produced a lower gross profit margin than our other product categories during the three months ended January 31, 2005. Our European gross profit margin increased due to a higher percentage of sales through company-owned retail stores where we earn both the wholesale and retail margins. In Asia/Pacific, the gross profit margin increased primarily due to lower production costs resulting from a stronger Australian dollar in comparison to the prior year.

Our selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2005 increased 37% to $129.5 million from $94.7 million in the comparable period of the prior year. Americas’ SG&A increased 35% to $53.7 million from $39.7 million in the comparable period of the prior year, while European SG&A increased 32% to $50.7 million from $38.4 million, and Asia/Pacific SG&A increased 50% to $16.9 million from $11.3 million for those same periods. The increase across all three segments was primarily due to the addition of DC, additional retail stores, additional expenses related to increased sales volume and additional marketing expenses. The stronger euro and Australian dollar in relation to the previous year also contributed to higher SG&A in Europe and Asia/Pacific. As a percentage of revenues, SG&A increased to 37.8% for the three months ended January 31, 2005 from 37.0% for the three months ended January 31, 2004. This increase was primarily due to the effect of DC, which operates with a higher percentage of SG&A during the first quarter of the fiscal year in comparision to our other divisions. The increase in company-owned retail stores also increased our SG&A as a percentage of revenues, but this effect was substantially offset by general leverage on our growth.

Interest expense for the three months ended January 31, 2005 increased 13% to $1.8 million from $1.6 million in the comparable period of the prior year. This increase was primarily due to higher average debt balances in the Americas and Europe.

Foreign currency loss decreased to $0.5 million for the three months ended January 31, 2005 from $3.3 million in the comparable period of the prior year. This loss resulted primarily from the foreign currency contracts we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.

The effective income tax rate for the three months ended January 31, 2005, which is based on current estimates of the annual effective income tax rate, decreased to 32.2% from 33.5% in the comparable period of the prior year. This improvement resulted primarily because a higher percentage of our 2005 profits are expected to be generated in countries with lower tax rates.

Net income for the three months ended January 31, 2005 increased 55% to $14.2 million or $0.23 per share on a diluted basis from $9.2 million or $0.16 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.24 per share for the three months ended January 31, 2005 from $0.16 per share in the comparable period of the prior year. EBITDA increased 42% to $30.6 million from $21.5 million for those same periods.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the U.S., Europe and Australia make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

Cash Flows

We generated $14.0 million of cash from operating activities in the three months ended January 31, 2005 compared to $35.4 million in the three months ended January 31, 2004. This $21.4 million decrease in cash provided was primarily due to changes in accounts receivable and inventories net of changes in accounts payable. During the three months ended January 31, 2005, decreases in trade accounts receivable generated cash of $30.5 million compared to $33.4 million in the comparable period of the prior year, a decrease in cash provided of $2.9 million. The increase in inventories net of the increase in accounts payable used cash of $21.3 million in the three months ended January 31, 2005 compared to $10.0 million used in the comparable period of the prior year, a net increase in cash used of $11.3 million. The increase in cash provided by higher net income adjusted for non-cash expenses was more than offset by changes in other operating assets and liabilities.

Capital expenditures totaled $10.2 million for the three months ended January 31, 2005, compared to $9.1 million in the comparable period of the prior year. These investments include company-owned Boardriders Clubs and ongoing investments in computer and warehouse equipment.

During the three months ended January 31, 2005, net cash provided by financing activities totaled $32.0 million, compared to cash used of $21.4 million in the comparable period of the prior year. Borrowings increased as did our cash and cash equivalents balance at January 31, 2005 primarily due to the timing of payments for inventory purchased.

The net increase in cash and cash equivalents for the three months ended January 31, 2005 was $27.4 million compared to $5.5 million in the comparable period of the prior year. Cash and cash equivalents totaled $82.6 million at January 31, 2005 compared to $55.2 million at October 31, 2004, while working capital was $378.5 million at January 31, 2005 compared to $343.1 million at October 31, 2004. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other operating requirements for the foreseeable future and that increases in our lines of credit or other financing can be obtained as needed to fund future growth.

Trade Accounts Receivable and Inventories

Accounts receivable decreased 10% to $252.1 million at January 31, 2005 from $281.3 million at October 31, 2004. Accounts receivable in the Americas decreased 11% to $112.3 million at January 31, 2005 from $125.8 million at October 31, 2004, while European accounts receivable decreased 7% to $111.8 million from $120.7 million, and Asia/Pacific accounts receivable decreased 20% to $28.0 million from $34.8 million for the same period. As compared to January 31, 2004, accounts receivable in the Americas increased 51%, European accounts receivable increased 3%, and Asia/Pacific accounts receivable increased 55%. The growth in Americas’ accounts receivable was primarily due to the addition of accounts receivable from DC. The growth in European and Asia/Pacific accounts receivable were less than the related increases in revenues. Included in accounts receivable are approximately $15.4 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be accounted for to accurately compute days sales outstanding. Overall average days sales outstanding decreased by approximately four days at January 31, 2005 compared to January 31, 2004.

Consolidated inventories increased 32% to $236.8 million at January 31, 2005 from $179.6 million at October 31, 2004. Inventories in the Americas increased 15% to $120.6 million from $104.6 million at October 31, 2004, while European inventories increased 62% to $86.9 million from $53.7 million, and Asia/Pacific inventories increased 38% to $29.3 million from $21.3 million for those same periods. Inventories in the Americas increased 38% compared to January 31, 2004, while inventories in Europe increased 19%, and inventories in Asia/Pacific increased 58% for that same period. The stronger euro and Australian dollar in relation to the U.S. dollar increased the U.S. dollar value of inventories by approximately $3.9 million. The remaining increase is due to the addition of the DC division and to support our overall growth. Consolidated average inventory turnover improved to approximately 3.8 at January 31, 2005 compared to approximately 3.5 at January 31, 2004.

Commitments

During the quarter ended January 31, 2005 we paid $5.3 million to the previous shareholders of the Asia/Pacific division based on the acheivement of certain sales and earnings targets and $3.3 million to the previous shareholders of DC Shoes, Inc. related to the resolution of certain acquisition contingencies. In the quarter ending April 30, 2005, we have paid approximately $8.5 million to the previous shareholders of DC Shoes, Inc. based on the acheivement of certain sales and earnings targets and the resolution of certain other acquisition contingencies. This amount is reflected in our balance sheet as of January 31, 2005, as a component of accrued liabilities.

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

Revenue Recognition

We recognize revenues when the risk of ownership and title passes to our customers. Generally, we extend credit to our customers and do not require collateral. Our payment terms range from net-30 to net-90, depending on the country or whether we sell directly to retailers in the country or to a distributor. None of our sales agreements with any of our customers provide for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brands and our image. We provide allowances for estimated returns when revenues are recorded, and related losses have historically been within our expectations. If returns are higher than our estimates, our earnings would be adversely affected.

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

Long-Lived Assets

We acquire tangible and intangible assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets, trademarks, licenses and other amortizable intangibles) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments equal to the difference between the carrying value of the asset and its fair value, if any, would be recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.

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

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determine that the deferred tax assets, which had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Foreign Currency Translation

A significant portion of our revenues are generated in Europe, where we operate with the euro as our primary functional currency, and a smaller portion of our revenues are generated in Asia/Pacific, where we operate with the Australian dollar and Japanese yen as our functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and some European and Asia/Pacific product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign exchange rates. We also have other foreign currency obligations related to our acquisition of Quiksilver International and Asia/Pacific. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

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

New Accounting Pronouncements

See Note 2 — New Accounting Pronouncements for a discussion of future Pronouncements that may affect our financial reporting.
See Note 2 — New Accounting Pronouncements for a discussion of future pronouncements that may affect our financial reporting.

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

PART I — FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our foreign currency and interest rate risks are discussed in our Annual Report on Form 10-K for the year ended October 31, 2004 in Item 7a.

Quiksilver Europe’s statements of income are translated from euros into U.S. dollars at average exchange rates in effect during the reporting period. When the euro strengthens compared to the U.S. dollar there is a positive effect on Quiksilver Europe’s results as reported in our Consolidated Financial Statements. Conversely, when the U.S. dollar strengthens, there is a negative effect. Likewise, the statements of income of Quiksilver Asia/Pacific are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a positive effect on our results from a stronger Australian dollar or Japanese yen in comparison to the U.S. dollar.

European revenues increased 16% in euros during the three months ended January 31, 2005 compared to the three months ended January 31, 2004. As measured in U.S. dollars and reported in our Consolidated Statements of Income, European revenues increased 25% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year. Thus far in our second quarter, the euro continues to be stronger relative to the U.S. dollar in comparison to the prior year.

Asia/Pacific revenues increased 85% in Australian dollars during the three months ended January 31, 2005 compared to the three months ended January 31, 2004. As measured in U.S. dollars and reported in our Consolidated Statements of Income, Asia/Pacific revenues increased 92% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year. Thus far in our second quarter, the Australian dollar continues to be stronger relative to the U.S. dollar in comparison to the prior year.

PART I — FINANCIAL INFORMATION

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

(a)     Exhibits

10.1	Amendment to the Long-Term Incentive Plan dated January 26, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

March 11, 2005	/s/ Steven L. Brink

Steven L. Brink
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amendment to the Long-Term Incentive Plan dated January 26, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer