Form 10-Q
period 2005-04-30
QUIKSILVER INC
filed 2005-06-09
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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
June 3, 2005 was 118,548,564

QUIKSILVER, INC.

FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
In thousands, except share amounts	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$68,009	$55,197
Trade accounts receivable, less allowance of $12,607 (2005) and $11,367 (2004)	342,035	281,263
Other receivables	22,869	16,165
Inventories	177,842	179,605
Deferred income taxes	25,466	22,299
Deposit on planned acquisition	59,085	—
Prepaid expenses and other current assets	23,649	12,267

Total current assets	718,955	566,796

Fixed assets, less accumulated depreciation and amortization of $109,166 (2005) and $91,097 (2004)	130,695	122,787
Intangible assets, net	123,255	121,116
Goodwill	172,738	169,785
Deferred income taxes	2,279	—
Other assets	17,994	10,506

Total assets	$1,165,916	$990,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$24,025	$10,801
Accounts payable	110,492	105,054
Accrued liabilities	56,248	79,095
Current portion of long-term debt	9,148	10,304
Income taxes payable	20,977	18,442

Total current liabilities	220,890	223,696

Long-term debt, net of current portion	269,514	163,209
Deferred income taxes	21,855	15,841

Total liabilities	512,259	402,746

Stockholders’ equity
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares – 185,000,000; issued shares – 121,289,762 (2005) and 120,339,046 (2004)	1,213	1,203
Additional paid-in-capital	206,925	200,118
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	407,804	358,923
Accumulated other comprehensive income	44,493	34,778

Total stockholders’ equity	653,657	588,244

Total liabilities and stockholders’ equity	$1,165,916	$990,990

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended April 30,
In thousands, except per share amounts	2005	2004
Revenues, net	$426,853	$322,579
Cost of goods sold	233,488	175,536

Gross profit	193,365	147,043

Selling, general and administrative expense	139,314	104,647

Operating income	54,051	42,396

Interest expense	3,269	1,476
Foreign currency gain	(288)	(1,180)
Other (income) expense	(61)	227

Income before provision for income taxes	51,131	41,873

Provision for income taxes	16,464	14,083

Net income	$34,667	$27,790

Net income per share	$0.29	$0.25

Net income per share, assuming dilution	$0.28	$0.24

Weighted average common shares outstanding	118,169	112,340

Weighted average common shares outstanding, assuming dilution	123,791	117,370

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended April 30,
In thousands, except per share amounts	2005	2004
Revenues, net	$769,713	$578,721
Cost of goods sold	423,442	318,009

Gross profit	346,271	260,712

Selling, general and administrative expense	268,797	199,382

Operating income	77,474	61,330

Interest expense	5,058	3,065
Foreign currency loss	175	2,087
Other expense	145	509

Income before provision for income taxes	72,096	55,669

Provision for income taxes	23,215	18,705

Net income	$48,881	$36,964

Net income per share	$0.41	$0.33

Net income per share, assuming dilution	$0.40	$0.32

Weighted average common shares outstanding	117,877	111,786

Weighted average common shares outstanding, assuming dilution	123,448	116,634

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six months ended April 30,
In thousands	2005	2004
Net income	$48,881	$36,964
Other comprehensive income:
Foreign currency translation adjustment	7,340	4,553
Net unrealized income on derivative instruments, net of tax of $1,516 (2005) and $1,024 (2004)	2,375	1,667

Comprehensive income	$58,596	$43,184

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,
In thousands	2005	2004
Cash flows from operating activities:
Net income	$48,881	$36,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,626	12,365
Provision for doubtful accounts	3,624	3,737
Loss on sale of fixed assets	283	869
Foreign currency loss (gain)	465	(649)
Interest accretion	998	633
Changes in operating assets and liabilities:
Trade accounts receivable	(63,018)	(30,415)
Other receivables	638	1,121
Inventories	3,031	21,748
Prepaid expenses and other current assets	(5,627)	(5,645)
Other assets	(3,084)	(1,496)
Accounts payable	4,719	(2,530)
Accrued liabilities	(9,364)	(394)
Income taxes payable	5,761	5,125

Net cash provided by operating activities	3,933	41,433

Cash flows from investing activities:
Capital expenditures	(24,732)	(19,370)
Deposit on planned acquisition	(59,588)	—
Business acquisitions, net of cash acquired	(21,389)	(5,605)

Net cash used in investing activities	(105,709)	(24,975)

Cash flows from financing activities:
Borrowings on lines of credit	35,172	12,713
Payments on lines of credit	(21,536)	(20,449)
Borrowings on long-term debt	104,149	4,091
Payments on long-term debt	(7,036)	(6,271)
Proceeds from stock option exercises	3,494	6,798

Net cash provided by (used in) financing activities	114,243	(3,118)

Effect of exchange rate changes on cash	345	1,129

Net increase in cash and cash equivalents	12,812	14,469
Cash and cash equivalents, beginning of period	55,197	27,866

Cash and cash equivalents, end of period	$68,009	$42,335

Supplementary cash flow information:
Cash paid during the period for:
Interest	$4,482	$2,638

Income taxes	$16,443	$12,947

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2005 and 2004. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2004 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

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

In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment”. SFAS No. 123 (R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for the Company beginning the first quarter of fiscal 2006. The impact on the Company’s net income is significant and will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 3 to the condensed consolidated financial statements and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binomial lattice model for valuing options. The adoption of this standard will have no impact on the Company’s cash flows.

3. Stock Based Compensation

The Company currently applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. No stock-based employee compensation expense is reflected in net income, as all options granted under our stock option plans have exercise prices equal to the market value of the underlying common stock on the grant dates. The following table contains the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

	Three Months Ended		Six Months Ended
	April 30,		April 30,
In thousands, except per share amounts	2005	2004	2005	2004
Actual net income	$34,667	$27,790	$48,881	$36,964
Less stock-based employee compensation expense determined under the fair value based method	3,781	2,282	5,594	4,358

Pro forma net income	$30,886	$25,508	$43,287	$32,606

Actual net income per share	$0.29	$0.25	$0.41	$0.33

Pro forma net income per share	$0.26	$0.23	$0.37	$0.29

Actual net income per share, assuming dilution	$0.28	$0.24	$0.40	$0.32

Pro forma net income per share, assuming dilution	$0.25	$0.22	$0.35	$0.28

4. Inventories

Inventories consist of the following:

	April 30,	October 31,
In thousands	2005	2004
Raw Materials	$12,718	$14,133
Work-In-Process	5,737	7,698
Finished Goods	159,387	157,774

	$177,842	$179,605

5. Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	April 30, 2005			October 31, 2004
	Gross	Amorti-	Net Book	Gross	Amorti-	Net Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$4,524	$(1,145)	$3,379	$3,476	$(692)	$2,784
Amortizable licenses	10,075	(2,536)	7,539	10,105	(1,937)	8,168
Other amortizable intangibles	5,633	(969)	4,664	5,633	(498)	5,135
Non-amortizable trademarks	107,673	—	107,673	105,029	—	105,029

	$127,905	$(4,650)	$123,255	$124,243	$(3,127)	$121,116

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the six months ended April 30, 2005 and 2004 was $1.2 million and $0.6 million, respectively. Annual amortization expense is estimated to be approximately $2.2 million in each of the fiscal years ending October 31, 2005 through 2007 and approximately $1.5 million in each of the fiscal years ending October 31, 2008 and 2009. Goodwill related to the Company’s geographic segments is as follows:

	April 30,	October 31,
In thousands	2005	2004
Americas	$86,892	$86,382
Europe	72,045	70,057
Asia/Pacific	13,801	13,346

	$172,738	$169,785

Goodwill arose primarily from the acquisitions of Quiksilver Europe, The Raisin Company, Inc., Mervin Manufacturing, Inc., Freestyle SA, Beach Street Inc., Quiksilver Asia/Pacific and DC Shoes, Inc. Goodwill increased during the six months ended April 30, 2005 as a result of a contingent purchase price payment related to the acquisition of DC Shoes, Inc., as described in Note 9 to the condensed consolidated financial statements, as well as foreign exchange fluctuations of $2.9 million.

6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of income taxes, are as follows:

	April 30,	October 31,
In thousands	2005	2004
Foreign currency translation adjustment	$49,764	$42,424
Loss on cash flow hedges and interest rate swaps	(5,271)	(7,646)

	$44,493	$34,778

7. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company operates in the Americas (primarily the United States), Europe and Asia/Pacific. Costs that support all three geographic segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s international licensees. No single customer accounted for more than 10% of the Company’s revenues.

Information related to the Company’s geographical segments is as follows:

	Three Months Ended April 30,
In thousands	2005	2004
Revenues, net:
Americas	$199,192	$148,536
Europe	176,272	140,286
Asia/Pacific	50,331	33,205
Corporate operations	1,058	552

	$426,853	$322,579

Gross Profit:
Americas	$76,697	$61,044
Europe	90,595	69,053
Asia/Pacific	25,541	16,229
Corporate operations	532	717

	$193,365	$147,043

Operating Income:
Americas	$23,425	$18,929
Europe	33,704	26,258
Asia/Pacific	6,340	3,832
Corporate operations	(9,418)	(6,623)

	$54,051	$42,396

	Six Months Ended April 30,
In thousands	2005	2004
Revenues, net:
Americas	$358,466	$271,735
Europe	308,862	246,469
Asia/Pacific	100,781	59,486
Corporate operations	1,604	1,031

	$769,713	$578,721

Gross profit:
Americas	$139,121	$110,878
Europe	156,223	120,338
Asia/Pacific	49,823	28,714
Corporate operations	1,104	782

	$346,271	$260,712

Operating income:
Americas	$32,116	$29,098
Europe	48,681	39,144
Asia/Pacific	13,695	5,049
Corporate operations	(17,018)	(11,961)

	$77,474	$61,330

Identifiable assets:
Americas	$456,947	$324,832
Europe	470,273	335,983
Asia/Pacific	142,650	86,676
Corporate operations	96,046	6,304

	1,165,916	$753,795

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $0.1 million was recognized related to these types of derivatives during the six months ended April 30, 2005. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of April 30, 2005, the Company was hedging forecasted transactions expected to occur in the following fifteen months. Assuming exchange rates at April 30, 2005 remain constant, $4.1 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next fifteen months. Also included in accumulated other comprehensive income at April 30, 2005 is a $1.0 million loss, net of tax, related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures through fiscal 2005, and the fair value of interest rate swaps, totaling a loss of $0.2 million, net of tax, which is related to the Company’s U.S. dollar denominated long-term debt and matures through fiscal 2007.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the six months ended April 30, 2005, the Company reclassified into earnings a net loss of $3.2 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at April 30, 2005 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
United States dollar	$160,093	May 2005 – July 2006	$(6,894)
Euro	44,550	July 2005 – Oct 2005	(183)
Australian dollar	22,879	Sept 2005	6,340
British pound	5,721	May 2005	(30)
New Zealand dollar	1,462	May 2005 – July 2005	(18)
Interest rate swap	5,843	Jan 2007	(244)

	$240,548		$(1,029)

9. Business Acquisitions

On March 22, 2005, the Company announced plans to acquire Skis Rossignol S.A. (“Rossignol”), a ski and winter sports equipment manufacturer. Rossignol offers a full range of winter sports equipment under the Rossignol, Dynastar, Lange, Look, Kerma and Hammer brands and also sells golf products under the Cleveland Golf brand. On April 12, 2005, the Company entered into an acquisition agreement to acquire Ski Expansion S.C.A. (the “Holding Company”). The Holding Company owns approximately 38.4% of the shares and 49.8% of the voting interest of Rossignol. The Company made a refundable deposit of $59.6 million for the Holding Company purchase, with $51.1 million of the deposit held in escrow to be released to the seller on the closing date and the remaining $8.5 million paid directly to the seller. The Company has launched a tender offer at 19.00 euros per share to purchase all the outstanding shares of Rossignol not owned by the Holding Company (the “Tender Offer”). If full participation in the Tender Offer is not achieved, public shareholders may continue to hold a minority interest in Rossignol. Approximately 25% of the Holding Company purchase price will be deferred, with payment expected in 2010. Until such payment, the deferred purchase price obligation will accrue interest equal to the 3 month euro interbank offered rate (“Euribor”) plus 2.35% (currently 4.5%). The former owners of the Holding Company will also retain a minority interest of approximately 36% in Roger Cleveland Golf, Inc. (“Cleveland”), a Rossignol subsidiary. The Company will have the option to acquire the remaining interest through a put/call arrangement whereby the future minority owners of Cleveland can require the Company to buy all of their interest in Cleveland after 4.5 years, at its fair value at that time, and the Company can buy their interest for fair value at its option after 7 years.

The acquisition of Rossignol is expected to close in July 2005. The expected purchase price, assuming full Tender Offer participation and including the deferred purchase price, will be approximately $280 million in cash, before transaction costs, and approximately 2.2 million restricted shares of the Company’s common stock. This amount excludes the potential future buyout of the Cleveland minority interest, which is based on a formula intended to approximate the fair value of such interest at the put/call exercise date.

Effective May 1, 2004, the Company acquired DC Shoes, Inc. (“DC”), a premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the United States and internationally. The operations of DC have been included in the Company’s results since May 1, 2004. The initial purchase price, excluding transaction costs, includes cash of approximately $52.8 million, 1.6 million restricted shares of the Company’s common stock, valued at $27.3 million, and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. Of the initial purchase price, $63.4 million was paid in fiscal 2004, $3.8 million was paid during the six months ended April 30, 2005, and $0.9 million is expected to be paid based on the resolution of certain remaining contingencies. The sellers also received $8.0 million during the three months ended April 30, 2005 based on achieving certain sales and earnings targets. The sellers are entitled to additional payments ranging from zero to $49.0 million if certain sales and earnings targets are achieved during the three years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies the Company believes can be achieved integrating DC’s product lines and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of non-compete agreements, customer relationships and patents with estimated useful lives ranging from four to eighteen years.

10. Indemnities and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

11. Credit Facility and Interim Facility

In April 2005, the Company replaced its line of credit in the Americas with a new revolving credit facility (“Credit Facility”), which was amended and restated in June 2005. The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $250 million (with a Company option to expand the facility to $350 million under certain conditions). The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is based on the Company’s fixed charge coverage ratio. The weighted average interest rate at April 30, 2005 was 4.3%. The Credit Facility includes a $100 million sublimit for letters of credit and a $35 million sublimit for borrowings in certain foreign currencies. As of April 30, 2005, $75.0 million was outstanding under the Credit Facility, in addition to outstanding letters of credit of $49.4 million.

The borrowing base is limited to certain percentages of the Company’s eligible accounts receivable and inventory. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on (i) incurrence of additional debt and guarantees of indebtedness, (ii) creation of liens, (iii) mergers, consolidations or sales of substantially all of the Company’s assets, (iv) sales or other dispositions of assets, (v) distributions or dividends and repurchases of the Company’s common stock, (vi) restricted payments, including without limitation, certain restricted investments, (vii) engaging in transactions with affiliates of the Company and (viii) sale and leaseback transactions. The Company’s United States assets and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary, have been pledged as collateral and to secure our indebtedness under the Credit Facility. As of April 30, 2005, the Company was in compliance with such covenants.

In April 2005, the Company also entered into an interim credit agreement (“Interim Facility”) to provide capital for the planned acquisition of Rossignol. The Interim Facility expires April 2006 and provides for an aggregate of $350 million in borrowings. If outstanding amounts have not been paid by the expiration date, such amounts are converted into a term loan, maturing April 2012. As of April 30, 2005, the Company used proceeds from this Interim Facility to provide the $59.6 million deposit for the planned acquisition of the Holding Company and to pay for certain transaction costs. To the extent necessary, the Interim Facility will provide the funds required for the closing of the planned Rossignol acquisition and related Tender Offer. The Company intends to refinance these obligations prior to expiration. The Interim Facility interest rate is based on

LIBOR plus 4.25% and increases by 0.5% for each 90 day period that borrowings remain outstanding. The weighted average interest rate at April 30, 2005 was 6.9%. As of April 30, 2005, $136.8 million was outstanding under the Interim Facility, with $63.1 million of such amount denominated in euros.

The obligations under the Interim Facility are unsecured, although they are guaranteed by certain of the Company’s United States subsidiaries. The Interim Facility contains customary restrictive covenants usual for facilities and transactions of this type, including, among others, certain limitations on (i) incurrence of additional debt and guarantees of indebtedness, (ii) distributions or dividends and repurchases of the Company’s common stock, (iii) restricted payments, including without limitation, certain restricted investments, (iv) entering into agreements that restrict dividends from the Company’s subsidiaries, (v) sales or other dispositions of assets, including capital stock of the Company’s subsidiaries, (vi) creation of liens, (vii) engaging in transactions with affiliates of the Company, (viii) mergers, consolidations or sales of substantially all of the Company’s assets, (ix) sale and leaseback transactions and (x) entering into new lines of businesses. As of April 30, 2005, the Company was in compliance with such covenants.

12. Stockholders’ Equity

During the three months ended April 30, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. The split was effected in the form of a dividend on May 11, 2005 to shareholders of record on April 27, 2005. All share and per-share information have been restated to reflect the stock split.

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

We began our domestic operations in 1976 as a designer and manufacturer of Quiksilver branded boardshorts designed for the sport of surfing. We grew our business through the late 1980’s by expanding our Quiksilver products into a full range of sportswear, and we bought our United States trademark from the Quiksilver brand’s Australian founders in 1986. The distribution of our products was primarily through surf shops. Since the early 1990’s, we have diversified and grown our business by increased sales of our Quiksilver product line, the creation of new brands such as Roxy, the introduction of new products, the development of our retail operations, and acquisitions. We acquired the European Quiksilver licensee in 1991 to expand geographically, we purchased Quiksilver International in 2000 to gain global ownership of the Quiksilver brand, and we acquired Quiksilver Asia/Pacific in December 2002 to unify our global operating platform and take advantage of available synergies in product development and sourcing, among other things. In May 2004, we acquired DC Shoes, Inc. (“DC”), a premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the United States and internationally. We also acquired various other smaller businesses and brands. Brand building has been a key to our growth, and we have always maintained our roots in the boardriding lifestyle. Today our products are sold throughout the world, primarily in surf shops and specialty stores that provide an outstanding retail experience for our customers.

Over the last five years, our revenues have grown from $519 million in fiscal 2000 to $1.3 billion in fiscal 2004. We design, produce and distribute clothing, accessories and related products exclusively in the consumer products industry. We operate in three geographic segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the United States and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand, and Indonesia.

We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. Shifts in consumer preferences could have a negative effect on companies that misjudge these preferences. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, merchandisers, pattern makers, and cutting and sewing contractors. It’s this team, our heritage and the current strength of our brands that has helped us remain in the forefront of design in our markets. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplace. There can be no assurance that we can do this. The consumer products industry is fragmented, and in order to retain and/or grow our market share, we must continue to be competitive in the areas of quality, brand image, distribution methods, price, customer service and intellectual property protection.

Recent Developments

On March 22, 2005, we announced plans to acquire Skis Rossignol SA (“Rossignol”), a leading manufacturer of winter sports equipment. Rossignol offers a full range of winter sports equipment under the Rossignol, Dynastar, Lange, Look, Kerma and Hammer brands and also sells golf products under the Cleveland Golf brand. We expect to close this transaction in July 2005. We have historically generated a small portion of our revenues from the manufacturing and distribution of winter sports equipment, primarily snowboards, snowboard boots and bindings. If we successfully complete our planned acquisition of Rossignol, we will substantially increase our winter sports equipment business, which is expected to have a significant impact on our operations and our financial statements, including a substantial increase in revenues and expenses, additional seasonality, changes in our profit margins and increased capital committed to manufacturing functions.

Results of Operations

The table below shows the components in our statements of income and other data as a percentage of revenues:

	Three Months Ended April 30,		Six Months Ended April 30,
Statement of Income data	2005	2004	2005	2004
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	45.3	45.6	45.0	45.0
Selling, general and administrative expense	32.6	32.4	34.9	34.4

Operating income	12.7	13.2	10.1	10.6

Interest expense	0.8	0.5	0.7	0.5
Foreign currency and other (income) expense	(0.1)	(0.3)	0.0	0.5

Income before provision for income taxes	12.0	13.0	9.4	9.6

Provision for income taxes	3.9	4.4	3.0	3.2

Net income	8.1%	8.6%	6.4%	6.4%

Other data

EBITDA(1)	14.8%	15.4%	12.2%	12.3%

(1)	EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions and the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation & amortization. We believe it is useful to investors for the same reasons. Following is a reconciliation of net income to EBITDA:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net income	$34,667	$27,790	$48,881	$36,964
Provision for income taxes	16,464	14,083	23,215	18,705
Interest expense	3,269	1,476	5,058	3,065
Depreciation and amortization	8,824	6,268	16,626	12,365

EBITDA	$63,224	$49,617	$93,780	$71,099

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

Our total net revenues for the three months ended April 30, 2005 increased 32% to $426.9 million from $322.6 million in the comparable period of the prior year. The DC division, which was acquired on May 1, 2004, accounted for approximately 11% of our consolidated revenue growth for the three months ended April 30, 2005. Revenues in the Americas increased 34% to $199.2 million for the three months ended April 30, 2005 from $148.5 million in the comparable period of the prior year, and European revenues increased 26% to $176.3 million from $140.3 million for those same periods. As measured in euros, Quiksilver Europe’s primary functional currency, revenues in the current year’s quarter increased 18% compared to the prior year. Asia/Pacific revenues increased 52% to $50.3 million for the three months ended April 30, 2005 from $33.2 million for the three months ended April 30, 2004. In Australian dollars, Quiksilver Asia/Pacific’s primary functional currency, Asia/Pacific revenues increased 47% compared to the prior year.

In the Americas, revenues in our men’s category, which includes the Quiksilver Young Men’s, Boys, Toddlers, Wintersports, Quiksilveredition, DC, Hawk Clothing and Fidra divisions, increased 47% to $97.1 million from $66.0 million in the comparable period of the prior year, while revenues in our women’s category, which includes the Roxy, Roxy Girl, Teenie Wahine, DC, Raisins, Leilani and Radio Fiji divisions, increased 24% to $101.7 million from $81.9 million. Revenues from snowboards, boots and bindings amounted to $0.4 million for the current year’s quarter compared to $0.6 million in the comparable period of the prior year. The increase in the Americas men’s revenues came primarily from the newly acquired DC division and, to a lesser extent, the Quiksilver Young Men’s division. The increase in the Americas women’s revenues came primarily from the Roxy division and, to a lesser extent, the Raisins division. In Europe and as reported in dollars, men’s revenues increased 24% to $125.6 million from $101.3 million, while women’s revenues increased 30% to $50.7 million from $39.0 million. The European men’s increase came primarily from the DC division and, to a lesser extent, the Quiksilver Young Men’s division, and the European women’s increase reflects growth primarily in the Roxy division. The increases in European revenues were impacted by the stronger euro in comparison to the prior year. In euros, men’s revenues increased 17% and women’s revenues increased 22%. In Asia/Pacific, the increase in revenues came primarily from the Roxy, Quiksilver Young Men’s and DC divisions.

Our consolidated gross profit margin for the three months ended April 30, 2005 decreased to 45.3% from 45.6% in the comparable period of the prior year. The Americas’ gross profit margin decreased to 38.5% from 41.1%, while the European gross profit margin increased to 51.4% from 49.2%, and the Asia/Pacific gross profit margin increased to 50.7% from 48.9% for those same periods. The decrease in the Americas’ gross profit margin was primarily due to lower margins earned on in-season business in comparison to the prior year and, to a lesser extent, from a shift in product mix to lower margin products. Our European gross profit margin increase was primarily due to lower production costs resulting from a stronger euro in comparison to the prior year. In Asia/Pacific, the gross profit margin increased primarily due to lower production costs resulting from a stronger Australian dollar in comparison to the prior year.

Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2005 increased 33% to $139.3 million from $104.6 million in the comparable period of the prior year. Americas’ SG&A increased 26% to $53.3 million from $42.1 million in the comparable period of the prior year, while European SG&A increased 33% to $56.9 million from $42.8 million and Asia/Pacific SG&A increased 55% to $19.2 million from $12.4 million for those same periods. The increase across all three segments was primarily due to the addition of DC, additional retail stores, additional expenses related to increased sales volume and additional marketing expenses. The stronger euro and Australian dollar in relation to the previous year also contributed to higher SG&A in Europe and Asia/Pacific. As a percentage of revenues, SG&A increased to 32.6% for the three months ended April 30, 2005 from 32.4% for the three months ended April 30, 2004. This increase was primarily due the addition of DC and the effect of additional company-owned retail stores, partially offset by general leverage on growth. In the Americas, SG&A decreased to 26.7% of revenues from 28.4% of revenues primarily due to general leverage on our growth. For those same periods, European SG&A increased to 32.3% of revenue from 30.5%, and Asia/Pacific SG&A increased to 38.1% of revenue compared to 37.3%.

Interest expense for the three months ended April 30, 2005 increased to $3.3 million from $1.5 million in the comparable period of the prior year. This increase was primarily due to higher average debt balances compared to the prior year related to the acquisition of DC in the three months ended July 31, 2004 and the borrowings to fund the deposit for the planned acquisition of Rossignol.

Foreign currency gain decreased to $0.3 million for the three months ended April 30, 2005 from $1.2 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency contracts we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.

The effective income tax rate for the three months ended April 30, 2005, which is based on current estimates of the annual effective income tax rate, decreased to 32.2% from 33.6% in the comparable period of the prior year. This improvement resulted primarily because a higher percentage of our 2005 profits are expected to be generated in countries with lower tax rates.

Net income for the three months ended April 30, 2005 increased 25% to $34.7, million or $0.28 per share on a diluted basis, from $27.8 million, or $0.24 per share on a diluted basis, in the comparable period of the prior year. Basic net income per share increased to $0.29 per share for the three months ended April 30, 2005 from $0.25 per share in the comparable period of the prior year. EBITDA increased 27% to $63.2 million from $49.6 million for those same periods.

Six Months Ended April 30, 2005 Compared to Six Months Ended April 30, 2004

Our total net revenues for the six months ended April 30, 2005 increased 33% to $769.7 million from $578.7 million in the comparable period of the prior year. The DC division, which was acquired on May 1, 2004, accounted for approximately 11% of our consolidated revenue growth for the 6 months ended April 30, 2005. Revenues in the Americas increased 32% to $358.5 million for the six months ended April 30, 2005 from $271.7 million in the comparable period of the prior year, and European revenues increased 25% to $308.9 million from $246.5 million for those same periods. As measured in euros, revenues in the first six months of the current year increased 17% as compared to the prior year. Asia/Pacific revenues increased 69% to $100.8 million in the six months ended April 30, 2005 compared to $59.5 million in the comparable period of the prior year. As measured in Australian dollars, revenues increased 64% over the comparable period of the prior year.

In the Americas, revenues in our men’s category increased 40% to $170.4 million from $121.9 million in the comparable period of the prior year, while revenues in our women’s category increased 26% to $186.4 million from $148.0 million. Revenues of snowboards, boots and bindings amounted to $1.7 million in the current year’s six-month period as compared to revenues of $1.8 million in the comparable period of the prior year. The increase in the Americas men’s revenues came primarily from the newly acquired DC division and, to a lesser, extent the Quiksilver Young Men’s division. The increase in the Americas women’s revenues came primarily from the Roxy division and, to a lesser extent, the DC division. In Europe and as reported in dollars, men’s revenues increased 23% to $222.5 million from $180.8 million, while women’s revenues increased 32% to $86.4 million from $65.7 million. The European men’s increase came primarily from the Quiksilver Young Men’s division and, to a lesser extent, the DC division, and the women’s increase reflects growth primarily in the Roxy division. The revenues in Europe were impacted by the stronger euro in comparison to the prior year. In euros, men’s revenues increased 15% and women’s revenues increased 23%. In Asia/Pacific, the increase in revenues came primarily from the Roxy, DC and Quiksilver Young Men’s divisions.

Our consolidated gross profit margin for the six months ended April 30, 2005 remained unchanged at 45.0% compared to the prior year. The Americas’ gross profit margin decreased to 38.8% from 40.8%, while the European gross profit margin increased to 50.6% from 48.8%, and the Asia/Pacific gross profit margin increased to 49.4% from 48.3% for those same periods. The decrease in the Americas’ gross profit margin was primarily due to lower margins on in-season business in comparision to the prior year and, to a lesser extent, from a shift in product mix to lower margin products and the inclusion of DC, which produced a lower gross profit margin than our other product categories during the three months ended January 31, 2005. Our European gross profit margin increase was primarily due to lower production costs resulting from a stronger euro in relation to the U.S. dollar compared to the prior year and, to a lesser extent, a higher percentage of sales through company-owned retail stores where we earn both the wholesale and retail margins. In Asia/Pacific, the gross profit margin increased primarily due to lower production costs resulting from a stronger Australian dollar in relation to the U.S. dollar compared to the prior year.

SG&A for the six months ended April 30, 2005 increased 35% to $268.8 million from $199.4 million in the comparable period of the prior year. Americas’ SG&A increased 31% to $107.0 million from $81.8 million in the comparable period of the prior year, European SG&A increased 32% to $107.5 million from $81.2 million, and Asia/Pacific SG&A increased 53% to $36.1 million from $23.7 million for those same periods. The increase across all three segments was primarily due to the addition of DC, additional retail stores, additional expenses related to increased sales volume and additional marketing expenses. The stronger euro and Australian dollar in relation to the previous year also contributed to higher SG&A in Europe and Asia/Pacific. As a percentage of revenues, SG&A increased to 34.9% for the six months ended April 30, 2005 from 34.4% for the six months ended April 30, 2004. This increase was primarily due to the addition of DC and the effect of additional company-owned retail stores. These effects were substantially offset by general leverage on our growth. In the Americas, SG&A decreased to 29.9% of revenues from 30.1% of revenues, and in Asia/Pacific, SG&A decreased to 35.8% of revenues from 39.8%, both primarily due to general leverage on growth. European SG&A increased to 34.8% of revenue from 32.9% for those same periods.

Interest expense for the six months ended April 30, 2005 increased to $5.1 million from $3.1 million in the comparable period of the prior year. This increase was due primarily to higher average debt balances in the Americas and Europe compared to the prior year, primarily related to the acquisition of DC in the three months ended July 31, 2004 and, to a lesser extent, borrowings to fund the deposit for the planned acquisition of Rossignol.

Foreign currency loss decreased to $0.2 million for the six months ended April 30, 2005 from $2.1 million in the comparable period of the prior year. This loss resulted primarily from the foreign currency contracts we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.

The effective income tax rate for the six months ended April 30, 2005, which is based on current estimates of the annual effective income tax rate, decreased to 32.2% from 33.6% in the comparable period of the prior year. This improvement resulted primarily because a higher percentage of our 2005 profits are expected to be generated in countries with lower tax rates.

Net income for the six months ended April 30, 2005 increased 32% to $48.9, million or $0.40 per share on a diluted basis, from $37.0 million, or $0.32 per share on a diluted basis, in the comparable period of the prior year. Basic net income per share increased to $0.41 per share for the six months ended April 30, 2005 from $0.33 per share in the comparable period of the prior year. EBITDA increased 32% to $93.8 million from $71.1 million for those same periods.

Financial Position, Capital Resources and Liquidity

We finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

The net increase in cash and cash equivalents for the six months ended April 30, 2005 was $12.8 million compared to $14.5 million in the comparable period of the prior year. Cash and cash equivalents totaled $68.0 million at April 30, 2005 compared to $55.2 million at October 31, 2004, while working capital was $498.1 million at April 30, 2005 compared to $343.1 million at October 31, 2004. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future, and that increases in our lines of credit can be obtained as needed to fund future growth.

Cash Flows

We generated $3.9 million of cash from operating activities in the six months ended April 30, 2005 compared to $41.4 million for the comparable period of the prior year. This $37.5 million decrease in cash provided was primarily due to changes in accounts receivable, inventories and accounts payable. During the six months ended April 30, 2005, the increase in accounts receivable used cash of $63.0 million compared to $30.4 million during the six months ended April 30, 2004, a decrease in cash provided of $32.6 million. The change in inventories, net of the change in accounts payable, generated cash of $7.8 million during the six months ended April 30, 2005 compared to $19.2 million for the same period of the prior year, a net decrease in cash provided of $11.4 million. Cash generated by the increase in net income adjusted for non-cash expenses more than offset cash used by changes in other working capital components, resulting in a net increase in cash provided of $6.5 million.

Capital expenditures totaled $24.7 million for the six months ended April 30, 2005, compared to $19.4 million in the comparable period of the prior year. These investments include company-owned retail stores and ongoing investments in computer and warehouse equipment.

During the six months ended April 30, 2005, net cash provided by financing activities totaled $114.2 million, compared to $3.1 million used in the comparable period of the prior year. Borrowings increased primarily to fund our investing activities.

Business Acquisitions & Commitments

On April 12, 2005, we entered into an agreement to acquire Ski Expansion S.C.A. (the “Holding Company”) to initiate our acquisition of Rossignol. The Holding Company owns approximately 38.4% of the shares and 49.8% of the voting interest of Rossignol. The Company made a refundable deposit of $59.6 million for the Holding Company purchase, with $51.1 million of the deposit held in escrow to be released to the seller on the closing date and the remaining $8.5 million paid directly to the seller. We have launched a tender offer at 19.00 euros per share to purchase all the outstanding shares of Rossignol not owned by the Holding Company (the “Tender Offer”). If full participation in the Tender Offer is not achieved, public shareholders may continue to hold a minority interest in Rossignol. Approximately 25% of the Holding Company purchase price will be deferred, with payment expected in 2010. This deferred purchase price obligation will accrue interest equal to the 3 month Euribor plus 2.35% until the payment is made, which is expected to total approximately $34.4 million, excluding interest. The former owners of the Holding Company will also retain a minority interest of approximately 36% in Roger Cleveland Golf, Inc. (“Cleveland”), a Rossignol subsidiary. We will have the option to acquire the remaining interest through a put/call arrangement whereby the future minority owners of Cleveland can require us to buy all of their interest in Cleveland after 4.5 years at its fair value at that time, and we can buy their interest for fair value at our option after 7 years. These Rossignol purchase obligations are denominated in euros, and a weakening of the U.S. dollar in relation to the euro could cause the actual obligations to be greater.

The acquisition of Rossignol is expected to close in July 2005. The expected purchase price, assuming full Tender Offer participation and including the deferred purchase price, will be approximately $280 million in cash, before transaction costs, and approximately 2.2 million restricted shares of our common stock. This amount excludes the potential future buyout of the Cleveland minority interest, which is based on a formula intended to approximate the fair value of such interest at the put/call exercise date.

Effective May 1, 2004, we acquired DC. The initial purchase price, excluding transaction costs, included cash of approximately $52.8 million, 1.6 million restricted shares of our common stock valued at $27.3 million and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. Of the initial purchase price, $63.4 million was paid in fiscal 2004, $3.8 million was paid during the six months ended April 30, 2005, and $0.9 million is expected to be paid based on the resolution of certain remaining contingencies. The sellers also received $8.0 million during the three months ended April 30, 2005 based on achieving certain sales and earnings targets. The sellers are entitled to future payments ranging from zero to $49.0 million if certain sales and earnings targets are achieved during the three years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies we believe can be achieved integrating DC’s product lines and operations with ours, and is not expected to be deductible for income tax purposes.

During the six months ended April 30, 2005, we paid $5.3 million to the previous shareholders of the Asia/Pacific division based on the achievement of certain sales and earnings targets.

Debt Structure

In April 2005, we replaced our line of credit in the Americas with a new revolving credit facility (“Credit Facility”), which was amended and restated in June 2005. The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $250 million (with our option to expand the facility to $350 million under certain conditions). The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is based on our fixed charge coverage ratio. The weighted average interest rate at April 30, 2005 was 4.3%. We paid certain financing fees that will be amortized over the expected life of the Credit Facility. The Credit Facility includes a $100 million sublimit for letters of credit and a $35 million sublimit for borrowings in certain foreign currencies. As of April 30, 2005, $75.0 million was outstanding under the Credit Facility, in addition to outstanding letters of credit of $49.4 million.

The borrowing based is limited to certain percentages of our eligible accounts receivable and inventory. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on (i) incurrence of additional debt and guarantees of indebtedness, (ii) creation of liens, (iii) mergers, consolidations or sales of substantially all of our assets, (iv) sales or other dispositions of assets, (v) distributions or dividends and repurchases of our common stock, (vi) restricted payments, including without limitation, certain restricted investments, (vii) engaging in transactions with our affiliates and (viii) sale and leaseback transactions. The Company’s United States assets and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary, have been pledged as collateral and to secure our indebtedness under the Credit Facility. As of April 30, 2005, we were in compliance with such covenants.

In April 2005, we entered into an interim credit agreement (“Interim Facility”) to provide capital for our planned acquisition of Rossignol. The Interim Facility expires April 2006 and provides for an aggregate of $350 million in borrowings. If outstanding amounts have not been paid by the expiration date, such amounts are converted into a term loan, maturing April 2012. As of April 30, 2005, we used proceeds from this Interim Facility to provide the $59.6 million deposit for the planned acquisition of the Holding Company and to pay for certain transaction costs. To the extent necessary, the Interim Facility will provide the funds required for the closing of the planned Rossignol acquisition and related Tender Offer. We intend to refinance these obligations prior to expiration of the Interim Facility. If such amounts are not refinanced by August 12, 2005, then additional financing fees will become due and payable. The Interim Facility interest rate is based on LIBOR plus 4.25% and increases by 0.5% for each 90 day period that borrowings remain outstanding. The weighted average interest rate at April 30, 2005 was 6.9%. We paid certain financing fees that will be amortized over the expected life of the Interim Facility. As of April 30, 2005, $136.8 million was outstanding under the Interim Facility, with $63.1 million of such amount denominated in euros. Our inability or delay in refinancing the Interim Facility could cause significant increases in our interest expense.

The obligations under the Interim Facility are unsecured, although they are guaranteed by certain of our United States subsidiaries. The Interim Facility contains customary restrictive covenants usual for facilities and transactions of this type, including, among others, certain limitations on (i) incurrence of additional debt and guarantees of indebtedness, (ii) distributions or dividends and repurchases of our common stock, (iii) restricted payments, including without limitation, certain restricted investments, (iv) entering into agreements that restrict dividends from our subsidiaries, (v) sales or other dispositions of assets, including capital stock of our subsidiaries, (vi) creation of liens, (vii) engaging in transactions with our affiliates, (viii) mergers, consolidations or sales of substantially all of our assets, (ix) sale and leaseback transactions and (x) entering into new lines of businesses. As of April 30, 2005, we were in compliance with these covenants.

Trade Accounts Receivable and Inventories

Accounts receivable increased 22% to $342.0 million at April 30, 2005 from $281.3 million at October 31, 2004. Accounts receivable in the Americas increased 14% to $142.9 million from $125.8 million, European accounts receivable increased 35% to $163.0 million from $120.7 million, and Asia/Pacific accounts receivable increased 4% to $36.2 million from $34.8 million at those same dates. As compared to April 30, 2004, accounts receivable in the Americas increased 41%, European accounts receivable increased 19% and Asia/Pacific accounts receivable increased 92%. Included in accounts receivable are approximately $24.1 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be accounted for to accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately 1 day at April 30, 2005 compared to April 30, 2004.

Consolidated inventories decreased 1% to $177.8 million at April 30, 2005 from $179.6 million at October 31, 2004. Inventories in the Americas increased slightly to $104.8 million from $104.6 million, European inventories decreased 11% to $48.0 million from $53.7 million, while Asia/Pacific inventories increased 17% to $25.1 million from $21.3 million at those same dates. Consolidated inventories increased 40% compared to April 30, 2004. Inventories in the Americas, Europe and Asia/Pacific increased 37%, 28%

and 84%, respectively, from the year earlier, which is generally in line with the growth in sales. The stronger euro and Australian dollar in relation to the U.S dollar increased the value of inventories by approximately $4.0 million. Adjusting for these foreign exchange effects, consolidated inventories increased 36%. Consolidated average inventory turnover remained constant at 4.1 at April 30, 2005 compared to April 30, 2004. Included in consolidated inventories at April 30, 2005 is approximately $16.0 million related to DC, which was acquired effective May 1, 2004, $10.0 million of current goods that were received earlier in the season compared to the prior year to facilitate better delivery to our customers, and $5.0 million related to our fast-growing businesses in Japan and Indonesia. Adjusting for these factors, consolidated inventories increased approximately 15% compared to April 30, 2004.

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

Accounts Recievable

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

Forward-Looking Statements

Certain words in this report like “believes”, “anticipates”, “expects”, “estimates” and similar expressions are intended to identify, in certain cases, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the predicted results. Such factors include, among others, the following:

•	general economic and business conditions,

•	the acceptance in the marketplace of new products,

•	the availability of outside contractors at prices favorable to us,

•	the ability to source raw materials at prices favorable to us,

•	currency fluctuations,

•	changes in business strategy or development plans,

•	availability of qualified personnel,

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia and

•	the success of our planned acquisition of Rossignol, our successful integration, and the future operating performance of Rossignol, and

•	other factors outlined in our previously filed public documents, copies of which may be obtained without cost from us.

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

European revenues increased 17% in euros during the six months ended April 30, 2005 compared to the six months ended April 30, 2004. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, European revenues increased 25% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s third quarter, the euro continues to be stronger relative to the U.S. dollar in comparison to the prior year.

Asia/Pacific revenues increased 64% in Australian dollars during the six months ended April 30, 2005 compared to the six months ended April 30, 2004. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, Asia/Pacific revenues increased 69% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s third quarter, the Australian dollar continues to be stronger relative to the U.S. dollar in comparison to the prior year.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

Our Annual Meeting of Stockholders was held on March 24, 2005. A total of 53,545,339 shares of our common stock were present or represented by proxy at the Meeting, representing more than 90.76% of our shares outstanding as of the February 4, 2005 record date. The matters submitted for a vote and the related election results are as follows:

Election of eight nominees to serve as directors until the next annual meeting and until their respective successors shall be elected and qualified. The result of the vote taken was as follows:

	Votes For	Votes Withheld
Robert B. McKnight, Jr.	51,833,034	1,712,305
William M. Barnum, Jr.	49,589,050	3,956,289
Charles E. Crowe	51,793,810	1,751,529
Michael H. Gray	49,589,039	3,956,300
Robert G. Kirby	47,920,008	5,625,331
Bernard Mariette	51,795,064	1,750,275
Franck Riboud	30,406,411	23,138,928
Tom Roach	46,511,700	7,033,639

	Votes	Votes	Votes	Broker
	For	Against	Abstained	Non-Votes
Amendment to the Quiksilver, Inc. 2000 Stock Incentive Plan	35,716,381	10,999,422	1,468,871	5,360,665

Approval of the Quiksilver, Inc. Annual Incentive Plan	45,309,549	1,406,597	1,468,528	5,360,665

Amendment to our Restated Certificate of Incorporation	43,608,742	8,732,100	1,204,497	—

PART II – OTHER INFORMATION
Item 6. Exhibits

Exhibits

10.1	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc.

10.2	Quiksilver, Inc. Annual Incentive Plan, as restated.

10.3	Quiksilver, Inc. Employee Stock Purchase Plan, as restated.

10.4	Quiksilver, Inc. 2000 Stock Incentive Plan as amended and restated, together with form Stock Option Agreements.

10.5	Amended and restated Credit Agreement, dated as of June 3, 2005, by and among the Company, Quiksilver Americas, Inc., the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger.

10.6	Credit Agreement, dated as of April 12, 2005, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 18, 2005).

10.7	English Translation of the Acquisition Agreement, dated April 12, 2005, between the Company and Mr. Laurent Boix-Vives, Ms. Jeannine Boix-Vives, Ms. Christine Simon, Ms. Sylvie Bernard and SDI Société de Services et Développement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 18, 2005).

10.8	Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 27, 2005).

10.9	Employment Agreement between Bernard Mariette and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 27, 2005).

10.10	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 27, 2005).

10.11	Employment Agreement between Steven L. Brink and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 27, 2005).

10.12	Amendment to the Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
June 9, 2005	/s/ Steven L. Brink
Steven L. Brink
Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits

10.1	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc.

10.2	Quiksilver, Inc. Annual Incentive Plan, as restated.

10.3	Quiksilver, Inc. Employee Stock Purchase Plan, as restated.

10.4	Quiksilver, Inc. 2000 Stock Incentive Plan as amended and restated, together with form Stock Option Agreements.

10.5	Amended and restated Credit Agreement, dated as of June 3, 2005, by and among the Company, Quiksilver Americas, Inc., the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger.

10.6	Credit Agreement, dated as of April 12, 2005, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 18, 2005).

10.7	English Translation of the Acquisition Agreement, dated April 12, 2005, between the Company and Mr. Laurent Boix-Vives, Ms. Jeannine Boix-Vives, Ms. Christine Simon, Ms. Sylvie Bernard and SDI Société de Services et Développement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 18, 2005).

10.8	Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 27, 2005).

10.9	Employment Agreement between Bernard Mariette and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 27, 2005).

10.10	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 27, 2005).

10.11	Employment Agreement between Steven L. Brink and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 27, 2005).

10.12	Amendment to the Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Financial Officer