Form 10-Q
period 2005-07-31
QUIKSILVER INC
filed 2005-09-09
CIK 805305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15131
QUIKSILVER, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0199426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
15202 Graham Street
Huntington Beach, California
92649
(Address of principal executive offices)
(Zip Code)
(714) 889-2200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at
September 2, 2005 was
121,080,792

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
In thousands, except share amounts	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$159,860	$55,197
Trade accounts receivable, less allowance for doubtful accounts of $12,067 (2005) and $11,367 (2004)	428,266	281,263
Other receivables	45,778	16,165
Inventories	438,336	179,605
Deferred income taxes	25,175	22,299
Prepaid expenses and other current assets	22,500	12,267

Total current assets	1,119,915	566,796

Fixed assets, less accumulated depreciation and amortization of $112,112 (2005) and $91,097 (2004)	252,245	122,787
Intangible assets, net	244,196	121,116
Goodwill	415,471	169,785
Deferred income taxes	5,003	—
Other assets	34,133	10,506

Total assets	$2,070,963	$990,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$198,366	$10,801
Accounts payable	219,806	105,054
Accrued liabilities	163,771	79,095
Current portion of long-term debt	74,396	10,304
Income taxes payable	22,252	18,442

Total current liabilities	678,591	223,696

Long-term debt, net of current portion	609,324	163,209
Deferred income taxes	73,943	15,841

Total liabilities	1,361,858	402,746

Minority interest	10,109	—

Stockholders’ equity
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 185,000,000; issued shares - 123,965,591 (2005) and 120,339,046 (2004)	1,240	1,203
Additional paid-in-capital	241,427	200,118
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	432,439	358,923
Accumulated other comprehensive income	30,668	34,778

Total stockholders’ equity	698,996	588,244

Total liabilities and stockholders’ equity	$2,070,963	$990,990

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended July 31,
In thousands, except per share amounts	2005	2004
Revenues, net	$373,751	$337,930
Cost of goods sold	198,836	187,523

Gross profit	174,915	150,407

Selling, general and administrative expense	133,589	118,864

Operating income	41,326	31,543

Interest expense	5,490	1,498
Foreign currency gain	(388)	(28)
Other expense	207	392

Income before provision for income taxes	36,017	29,681

Provision for income taxes	11,382	10,151

Net income	$24,635	$19,530

Net income per share	$0.21	$0.17

Net income per share, assuming dilution	$0.20	$0.16

Weighted average common shares outstanding	118,764	116,772

Weighted average common shares outstanding, assuming dilution	124,308	121,626

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended July 31,
In thousands, except per share amounts	2005	2004
Revenues, net	$1,143,464	$916,651
Cost of goods sold	622,278	505,532

Gross profit	521,186	411,119

Selling, general and administrative expense	402,386	318,246

Operating income	118,800	92,873

Interest expense	10,548	4,563
Foreign currency (gain) loss	(213)	2,059
Other expense	352	901

Income before provision for income taxes	108,113	85,350

Provision for income taxes	34,597	28,856

Net income	$73,516	$56,494

Net income per share	$0.62	$0.50

Net income per share, assuming dilution	$0.59	$0.48

Weighted average common shares outstanding	118,175	113,460

Weighted average common shares outstanding, assuming dilution	123,729	118,336

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine months ended July 31,
In thousands	2005	2004
Net income	$73,516	$56,494
Other comprehensive income:
Foreign currency translation adjustment	(10,936)	3,977
Net unrealized gain on derivative instruments, net of tax of $3,657 (2005) and $1,138 (2004)	6,826	1,739

Comprehensive income	$69,406	$62,210

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended July 31,
In thousands	2005	2004
Cash flows from operating activities:
Net income	$73,516	$56,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,232	19,546
Provision for doubtful accounts	5,591	5,796
Loss on sale of fixed assets	174	668
Foreign currency loss (gain)	1,240	(488)
Interest accretion	1,480	884
Changes in operating assets and liabilities:
Trade accounts receivable	(61,862)	(32,666)
Other receivables	(2,546)	(240)
Inventories	(25,995)	(10,104)
Prepaid expenses and other current assets	(2,383)	(957)
Other assets	(7,585)	(2,058)
Accounts payable	34,004	18,964
Accrued liabilities	1,039	11,507
Income taxes payable	11,857	7,523

Net cash provided by operating activities	53,762	74,869

Cash flows from investing activities:
Capital expenditures	(45,085)	(33,364)
Business acquisitions, net of cash acquired	(181,827)	(55,767)

Net cash used in investing activities	(226,912)	(89,131)

Cash flows from financing activities:
Borrowings on lines of credit	44,749	80,801
Payments on lines of credit	(41,634)	(52,259)
Borrowings on long-term debt	496,519	4,916
Payments on long-term debt	(227,628)	(11,216)
Proceeds from stock option exercises	7,285	7,904

Net cash provided by financing activities	279,291	30,146

Effect of exchange rate changes on cash	(1,478)	1,639

Net increase in cash and cash equivalents	104,663	17,523
Cash and cash equivalents, beginning of period	55,197	27,866

Cash and cash equivalents, end of period	$159,860	$45,389

Supplementary cash flow information:
Cash paid during the period for:
Interest	$9,410	$4,021

Income taxes	$22,535	$17,989

Non-cash investing and financing activities:
Common stock issued for business acquisition	$28,907	$27,312

Deferred purchase price obligation	$32,508	$6,460

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial statements for the three and nine month periods ended July 31, 2005 and 2004. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2004 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

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

In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment”. SFAS No. 123 (R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for the Company beginning the first quarter of fiscal 2006. The impact on the Company’s net income will be significant and will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 3 to the condensed consolidated financial statements and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binomial lattice model for valuing options. The adoption of this standard will have no impact on the Company’s cash flows.

3.	Stock Based Compensation

The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. No stock-based employee compensation expense is reflected in net income, as all options granted under our stock option plans have exercise prices equal to the market value of the underlying common stock on the grant dates. The following table contains the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
In thousands, except per share amounts	2005	2004	2005	2004
Actual net income	$24,635	$19,530	$73,516	$56,494
Less: stock-based employee compensation expense determined under the fair value based method, net of tax	3,526	2,032	9,121	6,127

Pro forma net income	$21,109	$17,498	$64,395	$50,367

Actual net income per share	$0.21	$0.17	$0.62	$0.50

Pro forma net income per share	$0.18	$0.15	$0.54	$0.44

Actual net income per share, assuming dilution	$0.20	$0.16	$0.59	$0.48

Pro forma net income per share, assuming dilution	$0.17	$0.14	$0.52	$0.43

4.	Inventories

Inventories consist of the following:

	July 31,	October 31,
In thousands	2005	2004
Raw Materials	$46,920	$14,133
Work-In-Process	11,821	7,698
Finished Goods	379,595	157,774

	$438,336	$179,605

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	July 31, 2005			October 31, 2004
	Gross	Amorti-	Net Book	Gross	Amorti-	Net Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$4,810	$(1,232)	$3,578	$3,476	$(692)	$2,784
Amortizable licenses	10,169	(2,712)	7,457	10,105	(1,937)	8,168
Other amortizable intangibles	24,233	(1,197)	23,036	5,633	(498)	5,135
Non-amortizable trademarks	210,125	—	210,125	105,029	—	105,029

	$249,337	$(5,141)	$244,196	$124,243	$(3,127)	$121,116

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Non-amortizable trademarks increased by $105.1 million during the nine months ended July 31, 2005 as a result of $94.7 million of non-amortizable trademarks acquired in connection with the acquisition of Skis Rossignol S.A. (“Rossignol”). In addition, there was an $8.1 million increase related to a contingent purchase price payment for the acquisition of Quiksilver International, and a $2.3 million increase primarily related to foreign currency translation. Other amortizable intangibles increased by $18.6 million during the nine months ended July 31, 2005 due to the Rossignol acquisition. Intangible amortization expense for the nine months ended July 31, 2005 and 2004 was $1.8 million and $1.2 million, respectively. Annual amortization expense is estimated to be approximately $2.9 million in the fiscal year ending October 31, 2005, $4.8 million in the fiscal year ending October 31, 2006, $4.6 million in the fiscal year ending October 31, 2007 and approximately $3.3 million in each of the fiscal years ending October 31, 2008 and 2009. Goodwill related to the Company’s geographic segments is as follows:

	July 31,	October 31,
In thousands	2005	2004
Americas	$182,817	$86,382
Europe	202,343	70,057
Asia/Pacific	30,311	13,346

	$415,471	$169,785

Goodwill arose primarily from the acquisitions of Quiksilver Europe, Quiksilver Asia/Pacific, DC Shoes, Inc. and, at July 31, 2005, from the acquisition of Rossignol. Goodwill increased $245.7 million during the nine months ended July 31, 2005. This increase was primarily due to the Company’s acquisition of Rossignol of $239.5 million, with the remaining $6.2 million increase related to other acquisitions and foreign exchange fluctuations.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of income taxes, are as follows:

	July 31,	October 31,
In thousands	2005	2004
Foreign currency translation adjustment	$31,488	$42,424
Loss on cash flow hedges and interest rate swaps	(820)	(7,646)

	$30,668	$34,778

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company has historically operated exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Operating results of the Company’s various product lines have been aggregated because of their common characteristics and their reliance on shared operating functions. Within the consumer products industry, the Company operates in the Americas (primarily the United States), Europe and Asia/Pacific. Costs that support all three geographic segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s international licensees. In connection with the Rossignol acquisition, the Company is currently evaluating its operating segments, and any change in segment reporting would be reflected in the three months ending October 31, 2005. No single customer accounted for more than 10% of the Company’s revenues.

Information related to the Company’s geographical segments is as follows:

	Three Months Ended July 31,
In thousands	2005	2004
Revenues, net:
Americas	$196,261	$187,880
Europe	133,573	115,436
Asia/Pacific	43,145	33,108
Corporate operations.	772	1,506

	$373,751	$337,930

Gross Profit:
Americas	$78,791	$75,286
Europe	73,419	58,194
Asia/Pacific	22,298	16,254
Corporate operations.	407	673

	$174,915	$150,407

Operating Income:
Americas	$22,919	$22,610
Europe	19,096	13,296
Asia/Pacific	5,799	3,812
Corporate operations.	(6,488)	(8,175)

	$41,326	$31,543

	Nine Months Ended July 31,
In thousands	2005	2004
Revenues, net:
Americas	$554,727	$459,615
Europe	442,435	361,905
Asia/Pacific	143,926	92,594
Corporate operations.	2,376	2,537

	$1,143,464	$916,651

Gross Profit:
Americas	$217,912	$186,164
Europe	229,642	178,532
Asia/Pacific	72,121	44,968
Corporate operations.	1,511	1,455

	$521,186	$411,119

Operating Income:
Americas	$55,035	$51,708
Europe	67,777	52,440
Asia/Pacific	19,494	8,861
Corporate operations.	(23,506)	(20,136)

	$118,800	$92,873

Identifiable assets:
Americas	$805,654	$417,894
Europe	1,011,467	382,691
Asia Pacific	190,783	96,120
Corporate operations.	63,059	12,183

	$2,070,963	$908,888

8.	Derivative Financial Instruments

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A gain of $0.6 million was recognized related to these types of derivatives during the nine months ended July 31, 2005. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of July 31, 2005, the Company was hedging forecasted transactions expected to occur through September 2009. Assuming exchange rates at July 31, 2005 remain constant, $1.0 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next nineteen months. Also included in accumulated other comprehensive income at July 31, 2005 is a $1.7 million loss, net of tax, related to cash flow hedges of the Company’s long-term debt, which is denominated in Australian dollars and matures in September 2005, and the fair value of interest rate swaps, totaling a loss of $0.1 million, net of tax, which is related to the Company’s U.S. dollar and euro denominated long-term debt that matures through fiscal 2009.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the nine months ended July 31, 2005, the Company reclassified into earnings a net loss of $4.9 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at July 31, 2005 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
United States dollar	$211,217	Aug 2005 - Oct 2006	$1,757
Euro	8,489	Oct 2005	(281)
Australian dollar	27,419	Sept 2005	5,780
British pound	3,164	Aug 2005	(6)
Canadian dollar	8,503	Sept 2005 - April 2006	(126)
Swiss franc	3,001	Aug 2005 - Feb 2007	44
Japanese yen	2,071	Nov 2005 - May 2006	19
Interest rate swap U.S. dollars	10,535	Oct 2006 - Jan 2007	(232)
Interest rate swap euros	56,391	Sept 2005 - Sept 2009	(591)

	$330,790		$6,364

9.	Business Acquisitions

Effective July 31, 2005, the Company acquired Rossignol, a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The Company will include the operations of Rossignol in its results beginning on August 1, 2005. The estimated purchase price, excluding transaction costs, includes cash of approximately $208.3 million, approximately 2.2 million restricted shares of the Company’s common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.7 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. Estimated transaction costs total approximately $13.7 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3 month euro interbank offered rate (“Euribor”) plus 2.35% (currently 4.48%). The mandatory purchase of the remaining Rossignol shares is required under French law as the Company has obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer. Subsequent to the purchase of these shares expected in the quarter ending October 31, 2005, the Company will own 100% of the shares in Rossignol. Upon the future exercise of the Rossignol stock options, the Company will purchase the newly issued shares from the Rossignol stock option holders, retaining 100% ownership in Rossignol. Certain former owners retained a minority interest of 36.37% of Roger Cleveland Golf Company, Inc. (“Cleveland”), a Rossignol subsidiary. The Company and the minority owners have entered into a put/call arrangement whereby the minority owners of Cleveland can require the Company to buy all of their interest in Cleveland after 4.5 years and the Company can buy their interest at its option after 7 years, each at a purchase price generally determined by reference to a multiple of Cleveland’s annual profits and the Company’s price-earnings ratio. As a result of the minority interest and put/call arrangement, the Company will account for Cleveland as a step acquisition. Goodwill arises from synergies the Company believes can be achieved integrating Rossignol’s brands, products and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of customer relationships, patents and athlete contracts with estimated useful lives of twenty, seven and two years, respectively. The acquired trademarks are non-amortizing as they have been determined to have indefinite lives.

The allocation of purchase price is based on preliminary estimates and is subject to change. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Rossignol acquisition in accordance with the purchase method of accounting:

In thousands	July 31,
2005
Cash acquired	$64,396
Accounts receivable	94,794
Inventory	233,909
Other current assets	21,548
Fixed assets	114,001
Deferred income taxes	6,404
Other assets	3,296
Amortizing intangible assets	18,600
Trademarks	94,700
Goodwill	239,477

Total assets acquired	891,125

Other liabilities	161,873
Long term debt and lines of credit	365,126
Deferred income taxes	51,874
Minority interest	10,109

Net assets acquired	$302,143

Rossignol Integration Plan — In connection with the acquisition of Rossignol, the Company has begun to formulate the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of newly acquired Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, duplicate functions and other related items. The Company has not finalized the Plan, but as of July 31, 2005 has recognized $5.2 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the relocation of the Company’s wintersports equipment sales and distribution operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are charged to earnings as incurred. Certain facilities owned by the acquired company are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets held for sale related to the United States relocations total approximately $4.2 million at July 31, 2005. The Plan has not been finalized as it relates to facilities outside of the United States, and the Company’s estimates of expected costs related to the U.S. aspects of the Plan may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and duplicate functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If the Company has overestimated these costs, the excess will reduce goodwill in future periods. Conversely, if the Company has underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.

Assuming the Rossignol acquisition had occurred as of November 1, 2003, consolidated net sales would have been approximately $1,489 million and approximately $1,266 million for the nine months ended July 31, 2005 and 2004, respectively. Net income would have been approximately $3.7 million and approximately $30.4 million, respectively, for those same periods, and diluted earnings per share would have been $0.03 and $0.26, respectively.

Effective May 1, 2004, the Company acquired DC Shoes, Inc. (“DC”), a premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the United States and internationally. The operations of DC have been included in the Company’s results since May 1, 2004. The initial purchase price, excluding transaction costs, includes cash of approximately $52.8 million, 1.6 million restricted shares of the Company’s common stock, valued at $27.3 million, and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. Of the initial purchase price, $63.4 million was paid in fiscal 2004, $3.7 million was paid during the nine months ended July 31, 2005, and $1.0 million is expected to be paid based on the resolution of certain remaining contingencies. The sellers also received $8.0 million during the nine months ended July 31, 2005 based on achieving certain sales and earnings targets. The sellers are entitled to additional payments ranging from zero to $49.0 million if certain sales and earnings targets are achieved during the three years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies the Company believes can be achieved integrating DC’s product lines and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of non-compete agreements, customer relationships and patents with estimated useful lives ranging from four to eighteen years.

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

11.	Senior Notes and Rossignol Debt

On July 22, 2005, the Company issued $400 million in senior notes (“Senior Notes”), which bear a coupon interest rate of 6.875% and are due April 15, 2015. The Senior Notes were issued at par value and sold in accordance with Rule 144A and Regulation S, and the Company intends to file a registration statement with the Securities and Exchange Commission that will enable the holders of these Senior Notes to exchange them for publicly registered notes with substantially the same terms. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that guarantees any of its indebtedness or its subsidiaries’ indebtedness, or is an obligor under its existing senior secured credit facility (the “Guarantors”). The Company may redeem some or all of the Senior Notes after April 15, 2010 at fixed redemption prices as set forth in the indenture. In addition, prior to April 15, 2008, the Company may redeem up to 35% of the Senior Notes with the proceeds from certain equity offerings at a redemption price set forth in the indenture.

The indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments by their restricted subsidiaries to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If the Company experiences specific kinds of changes of control, it will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. As of July 31, 2005, the Company was in compliance with these covenants.

On July 25, 2005, the Company terminated its existing interim credit facility. The Company used approximately $136.8 million in proceeds from the Senior Notes to repay this facility.

Rossignol’s subsidiaries in the United States and Canada have unsecured, uncommitted lines of credit with banks that provide for maximum cash borrowings of approximately $164.0 million to finance the working capital and general corporate needs of these subsidiaries. At July 31, 2005, $61.5 million was outstanding on these facilities, at average interest rates of 3.0%. The lines of credit have varying expiration dates, the majority of which are renewed at the option of the banks on a yearly basis. In addition, Rossignol’s Americas’ subsidiaries collectively have $6.3 million in unsecured long-term loans outstanding as of July 31, 2005, which mature in 2006 with a weighted average interest rate of 4.5%. Quiksilver intends to retire these lines of credit and term loans, pledge the assets of Rossignol’s U.S. and Canadian subsidiaries as collateral under the revolving credit facility and refinance any balances outstanding on these credit facilities with availability under the Company’s existing revolving credit facility.

Rossignol’s European subsidiaries have unsecured, uncommitted overdraft lines of credit and long-term loans with banks that provide for the seasonal working capital needs of the business and other corporate purposes. The overdraft lines of credit provide for maximum cash borrowings of approximately $219.0 million, and at July 31, 2005, $124.4 million was outstanding. The overdraft lines of credit are renewable annually at the option of the banks. Rossignol’s European subsidiaries also had approximately $154.0 million of long-term indebtedness outstanding as of July 31, 2005. This long-term indebtedness is due at various dates through 2010, and contains covenants that are customary for such long-term indebtedness including, among other things, minimum financial ratios of net debt to shareholders’ equity and term debt to cash flow. The overall weighted average interest on long-term debt at July 31, 2005, was 3.0%, including 3.3% on fixed rate indebtedness and 2.7% on variable rate indebtedness.

Rossignol’s European subsidiaries also had approximately $6.7 million in capital leases and other borrowings as of July 31, 2005.

Rossignol’s Japanese subsidiary had approximately $12.2 million of long-term indebtedness outstanding as of July 31, 2005. This long-term indebtedness is due in 2006. The weighted average interest rate on this debt was 1.2% at July 31, 2005.

At July 31, 2005, the Company has $197.1 million of available borrowing capacity for its Rossignol subsidiaries and $304.1 million of available borrowing capacity for its other subsidiaries.

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
In July 2005, we acquired Skis Rossignol, S.A. (“Rossignol”), a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The acquisition was effective July 31, 2005 and we will include the operations of Rossignol in our results beginning on August 1, 2005. Rossignol’s assets and liabilities are reflected in our financial statements as of July 31, 2005. In July 2005, we issued $400 million in senior notes that bear a coupon interest rate of 6.875% and are due April 15, 2015 (“Senior Notes”). These Senior Notes were used to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness.
We are a globally diversified company that designs, produces and distributes branded apparel, wintersports and golf equipment, footwear, accessories and related products. Our apparel and footwear brands represent a casual lifestyle for young-minded people that connect with our authentic boardriding culture and heritage. Our wintersports and golf brands symbolize a long standing commitment to technical expertise and competitive success on the mountains and on the links. These and other outdoor sports influence the apparel choices made by consumers as these activities are communicated to a global audience by television, the internet, movies and magazines. People are attracted to the venues in which these sports are performed and the values they represent, including individual expression, adventure and creativity.
Over the past 35 years, we have established Quiksilver as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. Based on our fiscal 2004 revenues, we are the largest of the apparel and equipment companies that are identified with the sports of surfing, skateboarding and snowboarding. With our acquisition of Rossignol, we have added a collection of leading ski equipment brands to our company that we believe will be the foundation for a full range of technical ski apparel, sportswear and accessories. Based on its fiscal 2005 revenues, Rossignol is one of the world’s leading manufacturers of alpine skiing equipment, including skis, boots, bindings and poles. Also, as part of our acquisition of Rossignol, we acquired a majority interest in Roger Cleveland Golf Company, Inc. (“Cleveland”), a leading producer of wedges and golf clubs in the United States.
We believe that our acquisition of Rossignol provides us with multiple authentic brands in both snow and golf. Rossignol’s technical knowledge, combined with our current lifestyle brands, will enable us to produce and market apparel, equipment, footwear, accessories and related products for consumers in a broad cross section of the outdoor market. Furthermore, we believe the combination of our existing global expertise in branded apparel and footwear, along with Rossignol’s expertise in branded wintersports equipment, provide us with a diversified platform for continued growth and enhanced operating efficiencies.
Our acquisition of Rossignol is expected to have a significant impact on our financial results. Our revenues and expenses are expected to increase substantially. However, our overall profit margins are expected to be negatively impacted, because Rossignol has historically generated lower profit margins than we have, and this trend is expected to continue in the foreseeable future. In addition, Rossignol’s business has historically been seasonal, with revenues and operating profits generally higher in August through December, which will affect our consolidated quarterly results. Further, as discussed under “Financial Position, Capital Resources and Liquidity” below, we will be substantially more leveraged as a result of debt incurred in connection with the acquisition, and we will have an increased amount of capital committed to manufacturing functions.

We operate in three geographic segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the United States and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand, and Indonesia. In connection with the Rossignol acquisition, we are currently evaluating our operating segments, and any change in segment reporting would be reflected in the quarter ending October 31, 2005.
Results of Operations
The table below shows the components in our statements of income and other data as a percentage of revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Statement of Income data
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	46.8	44.5	45.6	44.8
Selling, general and administrative expense	35.7	35.2	35.2	34.7

Operating income	11.1	9.3	10.4	10.1

Interest expense	1.5	0.4	0.9	0.5
Foreign currency and other expense	0.0	0.1	0.1	0.3

Income before provision for income taxes	9.6%	8.8%	9.4%	9.3%

Provision for income taxes	3.0	3.0	3.0	3.1

Net income	6.6%	5.8%	6.4%	6.2%

Other data
EBITDA(1)	13.4%	11.4%	12.6%	11.9%

(1)	EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions and the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization. We believe it is useful to investors for the same reasons. EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes or the effect of our expenditures for capital assets and certain intangible assets.

Following is a reconciliation of net income to EBITDA:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Net income	$24,635	$19,530	$73,516	$56,494
Provision for income taxes	11,382	10,151	34,597	28,856
Interest expense	5,490	1,498	10,548	4,563
Depreciation and amortization	8,606	7,181	25,232	19,546

EBITDA	$50,113	$38,360	$143,893	$109,459

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004
Our total net revenues for the three months ended July 31, 2005 increased 11% to $373.8 million from $337.9 million in the comparable period of the prior year. Revenues in the Americas increased 4% to $196.3 million for the three months ended July 31, 2005 from $187.9 million in the comparable period of the prior year, and European revenues increased 16% to $133.6 million from $115.4 million for those same periods. As measured in euros, Quiksilver Europe’s primary functional currency, revenues in the current year’s quarter increased 14% compared to the prior year. Asia/Pacific revenues increased 30% to $43.1 million in the three months ended July 31, 2005 from $33.1 million in the comparable period of the prior year. In Australian dollars, Quiksilver Asia/Pacific’s primary functional currency, Asia/Pacific revenues increased 21% from the comparable period of the prior year.
In the Americas, revenues in our men’s category, which includes the Quiksilver Young Men’s, Boys, Toddlers, Wintersports, Quiksilveredition, DC, Hawk Clothing and Fidra divisions, increased 5% to $106.8 million from $101.6 million in the comparable period of the prior year, while revenues in our women’s category, which includes the Roxy, Roxy Girl, Teenie Wahine, DC, Raisins, Leilani and Radio Fiji divisions, increased 5% to $87.8 million from $83.3 million. Revenues from snowboards, boots and bindings amounted to $1.7 million for the current year’s quarter compared to $3.0 million in the prior year. The increase in Americas’ men’s revenues came primarily from the Quiksilver Young Men’s division. The increase in Americas’ women’s revenues came primarily from the Roxy division. In Europe and as reported in dollars, men’s revenues increased 20% to $103.1 million from $86.1 million, while women’s revenues increased 4% to $30.5 million from $29.3 million. The European men’s revenue increase came primarily from the Quiksilver Young Men’s division. The European women’s revenue increase reflects growth in the Roxy division. The increases in European revenues were impacted by the stronger euro in comparison to the prior year. In euros, men’s revenues increased 18% and women’s revenues increased 3%. The increase in Asia/Pacific revenues also came primarily from the Quiksilver Young Men’s and Roxy divisions.
Our consolidated gross profit margin for the three months ended July 31, 2005 increased to 46.8% from 44.5% in the comparable period of the prior year. The Americas’ gross profit margin remained constant at 40.1%. The gross margin in the Americas was negatively affected by lower margins earned on in-season business but increased as we generated a higher percentage of sales through company-owned retail stores. We earn both the wholesale and retail margins on sales in company-owned stores, but these higher gross margins are generally offset by store operating costs, which are included in selling, general and administrative expense. The European gross profit margin increased to 55.0% from 50.4%, and the Asia/Pacific gross profit margin increased to 51.7% from 49.1% for those same periods. The increase in the European gross profit margin was primarily due to lower product costs from a stronger euro in comparision to the prior year, improved sourcing and as a result of generating a higher percentage of sales through company-owned retail stores. In Asia/Pacific, the gross profit margin increased primarily due to lower production costs resulting from a stronger Australian dollar in comparision to the prior year.
Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2005 increased 12% to $133.6 million from $118.9 million in the comparable period of the prior year. Americas’ SG&A increased 6% to $55.9 million from $52.7 million, while European SG&A increased 21% to $54.3 million from $44.9 million, and Asia/Pacific SG&A increased 33% to $16.5 million from $12.4 million for those same periods. The increase across all three segments was primarily due to additional company-owned retail stores, higher personnel and other costs related to increased sales volume, and additional marketing. The stronger euro and Australian dollar in relation to the previous year also contributed to higher SG&A in Europe and Asia/Pacific. As a percentage of revenues, SG&A increased to 35.7% for the three months ended July 30, 2005 from 35.2% for the three months ended July 31, 2004. In the Americas, SG&A as a percentage of revenue increased to 28.5% for the three months ended July 31, 2005 from 28.0% for the three months ended July 31, 2004. For those same periods, European SG&A increased to 40.7% of revenues from 38.9%, while Asia/Pacific SG&A increased to 38.2% of revenues from 37.6%.
Interest expense for the three months ended July 31, 2005 increased to $5.5 million from $1.5 million in the three months ended July 31, 2004. This increase was primarily due to debt incurred in fiscal 2005 related to the acquisition of Rossignol.
Foreign currency gain increased to $0.4 million for the three months ended July, 31, 2005 from basically zero in the comparable period of the prior year. This gain resulted primarily from the foreign currency contracts that we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.

The effective income tax rate for the three months ended July 31, 2005, which is based on current estimates of the annual effective income tax rate, decreased to 31.6% from 34.2% in the comparable period of the prior year. This improvement resulted primarily because a higher percentage of our 2005 profits are expected to be generated in countries with lower tax rates.
Net income for the three months ended July 31, 2005 increased 26% to $24.6 million or $0.20 per share on a diluted basis from $19.5 million or $0.16 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.21 per share for the three months ended July 31, 2005 from $0.17 in the comparable period of the prior year. EBITDA increased 31% to $50.1 million from $38.4 million for those same periods.
Nine Months Ended July 31, 2005 Compared to Nine Months Ended July 31, 2004
Our total net revenues for the nine months ended July 31, 2005 increased 25% to $1,143.5 million from $916.7 million in the comparable period of the prior year. The DC division, which was acquired on May 1, 2004, accounted for approximately 6% of our consolidated revenue growth for the nine months ended July 31, 2005. Revenues in the Americas increased 21% to $554.7 million for the nine months ended July 31, 2005 from $459.6 million in the comparable period of the prior year, and European revenues increased 22% to $442.4 million from $361.9 million for those same periods. As measured in euros, European revenues in the first nine months of the current year increased 16% as compared to the prior year. Asia/Pacific revenues increased 55% to $143.9 million in the nine months ended July 31, 2005 compared to $92.6 million in the comparable period of the prior year. In Australian dollars, Asia/Pacific revenues increased 48% compared to the prior year.
In the Americas, revenues in our men’s category increased 24% to $277.2 million from $223.5 million in the comparable period of the prior year, while revenues in our women’s category increased 18% to $274.1 million from $231.3 million. Revenues from snowboards, boots and bindings amounted to $3.4 million in the current year’s nine-month period compared to $4.8 million in the prior year. The increase in Americas’ men’s revenues came primarily from the DC division and, to a lesser extent, the Quiksilver Young Men’s division. The increase in Americas’ women’s revenues came primarily from the Roxy division and, to a lesser extent, the DC division. In Europe and as reported in dollars, men’s revenues increased 22% to $325.6 million from $266.9 million, while women’s revenues increased 23% to $116.9 million from $95.0 million. The European men’s revenue increase came primarily from the Quiksilver Young Men’s division and, to a lesser extent, the DC division, and the women’s revenue increase reflects growth in the Roxy division. The increases in European revenues were impacted by the stronger euro in comparison to the prior year. In euros, men’s revenues increased 16% and women’s revenues increased 17%. In Asia/Pacific, the increase in revenues came primarily from the Roxy, Quiksilver Young Men’s and DC divisions.
Our consolidated gross profit margin for the nine months ended July 31, 2005 increased to 45.6% from 44.8% in the comparable period of the prior year. The Americas’ gross profit margin decreased to 39.3% from 40.5%, while the European gross profit margin increased to 51.9% from 49.3%, and the Asia/Pacific gross profit margin increased to 50.1% from 48.6% for those same periods. The decrease in the Americas’ gross profit margin was primarily due to lower margins on in-season business in comparison to the prior year, which was partially offset by generating a higher percentage of sales through company-owned retail stores. Our European gross profit margin increase was primarily due to lower production costs resulting from a stronger euro in relation to the U.S. dollar, improved sourcing and, to a lesser extent, a higher percentage of sales through company-owned retail stores. In Asia/Pacific, the gross profit margin increased primarily due to lower production costs resulting from a stronger Australian dollar in relation to the U.S. dollar compared to the prior year.
SG&A for the nine months ended July 31, 2005 increased 26% to $402.4 million from $318.2 million in the comparable period of the prior year. Americas’ SG&A increased 21% to $162.9 million from $134.5 million, while European SG&A increased 28% to $161.9 million from $126.1 million, and Asia/Pacific SG&A increased 46% to $52.6 million from $36.1 million for those same periods. The increase across all three divisions was primarily due to additional company-owned retail stores, additional marketing, and expenses related to increased sales volume. The stronger euro and Australian dollar in relation to the previous year also contributed to higher SG&A in Europe and Asia/Pacific. As a percentage of revenues, SG&A increased to 35.2% for the nine months ended July 31, 2005 from 34.7% for the nine months ended July 31, 2004. In the Americas, SG&A increased slightly as a percentage of revenues to 29.4% from 29.3% of revenues as the impact of additional marketing expenses was substantially offset by general leverage on growth. In Europe, SG&A increased to 36.6% of revenues from 34.8%, due primarily to the impact of additional company-owned retail stores and, to a lesser extent, increased marketing efforts. Asia/Pacific SG&A decreased to 36.6% of revenues from 39.0%, due primarily to general leverage on growth.
Interest expense for the nine months ended July 31, 2005 increased to $10.5 million from $4.6 million in the comparable period of the prior year. This increase is primarily due to debt incurred in connection with the acquisition of Rossignol.
We had a foreign currency gain of $0.2 million for the nine months ended July 31, 2005 compared to a loss of $2.1 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency contracts that we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.
The effective income tax rate for the nine months ended July 31, 2005, which is based on current estimates of the annual effective income tax rate, decreased to 32.0% from 33.8% in the comparable period of the prior year. This improvement resulted primarily because a higher percentage of our 2005 profits are expected to be generated in countries with lower tax rates.
Net income for the nine months ended July 31, 2005 increased 30% to $73.5 million or $0.59 per share on a diluted basis from $56.5 million or $0.48 per share on a diluted basis in the comparable period of the prior year. Basic net income per share increased to $0.62 per share for the nine months ended July 31, 2005 from $0.50 per share in the comparable period of the prior year. EBITDA increased 31% to $143.9 million from $109.5 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In July 2005, we issued $400 million in Senior Notes, primarily to fund a portion of the acquisition of Rossignol and to refinance certain existing indebtedness.
The net increase in cash and cash equivalents for the nine months ended July 31, 2005 was $104.7 million compared to $17.5 million in the comparable period of the prior year. Cash and cash equivalents totaled $159.9 million at July 31, 2005 compared to $55.2 million at October 31, 2004, while working capital was $441.3 million at July 31, 2005 compared to $343.1 million at October 31, 2004. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future, and that increases in our lines of credit can be obtained as needed to fund future growth.
Cash Flows
We generated $53.8 million of cash from operating activities in the nine months ended July 31, 2005 compared to $74.9 in the comparable period of the prior year. This $21.1 million decrease in cash provided was primarily due to changes in accounts receivable. During the nine months ended July 31, 2005, the increase in accounts receivable used cash of $61.9 million compared to $32.7 million during the nine months ended July 31, 2004, a decrease in cash provided of $29.2 million. The cash used by the increase in inventories was offset by the increase in accounts payable. Cash generated by the increase in net income adjusted for non-cash expenses more than offset cash used for changes in other working capital components, resulting in a net increase in cash provided of $8.9 million.
Capital expenditures totaled $45.1 million for the nine months ended July 31, 2005, compared to the $33.4 million in the comparable period of the prior year. These investments include company-owned retail stores and ongoing investments in computer and warehouse equipment. Capital expenditures are expected to range from $13 million to $16 million for the quarter ending October 31, 2005.

During the nine months ended July 31, 2005, net cash provided by financing activities totaled $279.3 million, compared to $30.1 million provided in the comparable period of the prior year. This increase in borrowings primarily relates to the issuance of our Senior Notes for net proceeds of $389 million. We used a majority of the proceeds from these notes to fund a portion of the Rossignol acquisition and the balance to refinance a portion of our existing debt.
Business Acquisitions
Effective July 31, 2005, we acquired Rossignol, a wintersports and golf equipment manufacturer. We will include the operations of Rossignol in our results beginning on August 1, 2005. The purchase price, excluding transaction costs, includes cash of approximately $208.3 million, approximately 2.2 million restricted shares of our common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.7 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. The deferred purchase price obligation is denominated in euros, and a weakening of the U.S. dollar in relation to the euro could cause the actual obligation to be greater. Transaction costs totaled approximately $13.7 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions.
The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3 month euro interbank offered rate (“Euribor”) plus 2.35% (currently 4.48%). Since we have obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer, a mandatory purchase of the remaining Rossignol shares is required under French law, which is expected to occur in the quarter ending October 31, 2005. Upon the future exercise of the Rossignol stock options, we will purchase the resulting issued shares from the Rossignol stock option holders. Certain former owners retained a minority interest of 36.37% of Cleveland, a Rossignol subsidiary. We have entered into a put/call arrangement whereby the minority owners of Cleveland can require us to buy all of their interest in Cleveland after 4.5 years and we can buy their interest at our option after 7 years, each at a purchase price generally determined by reference to a multiple of Cleveland’s annual profits and our price-earnings ratio.
In connection with the acquisition of Rossignol, we have begun to formulate the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, duplicate functions and other related items. We have not finalized the Plan, but as of July 31, 2005 have recognized $5.2 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the relocation of our wintersports equipment sales and distribution operations in the United States. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations will be charged to earnings as incurred. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets held for sale related to the United States relocations total approximately $4.2 million at July 31, 2005. The Plan has not been finalized as it relates to facilities outside of the United States, and our estimates of expected costs related to the U.S. aspects of the Plan may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and duplicate functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If we have overestimated these costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.
Effective May 1, 2004, we acquired DC. The initial purchase price, excluding transaction costs, included cash of approximately $52.8 million, 1.6 million restricted shares of our common stock valued at $27.3 million and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. Of the initial purchase price, $63.4 million was paid in fiscal 2004, $3.7 million was paid during the nine months ended July 31, 2005, and $1.0 million is expected to be paid based on the resolution of certain remaining contingencies. The sellers also received $8.0 million during the nine months ended July 31, 2005 based on achieving certain sales and earnings targets. The sellers are entitled to future payments ranging from zero to $49.0 million if certain sales and earnings targets are achieved during the three years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies we believe can be achieved integrating DC’s product lines and operations with ours, and is not expected to be deductible for income tax purposes.
During the nine months ended July 31, 2005, we paid $5.3 million to the previous shareholders of the Asia/Pacific division based on the achievement of certain sales and earnings targets.
Commitments
Rossignol has approximately $19.1 million in operating lease commitments, with approximately $7.7 million in payments to be made within one year, $6.5 million in payments to be made in 2 to 3 years and $4.9 million in 4 to 5 years. Rossignol also has contracts with certain sponsored athletes with total commitments of approximately $21.4 million, with approximately $16.3 million in minimum payments under these commitments to be paid within 1 year, and $5.1 million to be paid in 2 to 3 years.
Debt Structure
On July 22, 2005, we issued $400 million in Senior Notes, which bear a coupon interest rate of 6.875% and are due April 15, 2015. The Senior Notes were issued at par value and sold in accordance with Rule 144A and Regulation S, and we intend to file a registration statement with the Securities and Exchange Commission that will enable the holders of these Senior Notes to exchange them for publicly registered notes with substantially the same terms. The Senior Notes are guaranteed on a senior unsecured basis by each of our domestic subsidiaries that guarantees any of our indebtedness or our subsidiaries’ indebtedness, or is an obligor under our existing senior secured credit facility (the “Guarantors”). We may redeem some or all of the Senior Notes after April 15, 2010 at fixed redemption prices as set forth in the indenture. In addition, prior to April 15, 2008, we may redeem up to 35% of the Senior Notes with the proceeds from certain equity offerings at a redemption price set forth in the indenture.
The indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments by our restricted subsidiaries to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If we experience specific kinds of changes of control, we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. As of July 31, 2005, we were in compliance with these covenants.
In connection with the acquisition of Rossignol, we acquired approximately $365.1 million in lines of credit and long-term debt. Rossignol’s subsidiaries in the United States and Canada have unsecured, uncommitted lines of credit with banks that provide for maximum cash borrowings of approximately $164.0 million to finance the working capital and general corporate needs of these subsidiaries. At July 31, 2005, $61.5 million was outstanding on these facilities, at average interest rates of 3.0%. The lines of credit have varying expiration dates, the majority of which are renewed at the option of the banks on a yearly basis. In addition, Rossignol’s subsidiaries in the United States and Canada collectively have $6.3 million in unsecured fixed rate long-term loans outstanding as of July 31, 2005, which mature in 2006 with a weighted average interest rate of 4.5%. We intend to retire these lines of credit and term loans, pledge the assets of Rossignol’s U.S. and Canadian subsidiaries as collateral under our existing revolving credit facility and refinance any balances outstanding on these credit facilities with availability under our revolving credit facility.
Rossignol’s European subsidiaries have unsecured, uncommitted overdraft lines of credit and long-term loans with banks that provide for the seasonal working capital needs of the business and other corporate purposes. The overdraft lines of credit provide for maximum cash borrowings of approximately $219.0 million, and at July 31, 2005, $124.4 million was outstanding. The overdraft lines of credit are renewable annually at the option of the banks. Rossignol’s European subsidiaries also had approximately $154.0 million of long-term indebtedness outstanding as of July 31, 2005. This long-term indebtedness is due at various dates through 2010, and contains covenants that are customary for such long-term indebtedness, including, among other things, minimum financial ratios of net debt to shareholders’ equity and term debt to cash flow. The overall weighted average interest rate on this long-term debt at July 31, 2005, was 3.0%, including 3.3% on fixed rate indebtedness and 2.7% on variable rate indebtedness.
Rossignol’s European subsidiaries also had approximately $6.7 million in capital leases and other borrowings as of July 31, 2005.
Rossignol’s Japanese subsidiary had approximately $12.2 million of fixed and variable long-term indebtedness outstanding as of July 31, 2005. This long-term indebtedness is due in 2006. The weighted average interest rate on this debt was 1.2% at July 31, 2005.
At July 31, 2005, we have $197.1 million of available borrowing capacity for our Rossignol subsidiaries and $304.1 million of available borrowing capacity for our other subsidiaries.
Trade Accounts Receivable and Inventories
Excluding the $94.8 million of accounts receivable acquired with the Rossignol acquisition, consolidated accounts receivable increased 19% to $333.5 million at July 31, 2005 from $281.3 million at October 31, 2004. Accounts receivable in the Americas increased 23% to $155.1 million at July 31, 2005 from $125.8 million at October 31, 2004, while European accounts receivable increased 15% to $138.8 million from $120.7 million, and Asia/Pacific accounts receivable increased 14% to $39.6 million from $34.8 million at those same dates. Accounts receivable in the Americas increased 12% compared to July 31, 2004, while European accounts receivable increased 22% and Asia/Pacific accounts receivable increased 110% compared to July 31, 2004. In euros, European accounts receivable increased 21%, and in Australian dollars, Asia/Pacific accounts receivable increased 95%. Included in accounts receivable are approximately $19.8 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be accounted for to accurately compute days sales outstanding. Excluding Rossignol, overall average days sales outstanding increased by approximately seven days at July 31, 2005 compared to July 31, 2004.
Excluding the $233.9 million of inventory acquired with the Rossignol acquisition, consolidated inventories increased 14% to $204.4 million at July 31, 2005 from $179.6 million at October 31, 2004. Inventories in the Americas decreased 4% to $100.7 million from $104.6 million at October 31, 2004, while European inventories increased 45% to $77.8 million from $53.7 million, and Asia/Pacific inventories increased 22% to $25.9 million from $21.3 million at October 31, 2004.
Excluding the effect of Rossignol inventories, consolidated inventories increased 19% compared to July 31, 2004. Inventories in the Americas increased 14%, while inventories in Europe increased 20%, and Asia/Pacific inventories increased 38% compared to July 31, 2004. The stronger euro and Australian dollar in relation to the U.S. dollar increased the value of the inventories by approximately $2.0 million over the prior year. Adjusting for these foreign exchange effects, consolidated inventories increased approximately 18%. Consolidated average inventory turnover decreased to approximately 4.0 at July 31, 2005 compared to approximately 4.2 for the comparable period of the prior year. Included in consolidated inventories as of July 31, 2005 is approximately $10 million of current season goods that were received earlier in the season compared to the prior year to facilitate better delivery to our customers, and $7 million related to our rapidly growing businesses in Japan and Indonesia and our new company-owned Canadian distributor. Adjusting for these factors, consolidated inventories increased approximately 9%.
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
Inventories
We value inventories at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. We regularly review our inventory quantities on hand, and adjust values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:
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
Business Combinations
We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets, we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales and developing appropriate discount rates. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ from those estimates, our future results of operations may be affected by charges to our statements of income. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.
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

Forward-Looking Statements
Certain words in this report like “believes”, “anticipates”, “expects”, “estimates” and similar expressions are intended to identify, in certain cases, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the predicted results. Such factors include, among others, the following:
•	general economic and business conditions,

•	the acceptance in the marketplace of new products,

•	the availability of outside contractors at prices favorable to us,

•	the ability to source raw materials at prices favorable to us,

•	currency fluctuations,

•	changes in business strategy or development plans,

•	availability of qualified personnel,

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia and

•	our successful integration, and the future operating performance of Rossignol, and

•	other factors outlined in our previously filed public documents, copies of which may be obtained without cost from us.
Given these uncertainties, investors are cautioned not to place too much weight on such statements. We are not obligated to update these forward-looking statements.
Risk Factors
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock or our Senior Notes could decline. You should consider the following risks before deciding to invest in our common stock or Senior Notes.
The apparel, sporting goods and footwear industries are each highly competitive, and if we fail to compete effectively, we could lose our market position.
The apparel, sporting goods and footwear industries are each highly competitive. We compete against a number of domestic and international designers, manufacturers and distributors of apparel, sporting goods and footwear, some of whom are significantly larger and have significantly greater financial resources than we do. In order to compete effectively, we must (1) maintain the image of our brands and our reputation for authenticity in our core boardriding and outdoor sports markets; (2) be flexible and innovative in responding to rapidly changing market demands on the basis of brand image, style, performance and quality; and (3) offer consumers a wide variety of high quality products at competitive prices.
The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Several of our competitors enjoy substantial competitive advantages, including greater brand recognition and greater financial resources for competitive activities, such as sales and marketing and strategic acquisitions. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product lines. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the apparel, sporting goods and footwear industries.

If we are unable to develop innovative and stylish products in response to rapid changes in consumer demands and fashion trends, we may suffer a decline in our revenues and market share.
The apparel, sporting goods and footwear industries are subject to constantly and rapidly changing consumer demands based on fashion trends and performance features. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and quality of our brands.
Our success also depends upon our ability to continue to develop innovative products. Rossignol’s and Cleveland’s historical successes have been attributable, in part, to the introduction of sporting goods products which are perceived to represent an improvement in performance over sporting goods products already available in the market. Our future success will depend, in part, upon our continued ability to develop and introduce innovative products reflective of technological advances in the respective markets in which we compete. If we are unable to successfully introduce new outdoor sporting goods products, or if our competitors introduce superior products, customers may purchase outdoor sporting goods products from our competitors, which could adversely affect our revenues and results of operations.
As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold finished goods inventory or other conditions which could have a material adverse effect on our results of operations.
The failure of new product designs or new product lines to gain market acceptance could also adversely affect our business and the image of our brands. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to expand consumer demand. These requirements could strain our management, financial and operational resources. If we do not continue to develop stylish and innovative products that provide better design and performance attributes than the products of our competitors and that are accepted by consumers, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our revenues and market share.
War, acts of terrorism, or the threat of either could have an adverse effect on our ability to procure our products and on the United States and/or international economies.
In the event of war or acts of terrorism or the escalation of existing hostilities, or if any are threatened, our ability to procure our products from our manufacturers for sale to our customers may be negatively affected. We import a substantial portion of our products from other countries. If it becomes difficult or impossible to import our products into the countries in which we sell our products, our sales and profit margins may be adversely affected. Additionally, war, military responses to future international conflicts and possible future terrorist attacks may lead to a downturn in the U.S. and/or international economies, which could have a material adverse effect on our results of operations.
Changes in foreign currency exchange or interest rates could affect our revenues and costs.
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to our variable rate debt. If we are unsuccessful in using various foreign currency exchange contracts or interest rate swaps to hedge these potential losses, our profits and cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge our exposure to foreign currency exchange rate changes, or we may choose to maintain variable interest rate debt. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position.
Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of income and balance sheets of our international subsidiaries into U.S. dollars. We use foreign currency exchange contracts to hedge the profit and loss effects of this translation effect; however, accounting rules do not allow us to classify these contracts as hedges, but require us to mark these contracts to fair value at the end of each financial reporting period and translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our international subsidiaries would decrease if the U.S. dollar increased in value in relation to other currencies, including, the euro, Australian dollar or Japanese yen.
Our business could be harmed if we fail to maintain proper inventory levels.
We maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.
Our current and potential future acquisitions and related financings may place a significant debt burden on us.
From time to time, we have pursued, and may continue to pursue, acquisitions which involve the incurrence of additional debt, such as was incurred in connection with our acquisitions of DC Shoes and Rossignol. If one or more acquisitions results in our becoming substantially more leveraged on a consolidated basis, our flexibility in responding to adverse changes in economic, business or market conditions may be adversely affected, which could have a material adverse effect on our results of operations.
Our success is dependent on our ability to protect our worldwide intellectual property rights, and our inability to enforce these rights could harm our business.
Our success depends to a significant degree upon our ability to protect and preserve our intellectual property, including copyrights, trademarks, patents, service marks, trade dress, trade secrets and similar intellectual property. We rely on the intellectual property, patent, trademark and copyright laws of the United States and other countries to protect our proprietary rights. However, we may be unable to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm our business. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly and we may not prevail.
We have obtained some U.S. and foreign trademark, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these or other registrations. A failure to obtain trademark, patents or service mark registrations in the United States and in other countries could limit our ability to protect our trademarks, patents and service marks and impede our marketing efforts in those jurisdictions. The loss of such trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot assure that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademark or other proprietary rights.
Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
We cannot be certain that our products do not and will not infringe the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.
Our current executive officers and management are critical to our success, and the loss of any of these individuals could harm our business, brands and image.
We are heavily dependent on our current executive officers and management. We believe that our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel, both individually and as a group. The loss of any of our executive officers or management or the inability to attract or retain qualified personnel could delay the development and introduction of new products, harm our ability to sell our products, damage the image of our brands and prevent us from executing our business strategy.
If we are unable to maintain and expand our endorsements by professional athletes, our ability to market and sell our products may be harmed.
A key element of our marketing strategy has been to obtain endorsements from prominent athletes, which contributes to the authenticity and image of our brands. We believe that this strategy has been an effective means of gaining brand exposure worldwide and creating broad appeal for our products. We cannot assure you that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes to endorse our products. Larger companies with greater access to capital for athlete sponsorship may in the future increase the cost of sponsorship for these athletes to levels we may choose not to match. If this were to occur, our sponsored athletes may terminate their relationships with us and endorse the products of our competitors and we may be unable to obtain endorsements from other, comparable athletes.
We also are subject to risks related to the selection of athletes whom we choose to endorse our products. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be as effective. In either case, our inability to obtain endorsements from professional athletes could adversely affect our ability to market and sell our products, resulting in loss of revenues and a loss of profitability.
Our failure to integrate Rossignol successfully and on a timely basis into our operations could reduce our profitability.
We expect that the acquisition of Rossignol will result in certain synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. In addition, integrating operations will require significant efforts and expenses. Personnel may leave or be terminated because of the acquisition of Rossignol. Our management may have its attention diverted while trying to integrate Rossignol. If these or other factors limit our ability to integrate the operations of Rossignol successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition of Rossignol, may not be met. In addition, our growth and operating strategies for Rossignol’s business may be different from the strategies that Rossignol was previously pursuing. If these strategies are not effective, it could have a material adverse effect on our business, financial condition and results of operations.
Employment related matters, such as unionization, may affect our profitability.
As of July 31, 2005, less than 25 of Quiksilver’s foreign employees were unionized. In addition, as of March 31, 2005, approximately 150 of Rossignol’s foreign employees were unionized. We have little control over the union activities in these areas and could face difficulties in the future. Unionized personnel in France may render any possible Rossignol factory relocation strategies more difficult by adding a risk of production blockage by a strike. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our unionized and non-unionized employees or that we will be able to renew the collective bargaining agreements on similar or more favorable terms.
We may be subject to restrictions due to minority interests in Cleveland.
We directly or indirectly own approximately 64% of the outstanding capital stock of Cleveland, with the remaining approximately 36% held by certain other existing Cleveland shareholders. As a result, conflicts of interest may develop between us and the minority shareholders of Cleveland, and we may need to devote significant management attention to dealing with the minority shareholders. In addition, we will owe fiduciary duties to such minority shareholders which may restrict our control of Cleveland and impede our ability to transfer cash and assets to and from Cleveland or to realize the full benefits of capital that we provide to Cleveland. Although we have entered into a shareholders agreement with these minority shareholders which addresses some of these concerns, no assurances can be given that the minority interest in Cleveland will not cause conflicts in the future.
Cyclical trends in apparel, sporting goods and footwear retailing could have a material adverse effect on our results of operations.
The apparel, sporting goods and footwear industries historically have been subject to substantial cyclical variations. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and could be subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel and footwear and sporting goods may decline. A general reduction in consumer discretionary spending due to a recession in the domestic and/or international economies or uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.
The demand for our products is seasonal and sales of our apparel and sporting goods products are dependent upon the weather.
Our revenues and operating results are subject to seasonal trends when measured on a quarterly basis. For example, sales of apparel products, including Rossignol, are typically lower during our first fiscal quarter when compared with our other fiscal quarters and a substantial amount of Rossignol’s operating profit has historically been generated from August through December at the peak of Rossignol’s winter equipment shipping activities, while Rossignol’s operating profit in other months has historically been lower or negative. These trends are dependent on many factors, including the holiday seasons, weather, consumer demand, markets in which we operate and numerous other factors beyond our control. Given the seasonality of our business, unseasonable weather during our peak selling periods and/or misjudgment in consumer demands could have a material adverse effect on our financial condition and results of operations.
Factors affecting international commerce and our international operations may seriously harm our financial condition.
With acquisition of Rossignol, we will generate a majority of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our future revenues. Our international operations are directly related to and dependent on the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, including:
•	recessions in foreign economies,

•	the adoption and expansion of trade restrictions,

•	limitations on repatriation of earnings,

•	difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries,

•	longer receivables collection periods and greater difficulty in collecting accounts receivable,

•	difficulties in managing foreign operations,

•	social, political and economic instability,

•	unexpected changes in regulatory requirements,

•	ability to finance foreign operations,

•	tariffs and other trade barriers, and

•	U.S. government licensing requirements for exports.

The occurrence or consequences of any of these risks may restrict our ability to operate in the affected regions and decrease the profitability of our international operations, which may seriously harm our financial condition.
As a result of our acquisition of Rossignol, we face greater challenges in managing several brands.
While we believe that we have significant experience in managing our apparel and footwear brands and their respective channels of distribution, with our acquisition of Rossignol, we have further penetrated the wintersports and golf markets. If we are unable to effectively manage our multiple product lines in multiple markets, our profitability may be reduced.
If the popularity of the sports associated with our brands were to decrease, our revenues could be adversely affected and our results of operations could be impaired.
We will generate a significant portion of our revenues from the sale of products directly associated with boardriding, wintersports and golf. The demand for such products is directly related to the popularity of boardriding activities, wintersports and golf and the number of respective participants worldwide. If the demand for boardriding, wintersports and/or golf equipment and accessories decreases, our revenues could be adversely affected and our results of operations could be impaired. In addition, if participation in boardriding activities, wintersports and/or golf were to decrease, sales of many of our products could decrease.
Our industry is subject to pricing pressures that may adversely impact our financial performance.
We manufacture many of our products offshore because products manufactured offshore generally cost less to make, primarily because labor costs are lower. Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if:
•	we are forced to reduce our prices and we cannot reduce our production costs, or

•	our production costs increase and we cannot increase our prices.
Changing international trade regulations and the elimination of quotas on imports of textiles and apparel may increase competition in the apparel industry.
Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition and results of operations. We currently import raw materials and/or finished garments into the majority of countries in which we sell our apparel products. Substantially all of our import operations are subject to:
•	quotas imposed by bilateral textile agreements between the countries where our apparel-producing facilities are located and foreign countries, and

•	customs duties imposed by the governments where our apparel-producing facilities are located on imported products, including raw materials.
In addition, the countries in which our apparel products are manufactured or to which they are imported may from time to time impose additional new quotas, duties, tariffs, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure you that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations and financial condition.
Our apparel-producing operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization, referred to as the WTO. Generally, such trade agreements benefit our apparel business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively impact our apparel business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country. In addition, the

WTO may commence a new round of trade negotiations that liberalize textile trade. This increased competition could have a material adverse effect on our business, results of operations and financial condition.
We rely on third-party manufacturers and problems with or loss of suppliers or raw materials could harm our business and results of operations.
Substantially all of our apparel products are produced by independent manufacturers. We face the risk that these third-party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis or at all. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages for certain products and harm our business.
The capacity of our manufacturers to manufacture our products also is dependent, in part, upon the availability of raw materials. Our manufacturers may experience shortages of raw materials, which could result in delays in deliveries of our products by our manufacturers or in increased costs to us. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries or reductions in our prices and margins, any of which could harm our financial performance and results of operations.
Rossignol relies on a number of unaffiliated suppliers to provide it with raw materials for its products.
Substantially all of the raw materials for Rossignol’s products are sold to it by unaffiliated suppliers located primarily in Europe and Asia. Rossignol has no exclusive or significant long-term contracts with its suppliers and competes with other companies for such suppliers’ output. Although we believe that Rossignol has established solid relationships with its suppliers, the inability to maintain such relationships or to find additional sources to cover future growth could have a material adverse effect on our Rossignol business.
Failure to achieve and maintain effective internal controls could result in a loss of investor confidence in our financial reports and in turn have a material adverse effect on our stock price.
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
We are currently performing the system and process documentation needed to comply with Section 404 and the new standard issued by the Public Company Accounting Oversight Board. This process is both costly and challenging. During this process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that such internal controls are effective. If we are unable to assert that our internal controls are effective as of October 31, 2005 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on the price of our securities.

Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs.
Some of our facilities and operations are subject to various environmental laws and regulations which govern, among other things, the use and storage of hazardous materials, the storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, water and land, and the cleanup of contamination. Violations of these requirements could result in significant fines or penalties being imposed on us. Discovery of contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities.
Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.
We are highly leveraged. Our high degree of leverage may have important consequences to you, including the following:
•	we may have difficulty satisfying our obligations under the senior notes or other indebtedness and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be more vulnerable to the impact of economic downturns and adverse developments in our business; and

•	we may be placed at a competitive disadvantage against any less leveraged competitors.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the notes.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our revolving credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

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
European revenues increased 16% in euros during the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, European revenues increased 22% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year.
Asia/Pacific revenues increased 48% in Australian dollars during the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004. As measured in U.S. dollars and reported in the Company’s Consolidated Statements of Income, Asia/Pacific revenues increased 55% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year. Thus far in the Company’s fourth quarter, the Australian dollar continues to be stronger relative to the U.S. dollar in comparison to the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2005.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed July 25, 2005).

10.1	Registration Rights Agreement for the 6 7/8% Senior Notes due 2015 dated as of July 22, 2005, among Quiksilver, Inc., the Guarantors and the initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 25, 2005).

10.2	Purchase Agreement for the 6 7/8% Senior Notes due 2015 dated July 14, 2005, among Quiksilver, Inc., certain subsidiaries of Quiksilver, Inc. and the purchasers listed therein.

10.3	English translation of Subscription Agreement for the 3.231% EUR 50,000,000 notes due July, 2010 dated July 11, 2005 among Skis Rossignol S.A. and certain subsidiaries and Societe Generale Bank & Trust.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
September 9, 2005	/s/ Steven L. Brink
Steven L. Brink
Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits	Description

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed July 25, 2005).

10.1	Registration Rights Agreement for the 6 7/8% Senior Notes due 2015 dated as of July 22, 2005, among Quiksilver, Inc., the Guarantors and the initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 25, 2005).

10.2	Purchase Agreement for the 6 7/8% Senior Notes due 2015 dated July 14, 2005, among Quiksilver, Inc., certain subsidiaries of Quiksilver, Inc. and the purchasers listed therein.

10.3	English translation of Subscription Agreement for the 3.231% EUR 50,000,000 notes due July, 2010 dated July 11, 2005 among Skis Rossignol S.A. and certain subsidiaries and Societe Generale Bank & Trust.

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer