Form 10-K
period 2005-10-31
QUIKSILVER INC
filed 2006-01-17
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
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
None
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $1.63 billion as of April 30, 2005, the last business day of Registrant’s most recently completed second fiscal quarter.
As of January 4, 2006, there were 121,378,398 shares of the Registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 24, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. BUSINESS
Unless the context indicates otherwise, when we refer to “we”, “us”, “our”, or the “Company” in this Form 10-K, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986. Our fiscal year ends on October 31, and references to fiscal 2005, fiscal 2004 and fiscal 2003 refer to the years ended October 31, 2005, 2004 and 2003, respectively.
Introduction
We are a globally diversified company that designs, produces and distributes branded apparel, wintersports and golf equipment, footwear, accessories and related products. Our apparel and footwear brands represent a casual lifestyle for young-minded people that connect with our boardriding culture and heritage, while our wintersports and golf brands symbolize a long standing commitment to technical expertise and competitive success on the mountains and on the links. We believe that surfing, skateboarding, snowboarding, skiing, golf and other outdoor sports influence the apparel choices made by consumers as these activities are communicated to a global audience by television, the internet, movies and magazines. People are attracted to the venues in which these sports are performed and the values they represent, including individual expression, adventure and creativity.
Over the past 35 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. Based on our fiscal 2005 revenues, we are the largest of the apparel and equipment companies that are identified with the sports of surfing, skateboarding and snowboarding. In July 2005, we acquired Skis Rossignol S.A. at a purchase price of approximately $303.4 million. This acquisition adds a collection of leading ski equipment brands to our company that we believe will be the foundation for a full range of technical ski apparel, sportswear and accessories. Rossignol is one of the world’s leading manufacturers of alpine skiing equipment, including skis, boots, bindings and poles. Also, as part of this acquisition, we acquired a majority interest in Roger Cleveland Golf Company, Inc., a leading producer of wedges and golf clubs in the United States.
We believe that our acquisition of Rossignol provides us with multiple authentic brands in both snow and golf and that Rossignol’s technical knowledge, combined with our current lifestyle brands, will enable us to produce and market apparel, equipment, footwear, accessories and related products for consumers in a broad cross section of the outdoor market. Furthermore, we believe the combination of our existing global expertise in branded apparel and footwear, along with Rossignol’s expertise in branded wintersports equipment, provides us with a diversified platform for continued growth and enhanced operating efficiencies.
Our products are sold in over 90 countries in a wide range of distribution channels, including surf shops, ski shops, skateboard shops, snowboard shops, our proprietary Boardriders Club shops, other specialty stores and select department stores. Our corporate and Americas’ headquarters are in Huntington Beach, California, while our European headquarters are in St. Jean de Luz and Voiron, France, and our Asia/Pacific headquarters are in Torquay, Australia.
In 2000, we acquired the international Quiksilver and Roxy trademarks from Quiksilver’s founders, and, in 2002, we acquired our licensees in Australia and Japan. Since 2000, we also have made several small acquisitions of other Quiksilver licensees. In May 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear.

Segment Information
We operate in the outdoor market of the sporting goods industry. We have three geographic segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations. For information regarding the revenues, operating profits and identifiable assets attributable to our geographic segments, see Note 15 of our consolidated financial statements.
Products and Brands
Our brands are focused on different sports within the outdoor market. Quiksilver and Roxy are rooted in the sport of surfing and are leading brands representing the boardriding lifestyle, which includes not only surfing, but also skateboarding and snowboarding. DC’s reputation is based on its technical shoes made for skateboarding. We have developed a portfolio of other brands also inspired by surfing, skateboarding and snowboarding. Our newly acquired wintersports brands include Rossignol, Dynastar, Look, Lange and Kerma, which are focused on equipment for alpine skiing but have extended into other areas of wintersports including snowboarding, freestyle skiing, Nordic skiing and technical outerwear.
Quiksilver
We have grown our Quiksilver brand from its origins as a line of boardshorts to now include shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear, hats, backpacks, wetsuits, watches, eyewear and other accessories. Quiksilver has also expanded its target market beyond young men to include boys and toddlers. Quiksilveredition is our brand targeted at men. In fiscal 2005, the Quiksilver brand represented approximately 43% of our revenues.
Roxy
Our Roxy brand for young women is a surf-inspired collection that we introduced in 1991, and later expanded to include girls with the Teenie Wahine and Roxy Girl brands. Roxy includes a full range of sportswear, swimwear, footwear, backpacks, snowboardwear, snowboards, snowboard boots, fragrance, beauty care, bedroom furnishings and other accessories for young women. In fiscal 2005, the Roxy brand accounted for approximately 30% of our revenues.
DC
Our DC brand specializes in performance skateboard shoes, snowboard boots, sandals and apparel for both young men and juniors. We believe that DC’s skateboard-driven image and lifestyle is well positioned within the global outdoor youth market and has appeal beyond its core skateboard base. In fiscal 2005, the DC brand accounted for approximately 10% of our revenues.
Rossignol and Other Wintersports Brands
Our Rossignol and other wintersports brands cover all of the major product categories in the ski and snowboard markets, including skis, bindings, boots and poles in the alpine category; skis, boots and bindings in the cross-country category; snowboards, snowboard boots and bindings; and technical ski apparel. With a long history of success in ski racing, these brands have developed a reputation for excellence, innovation and technical knowledge that have enabled them to appeal to multiple styles of skiing, including racing, all-mountain, freeride and freestyle. In fiscal 2005, the Rossignol and other wintersports brands accounted for approximately 10% of our revenues. This percentage of revenues is expected to increase in fiscal 2006 and thereafter as Rossignol will be included in our results for the full year.

Our other wintersports brands include the following:
•	Dynastar—Dynastar symbolizes technically specific skis for committed skiers to use in all the different experiences of alpine sports. Dynastar has a heritage of racing and performance.

•	Lange—Lange is a ski boot brand, combining its race boot prowess with a commitment to building better, more comfortable boots for dedicated skiers of every type.

•	Look—Look bindings have a winning history in alpine ski racing. The focus of the Look brand is the production of high quality, innovative release bindings that perform at the highest level.

•	Kerma—We produce poles that complement our ski products from both a technical and aesthetic viewpoint under the Kerma brand.

•	Lib Technologies, Gnu, Bent Metal—We address the core snowboard market through our Lib Technologies and Gnu brands of snowboards and accessories and Bent Metal snowboard bindings.
Other Apparel Brands
In fiscal 2005, our other apparel brands represented approximately 5% of our revenues.
•	Raisins, Radio Fiji, Leilani—Raisins and Radio Fiji are swimwear labels for the juniors market, while Leilani is our contemporary swimwear label.

•	Hawk—Tony Hawk, the world-famous skateboarder, is the inspiration for our Hawk brand. Our Hawk product line targets boys and young men who identify with the skateboarding lifestyle and recognize Tony Hawk from his broad media and video game exposure.

•	Gotcha—Gotcha is one of our European labels and is designed to address European street fashion for young men.
Cleveland Golf
For over 25 years, Cleveland Golf has produced high performance golf equipment including Cleveland Golf Launcher woods, CG irons and wedges. Cleveland Golf also produces putters under the Never Compromise brand. In fiscal 2005, these brands accounted for approximately 2% of our revenues. This percentage of revenues is expected to increase in fiscal 2006 and thereafter as Cleveland Golf will be included in our results for the full year.
Product Categories
The following table shows the approximate percentage of revenues attributable to each of our major product categories during the last three fiscal years:

	Percentage of Revenues
	2005	2004	2003
T-Shirts	18%	19%	20%
Accessories	12	14	14
Jackets, sweaters and technical outerwear.	11	12	12
Footwear	11	9	5
Wintersports equipment	9	2	1
Pants	8	10	11
Shirts	7	9	10
Swimwear, excluding boardshorts	6	7	8
Fleece	4	5	6
Shorts	4	5	6
Boardshorts	4	4	4
Tops and dresses	4	4	3
Golf clubs	2	—	—

	100%	100%	100%

Although our products are generally available throughout the year, demand for different categories of product changes in the different seasons of the year. Sales of shorts, short-sleeve shirts, t-shirts swimwear and golf clubs are higher during the spring and summer seasons, and sales of pants, long-sleeve shirts, fleece, jackets, sweaters, wintersports equipment and technical outerwear are higher during the fall and holiday seasons.

We believe that the U.S. retail prices for our apparel products range from approximately $22 for a t-shirt and $44 for a typical short to a range of $170 to $385 for a snowboard jacket. For European products, retail prices range from approximately $40 for a t-shirt and about $65 for a typical short to $180 for a basic snowboard jacket. Asia/Pacific t-shirts sell for approximately $34, while shorts sell for approximately $61, and a basic snowboard jacket sells for approximately $260. Retail prices for a typical skate shoe range from approximately $65 in the U.S. to approximately $92 in Europe. The average retail price for a pair of alpine skis is approximately $250 in the U.S. and Europe.
Product Design
Our apparel, footwear and related accessories are designed for young-minded people who live a casual lifestyle. Innovative design, active fabrics and quality of workmanship are emphasized. Our design and merchandising teams create seasonal product ranges for each of our brands. These design groups constantly monitor local and global fashion trends. We believe our most valuable input comes from our own managers, employees, sponsored athletes and independent sales representatives who are actively involved in surfing, skateboarding, skiing, snowboarding and other sports in our core market. This connection with our core market continues to be the inspiration for our products and is key to our reputation for distinct and authentic design. Our design centers in California, Europe, Australia and Japan develop and share designs and merchandising themes and concepts that are globally consistent while reflecting local adaptations for differences in geography, culture and taste.
Rossignol has been successful over its history in developing technical enhancements in both ski and golf equipment. We will continue research and development efforts for our wintersports and golf businesses enabling us to design and launch new products in response to changing demands and market expectations. We intend to continue to rely on the strong culture of technical expertise in the development of our products at our own facilities and at sub-contractor facilities.
Promotion and Advertising
The strength of our brands is based on many years of grassroots efforts that have established their legitimacy. We have always sponsored athletes that use our products in their outdoor sports, such as surfing, skiing, snowboarding, skateboarding, windsurfing and golf, and have sponsored events that showcase these sports. Our technical excellence and the innovation of our products are validated when professional athletes compete with our equipment and succeed at a world-class level. Over time, our brands have become closely identified not only with the underlying sports they represent, but also with the way of life that is associated with those who are active in such sports. Accordingly, our advertising efforts are focused on promoting the sports and related lifestyle rather than advertising a specific product. As our sports and lifestyle have grown in popularity, not only in the United States but also internationally, the visibility of our brands has increased.
We have relationships with athletes worldwide. These include such well-known personalities as Kelly Slater, Lisa Andersen, Tom Carroll, Sofia Mulanovich, Tony Hawk, Danny Way, Bastien Salabanzi, Robbie Naish, Dave Mirra, Ricky Carmichael, Ernie Els, David Toms and Vijay Singh. Our relationships with athletes in the snow category include Alberto Tomba, Manu Gaidet, Raphaĕl Poirée, Liv-Grete Poirée, Todd Richards and Travis Rice. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor many amateurs and up-and-coming professionals. We believe that these athletes legitimize the performance of our products, form the basis for our advertising and promotional content, maintain a real connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.
The events and promotions that we sponsor include world class boardriding events, such as Quiksilver’s Eddie Aikau Big Wave Invitational, which we believe is the most prestigious event among surfers, and the Roxy Pro, which we believe is the most visible women’s surf event of the pro season. We also sponsor many events in Europe, including the Slopestyle Pro snowboarding event and the Bowlriders skateboarding event, and our DC and Quiksilver athletes participate regularly in the Summer and Winter X-Games. The international acclaim resulting from the long history of success of world renowned athletes using Rossignol skis, from the downhill gold medal in the 1960 Winter Olympics through the 32 victories in the 2005 Ski World Cup, has provided Rossignol with significant worldwide exposure. Our wintersports brands continue to benefit from the publicity generated as sponsored athletes compete in the Ski World

Cup, Winter Olympics, Freeride World Cup and Winter X-Games. In addition, we sponsor many regional and local events, such as surf camps and ski racing camps for beginners and enthusiasts, that reinforce the reputations of our brands as authentic among athletes and non-athletes alike.
Our brand messages are communicated through advertising, editorial content and other programming in both core and mainstream media. Coverage of our sports, athletes and related lifestyle form the basis of content for core magazines, such as Surfer, Surfing, Snowboard Canada, Transworld Skateboarding, Golf Digest, Powder, Skieur and Freeride. Through our Quiksilver Entertainment division, we are bringing our lifestyle message to an even broader audience through television, films, books and co-sponsored events and products. Recent projects included an action-sports news program, Surf Girls on MTV and the Riding Giants feature-length documentary film about big-wave surfing. Union, an industry-wide action sports and wintersports video distribution business, is expected to be launched in a video-on-demand format in 2006.
Customers and Sales
We sell our products in 92 countries around the world. We believe that the integrity and success of our brands is dependent in part upon our careful selection of the retailers to whom we sell our products. Therefore, we maintain a strict and controlled distribution channel to uphold and grow the value of our brands.
The foundation of our business is the distribution of our products through surf shops, ski shops, skateboard shops, snowboard shops, golf pro shops and our proprietary Boardriders Clubs shops where the environment communicates our brand messages and the sale of equipment is supported with technical knowledge and experience. This core distribution channel serves as a base of legitimacy and long-term loyalty to us and our brands. Most of these stores stand alone or are part of small chains.
Our products are also distributed through independent specialty or active lifestyle stores and specialty chains. This category includes chains in the United States such as Pacific Sunwear, Nordstrom, Zumiez, Chicks Sporting Goods and Journeys, as well as many independent active lifestyle stores and sports shops in the United States and around the world. A limited amount of our apparel, footwear and accessories products are distributed through select department stores, including Macy’s, Dillards and Bloomingdales in the U.S.; Le Printemps and Galeries Lafayette in France; and Corte Ingles in Spain.
Many of our brands are sold through the same retail accounts; however, distribution can be different depending on the brand and demographic group. Our Quiksilver products are sold in the Americas to customers that have approximately 7,800 store locations combined. Likewise, Roxy products are sold in the Americas to customers with approximately 8,900 store locations. Most of these Roxy locations also carry Quiksilver product. In the Americas, DC products are carried in approximately 5,600 stores. Our swimwear brands (Raisins, Leilani and Radio Fiji) are found in approximately 10,300 stores, including many small, specialty swim locations, while our wintersports equipment (Rossignol, Dynastar, Look, Lange, Kerma, Lib Technologies, Bent Metal and Gnu) is found in approximately 3,300 stores, including primarily ski and snowboard shops in the U.S. and Canada. Our golf brands (Cleveland Golf and Never Compromise) are carried in approximately 5,800 stores in the U.S. Our apparel, footwear and accessories are found in approximately 6,900 store locations in Europe, and in approximately 3,400 store locations in Asia/Pacific, and in both cases primarily include Quiksilver and Roxy. Our wintersports equipment is found in approximately 7,600 store locations in Europe.
Our European segment accounted for approximately 40% and 39% of our consolidated revenues during fiscal 2005 and 2004, respectively. Our Asia/Pacific segment accounted for approximately 12% of our consolidated revenues in fiscal 2005 and 2004, respectively. Other fiscal 2005 foreign sales are in the Americas (Canada, Central and South America) and were approximately 6% of consolidated revenues.
The following table summarizes the approximate percentages of our fiscal 2005 revenues by distribution channel:

	Percentage of Revenues
Distribution Channel	Americas	Europe	Asia/Pacific	Consolidated
Core market shops	26%	37%	81%	37%
Specialty stores	49	41	5	41
Department stores	15	5	10	10
U.S. exports	10	—	—	5
Distributors	—	17	4	7

Total	100%	100%	100%	100%

Geographic segment	48%	40%	12%	100%

Our revenues are spread over a large wholesale customer base. During fiscal 2005, approximately 17% of our consolidated revenues were from our ten largest customers, and our largest customer accounted for approximately 4% of such revenues.
Our products are sold by approximately 570 independent sales representatives in the Americas, Europe and Asia/Pacific. In addition, we use approximately 180 local distributors in Europe, which include approximately 120 Rossignol distributors. Our other international businesses use approximately 20 distributors, primarily in Asia/Pacific and South America. Our sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators in the United States who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our image at the retail level.
Our sales are globally diversified. The following table summarizes the approximate percentages of our fiscal 2005 revenues by geographic region (excluding licensees):

	Percentage of Revenues
Geographic Region	2005	2004	2003
United States	42%	44%	45%
Other Americas	6	5	5
France	15	15	16
United Kingdom and Spain	12	14	15
Other European countries	13	10	9
Asia/Pacific	12	12	10

Total	100%	100%	100%

We generally sell our apparel, footwear and related accessories to customers on a net-30 to net-60 day basis in the Americas, and in Europe and Asia/Pacific on a net-30 to net-90 day basis depending on the country and whether we sell directly to retailers in the country or to a distributor. Some customers are on C.O.D. terms. For our wintersports and golf businesses, our sales terms vary by country, distribution channel and customer. We generally sell our wintersports and golf equipment on net-90 or greater terms. These terms are consistent with terms typically offered in the wintersports and golf markets. We also carry more inventory than we have in the past at certain times in the year as a result of our Rossignol acquisition. The additional inventory that we carry to meet our customers’ needs, coupled with these longer payment terms in our newly acquired wintersports and golf businesses will increase our working capital needs. We generally do not reimburse our customers for marketing expenses, participate in markdown programs with our customers, or offer goods on consignment.
For additional information regarding our revenues, operating profits and identifiable assets attributable to our geographic segments, see Note 15 of our consolidated financial statements.
Retail Concepts
Quiksilver concept stores (Boardriders Clubs) are an important part of our global retail strategy. These stores are stocked primarily with Quiksilver and Roxy product, and their proprietary design demonstrates our history, authenticity and commitment to surfing and other boardriding sports. We also have Roxy stores, which are dedicated to the juniors customer, Quiksilver Youth stores, Hawk stores, Gotcha stores in Europe, Andaska shops in Europe that carry multiple brands in the outdoor market including our new Rossignol brands, and other multibrand stores in Europe. In various territories, we also operate Quiksilver and Roxy shops that are part of larger department stores. These shops, which are typically smaller than a stand-alone shop but have many of the same operational characteristics, are included below in the company-owned stores category.
We own 212 stores in selected markets that provide enhanced brand-building opportunities. In territories where we operated our wholesale businesses during fiscal 2005, we had 178 stores with independent retailers under license. We do not receive royalty income from these licensed stores. Rather, we provide the independent retailer with our retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain our brands at a minimum of 80% of the store’s inventory. Certain minimum purchase obligations are also required. Furthermore, in our licensed and joint venture territories, such as China, Turkey and South Africa, our licensees operate 67 Boardriders Clubs. We receive royalty income from sales in these stores based on the licensees’ wholesale revenues. We also distribute our products through outlet stores generally located in outlet malls in geographically diverse, non-urban locations. The total number of stores open at October 31, 2005 was 457. The unit count of both company-owned and licensed stores at October 31, 2005, excluding stores in licensed territories, is summarized in the following table:

	Number of Stores
	Americas		Europe		Asia/Pacific		Combined
	Company		Company		Company		Company
Store Concept	Owned	Licensed	Owned	Licensed	Owned	Licensed	Owned	Licensed
Boardriders Clubs	33	11	65	128	16	19	114	158
Roxy stores	3	1	18	7	8	3	29	11
Outlet stores	31	4	15	—	14	1	60	5
Other stores	3	2	6	2	—	—	9	4

	70	18	104	137	38	23	212	178

Seasonality
Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of our products, and due to the effect that the Christmas and holiday season has on the buying habits of our customers. The acquisition of Rossignol in July 2005 significantly increased our revenues during the fourth quarter of fiscal 2005, and in general, is expected to significantly increase our revenues in the winter season.

	Consolidated Revenues
Dollar amounts in thousands	2005		2004		2003
Quarter ended January 31	$342,860	19%	$256,142	20%	$192,080	20%
Quarter ended April 30	426,853	24	322,579	25	262,210	27
Quarter ended July 31	373,751	21	337,930	27	251,498	26
Quarter ended October 31	637,405	36	350,288	28	269,217	27

	$1,780,869	100%	$1,266,939	100%	$975,005	100%

Production and Raw Materials
Our apparel, footwear and accessories are generally sourced separately for our Americas, Europe and Asia/Pacific operations. We own a sourcing office in Hong Kong that manages the majority of production for our Asia/Pacific business and some of our Americas and European production. We believe that as we expand the Hong Kong sourcing operations, more products can be sourced together and additional efficiencies can be obtained. Approximately 87% of our apparel, footwear and accessories are purchased or imported as finished goods from suppliers principally in Hong Kong, China and the far east, but also in Mexico, India, North Africa, Portugal and other foreign countries. After being imported, many of these products require embellishment such as screenprinting, dyeing, washing or embroidery. In the Americas, the remaining 13% of our production is manufactured by independent contractors from raw materials we provide with a substantial majority of this manufacturing done in the U.S. and the balance in Mexico.

Our wintersports and golf equipment is sourced globally for our Americas, Europe and Asia/Pacific operations. Production of alpine skis, cross-country skis and snowboards is shared primarily between France and Spain, with some production in the United States. Alpine bindings are also produced in France with the support of a network of approved subcontractors. Ski boots and ski poles are manufactured primarily in Italy, with certain boot components provided by subcontractors in eastern European countries, primarily Romania. Our golf equipment is manufactured by subcontractors in Asia with some assembly activities occuring in the United States. For fiscal 2005, approximately 46% of our wintersports and golf equipment manufacturing was subcontracted. In connection with our acquisition of Rossignol, we are currently evaluating production realignment strategies for our wintersports equipment business.
The majority of our apparel, footwear and accessories finished goods, as well as raw materials for apparel, accessories, wintersports and golf equipment must be committed to and purchased prior to the receipt of customer orders. If we overestimate the demand for a particular product, excess production can generally be distributed in our outlet stores or through secondary distribution channels. If we overestimate a particular raw material, it can generally be used in garments for subsequent seasons or in garments for distribution through our outlet stores or secondary distribution channels. If we overestimate a particular raw material for our wintersports equipment production, it also can be used in subsequent seasons.
All products are manufactured based upon design specifications that we provide, whether they are purchased or imported as finished goods or produced from raw materials that we provide.
During fiscal 2005, no single contractor of finished goods accounted for more than 8% of our consolidated production. No single raw material supplier accounted for more than 7% of our expenditures for raw materials during fiscal 2005. We believe that numerous qualified contractors, finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these contractors and suppliers.
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
Imports and Import Restrictions
We have for some time imported finished goods and raw materials for our domestic operations under multilateral and bilateral trade agreements between the U.S. and a number of foreign countries, including Hong Kong, India, China and Japan. These agreements impose quotas on the amount and type of textile and apparel products that are imported into the U.S. from the affected countries. We do not anticipate that these restrictions will adversely affect our operations since we would be able to meet our needs domestically or from other countries not affected by the restrictions.
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
We retain independent buying agents, primarily in China, Hong Kong, India and other foreign countries to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, blanks and other products. These agents also monitor quota and other trade regulations and perform some quality control functions. We also have approximately 140 employees in Hong Kong that are involved in sourcing and quality control functions to assist in monitoring and coordinating our overseas production.

By having employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with our standards of manufacturing practices. Our policies require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the manufacture of products.
Trademarks and Licensing Agreements
Trademarks
We own the “Quiksilver", “Roxy” and famous mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “Raisins", “Radio Fiji”, “Leilani”, “Quiksilveredition”, “Hawk”, “Fidra”, “Lib Tech”, “Gnu” and “Bent Metal”, "DCSHOECOUSA”, the “DC Star” logo and other trademarks. With the acquisition of Rossignol in 2005, we acquired the “Rossignol", “Dynastar", “Lange", “Look", “Kerma", “Cleveland Golf” and “Never Compromise” trademarks in countries around the world.
We apply for and register our trademarks throughout the world mainly for use on apparel, footwear and related accessories and for retail services. Our newly acquired Rossignol trademarks have been registered for use on wintersports and golf equipment, apparel and related accessories. We believe our trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Because of the success of our trademarks, we are required to maintain global anti-counterfeiting programs to protect our brands.
Licensing Agreements
We own the international rights to use the Quiksilver and Roxy trademarks in substantially all apparel and related accessory product classifications and directly operate all of the global Quiksilver and Roxy businesses with the exception of licensees in Turkey, South Africa, South Korea, Argentina and Mauritius among others.
We have a license agreement with Gotcha International, LP, which provides that we can sell products primarily in Western Europe under the Gotcha trademark. We have entered into licensing agreements in certain foreign territories with respect to several other of our non-Quiksilver and Roxy brands where we believe operating efficiencies and brand protection may best be achieved through licensees.
In April 2005, we licensed our Hawk brand in the United States to Kohl’s Stores, Inc., a department store chain with over 700 stores. Under Kohl’s’ license agreement, beginning in 2006, Kohl’s will have the exclusive right to manufacture and sell Hawk branded apparel and related products in its U.S. stores and through its website. We will receive royalties from Kohl’s based upon sales of Hawk branded products. Under the license agreement, we will be responsible for product design and Kohl’s will manage sourcing, distribution, marketing and all other functions relating to the Hawk brand. The license agreement has a term of five years, with three five-year extensions at Kohl’s’ option. We will continue to manufacture and sell Hawk branded products outside of the United States, but, we plan to transform our existing Hawk retail stores into Boardriders Clubs in fiscal 2006.
Competition
Competition is strong in the global beachwear, skateboard shoe, casual sportswear and wintersports markets in which we operate, and each territory can have different competitors. Our direct competitors in the United States differ depending on distribution channel. Our principal competitors in our core channel of surf shops and Boardriders Clubs in the United States include Billabong International Pty Ltd, Volcom, Inc., O’Neill, Inc. and Hurley International LLC. Our competitors in the department store and specialty store channels in the United States include Tommy Hilfiger Corporation, Abercrombie & Fitch Co., Nautica Apparel, Inc. and Calvin Klein, Inc. Our principal competitors in the skateboard shoe market are Sole Technology, Inc. and DVS Shoe Company. In Europe, our principal competitors in the core channel include O’Neill, Inc., Billabong International Pty Ltd., Rip Curl International Pty Ltd., Oxbow S.A. and Chimsee. In Australia, our primary competitors are Billabong International Pty Ltd. and Rip Curl International Pty Ltd. In broader European distribution, and in Asia/Pacific, our competitors also include brands such as Nike Inc., Adidas AG and Levi Strauss & Co. Competition is strong in the wintersports market. Our principal competitors both in the United States and Europe in the wintersports market include Amer Sports Corporation (Atomic, Salomon), K2 Inc., Tecnica Group, Head N.V. and Burton Snowboards

North America. Our principal competitors in the golf market include Callaway Golf Company, Fortune Brand, Inc. (Titleist & Cobra), Taylor Made Golf Company, Inc. and Karsten Manufacturing Corporation (Ping). Some of our competitors may be significantly larger and have substantially greater resources than us.
We compete primarily on the basis of successful brand management and product design and quality born out of our ability to:
•	maintain our reputation for authenticity in the core boardriding and outdoor sports lifestyle demographics;

•	continue to develop and respond to global fashion and lifestyle trends in our core markets;

•	create innovative, high quality and stylish product at appropriate price points;

•	continue to develop leading technologies in ski and golf equipment; and

•	convey our outdoor sports lifestyle messages to consumers worldwide.
Future Season Orders
At the end of November 2005, our backlog totaled $556 million compared to $516 million the year before. Our backlog depends upon a number of factors and fluctuates based on the timing of trade shows and sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates and market conditions. The timing of shipments also fluctuates from year to year based on the production of goods and the ability to distribute our products in a timely manner. As a consequence, a comparison of backlog from season to season is not necessarily meaningful and may not be indicative of eventual shipments.
Employees
At October 31, 2005, we had approximately 7,875 employees, consisting of approximately 3,375 in the United States and Canada, approximately 3,520 in Europe and approximately 980 in Asia/Pacific. None of our domestic employees are represented by trade unions, and approximately 75 of our foreign employees are represented by trade unions. Certain French employees are represented by workers councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers councils to be good.
Environmental Matters
Some of our facilities and operations are subject to various federal, state and local environmental laws and regulations which govern, among other things, the use and storage of hazardous materials, the storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, water and land, and the cleanup of contamination. Some of our manufacturing operations involve the use of, among other things, inks, plastics, solvents and wood, and produce related byproducts and wastes. We have acquired businesses and properties in the past, and may do so again in the future. In the event we or our predecessors fail or have failed to comply with environmental laws, or cause or have caused a release of hazardous substances or other environmental damage, whether at our sites or elsewhere, we could incur fines, penalties or other liabilities arising out of such noncompliance, releases or environmental damage. Compliance with and liabilities under environmental laws and regulations did not have a significant impact on our capital expenditures, earnings or competitive position during the last three fiscal years.
Available Information
We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-DEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically.
Our primary website is http://www.quiksilver.com. We make available free of charge, on or through this website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. In addition, copies of the written charters for the committees of our board of directors, our Corporate Governance Guidelines, our Code of Ethics for Senior Financial Officers and our Code of Business Conduct and Ethics are also available on this website, and can be found under the Investor Relations and Corporate Governance links. Copies are also available in print, free of charge, by writing to Investor Relations, Quiksilver, Inc., 15202 Graham Street, Huntington Beach, California 92649. We may post amendments or waivers of our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our website. This website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.
Forward-Looking Statements
Various statements in this Form 10-K, or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate”, “estimate”, “expect”, “seek”, “plan”, “may”, “project”, “we believe”, “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under Item 1A. “Risk Factors”. Forward-looking statements include statements regarding, among other items:
•	our ability to fully realize the benefits we anticipate from our acquisition of Rossignol;

•	the impact of our substantial leverage on our ability to generate cash flows or obtain financing to fund our anticipated growth strategies and the cost of such financing;

•	our plans to expand internationally;

•	our intention to introduce new products and enter into new joint ventures;

•	our plans to open new retail stores;

•	payments due on contractual commitments;

•	future expenditures for capital projects;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to remain compliant with our debt covenants;

•	integration of acquired businesses and future acquisitions;

•	general economic and business conditions;

•	foreign exchange rate fluctuations; and

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the risks described in Item 1A. “Risk Factors”, and other factors including, among others, changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors, changes in the economy, and other events leading to a reduction in discretionary consumer spending. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will, in fact, transpire.

Item 1A. RISK FACTORS
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock or our senior notes could decline. You should consider the following risks before deciding to invest in our common stock or senior notes.
Many factors may cause our net revenues, operating results and cash flows to fluctuate and possibly decline which may result in declines in our stock price.
Our net revenues, operating results and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors may include, but may not be limited to, the following:
•	fluctuations in market demand for our products;

•	increased competition and pricing pressures;

•	our ability to anticipate changing customer demands and preferences;

•	our failure to efficiently manage our inventory levels;

•	our inability to manage and maintain our debt obligations;

•	seasonality in our business;

•	maintaining our existing, or entry into new, sponsorships with our professional athletes;

•	changes in our, and our competitors’, business strategy or pricing;

•	the timing of certain general and administrative expenses;

•	completing acquisitions and the costs of integrating acquired operations;

•	international currency fluctuations, operating challenges and trade regulations; and

•	expenses related to the issuance of stock options to our employees.
One or more of the foregoing factors may cause our operating expenses to be unexpectedly high or result in a decrease in our revenue during any given period. If these or any other variables or unknowns were to cause a shortfall in revenues or earnings, an increase in our operating costs or otherwise cause a failure to meet public market expectations, our stock price may decline and our business could be adversely affected.
The apparel, sporting goods and footwear industries are each highly competitive, and if we fail to compete effectively, we could lose our market position.
The apparel, sporting goods and footwear industries are each highly competitive. We compete against a number of domestic and international designers, manufacturers, retailers and distributors of apparel, sporting goods and footwear, some of whom are significantly larger and have significantly greater financial resources than we do. In order to compete effectively, we must (1) maintain the image of our brands and our reputation for authenticity in our core boardriding and outdoor sports markets; (2) be flexible and innovative in responding to rapidly changing market demands on the basis of brand image, style, performance and quality; and (3) offer consumers a wide variety of high quality products at competitive prices.
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
As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our results of operations.
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
Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.
We are highly leveraged. Our high degree of leverage may have important consequences to you, including the following:
•	we may have difficulty satisfying our obligations under our senior notes or other indebtedness and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be more vulnerable to the impact of economic downturns and adverse developments in our business; and

•	we may be placed at a competitive disadvantage against any less leveraged competitors.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our senior notes.
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
We have obtained some U.S. and foreign trademark, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these or other registrations. A failure to obtain trademark, patents or service mark registrations in the United States and in other countries could limit our ability to protect our trademarks, patents and service marks and impede our marketing efforts in those jurisdictions. The loss of such trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot assure you that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademark or other proprietary rights.
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
A key element of our marketing strategy has been to obtain endorsements from prominent athletes, which contributes to the authenticity and image of our brands. We believe that this strategy has been an effective means of gaining brand exposure worldwide and creating broad appeal for our products. We cannot assure you that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes to endorse our products. Larger companies with greater access to capital for athlete sponsorships may in the future increase the cost of sponsorships for these athletes to levels we may choose not to match. If this were to occur, our sponsored athletes may terminate their relationships with us and endorse the products of our competitors and we may be unable to obtain endorsements from other comparable athletes.
We also are subject to risks related to the selection of athletes whom we choose to endorse our products. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be effective. In either case, our inability to obtain endorsements from professional athletes could adversely affect our ability to market and sell our products, resulting in loss of revenues and a loss of profitability.
We could be negatively impacted if we fail to successfully integrate the businesses we acquire.
We have acquired businesses that we believe could enhance our business opportunities and our growth prospects. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:
•	distracting management from our business operations;

•	losing key personnel and other employees;

•	costs, delays, and inefficiencies associated with integrating acquired operations and personnel;

•	the impairment of acquired assets and goodwill; and

•	acquiring the contingent and other liabilities of the businesses we acquire.
In addition, acquired businesses may not provide us with increased business opportunities, or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming, and expensive process. Combining acquired operations with us may result in lower overall operating margins, greater stock price volatility, and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties, and other factors associated with such acquisitions may also result in the loss of employees. Failing to acquire and successfully integrate complementary practices, or failing to achieve the business synergies or other anticipated benefits, could materially adversely affect our business and results of operations.
For example, in July 2005 we acquired Rossignol, and we expect that the acquisition of Rossignol will result in certain synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. In addition, integrating operations will require significant efforts and expenses. Personnel may leave or be terminated because of the acquisition and our management time and attention may be diverted from their other responsibilities. If these or other factors limit our ability to successfully integrate the operations of Rossignol on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition, may not be achieved. In addition, if the growth and operating strategies of Rossignol are not effective, it could have a material adverse effect on our business, financial condition and results of operations.
As a result of our acquisition of Rossignol, we face greater challenges in managing several brands.
While we believe that we have significant experience in managing our apparel and footwear brands and their respective channels of distribution, with our acquisition of Rossignol, we have further penetrated the wintersports and golf markets. If we are unable to effectively manage our multiple product lines in multiple markets, our profitability may be reduced and our image and reputation could be harmed.
Employment related matters, such as unionization, may affect our profitability.
As of October 31, 2005, less than 75 of our employees were unionized, all outside of the United States and certain French employees are represented by workers councils. We have little control over the union activities in these areas and could face difficulties in the future. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our unionized employees, non-unionized employees or employees represented by workers councils or that we will be able to renew the collective bargaining agreements on similar or more favorable terms.
We may be subject to restrictions due to our minority interest in Cleveland Golf.
We directly or indirectly own approximately 64% of the outstanding capital stock of Roger Cleveland Golf Company, Inc., with the remaining approximately 36% held by minority shareholders. As a result, conflicts of interest may develop between us and the minority shareholders of Cleveland Golf, and we may need to devote significant management attention to dealing with the minority shareholders. In addition, we owe fiduciary duties to such minority shareholders which may restrict our control of Cleveland Golf and impede our ability to transfer cash and assets to and from Cleveland Golf or to realize the full benefits of capital that we provide to Cleveland Golf. Although we have entered into a shareholders agreement with these minority shareholders which addresses some of these concerns, no assurances can be given that the minority interest in Cleveland Golf will not cause conflicts in the future.
Cyclical trends in apparel, sporting goods and footwear retailing could have a material adverse effect on our results of operations.
The apparel, sporting goods and footwear industries historically have been subject to substantial cyclical variations. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and could be subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel, footwear and sporting goods may decline. In addition, a general reduction in consumer discretionary spending due to a recession in the domestic and/or international economies or uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.
The demand for our products is seasonal and sales are dependent upon the weather.
Our revenues and operating results are subject to seasonal trends when measured on a quarterly basis. For example, sales of apparel products are typically lower during our first fiscal quarter when compared with our other fiscal quarters, while Rossignol’s sales have historically been higher between August and December at the peak of it’s winter equipment shipping activities. These trends are dependent on many factors, including the holiday seasons, weather, consumer demand, markets in which we operate and numerous other factors beyond our control. The seasonality of our business, unseasonable weather during our peak selling periods and/or misjudgment in consumer demands could have a material adverse effect on our financial condition and results of operations.
Factors affecting international commerce and our international operations may seriously harm our financial condition.
We generate a majority of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our revenues. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, including:
•	recessions in foreign economies;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	social, political and economic instability;

•	unexpected changes in regulatory requirements;

•	our ability to finance foreign operations;

•	tariffs and other trade barriers; and

•	U.S. government licensing requirements for exports.
The occurrence or consequences of any of these risks may restrict our ability to operate in the affected regions and decrease the profitability of our international operations, which may seriously harm our financial condition.
If the popularity of the sports associated with our brands were to decrease, our revenues could be adversely affected and our results of operations could be impaired.
We generate a significant portion of our revenues from the sale of products directly associated with boardriding, wintersports and golf. The demand for such products is directly related to the popularity of boardriding activities, wintersports and golf and the number of respective participants worldwide. If the demand for boardriding, wintersports and/or golf equipment and accessories decreases, our revenues could be adversely affected and our results of operations could be impaired. In addition, if participation in boardriding activities, wintersports and/or golf were to decrease, sales of many of our products could decrease.
Our industry is subject to pricing pressures that may adversely impact our financial performance.
We manufacture many of our products offshore because such products generally cost less to make, primarily because labor costs are lower. Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if:
•	we are forced to reduce our prices and we cannot reduce our production costs; or

•	our production costs increase and we cannot increase our prices.
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
Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition and results of operations. We currently import raw materials and/or finished garments into the majority of countries in which we sell our apparel products. Substantially all of our import operations are subject to:
•	quotas imposed by bilateral textile agreements between the countries where our apparel-producing facilities are located and foreign countries; and

•	customs duties imposed by the governments where our apparel-producing facilities are located on imported products, including raw materials.
In addition, the countries in which our apparel products are manufactured or to which they are imported may from time to time impose additional new quotas, duties, tariffs, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports, or otherwise adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure you that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on third-party manufacturers and problems with, or loss of, our suppliers or raw materials could harm our business and results of operations.
Substantially all of our apparel products are produced by independent manufacturers. We face the risk that these third-party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages for certain products and harm our business.
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
In addition, substantially all of the raw materials for our wintersports equipment are sold to us by unaffiliated suppliers located primarily in Europe and Asia. We have no exclusive or significant long-term contracts with these suppliers and we compete with other companies for such suppliers’ output. Although we believe that we have established solid relationships with such suppliers, the inability to maintain such relationships or to find additional sources to cover future growth could have a material adverse effect on our business.
Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs.
Some of our facilities and operations are subject to various environmental laws and regulations which govern, among other things, the use and storage of hazardous materials, the storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, water and land, and the cleanup of contamination. Violations of these requirements could result in significant fines or penalties being imposed on us. Discovery of contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities. Any such costs or liabilities could have a material adverse effect on our business and results of operation.
Item 1B. UNRESOLVED STAFF COMMENTS
None
Item 2. PROPERTIES
As of October 31, 2005, our principal facilities in excess of 40,000 rentable square feet, all of which are leased, are as follows:

		Approximate	Current Lease
Location	Principal Use	Sq. Ft.	Expiration
Huntington Beach, California	Corporate headquarters	120,000	2023	*
St Etienne de Crossey, France	Wintersports manufacturing	200,000	2007
Verrayes, Italy	Wintersports manufacturing	75,000	2016	*
Huntington Beach, California	Americas distribution center	225,000	2018	*
Huntington Beach, California	Americas distribution center	110,000	2018	*
Huntington Beach, California	Americas distribution center	100,000	2018	*
Huntington Beach, California	Americas distribution center	100,000	2018	*
Huntington Beach, California	Americas distribution center	75,000	2019	*
Huntington Beach, California	Americas distribution center	129,000	2016
Vista, California	Americas distribution center	98,000	2006	*
Clearfield, Utah	Americas distribution center	48,000	2006
St. Jean de Luz, France	European headquarters	80,000	2011
St. Jean de Luz, France	European distribution center	100,000	2007
Hendaye, France	European distribution center	90,000	2008
Satolas, France	European distribution center	160,000	2016
Torquay, Australia	Asia/Pacific headquarters	54,000	2017	*
Geelong, Australia	Asia/Pacific distribution center	81,000	2018	*

*	Includes extension periods exercisable at our option.
As of October 31, 2005, we operated 70 retail stores in the Americas, 104 European retail stores, and 38 retail stores in Asia/Pacific on leased premises. The leases for our facilities required aggregate annual rentals of approximately $44.4 million in fiscal 2005. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. In December 2005, we entered into a new lease in Mira Loma, California, which will primarily be used as a distribution center. We are evaluating the future needs of certain other newly acquired facilities and we plan to consolidate our administrative headquarters for our wintersports equipment business in Isere, France.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted for a vote of our stockholders during the fourth quarter of the fiscal year ended October 31, 2005.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years, are set forth below.

	High	Low
Fiscal 2005
4th quarter ended October 31, 2005	$16.61	$10.68
3rd quarter ended July 31, 2005	16.79	14.31
2nd quarter ended April 30, 2005	17.80	13.03
1st quarter ended January 31, 2005	15.55	13.51
Fiscal 2004
4th quarter ended October 31, 2004	$13.85	$9.69
3rd quarter ended July 31, 2004	12.40	10.02
2nd quarter ended April 30, 2004	11.64	8.38
1st quarter ended January 31, 2004	9.15	7.45
Prices have been adjusted to reflect a 2-for-1 stock split effected in May 2005.
We have historically reinvested our earnings in our business and have never paid a cash dividend. No change in this practice is currently being considered. Our payment of cash dividends in the future will be determined by our Board of Directors, considering conditions existing at that time, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the indenture related to our senior notes and under our principal credit agreement with a bank group, we must obtain the note holders and bank group’s prior consent to pay dividends above a pre-determined amount.
On January 4, 2006, there were approximately 537 holders of record of our common stock and an estimated 25,133 beneficial stockholders.
Item 6. SELECTED FINANCIAL DATA
The statement of income and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2005 and 2004 and for each of the three years in the period ended October 31, 2005, included herein, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended October 31,
Amounts in thousands, except ratios and
per share data	2005(1)(2)(3)	2004(2)(3)	2003(3)	2002	2001
Statement of Income Data
Revenues, net	$1,780,869	$1,266,939	$975,005	$705,484	$620,621
Income before provision for income taxes	158,346	121,992	90,067	59,986	45,412
Net income	107,120	81,369	58,516	37,591	28,021
Net income per share(4).	0.90	0.71	0.54	0.40	0.31
Net income per share, assuming dilution(4)	0.86	0.68	0.52	0.38	0.29
Weighted average common shares	118,920	114,388	108,448	93,836	91,808
Weighted average common shares outstanding, assuming dilution(4)	124,335	119,288	113,270	97,888	96,196
Balance Sheet Data
Total assets	$2,158,601	$990,990	$707,970	$450,589	$418,738
Working capital	458,857	343,100	286,625	160,518	132,416
Lines of credit	220,113	10,801	20,951	32,498	66,228
Long-term debt	691,181	173,513	123,419	54,085	70,464
Stockholders’ equity	732,882	588,244	446,508	272,873	216,594
Other Data
EBITDA(5)	$222,160	$155,229	$119,519	$82,975	$70,162
Current ratio	1.7	2.6	3.0	2.2	1.8
Return on average stockholders’ equity(6)	16.2	15.7	16.3	15.4	14.2

(1)	Fiscal 2005 includes the operations of Rossignol since August 1, 2005. See Note 2 of our consolidated financial statements.

(2)	Fiscal 2005 and fiscal 2004 include the operations of DC since its acquisition effective May 1, 2004. See Note 2 of our consolidated financial statements.

(3)	Fiscal 2005, fiscal 2004 and fiscal 2003 include the operations of Asia/Pacific since its acquisition effective December 1, 2002. See Note 2 of our consolidated financial statements.

(4)	Per share amounts and shares outstanding have been adjusted to reflect two-for-one stock splits effected on May 11, 2005 and May 9, 2003.

(5)	EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions and the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization. We believe it is useful to investors for the same reasons. EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes or the effect of our expenditures for capital assets and certain intangible assets.

	Years Ended October 31,
	2005	2004	2003	2002	2001
Net income	$107,120	$81,369	$58,516	$37,591	$28,021
Income taxes	51,226	40,623	31,551	22,395	17,391
Interest	21,950	6,390	8,267	8,640	10,873
Depreciation and amortization	41,864	26,847	21,185	14,349	13,877

EBITDA	$222,160	$155,229	$119,519	$82,975	$70,162

(6)	Computed based on net income divided by the average of beginning and ending stockholders’ equity.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report and the “Risk Factors” information, set forth in Item 1A. above.
Overview
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offering expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men and we introduced our proprietary retail store concept, Boardriders Clubs, which displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In May 2004, we acquired DC Shoes to expand our presence in action sports-inspired footwear. Brand building has been a key to our growth, and we have always maintained our roots in the boardriding lifestyle. Today our products are sold throughout the world, primarily in surf shops, snow shops, skate shops and specialty stores.
In July 2005, we acquired Skis Rossignol, S.A., a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The acquisition was effective July 31, 2005 and we included the operations of Rossignol in our results beginning on August 1, 2005. In July 2005, we issued $400 million in senior notes that bear a coupon interest rate of 6.875% and are due April 15, 2015. These senior notes were used to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness.
Over the past 35 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. With our acquisition of Rossignol, we have added a collection of leading ski equipment brands to our company that we believe will be the foundation for a full range of technical ski apparel, sportswear and accessories. Also, as part of our acquisition of Rossignol, we acquired a majority interest in Roger Cleveland Golf Company, Inc., a leading producer of wedges and golf clubs in the United States.
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
Our acquisition of Rossignol is expected to have a significant impact on our financial results. Our revenues and expenses are expected to increase substantially. However, our overall profit margins are expected to be negatively impacted because Rossignol has historically generated lower profit margins than we have, and this trend is expected to continue in the foreseeable future. In addition, Rossignol’s business has historically been seasonal, with revenues and operating profits generally higher in August through December, which will affect our consolidated quarterly results. Further, as discussed under “Financial Position, Capital Resources and Liquidity” below, we will be substantially more leveraged as a result of debt incurred in connection with the acquisition, and we will have an increased amount of capital committed to manufacturing functions.
Over the last five years, our revenues have grown from $621 million in fiscal 2001 to $1.8 billion in fiscal 2005. We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, wintersports and golf equipment, footwear, accessories and related products. We operate in three geographic segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees. Revenues by segment are as follows:

	Years Ended October 31,
In thousands	2005	2004	2003	2002	2001
Americas	$843,677	$616,818	$492,442	$418,008	$391,575
Europe	712,310	496,276	386,226	282,684	223,877
Asia/Pacific	220,941	148,733	94,187	—	—
Corporate operations	3,941	5,112	2,150	4,792	5,169

Total revenues, net.	$1,780,869	$1,266,939	$975,005	$705,484	$620,621

We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. If we are unable to remain competitive and maintain our consumer loyalty, our business will be negatively affected. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, engineers, technicians, researchers, merchandisers, pattern makers, and contractors. Our team and the heritage and current strength of our brands has helped us remain competitive in our markets. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplace and competitive in the areas of quality, brand image, technical specifications, distribution methods, price, customer service, and intellectual property protection.
Results of Operations
The table below shows the components in our statements of income and other data as a percentage of revenues:

	Years Ended October 31,
	2005	2004	2003
Statement of Income Data
Revenues, net	100.0%	100.0%	100.0%
Gross profit	45.4	45.6	44.4
Selling, general and administrative expense	35.2	35.2	34.0

Operating income	10.2	10.4	10.4
Interest expense	1.2	0.5	0.9
Foreign currency, minority interest and other expense	0.1	0.3	0.3

Income before provision for income taxes	8.9%	9.6%	9.2%

Other data
EBITDA (1)	12.5%	12.3%	12.3%

(1)	For a definition of EBITDA and a reconciliation of Net Income to EBITDA, see footnote (5) to the table under Item 6. Selected Financial Data.

Fiscal 2005 Compared to Fiscal 2004
Revenues
Our total net revenues increased 41% in fiscal 2005 to $1,780.9 million from $1,266.9 million in fiscal 2004 primarily as a result of increased unit sales, new products and the Rossignol acquisition. Revenues in the Americas increased 37%, European revenues increased 44%, and Asia/Pacific revenues increased 49%. We completed the acquisition of Rossignol effective July 31, 2005, and Rossignol’s operations are included in our results since August 1, 2005. Rossignol operates in all three of our geographic segments, primarily producing wintersports and golf equipment, and accounted for approximately 17% of our consolidated revenue growth during fiscal 2005. We acquired DC Shoes, Inc. at the beginning of our third quarter in fiscal 2004, and the inclusion of DC for the full year of fiscal 2005 compared to just six months in fiscal 2004 accounted for approximately 6% of our consolidated revenue growth during fiscal 2005.
Net revenues in the Americas were approximately 48% of our consolidated total in fiscal 2005. Americas’ net revenues in our men’s category, which includes the Quiksilver Young Men’s, Boys, Toddlers, Quiksilveredition, DC, and Hawk brands, increased 27% to $394.0 million in fiscal 2005 from $310.8 million the year before. Americas’ revenues in our women’s category, which includes the Roxy, Roxy Girl, Teenie Wahine, DC, Raisins, Leilani and Radio Fiji brands, increased 19% to $352.9 million from $295.6 million for those same periods. Wintersports and golf equipment are sold under the Rossignol, Dynastar, Look, Lange, Kerma, Cleveland Golf, Never Compromise, Lib Technologies, Gnu, Bent Metal and Roxy brands and totaled $96.7 million in fiscal 2005 compared to $10.4 million in fiscal 2004. Men’s revenues in the Americas increased primarily from the DC division and to a lesser extent, the Quiksilver Young Men’s division. The women’s increase came primarily from the Roxy division and, to a lesser extent, the DC division. The increase in wintersports and golf equipment revenue was primarily due to the newly acquired Rossignol business. We believe that our product design and marketing efforts are resulting in increased consumer demand for products in our men’s and women’s categories in the Americas.
European net revenues were approximately 40% of our consolidated total in fiscal 2005. In U.S. dollars, revenues in the men’s category increased 18% to $428.9 million in fiscal 2005 from $364.7 million in the previous year. Women’s revenues increased 23% to $161.8 million from $131.6 million for those same periods. Our wintersports and golf equipment revenue was $121.7 million in fiscal 2005. The European men’s revenue increase came primarily from the Quiksilver Young Men’s division and, to a lesser extent, the DC division. The women’s revenue increase primarily reflects growth in the Roxy division. Our wintersports and golf equipment revenue was due to the newly acquired Rossignol business. For consolidated financial statement reporting, euro results must be translated into U.S. dollar amounts at average exchange rates, but this can distort performance when exchange rates change from year to year. To understand our European fiscal 2005 growth and better assess competitive performance, we believe it is important to look at revenues in euros as well, which is our functional currency in Europe. In euros, revenues grew 39% in fiscal 2005. This is lower than the 44% growth rate in U.S. dollars because the U.S. dollar was worth fewer euros on average in fiscal 2005 compared to fiscal 2004.
Asia/Pacific net revenues were approximately 12% of our consolidated total in fiscal 2005. In U.S. dollars, Asia/Pacific net revenues increased 49% to $220.9 million in fiscal 2005 from $148.7 million in the previous year. The increase came primarily from the Roxy division and, to a lesser extent, the Quiksilver and DC divisions. For consolidated financial statement reporting, Australian dollar results must be translated into U.S. dollar amounts at average exchange rates, but as with our European segment, this can distort performance when exchange rates change from year to year. In Australian dollars, revenues grew 41% in fiscal 2005. This is lower than the 49% growth rate in U.S. dollars because the U.S. dollar was worth fewer Australian dollars on average in fiscal 2005 compared to fiscal 2004.
Gross Profit
Our consolidated gross profit margin decreased 20 basis points to 45.4% in fiscal 2005 from 45.6% in the previous year. The gross profit margin in the Americas decreased to 39.7% from 40.8%, our European gross profit margin increased to 50.8% from 50.7%, and our Asia/Pacific gross profit margin increased to 49.7% from 49.2%. The decrease in the Americas’ gross profit margin was primarily due to lower margins on in-season business during the first six months of the current fiscal year in comparison to the prior year and, to a lesser extent, the impact of the newly acquired Rossignol business, which produced a lower gross margin than our other businesses during the last three months of fiscal 2005. These decreases were partially offset by generating a higher percentage of sales through company-owned retail stores. We earn higher gross margins on sales in company-owned stores, but these higher gross margins are generally offset by store operating costs. Our European gross profit margin increased due to lower production costs resulting from a stronger euro in relation to the U.S. dollar compared to the prior year and, to a lesser extent, a higher percentage of sales through company-owned retail stores, but these increases were substantially offset by the impact of the lower margins from the newly acquired Rossignol business. In Asia/Pacific, the gross profit margin increased primarily due to lower production costs resulting from a stronger Australian dollar in relation to the U.S. dollar compared to the prior year and, to a lesser extent, a higher percentage of sales through company-owned retail stores.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 41% in fiscal 2005 to $627.3 million from $446.2 million in fiscal 2004. In the Americas, these expenses increased 33% to $250.0 million from $187.5 million, in Europe it increased 45% to $258.9 million from $178.2 million, and in Asia/Pacific it increased 54% to $80.1 million from $52.0 million for those same periods. The increase among all three segments was primarily due to the newly acquired Rossignol business, additional company-owned retail stores, the inclusion of DC for the full year of fiscal 2005 compared to just six months of fiscal 2004, additional marketing and other expenses related to increased sales volume. As a percentage of revenues, selling general and administrative expense remained consistent at 35.2% of revenues for 2005 and 2004. The increase in selling, general and administrative expense as a percentage of revenues due to additional company-owned retail stores and increased marketing activities was offset by general leverage on growth.
Non-operating Expenses
Interest expense increased to $22.0 million in fiscal 2005 compared to $6.4 million in fiscal 2004 primarily as a result of debt incurred and assumed in connection with the acquisition of Rossignol.
We had a foreign currency gain of $0.1 million in fiscal 2005 compared to a foreign currency loss of $2.9 million in fiscal 2004. This gain resulted primarily from the foreign currency contracts that we used to mitigate the risk of translating the results of our international subsidiaries into U.S. dollars.
Our income tax rate decreased to 32.4% in fiscal 2005 from 33.3% in fiscal 2004. This improvement resulted primarily because a higher percentage of our fiscal 2005 profits were generated in countries with lower tax rates.
Net Income and EBITDA
Net income in fiscal 2005 increased 32% to $107.1 million, and earnings per share on a diluted basis increased 26% to $0.86. EBITDA increased 43% in fiscal 2005 to $222.2 million.
Fiscal 2004 Compared to Fiscal 2003
Revenues
Total net revenues increased 30% in fiscal 2004 to $1,266.9 million from $975.0 million in fiscal 2003 primarily as a result of increased unit sales, new products and the DC acquisition. Revenues in the Americas increased 25%, European revenues increased 28%, and Asia/Pacific revenues increased 58%. We completed the acquisition of DC Shoes, Inc. effective May 1, 2004, which marked the beginning of our third fiscal quarter. The DC division, which operates in all three of our business segments, accounted for approximately 9% of our consolidated revenue growth during the year ended October 31, 2004.
Americas’ revenues in our men’s category increased 20% to $310.8 million in fiscal 2004 from $258.8 million the year before. Americas’ revenues in our women’s category increased 32% to $295.6 million from $223.1 million for those same periods. Wintersports equipment was sold under the Lib Technologies, Gnu, Bent Metal and Roxy brands and totaled $10.4 and $10.5 million in fiscal 2004 and 2003, respectively. Men’s revenues in the Americas increased primarily from the DC division acquired in fiscal 2004, and to a lesser extent, the Quiksilver division. The women’s increase came primarily from the Roxy division and, to a lesser extent, the DC division.
European revenues were approximately 39% of our consolidated total in fiscal 2004. In U.S. dollars, revenues in the men’s category increased 24% to $364.7 million in fiscal 2004 from $293.1 million in the previous year. Women’s revenues increased 41% to $131.6 million from $93.1 million for those same periods. The European men’s revenue increase came primarily from the Quiksilver Young Men’s division and, to a lesser extent, the DC division. The women’s revenue increase primarily reflected growth in the Roxy division. Revenue growth was the largest in France, the United Kingdom, and Spain. In euros, revenues grew 16% in fiscal 2004. This is lower than the 28% growth rate in U.S. dollars because the U.S. dollar was worth fewer euros on average in fiscal 2004 compared to fiscal 2003.
Asia/Pacific revenues were approximately 12% of our consolidated total in fiscal 2004. In U.S. dollars, Asia/Pacific revenues increased 58% to $148.7 million in fiscal 2004 from $94.2 million in the previous year. The increase came primarily from the Roxy division and, to a lesser extent, the Quiksilver and DC divisions. In Australian dollars, revenues grew 38% in fiscal 2004. This is lower than the 58% growth rate in U.S. dollars because the U.S. dollar was worth fewer Australian dollars on average in fiscal 2004 compared to fiscal 2003.
Gross Profit
Our consolidated gross profit margin increased 120 basis points to 45.6% in fiscal 2004 from 44.4% in the previous year. The gross profit margin in the Americas increased to 40.8% from 40.1%, our European gross profit margin increased to 50.7% from 49.1%, and our Asia/Pacific gross profit margin increased to 49.2% from 46.9%. The gross margin in all areas increased as we generated a higher percentage of sales generated through company-owned retail stores. Additionally, in Europe and Asia/Pacific, the gross profit margin increased due to lower production costs resulting from a stronger euro and Australian dollar versus the U.S. dollar in comparison to the prior year.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 34% in fiscal 2004 to $446.2 million from $332.2 million in fiscal 2003. In the Americas, these expenses increased 24% to $187.5 million from $151.7 million, in Europe such expenses increased 40% to $178.2 million from $127.5 million, and in Asia/Pacific they increased 62% to $52.0 million from $32.0 million for those same periods. The increase among all three divisions was primarily due to additional company-owned retail stores, the addition of DC effective the beginning of our third fiscal quarter, additional marketing and other expenses related to increased sales volume. As a percentage of revenues, selling general and administrative expense increased to 35.2% in fiscal 2004 from 34.0% in fiscal 2003 primarily due to new company-owned retail stores and increased marketing activities.
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
Our income tax rate decreased to 33.3% in fiscal 2004 from 35.0% in fiscal 2003. This improvement resulted primarily because a higher percentage of our fiscal 2004 profits were generated in countries with lower tax rates.
Net Income and EBITDA
Net income in fiscal 2004 increased 39% to $81.4 million, and earnings per share on a diluted basis increased 32% to $0.68. EBITDA increased 30% in fiscal 2004 to $155.2 million.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In July 2005, we issued $400 million in senior notes to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness.

Cash and cash equivalents totaled $75.6 million at October 31, 2005 versus $55.2 million at October 31, 2004. Working capital amounted to $458.9 million at October 31, 2005, compared to $343.1 million at October 31, 2004, an increase of 34%. We believe that our current cash balances, cash flows and credit facilities are adequate to cover our cash needs for the foreseeable future. Furthermore, we believe that increases in our credit facilities can be obtained if needed to fund future growth.
Operating Cash Flows
We used $1.4 million of cash in our operating activities in fiscal 2005 compared to cash generated of $130.6 million in fiscal 2004. This $132.0 million decrease in cash provided was primarily caused by an increase in accounts receivable partially offset by a decrease in inventories, net of accounts payable. We acquired Rossignol effective July 31, 2005 just prior to the season when demand for wintersports equipment is the highest. Accordingly, there was a significant increase in accounts receivable related to revenues from the sale of these products. Accounts receivable also increased, but to a lesser extent, as revenues from our other businesses grew compared to the previous year. During fiscal 2005, the increase in accounts receivable used cash of $228.9 million compared to $33.9 million the year before, a decrease in cash provided of $195.0 million. The decrease in inventories, net of accounts payable, generated cash of $49.9 million in fiscal 2005 compared to $8.9 million the year before, an increase in cash provided of $41.0 million. Cash provided by net income adjusted for non-cash expenses increased $40.7 million compared to the year before, which more than offset the decrease in cash provided by other working capital components of $18.7 million, resulting in a net increase in cash provided of $22.0 million related to these items.
We generated $130.6 million of cash from operations in fiscal 2004 compared to $36.6 million in fiscal 2003. This $94.0 million increase was primarily caused by an increase in accounts payable, partially offset by an increase in inventories, which together provided $8.9 million of cash in fiscal 2004 compared to using $32.0 million the year before. In addition to this $40.9 million improvement, operating cash flow also increased by $36.5 million due to higher net income adjusted for noncash expenses. Increases in accounts receivable offset by changes in other working capital components also generated $16.6 million of additional cash compared to the year before.
Capital Expenditures
We have historically avoided high levels of capital expenditures for our manufacturing functions by using independent contractors for sewing and other processes such as washing, dyeing and embroidery. We perform the cutting process in-house for certain product categories in the Americas to enhance control and efficiency, and we screenprint a portion of our product in-house in both the Americas and in Europe. The acquisition of Rossignol is expected to increase our future capital expenditures for manufacturing functions.
Fiscal 2005 capital expenditures were $70.9 million, which was approximately $18.4 million higher than the $52.5 million we spent in fiscal 2004. In fiscal 2005, we increased our investment in company-owned retail stores, warehouse equipment and computer systems.
New company-owned retail stores are again part of our plans in fiscal 2006. Computer hardware and software will also be added to continuously improve systems. Capital spending for these and other projects in fiscal 2006 is expected to range between $85 million and $90 million, depending on the pace of our retail expansion. In addition, the integration of Rossignol is expected to result in other investments in facilities. We expect to fund our capital expenditures primarily from our operating cash flows and our credit facilities.
Acquisitions
Effective July 31, 2005, we acquired Rossignol, a wintersports and golf equipment manufacturer. We have included the operations of Rossignol in our results since August 1, 2005. The purchase price, excluding transaction costs, included cash of approximately $208.3 million, approximately 2.2 million restricted shares of our common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. The deferred purchase price obligation is denominated in euros, and a weakening of the U.S. dollar in relation to the euro would cause the actual obligation to be greater. Conversely, a strengthening of the U.S. dollar in relation the euro would cause the actual obligation to be lower. Transaction costs totaled approximately $14.8 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions.
The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35% (currently 4.65%). Since we obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer, a mandatory purchase of the remaining Rossignol shares was required under French law. We completed the purchase of these shares in the quarter ended October 31, 2005. Upon the future exercise of the Rossignol stock options, we will purchase the resulting issued shares from the Rossignol stock option holders. We acquired a majority interest in Cleveland Golf when we acquired Rossignol, but certain former owners of Cleveland Golf retained a minority interest of 36.37%. We have entered into a put/call arrangement with these minority owners whereby they can require us to buy all of their interest in Cleveland Golf after 4.5 years and we can buy their interest at our option after 7 years, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profits and our price-earnings ratio.
In connection with the acquisition of Rossignol, we have formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. We have not finalized the Plan, but as of October 31, 2005 we had recognized $23.5 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe and the relocation of our wintersports equipment sales and distribution operations in the United States. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations will be charged to earnings as incurred. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, totaled approximately $23.2 million at October 31, 2005. The Plan has not been finalized as it relates to facilities outside of the United States, and our estimates of expected costs related to the U.S. aspects of the Plan may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and redundant functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If we have overestimated these costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.
Effective May 1, 2004, we acquired DC. The initial purchase price, excluding transaction costs, included cash of approximately $52.8 million, 1.6 million restricted shares of our common stock, valued at $27.3 million, and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. Of the initial purchase price, $63.4 million was paid in fiscal 2004, $3.7 million was paid during fiscal 2005, and $1.0 million is expected to be paid based on the resolution of certain remaining contingencies. The sellers also received $8.0 million during fiscal 2005, and we have accrued an additional $5.0 million at October 31, 2005, based on achieving certain sales and earnings targets. The sellers are entitled to future payments ranging from zero to $39.0 million if certain sales and earnings targets are achieved during the two years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies we believe can be achieved integrating DC’s product lines and operations with our other businesses, and is not expected to be deductible for income tax purposes.
During fiscal 2005, we paid $5.3 million to the previous shareholders of the Asia/Pacific division and accrued $5.9 million based on the achievement of certain sales and earnings targets of the Asia/Pacific division through October 31, 2005. This is the last deferred purchase price payment related to our acquisition of our licensees in Australia and Japan and is expected to be paid in fiscal 2006. Also during fiscal 2005, we paid the remaining deferred purchase price obligation related to our acquisition of the international Quiksilver and Roxy trademarks, which amounted to $30.9 million based on the computed earnings of the acquired company through June 2005.
Debt Structure
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In July 2005, we issued $400 million in senior notes to fund a portion of the acquisition of Rossignol and to refinance certain existing indebtedness. Our debt structure includes short-term lines of credit and long-term loans as follows:

October 31,
In thousands	2005
European short-term credit arrangements	$167,677
Asia/Pacific short-term lines of credit	31,656
Americas short-term lines of credit	20,780
Americas Credit Facility	71,150
Americas long-term debt	9,375
European long-term debt	158,911
Senior Notes	400,000
Deferred purchase price obligation	32,945
Capital lease obligations and other borrowings	18,800

Total debt	$911,294

In July 2005, we issued $400 million in senior notes, which bear a coupon interest rate of 6.875% and are due April 15, 2015. The senior notes were issued at par value and sold in accordance with Rule 144A and Regulation S. In December 2005, these senior notes were exchanged for publicly registered notes with identical terms. The senior notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries that guarantees any of our indebtedness or our subsidiaries’ indebtedness, or is an obligor under our existing Credit Facility. We may redeem some or all of the senior notes after April 15, 2010 at fixed redemption prices as set forth in the indenture. In addition, prior to April 15, 2008, we may redeem up to 35% of the senior notes with the proceeds from certain equity offerings at a redemption price set forth in the indenture.
The indenture for our senior notes includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments by our restricted subsidiaries to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If we experience specific kinds of changes of control, we will be required to offer to purchase the senior notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. We currently are in compliance with these covenants. In addition, we have approximately $10.4 million in debt issuance costs included in other assets as of October 31, 2005.
In April 2005, we replaced our line of credit in the Americas with a new revolving credit facility (“Credit Facility”), which was amended and restated in June and October 2005. The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $250 million (with our option to expand the facility to $350 million under certain conditions). The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is based on our fixed charge coverage ratio. The weighted average interest rate at October 31, 2005 was 6.8%. We paid certain financing fees that will be amortized over the expected life of the Credit Facility. The Credit Facility includes a $100 million sublimit for letters of credit and a $50.0 million sublimit for borrowings in certain foreign currencies. As of October 31, 2005, $71.2 million was outstanding under the Credit Facility in addition to outstanding letters of credit of $52.2 million.
The borrowing base is limited to certain percentages of our eligible accounts receivable and inventory. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on: incurrence of additional debt and guarantees of indebtedness; creation of liens; mergers, consolidations or sales of substantially all of our assets; sales or other dispositions of assets; distributions or dividends and repurchases of our common stock; restricted payments, including without limitation, certain restricted investments; engaging in transactions with our affiliates and; sale and leaseback transactions. Our United States assets and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary, have been pledged as collateral and to secure our indebtedness under the Credit Facility. As of October 31, 2005, we were in compliance with these covenants.
In the United States and Canada, we have arrangements with banks that provide for approximately $39.0 million of unsecured, uncommitted lines of credit. These lines of credit expire on various dates through October 2006. The amount outstanding on these lines of credit at October 31, 2005 was $20.8 million at an average interest rate of 4.0%. We intend to retire certain of these lines of credit in the United States and pledge the assets of the subsidiaries acquired as part of the Rossignol acquisition as collateral under our Credit Facility and refinance any balances outstanding on these credit facilities with availability under our Credit Facility.
In Europe, we have arrangements with several banks that provide approximately $343.0 million for cash borrowings and approximately $78.0 million for letters of credit. These lines of credit expire on various dates through October 2006, and we believe that the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2005 was $167.7 million at an average interest rate of 2.9%.
In Asia/Pacific, we have revolving lines of credit with banks that provide up to approximately $48.0 million for cash borrowings and letters of credit. These lines of credit will be reviewed by the banks on various dates through October 2006, and we believe the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2005 was $31.7 million at an average interest rate of 1.3%.
These line of credit commitments and agreements in the Americas, Europe and Asia/Pacific allow for total maximum cash borrowings and letters of credit of $758.0 million. Commitments totaling $508.0 million expire in fiscal 2006, while $250.0 million expire in fiscal 2010. We had $291.3 million of borrowings drawn on these lines of credit as of October 31, 2005, and letters of credit issued at that time totaled $92.2 million.
We also have term loans in the Americas that amounted to $9.4 million at October 31, 2005 and contain covenants that are customary for such long-term indebtedness. Of these amounts, $5.5 million is secured by certain assets including leasehold improvements at our headquarters in Huntington Beach, California and the remaining loans are unsecured. At October 31, 2005, the overall weighted average interest rate on this long term debt is 6.8%.
In Europe, we also have $158.9 million of long-term debt outstanding as of October 31, 2005. This debt is with several banks and contains covenants that are customary for such long-term indebtedness, including among other things, minimum financial ratios of net debt to shareholders’ equity and term debt to cash flow. At October 31, 2005, the overall weighted average interest rate on this long-term debt is 3.2%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2011. Certain European long-term debt amounts are classified as short-term based on our intent and ability to refinance these on a short-term basis.
As part of the acquisition of Rossignol, we deferred a portion of the purchase price. This deferred purchase price obligation is expected to be paid in 2010 and accrues interest equal to the 3-month Euribor plus 2.35% (currently 4.65%) and is denominated in euros. The carrying amount of the obligation fluctuates based on changes in the exchange rate between euros dollars and U.S. dollars. As of October 31, 2005, the deferred purchase price obligation totaled $31.9 million. We also have $1.0 million in debt related to the DC acquisition.
Our European and Asia/Pacific subsidiaries also have approximately $18.8 million in capital leases and other borrowings as of October 31, 2005.
Our financing activities provided $347.9 million, $20.4 million and $48.0 million of cash in fiscal 2005, 2004 and 2003 respectively, as debt was increased to fund the business acquisitions and capital expenditures discussed above.

Contractual Obligations and Commitments
We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2016, excluding extensions at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. We also have long-term debt and obligations related to business acquisitions. The former owners of DC are entitled to future payments of up to $39.0 million if certain performance targets are achieved through October 31, 2007. In fiscal 2006, $5.0 million is expected to be paid based on the achievement of certain sales and earnings targets and is reflected in our balance sheet at October 31, 2005 as a component of accrued liabilities. The final payment related to the achievement of certain sales and earnings targets for the Asia/Pacific acquisition of $5.8 million is included as a component of accrued liabilities as of October 31, 2005, and is expected to be paid in fiscal 2006. Our deferred purchase price obligation related to the Rossignol acquisition totaled $31.9 million and is included in long-term debt as of October 31, 2005. Our significant contractual obligations and commitments as of October 31, 2005, excluding any additional payments that may be due if these acquired businesses achieve certain performance targets in the future, are summarized in the following table:

	Payments Due by Period
		Two to	Four to	After
	One	Three	Five	Five
In thousands	Year	Years	Years	Years	Total

Operating lease obligations	$47,787	$78,460	$61,331	$136,023	$323,601
Long-term debt obligations(1)	50,833	58,186	181,525	400,637	691,181
Professional athlete sponsorships(2)	24,306	18,356	2,893	—	45,555
Certain other obligations(3)	93,430	2,460	1,014	—	96,904

	$216,356	$157,462	$246,763	$536,660	$1,157,241

(1)	Excludes required interest payments. See Note 7 of Notes to Consolidated Financial Statements for interest terms.

(2)	We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as skiing, golf, surfing, skateboarding, snowboarding and windsurfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $70.4 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

(3)	Certain other obligations include approximately $92.2 million of contractual letters of credit with maturity dates of less than one year and total payments related to a consulting agreement entered into in connection with our Rossignol acquisition. We have the option to acquire the minority interest in Cleveland Golf through a put/call arrangement whereby the minority shareholders can require us to buy all of their interest in Cleveland Golf after 4.5 years, and we can require them to sell us their interest after 7 years, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profit and our price-earnings ratio. The amount of this obligation is based on a formula of Cleveland Golf earnings and our stock price, which cannot be determined and is not included in this line item. In addition, we also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.
Trade Accounts Receivable and Inventories
Our trade accounts receivable were $599.5 million at October 31, 2005, which include $247.2 million from the newly acquired Rossignol business, versus $281.3 million the year before, an increase of 113%. Receivables from our other businesses totaled $352.3 million, an increase of 25%, which is generally consistent with the revenue increase in these businesses. Receivables in the Americas totaled $273.0 million, while European receivables totaled $263.8 million and Asia/Pacific receivables totaled $62.7 million. Among all three segments, accounts receivable increased primarily from the newly acquired Rossignol business and, to a lesser extent, the revenue increases in our other businesses. Included in accounts receivable are approximately $59.7 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be subtracted from accounts receivable to accurately compute days sales outstanding. Our overall average days sales outstanding increased approximately eight days at the end of fiscal 2005 compared to the end of fiscal 2004. Of this increase, approximately 5 days were from the newly acquired Rossignol business and 3 days were from our other businesses.
Consolidated inventories totaled $386.4 million as of October 31, 2005, which include $197.9 million from the newly acquired Rossignol businesses, versus $179.6 million the year before, an increase of 115%. Inventories from our other businesses totaled $188.5 million, an increase of 5%. Inventories in the Americas totaled $164.4 million, while European inventories totaled $176.9 million and Asia/Pacific inventories totaled $45.1 million. Among all three segments, inventories increased primarily from the newly acquired Rossignol business and, to a lesser extent, from inventories in new company-owned retail stores. Consolidated average inventory turnover from all businesses was approximately 4.1 at October 31, 2005 compared to approximately 4.6 at October 31, 2004.
Inflation
Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on our sales and profits.
New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a significant negative impact on our reported results of operations and it will have no impact on our cash flows.
In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment”. SFAS No. 123 (R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The implementation of this standard will be effective beginning in the first quarter of fiscal 2006, and will be adopted using the modified prospective method. We expect the implementation of this new pronouncement to have a significant negative impact on our reported results of operations, but no impact on our cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 in the first quarter of fiscal 2007, but we do not expect the adoption of SFAS No. 154 to have a material impact on our financial condition, results of operations or cash flows.

Joint Venture Arrangements
In 2003, we formed a joint venture with Glorious Sun Enterprises, Ltd. to pursue opportunities to develop our Quiksilver business in China. The joint venture is 50% owned by us and 50% owned by Glorious Sun. Neither partner can independently control the joint venture, and accordingly, the results of its operations are not consolidated in our financial statements. Rather, our pro-rata share of the operating profits or losses are reported in our income statements as a component of operating income, and our net investment is included in other assets. Our investment in the joint venture has not been material to date, but additional capital contributions are anticipated as the joint venture ramps up its business and annual business plans are approved by us and Glorious Sun. As of October 31, 2005, we have 9 Boardriders Club stores, 2 in mainland China and 7 in Hong Kong. We also have an additional 4 shops, located within larger department stores.
In November 2004, we formed a joint venture in Brazil to further develop our Quiksilver business in Brazil with two other partners. No partner can independently control the joint venture, and accordingly, the results of its operations are not consolidated in our financial statements. Rather, our pro-rata share of the operating profit or loss is reported in our income statement as a component of operating income, and our net investment is included in other assets. Our investment in the joint venture has not been material to date. We have a buyout agreement with the other partners that can be exercised at our option when the joint venture’s revenues exceed certain levels. If and when we exercise our buyout option, we will account for the purchase of the additional ownership in accordance with the purchase method of accounting. As of October 31, 2005 no portion of the buyout provision has been met and is not expected to be met in fiscal 2006.
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

Inventories
We value inventories at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. We regularly review our inventory quantities on hand, and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:
•	weakening economic conditions;

•	terrorist acts or threats;

•	unanticipated changes in consumer preferences;

•	reduced customer confidence in the retail market; and

•	unseasonable weather.
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
Forward-Looking Statements
Various statements in this Form 10-K, or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate”, “estimate”, “expect”, “seek”, “plan”, “may”, “project”, “we believe”, “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under Item 1A. “Risk Factors”. Forward-looking statements include statements regarding, among other items:
•	our ability to fully realize the benefits we anticipate from our acquisition of Rossignol;

•	the impact of our substantial leverage on our ability to generate cash flows or obtain financing to fund our anticipated growth strategies and the cost of such financing;

•	our plans to expand internationally;

•	our intention to introduce new products and enter into new joint ventures;

•	our plans to open new retail stores;

•	payments due on contractual commitments;

•	future expenditures for capital projects;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to remain compliant with our debt covenants;

•	integration of acquired businesses and future acquisitions;

•	general economic and business conditions;

•	foreign exchange rate fluctuations; and

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the risks described in Item 1A. “Risk Factors”, and other factors including, among others, changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors, changes in the economy, and other events leading to a reduction in discretionary consumer spending. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will, in fact, transpire.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense. (See also Note 16 of our consolidated financial statements.)
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
Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A gain of $1.1 million was recognized related to these types of contracts during fiscal 2005. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2005, we were hedging forecasted transactions expected to occur through September 2009. Assuming exchange rates at October 31, 2005 remain constant, $2.4 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next sixteen months.
On the date we enter into a derivative contract, we designate certain of the derivatives as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. We identify in this documentation the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicate how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis in accordance with our risk management policy. We will discontinue hedge accounting prospectively:
•	if we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item;

•	when the derivative expires or is sold, terminated or exercised;

•	if it becomes probable that the forecasted transaction being hedged by the derivative will not occur;

•	because a hedged firm commitment no longer meets the definition of a firm commitment; or

•	if we determine that designation of the derivative as a hedge instrument is no longer appropriate.
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
In fiscal 2005, the U.S. dollar weakened compared to the euro and the Australian dollar. As a result, our European revenues increased 39% in euros compared to an increase of 44% in U.S. dollars. Asia/Pacific revenues increased 41% in Australian dollars compared to an increase of 49% in U.S. dollars.
Interest Rates
Most of our lines of credit and long-term debt bear interest based on LIBOR and EURIBOR. Interest rates, therefore, can move up or down depending on market conditions. As discussed above, we have entered into interest rate swap agreements to hedge a portion of our exposure to such fluctuations. The approximate amount of our remaining variable rate debt was $384.5 million at October 31, 2005, and the average interest rate at that time was 4.0%. If interest rates were to increase by 10%, our net income would be reduced by approximately $0.9 million based on these fiscal 2005 levels.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item appears beginning on page 46.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
Item 9A. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2005.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended October 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year. Management has excluded from their assessment the internal control over Financial Reporting at Skis Rossignol SAS, which was acquired effective July 31, 2005. Deloitte & Touche LLP has issued an attestation report (see below) on management’s assessment of our internal control over financial reporting.
The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the assessment and analysis of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Quiksilver, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing above, that Quiksilver, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Skis Rossignol SAS, which was acquired effective July 31, 2005 and whose financial statements reflect total assets and revenues constituting 45 percent and 12 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Skis Rossignol S.A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Quiksilver, Inc. Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the three years in the period ended October 31, 2005 of Quiksilver, Inc. and subsidiaries and our report dated January 13, 2006 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Costa Mesa, California
January 13, 2006

Item 9B. OTHER INFORMATION
Not applicable

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required to be included by this item will be included under the heading “Election of Directors” and “Executive Compensation and Other Information” in our proxy statement for the 2006 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2005.
Item 11. EXECUTIVE COMPENSATION
The information required to be included by this item will be included under the heading “Executive Compensation and Other Information” in our proxy statement for the 2006 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2005.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included by this item will be included under the heading “Ownership of Securities” in our proxy statement for the 2006 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2005.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required to be included by this item will be included under the heading “Certain Transactions” in our proxy statement for the 2006 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2005.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be included by this item will be included under the heading “Independent Auditors” in our proxy statement for the 2006 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2005.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 45

2.	Exhibits The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

QUIKSILVER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Quiksilver, Inc.
We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quiksilver, Inc. and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
January 13, 2006
Costa Mesa, California

QUIKSILVER, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2005 and 2004

In thousands, except share amounts	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$75,598	$55,197
Trade accounts receivable, net — Note 3	599,486	281,263
Other receivables	27,414	16,165
Inventories — Note 4	386,396	179,605
Deferred income taxes — Note 13	41,646	22,299
Prepaid expenses and other current assets	21,819	12,267

Total current assets	1,152,359	566,796

Fixed assets, net — Note 5	241,979	122,787
Intangible assets, net — Notes 2 and 6	247,702	121,116
Goodwill — Notes 2, 6 and 15	449,377	169,785
Other assets	43,955	10,506
Assets held for sale — Note 12	23,229	—

Total assets	$2,158,601	$990,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit — Note 7	$220,113	$10,801
Accounts payable	212,407	105,054
Accrued liabilities — Note 8	182,973	79,095
Current portion of long-term debt — Note 7	50,833	10,304
Income taxes payable — Note 13	27,176	18,442

Total current liabilities	693,502	223,696

Long-term debt — Notes 7 and 18	640,348	163,209
Deferred income taxes — Note 13	81,628	15,841

Total liabilities	1,415,478	402,746

Commitments and contingencies — Note 9

Minority interest — Note 2	10,241	—

Stockholders’ equity — Note 10:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 185,000,000; issued shares - 124,093,392 (2005) and 120,339,046 (2004)	1,241	1,203
Additional paid-in capital	242,284	200,118
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	466,043	358,923
Accumulated other comprehensive income — Note 11	30,092	34,778

Total stockholders’ equity	732,882	588,244

Total liabilities and stockholders’ equity	$2,158,601	$990,990

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended October 31, 2005, 2004 and 2003

In thousands, except per share amounts	2005	2004	2003

Revenues, net	$1,780,869	$1,266,939	$975,005
Cost of goods sold	972,345	688,780	541,753

Gross profit	808,524	578,159	433,252

Selling, general and administrative expense	627,342	446,221	332,187

Operating income	181,182	131,938	101,065

Interest expense	21,950	6,390	8,267
Foreign currency (gain) loss	(106)	2,861	2,243
Minority interest and other expense — Note 2	992	695	488

Income before provision for income taxes	158,346	121,992	90,067

Provision for income taxes — Note 13	51,226	40,623	31,551

Net income	$107,120	$81,369	$58,516

Net income per share — Note 1	$0.90	$0.71	$0.54

Net income per share, assuming dilution — Note 1	$0.86	$0.68	$0.52

Weighted average common shares outstanding - Note 1	118,920	114,388	108,448

Weighted average common shares outstanding, assuming dilution — Note 1	124,335	119,288	113,270

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended October 31, 2005, 2004 and 2003

In thousands	2005	2004	2003

Net income	$107,120	$81,369	$58,516
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,694)	18,554	26,799
Net gain (loss) on derivative instruments, net of tax of $(5,468) (2005), $1,792 (2004) and $200 (2003) (2002)	10,008	(3,628)	(544)

Comprehensive income	$102,434	$96,295	$84,771

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended October 31, 2005, 2004 and 2003

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders'
In thousands, except share amounts	Shares	Amounts	Capital	Stock	Earnings	Income (Loss)	Equity

Balance, November 1, 2002	98,720,588	$987	$66,029	$(6,778)	$219,038	$(6,403)	$272,873
Exercise of stock options	3,967,402	39	10,722	—	—	—	10,761
Tax benefit from exercise of stock options	—	—	6,284	—	—	—	6,284
Employee stock purchase plan	101,332	1	567	—	—	—	568
Asia/Pacific acquisition	11,251,712	113	71,138	—	—	—	71,251
Net income and other comprehensive income	—	—	—	—	58,516	26,255	84,771

Balance, October 31, 2003	114,041,034	1,140	154,740	(6,778)	277,554	19,852	446,508
Exercise of stock options	2,997,440	30	8,730	—	—	—	8,760
Tax benefit from exercise of stock options	—	—	8,411	—	—	—	8,411
Employee stock purchase plan	131,422	1	957	—	—	—	958
DC acquisition	3,169,150	32	27,280	—	—	—	27,312
Net income and other comprehensive income	—	—	—	—	81,369	14,926	96,295

Balance, October 31, 2004	120,339,046	1,203	200,118	(6,778)	358,923	34,778	588,244
Exercise of stock options	1,447,010	14	6,528	—	—	—	6,542
Tax benefit from exercise of stock options		—	5,109	—	—	—	5,109
Employee stock purchase plan	157,298	2	1,644	—	—	—	1,646
Rossignol acquisition	2,150,038	22	28,885	—	—	—	28,907
Net income and other comprehensive loss	—	—		—	107,120	(4,686)	102,434

Balance, October 31, 2005	124,093,392	$1,241	$242,284	$(6,778)	$466,043	$30,092	$732,882

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2005, 2004 and 2003

In thousands	2005	2004	2003

Cash flows from operating activities:
Net income	$107,120	$81,369	$58,516

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,864	26,847	21,185
Provision for doubtful accounts	3,621	6,123	5,755
Loss on disposal of fixed assets	3,444	1,761	183
Foreign currency (gain) loss	(221)	(159)	23
Interest accretion	1,319	1,368	902
Deferred income taxes	3,661	2,811	(2,924)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(228,861)	(33,851)	(19,399)
Other receivables	8,949	(1,022)	(564)
Inventories	27,340	(13,140)	(30,673)
Prepaid expenses and other current assets	(761)	1,124	(2,848)
Other assets	(7,245)	265	(3,115)
Accounts payable	22,533	22,013	(1,394)
Accrued liabilities	7,549	21,953	912
Income taxes payable	8,274	13,133	10,032

Net cash (used in) provided by operating activities	(1,414)	130,595	36,591

Cash flows from investing activities:
Capital expenditures	(70,858)	(52,457)	(33,071)
Business acquisitions, net of acquired cash — Note 2	(251,865)	(70,619)	(31,195)

Net cash used in investing activities	(322,723)	(123,076)	(64,266)

Cash flows from financing activities:
Borrowings on lines of credit	123,976	83,482	99,110
Payments on lines of credit	(97,801)	(63,945)	(56,807)
Borrowings on long-term debt	630,456	5,592	16,126
Payments on long-term debt	(316,953)	(14,478)	(21,710)
Stock option exercises and employee stock purchases	8,188	9,718	11,330

Net cash provided by financing activities	347,866	20,369	48,049

Effect of exchange rate changes on cash	(3,328)	(557)	4,895

Net increase in cash and cash equivalents	20,401	27,331	25,269
Cash and cash equivalents, beginning of year	55,197	27,866	2,597

Cash and cash equivalents, end of year	$75,598	$55,197	$27,866

Supplementary cash flow information:
Cash paid during the year for:
Interest	$19,013	$5,009	$5,893

Income taxes	$34,458	$22,046	$21,348

Non-cash investing and financing activities:
Deferred purchase price obligation — Note 2	$32,508	$6,460	$4,535

Common stock issued for business acquisitions — Note 2	$28,907	$27,312	$71,251

See notes to consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Note 1 — Significant Accounting Policies
Company Business
The Company designs, produces and distributes branded apparel, wintersports and golf equipment, footwear, accessories and related products. The Company’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its boardriding culture and heritage, while its wintersports and golf brands symbolize a long standing commitment to technical expertise and competitive success on the mountains and on the links. The Company’s Quiksilver, Roxy, DC Shoes and Hawk brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding, and its beach and water oriented swimwear brands include Raisins, Radio Fiji and Leilani. The Rossignol, Dynastar, Look, Lange, and Kerma brands are leaders in the alpine ski market, and the Company makes snowboarding equipment under its Rossignol, DC Shoes, Roxy, Lib Technologies, Gnu and Bent Metal labels. The Company’s products are sold in over 90 countries in a wide range of distribution channels, including surf shops, ski shops, skateboard shops, snowboard shops, its proprietary Boardriders Club shops, other specialty stores and select department stores. Distribution is primarily in the United States, Europe and Australia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.
The Company operates in markets that are highly competitive. The Company’s ability to evaluate and respond to changing consumer demands and tastes is critical to its success. The Company believes that consumer acceptance depends on product, image, design, fit and quality. Consequently, the Company has developed an experienced team of designers, artists, merchandisers, pattern makers, engineers, technicians, researchers and contractors that it believes has helped it remain in the forefront of design and technical expertise in the areas in which it competes. The Company believes, however, that its continued success will depend on its ability to promote its image and to design products acceptable to the marketplace.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including Na Pali, SAS and subsidiaries (“Quiksilver Europe”), Quiksilver Australia Pty Ltd. and subsidiaries (“Quiksilver Asia/Pacific” and “Quiksilver International”) and Skis Rossignol SAS and subsidiaries. The Company holds a majority interest in its subsidiary, Roger Cleveland Golf Company, Inc. (“Cleveland Golf”), with the minority interest in Cleveland Golf separately stated in the accompanying consolidated financial statements (See Note 2). Intercompany accounts and transactions have been eliminated in consolidation.
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
Fixed Assets
Furniture and other equipment, computer equipment, manufacturing equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to twenty years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. Land use rights for certain leased retail locations are accounted for in the same manner as land and are reviewed periodically for impairment.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Long-Lived Assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company determined that no impairment loss was necessary as of October 31, 2005, 2004 or 2003.
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by SFAS No. 142 which includes assumptions such as growth and discount rates. Any subsequent impairment losses will be reflected in operating income. The Company determined that no impairment loss was necessary as of October 31, 2005, 2004 or 2003.
Revenue Recognition
Revenues are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns and doubtful accounts are provided when revenues are recorded. Returns and allowances are reported as reductions in revenues, whereas allowances for bad debts are reported as a component of selling, general and administrative expense. Royalty income is recorded as earned. Revenues in the Consolidated Statements of Income include the following:

	Years Ended October 31,
	2005	2004	2003
In thousands
Product shipments, net	$1,778,987	$1,264,457	$972,855
Royalty income	1,882	2,482	2,150

	$1,780,869	$1,266,939	$975,005

Promotion and Advertising
The Company’s promotion and advertising efforts include athlete sponsorships, world-class boardriding and skiing contests, magazine advertisements, retail signage, television programs, cobranded products, surf camps, skate parks tours and other events. For the fiscal years ended October 31, 2005, 2004 and 2003, these expenses totaled $108.3 million, $66.5 million and $40.3 million, respectively. Advertising costs are expensed when incurred.
Research and Development
The Company engages in research and development activities to enable it to design and launch new products for its wintersports and golf equipment businesses in response to changing demand and to meet market expectations. Research and development costs are expensed as incurred. Included in fiscal 2005, selling, general and administrative expenses is approximately $4.1 million of research and development costs.
Warranties
The Company generally provides a one-year limited warranty against manufacturer’s defects on its wintersports and golf equipment and records an estimate of such warranty costs when revenue is recorded. The Company’s standard warranty requires it to repair or replace the defective product returned to the Company during such warranty period. In estimating its future warranty obligations, the Company

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
considers various factors, including it’s warranty policies and practices, the historical frequency of claims and the cost to replace or repair the products under warranty (see Note 8).
Stock-Based Compensation
The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No stock-based employee compensation expense is reflected in net income related to the Company’s stock options, as all options granted under the Company’s stock option plans have exercise prices equal to the market value of the underlying common stock on the grant dates (See Note 2). The following table contains the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

	Years Ended October 31,
	2005	2004	2003
In thousands, except per share amounts
Net income	$107,120	$81,369	$58,516
Less stock-based employee compensation expense determined under the fair value based method, net of tax tax	12,442	9,188	5,656

Pro forma net income	$94,678	$72,181	$52,860

Net income per share	$0.90	$0.71	$0.54

Pro forma net income per share	$0.80	$0.63	$0.49

Net income per share, assuming dilution	$0.86	$0.68	$0.52

Pro forma net income per share, assuming dilution	$0.77	$0.61	$0.47

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2005, 2004 and 2003 assuming risk-free interest rates of 4.5%, 4.0% and 4.3%, respectively, volatility of 48.7%, 56.1% and 59.3%, respectively, zero dividend yield, and expected lives of 5.1, 5.4 and 4.8 years, respectively. The weighted average fair value of options granted was $7.51, $5.01 and $4.89 for the years ended October 31, 2005, 2004, and 2003, respectively.
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
Net Income per Share
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options computed using the treasury stock method. For the years ended October 31, 2005, 2004 and 2003, the weighted average common shares outstanding, assuming dilution, includes 5,415,000, 4,900,000 and 4,822,000, respectively, of dilutive stock options.
Stock Split
During fiscal 2005, the Company’s Board of Directors approved a two-for-one stock split that was affected May 11, 2005. All share and per share information has been restated to reflect the stock split.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
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
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Income include net income and foreign currency adjustments that arise from the translation of the financial statements of Quiksilver Europe, Skis Rossignol SAS and Quiksilver Asia/Pacific into U.S. dollars and fair value gains and losses on certain derivative instruments.
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
New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a significant impact on its consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment”. SFAS No. 123 (R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The implementation of this standard will be effective beginning with the Company’s first quarter of fiscal 2006, and will be adopted using the modified prospective method. The Company expects the implementation of this new pronouncement to have a significant negative impact on its reported results of operations, but it will have no impact on the Company’s cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 in the first quarter of fiscal 2007, but does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition, results of operations or cash flows.
Note 2 — Business Acquisitions
Effective July 31, 2005, the Company acquired Skis Rossignol SA (“Rossignol”), a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The Company has included the operations of Rossignol in its results beginning on August 1, 2005. The purchase price, excluding transaction costs, includes cash of approximately $208.3 million, approximately 2.2 million restricted shares of the Company’s common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. Estimated transaction costs total approximately $14.8 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35% (currently 4.65%). The mandatory purchase of the remaining Rossignol shares was required under French law as the Company has obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer. The purchase of these shares was completed in the quarter ended October 31, 2005 and the Company now owns 100% of the shares in Rossignol. Upon the future exercise of the Rossignol stock options, the Company will purchase the newly issued shares from the Rossignol stock option holders, retaining 100% ownership in Rossignol. These Rossignol stock options are treated as variable for accounting purposes and subsequent changes in the value of these stock options are recorded as compensation expense in the Company’s consolidated statement of income. The Company acquired a majority interest in Cleveland Golf when it acquired Rossignol, but certain former owners of Cleveland Golf retained a minority interest of 36.37%. The Company and the minority owners have entered into a put/call arrangement whereby the minority owners of Cleveland Golf can require the Company to buy all of their interest in Cleveland Golf after 4.5 years and the Company can buy their interest at its option after 7 years, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profits and the Company’s price-earnings ratio. As a result of the minority interest and put/call arrangement, the Company will account for Cleveland Golf as a step acquisition. Goodwill arises from synergies the Company believes can be achieved integrating Rossignol’s brands, products and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of customer relationships, patents and athlete contracts with estimated useful lives of twenty, seven and two years, respectively. The acquired trademarks are non-amortizing as they have been determined to have indefinite lives.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
The allocation of purchase price is based on preliminary estimates and is subject to change (see Note 12). The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Rossignol acquisition in accordance with the purchase method of accounting:

July 31,
2005
In thousands
Cash acquired	$64,396
Accounts receivable	96,763
Inventory	233,909
Other current assets	21,548
Fixed assets	115,321
Deferred income taxes	3,572
Other assets	3,296
Amortizing intangible assets	20,400
Trademarks	94,700
Goodwill	243,630

Total assets acquired	897,535
Other liabilities	178,999
Long term debt and lines of credit	365,126
Deferred income taxes	39,947
Minority interest	10,109

Net assets acquired	$303,354

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration plan (“the Plan”). As of October 31, 2005 the Company has recognized approximately $23.5 million of liabilities related to the plan. See Note 12 for further description of the Plan.
Effective August 1, 2005, the Company acquired 11 retail stores in Australia from Surfection Pty Ltd, Manly Boardriders Pty Ltd. and Sydney Boardriders Pty Ltd. (“Surfection”). The operations of Surfection have been included in the Company’s results since August 1, 2005. The initial purchase price, excluding transaction costs, includes cash of approximately $21.4 million. Transaction costs totaled approximately $1.0 million. The sellers are entitled to additional payments ranging from zero to approximately $17.1 million if certain sales and margin targets are achieved through September 30, 2008. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies the Company believes can be achieved through Surfection’s retail expertise and store presence in key locations in Australia, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of non-compete agreements with estimated useful lives of five years.
The allocation of purchase price is based on preliminary estimates and is subject to change based on the finalization of the purchase price allocation. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Surfection acquisition in accordance with the purchase method of accounting:

August 1,
2005
In thousands
Inventory and other current assets	$3,239
Fixed assets	4,839
Amortizing intangible assets	2,400
Goodwill	19,335

Total assets acquired	29,813
Other liabilities	7,419

Net assets acquired	$22,394

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Effective May 1, 2004, the Company acquired DC Shoes, Inc. (“DC”), a premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the United States and internationally. The operations of DC have been included in the Company’s results since May 1, 2004. The initial purchase price, excluding transaction costs, includes cash of approximately $52.8 million, 1.6 million restricted shares of the Company’s common stock, valued at $27.3 million, and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. Of the initial purchase price, $63.4 million was paid in fiscal 2004, $3.7 million was paid during the year ended October 31, 2005, and $1.0 million is expected to be paid based on the resolution of certain remaining contingencies. As of October 31, 2005 the Company has paid or accrued $13.0 million based on the achievement of certain sales and earnings targets by the DC division. The sellers are entitled to additional payments ranging from zero to $39.0 million if certain sales and earnings targets are achieved during the two years ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies the Company believes can be achieved integrating DC’s product lines and operations with the Company’s other businesses, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of non-compete agreements, customer relationships and patents with estimated useful lives ranging from four to eighteen years.

May 1,
2004
In thousands
Current assets	$37,528
Fixed assets	1,818
Deferred income taxes	2,359
Amortizing intangible assets	5,633
Trademarks	36,000
Goodwill	54,081

Total assets acquired	137,419

Other liabilities	20,808
Deferred income taxes	18,292

Net assets acquired	$98,319

The results of operations for each of the acquisitions are included in the Consolidated Statements of Income from their respective acquisition dates. Assuming these fiscal 2005 and 2004 acquisitions had occurred as of November 1, 2003, unaudited proforma consolidated net sales would have been $2,202.0 million and $1,890.0 million for the years ended October 31, 2005 and 2004, respectively. Unaudited proforma net income would have been $13.3 million and $49.9 million, respectively, for those same periods, and unaudited proforma diluted earnings per share would have been $0.11 and $0.41, respectively.
Effective December 1, 2002, the Company acquired its licensees in Australia and Japan to unify its global operating platform and take advantage of available synergies in product development and sourcing, among other things. This group of companies is referred to herein as “Quiksilver Asia/Pacific” and comprises two Australian operating companies, Ug Manufacturing Co. Pty Ltd. and QSJ Holdings Pty Ltd., one Japanese operating company, Quiksilver Japan KK, and the holding company, Quiksilver Australia Pty Ltd. Ug Manufacturing Co. Pty Ltd. was still owned by the founders of the Quiksilver brand and was the original Quiksilver operating company that has been producing Quiksilver products in Australia and surrounding countries and territories for over 30 years. Along with a Japanese partner, the founders also started Quiksilver Japan KK, which has been the Quiksilver licensee in Japan for approximately 20 years. The operations of Quiksilver Asia/Pacific have been included in the Company’s results since December 1, 2002.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
The initial purchase price, excluding transaction costs, included cash of $25.3 million and 5.6 million shares of the Company’s common stock valued at $71.3 million. Transaction costs totaled $2.5 million. The valuation of the common stock issued in connection with the acquisition was based on the quoted market price for 5 days before and after the announcement date. The initial purchase price was subject to adjustment based on the closing balance sheet, which was finalized in the third quarter of fiscal 2003. As of October 31, 2005 the Company has paid or accrued approximately $15.2 million based on the achievement of certain sales and earnings targets by the Quiksilver Asia/Pacific segment, increasing goodwill related to the acquisition.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition in accordance with the purchase method of accounting.

December 1,
2002
In thousands
Current assets	$55,889
Long-term assets	6,325
License agreements	10,100
Goodwill	65,713

Total assets acquired	138,027

Current liabilities	38,890

Net assets acquired	$99,137

License agreements are being amortized over their remaining lives through June 2012. Goodwill is not subject to amortization and is not expected to be deductible for tax purposes.
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
Note 3 — Allowance for Doubtful Accounts
The allowance for doubtful accounts, which includes bad debts and returns and allowances, consists of the following:

	Years Ended October 31,
	2005	2004	2003
In thousands
Balance, beginning of year	$11,367	$8,700	$6,667
Provision for doubtful accounts	3,621	6,123	5,755
Deductions	(4,261)	(3,456)	(3,722)

Balance, end of year	$10,727	$11,367	$8,700

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
The provision for doubtful accounts represents charges to selling, general and administrative expense for estimated bad debts, whereas the provision for returns and allowance is reported as a reduction of revenues.
Note 4 — Inventories
Inventories consist of the following:

	October 31,
	2005	2004
In thousands
Raw materials	$46,659	$14,133
Work in process.	10,416	7,698
Finished goods	329,321	157,774

	$386,396	$179,605

Note 5 — Fixed Assets
Fixed assets consist of the following:

	October 31,
	2005	2004
In thousands
Furniture and other equipment	$110,803	$88,302
Computer equipment	63,760	43,864
Manufacturing equipment	45,771	—
Leasehold improvements	85,491	57,715
Land use rights	23,200	21,620
Land and buildings	34,407	2,383

	363,432	213,884
Accumulated depreciation and amortization	(121,453)	(91,097)

	$241,979	$122,787

Note 6 — Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	October 31,
	2005			2004
	Gross	Amorti-	Net Book	Gross	Amorti-	Net Book
	Amount	zation	Value	Amount	zation	Value
In thousands
Amortizable trademarks	$5,135	$(1,349)	$3,786	$3,476	$(692)	$2,784
Amortizable licenses	10,081	(2,940)	7,141	10,105	(1,937)	8,168
Other amortizable intangibles	28,757	(2,022)	26,735	5,633	(498)	5,135
Non-amortizable trademarks	210,040	¯	210,040	105,029	—	105,029

	$254,013	$(6,311)	$247,702	$124,243	$(3,127)	$121,116

The change in non-amortizable trademarks is due primarily to the Rossignol acquisition. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the fiscal years ended October 31, 2005 and 2004 was $3.0 million and $1.7 million, respectively. Annual amortization expense, based on the Company’s amortizable intangible assets as of October 31, 2005, is estimated to be approximately $5.3 million in the fiscal year ending October 31, 2006, approximately $5.0 million in the

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
fiscal year ending October 31, 2007 and approximately $3.8 million in the fiscal years ending October 31, 2008 through 2010.
Goodwill arose primarily from the acquisitions of Rossignol, Quiksilver Europe, Quiksilver Asia/Pacific, DC and Surfection. Goodwill increased $279.6 million during the fiscal year ended October 31, 2005, with $243.6 million related to the Rossignol acquisition, $19.3 million related to the Surfection acquisition (both as described in Note 2 to these financial statements), approximately $10.9 due to contingent purchase price payments recorded for the acquisitions of Quiksilver Asia/Pacific and DC, and approximately $5.8 million primarily related to other acquisitions offset by foreign exchange fluctuations. Changes to goodwill for the fiscal year ended October 31, 2004 were primarily due to the acquisition of DC, a contingent purchase price payment related to the acquisition of Quiksilver Asia/Pacific and foreign exchange fluctuations.
Note 7 — Lines of Credit and Long-term Debt
A summary of lines of credit and long-term debt is as follows:

	October 31,
	2005	2004
In thousands
European short-term credit arrangements	$167,677	$3,756
Asia/Pacific short-term lines of credit	31,656	7,045
Americas short-term lines of credit	20,780	¯
Americas Credit Facility	71,150	105,974
Americas long-term debt	9,375	6,765
European long-term debt	158,911	33,714
Asia/Pacific long-term debt	—	460
Senior Notes	400,000	—
Deferred purchase price obligation	32,945	26,600
Capital lease obligations and other borrowings	18,800	—

	$911,294	$184,314

In July 2005, the Company issued $400 million in senior notes (“Senior Notes”), which bear a coupon interest rate of 6.875% and are due April 15, 2015. The Senior Notes were issued at par value and sold in accordance with Rule 144A and Regulation S. The Company is required to file a registration statement with the Securities and Exchange Commission enabling the holders of these Senior Notes to exchange them for publicly registered notes with identical terms (see Note 18). The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that guarantees any of its indebtedness or its subsidiaries’ indebtedness, or is an obligor under its existing senior secured credit facility (the “Guarantors”). The Company may redeem some or all of the Senior Notes after April 15, 2010 at fixed redemption prices as set forth in the indenture related to such Senior Notes. In addition, prior to April 15, 2008, the Company may redeem up to 35% of the Senior Notes with the proceeds from certain equity offerings at a redemption price set forth in the indenture.
The Senior Notes indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If the Company experiences specific kinds of changes of control, it will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. As of October 31, 2005, the Company was in compliance with these covenants. In addition, the Company has approximately $10.4 million in debt issuance costs included in other assets as of October 31, 2005.
In April 2005, the Company replaced its line of credit in the Americas with a new revolving credit facility (“Credit Facility”), which was subsequently amended and restated in June and October 2005. The Credit

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Facility expires April 2010 and provides for a secured revolving line of credit of up to $250 million (with a Company option to expand the facility to $350 million under certain conditions). The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is based on the Company’s fixed charge coverage ratio. The weighted average interest rate at October 31, 2005 was 6.8%. The Credit Facility includes a $100 million sublimit for letters of credit and a $50 million sublimit for borrowings in certain foreign currencies. As of October 31, 2005, $71.2 million was outstanding under the Credit Facility, in addition to outstanding letters of credit of $52.2 million.
The borrowing base is limited to certain percentages of the eligible accounts receivable and inventory from participating subsidiaries. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on: incurrence of additional debt and guarantees of indebtedness; creation of liens; mergers, consolidations or sales of substantially all of the Company’s assets; sales or other dispositions of assets; distributions or dividends and repurchases of the Company’s common stock; restricted payments, including without limitation, certain restricted investments; engaging in transactions with non-participating subsidiaries of the Company and; sale and leaseback transactions. The Company’s United States assets and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary, have been pledged as collateral and to secure the Company’s indebtedness under the Credit Facility. As of October 31, 2005, the Company was in compliance with such covenants.
In the United States and Canada, the Company has arrangements with banks that provide for approximately $39.0 million of unsecured, uncommitted lines of credit. These lines of credit expire on various dates through October 2006. The amount outstanding on these lines of credit at October 31, 2005 was $20.8 million at an average interest rate of 4.0%. The Company intends to retire certain of these lines of credit in the United States and pledge the assets of the subsidiaries acquired as part of the Rossignol acquisition as collateral of the Company’s Credit Facility and refinance any balances outstanding on these credit facilities with availability under the Company’s Credit Facility.
Quiksilver Europe has arrangements with banks that provide for maximum cash borrowings of approximately $343.0 million in addition to approximately $78.0 million available for the issuance of letters of credit. At October 31, 2005, these lines of credit bore interest at an average rate of 2.9%, and $167.7 million was outstanding. The lines of credit expire in October 2005, and the Company believes that these lines of credit will continue to be available with substantially similar terms.
Quiksilver Asia/Pacific has revolving lines of credit with banks that provide up to $48.0 million for cash borrowings and letters of credit. These lines of credit will be reviewed by the banks on various dates through October 2006, and the Company believes these lines of credit will continue to be available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2005 was $31.7 million at an average interest rate of 1.3%.
The Company has term loans in the Americas that amounted to $9.4 million at October 31, 2005 and contain covenants that are customary for such long-term indebtedness. Of these amounts, $5.5 million is secured by certain assets including leasehold improvements at the Company’s headquarters in Huntington Beach, California and the remaining loans are unsecured. At October 31, 2005, the overall weighted average interest rate on this long term debt is 6.8%.
Quiksilver Europe also has $158.9 million of long-term debt as of October 31, 2005. This debt is with several banks and contains covenants that are customary for such long-term indebtedness, including among other things, minimum financial ratios of net debt to shareholders’ equity and term debt to cash flow. At October 31, 2005, the overall weighted average interest rate on this long-term debt is 3.2%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2011.
As part of the acquisition of Rossignol, the Company deferred a portion of the purchase price. This deferred purchase price obligation is expected to be paid in 2010 and accrues interest equal to the 3-month Euribor plus 2.35% (currently 4.65%) and is denominated in euros. The carrying amount of the

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
obligation fluctuates based on changes in the exchange rate between euros dollars and U.S. dollars. As of October 31, 2005, the deferred purchase price obligation totaled $31.9 million. The Company also has $1.0 million in debt related to the DC acquisition (See Note 2).
Quiksilver Europe and Asia/Pacific also have approximately $18.8 million in capital leases and other borrowings as of October 31, 2005.
Short-term obligations that the Company has the intent and ability to refinance on a long-term basis are classified as long-term debt. As of October 31, 2005, the Company has reclassified approximately $50.4 million in short-term obligations to long-term debt based on firm commitments to refinance amounts under terms similar to the related existing indebtedness. Principal payments on long-term debt are due approximately as follows (in thousands):

2006	$50,833
2007	36,823
2008	21,363
2009	10,636
2010	170,889
Thereafter	400,637

$691,181

Note 8 — Accrued Liabilities
Accrued liabilities consist of the following:

	October 31,
	2005	2004
In thousands
Accrued employee compensation and benefits	$65,010	$33,154
Accrued sales and payroll taxes	21,449	2,553
Derivative liability	119	6,362
Amounts payable for business acquisitions	14,091	17,951
Integration Plan and Pre-acquisition Restructuring Plan liabilities (Note 12)	27,366	—
Other liabilities	54,938	19,075

	$182,973	$79,095

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense, which is included in other accrued expenses in the accompanying balance sheet as of October 31, 2005:

October 31,
2005
In thousands
Acquired balance, July 31, 2005	$2,788
Warranty expense	671
Repairs and replacements made	(637)
Foreign currency translation	(12)

Ending balance	$2,810

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Note 9 — Commitments and Contingencies
Operating Leases
The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2005 (in thousands):

2006	$47,787
2007	42,798
2008	35,662
2009	31,693
2010	29,638
Thereafter	136,023

$323,601

Total rent expense was $44.4 million, $31.5 million and $24.8 million for the years ended October 31, 2005, 2004 and 2003, respectively.
Professional Athlete Sponsorships
We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as skiing, golf, surfing, skateboarding, snowboarding and windsurfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. Such expenses are an ordinary part of our operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of October 31, 2005 (in thousands):

2006	$24,306
2007	10,545
2008	7,811
2009	2,274
2010	619

$45,555

Consulting Agreement
In connection with the Rossignol acquisition, the Company entered into a consulting agreement with an individual who subsequently became a member of its Board of Directors. This related party agreement provides for consulting services with a total estimated value of $4.7 million through October 31, 2010.
Litigation
The Company is involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition or results of operations.
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

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
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
Note 10 — Stockholders’ Equity
In March 2000, the Company’s stockholders approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), which generally replaced the Company’s previous stock option plans. Under the 2000 Plan, 30,444,836 shares are reserved for issuance over its term, consisting of 12,944,836 shares authorized under predecessor plans plus an additional 17,500,000 shares. Nonqualified and incentive options may be granted to officers and employees selected by the plan’s administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously outstanding shares of the Company’s common stock. Options vest over a period of time, generally three years, as designated by the committee and are subject to such other terms and conditions as the committee determines. Certain stock options have also been granted to employees of acquired businesses under other plans.
Changes in shares under option are summarized as follows:

	Years Ended October 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
In thousands
Outstanding, beginning of year	15,084,168	$5.56	14,084,608	$3.90	15,341,356	$3.07
Granted	3,877,800	14.44	4,030,000	9.35	2,836,000	6.77
Exercised	(1,447,010)	3.96	(2,997,440)	2.83	(3,967,402)	2.74
Canceled	(148,501)	10.12	(33,000)	8.73	(125,346)	4.64

Outstanding, end of year	17,366,457	$7.63	15,084,168	$5.56	14,084,608	$3.90

Options exercisable, end of year	9,161,422	$4.77	7,191,042	$3.76	7,920,570	$3.01

Outstanding stock options at October 31, 2005 consist of the following:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Life	Price	Shares	Price
		(Years)

$1.64 - $3.27	2,638,084	2.8	$2.61	2,638,084	$2.61
$3.27 - $4.91	4,371,224	5.2	3.87	3,851,224	3.92
$4.91 - $6.54	132,000	6.4	5.67	132,000	5.67
$6.54 - $8.18	2,736,678	7.2	6.80	1,416,646	6.83
$8.18 - $9.82	2,658,503	8.0	8.73	638,823	8.73
$9.82 - $11.45	1,062,668	8.5	11.07	364,645	11.00
$11.45 - $14.72	3,523,300	9.2	14.30	120,000	14.52
$14.72 - $16.36	244,000	9.6	16.30	—	—

	17,366,457	6.7	$7.63	9,161,422	$4.77

As of October 31, 2005, there were 2,528,831 shares of common stock that were available for future grant.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees who have at least five months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. During the years ended October 31, 2005, 2004 and 2003, 157,298, 131,422 and 101,332 shares of stock were issued under the plan with proceeds to the Company of $1.6 million, $1.0 million and $0.6 million, respectively.
Note 11 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	October 31,
	2005	2004
In thousands
Foreign currency translation adjustment	$27,730	$42,424
Gain (loss) on cash flow hedges and interest rate swaps	2,362	(7,646)

	$30,092	$34,778

Note 12 — Rossignol Integration Plan and Pre-acquisition Restructuring Plan
In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of newly acquired Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. The Company has not finalized the Plan, but as of October 31, 2005 has recognized approximately $23.5 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe and the relocation of the Company’s wintersports equipment sales and distribution operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are charged to earnings as incurred. Certain facilities owned by the acquired company are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, total approximately $23.2 million at October 31, 2005. The Plan has not been finalized as it relates primarily to manufacturing and distribution facilities outside of the United States, and the Company’s estimates of expected costs related to the U.S. aspects of the Plan may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and redundant functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If the Company has overestimated these costs, the excess will reduce goodwill in future periods. Conversely, if the Company has underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Activity and liability balances recorded as part of the Plan are as follows:

		Facility
	Workforce	and Other	Total
Recorded in purchase price allocation	$3,673	$1,574	$5,247
Adjusted to purchase price allocation tax	17,463	752	18,215
Cash payments tax	(17)	(44)	(61)
Foreign currency translation tax	(83)	(6)	(89)

Balance, October 31, 2005	$21,036	$2,276	$23,312

Prior to the acquisition of Rossignol, a restructuring plan was announced related to Rossignol’s French manufacturing facilities (“Pre-acquisition Restructuring Plan”). The costs associated with the Pre-acquisition Restructuring Plan consist of termination benefits achieved through voluntary early retirement and voluntary termination.
Activity and liability balances recorded as part of the Pre-acquisition Restructuring Plan are as follows:

Workforce
Acquired restructuring liability, July 31, 2005	$13,882
Cash payments	(9,875)
Foreign currency translation	47

Balance, October 31, 2005	$4,054

Note 13 — Income Taxes
A summary of the provision for income taxes is as follows:

	Years Ended October 31,
	2005	2004	2003
In thousands
Current:
Federal	$10,374	$7,201	$7,240
State	2,308	2,539	2,729
Foreign	34,883	28,072	24,506

	47,565	37,812	34,475

Deferred:
Federal	2,072	5,548	1,956
State	262	814	(56)
Foreign	1,327	(3,551)	(4,824)

	3,661	2,811	(2,924)

Provision for income taxes	$51,226	$40,623	$31,551

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Years Ended October 31,
	2005	2004	2003
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	0.6	3.6
Foreign tax rate differential	(3.9)	(2.4)	(1.0)
Foreign tax credit	(0.5)	—	(2.9)
Other	0.7	0.1	0.3

Effective income tax rate	32.4%	33.3%	35.0%

The components of net deferred income taxes are as follows:

	October 31,
	2005	2004
In thousands
Deferred income tax assets:
Allowance for doubtful accounts	$10,113	$7,631
Other comprehensive income	—	4,407
Operating loss carryforwards	8,873	1,241
Nondeductible accruals and other	41,319	17,019

	60,305	30,298
Deferred income tax liabilities:
Depreciation and Amortization	(25,833)	(9,906)
Other comprehensive loss	(1,909)	—
Intangibles	(63,184)	(12,502)
Other	—	(1,235)

	(90,926)	(23,643)

Deferred income taxes	(30,621)	6,655

Valuation allowance	(9,361)	(197)

Net deferred income taxes	$(39,982)	$6,458

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.
Income before provision for income taxes includes $124.6 million, $70.1 million and $55.2 million from foreign jurisdictions for the years ended October 31, 2005, 2004 and 2003, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. For the fiscal year ended October 31, 2005, foreign earnings earmarked for permanent reinvestment totaled approximately $13.0 million. During the year ended October 31, 2005, the Company recorded prepaid taxes of $8.0 million relating to the inter-company transfer of a foreign trademark.
At October 31, 2005, the Company has U.S. and state net operating loss carryforwards of approximately $6.1 million and $14.1 million respectively, which will expire on various dates through 2025. In addition, the Company has foreign net operating loss carryforwards of approximately $72.9 million for the year ended October 31, 2005. Approximately $54.7 million will be carried forward until fully utilized, with the remaining $18.2 million expiring on various dates through 2025.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
In connection with the Rossignol acquisition, the Company recorded a valuation allowance of $6.9 million. During the year ended October 31, 2005, the valuation allowance was increased by a net amount of $2.3 million.
Note 14 — Employee Plans
Retirement and additional pension plan benefits
The Company’s Skis Rossignol SAS subsidiary pays employees retirement indemnities in a lump sum at the date of retirement, which are calculated based on years of service and compensation levels. These liabilities are unfunded and are accounted for as a defined benefit obligation under SFAS No. 87, “Employers Accounting for Pensions.”
Pursuant to SFAS No. 87, the Company records a net periodic pension cost in its statement of income, which represents the cost of the pension benefit for the period. There are no unrecognized benefit obligations at October 31, 2005. These amounts are determined using an assumed discount rate of 3.50%, an average salary increase of 2.25%, a turnover rate of 2.00% and an inflation rate of 1.75%. The following table summarizes the components of net period pension cost and the change in the benefit obligation during the period:

Three months ended
October 31, 2005
In thousands
Net periodic pension cost:
Service cost	$261
Interest charge	101
Discounted return on assets	—
Realized actuarial losses during the period	61

$423

Benefit obligation:
Acquired balance, July 31, 2005	9,704
Disbursements	(143)
Net periodic pension costs	423

Balance, end of period	$9,984

The following represents estimated future gross benefit payments related to the pension plan as of October 31, 2005:

In thousands
2006	$606
2007	316
2008	577
2009	668
2010	470
Thereafter	3,600

$6,237

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company made contributions of $0.9 million, $0.7 million and $0.5 million to the 401(k) Plan for the years ended October 31, 2005, 2004 and 2003, respectively. The Company also made contributions of $0.2 million in fiscal 2005 to a 401(k) plan related to the newly acquired Rossignol subsidiaries in the United States. This 401(k) plan is expected to be merged into the Company’s 401(k) Plan during the fiscal year ended October 31, 2006.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Employees of certain of the Company’s French subsidiaries including, Na Pali, SAS, Skis Rossignol SAS, Skis Dynastar SAS and Look Fixations, with three months of service are covered under French Profit Sharing Plans (the “French Profit Sharing Plans”), which are mandated by law. Compensation is earned under the French Profit Sharing Plans based on statutory computations with an additional discretionary component. Funds are maintained by the Company and vest with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $3.2 million, $2.3 million and $2.0 million was recognized related to the French Profit Sharing Plans for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.
Note 15 — Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, wintersports and golf equipment, footwear, accessories and related products. The Company operates in three geographic segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the United States and Canada, while the European segment includes revenues primarily from Western Europe, and the Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three geographic segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the sale of products to certain licensees. The Company’s largest customer accounts for approximately 4% of it’s revenues.
The Company produces different product lines within each geographical segment. The percentages of revenues attributable to each product line are as follows:

	Percentage of Revenues
	2005	2004	2003
T-Shirts	18%	19%	20%
Accessories	12	14	14
Jackets, sweaters and technical outerwear.	11	12	12
Footwear	11	9	5
Wintersports equipment	9	2	1
Pants	8	10	11
Shirts	7	9	10
Swimwear, excluding boardshorts	6	7	8
Fleece	4	5	6
Shorts	4	5	6
Boardshorts	4	4	4
Tops and dresses	4	4	3
Golf equipment	2	—	—

	100%	100%	100%

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Information related to the Company’s geographical segments is as follows:

	Years Ended October 31,
	2005	2004	2003
In thousands
Revenues, net:
Americas	$843,677	$616,818	$492,442
Europe	712,310	496,276	386,226
Asia/Pacific	220,941	148,733	94,187
Corporate operations	3,941	5,112	2,150

Consolidated	$1,780,869	$1,266,939	$975,005

Gross profit:
Americas	$335,356	$251,357	$197,434
Europe	362,172	251,692	189,462
Asia/Pacific	109,698	73,152	44,206
Corporate operations	1,298	1,958	2,150

Consolidated	$808,524	$578,159	$433,252

Operating income:
Americas	$85,335	$63,811	$45,734
Europe	103,308	73,517	61,941
Asia/Pacific	29,600	21,164	12,168
Corporate operations	(37,061)	(26,554)	(18,778)

Consolidated	$181,182	$131,938	$101,065

Identifiable assets:
Americas	$813,549	$443,028	$300,464
Europe	977,057	413,454	299,977
Asia/Pacific	313,993	118,918	95,835
Corporate operations	54,002	15,590	11,694

Consolidated	$2,158,601	$990,990	$707,970

Goodwill:
Americas	$144,948	$86,382	$50,670
Europe	175,392	70,057	41,592
Asia/Pacific	129,037	13,346	6,571

Consolidated	$449,377	$169,785	$98,833

France accounted for 36.4%, 38.4% and 39.6% of European net sales to unaffiliated customers for the years ended October 31, 2005, 2004 and 2003, respectively, while the United Kingdom accounted for 15.4%, 18.7% and 21.5%, respectively, and Spain accounted for 15.2%, 17.0% and 16.5%, respectively. Identifiable assets in the United States totaled $821.2 million.
Note 16 — Derivative Financial Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to its variable rate debt. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses various foreign currency exchange contracts and intercompany loans. In addition, interest rate instruments are used to manage the Company’s exposure to the risk of fluctuations in interest rates.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A gain of $1.1 million was recognized related to these types of contracts during fiscal 2005. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2005, the Company was hedging transactions expected to occur through September 2009. Assuming exchange rates at October 31, 2005 remain constant, $2.4 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next sixteen months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net losses of $5.3 million, $3.6 million and $5.4 million during the fiscal years ended October 31, 2005, 2004 and 2003, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.
A summary of derivative contracts at October 31, 2005 is as follows:

	Notional
	Amount	Maturity	Fair Value
In thousands
United States dollar	$162,897	Nov. 2005 - Oct. 2006	$4,252
Canadian dollar	637	March 2006 - April 2006	(38)
Swiss franc	781	Feb. 2007	10
Interest rate instruments U.S. dollar	9,513	Oct. 2006 - Jan. 2007	(49)
Interest rate instruments euro	31,962	April 2006 - Sept. 2009	(177)

	$205,790		$3,998

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
Note 17 — Quarterly Financial Data (Unaudited)
A summary of quarterly financial data (unaudited) is as follows:

	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31

Year ended October 31, 2005
Revenues, net	$342,860	$426,853	$373,751	$637,405
Gross profit	152,906	193,365	174,915	287,338
Net income	14,214	34,667	24,635	33,604
Net income per share, assuming dilution	0.11	0.28	0.20	0.27
Trade accounts receivable	252,097	342,035	428,266	599,486
Inventories	236,819	177,842	438,336	386,396

Year ended October 31, 2004
Revenues, net	$256,142	$322,579	$337,930	$350,288
Gross profit	113,669	147,043	150,407	167,040
Net income	9,174	27,790	19,530	24,875
Net income per share, assuming dilution	0.08	0.24	0.16	0.20
Trade accounts receivable	200,558	257,122	271,399	281,263
Inventories	179,282	127,318	171,639	179,605
Note 18 — Condensed Consolidating Financial Information and Subsequent Events
In December 2005, the Company completed an exchange offer to exchange the Senior Notes for publicly registered notes with identical terms. Obligations under the Company’s Senior Notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries. The three domestic subsidiaries acquired as part of the Rossignol acquisition are required to become subsidiary guarantors of the Senior Notes. On January 11, 2006, two of these subsidiaries executed the required guarantees. The remaining subsidiary, Cleveland Golf, is expected to execute its guarantee by February 15, 2006.
The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its Guarantor Subsidiaries, its Non-Guarantor Subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2005 and 2004 and for the years ended October 31, 2005, 2004 and 2003. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Prior to November 1, 2004, certain of the Company’s Guarantor Subsidiaries did not exist and were created as part of an internal restructuring on that date. As a result, information presented prior to November 1, 2004 contains certain allocations between Quiksilver, Inc. and its Guarantor Subsidiaries to conform to the current subsidiary structure under which the guarantees exist.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
CONDENSED CONSOLIDATING BALANCE SHEET
AT OCTOBER 31, 2005

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries(1)	Subsidiaries	Elimination	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,177	$20,816	$53,605	$—	$75,598
Trade accounts receivable, net	—	207,120	392,366	—	599,486
Other receivables	920	4,918	21,576	—	27,414
Inventories	—	118,548	268,888	(1,040)	386,396
Deferred income taxes	—	22,531	19,115	—	41,646
Prepaid expenses and other current assets	1,788	6,588	13,443	—	21,819

Total current assets	3,885	380,521	768,993	(1,040)	1,152,359

Fixed assets, net	2,679	66,604	172,696	—	241,979
Intangible assets, net	2,310	47,960	197,432	—	247,702
Goodwill	—	177,841	271,536	—	449,377
Investment in subsidiaries	578,719	—	—	(578,719)	—
Other assets	11,735	4,933	27,287	—	43,955
Assets held for sale	—	4,225	19,004	—	23,229

Total assets	$599,328	$682,084	$1,456,948	$(579,759)	$2,158,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$6,138	$213,975	$—	$220,113
Accounts payable	1,486	78,859	132,062	—	212,407
Accrued liabilities	18,237	29,777	134,665	294	182,973
Current portion of long-term debt	—	1,230	49,603	—	50,833
Income taxes payable	—	14,872	12,304	—	27,176
Intercompany balances	(63,906)	59,579	4,327	—	—

Total current liabilities	(44,183)	190,455	546,936	294	693,502

Long-term debt, net of current portion	431,944	76,456	131,948	—	640,348
Deferred income taxes	—	21,441	60,187	—	81,628

Total liabilities	387,761	288,352	739,071	294	1,415,478

Minority interest	—	—	10,241	—	10,241

Stockholders’/invested equity	211,567	393,732	707,636	(580,053)	732,882

Total liabilities and stockholders’ equity	$599,328	$682,084	$1,456,948	$(579,759)	$2,158,601

(1)	Includes balance sheets for certain of the Company’s domestic subsidiaries and the Company’s newly acquired domestic subsidiaries of Rossignol, except Cleveland Golf, from the date of acquisition of July 31, 2005.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
CONDENSED CONSOLIDATING BALANCE SHEET
AT OCTOBER 31, 2004

		Wholly-
		owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(1,070)	$9,489	$46,778	$—	$55,197
Trade accounts receivable, net	—	125,732	155,531	—	281,263
Other receivables	5,033	2,189	14,273	(5,330)	16,165
Inventories	—	105,252	75,035	(682)	179,605
Deferred income taxes	—	11,125	11,174	—	22,299
Prepaid expenses and other current assets	358	4,866	7,043	—	12,267

Total current assets	4,321	258,653	309,834	(6,012)	566,796

Fixed assets, net	510	53,456	68,821	—	122,787
Intangible assets, net	2,307	48,831	69,978	—	121,116
Goodwill	—	77,738	92,047	—	169,785
Investment in subsidiaries	325,854	—	—	(325,854)	—
Other assets	1,790	714	8,002	—	10,506

Total assets	$334,782	$439,392	$548,682	$(331,866)	$990,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$10,801	$—	$10,801
Accounts payable	1,689	33,820	69,545	—	105,054
Accrued liabilities	19,810	25,641	39,080	(5,436)	79,095
Current portion of long-term debt	—	1,230	9,074	—	10,304
Income taxes payable	—	14,606	3,836	—	18,442
Intercompany balances	(114,273)	2,774	111,499	—	—

Total current liabilities	(92,774)	78,071	243,835	(5,436)	223,696

Long-term debt, net of current portion	46,178	70,547	49,155	(2,671)	163,209
Deferred income taxes	—	21,607	(5,766)	—	15,841

Total liabilities	(46,596)	170,225	287,224	(8,107)	402,746

Stockholders’/invested equity	381,378	269,167	261,458	(323,759)	588,244

Total liabilities and stockholders’ equity	$334,782	$439,392	$548,682	$(331,866)	$990,990

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended October 31, 2005

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries (1)	Subsidiaries	Elimination	Consolidated

Revenues, net	$2,904	$809,018	$1,003,298	$(34,351)	$1,780,869
Cost of goods sold	—	492,575	491,150	(11,380)	972,345

Gross profit	2,904	316,443	512,148	(22,971)	808,524

Selling, general and administrative expense	31,690	238,373	379,939	(22,660)	627,342

Operating (loss) income	(28,786)	78,070	132,209	(311)	181,182
Interest expense	12,940	4,739	4,271	—	21,950
Foreign currency (gain) loss	(356)	481	(231)	—	(106)
Minority interest and other expense	—	—	992	—	992

(Loss) income before provision for income taxes	(41,370)	72,850	127,177	(311)	158,346
Provision for income taxes	(14,972)	29,078	36,864	256	51,226

Net (loss) income	$(26,398)	$43,772	$90,313	$(567)	$107,120

(1)	Includes the results of operation for certain of the Company’s domestic subsidiaries and the Company’s newly acquired domestic subsidiaries of Rossignol, except Cleveland Golf, from the date of acquisition of July 31, 2005.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended October 31, 2004

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues, net	$685	$648,119	$644,819	$(26,684)	$1,266,939
Cost of goods sold	—	383,383	312,558	(7,161)	688,780

Gross profit	685	264,736	332,261	(19,523)	578,159

Selling, general and administrative expense	19,244	195,545	250,368	(18,936)	446,221

Operating (loss) income	(18,559)	69,191	81,893	(587)	131,938
Interest (income) expense	(7,156)	2,569	10,977	—	6,390
Foreign currency loss	1,390	1,403	68	—	2,861
Other expense	—	—	695	—	695

(Loss) income before provision for income taxes	(12,793)	65,219	70,153	(587)	121,992
Provision for income taxes	(4,804)	24,271	21,156	—	40,623

Net (loss) income	$(7,989)	$40,948	$48,997	$(587)	$81,369

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended October 31, 2003

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues, net	$670	$496,385	$497,571	$(19,621)	$975,005
Cost of goods sold	—	296,586	249,441	(4,274)	541,753

Gross profit	670	199,799	248,130	(15,347)	433,252

Selling, general and administrative expense	13,202	154,291	179,960	(15,266)	332,187

Operating (loss) income	(12,532)	45,508	68,170	(81)	101,065
Interest (income) expense	(5,539)	2,819	10,987	—	8,267
Foreign currency loss	558	214	1,471	—	2,243
Other expense	—	—	488	—	488

(Loss) income before provision for income taxes	(7,551)	42,475	55,224	(81)	90,067
Provision for income taxes	(2,810)	15,779	18,582	—	31,551

Net (loss) income	$(4,741)	$26,696	$36,642	$(81)	$58,516

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
CONSOLIDATING STATEMENT OF CASH FLOW
Year Ended October 31, 2005

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries(1)	Subsidiaries	Consolidated

Cash flows from operating activities:
Net income	$(26,398)	$43,772	$89,746	$107,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246	16,036	25,582	41,864
Provision for doubtful accounts	—	1,665	1,956	3,621
Loss on sale of fixed assets	(3)	1,207	2,240	3,444
Foreign currency gain	(221)	—	—	(221)
Interest accretion	—	—	1,319	1,319
Deferred income taxes	—	1,783	1,878	3,661
Changes in operating assets and liabilities:
Trade accounts receivable	—	(62,277)	(166,584)	(228,861)
Other receivables	4,386	(2,659)	7,222	8,949
Inventories	—	22,431	4,909	27,340
Prepaid expenses and other current assets	(18)	32	(775)	(761)
Other assets	421	(1,623)	(6,043)	(7,245)
Accounts payable	(203)	12,409	10,327	22,533
Accrued liabilities	(10,081)	11,934	5,696	7,549
Income taxes payable	—	2,351	5,923	8,274

Net cash (used in) provided by operating activities	(31,871)	47,061	(16,604)	(1,414)

Cash flows from investing activities:
Capital expenditures	(2,473)	(30,176)	(38,209)	(70,858)
Business acquisitions, net of cash acquired	(231,948)	(11,885)	(8,032)	(251,865)

Net cash used in investing activities	(234,421)	(42,061)	(46,241)	(322,723)

Cash flows from financing activities:
Borrowings on lines of credit	—	6,208	117,768	123,976
Payments on lines of credit	—	(51,876)	(45,925)	(97,801)
Borrowings on long-term debt	484,843	9,630	135,983	630,456
Payments on long-term debt	(140,705)	(82,524)	(93,724)	(316,953)
Proceeds from stock option exercises	8,188	—	—	8,188
Intercompany	(81,518)	98,221	(16,703)	—

Net cash provided by (used in) financing activities	270,808	(20,341)	97,399	347,866

Effect of exchange rate changes on cash	(2,269)	493	(1,552)	(3,328)

Net increase (decrease) in cash and cash equivalents	2,247	(14,848)	33,002	20,401
Cash and cash equivalents, beginning of period	(1,070)	35,694	20,573	55,197

Cash and cash equivalents, end of period	$1,177	$20,846	$53,575	$75,598

(1)	Includes the cash flows for certain of the Company’s domestic subsidiaries and the Company’s newly acquired domestic subsidiaries of Rossignol, except Cleveland Golf, from the date of acquisition of July 31, 2005.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
CONSOLIDATING STATEMENT OF CASH FLOW
Year Ended October 31, 2004

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities:
Net income	$(7,989)	$40,948	$48,410	$81,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	722	12,332	13,793	26,847
Provision for doubtful accounts	—	3,381	2,742	6,123
Loss on sale of fixed assets	—	792	969	1,761
Foreign currency loss	(159)	—	—	(159)
Interest accretion	—	—	1,368	1,368
Deferred income taxes	—	6,363	(3,552)	2,811
Changes in operating assets and liabilities:
Trade accounts receivable	—	(33,098)	(753)	(33,851)
Other receivables	782	203	(2,007)	(1,022)
Inventories	—	(5,176)	(7,964)	(13,140)
Prepaid expenses and other current assets	303	2,070	(1,249)	1,124
Other assets	(288)	959	(406)	265
Accounts payable	661	1,169	20,183	22,013
Accrued liabilities	1,488	15,194	5,271	21,953
Income taxes payable	—	15,753	(2,620)	13,133

Net cash (used in) provided by operating activities	(4,480)	60,890	74,185	130,595

Cash flows from investing activities:
Capital expenditures	(5,019)	(18,524)	(28,914)	(52,457)
Business acquisitions, net of cash acquired	—	(65,074)	(5,545)	(70,619)

Net cash used in investing activities	(5,019)	(83,598)	(34,459)	(123,076)

Cash flows from financing activities:
Borrowings on lines of credit	—	75,000	8,482	83,482
Payments on lines of credit	(14,900)	(27,921)	(21,124)	(63,945)
Borrowings on long-term debt	—	—	5,592	5,592
Payments on long-term debt	—	(3,647)	(10,831)	(14,478)
Proceeds from stock option exercises	9,718	—	—	9,718
Intercompany	14,846	(20,884)	6,038	—

Net cash provided by financing activities	9,664	22,548	(11,843)	20,369

Effect of exchange rate changes on cash	—	—	(557)	(557)

Net increase in cash and cash equivalents	165	(160)	27,326	27,331
Cash and cash equivalents, beginning of period	(1,235)	9,649	19,452	27,866

Cash and cash equivalents, end of period	$(1,070)	$9,489	$46,778	$55,197

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2005, 2004 and 2003
CONSOLIDATING STATEMENT OF CASH FLOW
Year Ended October 31, 2003

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities:
Net income	$(4,741)	$26,696	$36,561	$58,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	9,667	10,981	21,185
Provision for doubtful accounts	—	3,689	2,066	5,755
Loss on sale of fixed assets	—	3	180	183
Foreign currency loss	23	—	—	23
Interest accretion	—	—	902	902
Deferred income taxes	—	685	(3,609)	(2,924)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(4,462)	(14,937)	(19,399)
Other receivables	(606)	1,226	(1,184)	(564)
Inventories	—	(17,035)	(13,638)	(30,673)
Prepaid expenses and other current assets	(142)	(407)	(2,299)	(2,848)
Other assets	(1,407)	(899)	(809)	(3,115)
Accounts payable	201	373	(1,968)	(1,394)
Accrued liabilities	7,564	(5,867)	(785)	912
Income taxes payable	—	13,105	(3,073)	10,032

Net cash provided by operating activities	1,429	26,774	8,388	36,591

Cash flows from investing activities:
Capital expenditures	(634)	(17,610)	(14,827)	(33,071)
Business acquisitions, net of cash acquired	(24,226)	(5,750)	(1,219)	(31,195)

Net cash used in investing activities	(24,860)	(23,360)	(16,046)	(64,266)

Cash flows from financing activities:
Borrowings on lines of credit	38,421	58,910	1,779	99,110
Payments on lines of credit	—	(56,807)	—	(56,807)
Borrowings on long-term debt	—	—	16,126	16,126
Payments on long-term debt	—	(13,730)	(7,980)	(21,710)
Proceeds from stock option exercises	11,330	—	—	11,330
Intercompany	(27,607)	20,849	6,758	—

Net cash provided by (used in) financing activities	22,144	9,222	16,683	48,049

Effect of exchange rate changes on cash	—	—	4,895	4,895

Net increase in cash and cash equivalents	(1,287)	12,636	13,920	25,269
Cash and cash equivalents, beginning of period	52	(2,987)	5,532	2,597

Cash and cash equivalents, end of period	$(1,235)	$9,649	$19,452	$27,866

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 17, 2006
QUIKSILVER, INC.
(Registrant)

By:	/s/ Robert B. McKnight, Jr.	By:	/s/ Steven L. Brink

	Robert B. McKnight, Jr.		Steven L. Brink
	Chairman of the Board and Chief Executive Officer		Chief Financial Officer and Treasurer
KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Robert B. McKnight, Jr. and Steven L. Brink, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date Signed

/s/ Robert B. McKnight, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 17, 2006
Robert B. McKnight, Jr.

/s/ Steven L. Brink	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 17, 2006
Steven L. Brink

/s/ Bernard Mariette	President and Director	January 17, 2006
Bernard Mariette

/s/ Charles S. Exon	Executive Vice President, General Counsel and Director
Charles Exon		January 17, 2006

/s/ Douglas K. Ammerman	Director	January 17, 2006
Douglas K. Ammerman

/s/ William M. Barnum, Jr.	Director	January 17, 2006
William M. Barnum, Jr.

	Director	January 17, 2006
Laurent Boix-Vives

Signatures	Title	Date Signed

/s/ Charles E. Crowe	Director	January 17, 2006
Charles E. Crowe

/s/ Michael H. Gray	Director	January 17, 2006
Michael H. Gray

/s/ Timothy Harmon	Director	January 17, 2006
Timothy Harmon

/s/ Franck Riboud	Director	January 17, 2006
Franck Riboud

/s/ Tom Roach	Director	January 17, 2006
Tom Roach

EXHIBIT INDEX
DESCRIPTION

Exhibit
Number

2.1	English Translation of the Acquisition Agreement, dated April 12, 2005, between the Company and Mr. Laurent Boix-Vives, Ms. Jeannine Boix-Vives, Ms. Christine Simon, Ms. Sylvie Bernard and SDI Société de Services et Développement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 18, 2005).
2.2	Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2004).
2.3	First Amendment to the Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated May 3, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 18, 2004).
2.4	Merger Agreement, dated November 18, 2002, by and among Quiksilver, Inc., Quiksilver Australia Pty Ltd., QSJ Holdings Pty Ltd., Ug Manufacturing Co. Pty Ltd., Quiksilver Japan K.K., and certain shareholders of Ug Manufacturing Co. Pty Ltd. and Quiksilver Japan K.K. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 2, 2003).
3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).
3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).
4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).
10.1	Registration Rights Agreement for the 6 7/8% Senior Notes due 2015 dated as of July 22, 2005, among Quiksilver, Inc., certain subsidiaries of Quiksilver, Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 25, 2005)
10.2	Purchase Agreement for the 6 7/8% Senior Notes due 2015 dated July 14, 2005, among Quiksilver, Inc., certain subsidiaries of Quiksilver, Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005).
10.3	English translation of Subscription Agreement for the 3.231% EUR 50,000,000 notes due July, 2010 dated July 11, 2005 among Skis Rossignol S.A. and certain subsidiaries and Societe Generale Bank & Trust (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005).
10.4	Amended and Restated Credit Agreement, dated as of June 3, 2005, by and among the Company, Quiksilver Americas, Inc., the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger (the “Amended and Restated Credit Agreement”) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).
10.5	First Amendment to the Amended and Restated Credit Agreement dated October 28, 2005.
10.6	Second Amendment to the Amended and Restated Credit Agreement dated January 13, 2006.

Exhibit
Number

10.7	Form of Indemnity Agreement between Quiksilver, Inc. and individual directors and officers of Quiksilver, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1996).(1)
10.8	Quiksilver, Inc. Annual Incentive Plan, as restated (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).(1)
10.9	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option Agreements (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).(1)
10.10	Quiksilver, Inc. 1996 Stock Option Plan, together with form Stock Option Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1996).(1)
10.11	Quiksilver, Inc. 1998 Nonemployee Directors’ Stock Option Plan, together with form Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).(1)
10.12	Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 27, 2005).(1)
10.13	Employment Agreement between Bernard Mariette and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 27, 2005).(1)
10.14	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 27, 2005).(1)
10.15	Employment Agreement between Steven L. Brink and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 27, 2005).(1)
10.16	Quiksilver, Inc. Written Description of Nonemployee Director Compensation (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).(1)
10.17	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).(1)
10.18	Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005).(1)
10.19	English translation for the Roger Cleveland Shareholders’ Agreement between Quiksilver, Rossignol Ski Company, Inc., Skis Rossignol, S.A., Laurent Boix-Vives, Jeannine Boix-Vives, Christine Simon, Sylvie Bernard and SDI Société Service et Developpement dated April 12, 2005 (incorporated by reference to Exhibit 2.7 of Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on April 18, 2005).
10.20	English Translation of the Service Provision Agreement between Quiksilver, Inc. and Service Expansion International dated April 12, 2005.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Quiksilver, Inc.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003

(1)	Management contract or compensatory plan.