Form 10-Q
period 2006-01-31
QUIKSILVER INC
filed 2006-03-13
CIK 805305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
( Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14229
QUIKSILVER, INC.
(Exact name of registrant as specified in its charter)

Delaware ( State or other jurisdiction of incorporation or organization)	33-0199426 (I.R.S. Employer Identification Number)
15202 Graham Street
Huntington Beach, California
92649
(Address of principal executive offices)
(Zip Code)
(714) 889-2200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑                      Accelerated Filer ☐                      Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at
March 6, 2006 was
122,036,050

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
In thousands, except share amounts	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$109,365	$75,598
Trade accounts receivable, less allowances of $16,543 (2006) and $10,727 (2005)	533,468	599,486
Other receivables	18,314	27,414
Inventories	406,542	386,396
Deferred income taxes	41,768	41,646
Prepaid expenses and other current assets	28,362	21,819

Total current assets	1,137,819	1,152,359

Fixed assets, less accumulated depreciation and amortization of $139,981 (2006) and $121,453 (2005)	239,632	241,979
Intangible assets, net	248,308	247,702
Goodwill	456,200	449,377
Other assets	45,009	43,955
Assets held for sale	23,280	23,229

Total assets	$2,150,248	$2,158,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$247,459	$220,113
Accounts payable	222,697	212,407
Accrued liabilities	164,346	182,973
Current portion of long-term debt	16,299	50,833
Income taxes payable	17,632	27,176

Total current liabilities	668,433	693,502

Long-term debt, net of current portion	635,289	640,348
Deferred income taxes	77,331	81,628

Total liabilities	1,381,053	1,415,478

Minority interest	9,015	10,241

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 185,000,000; issued shares — 124,581,250 (2006) and 124,093,392 (2005)	1,245	1,241
Additional paid-in capital	251,590	242,284
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	484,646	466,043
Accumulated other comprehensive income	29,477	30,092

Total stockholders’ equity	760,180	732,882

Total liabilities and stockholders’ equity	$2,150,248	$2,158,601

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended January 31,
In thousands, except per share amounts	2006	2005
Revenues, net	$541,142	$342,860
Cost of goods sold	292,581	189,954

Gross profit	248,561	152,906

Selling, general and administrative expense	211,305	129,483

Operating income	37,256	23,423

Interest expense	12,591	1,789
Foreign currency (gain) loss	(497)	463
Minority interest and other (income) expense	(1,226)	206

Income before provision for income taxes	26,388	20,965

Provision for income taxes	7,785	6,751

Net income	$18,603	$14,214

Net income per share	$0.15	$0.12

Net income per share, assuming dilution	$0.15	$0.12

Weighted average common shares outstanding	121,434	117,592

Weighted average common shares outstanding, assuming dilution	127,240	123,154

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended January 31,
In thousands	2006	2005
Net income	$18,603	$14,214
Other comprehensive income (loss):
Foreign currency translation adjustment	71	10,032
Net unrealized (loss) income on derivative instruments, net of tax of ($360) (2006), $389 (2005)	(686)	473

Comprehensive income	$17,988	$24,719

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended January 31,
In thousands	2006	2005
Cash flows from operating activities:
Net income	$18,603	$14,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,503	7,802
Stock based compensation	5,760	—
Provision for doubtful accounts	1,134	1,970
Loss on sale of fixed assets	100	43
Foreign currency loss	—	232
Interest accretion	—	496
Minority interest	(1,226)	—
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	60,583	30,529
Other receivables	9,323	5,808
Inventories	(20,330)	(55,760)
Prepaid expenses and other current assets	(6,831)	(6,387)
Other assets	(3,184)	(3,306)
Accounts payable	9,574	34,441
Accrued liabilities	(13,407)	(15,209)
Income taxes payable	(3,142)	(900)

Net cash provided by operating activities	72,460	13,973

Cash flows from investing activities:
Capital expenditures	(13,038)	(10,208)
Business acquisitions, net of cash acquired	(13,133)	(9,115)

Net cash used in investing activities	(26,171)	(19,323)

Cash flows from financing activities:
Borrowings on lines of credit	119,953	19,217
Payments on lines of credit	(96,746)	(4,428)
Borrowings on long-term debt	49,302	18,091
Payments on long-term debt	(87,281)	(3,102)
Proceeds from stock option exercises	2,156	2,198

Net cash (used in) provided by financing activities	(12,616)	31,976

Effect of exchange rate changes on cash	94	756

Net increase in cash and cash equivalents	33,767	27,382
Cash and cash equivalents, beginning of period	75,598	55,197

Cash and cash equivalents, end of period	$109,365	$82,579

Supplementary cash flow information:
Cash paid during the period for:
Interest	$4,352	$1,438

Income taxes	$14,079	$6,190

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation
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
Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 2006 and 2005. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2005 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.
2.	New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s consolidated financial position, results of operation or cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 in the first quarter of fiscal 2007, but does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The Company adopted this standard during the three months ended January 31, 2006 using the modified prospective method. See Note 3 for a description of the impact of this standard on the Company’s financial statements.
3.	Stock Based Compensation
On November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R). Prior to November 1, 2005, the Company had accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB 25, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the three months ended January 31, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after November 1, 2005, based

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated.
As a result of adopting SFAS No. 123(R), during the three months ended January 31, 2006, the Company’s net income is $4.1 million lower than if it had continued to account for stock based compensation under APB 25 as it did for the three months ended January 31, 2005. Basic and diluted earnings per share for the three months ended January 31, 2006 would have been $0.19 and $0.18, respectively, if the Company had not adopted SFAS No. 123(R), compared to basic and diluted earnings per share of $0.15 and $0.15, respectively. Compensation expense was included as selling, general and administrative expense for the period. The impact on cost of goods sold was not significant. The adoption of SFAS No. 123(R) had no impact on the Company’s cash flows.
Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the three months ended January 31, 2006 and 2005 options were valued assuming risk-free interest rates of 4.5% and 4.1%, respectively, volatility of 44.9% and 54.2%, respectively, zero dividend yield, and expected lives of 5.2 years. The weighted average fair value of options granted was $6.32 and $7.47 for the three months ended January 31, 2006 and 2005, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of January 31, 2006, the Company had approximately $29.6 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.2 years.
The reported net income and net income per share for the three months ended January 31, 2005 have been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard for the three months ended January 31, 2005.

Three months ended
In thousands	January 31, 2005
Actual net income	$14,214
Less stock-based employee compensation expense determined under the fair value based method	1,814

Pro forma net income	$12,400

Actual net income per share	$0.12

Pro forma net income per share	$0.11

Actual net income per share, assuming dilution	$0.12

Pro forma net income per share, assuming dilution	$0.10

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	Inventories
Inventories consist of the following:

	January 31,	October 31,
In thousands	2006	2005
Raw materials	$50,385	$46,659
Work in-process	10,571	10,416
Finished goods	345,586	329,321

	$406,542	$386,396

5.	Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	January 31, 2006			October 31, 2005
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$5,238	$(1,454)	$3,784	$5,135	$(1,349)	$3,786
Amortizable licenses	10,074	(3,190)	6,884	10,081	(2,940)	7,141
Other amortizable intangibles	28,719	(3,102)	25,617	28,757	(2,022)	26,735
Non-amortizable trademarks	212,023	—	212,023	210,040	—	210,040

	$256,054	$(7,746)	$248,308	$254,013	$(6,311)	$247,702

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the three months ended January 31, 2006 and 2005 was $1.4 million and $0.6 million, respectively. Annual amortization expense is estimated to be approximately $5.3 million in the fiscal year ending October 31, 2006, approximately $5.0 million in the fiscal year ending October 31, 2007 and approximately $3.8 million in the fiscal years ending October 31, 2009 and 2010. Goodwill related to the Company’s geographic segments is as follows:

	January 31,	October 31,
In thousands	2006	2005
Americas	$145,078	$144,948
Europe	180,259	175,392
Asia/Pacific	130,863	129,037

	$456,200	$449,377

Goodwill increased $6.0 million during the three months ended January 31, 2006, primarily as a result of the Rossignol and other acquisitions and increased $0.8 million due to the effect of foreign currency exchange rates.
6.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	January 31,	October 31,
In thousands	2006	2005
Foreign currency translation adjustment	$27,801	$27,730
Gain on cash flow hedges and interest rate swaps	1,676	2,362

	$29,477	$30,092

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, winter sports and golf equipment, footwear, accessories and related products. The Company operates in three geographic segments, the Americas, Europe and Asia/Pacific. Costs that support all three geographic segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues.
Information related to the Company’s geographical segments is as follows:

	Three months ended January 31,
In thousands	2006	2005
Revenues, net:
Americas	$220,718	$159,274
Europe	261,152	132,590
Asia/Pacific	58,342	50,450
Corporate operations	930	546

	$541,142	$342,860

Gross profit:
Americas	$87,782	$62,424
Europe	134,708	65,628
Asia/Pacific	25,812	24,282
Corporate operations	259	572

	$248,561	$152,906

Operating income:
Americas	$3,963	$8,691
Europe	43,253	14,977
Asia/Pacific	2,968	7,355
Corporate operations	(12,928)	(7,600)

	$37,256	$23,423

Identifiable assets:
Americas	$732,802	$425,543
Europe	1,056,223	480,001
Asia/Pacific	303,862	136,603
Corporate operations	57,361	30,704

	$2,150,248	$1,072,851

8.	Derivative Financial Instruments
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A gain of $0.1 million was recognized related to these types of contracts during the three months ended January 31, 2006. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of January 31, 2006, the Company was hedging forecasted transactions expected to occur through November 2007. Assuming exchange rates at January 31, 2006 remain constant, $1.8 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 22 months. Also included in accumulated other comprehensive income at January 31, 2006 is the fair value of interest rate swaps, totaling a loss of $0.1 million, net of tax, which is related to the Company’s U.S. dollar denominated long-term debt, which matures through fiscal 2007.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended January 31, 2006, the Company reclassified into earnings a net gain of $0.7 million resulting from the expiration, sale, termination, or exercise of derivative contracts.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.
A summary of derivative contracts at January 31, 2006 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
U.S. dollars	$187,217	Feb 2006 – Nov 2007	$3,344
British pound	9,723	Feb 2006 – Nov 2006	(107)
Interest rate swap	36,971	April 2006 – Sept 2009	(128)

	$233,911		$3,109

9.	Business Acquisitions
Effective July 31, 2005, the Company acquired Skis Rossignol SA (“Rossignol”), a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The Company has included the operations of Rossignol in its results since August 1, 2005. The purchase price, excluding transaction costs, included cash of approximately $208.3 million, approximately 2.2 million restricted shares of the Company’s common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. Estimated transaction costs totaled

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
approximately $16.0 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for 5 days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35% (currently 4.65%). The mandatory purchase of the remaining Rossignol shares was required under French law as the Company had obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer. The purchase of these shares was completed in the quarter ended October 31, 2005 and the Company now owns 100% of the shares in Rossignol. Upon the future exercise of the Rossignol stock options, the Company will purchase the newly issued shares from the Rossignol stock option holders, retaining 100% ownership in Rossignol. These Rossignol stock options are treated as variable for accounting purposes and subsequent changes in the value of these stock options are recorded as compensation expense in the Company’s consolidated statement of income. The Company acquired a majority interest in Cleveland Golf when it acquired Rossignol, but certain former owners of Cleveland Golf retained a minority interest of 36.37%. The Company and the minority owners have entered into a put/call arrangement whereby the minority owners of Cleveland Golf can require the Company to buy all of their interest in Cleveland Golf after 4.5 years and the Company can buy their interest at its option after 7 years, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profits and the Company’s price-earnings ratio. As a result of the minority interest and put/call arrangement, the Company will account for Cleveland Golf as a step acquisition. In a step acquisition, where less than 100% of an entity is acquired, only a portion of the fair value adjustments are recorded in the acquiring company’s balance sheet equal to the percentage ownership in the acquired company. Based on this step acquisition accounting, the Company has recorded 63.63% of the fair value adjustments for Cleveland Golf in its balance sheet. Goodwill arises from synergies the Company believes can be achieved integrating Rossignol’s brands, products and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of customer relationships, patents and athlete contracts with estimated useful lives of twenty, seven and two years, respectively. The acquired trademarks are non-amortizing as they have been determined to have indefinite lives.
The allocation of purchase price is based on preliminary estimates and is subject to change (see Note 11). The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Rossignol acquisition in accordance with the purchase method of accounting:

July 31,
In thousands	2005
Cash acquired	$64,396
Accounts receivable	96,763
Inventory	233,909
Other current assets	21,548
Fixed assets	115,321
Deferred income taxes	3,572
Other assets	3,296
Amortizing intangible assets	20,400
Trademarks	94,700
Goodwill	250,242

Total assets acquired	904,147

Other liabilities	183,641
Long term debt and lines of credit	365,126
Deferred income taxes	40,657
Minority interest	10,109

Net assets acquired	$304,614

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration plan (“the Plan”). As of January 31, 2006 the Company has recognized approximately $29.6 million of liabilities related to the plan. See Note 11 for further description of the Plan.
Effective August 1, 2005, the Company acquired 11 retail stores in Australia from Surfection Pty Ltd, Manly Boardriders Pty Ltd. and Sydney Boardriders Pty Ltd. (“Surfection”). The operations of Surfection have been included in the Company’s results since August 1, 2005. The initial purchase price, excluding transaction costs, included cash of approximately $21.4 million. Transaction costs totaled approximately $1.0 million. The sellers are entitled to additional payments ranging from zero to approximately $17.1 million if certain sales and margin targets are achieved through September 30, 2008. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies the Company believes can be achieved through Surfection’s retail expertise and store presence in key locations in Australia, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of non-compete agreements with estimated useful lives of five years.
The allocation of purchase price is based on preliminary estimates and is subject to change based on the finalization of the purchase price allocation. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Surfection acquisition in accordance with the purchase method of accounting:

August 1,
In thousands	2005
Inventory and other current assets	$3,239
Fixed assets	4,839
Amortizing intangible assets	2,400
Goodwill	19,335

Total assets acquired	29,813

Other liabilities	7,419

Net assets acquired	$22,394

The Company paid cash of approximately $13.1 million during the three months ended January 31, 2006, of which $5.8 million relates to a payment to the former owners of the Asia/Pacific business and the remaining $7.3 million relates primarily to acquisitions of certain other distributors and retail store locations.
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
11.	Rossignol Integration Plan and Pre-acquisition Restructuring Plan
In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of newly acquired Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. The Company has not finalized the Plan, but as of January 31, 2006 has recognized approximately $29.6 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe and the relocation of the Company’s wintersports equipment sales and distribution

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are charged to earnings as incurred. Certain facilities owned by the acquired company are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, total approximately $23.3 million at January 31, 2006. The Plan has not been finalized as it relates primarily to manufacturing and distribution facilities outside of the United States, and the Company’s estimates of expected costs related to the U.S. aspects of the Plan may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and redundant functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If the Company has overestimated these costs, the excess will reduce goodwill in future periods. Conversely, if the Company has underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.
Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	and Other	Total
Recorded in purchase price allocation	$3,673	$1,574	$5,247
Adjustment to purchase price allocation	17,463	752	18,215
Cash payments	(17)	(44)	(61)
Foreign currency translation	(83)	(6)	(89)

Balance, October 31, 2005	21,036	2,276	23,312

Adjustment to purchase price allocation	4,328	1,799	6,127
Cash payments	(558)	(29)	(587)
Foreign currency translation	34	—	34

Balance, January 31, 2006	$24,840	$4,046	$28,886

Prior to the acquisition of Rossignol, a restructuring plan was announced related to Rossignol’s French manufacturing facilities (“Pre-acquisition Restructuring Plan”). The costs associated with the Pre-acquisition Restructuring Plan consist of termination benefits achieved through voluntary early retirement and voluntary termination of certain employees.
Activity and liability balances recorded as part of the Pre-acquisition Restructuring Plan are as follows:

In thousands	Workforce
Balance, October 31, 2005	$4,054
Cash payments	(187)
Foreign currency translation	8

Balance, January 31, 2006	$3,875

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.	Condensed Consolidating Financial Information
The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries. Cleveland Golf is expected to be added as a guarantor subsidiary during the three months ended April 30, 2006. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of January 31, 2006 and October 31, 2005 and for the three months ended January 31, 2006 and 2005. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Prior to November 1, 2004, certain of the Company’s guarantor subsidiaries did not exist and were created as part of an internal restructuring on that date. As a result, information presented prior to November 1, 2004 contains certain allocations between Quiksilver, Inc. and its guarantor subsidiaries to conform to the current subsidiary structure under which the guarantees exist. Due to the seasonality of the Company’s quarterly operations, management has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries for interim reporting purposes. In our consolidated financial statements for the fiscal year ending October 31, 2006, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
At January 31, 2006

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$426	$11,370	$97,569	$—	$109,365
Trade accounts receivable, net	—	175,170	358,298	—	533,468
Other receivables	719	1,113	16,482	—	18,314
Inventories	—	118,113	289,422	(993)	406,542
Deferred income taxes	—	22,543	19,225	—	41,768
Prepaid expenses and other current assets	2,237	8,968	17,157	—	28,362

Total current assets	3,382	337,277	798,153	(993)	1,137,819

Fixed assets, net	3,430	65,960	170,242	—	239,632
Intangible assets, net	2,450	47,936	197,922	—	248,308
Goodwill	—	124,161	332,039	—	456,200
Investment in subsidiaries	579,979	—	—	(579,979)	—
Other assets	12,721	5,022	27,266	—	45,009
Assets held for sale	—	4,225	19,055	—	23,280

Total assets	$601,962	$584,581	$1,544,677	$(580,972)	$2,150,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$5,234	$242,225	$—	$247,459
Accounts payable	1,371	51,877	169,449	—	222,697
Accrued liabilities	19,145	28,501	116,569	131	164,346
Current portion of long-term debt	—	1,230	15,069	—	16,299
Income taxes payable	—	12,092	5,540	—	17,632
Intercompany balances	31,720	15,002	(46,722)	—	—

Total current liabilities	52,236	113,936	502,130	131	668,433

Long-term debt, net of current portion	432,031	98,747	104,511	—	635,289
Deferred income taxes	—	37,689	39,642	—	77,331

Total liabilities	484,267	250,372	646,283	131	1,381,053

Minority interest	9,015	—	—	—	9,015
Stockholders’/invested equity	108,680	334,209	898,394	(581,103)	760,180

Total liabilities and stockholders’ equity	$601,962	$584,581	$1,544,677	$(580,972)	$2,150,248

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
At October 31, 2005

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,177	$20,816	$53,605	$—	$75,598
Trade accounts receivable, net	—	207,120	392,366	—	599,486
Other receivables	920	4,918	21,576	—	27,414
Inventories	—	118,548	268,888	(1,040)	386,396
Deferred income taxes	—	22,531	19,115	—	41,646
Prepaid expenses and other current assets	1,788	6,588	13,443	—	21,819

Total current assets	3,885	380,521	768,993	(1,040)	1,152,359

Fixed assets, net	2,679	66,604	172,696	—	241,979
Intangible assets, net	2,310	47,960	197,432	—	247,702
Goodwill	—	177,841	271,536	—	449,377
Investment in subsidiaries	578,719	—	—	(578,719)	—
Other assets	11,735	4,933	27,287	—	43,955
Assets held for sale	—	4,225	19,004	—	23,229

Total assets	$599,328	$682,084	$1,456,948	$(579,759)	$2,158,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$6,138	$213,975	$—	$220,113
Accounts payable	1,486	78,859	132,062	—	212,407
Accrued liabilities	18,237	29,777	134,665	294	182,973
Current portion of long-term debt	—	1,230	49,603	—	50,833
Income taxes payable	—	14,872	12,304	—	27,176
Intercompany balances	(63,906)	59,579	4,327	—	—

Total current liabilities	(44,183)	190,455	546,936	294	693,502

Long-term debt, net of current portion	431,944	76,456	131,948	—	640,348
Deferred income taxes	—	21,441	60,187	—	81,628

Total liabilities	387,761	288,352	739,071	294	1,415,478

Minority interest	—	—	10,241	—	10,241

Stockholders’/invested equity	211,567	393,732	707,636	(580,053)	732,882

Total liabilities and stockholders’ equity	$599,328	$682,084	$1,456,948	$(579,759)	$2,158,601

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended January 31, 2006

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenues, net	$13	$189,490	$361,122	$(9,483)	$541,142
Cost of goods sold	—	115,346	184,999	(7,764)	292,581

Gross profit	13	74,144	176,123	(1,719)	248,561

Selling, general and administrative expense	11,990	66,727	134,231	(1,643)	211,305

Operating (loss) income	(11,977)	7,417	41,892	(76)	37,256
Interest expense	9,135	1,115	2,341	—	12,591
Foreign currency (gain) loss	89	96	(682)	—	(497)
Minority interest and other expense	(1,226)	—	—	—	(1,226)

(Loss) income before provision for income taxes	(19,975)	6,206	40,233	(76)	26,388
Provision for income taxes	(5,893)	1,831	11,847	—	7,785

Net (loss) income	$(14,082)	$4,375	$28,386	$(76)	$18,603

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended January 31, 2005

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenues, net	$732	$164,153	$186,080	$(8,105)	$342,860
Cost of goods sold	—	100,499	92,598	(3,143)	189,954

Gross profit	732	63,654	93,482	(4,962)	152,906

Selling, general and administrative expense	7,249	55,985	71,280	(5,031)	129,483

Operating (loss) income	(6,517)	7,669	22,202	69	23,423
Interest expense	(4)	1,269	524	—	1,789
Foreign currency (gain) loss	240	190	33	—	463
Minority interest and other expense	—	—	206	—	206

(Loss) income before provision for income taxes	(6,753)	6,210	21,439	69	20,965
Provision for income taxes	(2,175)	2,000	6,926	—	6,751

Net (loss) income	$(4,578)	$4,210	$14,513	$69	$14,214

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended January 31, 2006

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(14,082)	$4,375	$28,310	$18,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120	4,633	10,750	15,503
Stock based compensation	5,760	—	—	5,760
Provision for doubtful accounts	—	(679)	1,813	1,134
Loss on sale of fixed assets	—	4	96	100
Minority interest	(1,226)	—	—	(1,226)
Changes in operating assets and liabilities:
Trade accounts receivable	—	30,839	29,744	60,583
Other receivables	201	3,495	5,627	9,323
Inventories	—	(574)	(19,756)	(20,330)
Prepaid expenses and other current assets	85	(2,450)	(4,466)	(6,831)
Other assets	(253)	(192)	(2,739)	(3,184)
Accounts payable	(115)	(25,776)	35,465	9,574
Accrued liabilities	923	(1,627)	(12,703)	(13,407)
Income taxes payable	—	(922)	(2,220)	(3,142)

Net cash (used in) provided by operating activities	(8,587)	11,126	69,921	72,460

Cash flows from investing activities:
Capital expenditures	(1,011)	(4,163)	(7,864)	(13,038)
Business acquisitions, net of cash acquired	(1,972)	—	(11,161)	(13,133)

Net cash used in investing activities	(2,983)	(4,163)	(19,025)	(26,171)

Cash flows from financing activities:
Borrowings on lines of credit	—	5,154	114,799	119,953
Payments on lines of credit	—	(6,062)	(90,684)	(96,746)
Borrowings on long-term debt	(1,267)	22,600	27,969	49,302
Payments on long-term debt	—	(309)	(86,972)	(87,281)
Proceeds from stock option exercises	2,156	—	—	2,156
Intercompany	9,843	(37,081)	27,238	—

Net cash provided by (used in) financing activities	10,732	(15,698)	(7,650)	(12,616)

Effect of exchange rate changes on cash	87	(711)	718	94

Net increase (decrease) in cash and cash equivalents	(751)	(9,446)	43,964	33,767
Cash and cash equivalents, beginning of period	1,177	20,816	53,605	75,598

Cash and cash equivalents, end of period	$426	$11,370	$97,569	$109,365

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended January 31, 2005

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(4,578)	$4,210	$14,582	$14,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214	3,473	4,115	7,802
Provision for doubtful accounts	—	497	1,473	1,970
Loss on sale of fixed assets	—	—	43	43
Foreign currency gain	232	—	—	232
Interest accretion	—	—	496	496
Changes in operating assets and liabilities:
Trade accounts receivable	—	13,450	17,079	30,529
Other receivables	—	(147)	5,955	5,808
Inventories	—	(16,037)	(39,723)	(55,760)
Prepaid expenses and other current assets	(1,231)	(50)	(5,106)	(6,387)
Other assets	(94)	(311)	(2,901)	(3,306)
Accounts payable	3,500	4,082	26,859	34,441
Accrued liabilities	4,065	(18,860)	(414)	(15,209)
Income taxes payable	—	(1,517)	617	(900)

Net cash (used in) provided by operating activities	2,108	(11,210)	23,075	13,973

Cash flows from investing activities:
Capital expenditures	(1,600)	(4,721)	(3,887)	(10,208)
Business acquisitions, net of cash acquired	—	(3,331)	(5,784)	(9,115)

Net cash used in investing activities	(1,600)	(8,052)	(9,671)	(19,323)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	19,217	19,217
Payments on lines of credit	—	—	(4,428)	(4,428)
Borrowings on long-term debt	—	17,300	791	18,091
Payments on long-term debt	—	—	(3,102)	(3,102)
Proceeds from stock option exercises	2,198	—	—	2,198
Intercompany	(328)	(7,481)	7,809	—

Net cash provided by (used in) financing activities	1,870	9,819	20,287	31,976

Effect of exchange rate changes on cash	—	—	756	756

Net increase (decrease) in cash and cash equivalents	2,378	(9,443)	34,447	27,382
Cash and cash equivalents, beginning of period	(1,070)	9,489	46,778	55,197

Cash and cash equivalents, end of period	$1,308	$46	$81,225	$82,579

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2005 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offering expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In the early 1990s, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept, Boardriders Clubs, which displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In May 2004, we acquired DC Shoes to expand our presence in action sports-inspired footwear.
In July 2005, we acquired Skis Rossignol, S.A., a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The acquisition was effective July 31, 2005 and we have included the operations of Rossignol in our results since August 1, 2005. In July 2005, we issued $400 million in senior notes that bear a coupon interest rate of 6.875% and are due April 15, 2015. These senior notes were used to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness.
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
We believe that our acquisition of Rossignol provides us with multiple authentic brands in both snow and golf. Rossignol’s technical knowledge, combined with our current lifestyle brands, will enable us to produce and market apparel, equipment, footwear, accessories and related products for consumers in a broad cross section of the outdoor market. Furthermore, we believe the combination of our existing global expertise in branded apparel and footwear, along with Rossignol’s expertise in branded wintersports equipment, provide us with a diversified platform for continued growth and enhanced operating efficiencies. Our products are sold throughout the world, primarily in surf shops, ski shops snow shops, skate shops and specialty stores.
Our acquisition of Rossignol has had, and is expected to continue to have a significant impact on our financial results. Our revenues and expenses have increased substantially. However, our overall profit margins have been negatively impacted because Rossignol has historically generated lower profit margins than we have, and this trend is expected to continue in the foreseeable future. In addition, Rossignol’s business has historically been seasonal, with revenues and operating profits generally higher in August through December, which will affect our consolidated quarterly results. We are substantially more leveraged as a result of the debt incurred in connection with the acquisition, and we have an increased amount of capital committed to manufacturing functions.
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
Results of Operations
The table below shows the components in our statements of income and other data as a percentage of revenues:

	Three Months Ended January 31,
	2006	2005
Statement of Income data

Revenues	100.0%	100.0%
Gross profit	45.9	44.6
Selling, general and administrative expense	39.0	37.8

Operating income	6.9	6.8
Interest expense	2.3	0.5

Foreign currency, minority interest and other expense	(0.3)	0.2

Income before provision for income taxes	4.9%	6.1%

Other data

EBITDA (1)	11.1%	8.9%

(1)	EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, and (iv) non-cash stock based compensation expense. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the effect of non-cash stock based compensation expense. We believe it is useful to investors for the same reasons. EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets and the effect of non-cash compensation expense. Following is a reconciliation of net income to EBITDA:

	Three Months Ended January 31,
	2006	2005
Net income	$18,603	$14,214
Provision for income taxes	7,785	6,751
Interest expense	12,591	1,789
Depreciation and amortization	15,503	7,802
Non-cash stock compensation expense	5,760	—

EBITDA	$60,242	$30,556

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005
Our total net revenues for the three months ended January 31, 2006 increased 58% to $541.1 million from $342.9 million in the comparable period of the prior year. The Rossignol and Cleveland businesses, which were acquired on July 31, 2005, accounted for $191.7 million of our consolidated revenue growth for the three months ended January 31, 2006. Revenues in the Americas increased 39% to $220.7 million for the three months ended January 31, 2006 from $159.3 million in the comparable period of the prior year, and European revenues increased 97% to $261.2 million from $132.6 million for those same periods. As measured in euros, Quiksilver Europe’s primary functional currency, revenues in the current year’s quarter increased 118% compared to the prior year. Asia/Pacific revenues increased 16% to $58.3 million for the three months ended January 31, 2006 from $50.5 million for the three months ended January 31, 2005. As measured in Australian dollars, Quiksilver Asia/Pacific’s primary functional currency, revenues increased 20% for the three months ended January 31, 2006 compared to the three months ended January 31, 2005.
In the Americas, revenues in our men’s category, which includes the Quiksilver Young Men’s, Boys, Toddlers, Quiksilveredition, and DC brands, increased 14% to $83.8 million from $73.3 million in the comparable period of the prior year, while revenues in our women’s category, which includes the Roxy, Roxy Girl, Teenie Wahine, DC, Raisins, Leilani and Radio Fiji brands, decreased 1% to $83.6 million from $84.7 million. Revenues from our wintersports and golf equipment brands which include Rossignol, Dynastar, Look, Lange, Kerma, Cleveland Golf, Never Compromise, Lib Technologies, Gnu, Bent Metal and Roxy equipment, totaled $193.3 million for the current year’s quarter compared to $1.3 million in the comparable period of the prior year. The increase in the Americas men’s revenues came primarily from an increase in DC and to a lesser extent from the Quiksilver brand. The decrease in the Americas women’s revenues came primarily from growth in Roxy which was more than offset by a decrease in revenue due to our discontinuation of our private label swimwear product line. The increase in wintersports and golf equipment revenue came primarily from the newly acquired Rossignol and Cleveland Golf businesses. In Europe, and as reported in dollars, men’s revenues decreased 9% to $88.2 million from $96.9 million, while women’s revenues increased 27% to $45.4 million from $35.7 million. Our wintersports and golf equipment revenue totaled $127.5 million. The European men’s revenues decrease was primarily due to foreign exchange rate fluctuations. As measured in euros, European men’s revenues increased 1%. The women’s revenue increase reflects growth in Roxy partially offset by the negative effect of foreign exchange rate fluctuations. As measured in euros, European women’s revenue increased 41%. Our European wintersports and golf equipment revenue was due to the newly acquired Rossignol and Cleveland Golf businesses. In Asia/Pacific, the increase in revenues came primarily from the newly acquired Rossignol and Cleveland Golf business partially offset by decreases in our other brand revenues due primarliy to general economic weakness in Australia.
Our consolidated gross profit margin for the three months ended January 31, 2006 increased to 45.9% from 44.6% in the comparable period of the prior year. The Americas’ gross profit margin increased to 39.8% from 39.2%, while the European gross profit margin increased to 51.6% from 49.5%, and the Asia/Pacific gross profit margin decreased to 44.2% from 48.1% for those same periods. The increase in the Americas’ gross profit margin was due primarily to a higher percentage of sales through company owned retail stores where we earn both the wholesale and retail margins and improved margins on our DC products, partially offest by higher sales from our wintersports and golf equipment businesses, which operate at lower gross margins than our other businesses. Our European gross profit margin increased primarily from the impact of foreign currency exchange rate fluctuations and a higher percentage of sales through company-owned retail stores, which was partially offset by sales of our lower margin wintersports and golf equipment businesses. In Asia/Pacific, the gross profit margin decrease was primarily due to sales of our lower margin wintersports and golf equipment businesses slightly offset by a higher percentage of sales through company-owned retail stores.
Our selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2006 increased 63% to $211.3 million from $129.5 million in the comparable period of the prior year. Americas’ SG&A increased 56% to $83.8 million from $53.7 million in the comparable period of the prior year, while European SG&A increased 81% to $91.5 million from $50.7 million, and Asia/Pacific SG&A increased 35% to $22.8 million from $16.9 million for those same periods. As a percentage of revenues, SG&A increased to 39.0% for the three months ended January 31, 2006 from 37.8% for the three months ended January 31, 2005.
This consolidated increase in SG&A as a percentage of revenues was primarily due to stock based compensation recorded in the current period as a result of adopting SFAS No. 123(R). In addition, increased marketing expense and the cost of additional retail stores as a percentage of revenues were largely offset by our newly acquired wintersports and golf equipment businesses, which operated with lower SG&A as a percentage of revenues than our other businesses during the three months ended January 31, 2006, which is a seasonally high shipping period.
Interest expense for the three months ended January 31, 2006 increased to $12.6 million from $1.8 million in the comparable period of the prior year. This increase was primarily due to debt incurred and assumed in connection with the acquisition of Rossignol.
Our foreign currency gain amounted to $0.5 million for the three months ended January 31, 2006 compared to a loss of $0.5 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency contracts we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.
The effective income tax rate for the three months ended January 31, 2006, which is based on current estimates of the annual effective income tax rate, decreased to 29.5% from 32.2% in the comparable period of the prior year. This improvement resulted primarily because a higher percentage of our 2006 profits are expected to be generated in countries with lower tax rates and from foreign tax credits.
Net income for the three months ended January 31, 2006 increased 31% to $18.6 million or $0.15 per share on a diluted basis from $14.2 million or $0.12 per share on a diluted basis in the comparable period of the prior year and as adjusted for the two-for-one stock split effected in May 2005. Basic net income per share also increased to $0.15 per share for the three months ended January 31, 2006 from $0.12 per share in the comparable period of the prior year. EBITDA increased 97% to $60.2 million from $30.6 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of senior notes to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness.
Cash Flows
We generated $72.5 million of cash from operating activities in the three months ended January 31, 2006 compared to $14.0 million in the three months ended January 31, 2005. This $58.5 million increase in cash provided was primarily due to changes in accounts receivable and inventories net of changes in accounts payable. During the three months ended January 31, 2006, the decrease in trade accounts receivable generated cash of $60.6 million compared to $30.5 million in the comparable period of the prior year, an increase in cash provided of $30.1 million. The increase in inventories net of the increase in accounts payable used cash of $10.8 million in the three months ended January 31, 2006 compared to $21.3 million used in the comparable period of the prior year, a net decrease in cash used of $10.5 million. The increase in cash provided by net income adjusted for non-cash expenses and other working capital changes was $17.9 million.
Capital expenditures totaled $13.0 million for the three months ended January 31, 2006, compared to $10.2 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer and warehouse equipment. We used $13.1 million in cash for acquisitions, of which $5.8 million relates to a payment to the former owners of our Asia/Pacific business and the remaining $7.3 million relates primarily to acquisitions of certain other distributors and retail store locations.

During the three months ended January 31, 2006, net cash used in financing activities totaled $12.6 million, compared to cash provided of $32.0 million in the comparable period of the prior year. Borrowings decreased as we generated increased cash from our operating activities.
The net increase in cash and cash equivalents for the three months ended January 31, 2006 was $33.8 million compared to $27.4 million in the comparable period of the prior year. Cash and cash equivalents totaled $109.4 million at January 31, 2006 compared to $75.6 million at October 31, 2005, while working capital was $469.4 million at January 31, 2005 compared to $458.9 million at October 31, 2005. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other operating requirements for the foreseeable future and that increases in our lines of credit or other financing can be obtained as needed to fund future growth.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 11% to $533.5 million at January 31, 2006 from $599.5 million at October 31, 2005. Accounts receivable in the Americas decreased 15% to $231.2 million at January 31, 2006 from $273.0 million at October 31, 2005, while European accounts receivable decreased 4% to $253.7 million from $263.8 million, and Asia/Pacific accounts receivable decreased 22% to $48.6 million from $62.7 million for those same periods. Our January 31, 2006 balance includes $241.8 million of accounts receivable from our newly acquired Rossignol and Cleveland Golf businesses. Accounts receivable related to our other businesses compared to January 31, 2005, increased 24% in the Americas, 8% in Europe and 17% in Asia/Pacific. The increase in accounts receivable related to all three segments primarily relates to higher revenues and the timing of shipments. Included in accounts receivable are approximately $37.1 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately 21 days at January 31, 2006 compared to January 31, 2005. Of this increase, 12 days related to our newly acquired wintersports and golf equipment businesses and the remaining 9 days related to higher revenues and the timing of shipments in our other businesses.
Consolidated inventories increased 5% to $406.5 million at January 31, 2006 from $386.4 million at October 31, 2005. Inventories in the Americas increased 3% to $169.8 million from $164.4 million at October 31, 2005, while European inventories increased 7% to $188.7 million from $176.9 million, and Asia/Pacific inventories increased 7% to $ 48.1 million from $45.1 million for those same periods. Our January 31, 2006 inventory balance includes $159.1 million in inventories from our newly acquired Rossignol and Cleveland Golf businesses. Inventories related to our other businesses compared to January 31, 2006, decreased 10% in the Americas, while inventories in Europe increased 12%, and inventories in Asia/Pacific increased 43% for that same period. The increase in our European and Asia/Pacific inventories primarily relates to the increase in inventories due to additional retail locations. Consolidated average annual inventory turnover was approximately 3.4 at January 31, 2006 compared to approximately 3.8 at January 31, 2005. Excluding the effect of the Rossignol and Cleveland Golf inventories, average inventory turnover remained consistent at 3.8.
Commitments
We paid $5.8 million related to the achievement of certain sales and earnings targets to the former owners of our Asia/Pacific business during the three months ended January 31, 2006. This amount represents the final payment related to this acquisition.
In connection with the acquisition of Rossignol, we have formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. We have not finalized the Plan, but as of January 31, 2006 we had recognized $29.6 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe and the relocation of our wintersports equipment sales and distribution operations in the United States. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations will be charged to earnings as incurred. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, totaled approximately $23.3 million at January 31, 2006. The Plan has not been finalized as it relates to facilities outside of the United States, and our estimates of expected costs related to the U.S. aspects of the Plan may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and redundant functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If we have overestimated these costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.
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
Stock-Based Compensation Expense
Effective November 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all stock-based payments granted after November 1, 2005 and prior to but not yet vested as of November 1, 2005, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. Prior to SFAS 123(R) adoption, we accounted for stock-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, we were not required to recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 3 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.
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
Forward-Looking Statements
All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:
•	our ability to achieve the financial results that we anticipate, or have experienced in the past;
•	our ability to fully realize the benefits we anticipate from our acquisition of Rossignol;
•	the impact of our substantial leverage on our ability to generate cash flows or obtain financing to fund our anticipated growth strategies and the cost of such financing;
•	our plans to expand internationally;
•	our intention to introduce new products and enter into new joint ventures;
•	our plans to open new retail stores;
•	payments due on contractual commitments;
•	future expenditures for capital projects;
•	our ability to continue to maintain our brand image and reputation;
•	our ability to remain compliant with our debt covenants;
•	integration of acquired businesses and future acquisitions;
•	general economic and business conditions;
•	foreign exchange rate fluctuations; and
•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.

Given these uncertainties, investors are cautioned not to place too much weight on such statements. We are not obligated to update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of income of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for Quiksilver Europe because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. In addition, the statements of income of Quiksilver Asia/Pacific are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for Quiksilver Asia/Pacific when the U.S. dollar is stronger in comparison to Australian dollar or Japanese yen.
European revenues increased 118% in euros during the three months ended January 31, 2006 compared to the three months ended January 31, 2005. As measured in U.S. dollars and reported in our consolidated statements of income, European revenues increased 97% as a result of a stronger U.S. dollar versus the euro in comparison to the prior year.
Asia/Pacific revenues increased 20% in Australian dollars during the three months ended January 31, 2006 compared to the three months ended January 31, 2005. As measured in U.S. dollars and reported in our consolidated statements of income, Asia/Pacific revenues increased 16% as a result of a stronger U.S. dollar versus the Australian dollar in comparison to the prior year.
Our other foreign currency and interest rate risks are discussed in our Annual Report on Form 10-K for the year ended October 31, 2005 in Item 7A.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2006.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits
10.1	Amendment to the Long-Term Incentive Plan dated January 25, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

March 13, 2006	/s/ Steven L. Brink

Steven L. Brink
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to the Long-Term Incentive Plan dated January 25, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer