Form 10-Q
period 2006-04-30
QUIKSILVER INC
filed 2006-06-09
CIK 805305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
June 5, 2006 was 122,294,089

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
In thousands, except share amounts	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$96,818	$75,598
Trade accounts receivable, less allowances of $19,875 (2006) and $10,727 (2005)	482,978	599,486
Other receivables	26,633	27,414
Inventories	402,033	386,396
Deferred income taxes	44,220	41,646
Prepaid expenses and other current assets	26,017	21,819

Total current assets	1,078,699	1,152,359

Fixed assets, less accumulated depreciation and amortization of $155,314 (2006) and $121,453 (2005)	266,096	241,979
Intangible assets, net	247,482	247,702
Goodwill	475,730	449,377
Other assets	45,464	43,955
Assets held for sale	18,944	23,229

Total assets	$2,132,415	$2,158,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$205,471	$220,113
Accounts payable	197,193	212,407
Accrued liabilities	147,556	182,973
Current portion of long-term debt	16,267	50,833
Income taxes payable	—	27,176

Total current liabilities	566,487	693,502

Long-term debt, net of current portion	684,800	640,348
Deferred income taxes	74,340	81,628

Total liabilities	1,325,627	1,415,478

Minority interest	10,353	10,241

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 185,000,000; issued shares – 125,158,289 (2006) and 124,093,392 (2005)	1,252	1,241
Additional paid-in capital	261,734	242,284
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	488,375	466,043
Accumulated other comprehensive income	51,852	30,092

Total stockholders’ equity	796,435	732,882

Total liabilities and stockholders’ equity	$2,132,415	$2,158,601

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended April 30,
In thousands, except per share amounts	2006	2005
Revenues, net	$516,928	$426,853
Cost of goods sold	282,438	233,488

Gross profit	234,490	193,365

Selling, general and administrative expense	215,838	139,314

Operating income	18,652	54,051

Interest expense	11,949	3,269
Foreign currency gain	(496)	(288)
Minority interest and other expense	1,637	(61)

Income before provision for income taxes	5,562	51,131

Provision for income taxes	1,833	16,464

Net income	$3,729	$34,667

Net income per share	$0.03	$0.29

Net income per share, assuming dilution	$0.03	$0.28

Weighted average common shares outstanding	122,018	118,169

Weighted average common shares outstanding, assuming dilution	127,790	123,791

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended April 30,
In thousands, except per share amounts	2006	2005
Revenues, net	$1,058,070	$769,713
Cost of goods sold	575,019	423,442

Gross profit	483,051	346,271

Selling, general and administrative expense	427,143	268,797

Operating income	55,908	77,474

Interest expense	24,540	5,058
Foreign currency (gain) loss	(993)	175
Minority interest and other expense	411	145

Income before provision for income taxes	31,950	72,096

Provision for income taxes	9,618	23,215

Net income	$22,332	$48,881

Net income per share	$0.18	$0.41

Net income per share, assuming dilution	$0.18	$0.40

Weighted average common shares outstanding	121,721	117,877

Weighted average common shares outstanding, assuming dilution	127,479	123,448

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six months ended April 30,
In thousands	2006	2005
Net income	$22,332	$48,881
Other comprehensive income (loss):
Foreign currency translation adjustment	26,329	7,340
Net unrealized (loss) income on derivative instruments, net of tax of $(2,255) (2006), $1,516 (2005)	(4,569)	2,375

Comprehensive income	$44,092	$58,596

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,
In thousands	2006	2005
Cash flows from operating activities:
Net income	$22,332	$48,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,352	16,626
Stock based compensation	11,324	—
Provision for doubtful accounts	3,210	3,624
(Gain) loss on sale of fixed assets	(19)	283
Foreign currency (gain) loss	(256)	465
Interest accretion	—	998
Minority interest and equity in earnings	911	—
Changes in operating assets and liabilities:
Trade accounts receivable	128,592	(63,018)
Other receivables	1,003	638
Inventories	(2,044)	3,031
Prepaid expenses and other current assets	(2,561)	(5,627)
Other assets	(3,377)	(3,084)
Accounts payable	(20,494)	4,719
Accrued liabilities	(34,701)	(9,364)
Income taxes payable	(21,129)	5,761

Net cash provided by operating activities	114,143	3,933

Cash flows from investing activities:
Capital expenditures	(42,736)	(24,732)
Deposit on planned acquisition	—	(59,588)
Business acquisitions, net of cash acquired	(28,447)	(21,389)

Net cash used in investing activities	(71,183)	(105,709)

Cash flows from financing activities:
Borrowings on lines of credit	137,932	35,172
Payments on lines of credit	(174,759)	(21,536)
Borrowings on long-term debt	116,014	104,149
Payments on long-term debt	(107,367)	(7,036)
Proceeds from stock option exercises	4,666	3,494

Net cash (used in) provided by financing activities	(23,514)	114,243

Effect of exchange rate changes on cash	1,774	345

Net increase in cash and cash equivalents	21,220	12,812
Cash and cash equivalents, beginning of period	75,598	55,197

Cash and cash equivalents, end of period	$96,818	$68,009

Supplementary cash flow information:
Cash paid during the period for:
Interest	$23,712	$4,482

Income taxes	$32,859	$16,443

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

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

Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2006 and 2005. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2005 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.
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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The Company adopted this standard during the six months ended April 30, 2006 using the modified prospective method. See Note 3 for a description of the impact of this standard on the Company’s financial statements.
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

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the six months ended April 30, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
compensation expense for all stock based payments granted after November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated.
As a result of adopting SFAS No. 123(R), during the six months ended April 30, 2006, the Company’s net income is $7.9 million lower than if it had continued to account for stock based compensation under APB 25 as it did for the six months ended April 30, 2005. Basic and diluted earnings per share for the six months ended April 30, 2006 would have been $0.25 and $0.24, respectively, if the Company had not adopted SFAS No. 123(R), compared to basic and diluted earnings per share of $0.18 and $0.18, respectively. Compensation expense was included as selling, general and administrative expense for the period. The impact on cost of goods sold was not significant. The adoption of SFAS No. 123(R) had no impact on the Company’s cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the three months ended April 30, 2006 and 2005 options were valued assuming risk-free interest rates of 4.9% and 4.2%, respectively, volatility of 43.8% and 52.2%, respectively, zero dividend yield, and expected lives of 5.2 and 5.3 years, respectively. The weighted average fair value of options granted was $6.28 and $7.42 for the three months ended April 30, 2006 and 2005, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of April 30, 2006, the Company had approximately $25.1 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.1 years.

The reported net income and net income per share for the three months and six months ended April 30, 2005 have been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard for the six months ended April 30, 2005.

	Three Months Ended	Six Months Ended
	April 30, 2005	April 30, 2005
In thousands, except per share amounts

Actual net income	$34,667	$48,881
Less stock-based employee compensation expense, net of tax	3,781	5,594

Pro forma net income	$30,886	$43,287

Actual net income per share	$0.29	$0.41

Pro forma net income per share	$0.26	$0.37

Actual net income per share, assuming dilution	$0.28	$0.40

Pro forma net income per share, assuming dilution	$0.25	$0.35

On March 24, 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan. A total of 1.0 million shares are reserved for issuance under the Restricted Stock Plan. As of April 30, 2006, no restricted shares have been granted under this plan.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	Inventories

Inventories consist of the following:

	April 30,	October 31,
In thousands	2006	2005
Raw materials	$52,316	$46,659
Work in-process	15,558	10,416
Finished goods	334,159	329,321

	$402,033	$386,396

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	April 30, 2006			October 31, 2005
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$5,407	$(1,561)	$3,846	$5,135	$(1,349)	$3,786
Amortizable licenses	10,207	(3,488)	6,719	10,081	(2,940)	7,141
Other amortizable intangibles	26,805	(3,768)	23,037	28,757	(2,022)	26,735
Non-amortizable trademarks	213,880	—	213,880	210,040	—	210,040

	$256,299	$(8,817)	$247,482	$254,013	$(6,311)	$247,702

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the six months ended April 30, 2006 and 2005 was $2.6 million and $1.2 million, respectively. Annual amortization expense is estimated to be approximately $5.3 million in the fiscal year ending October 31, 2006, approximately $5.0 million in the fiscal year ending October 31, 2007 and approximately $3.8 million in the fiscal years ending October 31, 2009 and 2010. Goodwill related to the Company’s segments is as follows:

	April 30,	October 31,
In thousands	2006	2005
Americas	$145,298	$144,948
Europe	194,746	175,392
Asia/Pacific	135,686	129,037

	$475,730	$449,377

Goodwill increased $26.4 million during the six months ended April 30, 2006 as a result of approximately $15.1 million related to Rossignol and other acquisitions, and $11.3 million due to the effect of changes in foreign currency exchange rates.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of income taxes, are as follows:

	April 30,	October 31,
In thousands	2006	2005
Foreign currency translation adjustment	$54,059	$27,730
(Loss) gain on cash flow hedges and interest rate swaps	(2,207)	2,362

	$51,852	$30,092

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, winter sports and golf equipment, footwear, accessories and related products. The Company operates in three segments, the Americas, Europe and Asia/Pacific. Costs that support all three operating segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues for the six months ended April 30, 2006.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information related to the Company’s operating segments is as follows:

	Three Months Ended April 30,
In thousands	2006	2005
Revenues, net:
Americas	$250,042	$199,192
Europe	217,149	176,272
Asia/Pacific	48,247	50,331
Corporate operations	1,490	1,058

	$516,928	$426,853

Gross Profit:
Americas	$103,166	$76,697
Europe	108,512	90,595
Asia/Pacific	22,045	25,541
Corporate operations	767	532

	$234,490	$193,365

Operating Income:
Americas	$21,657	$23,425
Europe	12,350	33,704
Asia/Pacific	(2,289)	6,340
Corporate operations	(13,066)	(9,418)

	$18,652	$54,051

	Six Months Ended April 30,
In thousands	2006	2005
Revenues, net:
Americas	$470,760	$358,466
Europe	478,301	308,862
Asia/Pacific	106,589	100,781
Corporate operations	2,420	1,604

	$1,058,070	$769,713

Gross profit:
Americas	$190,948	$139,121
Europe	243,220	156,223
Asia/Pacific	47,857	49,823
Corporate operations	1,026	1,104

	$483,051	$346,271

Operating income:
Americas	$25,620	$32,116
Europe	55,603	48,681
Asia/Pacific	679	13,695
Corporate operations	(25,994)	(17,018)

	$55,908	$77,474

Identifiable assets:
Americas	$735,377	$456,947
Europe	1,043,136	470,273
Asia/Pacific	296,482	142,650
Corporate operations	57,420	96,046

	$2,132,415	$1,165,916

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	Derivative Financial Instruments

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A gain of $0.3 million was recognized related to these types of derivatives during the six months ended April 30, 2006. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of April 30, 2006, the Company was hedging forecasted transactions expected to occur in the following 25 months. Assuming exchange rates at April 30, 2006 remain constant, $2.2 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 25 months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the six months ended April 30, 2006, the Company reclassified into earnings a net loss of $1.6 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of derivative contracts at April 30, 2006 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
United States dollar	$296,417	May 2006 – May 2008	$(3,560)
Interest rate swap	38,182	Jan 2007 – Sept 2009	(77)

	$334,599		$(3,637)

9.	Business Acquisitions

Effective July 31, 2005, the Company acquired Skis Rossignol SA (“Rossignol”), a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The Company has included the operations of Rossignol in its results since August 1, 2005. The purchase price, excluding transaction costs, included cash of approximately $208.3 million, approximately 2.2 million restricted shares of the Company’s common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. Estimated transaction costs totaled approximately $16.0 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for the five days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35% (currently 5.2%). The mandatory purchase of the remaining Rossignol shares was required under French law as the Company had obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer. The purchase of these shares was completed in the quarter ended October 31, 2005 and the Company now owns 100% of the shares in Rossignol. Upon the future exercise of the Rossignol stock options, the Company will purchase the newly issued shares from the Rossignol stock option holders, retaining 100% ownership in Rossignol. These Rossignol stock options are treated as variable for accounting purposes and subsequent changes in the value of these stock options are recorded as compensation expense in the Company’s consolidated statement of income. The Company acquired a majority interest in Cleveland Golf when it acquired Rossignol, but certain former owners of Cleveland Golf retained a minority interest of 36.37%. The Company and the minority owners have entered into a put/call arrangement whereby the minority owners of Cleveland Golf can require the Company to buy all of their interest in Cleveland Golf after 4.5 years and the Company can buy their interest at its option after 7 years, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profits and the Company’s price-earnings ratio. As a result of the minority interest and put/call arrangement, the Company will account for Cleveland Golf as a step acquisition. In a step acquisition, where less than 100% of an entity is acquired, only a portion of the fair value adjustments are recorded in the acquiring company’s balance sheet equal to the percentage ownership in the acquired company. Based on this step acquisition accounting, the Company has recorded 63.63% of the fair value adjustments for Cleveland Golf in its balance sheet. Goodwill arises from synergies the Company believes can be achieved integrating Rossignol’s brands, products and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of customer relationships, patents and athlete contracts with estimated useful lives of twenty, seven and two years, respectively. The acquired trademarks are non-amortizing as they have been determined to have indefinite lives.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The allocation of purchase price is based on preliminary estimates and is subject to change (see Note 11). The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Rossignol acquisition in accordance with the purchase method of accounting:

July 31,
In thousands	2005
Cash acquired	$64,396
Accounts receivable	96,763
Inventory	233,909
Other current assets	21,548
Fixed assets	115,321
Deferred income taxes	3,572
Other assets	3,296
Amortizing intangible assets	20,400
Trademarks	94,700
Goodwill	248,312

Total assets acquired	902,217

Other liabilities	181,711
Long term debt and lines of credit	365,126
Deferred income taxes	40,657
Minority interest	10,109

Net assets acquired	$304,614

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration plan (“the Plan”). As of April 30, 2006 the Company has recognized approximately $29.1 million of liabilities related to the plan. See Note 11 for further description of the Plan.

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

The allocation of purchase price is based on preliminary estimates and is subject to change based on the finalization of the purchase price allocation. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Surfection acquisition in accordance with the purchase method of accounting:

August 1,
In thousands	2005
Inventory and other current assets	$3,239
Fixed assets	4,839
Amortizing intangible assets	450
Goodwill	21,285

Total assets acquired	29,813

Other liabilities	7,419

Net assets acquired	$22,394

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company paid cash of approximately $28.4 million during the six months ended April 30, 2006, of which $5.8 million relates to a payment to the former owners of the Asia/Pacific business, $5.0 relates to a payment to the former owners of DC Shoes, Inc., and the remaining $17.6 million relates primarily to insignificant acquisitions of certain other distributors, licensees and retail store locations.
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
11.	Rossignol Integration Plan and Pre-acquisition Restructuring Plan

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. The Company has not finalized the Plan, but as of April 30, 2006 has recognized approximately $29.1 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe and the relocation of the Company’s wintersports equipment sales and distribution operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are charged to earnings as incurred. Certain facilities owned by the acquired company are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, total approximately $18.9 million at April 30, 2006. The Plan has not been finalized as it relates primarily to facilities outside of the United States, and the Company’s estimates of expected costs related to the U.S. aspects of the Plan may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and redundant functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If the Company has overestimated these costs, the excess will reduce goodwill in future periods. After finalization of the plan, if the Company has underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	and Other	Total
Recorded in purchase price allocation	$3,673	$1,574	$5,247
Adjustment to purchase price allocation	17,463	752	18,215
Cash payments	(17)	(44)	(61)
Foreign currency translation	(83)	(6)	(89)

Balance, October 31, 2005	21,036	2,276	23,312

Adjustment to purchase price allocation	3,751	1,885	5,636
Cash payments	(2,133)	(94)	(2,227)
Foreign currency translation	1,052	223	1,275

Balance, April 30, 2006	$23,706	$4,290	$27,996

Prior to the acquisition of Rossignol, a restructuring plan was announced related to Rossignol’s French manufacturing facilities (“Pre-acquisition Restructuring Plan”). The costs associated with the Pre-acquisition Restructuring Plan consist of termination benefits achieved through voluntary early retirement and voluntary termination of certain employees.

Activity and liability balances recorded as part of the Pre-acquisition Restructuring Plan are as follows:

In thousands	Workforce
Balance, October 31, 2005	$4,054
Cash payments	(2,230)
Adjustment to purchase price allocation	(1,454)
Foreign currency translation	24

Balance, April 30, 2006	$394

12.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries. Cleveland Golf is expected to be added as a guarantor subsidiary during the three months ended July 31, 2006. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of April 30, 2006 and October 31, 2005 and for the six months ended April 30, 2006 and 2005. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Due to the seasonality of the Company’s quarterly operations, management has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries for interim reporting purposes. In our consolidated financial statements for the fiscal year ending October 31, 2006, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
At April 30, 2006

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$357	$14,860	$81,601	$—	$96,818
Trade accounts receivable, net	—	160,736	322,242	—	482,978
Other receivables	761	1,953	23,919	—	26,633
Inventories	—	110,409	292,802	(1,178)	402,033
Deferred income taxes	—	22,531	21,689	—	44,220
Prepaid expenses and other current assets	2,073	9,183	14,761	—	26,017

Total current assets	3,191	319,672	757,014	(1,178)	1,078,699

Fixed assets, net	3,895	72,205	189,996	—	266,096
Intangible assets, net	2,504	47,736	197,242	—	247,482
Goodwill	—	125,025	350,705	—	475,730
Investment in subsidiaries	580,249	—	—	(580,249)	—
Other assets	12,232	5,296	27,936	—	45,464
Assets held for sale	—	4,225	14,719	—	18,944

Total assets	$602,071	$574,159	$1,537,612	$(581,427)	$2,132,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$158	$205,313	$—	$205,471
Accounts payable	1,216	50,332	145,645	—	197,193
Accrued liabilities	12,368	23,401	111,836	(49)	147,556
Current portion of long-term debt	—	1,230	15,037	—	16,267
Income taxes payable	—	(2,581)	2,581	—	—
Intercompany balances	45,225	9,593	(54,818)	—	—

Total current liabilities	58,809	82,133	425,594	(49)	566,487

Long-term debt, net of current portion	433,460	116,440	134,900	—	684,800
Deferred income taxes	—	32,122	42,218	—	74,340

Total liabilities	492,269	230,695	602,712	(49)	1,325,627

Minority interest	10,353	—	—	—	10,353

Stockholders’/invested equity	99,449	343,464	934,900	(581,378)	796,435

Total liabilities and stockholders’ equity	$602,071	$574,159	$1,537,612	$(581,427)	$2,132,415

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended April 30, 2006

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenues, net	$197	$390,924	$702,119	$(35,170)	$1,058,070
Cost of goods sold	—	238,653	360,093	(23,727)	575,019

Gross profit	197	152,271	342,026	(11,443)	483,051

Selling, general and administrative expense	24,871	131,190	282,440	(11,358)	427,143

Operating (loss) income	(24,674)	21,081	59,586	(85)	55,908
Interest expense	18,515	2,023	4,002	—	24,540
Foreign currency loss (gain)	(683)	(8)	(302)	—	(993)
Minority interest and other expense	112	—	299	—	411

(Loss) income before provision for income taxes	(42,618)	19,066	55,587	(85)	31,950
Provision for income taxes	(12,828)	5,739	16,707	—	9,618

Net (loss) income	$(29,790)	$13,327	$38,880	$(85)	$22,332

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended April 30, 2005

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenues, net	$2,197	$366,411	$418,190	$(17,085)	$769,713
Cost of goods sold	—	225,349	203,826	(5,733)	423,442

Gross profit	2,197	141,062	214,364	(11,352)	346,271

Selling, general and administrative expense	16,054	110,473	153,685	(11,415)	268,797

Operating (loss) income	(13,857)	30,589	60,679	63	77,474
Interest expense	1,029	2,886	1,143	—	5,058
Foreign currency loss (gain)	82	487	(394)	—	175
Minority interest and other expense	—	—	145	—	145

(Loss) income before provision for income taxes	(14,968)	27,216	59,785	63	72,096
Provision for income taxes	(4,820)	8,764	19,271	—	23,215

Net (loss) income	$(10,148)	$18,452	$40,514	$63	$48,881

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF CASH FLOW
Six Months Ended April 30, 2006

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(29,790)	$13,327	$38,795	$22,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269	9,247	21,836	31,352
Stock based compensation	11,324	—	—	11,324
Provision for doubtful accounts	—	(1,355)	4,565	3,210
Gain on sale of fixed assets	—	—	(19)	(19)
Foreign currency gain	(33)	—	(223)	(256)
Minority interest	112	—	799	911
Changes in operating assets and liabilities:
Trade accounts receivable	—	45,254	83,338	128,592
Other receivables	159	2,980	(2,136)	1,003
Inventories	—	7,798	(9,842)	(2,044)
Prepaid expenses and other current assets	501	(3,142)	80	(2,561)
Other assets	(16)	(452)	(2,909)	(3,377)
Accounts payable	(270)	(28,812)	8,588	(20,494)
Accrued liabilities	(4,969)	(2,051)	(27,681)	(34,701)
Income taxes payable	—	(14,149)	(6,980)	(21,129)

Net cash (used in) provided by operating activities	(22,713)	28,645	108,211	114,143

Cash flows from investing activities:
Capital expenditures	(1,679)	(14,652)	(26,405)	(42,736)
Business acquisitions, net of cash acquired	(2,417)	(5,000)	(21,030)	(28,447)

Net cash used in investing activities	(4,096)	(19,652)	(47,435)	(71,183)

Cash flows from financing activities:
Borrowings on lines of credit	—	157	137,775	137,932
Payments on lines of credit	—	(6,376)	(168,383)	(174,759)
Borrowings on long-term debt	(1,267)	56,350	60,931	116,014
Payments on long-term debt	—	(16,366)	(91,001)	(107,367)
Proceeds from stock option exercises	4,666	—	—	4,666
Intercompany	22,505	(48,192)	25,687	—

Net cash provided by (used in) financing activities	25,904	(14,427)	(34,991)	(23,514)

Effect of exchange rate changes on cash	85	(522)	2,211	1,774

Net increase (decrease) in cash and cash equivalents	(820)	(5,956)	27,996	21,220
Cash and cash equivalents, beginning of period	1,177	20,816	53,605	75,598

Cash and cash equivalents, end of period	$357	$14,860	$81,601	$96,818

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF CASH FLOW
Six Months Ended April 30, 2005

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(10,148)	$18,452	$40,577	$48,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	7,342	9,205	16,626
Provision for doubtful accounts	—	1,206	2,418	3,624
Loss on sale of fixed assets	—	13	270	283
Foreign currency (gain) loss	(37)	(102)	604	465
Interest accretion	—	—	998	998
Changes in operating assets and liabilities:
Trade accounts receivable	—	(18,048)	(44,970)	(63,018)
Other receivables	(4,056)	2,394	2,300	638
Inventories	—	(137)	3,168	3,031
Prepaid expenses and other current assets assets	(329)	(2,154)	(3,144)	(5,627)
Other assets	230	(932)	(2,382)	(3,084)
Accounts payable	2,341	2,800	(422)	4,719
Accrued liabilities	8,799	(16,714)	(1,449)	(9,364)
Income taxes payable	—	2,205	3,556	5,761

Net cash (used in) provided by operating activities	(3,121)	(3,675)	10,729	3,933

Cash flows from investing activities:
Capital expenditures	(1,803)	(9,462)	(13,467)	(24,732)
Deposit on planned acquisition	(59,588)	—	—	(59,588)
Business acquisitions, net of cash acquired	(4,150)	(11,824)	(5,415)	(21,389)

Net cash used in investing activities	(65,541)	(21,286)	(18,882)	(105,709)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	35,172	35,172
Payments on lines of credit	—	—	(21,536)	(21,536)
Borrowings on long-term debt	95,664	6,182	2,303	104,149
Payments on long-term debt	—	(627)	(6,409)	(7,036)
Proceeds from stock option exercises	3,403	91	—	3,494
Intercompany	(26,775)	15,495	11,280	—

Net cash provided by financing activities	72,292	21,141	20,810	114,243

Effect of exchange rate changes on cash	—	—	345	345

Net increase (decrease) in cash and cash equivalents	3,630	(3,820)	13,002	12,812
Cash and cash equivalents, beginning of period	(1,070)	9,489	46,778	55,197

Cash and cash equivalents, end of period	$2,560	$5,669	$59,780	$68,009

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
We believe that our acquisition of Rossignol provides us with multiple authentic brands in both snow and golf. We believe that Rossignol’s technical knowledge, combined with our current lifestyle brands, will enable us to produce and market apparel, equipment, footwear, accessories and related products for consumers in a broad cross section of the outdoor market. Furthermore, we believe the combination of our existing global expertise in branded apparel and footwear, along with Rossignol’s expertise in branded wintersports equipment, provide us with a diversified platform for continued growth and enhanced operating efficiencies. Our products are sold throughout the world, primarily in surf shops, ski shops, snow shops, skate shops and specialty stores.
Our acquisition of Rossignol has had, and is expected to continue to have a significant impact on our financial results. Our revenues and expenses have increased substantially. Also, our overall profit margins have been negatively impacted because Rossignol has historically generated lower profit margins than we have, and this trend is expected to continue in the foreseeable future. In addition, Rossignol’s business has historically been seasonal, with revenues and operating profits generally higher in August through December, which will affect our consolidated quarterly results. We are substantially more leveraged as a result of the debt incurred in connection with the acquisition, and we have an increased amount of capital committed to manufacturing functions.
We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, wintersports and golf equipment, footwear, accessories and related products. We operate in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia.
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
Results of Operations
The table below shows the components in our statements of income and other data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Statement of Income data

Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	45.4	45.3	45.7	45.0
Selling, general and administrative expense	41.8	32.6	40.4	34.9

Operating income	3.6	12.7	5.3	10.1

Interest expense	2.3	0.8	2.3	0.7
Foreign currency, minority interest and other expense	0.2	(0.1)	0.0	0.0

Income before provision for income taxes	1.1	12.0	3.0	9.4

Provision for income taxes	0.4	3.9	0.9	3.0

Net income	0.7%	8.1%	2.1%	6.4%

Other data

EBITDA(1)	7.5%	14.8%	9.4%	12.2%

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Net income	$3,729	$34,667	$22,332	$48,881
Provision for income taxes	1,833	16,464	9,618	23,215
Interest expense	11,949	3,269	24,540	5,058
Depreciation and amortization	15,849	8,824	31,352	16,626
Non-cash stock compensation expense	5,564	—	11,324	—

EBITDA	$38,924	$63,224	$99,166	$93,780

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005
Our total net revenues for the three months ended April 30, 2006 increased 21% to $516.9 million from $426.9 million in the comparable period of the prior year. Revenue from our Rossignol and Cleveland Golf businesses, which were acquired on July 31, 2005, totaled $86.2 million for the three months ended April 30, 2006. Revenues in the Americas increased 26% to $250.0 million for the three months ended April 30, 2006 from $199.2 million in the comparable period of the prior year, and European revenues increased 23% to $217.1 million from $176.3 million for those same periods. As measured in euros, Quiksilver Europe’s primary functional currency, revenues in the current year’s quarter increased 33% compared to the prior year. Asia/Pacific revenues decreased 4% to $48.2 million for the three months ended April 30, 2006 from $50.3 million for the three months ended April 30, 2005. In Australian dollars, Quiksilver Asia/Pacific’s primary functional currency, Asia/Pacific revenues increased 2% compared to the prior year.
In the Americas, revenues in our men’s category, which includes the Quiksilver Young Men’s, Boys, Toddlers, Quiksilveredition, Hawk and DC brands, increased 3% to $100.0 million from $97.1 million in the comparable period of the prior year, while revenues in our women’s category, which includes the Roxy, Roxy Girl, Teenie Wahine, DC, Raisins, Leilani and Radio Fiji brands, decreased 1% to $100.3 million from $101.7 million. Revenues from our wintersports and golf equipment brands which include Rossignol, Dynastar, Look, Lange, Kerma, Cleveland Golf, Never Compromise, Lib Technologies, Gnu, Bent Metal and Roxy equipment, totaled $49.4 million for the current year’s quarter compared to $0.4 million in the comparable period of the prior year. The increase in the Americas men’s revenues came primarily from the DC brand partially offset by a decrease in our Hawk revenue which no longer generates product revenue after our license of such brand to a third party. The decrease in the Americas women’s revenues came primarily from growth in the Roxy brand which was more than offset by a decrease in revenue due to the discontinuation of our private label swimwear product line. The increase in wintersports and golf equipment revenue came primarily from the newly acquired Rossignol and Cleveland Golf businesses. In Europe and as reported in dollars, men’s revenues increased 4% to $119.5 million from $115.3 million, while women’s revenues increased 6% to $64.7 million from $61.0 million. Our European wintersports and golf equipment revenue of $33.0 million came from our newly acquired Rossignol and Cleveland Golf businesses. The European men’s increase was primarily due to growth in the Quiksilver brand and to a lesser extent the DC brand, which were partially offset by the negative effects of changes in foreign currency exchange rates. As measured in euros, European men’s revenues increased 12%. The women’s revenue increase reflects growth in the Roxy brand partially offset by the negative effects of changes in foreign currency exchange rates. As measured in euros, Europen women’s revenues increased 15%. In Asia/Pacific, the decrease in revenues came primarily from an increase in revenues due to our newly acquired Rossignol and Cleveland Golf businesses which was more than offset by decreases in our other brand revenues in Australia and the negative effects of changes in foreign currency exchange rates.
Our consolidated gross profit margin for the three months ended April 30, 2006 increased slightly to 45.4% from 45.3% in the comparable period of the prior year. The Americas’ gross profit margin increased to 41.3% from 38.5%, while the European gross profit margin decreased to 50.0% from 51.4%, and the Asia/Pacific gross profit margin decreased to 45.7% from 50.7% for those same periods. The increase in the Americas’ gross profit margin was primarily due to improved margins on our DC and Quiksilver brands and a higher percentage of sales through company owned retail stores where we earn both the wholesale and retail margins, partially offset by higher sales of our wintersports and golf equipment business, which operate at a lower gross margin than our other businesses. Our European gross profit margin decrease was primarily due to the negative impact of our newly acquired wintersports and golf equipment businesses partially offset by a higher percentage of sales through company-owned retail stores. In Asia/Pacific, the gross profit margin decrease was primarily due to sales from our lower margin wintersports and golf equipment businesses and lower margins on our other brands, partially offset by a higher percentage of sales through company-owned retail stores.
Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2006 increased 55% to $215.8 million from $139.3 million in the comparable period of the prior year. Americas’ SG&A increased 53% to $81.5 million from $53.3 million in the comparable period of the prior year, while European SG&A increased 69% to $96.2 million from $56.9 million and Asia/Pacific SG&A increased 27% to $24.3 million from $19.2 million for those same periods. As a percentage of revenues, SG&A increased to 41.8% for the three months ended April 30, 2006 from 32.6% for the three months ended April 30, 2005.
The consolidated increase in SG&A as a percentage of revenue was primarily caused by our newly acquired wintersports equipment business. This business has a seasonally low shipping period during the three months ended April 30, 2006, causing the ratio of SG&A to revenue to be negatively impacted. The consolidated increase in SG&A as a percentage of revenue also increased due to $5.5 million in stock based compensation expense recorded in the current period as a result of adopting SFAS No. 123(R) and the cost of additional retail stores.
Interest expense for the three months ended April 30, 2006 increased to $11.9 million from $3.3 million in the comparable period of the prior year. This increase was primarily due to debt incurred and assumed in connection with the acquisition of Rossignol.
Our foreign currency gain amounted to $0.5 million for the three months ended April 30, 2006 compared to a gain of $0.3 million in the comparable period of the prior year. These gains resulted primarily from the foreign currency contracts we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.
The effective income tax rate for the three months ended April 30, 2006 was 33.0% compared to 32.2% for the three months ended April 30, 2005. Our effective income tax rate for the six months ended April 30, 2006 is 30.1%, which is lower than the prior year’s annual rate because a higher percentage of our 2006 profits are expected to be generated in countries with lower tax rates and from foreign tax credits.
Net income for the three months ended April 30, 2006 was $3.7 million or $0.03 per share on a diluted basis, compared to $34.7 million, or $0.28 per share on a diluted basis, in the comparable period of the prior year. Basic net income per share was $0.03 per share for the three months ended April 30, 2006 compared to $0.29 per share in the comparable period of the prior year. EBITDA decreased 38% to $38.9 million from $63.2 million for those same periods.

Six Months Ended April 30, 2006 Compared to Six Months Ended April 30, 2005
Our total net revenues for the six months ended April 30, 2006 increased 37% to $1,058.1 million from $769.7 million in the comparable period of the prior year. Our revenue from the Rossignol and Cleveland Golf businesses, which were acquired on July 31, 2005, totaled $277.9 million for the six months ended April 30, 2006. Revenues in the Americas increased 31% to $470.8 million for the six months ended April 30, 2006 from $358.5 million in the comparable period of the prior year, and European revenues increased 55% to $478.3 million from $308.9 million for those same periods. As measured in euros, revenues in the first six months of the current year increased 69% as compared to the prior year. Asia/Pacific revenues increased 6% to $106.6 million in the six months ended April 30, 2006 compared to $100.8 million in the comparable period of the prior year. As measured in Australian dollars, revenues increased 11% over the comparable period of the prior year.
In the Americas, revenues in our men’s category increased 8% to $183.8 million from $170.4 million in the comparable period of the prior year, while revenues in our women’s category decreased 1% to $183.9 million from $186.4 million. Revenues from our wintersports and golf brands totaled $101.0 million in the current year’s six-month period as compared to revenues of $1.7 million in the comparable period of the prior year. The increase in the Americas men’s revenues came primarily from an increase in the DC brand and to a lesser extent from the Quiksilver brand. The decrease in the Americas women’s revenues came primarily from growth in Roxy, which was more than offset by a decrease in revenue due to the discontinuation of our private label swimwear product line. The increase in wintersports and golf equipment revenue came primarily from the newly acquired Rossignol and Cleveland Golf businesses. In Europe and as reported in dollars, men’s revenues decreased 2% to $207.8 million from $212.1 million, while women’s revenues increased 14% to $110.1 million from $96.7 million. Our European wintersports and golf equipment revenue of $160.5 million came from our newly acquired Rossignol and Cleveland Golf businesses. The European men’s decrease was primarily due to growth in the Quiksilver and DC brands which were more than offset by the negative effects of changes in foreign currency exchange rates. As measured in euros, European men’s revenue increased 7%. The women’s increase reflects growth in the Roxy brand partially offset by the negative effects of changes in foreign currency exchange rates. As measured in euros, women’s revenues increased 24%. In Asia/Pacific, the increase in revenues came primarily from the newly acquired Rossignol and Cleveland Golf businesses, partially offset by decreases in our other brand revenue in Australia and to a lesser extent, decreases caused by the negative effects of changes in foreign currency exchange rates.
Our consolidated gross profit margin for the six months ended April 30, 2006 increased to 45.7% from 45.0% in the comparable period of the prior year. The Americas’ gross profit margin increased to 40.6% from 38.8%, while the European gross profit margin increased to 50.9% from 50.6%, and the Asia/Pacific gross profit margin decreased to 44.9% from 49.4% for those same periods. The increase in the Americas’ gross profit margin was primarily due to improved margins on our DC and Quiksilver brands, and a higher percentage of sales through company owned retail stores where we earn both the wholesale and retail margins, partially offset by higher sales from our wintersports and golf equipment businesses, which operate at a lower gross margin than our other businesses. Our European gross profit margin increase was primarily due to a higher percentage of our sales through company owned retail stores partially offset by sales from our newly acquired wintersports and golf equipment businesses. In Asia/Pacific, the gross profit margin decrease was primarily due to sales from our lower margin wintersports and golf equipment businesses and lower margins on our other brands, partially offset by a higher percentage of sales through company-owned retail stores.
SG&A for the six months ended April 30, 2006 increased 59% to $427.1 million from $268.8 million in the comparable period of the prior year. Americas’ SG&A increased 55% to $165.3 million from $107.0 million in the comparable period of the prior year, European SG&A increased 74% to $187.6 million from $107.5 million, and Asia/Pacific SG&A increased 31% to $47.2 million from $36.1 million for those same periods. As a percentage of revenues, SG&A increased to 40.4% for the six months ended April 30, 2006 from 34.9% for the six months ended April 30, 2005.
The consolidated increase in SG&A as a percentage of revenue was primarily due to increased SG&A expenses from our newly acquired wintersports equipment business. Our wintersports equipment business has a seasonally low shipping period during the three months ended April 30, 2006, causing the ratio of SG&A to revenue to be negatively impacted. The consolidated increase in SG&A as a percentage of revenue also increased due to $11.3 million in stock based compensation recorded in the current period as a result of adopting SFAS No. 123(R) on November 1, 2005 and the cost of additional retail stores.
Interest expense for the six months ended April 30, 2006 increased to $24.5 million from $5.1 million in the comparable period of the prior year. This increase was primarily due to debt incurred and assumed in connection with the acquisition of Rossignol.
Our foreign currency gain amounted to $1.0 million for the six months ended April 30, 2006 compared to a loss of $0.2 million in the comparable period of the prior year. This gain and loss resulted primarily from the foreign currency contracts we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.
The effective income tax rate for the six months ended April 30, 2006 decreased to 30.1% from 32.2% in the comparable period of the prior year. This improvement resulted primarily because a higher percentage of our 2006 profits are expected to be generated in countries with lower tax rates and from foreign tax credits.
Net income for the six months ended April 30, 2006 was $22.3 million or $0.18 per share on a diluted basis, compared to $48.9 million, or $0.40 per share on a diluted basis, in the comparable period of the prior year. Basic net income per share was $0.18 per share for the six months ended April 30, 2006 from $0.41 per share in the comparable period of the prior year. EBITDA increased 6% to $99.2 million from $93.8 million for those same periods.
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
The net increase in cash and cash equivalents for the six months ended April 30, 2006 was $21.2 million compared to $12.8 million in the comparable period of the prior year. Cash and cash equivalents totaled $96.8 million at April 30, 2006 compared to $75.6 million at October 31, 2005, while working capital was $512.2 million at April 30, 2006 compared to $458.9 million at October 31, 2005. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future, and that increases in our lines of credit can be obtained as needed to fund future growth.
Cash Flows
We generated $114.1 million of cash from operating activities in the six months ended April 30, 2006 compared to $3.9 million for the comparable period of the prior year. This $110.2 million increase in cash provided was primarily due to changes in accounts receivable, inventories and accounts payable. During the six months ended April 30, 2006, the decrease in accounts receivable provided cash of $128.6 million compared to cash used of $63.0 million during the six months ended April 30, 2005, an increase in cash provided of $191.6 million. The change in inventories, net of the change in accounts payable, used cash of $22.5 million during the six months ended April 30, 2006 compared to cash provided of $7.8 million for the same period of the prior year, a net decrease in cash provided of $30.3 million. An additional $51.1 million was used during the six months ended April 30, 2006 compared to the comparable period of the prior year primarily due to changes in other operating assets and liabilities.
Capital expenditures totaled $42.7 million for the six months ended April 30, 2006, compared to $24.7 million in the comparable period of the prior year. These investments include company-owned retail stores and ongoing investments in manufacturing, computer and warehouse equipment. We used $28.4 million of cash for acquisitions, of which $5.8 million relates to a payment to the former owners of our

Asia/Pacific business, $5.0 million relates to a payment to the former owners of DC Shoes, Inc., and the remaining $17.6 million relates primarily to acquisitions of certain other licensees, distributors and retail store locations.
During the six months ended April 30, 2006, net cash used in financing activities totaled $23.5 million, compared to $114.2 million provided by financing activities in the comparable period of the prior year. Borrowings decreased as we generated increased cash from our operating activities.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 19% to $483.0 million at April 30, 2006 from $599.5 million at October 31, 2005. Accounts receivable in the Americas decreased 21% to $216.3 million at April 30, 2006 from $273.0 million at October 31, 2005, while European accounts receivable decreased 15% to $223.8 million from $263.8 million, and Asia/Pacific accounts receivable decreased 32% to $42.9 million from $62.7 million for those same periods. Our April 30, 2006 balance sheet includes $123.0 million of accounts receivable from our newly acquired Rossignol and Cleveland Golf businesses. Accounts receivable related to our other businesses compared to April 30, 2005, increased 8% in the Americas, 6% in Europe and decreased 9% in Asia/Pacific. The increase in Americas accounts receivable from our other businesses primarily relates to the timing of collections from our customers. The increase in accounts receivable in our European segment from our other businesses primarily relates to higher revenues and the timing of shipments. The decrease in Asia/Pacific accounts receivable from our other businesses primarily relates to decreased sales in Australia. Included in accounts receivable are approximately $39.0 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately 10 days at April 30, 2006 compared to April 30, 2005. Of this increase, seven days related to our newly acquired wintersports and golf equipment businesses, and the remaining three days related to the timing of collections from our customers in our other businesses in the Americas.
Consolidated inventories increased 4% to $402.0 million at April 30, 2006 from $386.4 million at October 31, 2005. Inventories in the Americas decreased 4% to $157.5 million from $164.4 million at October 31, 2005, while European inventories increased 10% to $194.6 million from $176.9 million, and Asia/Pacific inventories increased 11% to $49.9 million from $45.1 million for those same periods. Our April 30, 2006 inventory balance includes $191.0 million in inventories from our newly acquired Rossignol and Cleveland Golf businesses. Inventories related to our other businesses remained consistent in the Americas compared to April 30, 2005, while inventories in Europe increased 29%, and inventories in Asia/Pacific increased 74% for that same period. The increase in our European and Asia/Pacific inventories primarily relates to the increase in inventories due to additional retail locations, acquired licensees and distributors and increased inventory in Japan to support growth. Consolidated average annual inventory turnover was approximately 3.1 at April 30, 2006 compared to approximately 4.1 at April 30, 2005. Excluding the effect of the Rossignol and Cleveland Golf inventories, average inventory turnover was 3.9 at April 30, 2006.
Commitments
We paid $5.8 million related to the achievement of certain sales and earnings targets to the former owners of our Asia/Pacific business during the six months ended April 30, 2006. This amount represents the final payment related to this acquisition. In addition, we paid $5.0 million related to the achievement of certain sales and earnings targets to the former owners of DC Shoes, Inc.
In connection with the acquisition of Rossignol, we have formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. We have not finalized the Plan, but as of April 30, 2006 we had recognized $29.1 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe and the relocation of our wintersports equipment sales and distribution operations in the United States. As of April 30, 2006, we have paid approximately $2.3 million related to these integration activities. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations will be charged to earnings as incurred. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, totaled approximately $18.9 million at April 30, 2006. The Plan has not been finalized as it relates to facilities outside of the United States, and our estimates of expected costs related to the U.S. aspects of the Plan may change. Accordingly, as uncertainties related to the Plan are resolved, additional liabilities related to facility relocations, the elimination of nonstrategic business activities and redundant functions, and other related costs could be recognized. These uncertainties are expected to be resolved within one year of the consummation date of the acquisition, and when determined, additional liabilities could be significant and would be recorded as adjustments to goodwill. If we have overestimated these costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized more than one year after the consummation date of the acquisition will be recorded in earnings.
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
Given these uncertainties, investors are cautioned not to place too much weight on such forward looking statements. We are not obligated to update these forward-looking statements.

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
European revenues increased 69% in euros during the six months ended April 30, 2006 compared to the six months ended April 30, 2005. As measured in U.S. dollars and reported in our consolidated statements of income, European revenues increased 55% as a result of a stronger U.S. dollar versus the euro in comparison to the prior year.
Asia/Pacific revenues increased 11% in Australian dollars during the six months ended April 30, 2006 compared to the six months ended April 30, 2005. As measured in U.S. dollars and reported in our consolidated statements of income, Asia/Pacific revenues increased 6% as a result of a stronger U.S. dollar versus the Australian dollar in comparison to the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2006.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security-Holders
Our Annual Meeting of Stockholders was held on March 24, 2006. A total of 111,698,265 shares of our common stock were present or represented by proxy at the meeting, representing more than 91.79% of our shares outstanding as of the January 27, 2006 record date. The matters submitted for a vote and the related election results are as follows:
Election of ten nominees to serve as directors until the next annual meeting and until their respective successors shall be elected and qualified. The result of the vote taken was as follows:

	Votes For	Votes Withheld
Douglas K. Ammerman	107,791,308	3,906,957
William M. Barnum, Jr.	108,312,071	3,386,194
Laurent Boix-Vives	104,475,875	7,222,390
Charles E. Crowe	107,119,612	4,578,653
Charles S. Exon	107,112,101	4,586,164
Michael H. Gray	108,315,838	3,382,427
Timothy M. Harmon	109,791,864	1,906,401
Bernard Mariette	107,115,445	4,582,820
Robert B. McKnight, Jr.	108,775,389	2,922,876
Franck Riboud	81,152,219	30,546,046

	Votes	Votes	Votes	Broker
	For	Against	Abstained	Non-Votes
Amendment of the Quiksilver, Inc. 2000 Stock Incentive Plan	85,132,198	9,467,546	58,428	17,040,093
Approval of the Quiksilver, Inc. 2006 Restricted Stock Plan	61,489,011	33,049,981	64,403	17,094,670

Item 6. Exhibits
     Exhibits
10.1	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated on March 24, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 28, 2006).

10.2	Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 28, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

June 9, 2006	/s/ Steven L. Brink

Steven L. Brink
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX
Exhibit	Description
10.1	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated on March 24, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 28, 2006).

10.2	Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 28, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer