Form 10-Q
period 2006-07-31
QUIKSILVER INC
filed 2006-09-11
CIK 805305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
September 5, 2006 was 122,520,622

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
In thousands, except share amounts	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$84,342	$75,598
Trade accounts receivable, less allowance for doubtful accounts of $30,319 (2006) and $10,727 (2005)	492,414	599,486
Other receivables	32,400	27,414
Income tax receivable	5,253	—
Inventories	516,366	386,396
Deferred income taxes	46,859	41,646
Prepaid expenses and other current assets	27,991	21,819

Total current assets	1,205,625	1,152,359

Fixed assets, less accumulated depreciation and amortization of $170,674 (2006) and $121,453 (2005)	264,585	241,979
Intangible assets, net	247,263	247,702
Goodwill	525,846	449,377
Other assets	51,326	43,955
Assets held for sale	23,311	23,229

Total assets	$2,317,956	$2,158,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$278,261	$220,113
Accounts payable	242,309	212,407
Accrued liabilities	195,797	182,973
Current portion of long-term debt	22,728	50,833
Income taxes payable	—	27,176

Total current liabilities	739,095	693,502

Long-term debt, net of current portion	681,248	640,348
Deferred income taxes	73,886	81,628

Total liabilities	1,494,229	1,415,478

Minority interest	10,935	10,241

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 185,000,000; issued shares — 125,374,489 (2006) and 124,093,392 (2005)	1,254	1,241
Additional paid-in capital	268,382	242,284
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	493,711	466,043
Accumulated other comprehensive income	56,223	30,092

Total stockholders’ equity	812,792	732,882

Total liabilities and stockholders’ equity	$2,317,956	$2,158,601

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended July 31,
In thousands, except per share amounts	2006	2005
Revenues, net	$525,854	$373,751
Cost of goods sold	277,079	198,836

Gross profit	248,775	174,915

Selling, general and administrative expense	228,843	133,589

Operating income	19,932	41,326

Interest expense	11,877	5,490
Foreign currency loss (gain)	377	(388)
Minority interest and other expense	484	207

Income before provision for income taxes	7,194	36,017

Provision for income taxes	1,858	11,382

Net income	$5,336	$24,635

Net income per share	$0.04	$0.21

Net income per share, assuming dilution	$0.04	$0.20

Weighted average common shares outstanding	122,341	118,764

Weighted average common shares outstanding, assuming dilution	127,737	124,308

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended July 31,
In thousands	2006	2005
Net income	$5,336	$24,635
Other comprehensive income (loss):
Foreign currency translation adjustment	5,798	(18,276)
Net unrealized (loss) gain income on derivative instruments, net of tax of $(785) (2006) and $2,141 (2005)	(1,427)	4,451

Comprehensive income	$9,707	$10,810

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended July 31,
In thousands, except per share amounts	2006	2005
Revenues, net	$1,583,924	$1,143,464
Cost of goods sold	852,098	622,278

Gross profit	731,826	521,186

Selling, general and administrative expense	655,986	402,386

Operating income	75,840	118,800

Interest expense	36,417	10,548
Foreign currency gain	(616)	(213)
Minority interest and other expense	895	352

Income before provision for income taxes	39,144	108,113

Provision for income taxes	11,476	34,597

Net income	$27,668	$73,516

Net income per share	$0.23	$0.62

Net income per share, assuming dilution	$0.22	$0.59

Weighted average common shares outstanding	121,928	118,175

Weighted average common shares outstanding, assuming dilution	127,564	123,729

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine months ended July 31,
In thousands	2006	2005
Net income	$27,668	$73,516
Other comprehensive income (loss):
Foreign currency translation adjustment	32,127	(10,936)
Net unrealized (loss) gain income on derivative instruments, net of tax of $(3,040) (2006) and $3,657 (2005)	(5,996)	6,826

Comprehensive income	$53,799	$69,406

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended July 31,
In thousands	2006	2005
Cash flows from operating activities:
Net income	$27,668	$73,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,581	25,232
Stock-based compensation	16,056	—
Provision for doubtful accounts	15,553	5,591
Loss on sale of fixed assets	1,316	174
Foreign currency (gain) loss	(229)	1,240
Interest accretion	—	1,480
Minority interest and equity in earnings	1,427	—
Changes in operating assets and liabilities:
Trade accounts receivable	109,394	(61,862)
Other receivables	(4,665)	(2,546)
Inventories	(113,325)	(25,995)
Prepaid expenses and other current assets	(3,967)	(2,383)
Other assets	(8,677)	(7,585)
Accounts payable	22,559	34,004
Accrued liabilities	(29,884)	1,039
Income taxes payable	(27,063)	11,857

Net cash provided by operating activities	53,744	53,762

Cash flows from investing activities:
Proceeds from the sale of fixed assets	2,420	—
Capital expenditures	(61,321)	(45,085)
Business acquisitions, net of cash acquired	(34,848)	(181,827)

Net cash used in investing activities	(93,749)	(226,912)

Cash flows from financing activities:
Borrowings on lines of credit	245,672	44,749
Payments on lines of credit	(200,920)	(41,634)
Borrowings on long-term debt	129,705	496,519
Payments on long-term debt	(130,107)	(227,628)
Proceeds from stock option exercises	6,491	7,285

Net cash provided by financing activities	50,841	279,291

Effect of exchange rate changes on cash	(2,092)	(1,478)

Net increase in cash and cash equivalents	8,744	104,663
Cash and cash equivalents, beginning of period	75,598	55,197

Cash and cash equivalents, end of period	$84,342	$159,860

Supplementary cash flow information:
Cash paid during the period for:
Interest	$31,201	$9,410

Income taxes	$40,763	$22,535

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

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

Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial statements for the three and nine month periods ended July 31, 2006 and 2005. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2005 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The Company adopted this standard during the nine months ended July 31, 2006 using the modified prospective method. See Note 3 for a description of the impact of this standard on the Company’s financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the Company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on November 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the nine months ended July 31, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated.

As a result of adopting SFAS No. 123(R), during the nine months ended July 31, 2006, the Company’s net income is $11.3 million lower than if it had continued to account for stock based compensation under APB 25 as it did for the nine months ended July 31, 2005. Basic and diluted earnings per share for the nine months ended July 31, 2006 would have been $0.07 and $0.07, respectively, if the Company had not adopted SFAS No. 123(R), compared to basic and diluted earnings per share of $0.04 and $0.04, respectively. Compensation expense was included as selling, general and administrative expense for the period. The impact on cost of goods sold was not significant. The adoption of SFAS No. 123(R) had no impact on the Company’s cash flows.

Changes in shares under option for the nine months ended July 31, 2006 are as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Price	Life	Value
				In thousands
Outstanding, October 31, 2005	17,366,457	$7.64
Granted	2,303,500	13.67
Exercised	(1,062,004)	3.91		$10,575
Canceled	(167,869)	10.95

Outstanding, July 31, 2006	18,440,084	$8.57	6.51	$88,028

Options exercisable, July 31, 2006	11,324,858	$6.22	5.36	$77,935

Changes in non-vested shares under option for the nine months ended July 31, 2006 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested, October 31, 2005	8,205,035	$5.89
Granted	2,303,500	6.32
Vested	(3,284,305)	5.35
Canceled	(109,004)	6.47

Non-vested, July 31, 2006	7,115,226	$6.27

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the three months ended July 31, 2005 options were valued assuming a risk-free interest rate of 4.3%, volatility of 50.3%, zero dividend yield, and an expected life of 5.2 years. The weighted average fair value of options granted was $8.11 for the three months ended July 31, 2005. No options were granted during the three months ended July 31, 2006. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of July 31, 2006, the Company had approximately $20.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.0 years.

The reported net income and net income per share for the three months and nine months ended July 31, 2005 have been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard for the nine months ended July 31, 2005.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Nine Months Ended
In thousands, except per share amounts	July 31, 2005	July 31, 2005
Actual net income	$24,635	$73,516
Less: stock-based employee compensation expense determined under the fair value based method, net of tax	3,526	9,121

Pro forma net income	$21,109	$64,395

Actual net income per share	$0.21	$0.62

Pro forma net income per share	$0.18	$0.54

Actual net income per share, assuming dilution	$0.20	$0.59

Pro forma net income per share, assuming dilution	$0.17	$0.52

On March 24, 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan. A total of 1.0 million shares are reserved for issuance under the Restricted Stock Plan. As of July 31, 2006, no restricted shares have been granted under this plan.

4.	Inventories

Inventories consist of the following:

	July 31,	October 31,
In thousands	2006	2005
Raw materials	$57,129	$46,659
Work in-process	13,692	10,416
Finished goods	445,545	329,321

	$516,366	$386,396

5.	Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	July 31, 2006			October 31, 2005
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$5,592	$(1,661)	$3,931	$5,135	$(1,349)	$3,786
Amortizable licenses	10,310	(3,780)	6,530	10,081	(2,940)	7,141
Other amortizable intangibles	26,810	(4,627)	22,183	28,757	(2,022)	26,735
Non-amortizable trademarks	214,619	—	214,619	210,040	—	210,040

	$257,331	$(10,068)	$247,263	$254,013	$(6,311)	$247,702

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the nine months ended July 31, 2006 and 2005 was $3.7 million and $1.8 million, respectively. Annual amortization expense is estimated to be approximately $4.9 million in the fiscal year ending October 31, 2006, $4.7 million in the fiscal year ending October 31, 2007 and $3.5 million in the fiscal years ending October 31, 2008 through 2010. Goodwill related to the Company’s segments is as follows:

	July 31,	October 31,
In thousands	2006	2005
Americas	$155,863	$144,948
Europe	227,590	175,392
Asia/Pacific	142,393	129,037

	$525,846	$449,377

Goodwill increased $76.5 million during the nine months ended July 31, 2006 as a result of approximately $60.0 million related to Rossignol and other acquisitions, and $16.5 million due to the effect of changes in foreign currency exchange rates.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of income taxes, are as follows:

	July 31,	October 31,
In thousands	2006	2005
Foreign currency translation adjustment	$59,857	$27,730
(Loss) gain on cash flow hedges and interest rate swaps	(3,634)	2,362

	$56,223	$30,092

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, winter sports and golf equipment, footwear, accessories and related products. The Company operates in three segments, the Americas, Europe and Asia/Pacific. Costs that support all three operating segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues for the nine months ended July 31, 2006.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Information related to the Company’s segments is as follows:

	Three Months Ended July 31,
In thousands	2006	2005

Revenues, net:
Americas	$277,413	$196,261
Europe	190,998	133,573
Asia/Pacific	56,309	43,145
Corporate operations	1,134	772

	$525,854	$373,751

Gross Profit:
Americas	$119,075	$78,791
Europe	101,401	73,419
Asia/Pacific	27,697	22,298
Corporate operations	602	407

	$248,775	$174,915

Operating Income:
Americas	$32,888	$22,919
Europe	(4,444)	19,096
Asia/Pacific	3,999	5,799
Corporate operations	(12,511)	(6,488)

	$19,932	$41,326

	Nine Months Ended July 31,
In thousands	2006	2005

Revenues, net:
Americas	$748,173	$554,727
Europe	669,299	442,435
Asia/Pacific	162,898	143,926
Corporate operations	3,554	2,376

	$1,583,924	$1,143,464

Gross Profit:
Americas	$310,023	$217,912
Europe	344,621	229,642
Asia/Pacific	75,554	72,121
Corporate operations	1,628	1,511

	$731,826	$521,186

Operating Income:
Americas	$58,508	$55,035
Europe	51,159	67,777
Asia/Pacific	4,678	19,494
Corporate operations	(38,505)	(23,506)

	$75,840	$118,800

Identifiable assets:
Americas	$824,703	$805,654
Europe	1,120,009	1,011,467
Asia Pacific	319,806	190,783
Corporate operations	53,438	63,059

	$2,317,956	$2,070,963

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	Derivative Financial Instruments

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency and interest rate risks are marked to fair value with corresponding gains or losses recorded in earnings. A gain of $0.6 million was recognized related to these types of derivatives during the nine months ended July 31, 2006. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of July 31, 2006, the Company was hedging forecasted transactions expected to occur through May 2008. Assuming exchange rates at July 31, 2006 remain constant, $3.6 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 22 months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the nine months ended July 31, 2006, the Company reclassified into earnings a net loss of $1.8 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of derivative contracts at July 31, 2006 is as follows:

	Notional
In thousands	Amount	Maturity	Fair Value

United States dollar	$347,379	Aug 2006 — May 2008	$(6,337)
Canadian dollar	6,894	Sept 2006 — May 2007	80
Interest rate swap	31,838	Jan 2007 — Sept 2009	(62)

	$386,111		$(6,319)

9.	Business Acquisitions

Effective July 31, 2005, the Company acquired Skis Rossignol SA (“Rossignol”), a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The Company has included the operations of Rossignol in its results since August 1, 2005. The purchase price, excluding transaction costs, included cash of approximately $208.3 million, approximately 2.2 million restricted shares of the Company’s common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. Transaction costs totaled approximately $16.0 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for the five days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35% (currently 5.5%). The mandatory purchase of the remaining Rossignol shares was required under French law as the Company had obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer. The purchase of these shares was completed in the quarter ended October 31, 2005 and the Company now owns 100% of the shares in Rossignol. Upon the future exercise of the Rossignol stock options, the Company will purchase the newly issued shares from the Rossignol stock option holders, retaining 100% ownership in Rossignol. These Rossignol stock options are treated as variable for accounting purposes and subsequent changes in the value of these stock options are recorded as compensation expense in the Company’s consolidated statement of income. The Company acquired a majority interest in Cleveland Golf when it acquired Rossignol, but certain former owners of Cleveland Golf retained a minority interest of 36.37%. The Company and the minority owners have entered into a put/call arrangement whereby the minority owners of Cleveland Golf can require the Company to buy all of their interest in Cleveland Golf after 4.5 years and the Company can buy their interest at its option after 7 years, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profits and the Company’s price-earnings ratio. As a result of the minority interest and put/call arrangement, the Company will account for Cleveland Golf as a step acquisition. In a step acquisition, where less than 100% of an entity is acquired, only a portion of the fair value adjustments are recorded in the acquiring company’s balance sheet equal to the percentage ownership in the acquired company. Based on this step acquisition accounting, the Company has recorded 63.63% of the fair value adjustments for Cleveland Golf in its balance sheet. Goodwill arises from synergies the Company believes can be achieved integrating Rossignol’s brands, products and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of customer relationships, patents and athlete contracts with estimated useful lives of twenty, seven and two years, respectively. The acquired trademarks are non-amortizing as they have been determined to have indefinite lives.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Rossignol acquisition in accordance with the purchase method of accounting:

July 31,
In thousands	2005

Cash acquired	$64,396
Accounts receivable	96,763
Inventory	232,525
Other current assets	21,548
Fixed assets	109,438
Deferred income taxes	3,572
Other assets	3,296
Amortizing intangible assets	20,400
Trademarks	94,700
Goodwill	292,168

Total assets acquired	938,806

Other liabilities	218,300
Long term debt and lines of credit	365,126
Deferred income taxes	40,657
Minority interest	10,109

Net assets acquired	$304,614

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (“the Plan”). As of July 31, 2006 the Company has recognized approximately $65.3 million of liabilities related to the Plan. See Note 11 for further description of the Plan.

Effective August 1, 2005, the Company acquired 11 retail stores in Australia from Surfection Pty Ltd, Manly Boardriders Pty Ltd. and Sydney Boardriders Pty Ltd. (“Surfection”). The operations of Surfection have been included in the Company’s results since August 1, 2005. The initial purchase price, excluding transaction costs, included cash of approximately $21.4 million. Transaction costs totaled approximately $1.1 million. The sellers are entitled to additional payments ranging from zero to approximately $17.1 million if certain sales and margin targets are achieved through September 30, 2008. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies the Company believes can be achieved through Surfection’s retail expertise and store presence in key locations in Australia, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of non-compete agreements with estimated useful lives of five years.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The allocation of purchase price is based on preliminary estimates and is subject to change based on the finalization of the purchase price allocation. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Surfection acquisition in accordance with the purchase method of accounting:

August 1,
In thousands	2005

Inventory and other current assets	$3,239
Fixed assets	4,839
Amortizing intangible assets	450
Goodwill	21,393

Total assets acquired	29,921

Other liabilities	7,419

Net assets acquired	$22,502

The Company paid cash of approximately $34.8 million during the nine months ended July 31, 2006, of which $5.8 million relates to a payment to the former owners of the Asia/Pacific business, $5.0 million relates to a payment to the former owners of DC Shoes, Inc., and the remaining $24.0 million relates primarily to insignificant acquisitions of certain other distributors, licensees and retail store locations.

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

11.	Rossignol Integration Plan and Pre-acquisition Restructuring Plan

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of July 31, 2006 the Company has recognized approximately $65.3 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of the Company’s wintersports equipment sales and distribution operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. As of July 31, 2006, the Company has also recognized approximately $1.4 million in inventory impairments relating to the realignment of its European manufacturing facilities. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are not significant and are charged to earnings. Certain land and facilities owned by the acquired company are expected to be sold during the next 12 months in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
United States and France, total approximately $23.3 million at July 31, 2006. If the Company has overestimated these integration costs, the excess will reduce goodwill in future periods. If the Company has underestimated these integration costs, additional liabilities recognized will be recorded in earnings.

Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	and Other	Total

Recorded in purchase price allocation	$3,673	$1,574	$5,247
Adjustment to purchase price allocation	17,463	752	18,215
Cash payments	(17)	(44)	(61)
Foreign currency translation	(83)	(6)	(89)

Balance, October 31, 2005	21,036	2,276	23,312

Adjustment to purchase price allocation	36,733	5,130	41,863
Cash payments	(9,773)	(2,011)	(11,784)
Foreign currency translation	2,803	273	3,076

Balance, July 31, 2006	$50,799	$5,668	$56,467

Prior to the acquisition of Rossignol, a restructuring plan was announced related to Rossignol’s French manufacturing facilities (“Pre-acquisition Restructuring Plan”). The costs associated with the Pre-acquisition Restructuring Plan consist of termination benefits achieved through voluntary early retirement and voluntary termination of certain employees.

Activity and liability balances recorded as part of the Pre-acquisition Restructuring Plan are as follows:

In thousands	Workforce

Balance, October 31, 2005	$9,447
Cash payments	(6,719)
Adjustment to purchase price allocation	(1,015)
Foreign currency translation	86

Balance, July 31, 2006	$1,799

12.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of July 31, 2006 and October 31, 2005 and for the nine months ended July 31, 2006 and 2005. During the three months ended July 31, 2006, Cleveland Golf was added as a guarantor subsidiary. As a result, the October 31, 2005 balance sheet has been adjusted to reflect Cleveland Golf as a guarantor subsidiary. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Due to the seasonality of the Company’s quarterly operations, management has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries for interim reporting purposes. In our consolidated financial statements for the fiscal year ending October 31, 2006, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
At July 31, 2006

		Wholly-
		owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(458)	$3,655	$3,783	$77,362	$—	$84,342
Trade accounts receivable, net	—	169,036	30,755	292,623	—	492,414
Other receivables	777	4,465	1,044	26,114	—	32,400
Income tax receivable	—	10,390	(485)	(4,652)	—	5,253
Inventories	—	146,132	43,532	328,167	(1,465)	516,366
Deferred income taxes	—	23,260	1,771	21,828	—	46,859
Prepaid expenses and other current assets	1,713	8,084	1,852	16,342	—	27,991

Total current assets	2,032	365,022	82,252	757,784	(1,465)	1,205,625
Fixed assets, net	4,254	77,230	3,790	179,311	—	264,585
Intangible assets, net	2,558	79,609	2,947	162,149	—	247,263
Goodwill	—	162,011	2,472	361,363	—	525,846
Investment in subsidiaries	561,992	—	—	—	(561,992)	—
Other assets	11,639	4,796	493	34,398	—	51,326
Assets held for sale	—	3,500	—	19,811	—	23,311

Total assets	$582,475	$692,168	$91,954	$1,514,816	$(563,457)	$2,317,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$14	$—	$278,247	$—	$278,261
Accounts payable	1,639	88,554	6,741	145,375	—	242,309
Accrued liabilities	18,640	22,242	6,495	148,275	145	195,797
Current portion of long-term debt	—	1,231	—	21,497	—	22,728
Intercompany balances	57,405	(2,329)	46,785	(101,861)	—	—

Total current liabilities	77,684	109,712	60,021	491,533	145	739,095

Long-term debt, net of current portion	433,793	112,335	—	135,120	—	681,248
Deferred income taxes	—	32,239	—	41,647	—	73,886

Total liabilities	511,477	254,286	60,021	668,300	145	1,494,229

Minority interest	—	10,935	—	—	—	10,935
Stockholders’/invested equity	70,998	426,947	31,933	846,516	(563,602)	812,792

Total liabilities and stockholders’ equity	$582,475	$692,168	$91,954	$1,514,816	$(563,457)	$2,317,956

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
At October 31, 2005

		Wholly-
		owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,177	$20,816	$986	$52,619	$—	$75,598
Trade accounts receivable, net	—	207,120	30,659	361,707	—	599,486
Other receivables	920	4,918	—	21,576	—	27,414
Inventories	—	118,548	36,758	232,130	(1,040)	386,396
Deferred income taxes	—	22,531	1,774	17,341	—	41,646
Prepaid expenses and other current assets	1,788	6,588	3,096	10,347	—	21,819

Total current assets	3,885	380,521	73,273	695,720	(1,040)	1,152,359

Fixed assets, net	2,679	66,604	3,531	169,165	—	241,979
Intangible assets, net	2,310	83,562	3,154	158,676	—	247,702
Goodwill	—	177,841	2,472	269,064	—	449,377
Investment in subsidiaries	578,719	—	—	—	(578,719)	—
Other assets	11,735	4,933	490	26,797	—	43,955
Assets held for sale	—	4,225	—	19,004	—	23,229

Total assets	$599,328	$717,686	$82,920	$1,338,426	$(579,759)	$2,158,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$6,138	$1,000	$212,975	$—	$220,113
Accounts payable	1,486	78,859	7,828	124,234	—	212,407
Accrued liabilities	18,237	29,777	8,306	126,359	294	182,973
Current portion of long-term debt	—	1,230	—	49,603	—	50,833
Income taxes payable	—	14,872	(1,497)	13,801	—	27,176
Intercompany balances	(63,906)	49,338	33,198	(18,630)	—	—

Total current liabilities	(44,183)	180,214	48,835	508,342	294	693,502

Long-term debt, net of current portion	431,944	76,456	4,285	127,663	—	640,348
Deferred income taxes	—	35,605	3	46,020	—	81,628

Total liabilities	387,761	292,275	53,123	682,025	294	1,415,478

Minority interest	—	10,241	—	—	—	10,241

Stockholders’/invested equity	211,567	415,170	29,797	656,401	(580,053)	732,882

Total liabilities and stockholders’ equity	$599,328	$717,686	$82,920	$1,338,426	$(579,759)	$2,158,601

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended July 31, 2006

		Wholly-
		owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
Revenues, net	$418	$608,367	$108,980	$914,147	$(47,988)	$1,583,924
Cost of goods sold	—	367,138	59,106	456,320	(30,466)	852,098

Gross profit	418	241,229	49,874	457,827	(17,522)	731,826
Selling, general and administrative expense	36,270	199,510	44,320	393,036	(17,150)	655,986

Operating (loss) income	(35,852)	41,719	5,554	64,791	(372)	75,840
Interest expense	28,300	2,317	2,473	3,327	—	36,417
Foreign currency loss (gain)	(674)	(64)	—	122	—	(616)
Minority interest and other expense	694	—	—	201	—	895

(Loss) income before provision for income taxes	(64,172)	39,466	3,081	61,141	(372)	39,144
Provision for income taxes	(18,813)	11,570	903	17,816	—	11,476

Net (loss) income	$(45,359)	$27,896	$2,178	$43,325	$(372)	$27,668

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended July 31, 2005

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenues, net	$2,904	$567,318	$598,723	$(25,481)	$1,143,464
Cost of goods sold	—	346,869	284,907	(9,498)	622,278

Gross profit	2,904	220,449	313,816	(15,983)	521,186

Selling, general and administrative expense	21,362	167,368	230,041	(16,385)	402,386

Operating (loss) income	(18,458)	53,081	83,775	402	118,800
Interest expense	5,046	3,863	1,639	—	10,548
Foreign currency loss (gain)	(550)	523	(186)	—	(213)
Minority interest and other expense	—	—	352	—	352

(Loss) income before provision for income taxes	(22,954)	48,695	81,970	402	108,113
Provision for income taxes	(8,846)	18,839	24,604	—	34,597

Net (loss) income	$(14,108)	$29,856	$57,366	$402	$73,516

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2006

				Non-
		Guarantor	Cleveland	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Golf	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(45,359)	$27,896	$2,178	$42,953	$27,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434	14,519	1,522	31,106	47,581
Stock based compensation	16,056	—	—	—	16,056
Provision for doubtful accounts	—	1,284	3,075	11,194	15,553
Gain on sale of fixed assets	—	25	—	1,291	1,316
Foreign currency gain	(33)	14	—	(210)	(229)
Minority interest	695	—	—	732	1,427
Changes in operating assets and liabilities:
Trade accounts receivable	—	20,800	(3,171)	91,765	109,394
Other receivables	143	499	(1,044)	(4,263)	(4,665)
Inventories	—	(34,052)	(6,774)	(72,499)	(113,325)
Prepaid expenses and other current assets assets	1,108	(1,694)	1,244	(4,625)	(3,967)
Other assets	329	116	(299)	(8,823)	(8,677)
Accounts payable	153	12,080	(1,087)	11,413	22,559
Accrued liabilities	1,925	(3,957)	(1,813)	(26,039)	(29,884)
Income taxes payable	—	(1,276)	1,714	(27,501)	(27,063)

Net cash (used in) provided by operating activities	(24,549)	36,254	(4,455)	46,494	53,744

Cash flows from investing activities:
Proceeds from the sale of fixed assets	—	12	—	2,408	2,420
Capital expenditures	(2,257)	(24,066)	(1,278)	(33,720)	(61,321)
Business acquisitions, net of cash acquired	(2,998)	(5,000)	—	(26,850)	(34,848)

Net cash used in investing activities	(5,255)	(29,054)	(1,278)	(58,162)	(93,749)

Cash flows from financing activities:
Borrowings on lines of credit	—	172	—	245,500	245,672
Payments on lines of credit	—	(9,948)	(5,000)	(185,972)	(200,920)
Borrowings on long-term debt	(1,266)	68,450	4,000	58,521	129,705
Payments on long-term debt	—	(29,189)	(4,327)	(96,591)	(130,107)
Proceeds from stock option exercises	6,491	—	—	—	6,491
Intercompany	22,858	(52,979)	13,857	16,264	—

Net cash provided by (used in) financing activities	28,083	(23,494)	8,530	37,722	50,841

Effect of exchange rate changes on cash	86	(867)	—	(1,311)	(2,092)

Net increase (decrease) in cash and cash equivalents	(1,635)	(17,161)	2,797	24,743	8,744
Cash and cash equivalents, beginning of period	1,177	20,816	986	52,619	75,598

Cash and cash equivalents, end of period	$(458)	$3,655	$3,783	$77,362	$84,342

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2005

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(14,108)	$29,856	$57,768	$73,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167	11,490	13,575	25,232
Provision for doubtful accounts	—	2,238	3,353	5,591
Loss on sale of fixed assets	(3)	277	(100)	174
Foreign currency (gain) loss	(510)	(106)	1,856	1,240
Interest accretion	—	—	1,480	1,480
Changes in operating assets and liabilities:
Trade accounts receivable	—	(27,835)	(34,027)	(61,862)
Other receivables	593	(460)	(2,679)	(2,546)
Inventories	—	5,125	(31,120)	(25,995)
Prepaid expenses and other current assets	525	(1,850)	(1,058)	(2,383)
Other assets	(128)	(2,545)	(4,912)	(7,585)
Accounts payable	(1)	1,855	32,150	34,004
Accrued liabilities	(10,063)	1,801	9,301	1,039
Income taxes payable	—	7,864	3,993	11,857

Net cash (used in) provided by operating activities	(23,528)	27,710	49,580	53,762

Cash flows from investing activities:
Capital expenditures	(1,860)	(18,145)	(25,080)	(45,085)
Business acquisitions, net of cash acquired	(220,812)	(12,937)	51,922	(181,827)

Net cash used in investing activities	(222,672)	(31,082)	26,842	(226,912)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	44,749	44,749
Payments on lines of credit	—	—	(41,634)	(41,634)
Borrowings on long-term debt	484,718	9,521	2,280	496,519
Payments on long-term debt	(140,705)	(78,134)	(8,789)	(227,628)
Proceeds from stock option exercises	7,285	—	—	7,285
Intercompany	(83,538)	64,691	18,847	—

Net cash provided by (used in) financing activities	267,760	(3,922)	15,453	279,291

Effect of exchange rate changes on cash	—	—	(1,478)	(1,478)

Net increase (decrease) in cash and cash equivalents	21,560	(7,294)	90,397	104,663
Cash and cash equivalents, beginning of period	(1,070)	9,489	46,778	55,197

Cash and cash equivalents, end of period	$20,490	$2,195	$137,175	$159,860

ROGER CLEVELAND GOLF COMPANY, INC.
BALANCE SHEETS

	July 31,	October 31,
In thousands (except share amounts)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$3,783	$986
Accounts receivable, less allowance for bad debts of $1,068 (2006) and $1,354 (2005)	30,755	30,659
Income taxes receivable	—	1,497
Inventories	43,532	36,758
Deferred income taxes	1,774	1,774
Prepaid expenses and other current assets	2,896	3,096
Due from affiliates, net	2,945	1,802

Total current assets	85,685	76,572

Equipment and leasehold improvements, net	3,790	3,531
Other intangible assets, net	2,947	3,154
Goodwill	2,472	2,472
Other assets	493	490

Total assets	$95,387	$86,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,000
Accounts payable	6,741	7,828
Accrued payroll and benefits	1,976	1,692
Other accrued expenses	4,517	6,614
Income taxes payable	485	—

Total current liabilities	13,719	17,134

Deferred income taxes	3	3
Due to affiliates, net	50,000	35,000
Other long-term debt	—	4,285

Total liabilities	63,722	56,422

Stockholders’ equity:
Common stock no par value — 500,000 shares authorized; 290,224 shares issued and outstanding	22,000	22,000
Retained earnings	9,665	7,755
Accumulated other comprehensive income	—	42

Total stockholders’ equity	31,665	29,797

Total liabilities and stockholders’ equity	$95,387	$86,219

See notes to financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
STATEMENT OF INCOME AND COMPREHENSIVE INCOME

Three months ended
In thousands	July 31, 2006

Revenues, net	$38,625
Cost of goods sold	21,006

Gross profit	17,619

Selling, general, and administrative expense	14,319

Operating income	3,300
Interest expense	865
Other income	(152)

Income before provision for income taxes	2,587

Provision for income taxes	983

Net income	1,604

Loss on derivative instruments, net of tax	—

Comprehensive income	$1,604

See notes to financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
STATEMENT OF INCOME AND COMPREHENSIVE INCOME

Nine months ended
In thousands	July 31, 2006

Revenues, net	$108,980
Cost of goods sold	59,106

Gross profit	49,874

Selling, general, and administrative expense	44,675

Operating income	5,199
Interest expense	2,473
Other income	(355)

Income before provision for income taxes	3,081

Provision for income taxes	1,171

Net income	1,910

Loss on derivative instruments, net of tax	(42)

Comprehensive income	$1,868

STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended July 31, 2006

				Accumulated
				other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
In thousands, except shares	Shares	Amounts	Earnings	Income	Equity

Balance, October 31, 2005	290,224	$22,000	$7,755	$42	$29,797
Unrealized loss on derivative instruments, net of tax	—	—	—	(42)	(42)
Net income	—	—	1,910	—	1,910

Balance, July 31, 2006	290,224	$22,000	$9,665	$—	$31,665

See notes to financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
STATEMENT OF CASH FLOWS

Nine months ended
In thousands	July 31, 2006

Cash flows from operating activities:
Net income	$1,910
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,522
Changes in assets and liabilities:
Accounts receivable, net	(96)
Inventories	(6,774)
Prepaid expenses and other current assets	200
Other assets	(299)
Accounts payable	(1,087)
Due from affiliates, net	(1,143)
Accrued expenses	(1,813)
Income taxes payable	1,982

Net cash used in operating activities	(5,598)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,278)

Net cash used in investing activities	(1,278)

Cash flows from financing activities:
Borrowings on lines of credit	4,000
Payments on line of credit	(5,000)
Proceeds from affiliate loans, net of repayments	15,000
Payments of long-term debt	(4,327)

Net cash provided by financing activities	9,673

Net increase in cash	2,797
Cash, beginning of period	986

Cash, end of period	$3,783

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,522

Income taxes	$(838)

See notes to financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies

Basis of Presentation

Roger Cleveland Golf Company, Inc. (the “Company”) manufactures, markets, and distributes golf clubs and related accessories. The Company is owned 64% by certain subsidiaries of Quiksilver, Inc. (the “Parent”) and 36% by a group of individuals. The Parent acquired its majority interest in the Company on July 31, 2005 and as a result the unaudited financial statements do not include financial statements for the three and nine month periods ended July 31, 2005. The Parent’s new basis is not reflected in the accompanying financial statements as these financial statements have been prepared on the carryover basis of accounting. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

The Parent has $400 million in publicly registered notes. In July, 2006, the Company became a guarantor subsidiary of these senior notes, fully and unconditionally guaranteeing the senior note indebtedness of the Parent. Accordingly, the accompanying unaudited financial statements are being furnished in accordance with the SEC’s Regulation S-X, Rule 3-10.

Cash Equivalents

Certificates of deposit and highly liquid short-term investments purchased with original maturities of three months or less are considered cash equivalents. Carrying values approximate fair value.

Credit Risk

The Company sells its products primarily to pro shops and other retailers of golf clubs and accessories throughout the United States and sells to distributors internationally. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated bad debts, and those losses have generally been within management’s expectations.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Management regularly reviews the inventory quantities on hand and adjusts inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Major improvements to equipment are capitalized, while repairs and maintenance are expensed as incurred. Depreciation and amortization are provided over the lesser of the estimated useful lives of the various assets or the lease term, if applicable, using the straight-line method.

Long-Lived Assets and Goodwill

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. If an impairment is identified, the related asset would be written down to its estimated fair value.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment annually or when a possible impairment is indicated. Management has evaluated its long-lived assets and goodwill and has not identified any impairment as of October 31, 2005.

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
Revenue Recognition

Revenues are recognized upon the transfer of title and risk of ownership to customers. The Company records an accrual for estimated returns and cash discounts at the time of product shipment based on historical experience.

In accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company classifies sales rebates and promotional allowances as a reduction of revenues or cost of sales.

Warranties

The Company generally provides a one-year limited warranty against manufacturer’s defects on its golf equipment and records an estimate of such warranty costs when revenue is recorded. The Company’s standard warranty requires it to repair or replace the defective product returned to the Company during such warranty period. In estimating its future warranty obligations, the Company considers various factors, including it’s warranty policies and practices, the historical frequency of claims and the cost to replace or repair the products under warranty. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense, which is included in other accrued expenses in the accompanying balance sheet as of July 31, 2006:

July 31,
In thousands	2006

Beginning balance, October 31, 2005	$435
Warranty expense	490
Repairs and replacements made	(565)

Ending balance, July 31, 2006	$360

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Advertising Costs

The Company advertises primarily through television and print media. Adverting costs are expensed as incurred. Advertising expense for the nine months ended July 31, 2006 was approximately $5.3 million.

Research and Development

The Company engages in research and development activities to enable it to design and launch new products in response to changing demand and to meet market expectations. Research and development costs are expensed as incurred. Included in selling, general, and administrative expenses are research and development costs of approximately $2.6 million for the nine months ended July 31, 2006.

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company bases its estimates on historical experience and on various other assumptions that are believed reasonable under the circumstances. Actual results could differ from those estimates.

Derivative Financial Instruments

The Company uses derivative financial instruments in the management of its interest rate exposure on long-term debt. The Company does not hold such instruments for trading purposes, and the counterparties to these instruments are major financial institutions. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended, requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The statement also requires a company to recognize changes in the derivative’s fair value currently in earnings, unless it meets specific hedge accounting criteria. If the derivative is designated as a cash-flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income. Changes in the fair value of this derivative are recorded, net of tax, in other comprehensive income. There were no derivative instruments outstanding at July 31, 2006.

Fair Value of Financial Instruments

The carrying value of the Company’s trade accounts receivable and accounts payable approximates their fair value due to their short-term nature. The carrying value of the Company’s lines of credit and long-term debt approximates their fair value as these borrowings consist primarily of a series of short-term notes at floating interest rates.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
Company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on November 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

3.	Intangible Assets

The Company’s amortizing intangible assets, which relate to an acquisition completed in 2003, consist of the following:

	July 31, 2006			October 31, 2005
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value

Tradenames and trademarks	$3,100	$(637)	$2,463	$3,100	$(482)	$2,618
Customer relationships	700	(216)	484	700	(164)	536

	$3,800	$(853)	$2,947	$3,800	$(646)	$3,154

Amortization expense of intangible assets for the nine months ended July 31, 2006 was $0.2 million. Annual amortization expense for fiscal years ending October 31, 2006 through October 31, 2010 is estimated to be $0.3 million.

4.	Inventories

Inventories consist of the following:

	July 31,	October 31,
In thousands	2006	2005

Raw materials	$19,626	$18,464
Work in process	160	97
Finished goods	23,746	18,197

	$43,532	$36,758

5.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	Estimated	July 31,	October 31,
In thousands	useful life	2006	2005

Leasehold improvements	10 years	$1,091	$1,052
Machinery and equipment	3 to 7 years	2,878	2,451
Office furniture and equipment	3 to 5 years	4,336	3,816
Transportation equipment	3 years	1,113	729
Construction in progress		94	229

		9,512	8,277
Accumulated depreciation and amortization		(5,722)	(4,746)

		$3,790	$3,531

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
6.	Debt

The Company had an unsecured term note payable of $4.3 million that was repaid in December 2005. The Company’s $1.5 million unsecured line of credit expired in February 2006 and was not renewed.

The Company has available an unsecured line of credit of $4.0 million, bearing interest at either a rate equal to LIBOR plus 0.95% or prime rate minus 0.8% or a fixed rate determined by the lender, at the election of the Company. The line of credit expires in November 2007. There were no amounts outstanding under this line of credit as of July 31, 2006.

In July 2006, the Company became a participating subsidiary in the Parent’s revolving credit facility (“Credit Facility). The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $250 million (with an option to expand the facility to $350 million under certain conditions). The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is based on the Parent’s fixed charge coverage ratio. The Credit Facility includes a $100 million sub limit for letters of credit and a $50 million sub limit for borrowings in certain foreign currencies. The borrowing base is limited to certain percentages of the eligible accounts receivable and inventory from participating subsidiaries of the Parent, including the Company. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on: incurrence of additional debt and guarantees of indebtedness; creation of liens; mergers, consolidations or sales of substantially all of the Parent’s assets; sales or other dispositions of assets; distributions or dividends and repurchases of the Parent’s common stock; restricted payments, including without limitation, certain restricted investments; engaging in transactions with non-participating subsidiaries of the Parent and; sales and leaseback transactions. The Parent’s United States assets (including the Company’s) and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary of the Parent, have been pledged as collateral and to secure the Parent’s indebtedness under the Credit Facility. As of July 31, 2006, the Parent was in compliance with such covenants. As of July 31, 2006, the Company had no borrowings under the Credit Facility.

In July 2006 the Company became a guarantor of the Parent’s publicly registered senior notes. Obligations under the Parent’s senior notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries, including the Company.

7.	Income Taxes

The tax rate of 38.0% for the nine months ended July 31, 2006 represents the Company’s estimated annual effective income tax rate.

Major components of the Company’s net deferred income taxes at July 31, 2006 and October 31, 2005 are as follows:

In thousands
Allowance for bad debts	$576
Prepaid expenses	(1,014)
Accruals	1,000
Other	1,209

$1,771

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
8.	Affiliate Transactions

Net amounts due to/from affiliates consist of the following:

	July 31,	October 31,
In thousands	2006	2005
Amounts due to Quiksilver Americas, Inc.	$50,181	$35,033
Amounts due from Parent and other Parent Subsidiaries, net	(3,126)	(1,835)

	$47,055	$33,198

Interest paid on borrowings from Quiksilver Americas, Inc. was approximately $2.4 million for the nine months ended July 31, 2006. The weighted average interest rate on these borrowings was 6.0% at July 31, 2006. Sales to Quiksilver, Inc. subsidiaries amounted to $11.4 million for the nine months ended July 31, 2006.

9.	Indemnities, Guarantees and Litigation

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

The Company is involved in litigation arising in the normal course of business. It is the opinion of management that the outcome of these matters will have no material adverse affect on the financial position or results of operations of the Company.

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
10.	Commitments and Contingencies

The Company leases a distribution and manufacturing facility and certain transportation and office equipment under operating lease agreements. In September 2003, the Company entered into a 10-year operating lease for a new facility that the Company occupied in December 2004. Rental expense includes the impact of fixed rent increases on a straight-line basis over the life of the lease. The Company has also entered into sponsorship agreements with certain professional golfers to promote the Company’s products. The sponsorship agreements generally run for one to four years and include minimum annual payments, plus bonus payments for tournament performance, player rankings, and other factors. It is not possible to determine the amounts the Company will ultimately be required to pay under these agreements, as they are subject to many variables, including performance-based bonuses, reductions in payment obligations if designated minimum performance criteria are not achieved, and severance agreements. Estimated future minimum commitments under these obligations for the years ending October 31 are as follows:

In thousands
2006	$10,221
2007	6,630
2008	6,122
2009	2,553
2010	1,233
Thereafter	5,087

$31,846

Rent expense was $0.9 million for the nine months ended July 31, 2006.

11.	Employee Plans

The Company sponsors a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”), covering substantially all of the Company’s employees, subject to certain eligibility requirements. The Company matches participant contributions up to 4% of the participant’s base earnings. If the Company earns a net profit, an additional contribution ranging from 1% to 4% of the participant’s base earnings will be contributed, subject to certain service requirements. The Company’s matching of participant contributions are fully vested and any profit sharing contributions vest over five years. At its discretion, the Company may make additional contributions to the Plan for employees who meet certain service requirements. Total contributions by the Company were approximately $0.4 million during the nine months ended July 31, 2006.

In December 2005, the Company’s Board of Directors approved the dissolution and distribution of the Stock Appreciation Rights plan. Based on this decision, a full distribution of approximately $0.6 million occured during the nine months ended July 31, 2006.

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
Results of Operations
The table below shows the components in our statements of income and other data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Statement of Income data
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	47.3	46.8	46.2	45.6
Selling, general and administrative expense	43.5	35.7	41.4	35.2

Operating income	3.8	11.1	4.8	10.4

Interest expense	2.3	1.5	2.3	0.9
Foreign currency and other expense	0.1	0.0	0.0	0.1

Income before provision for income taxes	1.4	9.6	2.5	9.4
Provision for income taxes	0.4	3.0	0.8	3.0

Net income	1.0%	6.6%	1.7%	6.4%

Other data
EBITDA(1)	7.6%	13.4%	8.8%	12.6%

(1)	EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, and (iv) non-cash stock based compensation expense. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the effect of non-cash stock based compensation expense. We believe it is useful to investors for the same reasons. EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets and the effect of non-cash compensation expense. Following is a reconciliation of net income to EBITDA:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net income	$5,336	$24,635	$27,668	$73,516
Provision for income taxes	1,858	11,382	11,476	34,597
Interest expense	11,877	5,490	36,417	10,548
Depreciation and amortization	16,229	8,606	47,581	25,232
Non-cash stock compensation expense	4,732	—	16,056	—

EBITDA	$40,032	$50,113	$139,198	$143,893

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005
Our total net revenues for the three months ended July 31, 2006 increased 41% to $525.8 million from $373.8 million in the comparable period of the prior year. Revenue from our Rossignol and Cleveland Golf businesses, which were acquired on July 31, 2005, totaled $76.8 million for the three months ended July 31, 2006. Revenues in the Americas increased 41% to $277.4 million for the three months ended July 31, 2006 from $196.3 million in the comparable period of the prior year, and European revenues increased 43% to $191.0 million from $133.6 million for those same periods. As measured in euros, Quiksilver Europe’s primary functional currency, revenues in the current year’s quarter increased 38% compared to the prior year. Asia/Pacific revenues increased 31% to $56.3 million in the three months ended July 31, 2006 from $43.1 million in the comparable period of the prior year. In Australian dollars, Quiksilver Asia/Pacific’s primary functional currency, Asia/Pacific revenues increased 32% from the comparable period of the prior year.
In the Americas, revenues in our men’s category, which includes the Quiksilver Young Men’s, Boys, Toddlers, Quiksilveredition, Hawk and DC brands, increased 17% to $125.0 million from $106.8 million in the comparable period of the prior year, while revenues in our women’s category, which includes the Roxy, Roxy Girl, Teenie Wahine, DC, Raisins, Leilani and Radio Fiji brands, increased 24% to $108.5 million from $87.8 million. Revenues from our wintersports and golf equipment brands which include Rossignol, Dynastar, Look, Lange, Kerma, Cleveland Golf, Never Compromise, Lib Technologies, Gnu, Bent Metal and Roxy equipment, totaled $43.9 million for the current year’s quarter compared to $1.7 million in the prior year. The increase in Americas’ men’s revenues came primarily from the DC and Quiksilver brands partially offset by a decrease in our Hawk revenue which no longer generates product revenue after our license agreement of such brand with a third party. The increase in Americas’ women’s revenues came primarily from the Roxy and DC brands slightly offset by the discontinuation of our private label swimwear product line. The increase in wintersports and golf equipment revenue came primarily from the newly acquired Rossignol and Cleveland Golf businesses. In Europe and as reported in dollars, men’s revenues increased 16% to $107.7 million from $92.9 million, while women’s revenues increased 30% to $52.9 million from $40.7 million. Our European wintersports and golf equipment revenue of $30.4 million came from our newly acquired Rossignol and Cleveland Golf businesses. The European men’s revenue increase came primarily from growth in the Quiksilver brand and to a lesser extent the DC brand. The European women’s revenue increase reflects growth in the Roxy brand. As measured in euros, European men’s revenues increased 12% and women’s revenues increased 26%. The increase in Asia/Pacific revenues also came primarily from growth in the Roxy and Quiksilver brands.
Our consolidated gross profit margin for the three months ended July 31, 2006 increased to 47.3% from 46.8% in the comparable period of the prior year. The Americas’ gross profit margin increased to 42.9% from 40.1%, while the European gross profit margin decreased to 53.1% from 55.0%, and the Asia/Pacific gross profit margin decreased to 49.2% from 51.7% for those same periods. The increase in the Americas’ gross profit margin was primarily due to lower production costs and improved margins in our DC brand. Our European gross profit margin decrease was primarily due to sales from our lower margin wintersports business, partially offset by improved margins in our Quiksilver, Roxy and DC brand businesses. In Asia/Pacific, the gross profit margin decrease was primarily due to sales from our lower margin wintersports and golf equipment businesses and lower margins on our apparel brands in Australia.
Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2006 increased 71% to $228.8 million from $133.6 million in the comparable period of the prior year. Americas’ SG&A increased 54% to $86.2 million from $55.9 million, while European SG&A increased 95% to $105.8 million from $54.3 million, and Asia/Pacific SG&A increased 44% to $23.7 million from $16.5 million for those same periods. As a percentage of revenues, SG&A increased to 43.5% for the three months ended July 31, 2006 from 35.7% for the three months ended July 31, 2005.
The consolidated increase in SG&A as a percentage of revenue was primarily caused by our newly acquired wintersports equipment business. This business has a seasonally low shipping period during the three months ended July 31, 2006, causing the ratio of SG&A to revenue to be negatively impacted. The consolidated increase in SG&A as a percentage of revenue also increased due to $4.7 million in stock based compensation expense recorded in the current period as a result of adopting SFAS No. 123(R) and the cost of additional retail stores.
Interest expense for the three months ended July 31, 2006 increased to $11.9 million from $5.5 million in the three months ended July 31, 2005. This increase was primarily due to debt incurred and assumed in connection with the acquisition of Rossignol.

Our foreign currency loss amounted to $0.4 million for the three months ended July, 31, 2006 compared to a gain of $0.4 million in the comparable period of the prior year. This loss resulted primarily from the foreign currency contracts that we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.
The effective income tax rate for the three months ended July 31, 2006 was 25.8% compared to 31.6% for the three months ended July 31, 2005. Our effective income tax rate for the nine months ended July 31, 2006 is 29.3%, which is lower than the prior year’s annual rate because a higher percentage of our 2006 profits are expected to be generated in countries with lower tax rates and from foreign tax credits.
Net income for the three months ended July 31, 2006 was $5.3 million or $0.04 per share on a diluted basis compared to $24.6 million or $0.20 per share on a diluted basis in the comparable period of the prior year. Basic net income per share was $0.04 per share for the three months ended July 31, 2006 compared to $0.21 in the comparable period of the prior year. EBITDA decreased 20% to $40.0 million from $50.1 million for those same periods.
Nine Months Ended July 31, 2006 Compared to Nine Months Ended July 31, 2005
Our total net revenues for the nine months ended July 31, 2006 increased 39% to $1,583.9 million from $1,143.5 million in the comparable period of the prior year. Our revenue from the Rossignol and Cleveland Golf businesses, which were acquired on July 31, 2005, totaled $354.7 million for the nine months ended July 31, 2006. Revenues in the Americas increased 35% to $748.2 million for the nine months ended July 31, 2006 from $554.7 million in the comparable period of the prior year, and European revenues increased 51% to $669.3 million from $442.4 million for those same periods. As measured in euros, European revenues in the first nine months of the current year increased 60% as compared to the prior year. Asia/Pacific revenues increased 13% to $162.9 million in the nine months ended July 31, 2006 compared to $143.9 million in the comparable period of the prior year. In Australian dollars, Asia/Pacific revenues increased 17% compared to the prior year.
In the Americas, revenues in our men’s category increased 11% to $308.8 million from $277.2 million in the comparable period of the prior year, while revenues in our women’s category increased 7% to $292.4 million from $274.1 million. Revenues from our wintersports and golf brands totaled $147.0 million during the current year’s nine-month period compared to revenues of $3.4 million in the comparable period of the prior year. The increase in Americas’ men’s revenues came primarily from an increase in the DC brand and, to a lesser extent, the Quiksilver brand. The increase in Americas’ women’s revenues came primarily from growth in the Roxy and DC brands, which was partially offset by a decrease in revenue due to the discontinuation of our private label swimwear product line. The increase in wintersports and golf equipment revenue came primarily from the newly acquired Rossignol and Cleveland Golf businesses. In Europe and as reported in dollars, men’s revenues increased 3% to $315.5 million from $305.0 million, while women’s revenues increased 19% to $163.0 million from $137.4 million. Our European wintersports and golf equipment revenue of $190.9 million came from our newly acquired Rossignol and Cleveland Golf businesses. The European men’s increase was primarily due to growth in the Quiksilver and DC brands which was partially offset by the negative effects of changes in foreign currency exchange rates. As measured in euros, European men’s revenue increased 9%. The women’s increase reflects growth in the Roxy brand partially offset by the negative effects of changes in foreign currency exchange rates. As measured in euros, women’s revenues increased 25%. In Asia/Pacific, the increase in revenues came primarily from the newly acquired Rossignol and Cleveland Golf businesses and to a lesser extent, increases in our other brand revenue, partially offset by the negative effects of foreign currency exchange rates.
Our consolidated gross profit margin for the nine months ended July 31, 2006 increased to 46.2% from 45.6% in the comparable period of the prior year. The Americas’ gross profit margin increased to 41.4% from 39.3%, while the European gross profit margin decreased to 51.5% from 51.9%, and the Asia/Pacific gross profit margin decreased to 46.4% from 50.1% for those same periods. The increase in Americas’ gross profit margin was primarily due to lower production costs and improved margins in our DC brand, and a higher percentage of sales through company owned retail stores where we earn both the wholesale and retail margins, partially offset by higher sales from our wintersports and golf equipment businesses. Our European gross profit margin decrease was primarily due to sales from our lower margin wintersports and golf equipment businesses partially offset by a higher percentage of sales through company owned retail stores. In Asia/Pacific, the gross profit margin decrease was primarily due to sales from our lower margin wintersports and golf equipment businesses and lower margins on our other brands, partially offset by a higher percentage of sales through company-owned retail stores.

SG&A for the nine months ended July 31, 2006 increased 63% to $656.0 million from $402.4 million in the comparable period of the prior year. Americas’ SG&A increased 54% to $251.5 million from $162.9 million, while European SG&A increased 81% to $293.5 million from $161.9 million, and Asia/Pacific SG&A increased 35% to $70.9 million from $52.6 million for those same periods. As a percentage of revenues, SG&A increased to 41.4% for the nine months ended July 31, 2006 from 35.2% for the nine months ended July 31, 2005.
The consolidated increase in SG&A as a percentage of revenue was primarily due to increased SG&A expenses from our newly acquired wintersports equipment business. Our wintersports equipment business has a seasonally low shipping period during the six months ended July 31, 2006, causing the ratio of SG&A to revenue to be negatively impacted. The consolidated increase in SG&A as a percentage of revenue also increased due to $16.1 million in stock based compensation recorded in the current period as a result of adopting SFAS No. 123(R) on November 1, 2005 and the cost of additional retail stores.
Interest expense for the nine months ended July 31, 2006 increased to $36.4 million from $10.5 million in the comparable period of the prior year. This increase was primarily due to debt incurred and assumed in connection with the acquisition of Rossignol.
Our foreign currency gain amounted to $0.6 million for the nine months ended July 31, 2006 compared to a gain of $0.2 million in the comparable period of the prior year. This current period gain resulted primarily from the foreign currency contracts that we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.
The effective income tax rate for the nine months ended July 31, 2006 decreased to 29.3% from 32.0% in the comparable period of the prior year. This improvement resulted primarily because a higher percentage of our 2006 profits are expected to be generated in countries with lower tax rates and from foreign tax credits.
Net income for the nine months ended July 31, 2006 was $27.7 million or $0.22 per share on a diluted basis compared to $73.5 million or $0.59 per share on a diluted basis in the comparable period of the prior year. Basic net income per share was $0.23 per share for the nine months ended July 31, 2006 compared to $0.62 per share in the comparable period of the prior year. EBITDA decreased 3% to $139.2 million from $143.9 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million in Senior Notes, primarily to fund a portion of the acquisition of Rossignol and to refinance certain existing indebtedness.
The net increase in cash and cash equivalents for the nine months ended July 31, 2006 was $8.7 million compared to $104.7 million in the comparable period of the prior year. Cash and cash equivalents totaled $84.3 million at July 31, 2006 compared to $75.6 million at October 31, 2005, while working capital was $466.5 million at July 31, 2006 compared to $458.9 million at October 31, 2005. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future, and that increases in our lines of credit can be obtained as needed to fund future growth.
Cash Flows
We generated $53.7 million of cash from operating activities in the nine months ended July 31, 2006 compared to $53.8 in the comparable period of the prior year. During the nine months ended July 31, 2006, the decrease in accounts receivable provided cash of $109.4 million compared to cash used of $61.9 million during the nine months ended July 31, 2005, an increase in cash provided of $171.3 million. The change in inventories, net of the change in accounts payable used cash of $90.8 million during the nine months ended July 31, 2006 compared to cash provided of $8.0 million for the same period of the prior year, a net decrease in cash provided of $98.8 million. An additional $72.6 million was used during the nine months ended July 31, 2006 compared to the comparable period of the prior year primarily due to changes in other operating assets and liabilities.
Capital expenditures totaled $61.3 million for the nine months ended July 31, 2006, compared to the $45.1 million in the comparable period of the prior year. These investments include company-owned retail stores and ongoing investments in manufacturing, computer and warehouse equipment. We used $34.8 million of cash for acquisitions, of which $5.8 million relates to a payment to the former owners of our Asia/Pacific business, $5.0 million relates to a payment to the former owners of DC Shoes, Inc., and the remaining $24.0 million relates primarily to acquisitions of certain other licensees, distributors and retail store locations.
During the nine months ended July 31, 2006, net cash provided by financing activities totaled $50.8 million, compared to $279.3 million provided in the comparable period of the prior year. The borrowings in the prior year’s period primarily relate to the issuance of our Senior Notes for net proceeds of $389 million. We used a majority of the proceeds from these notes to fund a portion of the Rossignol acquisition and the balance to refinance a portion of our existing debt.
Commitments
We paid $5.8 million related to the achievement of certain sales and earnings targets to the former owners of our Asia/Pacific business during the nine months ended July 31, 2006. This amount represents the final payment related to this acquisition. In addition, we paid $5.0 million related to the achievement of certain sales and earnings targets to the former owners of DC Shoes, Inc.
In connection with the acquisition of Rossignol, we have formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of July 31, 2006 we had recognized $65.3 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of our wintersports equipment sales and distribution operations in the United States. As of July 31, 2006, we have paid approximately $11.8 million related to these integration activities. If we have overestimated our integration costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized will be recorded in earnings. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations are not significant and are charged to earnings. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, totaled approximately $23.3 million at July 31, 2006.
Trade Accounts Receivable and Inventories
Accounts receivable decreased 18% to $492.4 million at July 31, 2006 from $599.5 million at October 31, 2005. Accounts receivable in the Americas decreased 14% to $233.6 million from $273.0 million, European accounts receivable decreased 20% to $212.0 million from $263.8 million, and Asia/Pacific accounts receivable decreased 25% to $46.8 million from $62.7 million for those same periods. Compared to July 31, 2005, accounts receivable in the Americas increased 25%, European accounts receivable increased 9% and Asia/Pacific accounts receivable remained consistent. Included in accounts receivable is approximately $29.8 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be accounted for to accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately 4 days at July 31, 2006 compared to July 31, 2005. Of this increase, 8 days related to our wintersports and golf equipment businesses, offset by a 4 day improvement relating to our other businesses.
Consolidated inventories increased 34% to $516.4 million at July 31, 2006 from $386.4 million at October 31, 2005. Inventories in the Americas increased 27% to $208.6 million from $164.4 million, while European inventories increased 42% to $250.8 million from $176.9 million, and Asia/Pacific inventories increased 26% to $56.9 million from $45.1 million for those same periods. Consolidated inventories increased 18% compared to July 31, 2005. Inventories in the Americas and Asia/Pacific increased 40% and 51%, respectively, from the year earlier, while European inventories remained consistent for those same periods. Consolidated average inventory turnover was approximately 3.5 at July 31, 2006 compared to 4.0 at July 31, 2005.

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
European revenues increased 60% in euros during the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005. As measured in U.S. dollars and reported in our consolidated statements of income, European revenues increased 51% as a result of a stronger U.S. dollar versus the euro in comparison to the prior year.
Asia/Pacific revenues increased 17% in Australian dollars during the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005. As measured in U.S. dollars and reported in our consolidated statements of income, Asia/Pacific revenues increased 13% as a result of a stronger U.S. dollar versus the Australian dollar in comparison to the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2006.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUIKSILVER, INC., a Delaware corporation

September 11, 2006	/s/ Steven L. Brink

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