Form 10-K
period 2006-10-31
QUIKSILVER INC
filed 2007-01-12
CIK 805305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
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
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $1.67 billion as of April 30, 2006, the last business day of Registrant’s most recently completed second fiscal quarter.
As of January 4, 2007, there were 124,125,919 shares of the Registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 16, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. BUSINESS
Unless the context indicates otherwise, when we refer to “we”, “us”, “our”, or the “Company” in this Form 10-K, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986. Our fiscal year ends on October 31, and references to fiscal 2006, fiscal 2005 and fiscal 2004 refer to the years ended October 31, 2006, 2005 and 2004, respectively.
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
Over the past 36 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. Based on our fiscal 2006 revenues, we are the largest of the apparel and equipment companies that are identified with the sports of surfing, skateboarding and snowboarding. In July 2005, we acquired Skis Rossignol S.A. at a purchase price of approximately $304.6 million. This acquisition added a collection of leading ski equipment brands to our company that we believe will be the foundation for a full range of technical ski apparel, sportswear and accessories. Rossignol is one of the world’s leading manufacturers of alpine skiing equipment, including skis, boots, bindings and poles. Also, as part of this acquisition, we acquired a majority interest in Roger Cleveland Golf Company, Inc., a leading producer of wedges and golf clubs in the United States.
We believe that our acquisition of Rossignol provides us with multiple authentic brands in both snow and golf and that Rossignol’s technical knowledge, combined with our current lifestyle brands, enables us to produce and market apparel, equipment, footwear, accessories and related products for consumers in a broad cross section of the outdoor market. Furthermore, we believe the combination of our existing global expertise in branded apparel and footwear, along with Rossignol’s expertise in branded wintersports equipment, provides us with a diversified platform for continued growth and enhanced operating efficiencies.
Our products are sold in over 90 countries in a wide range of distribution channels, including surf shops, ski shops, skateboard shops, snowboard shops, our proprietary Boardriders Club shops, other specialty stores and select department stores. Our corporate and Americas’ headquarters are in Huntington Beach, California, while our European headquarters are in St. Jean de Luz and Moirans, France, and our Asia/Pacific headquarters are in Torquay, Australia.
In 2000, we acquired the international Quiksilver and Roxy trademarks from Quiksilver’s founders, and, in 2002, we acquired our licensees in Australia and Japan. Since 2000, we also have made several small acquisitions of other Quiksilver licensees. In May 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear.

Segment Information
We operate in the outdoor market of the sporting goods industry. We have three operating segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations. For information regarding the revenues, operating profits and identifiable assets attributable to our operating segments, see Note 15 of our consolidated financial statements.
Products and Brands
Our brands are focused on different sports within the outdoor market. Quiksilver and Roxy are rooted in the sport of surfing and are leading brands representing the boardriding lifestyle, which includes not only surfing, but also skateboarding and snowboarding. DC’s reputation is based on its technical shoes made for skateboarding. We have developed a portfolio of other brands also inspired by surfing, skateboarding and snowboarding. Our wintersports brands include Rossignol, Dynastar, Look, Lange and Kerma, which are focused on equipment for alpine skiing but have extended into other areas of wintersports including snowboarding, freestyle skiing, Nordic skiing and technical outerwear.
Quiksilver
We have grown our Quiksilver brand from its origins as a line of boardshorts to now include shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear, hats, backpacks, wetsuits, watches, eyewear and other accessories. Quiksilver has also expanded its target market beyond young men to include boys, toddlers and infants. Quiksilveredition is our brand targeted at men. In fiscal 2006, the Quiksilver brand represented approximately 31% of our revenues.
Roxy
Our Roxy brand for young women is a surf-inspired collection that we introduced in 1991, and later expanded to include girls, with the Teenie Wahine and Roxy Girl brands, and infants. Roxy includes a full range of sportswear, swimwear, footwear, backpacks, snowboardwear, snowboards, snowboard boots, skis, ski boots, fragrance, beauty care, bedroom furnishings and other accessories for young women. In fiscal 2006, the Roxy brand accounted for approximately 27% of our revenues.
Rossignol and Other Wintersports Brands
Our Rossignol and other wintersports brands cover all of the major product categories in the ski and snowboard markets, including skis, bindings, boots and poles in the alpine category; skis, boots and bindings in the cross-country category; snowboards, snowboard boots and bindings; and technical ski apparel. With a long history of success in ski racing, these brands have developed a reputation for excellence, innovation and technical knowledge that have enabled them to appeal to multiple styles of skiing, including racing, all-mountain, freeride and freestyle. In fiscal 2006, the Rossignol and other wintersports brands accounted for approximately 21% of our revenues.
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

DC
Our DC brand specializes in performance skateboard shoes, snowboard boots, sandals and apparel for both young men and juniors. We believe that DC’s skateboard-driven image and lifestyle is well positioned within the global outdoor youth market and has appeal beyond its core skateboard base. In fiscal 2006, the DC brand accounted for approximately 10% of our revenues.
Cleveland Golf
For over 25 years, Cleveland Golf has produced high performance golf equipment including Cleveland Golf HiBORE woods, CG irons and wedges. Cleveland Golf also produces putters under the Never Compromise brand. In fiscal 2006, these brands accounted for approximately 7% of our revenues.
Other Apparel Brands
In fiscal 2006, our other apparel brands represented approximately 4% of our revenues.
•	Raisins, Radio Fiji, Leilani—Raisins and Radio Fiji are swimwear labels for the juniors market, while Leilani is our contemporary swimwear label.
•	Hawk—Tony Hawk, the world-famous skateboarder, is the inspiration for our Hawk brand. Our Hawk brand targets boys and young men who identify with the skateboarding lifestyle and recognize Tony Hawk from his broad media and video game exposure.
•	Gotcha—Gotcha is one of our European labels and is designed to address European street fashion for young men.
Product Categories
The following table shows the approximate percentage of revenues attributable to each of our major product categories during the last three fiscal years:

	Percentage of Revenues
	2006(1)	2005(1)	2004
Wintersports equipment	18%	9%	2%
T-Shirts	13	18	19
Accessories	11	12	14
Jackets, sweaters and technical outerwear	11	11	12
Footwear	11	11	9
Golf equipment	7	2	—
Pants	6	8	10
Shirts	6	7	9
Swimwear, excluding boardshorts	4	6	7
Fleece	4	4	5
Shorts	3	4	5
Boardshorts	3	4	4
Tops and dresses	3	4	4

	100%	100%	100%

(1)	These percentages were significantly impacted by our acquisition of Rossignol in July 2005.
Although our products are generally available throughout the year, demand for different categories of product changes in the different seasons of the year. Sales of shorts, short-sleeve shirts, t-shirts, swimwear and golf clubs are higher during the spring and summer seasons, and sales of pants, long-sleeve shirts, fleece, jackets, sweaters, wintersports equipment and technical outerwear are higher during the fall and holiday seasons.
We believe that the U.S. retail prices for our apparel products range from approximately $22 for a t-shirt and $44 for a typical short to a range of $170 to $385 for a snowboard jacket. For European products, retail prices range from approximately $38 for a t-shirt and about $80 for a typical short to $275 for a basic snowboard jacket. Asia/Pacific t-shirts sell for approximately $34, while shorts sell for approximately $60, and a basic snowboard jacket sells for approximately $260. Retail prices for a typical skate shoe range from approximately $65 in the U.S. to approximately $100 in Europe. The typical price for adult skis with bindings ranges from $350 to $1,300.
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
Rossignol has been sucessful over its history in developing technical enhancements in both ski and golf equipment. We will continue research and development efforts for our wintersports and golf businesses enabling us to design and launch new products in response to changing demands and market expectations. We intend to continue to rely on the strong culture of technical expertise in the development of our products at our own facilities and at sub-contractor facilities.
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
We have relationships with athletes worldwide. These include such well-known personalities as Kelly Slater, Lisa Andersen, Tom Carroll, Sofia Mulanovich, Chelsea Georgeson, Tony Hawk, Danny Way, Bastien Salabanzi, Robbie Naish, Dave Mirra, Ricky Carmichael, David Toms and Vijay Singh. Our relationships with athletes in the snow category include Alberto Tomba, Ted Ligety, Julia Mancuso, Manu Gaidet, Raphael Poirée, Liv-Grete Poirée, Danny Kass, Todd Richards and Travis Rice. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor many amateurs and up-and-coming professionals. We believe that these athletes legitimize the performance of our products, form the basis for our advertising and promotional content, maintain a real connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.
The events and promotions that we sponsor include world class boardriding events, such as Quiksilver’s Big Wave Invitational, which we believe is the most prestigious event among surfers, and the Roxy Pro, which we believe is the most visible women’s surf event of the pro season. We also sponsor many events in Europe, including the Slopestyle Pro snowboarding event and the Bowlriders skateboarding event, and our DC and Quiksilver athletes participate regularly in the Summer and Winter X-Games. Rossignol and our other wintersports brands receive international acclaim for winning on the world stage. In the 2006 Winter Olympics, our wintersports athletes won 36 medals, including 10 gold. Our wintersports brands continue to benefit from the publicity generated as sponsored athletes compete in the Ski World Cup, Winter Olympics, Freeride World Cup and Winter X-Games. In addition, we sponsor many regional and local events, such as surf camps and ski racing camps for beginners and enthusiasts, that reinforce the reputations of our brands as authentic among athletes and non-athletes alike.

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
Customers and Sales
We sell our products in over 90 countries around the world. We believe that the integrity and success of our brands is dependent in part upon our careful selection of the retailers to whom we sell our products. Therefore, we maintain a strict and controlled distribution channel to uphold and grow the value of our brands.
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
Many of our brands are sold through the same retail accounts; however, distribution can be different depending on the brand and demographic group. Our Quiksilver products are sold in the Americas to customers that have approximately 9,800 store locations combined. Likewise, Roxy products are sold in the Americas to customers with approximately 9,300 store locations. Most of these Roxy locations also carry Quiksilver product. In the Americas, DC products are carried in approximately 7,300 stores. Our swimwear brands (Raisins, Leilani and Radio Fiji) are found in approximately 9,100 stores in the Americas, including many small, specialty swim locations, while our wintersports equipment (Rossignol, Dynastar, Look, Lange, Kerma, Lib Technologies, Bent Metal and Gnu) is found in approximately 1,500 stores, including primarily ski and snowboard shops in the U.S. and Canada. Our golf brands (Cleveland Golf and Never Compromise) are carried in approximately 5,600 stores in the U.S. Our apparel, footwear and accessories are found in approximately 6,900 store locations in Europe, and in approximately 5,400 store locations in Asia/Pacific, and in both cases primarily include Quiksilver and Roxy. Our wintersports equipment is found in approximately 8,600 store locations in Europe.
Our European segment accounted for approximately 43% and 40% of our consolidated revenues during fiscal 2006 and 2005, respectively. Our Asia/Pacific segment accounted for approximately 11% and 12% of our consolidated revenues in fiscal 2006 and 2005, respectively. Other fiscal 2006 non-U.S. sales are in the Americas segment (i.e. Canada, Central and South America) and were approximately 7% of consolidated revenues.
The following table summarizes the approximate percentages of our fiscal 2006 revenues by distribution channel:

	Percentage of Revenues
Distribution Channel	Americas	Europe	Asia/Pacific	Consolidated
Core market shops	28%	35%	66%	35%
Specialty stores	46	41	25	42
Department stores	14	3	9	9
U.S. exports	10	—	—	5
Distributors	2	21	—	9

Total	100%	100%	100%	100%

Geographic segment	46%	43%	11%	100%

Our revenues are spread over a large wholesale customer base. During fiscal 2006, approximately 14% of our consolidated revenues were from our ten largest customers, and our largest customer accounted for approximately 4% of such revenues.
Our products are sold by approximately 630 independent sales representatives in the Americas, Europe and Asia/Pacific. In addition, we use approximately 150 local distributors in Europe, which include approximately 90 Rossignol distributors. Our other international businesses use approximately 50 distributors, primarily in Asia/Pacific and South America. Our sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators in the United States who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our image at the retail level.
Our sales are globally diversified. The following table summarizes the approximate percentages of our revenues by geographic region (excluding licensees):

	Percentage of Revenues
Geographic Region	2006	2005	2004
United States	39%	42%	44%
Other Americas	7	6	5
France	14	15	15
United Kingdom and Spain	11	12	14
Other European countries	18	13	10
Asia/Pacific	11	12	12

Total	100%	100%	100%

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
For additional information regarding our revenues, operating profits and identifiable assets attributable to our operating segments, see Note 15 of our consolidated financial statements.
Retail Concepts
Quiksilver concept stores (Boardriders Clubs) are an important part of our global retail strategy. These stores are stocked primarily with Quiksilver and Roxy product, and their proprietary design demonstrates our history, authenticity and commitment to surfing and other boardriding sports. We also have Roxy stores, which are dedicated to the juniors customer, Quiksilver Youth stores, Gotcha stores in Europe, Andaska shops in Europe that carry multiple brands in the outdoor market including our Rossignol brands, and other multibrand stores in Europe. In various territories, we also operate Quiksilver and Roxy shops that are part of larger department stores. These shops, which are typically smaller than a stand-alone shop but have many of the same operational characteristics, are referred to below as shop-in-shops.
We own 276 stores in selected markets that provide enhanced brand-building opportunities. In territories where we operated our wholesale businesses during fiscal 2006, we had 211 stores with independent retailers under license. We do not receive royalty income from these licensed stores. Rather, we provide the independent retailer with our retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain our brands at a minimum of 80% of the store’s inventory. Certain minimum purchase obligations are also required. Furthermore, in our licensed and joint venture territories, such as China and Turkey, our licensees operate 47 Boardriders Clubs. We receive royalty income from sales in these stores based on the licensees’ revenues. We also distribute our products through outlet stores generally located in outlet malls in geographically diverse, non-urban locations. The total number of stores open at October 31, 2006 was 534. The unit count of both company-owned and licensed stores at October 31, 2006, excluding stores in licensed territories, is summarized in the following table:

	Number of Stores
	Americas		Europe		Asia/Pacific		Combined
	Company		Company		Company		Company
Store Concept	Owned	Licensed	Owned	Licensed	Owned	Licensed	Owned	Licensed
Boardriders Clubs	31	15	52	155	25	19	108	189
Shop-in-shops	—	—	44	—	13	—	57	—
Roxy stores	3	1	7	10	10	4	20	15
Outlet stores	39	—	22	1	19	2	80	3
Other stores	4	2	7	2	—	—	11	4

	77	18	132	168	67	25	276	211

Seasonality
Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of our products, and due to the effect that the Christmas and holiday season has on the buying habits of our customers. The acquisition of Rossignol in July 2005 significantly increased our revenues, particularly between August and December.

	Consolidated Revenues
Dollar amounts in thousands	2006		2005		2004
Quarter ended January 31	$541,142	23%	$342,860	19%	$256,142	20%
Quarter ended April 30	516,928	22	426,853	24	322,579	25
Quarter ended July 31	525,854	22	373,751	21	337,930	27
Quarter ended October 31	778,364	33	637,405	36	350,288	28

	$2,362,288	100%	$1,780,869	100%	$1,266,939	100%

Production and Raw Materials
Our apparel, footwear and accessories are generally sourced separately for our Americas, Europe and Asia/Pacific operations. We own a sourcing office in Hong Kong that manages the majority of production for our Asia/Pacific business and some of our Americas and European production. We believe that as we expand the Hong Kong sourcing operations, more products can be sourced together and additional efficiences can be obtained. Approximately 90% of our apparel, footwear and accessories are purchased or imported as finished goods from suppliers principally in Hong Kong, China and the far east, but also in Mexico, India, North Africa, Portugal and other foreign countries. After being imported, many of these products require embellishment such as screenprinting, dyeing, washing or embroidery. In the Americas, the remaining 10% of our production is manufactured by independent contractors from raw materials we provide, with a substantial majority of this manufacturing done in the U.S. and the balance in Mexico.
Our wintersports and golf equipment is sourced globally for our Americas, Europe and Asia/Pacific operations. Production of alpine skis, cross-country skis and snowboards is shared primarily between France and Spain, with some production in the United States. Alpine bindings are also produced in France with the support of a network of approved subcontractors. Ski boots and ski poles are manufactured primarily in Italy, with certain boot components provided by subcontractors in eastern European countries, primarily Romania. Our golf equipment is manufactured by subcontractors in Asia with some assembly activities occurring in the United States. For fiscal 2006, approxmately 26% of our wintersports and golf equipment manufacturing was subcontracted. All products are manufactured based upon design specifications that we provide, whether they are purchased or imported as finished goods or produced from raw materials that we provide.

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
During fiscal 2006, no single contractor of finished goods accounted for more than 7% of our consolidated production. No single raw material supplier accounted for more than 12% of our expenditures for raw materials during fiscal 2006. We believe that numerous qualified contractors, finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these contractors and suppliers.
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
In Europe, we operate in the European Union (“EU”) within which there are few trade barriers. We also operate under constraints imposed on imports of finished goods and raw materials from outside the EU, including quotas and duty charges. We do not anticipate that these restrictions will materially or adversely impact our operations since we have always operated under such constraints.
We retain independent buying agents, primarily in China, Hong Kong, India and other foreign countries to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, blanks and other products. In addition, these agents monitor quota and other trade regulations and perform some quality control functions. We also have approximately 180 employees in Hong Kong and China that are involved in sourcing and quality control functions to assist in monitoring and coordinating our overseas production.
By having employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with our standards of manufacturing practices. Our policies require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the manufacture of products.
Trademarks, Licensing Agreements and Patents
Trademarks
We own the “Quiksilver”, “Roxy” and famous mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “Raisins”, “Radio Fiji”, “Leilani”, “Quiksilveredition”, “Hawk”, “Fidra”, “Lib Tech”, “Gnu” and “Bent Metal”, “DCSHOECOUSA”, the “DC Star” logo and other trademarks. With the acquisition of Rossignol in 2005, we acquired the “Rossignol”, “Dynastar”, “Lange”, “Look”, “Kerma”, “Cleveland Golf” and “Never Compromise” trademarks in countries around the world.

We apply for and register our trademarks throughout the world mainly for use on apparel, footwear and related accessories and for retail services. Our Rossignol trademarks have been registered for use on wintersports and golf equipment, apparel and related accessories. We believe our trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Because of the success of our trademarks, we also maintain global anti-counterfeiting programs to protect our brands.
Licensing Agreements and Patents
We own rights throughout the world to use and license the Quiksilver and Roxy trademarks in substantially all apparel and related accessory product classifications and we directly operate all of the global Quiksilver and Roxy businesses with the exception of licensees in Turkey, Argentina and Mauritius among others. We have also entered into several joint venture arrangements with independent third parties to sell and distribute Quiksilver, Roxy and other branded products in various foreign territories, including Mexico and Brazil. In connection with these joint ventures, we license certain of our trademarks for use in connection with the sale and promotion of our products in these territories.
We have a license to use the Gotcha trademark, which provides that we can sell apparel and accessory products primarily in Western Europe under the Gotcha trademark. We have entered into licensing agreements in certain foreign territories with respect to several other of our non-Quiksilver and Roxy brands where we believe operating efficiencies and brand protection may best be achieved through licensees.
In April 2005, we licensed our Hawk brand in the United States to Kohl’s Stores, Inc., a department store chain with over 700 stores. Under Kohl’s’ license agreement, Kohl’s has the exclusive right to manufacture and sell Hawk branded apparel and some related products in its U.S. stores and through its website. We receive royalties from Kohl’s based upon sales of Hawk branded products. Under the license agreement, we are responsible for product design and Kohl’s manages sourcing, distribution, marketing and all other functions relating to the Hawk brand. The license agreement has an initial term of five years, with three five-year extensions at Kohl’s’ option. We continue to manufacture and sell Hawk branded products outside of the United States.
Our patent portfolio has increased with the acquisition of Rossignol to include ski, ski boot, ski binding, and golf related patents in addition to our existing patents and applications primarily related to wetsuits, skate shoes, watches, board shorts, snowboards and snowboard boots.
Competition
Competition is strong in the global beachwear, skateboard shoe, casual sportswear and wintersports markets in which we operate, and each territory can have different competitors. Our direct competitors in the United States differ depending on distribution channel. Our principal competitors in our core channel of surf shops and Boardriders Clubs in the United States include Billabong International Pty Ltd, Volcom, Inc., O’Neill, Inc. and Hurley International LLC. Our competitors in the department store and specialty store channels in the United States include Tommy Hilfiger Corporation, Abercrombie & Fitch Co., Nautica Apparel, Inc. and Calvin Klein, Inc. Our principal competitors in the skateboard shoe market are Sole Technology, Inc. and DVS Shoe Company. In Europe, our principal competitors in the core channel include O’Neill, Inc., Billabong International Pty Ltd., Rip Curl International Pty Ltd., Oxbow S.A. and Chimsee. In Australia, our primary competitors are Billabong International Pty Ltd. and Rip Curl International Pty Ltd. In broader European distribution, and in Asia/Pacific, our competitors also include brands such as Nike Inc., Adidas AG and Levi Strauss & Co. Competition is strong in the wintersports market. Our principal competitors both in the United States and Europe in the wintersports market include Amer Sports Corporation (Atomic, Salomon), K2 Inc., Tecnica Group, Head N.V. and Burton Snowboards North America. Our principal competitors in the golf market include Callaway Golf Company, Taylor Made Golf Company, Inc., Fortune Brand, Inc. (Titleist & Cobra), Karsten Manufacturing Corporation (Ping) and Nike, Inc. Some of our competitors may be significantly larger and have substantially greater resources than us.

We compete primarily on the basis of successful brand management, product design and quality born out of our ability to:
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
Future Season Orders
At the end of November 2006, our backlog totaled $572 million compared to $556 million the year before. Our backlog depends upon a number of factors and fluctuates based on the timing of trade shows and sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates and market conditions. The timing of shipments also fluctuates from year to year based on the production of goods and the ability to distribute our products in a timely manner. As a consequence, a comparison of backlog from season to season is not necessarily meaningful and may not be indicative of eventual shipments.
Employees
At October 31, 2006, we had approximately 9,200 employees, consisting of approximately 3,700 in the United States and Canada, approximately 3,800 in Europe and approximately 1,700 in Asia/Pacific. None of our domestic employees are represented by trade unions, and less than 100 of our foreign employees are represented by trade unions. Certain French employees are represented by workers councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers councils to be good.
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
Available Information
We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically.

Our corporate website is http://www.quiksilverinc.com. We make available free of charge, on or through this website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. In addition, copies of the written charters for the committees of our board of directors, our Corporate Governance Guidelines, our Code of Ethics for Senior Financial Officers and our Code of Business Conduct and Ethics are also available on this website, and can be found under the Investor Relations and Corporate Governance links. Copies are also available in print, free of charge, by writing to Investor Relations, Quiksilver, Inc., 15202 Graham Street, Huntington Beach, California 92649. We may post amendments or waivers of our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our website. This website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.
Forward-Looking Statements
Various statements in this Form 10-K, or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate”, “estimate”, “expect”, “seek”, “plan”, “may”, “project”, “we believe”, “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under Item 1A. “Risk Factors”. Forward-looking statements include statements regarding, among other items:
•	our ability to fully realize the benefits we anticipate from our acquisition of Rossignol;
•	the impact of our substantial leverage on our ability to generate cash flows or obtain financing to fund our anticipated growth strategies and the cost of such financing;
•	our plans to expand internationally;
•	our intention to introduce new products and enter into new joint ventures;
•	our plans to open new retail stores;
•	payments due on contractual commitments;
•	future expenditures for capital projects;
•	our ability to continue to maintain our brand image and reputation;
•	our ability to remain compliant with our debt covenants;
•	the integration of acquired businesses and future acquisitions;
•	general economic and business conditions;
•	foreign exchange rate fluctuations; and
•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
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
We are highly leveraged. Our high degree of leverage may have important consequences, including the following:
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
Our success depends to a significant degree upon our ability to protect and preserve our intellectual property, including copyrights, trademarks, patents, service marks, trade dress, trade secrets and similar intellectual property. We rely on the intellectual property, patent, trademark and copyright laws of the United States and other countries to protect our proprietary rights. However, we may be unable to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm our business. From time to time, we resort to litigation to protect these rights, and these proceedings can be burdensome and costly and we may not prevail.
We have obtained some U.S. and foreign trademarks, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these or other registrations. A failure to obtain trademark, patents or service mark registrations in the United States and in other countries could limit our ability to protect our trademarks, patents and service marks and impede our marketing efforts in those jurisdictions. The loss of such trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot assure you that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademark or other proprietary rights.

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
We have acquired businesses that we believe can enhance our business opportunities and our growth prospects. All acquisitions involve risks that can materially and adversely affect our business and operating results. These risks include:
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
As of October 31, 2006, less than 100 of our employees were unionized, all outside of the United States, and certain French employees are represented by workers’ councils. We have little control over the union activities in these areas and could face difficulties in the future. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our unionized employees, non-unionized employees or employees represented by workers councils or that we will be able to renew the collective bargaining agreements on similar or more favorable terms.
We may be subject to restrictions due to our minority interest in Cleveland Golf.
We directly or indirectly own approximately 64% of the outstanding capital stock of Roger Cleveland Golf Company, Inc., with the remaining approximately 36% held by minority shareholders, including Laurent Boix-Vives, one of our directors. As a result, conflicts of interest may develop between us and the minority shareholders of Cleveland Golf, and we may need to devote significant management attention to dealing with the minority shareholders. In addition, we owe fiduciary duties to such minority shareholders which may restrict our control of Cleveland Golf and impede our ability to transfer cash and assets to and from Cleveland Golf or to realize the full benefits of capital that we provide to Cleveland Golf. Although we have entered into a shareholders agreement with these minority shareholders which addresses some of these concerns, no assurances can be given that the minority interest in Cleveland Golf will not cause conflicts in the future.
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
We have established, and may continue to establish, joint ventures in various foreign territories, such as Brazil and Mexico, with independent third party business partners to distribute and sell Quiksilver, Roxy and other branded products in such territories. These joint ventures are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our joint venture partners do not succeed in the manner that we anticipate. If our joint venture operations, or our relationships with our joint venture partners, are not successful, our results of operation and financial condition may be adversely affected.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As of October 31, 2006, our principal facilities in excess of 40,000 rentable square feet, all of which are leased, are as follows:

		Approximate	Current Lease
Location	Principal Use	Sq. Ft.	Expiration
Huntington Beach, California	Corporate headquarters	120,000	2023	*
St Etienne de Crossey, France	Wintersports manufacturing	200,000	2007
Verrayes, Italy	Wintersports manufacturing	75,000	2016	*
Huntington Beach, California	Americas distribution center	225,000	2018	*
Huntington Beach, California	Americas distribution center	112,000	2018	*
Huntington Beach, California	Americas distribution center	100,000	2018	*
Huntington Beach, California	Americas distribution center	100,000	2018	*
Huntington Beach, California	Americas distribution center	75,000	2023	*
Huntington Beach, California	Americas distribution center	129,000	2024
Mira Loma, California	Americas distribution center	683,000	2027	*
Vista, California	Corporate headquarters	98,000	2007
Ogden, Utah	Americas distribution center	104,000	2016
St. Jean de Luz, France	European headquarters	80,000	2011
St. Jean de Luz, France	European distribution center	100,000	2007
Hendaye, France	European distribution center	100,000	2008
Satolas, France	European distribution center	215,000	2016
Moirans, France	European distribution center	130,000	2008
Torquay, Australia	Asia/Pacific headquarters	54,000	2024	*
Geelong, Australia	Asia/Pacific distribution center	81,000	2018	*

*	Includes extension periods exercisable at our option.
As of October 31, 2006, we operated 77 retail stores in the Americas, 132 European retail stores, and 67 retail stores in Asia/Pacific on leased premises. The leases for our facilities required aggregate annual rentals of approximately $75.8 million in fiscal 2006. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. We believe that our corporate, distribution and retail leased facilities are suitable and adequate to meet our current needs.

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted for a vote of our stockholders during the fourth quarter of the fiscal year ended October 31, 2006.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years, are set forth below.

	High	Low
Fiscal 2006
4th quarter ended October 31, 2006	$14.30	$11.83
3rd quarter ended July 31, 2006	13.49	12.00
2nd quarter ended April 30, 2006	14.80	13.19
1st quarter ended January 31, 2006	14.26	11.34

Fiscal 2005
4th quarter ended October 31, 2005	$16.61	$10.68
3rd quarter ended July 31, 2005	16.79	14.31
2nd quarter ended April 30, 2005	17.80	13.03
1st quarter ended January 31, 2005	15.55	13.51
Prices have been adjusted to reflect a 2-for-1 stock split effected in May 2005.
We have historically reinvested our earnings in our business and have never paid a cash dividend. No change in this practice is currently being considered. Our payment of cash dividends in the future will be determined by our Board of Directors, considering conditions existing at that time, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the indenture related to our senior notes and under our principal credit agreement with a bank group, there are limits on the dividends and other payments that certain of our subsidiaries may pay to us and we must obtain the note holders and bank group’s prior consent to pay dividends to our shareholders above a pre-determined amount.
On January 4, 2007, there were approximately 659 holders of record of our common stock and an estimated 23,485 beneficial stockholders.
Item 6. SELECTED FINANCIAL DATA
The statement of income and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2006 and 2005 and for each of the three years in the period ended October 31, 2006, included herein, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended October 31,
Amounts in thousands, except ratios and
per share data	2006(1)(2)(3)(4)	2005(2)(3)(4)	2004(3)(4)	2003(4)	2002
Statement of Income Data

Revenues, net	$2,362,288	$1,780,869	$1,266,939	$975,005	$705,484
Income before provision for income taxes	131,342	158,346	121,992	90,067	59,986
Net income	93,016	107,120	81,369	58,516	37,591
Net income per share (5)	0.76	0.90	0.71	0.54	0.40
Net income per share, assuming dilution (5)	0.73	0.86	0.68	0.52	0.38
Weighted average common shares	122,074	118,920	114,388	108,448	93,836
Weighted average common shares outstanding, assuming dilution (5)	127,744	124,335	119,288	113,270	97,888

Balance Sheet Data

Total assets	$2,447,228	$2,158,601	$990,990	$707,970	$450,589
Working capital	568,596	458,857	343,100	286,625	160,518
Lines of credit	315,891	220,113	10,801	20,951	32,498
Long-term debt	714,311	691,181	173,513	123,419	54,085
Stockholders’ equity	881,127	732,882	588,244	446,508	272,873

Other Data
EBITDA (6)	$268,544	$222,160	$155,229	$119,519	$82,975
Current ratio	1.7	1.7	2.6	3.0	2.2
Return on average stockholders’ equity(7)	11.5	16.2	15.7	16.3	15.4

(1)	Fiscal 2006 includes stock compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123(R).

(2)	Fiscal 2006 and 2005 includes the operations of Rossignol since August 1, 2005. See Note 2 of our consolidated financial statements.

(3)	Fiscal 2006, fiscal 2005 and fiscal 2004 include the operations of DC since its acquisition effective May 1, 2004. See Note 2 of our consolidated financial statements.

(4)	Fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003 include the operations of Asia/Pacific since its acquisition effective December 1, 2002. See Note 2 of our consolidated financial statements.

(5)	Per share amounts and shares outstanding have been adjusted to reflect two-for-one stock splits effected on May 11, 2005 and May 9, 2003.

(6)	EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, and (iv) non-cash stock-based compensation expense. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the effect of non-cash stock-based compensation expense. We believe it is useful to investors for the same reasons. EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets and the effect of non-cash compensation expense. Following is a reconciliation of net income to EBITDA:

	Years Ended October 31,
	2006	2005	2004	2003	2002
Net income	$93,016	$107,120	$81,369	$58,516	$37,591
Income taxes	38,326	51,226	40,623	31,551	22,395
Interest	50,836	21,950	6,390	8,267	8,640
Depreciation and amortization	65,615	41,864	26,847	21,185	14,349
Non-cash stock compensation expense	20,751	—	—	—	—

EBITDA	$268,544	$222,160	$155,229	$119,519	$82,975

(7)	Computed based on net income divided by the average of beginning and ending stockholders’ equity.
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
Over the past 36 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. With our acquisition of Rossignol, we added a collection of leading ski equipment brands to our company that we believe will be the foundation for a full range of technical ski apparel, sportswear and accessories. Also, as part of our acquisition of Rossignol, we acquired a majority interest in Roger Cleveland Golf Company, Inc., a leading producer of wedges and golf clubs in the United States.
Over the last five years, our revenues have grown from $705 million in fiscal 2002 to $2.36 billion in fiscal 2006. We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, wintersports and golf equipment, footwear, accessories and related products. We operate in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees. Revenues by segment are as follows:

	Years Ended October 31,
In thousands	2006	2005	2004	2003	2002
Americas	$1,078,611	$843,677	$616,818	$492,442	$418,008
Europe	1,015,133	712,310	496,276	386,226	282,684
Asia/Pacific	263,158	220,941	148,733	94,187	—
Corporate operations	5,386	3,941	5,112	2,150	4,792

Total revenues, net	$2,362,288	$1,780,869	$1,266,939	$975,005	$705,484

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
Results of Operations
The table below shows the components in our statements of income and other data as a percentage of revenues:

	Years Ended October 31,
	2006	2005	2004
Statement of Income Data
Revenues, net	100.0%	100.0%	100.0%
Gross profit	45.8	45.4	45.6
Selling, general and administrative expense	38.0	35.2	35.2

Operating income	7.8	10.2	10.4
Interest expense	2.2	1.2	0.5
Foreign currency, minority interest and other expense	0.0	0.1	0.3

Income before provision for income taxes	5.6%	8.9%	9.6%

Other data
EBITDA (1)	11.4%	12.5%	12.3%

(1)	For a definition of EBITDA and a reconciliation of Net Income to EBITDA, see footnote (6) to the table under Item 6. Selected Financial Data.
Fiscal 2006 Compared to Fiscal 2005
Revenues
Our total net revenues increased 33% in fiscal 2006 to $2,362.3 million from $1,780.9 million in fiscal 2005 primarily as a result of the Rossignol acquisition, increased unit sales and new products. Revenues in the Americas increased 28%, European revenues increased 43%, and Asia/Pacific revenues increased 19%. We completed the acquisition of Rossignol and Cleveland Golf effective July 31, 2005, and these operations are included in our results for only three months in fiscal 2005, but a full year in fiscal 2006, resulting in consolidated revenue growth of 24% in fiscal 2006. Rossignol and Cleveland Golf operate in all three of our operating segments, primarily producing wintersports and golf equipment, and accounted for net revenues of $640.1 million in fiscal 2006 compared to $214.5 million in fiscal 2005.

Net revenues in the Americas were approximately 46% of our consolidated total in fiscal 2006. Americas’ net revenues in our men’s category, which includes the Quiksilver Young Men’s, Boys, Toddlers, Quiksilveredition, DC, and Hawk brands, increased 9% to $430.2 million in fiscal 2006 from $394.0 million the year before. Americas’ net revenues in our women’s category, which includes the Roxy, Roxy Girl, Teenie Wahine, DC, Raisins, Leilani and Radio Fiji brands, increased 11% to $391.5 million from $352.9 million for those same periods. Wintersports and golf equipment are sold under the Rossignol, Dynastar, Look, Lange, Kerma, Cleveland Golf, Never Compromise, Lib Technologies, Gnu, Bent Metal and Roxy brands and totaled $256.9 million in fiscal 2006 compared to $96.7 million in fiscal 2005. Men’s revenues in the Americas increased primarily from growth in the DC brand and, to a lesser extent, the Quiksilver brand. The women’s increase came primarily from growth in the Roxy brand and, to a lesser extent, increased growth in the DC brand. We believe that our product design and marketing efforts are resulting in increased consumer demand for products in our men’s and women’s categories in the Americas. The increase in wintersports and golf equipment revenue was primarily due to the Rossignol and Cleveland Golf businesses as we had a full year of wintersports and golf equipment operations in fiscal 2006 compared to three months in fiscal 2005.
European net revenues were approximately 43% of our consolidated total in fiscal 2006. In U.S. dollars, revenues in the men’s category increased 5% to $428.6 million in fiscal 2006 from $406.6 million in the previous year. Women’s revenues increased 25% to $229.2 million from $184.0 million for those same periods. Our wintersports and golf equipment revenues were $357.3 million in fiscal 2006 compared to $121.7 million in fiscal 2005. The European men’s revenue increase came primarily from increased Quiksilver brand revenue and, to a lesser extent, growth in the DC brand. The women’s revenue increase primarily reflects growth in the Roxy brand. The increase in wintersports and golf equipment revenue was primarily due to the Rossignol and Cleveland Golf businesses as we had a full year of wintersports and golf equipment operations in fiscal 2006 compared to three months in fiscal 2005. For consolidated financial statement reporting, euro results must be translated into U.S. dollar amounts at average exchange rates, but this can distort performance when exchange rates change from year to year. To understand our European fiscal 2006 growth and better assess competitive performance, we believe it is important to look at revenues in euros as well, which is our functional currency in Europe. In euros, revenues grew 45% in fiscal 2006. This is higher than the 43% growth rate in U.S. dollars because the U.S. dollar was worth more euros on average in fiscal 2006 compared to fiscal 2005.
Asia/Pacific net revenues were approximately 11% of our consolidated total in fiscal 2006. In U.S. dollars, Asia/Pacific net revenues increased 19% to $263.2 million in fiscal 2006 from $220.9 million in the previous year. This increase came primarily from increases in the Rossignol and Cleveland Golf businesses and, to a lesser extent, increases in other brand revenues. For consolidated financial statement reporting, Australian dollar results must be translated into U.S. dollar amounts at average exchange rates, but as with our European segment, this can distort performance when exchange rates change from year to year. In Australian dollars, revenues grew 22% in fiscal 2006. This is higher than the 19% growth rate in U.S. dollars because the U.S. dollar was worth more Australian dollars on average in fiscal 2006 compared to fiscal 2005.
Gross Profit
Our consolidated gross profit margin increased to 45.8% in fiscal 2006 from 45.4% in the previous year. The gross profit margin in the Americas increased to 41.0% from 39.7%, our European gross profit margin increased to 51.0% from 50.8%, and our Asia/Pacific gross profit margin decreased to 45.2% from 49.7%. The increase in the Americas’ gross profit margin was primarily due to lower production costs, improved margins in our DC brand, and a higher percentage of sales through company owned retail stores where we earn both wholesale and retail margins, partially offset by higher sales from our wintersports and golf equipment businesses, which operated at lower margins than our other businesses. Our European gross profit margin increased slightly due to a higher percentage of sales through company-owned retail stores. This increase was substantially offset by the impact of the lower margins from our Rossignol business. In Asia/Pacific, the gross profit margin decrease was primarily due to sales from our lower margin wintersports and golf equipment businesses and lower margins on our other brands, partially offset by a higher percentage of sales through company-owned retail stores.

Selling, General and Administrative Expense
Selling, general and administrative expense increased 43% in fiscal 2006 to $897.6 million from $627.3 million in fiscal 2005. In the Americas, these expenses increased 37% to $343.3 million from $250.0 million, in Europe they increased 56% to $403.1 million from $258.9 million, and in Asia/Pacific they increased 21% to $97.1 million from $80.1 million for those same periods. As a percentage of revenues, selling, general and administrative expense increased to 38.0% of sales in fiscal 2006 compared to 35.2% in fiscal 2005. The increase in selling, general and administrative expense as a percentage of revenues is primarily due to $20.8 million in stock compensation expense recorded in the current period as a result of adopting SFAS No. 123(R) on November 1, 2005, the cost of additional retail stores and, to a lesser extent, a full year of our wintersports and golf equipment businesses, which operated with slightly higher selling, general and administrative expenses as a percentage of revenues compared to our other businesses.
Non-operating Expenses
Interest expense increased to $50.8 million in fiscal 2006 compared to $22.0 million in fiscal 2005 primarily as a result of debt incurred and assumed in connection with the acquisition of Rossignol.
Our foreign currency loss amounted to $0.5 million in fiscal 2006 compared to a foreign currency gain of $0.1 million in fiscal 2005. This current year loss resulted primarily from the foreign currency contracts that we used to mitigate the risk of translating the results of our international subsidiaries into U.S. dollars.
Our income tax rate decreased to 29.2% in fiscal 2006 from 32.4% in fiscal 2005. This improvement resulted primarily because a higher percentage of our fiscal 2006 profits were generated in countries with lower tax rates and from foreign tax credits.
Net Income and EBITDA
Net income in fiscal 2006 decreased 13% to $93.0 million, and earnings per share on a diluted basis decreased 15% to $0.73. EBITDA increased 21% in fiscal 2006 to $268.5 million.
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
Net revenues in the Americas were approximately 48% of our consolidated total in fiscal 2005. Americas’ net revenues in our men’s category increased 27% to $394.0 million in fiscal 2005 from $310.8 million the year before. Americas’ revenues in our women’s category increased 19% to $352.9 million from $295.6 million for those same periods. Wintersports and golf equipment totaled $96.7 million in fiscal 2005 compared to $10.4 million in fiscal 2004. Men’s revenues in the Americas increased primarily from the DC brand and, to a lesser extent, the Quiksilver Young Men’s brand. The women’s increase came primarily from the Roxy brand and, to a lesser extent, the DC brand. The increase in wintersports and golf equipment revenue was primarily due to the Rossignol and Cleveland businesses.
European net revenues were approximately 40% of our consolidated total in fiscal 2005. In U.S. dollars, revenues in the men’s category increased 18% to $428.9 million in fiscal 2005 from $364.7 million in the previous year. Women’s revenues increased 23% to $161.8 million from $131.6 million for those same periods. Our wintersports and golf equipment revenue was $121.7 million in fiscal 2005. The European men’s revenue increase came primarily from the Quiksilver Young Men’s brand and, to a lesser extent, the DC brand. The women’s revenue increase primarily reflects growth in the Roxy brand. Our wintersports and golf equipment revenue was due to the Rossignol and Cleveland Golf businesses. In euros, revenues grew 39% in fiscal 2005. This is lower than the 44% growth rate in U.S. dollars because the U.S. dollar was worth fewer euros on average in fiscal 2005 compared to fiscal 2004.
Asia/Pacific net revenues were approximately 12% of our consolidated total in fiscal 2005. In U.S. dollars, Asia/Pacific net revenues increased 49% to $220.9 million in fiscal 2005 from $148.7 million in the previous year. The increase came primarily from the Roxy brand and, to a lesser extent, the Quiksilver and DC brands. In Australian dollars, revenues grew 41% in fiscal 2005. This is lower than the 49% growth rate in U.S. dollars because the U.S. dollar was worth fewer Australian dollars on average in fiscal 2005 compared to fiscal 2004.
Gross Profit
Our consolidated gross profit margin decreased to 45.4% in fiscal 2005 from 45.6% in the previous year. The gross profit margin in the Americas decreased to 39.7% from 40.8%, our European gross profit margin increased to 50.8% from 50.7%, and our Asia/Pacific gross profit margin increased to 49.7% from 49.2%. The decrease in the Americas’ gross profit margin was primarily due to lower margins on in-season business during the first six months of fiscal 2005 in comparison to the prior year and, to a lesser extent, the impact of the Rossignol and Cleveland Golf businesses, which produced a lower gross margin than our other businesses during the last three months of fiscal 2005. These decreases were partially offset by generating a higher percentage of sales through company-owned retail stores. We earn higher gross margins on sales in company-owned stores, but these higher gross margins are generally offset by store operating costs. Our European gross profit margin increased due to lower production costs resulting from a stronger euro in relation to the U.S. dollar compared to the 2004 fiscal year and, to a lesser extent, a higher percentage of sales through company-owned retail stores, but these increases were substantially offset by the impact of the lower margins from the Rossignol and Cleveland Golf businesses. In Asia/Pacific, the gross profit margin increased primarily due to lower production costs resulting from a stronger Australian dollar in relation to the U.S. dollar compared to the 2004 fiscal year and, to a lesser extent, a higher percentage of sales through company-owned retail stores.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 41% in fiscal 2005 to $627.3 million from $446.2 million in fiscal 2004. In the Americas, these expenses increased 33% to $250.0 million from $187.5 million, in Europe they increased 45% to $258.9 million from $178.2 million, and in Asia/Pacific they increased 54% to $80.1 million from $52.0 million for those same periods. The increase among all three segments was primarily due to the Rossignol and Cleveland Golf businesses, additional company-owned retail stores, the inclusion of DC for the full year of fiscal 2005 compared to just six months of fiscal 2004, additional marketing and other expenses related to increased sales volume. As a percentage of revenues, selling, general and administrative expense remained consistent at 35.2% of revenues for 2005 and 2004. The increase in selling, general and administrative expense as a percentage of revenues due to additional company-owned retail stores and increased marketing activities was offset by general leverage on growth.
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
Cash and cash equivalents totaled $36.8 million at October 31, 2006 versus $75.6 million at October 31, 2005. Working capital amounted to $568.6 million at October 31, 2006, compared to $458.9 million at October 31, 2005, an increase of 24%. We believe that our current cash balances, cash flows and credit facilities are adequate to cover our cash needs for the foreseeable future. Furthermore, we believe that increases in our credit facilities can be obtained if needed to fund future growth.
Operating Cash Flows
We used $8.3 million of cash in our operating activities in fiscal 2006 compared to cash used of $1.4 million in fiscal 2005. This $6.9 million increase in cash used was primarily caused by an increase in inventories, net of accounts payable, which used cash of $20.1 million in fiscal 2006 compared to providing cash of $49.9 million in fiscal 2005, and an increase in cash used for other working capital components, which used cash of $70.5 million in fiscal 2006 compared to cash provided of $16.8 million in fiscal 2005. These increases in cash used were partially offset by an increase in cash profits, which provided $193.7 million of cash in fiscal 2006 compared to $160.8 million in fiscal 2005, and a decrease in cash used for accounts receivable growth which used $111.4 million in cash in the current year compared to $228.9 million in fiscal 2005.
We used $1.4 million of cash in our operating activities in fiscal 2005 compared to cash generated of $130.6 million in fiscal 2004. This $132.0 million decrease in cash provided was primarily caused by an increase in accounts receivable partially offset by a decrease in inventories, net of accounts payable. We acquired Rossignol effective July 31, 2005, just prior to the season when demand for wintersports equipment is the highest. Accordingly, there was a significant increase in accounts receivable related to revenues from the sale of these products. Accounts receivable also increased, but to a lesser extent, as revenues from our other businesses grew compared to the previous year. During fiscal 2005, the increase in accounts receivable used cash of $228.9 million compared to $33.9 million the year before, a decrease in cash provided of $195.0 million. The decrease in inventories, net of accounts payable, generated cash of $49.9 million in fiscal 2005 compared to $8.9 million the year before, an increase in cash provided of $41.0 million. Cash provided by net income adjusted for non-cash expenses increased $40.7 million compared to the year before, which more than offset the decrease in cash provided by other working capital components of $18.7 million, resulting in a net increase in cash provided of $22.0 million related to these items.
Capital Expenditures
We have historically avoided high levels of capital expenditures for our manufacturing functions by using independent contractors for sewing and other processes such as washing, dyeing and embroidery. We perform the cutting process in-house for certain product categories in the Americas to enhance control and efficiency, and we screenprint a portion of our product in-house in both the Americas and in Europe. The acquisition of Rossignol has increased, and is expected to continue to increase, our capital expenditures for manufacturing functions.
Fiscal 2006 capital expenditures were $97.9 million, which was approximately $27.0 million higher than the $70.9 million we spent in fiscal 2005. In fiscal 2006, we increased our investment in company-owned retail stores, manufacturing equipment, warehouse equipment, and computer systems.

New company-owned retail stores are again part of our plans in fiscal 2007. Computer hardware and software will also be purchased to continuously improve our systems. Capital spending for these and other projects in fiscal 2007 is expected to range between $115.0 million and $125.0 million, depending on the pace of our retail expansion. We expect to fund our capital expenditures primarily from our operating cash flows and our credit facilities.
Acquisitions
On July 31, 2005, we acquired Rossignol, a wintersports and golf equipment manufacturer. We have included the operations of Rossignol in our results since August 1, 2005. The purchase price, excluding transaction costs, included cash of approximately $208.3 million, approximately 2.2 million restricted shares of our common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. The deferred purchase price obligation is denominated in euros, and a weakening of the U.S. dollar in relation to the euro would cause the actual obligation to be greater. Conversely, a strengthening of the U.S. dollar in relation the euro would cause the actual obligation to be lower. Transaction costs totaled approximately $16.0 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for five days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions.
The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35%. Since we obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer, a mandatory purchase of the remaining Rossignol shares was required under French law. We completed the purchase of these shares in the quarter ended October 31, 2005. Upon the future exercise of the Rossignol stock options, we will purchase the resulting issued shares from the Rossignol stock option holders. We also acquired a majority interest in Cleveland Golf when we acquired Rossignol, but certain former owners of Cleveland Golf retained a minority interest of 36.37%. We have entered into a put/call arrangement with these minority owners whereby they can require us to buy all of their interest in Cleveland Golf after October 2009 and we can buy their interest at our option after April 2012, each at a purchase price generally determined to be fixed by reference to a multiple of Cleveland Golf’s annual profits and our price-earnings ratio.
In connection with the acquisition of Rossignol, we have formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of October 31, 2006, we had recognized $65.3 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of our wintersports equipment sales and distribution operations in the United States. As of October 31, 2006, we have paid approximately $17.6 million related to these integration activities. If we have overestimated our integration costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized will be recorded in earnings. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations are not significant and are charged to earnings. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, totaled approximately $21.8 million at October 31, 2006.
Effective May 1, 2004, we acquired DC. The initial purchase price, excluding transaction costs, included cash of approximately $52.8 million, 1.6 million restricted shares of our common stock, valued at $27.3 million, and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. Of the initial purchase price, $63.4 million was paid in fiscal 2004, $3.7 million was paid during fiscal 2005, and $1.0 million is expected to be paid based on the resolution of certain remaining contingencies. The sellers also received $13.0 million in fiscal 2005 and 2006, and we have accrued an additional $20.0 million at October 31, 2006, based on achieving certain sales and earnings targets. The sellers are entitled to future payments ranging from zero to $19.0 million if certain sales and earnings targets are achieved during the year ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies we believe can be achieved integrating DC’s product lines and operations with our other businesses, and is not expected to be deductible for income tax purposes.
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

October 31,
In thousands	2006
European short-term credit arrangements	$261,593
Asia/Pacific short-term lines of credit	41,464
Americas short-term lines of credit	12,834
Americas Credit Facility	121,150
Americas long-term debt	4,305
European long-term debt	135,796
Senior Notes	400,000
Deferred purchase price obligation	34,701
Capital lease obligations and other borrowings	18,359

Total debt	$1,030,202

In July 2005, we issued $400 million in senior notes, which bear a coupon interest rate of 6.875% and are due April 15, 2015. The senior notes were issued at par value and sold in accordance with Rule 144A and Regulation S. In December 2005, these senior notes were exchanged for publicly registered notes with identical terms. The senior notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries that guarantee any of our indebtedness or our subsidiaries’ indebtedness, or is an obligor under our existing Credit Facility (defined below). We may redeem some or all of the senior notes after April 15, 2010 at fixed redemption prices as set forth in the indenture. In addition, prior to April 15, 2008, we may redeem up to 35% of the senior notes with the proceeds from certain equity offerings at a redemption price set forth in the indenture.
The indenture for our senior notes includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments by our restricted subsidiaries to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If we experience specific kinds of changes of control, we will be required to offer to purchase the senior notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. We currently are in compliance with these covenants. In addition, we have approximately $10.0 million in debt issuance costs included in other assets as of October 31, 2006.
In April 2005, we replaced our line of credit in the Americas with a new revolving credit facility, which has subsequently been amended (the “Credit Facility”). The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $250 million (with our option to expand the facility to $350 million under certain conditions). The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is based on our fixed charge coverage ratio. The weighted average interest rate at October 31, 2006 was 7.1%. We paid certain financing fees that will be amortized over the expected life of the Credit Facility. The Credit Facility includes a $100.0 million sublimit for letters of credit and a $35.0 million sublimit for borrowings in certain foreign currencies. As of October 31, 2006, $121.2 million was outstanding under the Credit Facility in addition to outstanding letters of credit of $57.4 million.

The borrowing base is limited to certain percentages of our eligible accounts receivable and inventory. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on: incurrence of additional debt and guarantees of indebtedness; creation of liens; mergers, consolidations or sales of substantially all of our assets; sales or other dispositions of assets; distributions or dividends and repurchases of our common stock; restricted payments, including without limitation, certain restricted investments; engaging in transactions with our affiliates and; sale and leaseback transactions. Our United States assets and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary, have been pledged as collateral and to secure our indebtedness under the Credit Facility. As of October 31, 2006, we were in compliance with these covenants.
In the United States and Canada, we have arrangements with banks that provide for approximately $27.5 million of unsecured, uncommitted lines of credit. These lines of credit expire on various dates through 2007. The amount outstanding on these lines of credit at October 31, 2006 was $12.8 million at an average interest rate of 4.2%.
In Europe, we have arrangements with several banks that provide approximately $394.0 million for cash borrowings and approximately $81.7 million for letters of credit. These lines of credit expire on various dates through 2007, and we believe that the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2006 was $261.6 million at an average interest rate of 4.0%.
In Asia/Pacific, we have revolving lines of credit with banks that provide up to approximately $61.0 million for cash borrowings and letters of credit. These lines of credit will be reviewed by the banks on various dates through 2007, and we believe the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2006 was $41.5 million at an average interest rate of 2.5%.
These line of credit commitments and agreements in the Americas, Europe and Asia/Pacific allow for total maximum cash borrowings and letters of credit of $819.0 million. Commitments totaling $596.0 million expire in fiscal 2007, while $250.0 million expire in fiscal 2010. We had $437.0 million of borrowings drawn on these lines of credit as of October 31, 2006, and letters of credit issued at that time totaled $83.7 million.
We also have term loans in the Americas that amounted to $4.3 million at October 31, 2006 and contain covenants that are customary for such long-term indebtedness. This amount is secured by certain assets including leasehold improvements at our headquarters in Huntington Beach, California. At October 31, 2006, the interest rate on this long term debt is 8.4%.
In Europe, we also have $135.8 million of long-term debt outstanding as of October 31, 2006. This debt is with several banks and contains covenants that are customary for such long-term indebtedness, including among other things, minimum financial ratios of net debt to shareholders’ equity and term debt to cash flow. At October 31, 2006, the overall weighted average interest rate on this long-term debt is 3.4%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2010.
As part of the acquisition of Rossignol, we deferred a portion of the purchase price. This deferred purchase price obligation is expected to be paid in 2010 and accrues interest equal to the 3-month Euribor plus 2.35% (currently 5.9%) and is denominated in euros. The carrying amount of the obligation fluctuates based on changes in the exchange rate between euros and U.S. dollars. As of October 31, 2006, the deferred purchase price obligation totaled $33.7 million. We also have $1.0 million in debt related to the DC acquisition.
Our European and Asia/Pacific segments also have approximately $18.4 million in capital leases and other borrowings as of October 31, 2006.
Our financing activities provided $106.0 million, $347.9 million and $20.4 million of cash in fiscal 2006, 2005 and 2004, respectively, as debt was increased to fund the business acquisitions and capital expenditures discussed above.

Joint Ventures
We have entered into several joint venture arrangements with independent third parties to sell and distribute Quiksilver, Roxy and other branded products in various foreign territories, including Mexico and Brazil. In connection with these joint ventures, we have funded, and may continue to fund, a portion of the working capital required to finance these joint venture operations based on our ownership percentage in each joint venture. In addition, in certain circumstances the joint venture agreements provide that we are required to purchase the equity interests of our joint venture partners. The purchase price applicable to these obligations is typically based on formulas that will be used to value the joint ventures at the time of a purchase. It is not possible to determine in advance the amounts we may pay for these equity purchases since they are subject to many variables.
Contractual Obligations and Commitments
We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2017, excluding extensions at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. We also have long-term debt and obligations related to business acquisitions. The former owners of DC are entitled to future payments of up to $19.0 million if certain performance targets are achieved through October 31, 2007. In fiscal 2007, $20.0 million is expected to be paid based on the achievment of certain sales and earnings targets and is reflected in our balance sheet at October 31, 2006 as a component of accrued liabilities. Our deferred purchase price obligation related to the Rossignol acquisition totals $33.7 million and is included in long-term debt as of October 31, 2006. Our significant contractual obligations and commitments as of October 31, 2006, excluding any additional payments that may be due if these acquired businesses achieve certain performance targets in the future, are summarized in the following table:

	Payments Due by Period
		Two to	Four to	After
	One	Three	Five	Five
In thousands	Year	Years	Years	Years	Total
Operating lease obligations	$68,611	$116,517	$92,739	$121,950	$399,817
Long-term debt obligations(1)	24,621	39,180	250,510	400,000	714,311
Professional athlete sponsorships(2)	27,042	18,595	3,401	—	49,038
Certain other obligations(3)	84,882	1,737	507	—	87,126

	$205,156	$176,029	$347,157	$521,950	$1,250,292

(1)	Excludes required interest payments. See Note 7 of Notes to Consolidated Financial Statements for interest terms.

(2)	We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as skiing, golf, surfing, skateboarding, snowboarding and windsurfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $75.2 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

(3)	Certain other obligations include approximately $83.7 million of contractual letters of credit with maturity dates of less than one year and total payments related to a consulting agreement entered into in connection with our Rossignol acquisition. We have the option to acquire the minority interest in Cleveland Golf through a put/call arrangement whereby the minority shareholders can require us to buy all of their interest in Cleveland Golf after October 2009, and we can require them to sell us their interest after April 2012, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profit and our price-earnings ratio. The amount of this obligation is based on a formula of Cleveland Golf earnings and our stock price, which cannot be determined and is not included in this line item. We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. In addition, in certain circumstances we are required to acquire additional equity interests from certain of our joint venture partners. The purchase price applicable to these obligations are typically based on formulas that will be used to value the joint venture operations at the time of purchase. These potential purchase amounts cannot be determined in advance and are not included in this line item.
Trade Accounts Receivable and Inventories
Our trade accounts receivable were $721.6 million at October 31, 2006, versus $599.5 million the year before, an increase of 20%. Receivables in the Americas totaled $298.5 million, while European receivables totaled $335.5 million and Asia/Pacific receivables totaled $87.6 million. Among all three segments, accounts receivable increased primarily from increased revenue. Included in accounts receivable are approximately $46.0 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be subtracted from accounts receivable to accurately compute days sales outstanding.
Consolidated inventories totaled $425.9 million as of October 31, 2006, versus $386.4 million the year before, an increase of 10%. Inventories in the Americas totaled $194.1 million, while European inventories totaled $176.3 million and Asia/Pacific inventories totaled $55.5 million. Consolidated average inventory turnover from all businesses was approximately 2.9 at October 31, 2006 compared to approximately 4.1 at October 31, 2005. The decrease in consolidated average turnover is primarily related to our wintersports and golf equipment businesses, which operate with higher levels of inventory than our other businesses and were included in the full year of fiscal 2006.
Inflation
Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on our sales and profits.
New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant negative impact on our reported results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. We adopted this standard during the year ended October 31, 2006 using the modified prospective method. See Note 10 of our consolidated financial statements for a description of the impact of this standard on our financial statements.
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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes ¯ an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in our financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt FIN 48 on November 1, 2007. We are currently assessing the impact the adoption of FIN 48 will have on our financial position and results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for our fiscal 2007. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We expect to adopt this standard at the beginning of our fiscal 2009. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
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
Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 10 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.
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
Forward-Looking Statements
Various statements in this Form 10-K, or incorporated by reference into this Form 10-K in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate”, “estimate”, “expect”, “seek”, “plan”, “may”, “project”, “we believe”, “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under Item 1A. “Risk Factors”. Forward-looking statements include statements regarding, among other items:
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
Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A gain of $1.2 million was recognized related to these types of contracts during fiscal 2006. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2006, we were hedging forecasted transactions expected to occur through October 2008. Assuming exchange rates at October 31, 2006 remain constant, $1.9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 24 months.
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
By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for our European operating segment. It takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens there is a positive effect.
In fiscal 2006, the U.S. dollar strengthened compared to the euro and the Australian dollar. As a result, our European revenues increased 45% in euros compared to an increase of 43% in U.S. dollars. Asia/Pacific revenues increased 22% in Australian dollars compared to an increase of 19% in U.S. dollars.
Interest Rates
Most of our lines of credit and long-term debt bear interest based on LIBOR and EURIBOR. Interest rates, therefore, can move up or down depending on market conditions. As discussed above, we have entered into interest rate swap agreements to hedge a portion of our exposure to such fluctuations. The approximate amount of our remaining variable rate debt was $529.5 million at October 31, 2006, and the average interest rate at that time was 4.7%. If interest rates were to increase by 10%, our net income would be reduced by approximately $1.8 million based on these fiscal 2006 levels.
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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2006.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended October 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing above, that Quiksilver, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2006 of Quiksilver, Inc. and subsidiaries and our report dated January 11, 2007 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Costa Mesa, California
January 11, 2007

Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required to be included by this item will be included under the heading “Election of Directors” and “Executive Compensation and Other Information” in our proxy statement for the 2007 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2006.
We have adopted a Code of Ethics for Senior Financial Officers in compliance with applicable rules of the Securities and Exchange Commission that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. We have posted a copy of this Code of Ethics on our website, at www.quiksilverinc.com. We intend to disclose any amendments to, or waivers from, any provision of the Code of Ethics by posting such information on such website.
Item 11. EXECUTIVE COMPENSATION
The information required to be included by this item will be included under the heading “Executive Compensation and Other Information” in our proxy statement for the 2007 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2006.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included by this item will be included under the heading “Ownership of Securities” in our proxy statement for the 2007 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2006.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required to be included by this item will be included under the heading “Certain Transactions” in our proxy statement for the 2007 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2006.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be included by this item will be included under the heading “Independent Auditors” in our proxy statement for the 2007 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2006.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements” on page 44

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

QUIKSILVER, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited consolidated financial statements of Quiksilver, Inc. as of and for each of the three years in the period ended October 31, 2006

Report of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets October 31, 2006 and 2005	47

Consolidated Statements of Income Years Ended October 31, 2006, 2005 and 2004	48

Consolidated Statements of Comprehensive Income Years Ended October 31, 2006, 2005 and 2004	48

Consolidated Statements of Stockholders’ Equity Years Ended October 31, 2006, 2005 and 2004	49

Consolidated Statements of Cash Flows Years Ended October 31, 2006, 2005 and 2004	50

Notes to Consolidated Financial Statements	51

Audited financial statements of Roger Cleveland Golf Company, Inc. as of October 31, 2006 and for the year in the period ending October 31, 2006 and the three months ended October 31, 2005

Report of Independent Registered Public Accounting Firm	82

Balance Sheets October 31, 2006 and 2005	83

Statements of Income and Comprehensive Income Year Ended October 31, 2006 and the Three Months Ended October 31, 2005	84

Statements of Stockholders’ Equity Year Ended October 31, 2006 and the Three Months Ended October 31, 2005	84

Statements of Cash Flows Year Ended October 31, 2006 and the Three Months Ended October 31, 2005	85

Notes to Financial Statements	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Quiksilver, Inc.
We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended October 31, 2006 as a result of adopting Statement of Financial Accounting Standards No. 123(R), “Share-based Payment.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 11, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
January 11, 2007
Costa Mesa, California

QUIKSILVER, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2006 and 2005

In thousands, except share amounts	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$36,834	$75,598
Trade accounts receivable, net — Note 3	721,562	599,486
Other receivables	35,324	27,414
Inventories — Note 4	425,864	386,396
Deferred income taxes — Note 13	84,672	41,646
Prepaid expenses and other current assets	28,926	21,819

Total current assets	1,333,182	1,152,359

Fixed assets, net — Note 5	282,334	241,979
Intangible assets, net — Notes 2 and 6	248,206	247,702
Goodwill — Notes 2, 6 and 15	515,710	449,377
Other assets	45,954	43,955
Assets held for sale — Note 12	21,842	23,229

Total assets	$2,447,228	$2,158,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit — Note 7	$315,891	$220,113
Accounts payable	220,177	212,407
Accrued liabilities — Note 8	201,087	182,973
Current portion of long-term debt — Note 7	24,621	50,833
Income taxes payable — Note 13	2,810	27,176

Total current liabilities	764,586	693,502

Long-term debt — Notes 7 and 18	689,690	640,348
Deferred income taxes and other long-term liabilities — Note 13	100,632	81,628

Total liabilities	1,554,908	1,415,478

Commitments and contingencies — Note 9

Minority interest — Note 2	11,193	10,241

Stockholders’ equity — Note 10:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 185,000,000; issued shares – 126,401,836 (2006) and 124,093,392 (2005)	1,264	1,241
Additional paid-in capital	274,488	242,284
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	559,059	466,043
Accumulated other comprehensive income — Note 11	53,094	30,092

Total stockholders’ equity	881,127	732,882

Total liabilities and stockholders’ equity	$2,447,228	$2,158,601

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended October 31, 2006, 2005 and 2004

In thousands, except per share amounts	2006	2005	2004
Revenues, net	$2,362,288	$1,780,869	$1,266,939
Cost of goods sold	1,280,738	972,345	688,780

Gross profit	1,081,550	808,524	578,159

Selling, general and administrative expense	897,628	627,342	446,221

Operating income	183,922	181,182	131,938

Interest expense	50,836	21,950	6,390
Foreign currency loss (gain)	489	(106)	2,861
Minority interest and other expense — Note 2	1,255	992	695

Income before provision for income taxes	131,342	158,346	121,992

Provision for income taxes — Note 13	38,326	51,226	40,623

Net income	$93,016	$107,120	$81,369

Net income per share — Note 1	$0.76	$0.90	$0.71

Net income per share, assuming dilution — Note 1	$0.73	$0.86	$0.68

Weighted average common shares outstanding — Note 1	122,074	118,920	114,388

Weighted average common shares outstanding, assuming dilution — Note 1	127,744	124,335	119,288

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended October 31, 2006, 2005 and 2004

In thousands	2006	2005	2004
Net income	$93,016	$107,120	$81,369
Other comprehensive income (loss):
Foreign currency translation adjustment	27,311	(14,694)	18,554
Net (loss) gain on derivative instruments, net of tax of $2,101 (2006), $(5,468) (2005) and $1,792 (2004)	(4,309)	10,008	(3,628)

Comprehensive income	$116,018	$102,434	$96,295

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended October 31, 2006, 2005 and 2004

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
In thousands, except share amounts	Shares	Amounts	Capital	Stock	Earnings	Income (Loss)	Equity
Balance, November 1, 2003	114,041,034	1,140	154,740	(6,778)	277,554	19,852	446,508
Exercise of stock options	2,997,440	30	8,730	—	—	—	8,760
Tax benefit from exercise of stock options	—	—	8,411	—	—	—	8,411
Employee stock purchase plan	131,422	1	957	—	—	—	958
DC acquisition	3,169,150	32	27,280	—	—	—	27,312
Net income and other comprehensive income	—	—	—	—	81,369	14,926	96,295

Balance, October 31, 2004	120,339,046	1,203	200,118	(6,778)	358,923	34,778	588,244
Exercise of stock options	1,447,010	14	6,528	—	—	—	6,542
Tax benefit from exercise of stock options	—	—	5,109	—	—	—	5,109
Employee stock purchase plan	157,298	2	1,644	—	—	—	1,646
Rossignol acquisition	2,150,038	22	28,885	—	—	—	28,907
Net income and other comprehensive loss	—	—	—	—	107,120	(4,686)	102,434

Balance, October 31, 2005	124,093,392	1,241	242,284	(6,778)	466,043	30,092	732,882
Exercise of stock options	1,289,351	13	5,119	—	—	—	5,132
Tax benefit from exercise of stock options	—	—	3,976	—	—	—	3,976
Stock compensation expense	—	—	20,751	—	—	—	20,751
Restricted stock	800,000	8	(8)	—	—	—	—
Employee stock purchase plan	219,093	2	2,366	—	—	—	2,368
Net income and other comprehensive income	—	—	—	—	93,016	23,002	116,018

Balance, October 31, 2006	126,401,836	$1,264	$274,488	$(6,778)	$559,059	$53,094	$881,127

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2006, 2005 and 2004

In thousands	2006	2005	2004
Cash flows from operating activities:
Net income	$93,016	$107,120	$81,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,615	41,864	26,847
Stock-based compensation	20,751	—	—
Provision for doubtful accounts	3,826	3,621	6,123
Loss on disposal of fixed assets	1,205	3,444	1,761
Foreign currency gain	(487)	(221)	(159)
Interest accretion	—	1,319	1,368
Minority interest and equity in earnings	1,835	—	—
Deferred income taxes	7,917	3,661	2,811
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(111,433)	(228,861)	(33,851)
Other receivables	(11,354)	8,949	(1,022)
Inventories	(20,894)	27,340	(13,140)
Prepaid expenses and other current assets	(6,022)	(761)	1,124
Other assets	(3,283)	(7,245)	265
Accounts payable	830	22,533	22,013
Accrued liabilities and other long-term liabilities	(28,446)	7,549	21,953
Income taxes payable	(21,374)	8,274	13,133

Net cash (used in) provided by operating activities	(8,298)	(1,414)	130,595

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	5,117	—	—
Capital expenditures	(97,934)	(70,858)	(52,457)
Business acquisitions, net of acquired cash — Note 2	(40,530)	(251,865)	(70,619)

Net cash used in investing activities	(133,347)	(322,723)	(123,076)

Cash flows from financing activities:
Borrowings on lines of credit	315,719	123,976	83,482
Payments on lines of credit	(228,748)	(97,801)	(63,945)
Borrowings on long-term debt	158,013	630,456	5,592
Payments on long-term debt	(150,206)	(316,953)	(14,478)
Stock option exercises, employee stock purchases and tax benefit on option exercises	11,212	8,188	9,718

Net cash provided by financing activities	105,990	347,866	20,369

Effect of exchange rate changes on cash	(3,109)	(3,328)	(557)

Net (decrease) increase in cash and cash equivalents	(38,764)	20,401	27,331
Cash and cash equivalents, beginning of year	75,598	55,197	27,866

Cash and cash equivalents, end of year	$36,834	$75,598	$55,197

Supplementary cash flow information:
Cash paid during the year for:
Interest	$50,241	$19,013	$5,009

Income taxes	$52,446	$34,458	$22,046

Non-cash investing and financing activities:
Deferred purchase price obligation — Note 2	$24,967	$32,508	$6,460

Common stock issued for business acquisitions — Note 2	$—	$28,907	$27,312

See notes to consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2006, 2005 and 2004
Note 1 — Significant Accounting Policies
Company Business
Quiksilver, Inc. and its subsidiaries (the “Company”) design, produce and distribute branded apparel, wintersports and golf equipment, footwear, accessories and related products. The Company’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its boardriding culture and heritage, while its wintersports and golf brands symbolize a long standing commitment to technical expertise and competitive success on the mountains and on the links. The Company’s Quiksilver, Roxy, DC Shoes and Hawk brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding, and its beach and water oriented swimwear brands include Raisins, Radio Fiji and Leilani. The Rossignol, Dynastar, Look, Lange, and Kerma brands are leaders in the alpine ski market, and the Company makes snowboarding equipment under its Rossignol, DC Shoes, Roxy, Lib Technologies, Gnu and Bent Metal labels. The Company’s products are sold in over 90 countries in a wide range of distribution channels, including surf shops, ski shops, skateboard shops, snowboard shops, its proprietary Boardriders Club shops, other specialty stores and select department stores. Distribution is primarily in the United States, Europe and Australia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including Na Pali, SAS and subsidiaries (“Quiksilver Europe”), Quiksilver Australia Pty Ltd. and subsidiaries (“Quiksilver Asia/Pacific” and “Quiksilver International”) and Skis Rossignol SAS and subsidiaries (“Rossignol”). The Company holds a majority interest in its subsidiary, Roger Cleveland Golf Company, Inc. (“Cleveland Golf”), with the minority interest in Cleveland Golf separately stated in the accompanying consolidated financial statements (See Note 2). Intercompany accounts and transactions have been eliminated in consolidation.
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
Fixed Assets
Furniture and other equipment, computer equipment, manufacturing equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to twenty years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. Land use rights for certain leased retail locations are amortized to estimated residual value.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
Long-Lived Assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company determined that no impairment loss was necessary as of October 31, 2006, 2005 or 2004.
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by SFAS No. 142 which includes assumptions such as growth and discount rates. Any subsequent impairment losses will be reflected in operating income. The Company determined that no impairment loss was necessary as of October 31, 2006, 2005 or 2004.
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

	Years Ended October 31,
In thousands	2006	2005	2004
Product shipments, net	$2,357,766	$1,778,987	$1,264,457
Royalty income	4,522	1,882	2,482

	$2,362,288	$1,780,869	$1,266,939

Promotion and Advertising
The Company’s promotion and advertising efforts include athlete sponsorships, world-class boardriding and skiing contests, magazine advertisements, retail signage, television programs, co-branded products, surf camps, skate park tours and other events. For the fiscal years ended October 31, 2006, 2005 and 2004, these expenses totaled $187.2 million, $108.3 million and $66.5 million, respectively. Advertising costs are expensed when incurred.
Research and Development
The Company engages in research and development activities to enable it to design and launch new products for its wintersports and golf equipment businesses, acquired in 2005, in response to changing demand and to meet market expectations. Research and development costs are expensed as incurred. Included in selling, general and administrative expenses is approximately $16.0 million and $4.1 million of research and development costs for the fiscal years ended October 31, 2006 and 2005, respectively.
Warranties
The Company generally provides a one-year limited warranty against manufacturer’s defects on its wintersports and golf equipment and records an estimate of such warranty costs when revenue is recorded. The Company’s standard warranty requires it to repair or replace the defective product returned to the Company during such warranty period. In estimating its future warranty obligations, the

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
Company considers various factors, including its warranty policies and practices, the historical frequency of claims and the cost to replace or repair the products under warranty (see Note 8).
Stock-Based Compensation
Effective November 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment”. As a result, the Company recognizes compensation expense equal to the fair value of stock options or other share based payments. See Note 10 for a description of the impact of this standard on the Company’s financial statements.
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
Net Income per Share
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the periods, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options computed using the treasury stock method. For the years ended October 31, 2006, 2005 and 2004, the weighted average common shares outstanding, assuming dilution, includes 5,670,000, 5,415,000 and 4,900,000, respectively, of dilutive stock options.
Stock Split
During fiscal 2005, the Company’s Board of Directors approved a two-for-one stock split that was effected May 11, 2005. All share and per share information has been restated to reflect the stock split.
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
Years Ended October 31, 2006, 2005 and 2004
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
Fair Value of Financial Instruments
The carrying value of the Company’s trade accounts receivable and accounts payable approximates its fair value due to their short-term nature. The carrying value of the Company’s lines of credit and long-term debt approximates its fair value as these borrowings consist primarily of a series of short-term notes at floating interest rates.
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
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The Company adopted this standard during the fiscal year ended October 31, 2006 using the modified prospective method. See Note 10 for a description of the impact of this standard on the Company’s financial statements.
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
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
effective for the Company’s fiscal year ending October 31, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company expects to adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 2 — Business Acquisitions
Effective July 31, 2005, the Company acquired Skis Rossignol SA (“Rossignol”), a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The Company has included the operations of Rossignol in its results since August 1, 2005. The purchase price, excluding transaction costs, included cash of approximately $208.3 million, approximately 2.2 million restricted shares of the Company’s common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. Transaction costs totaled approximately $16.0 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for the five days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35% (currently 5.9%). The mandatory purchase of the remaining Rossignol shares was required under French law as the Company had obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer. The purchase of these shares was completed in the quarter ended October 31, 2005 and the Company now owns 100% of the shares in Rossignol. Upon the future exercise of the Rossignol stock options, the Company will purchase the newly issued shares from the Rossignol stock option holders, retaining 100% ownership in Rossignol. These Rossignol stock options are treated as variable for accounting purposes and subsequent changes in the value of these stock options are recorded as compensation expense in the Company’s consolidated statement of income. The Company acquired a majority interest in Cleveland Golf when it acquired Rossignol, but certain former owners of Cleveland Golf retained a minority interest of 36.37%. The Company and the minority owners have entered into a put/call arrangement whereby the minority owners of Cleveland Golf can require the Company to buy all of their interest in Cleveland Golf after October 2009 and the Company can buy their interest at its option after April 2012, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profits and the Company’s price-earnings ratio. As a result of the minority interest and put/call arrangement, the Company accounted for Cleveland Golf as a step acquisition. In a step acquisition, where less than 100% of an entity is acquired, only a portion of the fair value adjustments are recorded in the acquiring company’s balance sheet equal to the percentage ownership in the acquired company. Based on this step acquisition accounting, the Company has recorded 63.63% of the fair value adjustments for Cleveland Golf in its balance sheet. Goodwill arises from synergies the Company believes can be achieved by integrating Rossignol’s brands, products and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of customer relationships, patents and athlete contracts with estimated useful lives of twenty, seven and two years, respectively. The acquired trademarks are non-amortizing as they have been determined to have indefinite lives.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
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

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (“the Plan”). As of October 31, 2006 the Company has recognized approximately $65.3 million of liabilities related to the Plan. See Note 12 for further description of the Plan.
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

Effective May 1, 2004, the Company acquired DC Shoes, Inc. (“DC”), a premier designer, producer and distributor of action sports inspired footwear, apparel and related accessories in the United States and internationally. The operations of DC have been included in the Company’s results since May 1, 2004. The initial purchase price, excluding transaction costs, included cash of approximately $52.8 million, 1.6

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
million restricted shares of the Company’s common stock, valued at $27.3 million, and the repayment of approximately $15.3 million in funded indebtedness. Transaction costs totaled $2.9 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for five days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. Of the initial purchase price, $63.4 million was paid in fiscal 2004, $3.7 million was paid during the year ended October 31, 2005, and $1.0 million is expected to be paid based on the resolution of certain remaining contingencies. As of October 31, 2006 the Company has paid or accrued $33.0 million based on the achievement of certain sales and earnings targets by DC. The sellers are entitled to additional payments ranging from zero to $19.0 million if certain sales and earnings targets are achieved during the year ending October 31, 2007. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. Goodwill arises from synergies the Company believes can be achieved integrating DC’s product lines and operations with the Company’s other businesses, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of non-compete agreements, customer relationships and patents with estimated useful lives ranging from four to eighteen years.
The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the DC acquisition in accordance with the purchase method of accounting:

May 1,
In thousands	2004
Current assets	$37,528
Fixed assets	1,818
Deferred income taxes	2,359
Amortizing intangible assets	5,633
Trademarks	36,000
Goodwill	54,081

Total assets acquired	137,419

Other liabilities	20,808
Deferred income taxes	18,292

Net assets acquired	$98,319

The results of operations for each of the acquisitions are included in the Consolidated Statements of Income from their respective acquisition dates. Assuming these fiscal 2005 and 2004 acquisitions had occurred as of November 1, 2003, unaudited pro forma consolidated net sales would have been $2,202.0 million and $1,890.0 million for the years ended October 31, 2005 and 2004, respectively. Unaudited pro forma net income would have been $13.3 million and $49.9 million, respectively, for those same periods, and unaudited pro forma diluted earnings per share would have been $0.11 and $0.41, respectively.
The Company paid cash of approximately $40.5 million during the year ended October 31, 2006, of which $5.8 million relates to a payment to the former owners of the Asia/Pacific business, $5.0 million relates to a payment to the former owners of DC Shoes, Inc., and the remaining $29.7 million relates primarily to insignificant acquisitions of certain other distributors, licensees and retail store locations.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
Note 3 — Allowance for Doubtful Accounts
The allowance for doubtful accounts, which includes bad debts and returns and allowances, consists of the following:

	Years Ended October 31,
In thousands	2006	2005	2004
Balance, beginning of year	$31,350	$11,367	$8,700
Provision for doubtful accounts	3,826	3,621	6,123
Acquired balance	—	20,623	—
Deductions	(2,336)	(4,261)	(3,456)

Balance, end of year	$32,840	$31,350	$11,367

The provision for doubtful accounts represents charges to selling, general and administrative expense for estimated bad debts, whereas the provision for returns and allowance is reported as a reduction of revenues.
Note 4 — Inventories
Inventories consist of the following:

	October 31,
In thousands	2006	2005
Raw materials	$40,951	$46,659
Work in process	12,991	10,416
Finished goods	371,922	329,321

	$425,864	$386,396

Note 5 — Fixed Assets
Fixed assets consist of the following:

	October 31,
In thousands	2006	2005
Furniture and other equipment	$145,337	$110,803
Computer equipment	84,281	63,760
Manufacturing equipment	55,973	45,771
Leasehold improvements	104,248	85,491
Land use rights	37,291	23,200
Land and buildings	31,851	34,407

	458,981	363,432

Accumulated depreciation and amortization	(176,647)	(121,453)

	$282,334	$241,979

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
Note 6 — Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	October 31,
	2006			2005
	Gross	Amorti-	Net Book	Gross	Amorti-	Net Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$7,965	$(2,659)	$5,306	$5,135	$(1,349)	$3,786
Amortizable licenses	10,332	(4,047)	6,285	10,081	(2,940)	7,141
Other amortizable intangibles	27,379	(5,484)	21,895	28,757	(2,022)	26,735
Non-amortizable trademarks	214,720	—	214,720	210,040	—	210,040

	$260,396	$(12,190)	$248,206	$254,013	$(6,311)	$247,702

The change in non-amortizable trademarks is due primarily to foreign exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the fiscal years ended October 31, 2006 and 2005 was $5.9 million and $3.0 million, respectively. Annual amortization expense, based on the Company’s amortizable intangible assets as of October 31, 2006, is estimated to be approximately $5.1 million in the fiscal year ending October 31, 2007, approximately $3.9 million in the fiscal years ending October 31, 2008 through 2010 and approximately $3.5 million in the fiscal year ending October 31, 2011.
Goodwill arose primarily from the acquisitions of Rossignol, Quiksilver Europe, Quiksilver Asia/Pacific, DC and Surfection. Goodwill increased approximately $66.3 million during the fiscal year ended October 31, 2006, with $13.4 million related to the Rossignol acquisition (as described in Note 2 to these financial statements), approximately $15.0 million related to the DC acquisition, and $37.9 million primarily related to other insignificant acquisitions and foreign exchange fluctuations. Goodwill increased $279.6 million during the fiscal year ended October 31, 2005, with $243.6 million related to the Rossignol acquisition, $19.3 million related to the Surfection acquisition (both as described in Note 2 to these financial statements), approximately $10.9 million due to contingent purchase price payments recorded for the acquisitions of Quiksilver Asia/Pacific and DC, and approximately $5.8 million primarily related to other acquisitions offset by foreign exchange fluctuations.
Note 7 — Lines of Credit and Long-term Debt
A summary of lines of credit and long-term debt is as follows:

	October 31,
In thousands	2006	2005
European short-term credit arrangements	$261,593	$167,677
Asia/Pacific short-term lines of credit	41,464	31,656
Americas short-term lines of credit	12,834	20,780
Americas Credit Facility	121,150	71,150
Americas long-term debt	4,305	9,375
European long-term debt	135,796	158,911
Senior Notes	400,000	400,000
Deferred purchase price obligation	34,701	32,945
Capital lease obligations and other borrowings	18,359	18,800

	$1,030,202	$911,294

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
In July 2005, the Company issued $400 million in senior notes (“Senior Notes”), which bear a coupon interest rate of 6.875% and are due April 15, 2015. The Senior Notes were issued at par value and sold in accordance with Rule 144A and Regulation S. In December 2005, these Senior Notes were exchanged for publicly registered notes with identical terms. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that guarantee any of its indebtedness or its subsidiaries’ indebtedness, or is an obligor under its existing senior secured credit facility (the “Guarantors”). The Company may redeem some or all of the Senior Notes after April 15, 2010 at fixed redemption prices as set forth in the indenture related to such Senior Notes. In addition, prior to April 15, 2008, the Company may redeem up to 35% of the Senior Notes with the proceeds from certain equity offerings at a redemption price set forth in the indenture.
The Senior Notes indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If the Company experiences specific kinds of changes of control, it will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. As of October 31, 2006, the Company was in compliance with these covenants. In addition, the Company has approximately $10.0 million in debt issuance costs included in other assets as of October 31, 2006.
In April 2005, the Company replaced its line of credit in the Americas with a new revolving credit facility, which was subsequently amended (the “Credit Facility”). The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $250 million (with a Company option to expand the facility to $350 million under certain conditions). The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is based on the Company’s fixed charge coverage ratio. The weighted average interest rate at October 31, 2006 is 7.1%. The Credit Facility includes a $100 million sublimit for letters of credit and a $35 million sublimit for borrowings in certain foreign currencies. As of October 31, 2006, $121.2 million was outstanding under the Credit Facility, in addition to outstanding letters of credit of $57.4 million.
The borrowing base is limited to certain percentages of the eligible accounts receivable and inventory from participating subsidiaries. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on: incurrence of additional debt and guarantees of indebtedness; creation of liens; mergers, consolidations or sales of substantially all of the Company’s assets; sales or other dispositions of assets; distributions or dividends and repurchases of the Company’s common stock; restricted payments, including without limitation, certain restricted investments; engaging in transactions with non-participating subsidiaries of the Company and; sale and leaseback transactions. The Company’s United States assets and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary, have been pledged as collateral and to secure the Company’s indebtedness under the Credit Facility. As of October 31, 2006, the Company was in compliance with such covenants.
In the United States and Canada, the Company has arrangements with banks that provide for approximately $27.5 million of unsecured, uncommitted lines of credit. These lines of credit expire on various dates through 2007. The amount outstanding on these lines of credit at October 31, 2006 was $12.8 million at an average interest rate of 4.2%.
Quiksilver Europe has arrangements with banks that provide for maximum cash borrowings of approximately $394.0 million in addition to approximately $81.7 million available for the issuance of letters of credit. At October 31, 2006, these lines of credit bore interest at an average rate of 4.0%, and $261.6 million was outstanding. The lines of credit expire in 2007, and the Company believes that these lines of credit will continue to be available with substantially similar terms.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
Quiksilver Asia/Pacific has revolving lines of credit with banks that provide up to $61.0 million for cash borrowings and letters of credit. These lines of credit will be reviewed by the banks on various dates through 2007, and the Company believes these lines of credit will continue to be available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2006 was $41.5 million at an average interest rate of 2.5%.
The Company has a loan in the Americas that amounted to $4.3 million at October 31, 2006 and contains covenants that are customary for such long-term indebtedness. This loan is secured by certain assets including leasehold improvements at the Company’s headquarters in Huntington Beach, California. At October 31, 2006, the interest rate on this long-term debt was 8.4%.
Quiksilver Europe also has $135.8 million of long-term debt as of October 31, 2006. This debt is with several banks and contains covenants that are customary for such long-term indebtedness, including among other things, minimum financial ratios of net debt to shareholders’ equity and term debt to cash flow. At October 31, 2006, the overall weighted average interest rate on this long-term debt is 3.4%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2010.
As part of the acquisition of Rossignol, the Company deferred a portion of the purchase price. This deferred purchase price obligation is expected to be paid in 2010 and accrues interest equal to the 3-month Euribor plus 2.35% (currently 5.9%) and is denominated in euros. The carrying amount of the obligation fluctuates based on changes in the exchange rate between euros and U.S. dollars. As of October 31, 2006, the deferred purchase price obligation totaled $33.7 million. The Company also has $1.0 million in debt related to the DC acquisition (See Note 2).
Quiksilver Europe and Asia/Pacific also have approximately $18.4 million in capital leases and other borrowings as of October 31, 2006.
Principal payments on long-term debt are due approximately as follows (in thousands):

2007	$24,621
2008	21,772
2009	17,408
2010	234,533
2011	15,977
Thereafter	400,000

$714,311

Note 8 — Accrued Liabilities
Accrued liabilities consist of the following:

	October 31,
In thousands	2006	2005
Accrued employee compensation and benefits	$69,281	$65,010
Accrued sales and payroll taxes	21,988	21,449
Derivative liability	2,456	119
Amounts payable for business acquisitions	26,683	14,091
Integration Plan and Pre-acquisition Restructuring Plan liabilities (Note 12)	52,012	32,759
Other liabilities	28,667	49,545

	$201,087	$182,973

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense, which is included in other accrued expenses in the accompanying balance sheets as of October 31:

	October 31,
In thousands	2006	2005
Beginning balance	$2,810	$—
Acquired balance	—	2,788
Warranty expense	2,023	671
Repairs and replacements made	(2,054)	(649)

Ending balance	$2,779	$2,810

Note 9 — Commitments and Contingencies
Operating Leases
The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2006 (in thousands):

2007	$68,611
2008	60,441
2009	56,076
2010	48,935
2011	43,804
Thereafter	121,950

$399,817

Total rent expense was $75.8 million, $44.4 million and $31.5 million for the years ended October 31, 2006, 2005 and 2004, respectively.
Professional Athlete Sponsorships
We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as skiing, golf, surfing, skateboarding, snowboarding and windsurfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. Such expenses are an ordinary part of our operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of October 31, 2006 (in thousands):

2007	$27,042
2008	14,995
2009	3,600
2010	1,740
2011	1,661

$49,038

Consulting Agreement
In connection with the Rossignol acquisition, the Company entered into a consulting agreement with an entity controlled by Laurent Boix-Vives, a member of the Company’s Board of Directors. This related party agreement provides for consulting services with a total estimated value of $4.7 million through October 31, 2010. The Company recognized $1.3 million in expense related to this agreement for the year ended October 31, 2006.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
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
Note 10 — Stockholders’ Equity
In March 2000, the Company’s stockholders approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), which generally replaced the Company’s previous stock option plans. Under the 2000 Plan, 31,444,836 shares are reserved for issuance over its term, consisting of 12,944,836 shares authorized under predecessor plans plus an additional 18,500,000 shares. Nonqualified and incentive options may be granted to officers and employees selected by the plan’s administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously outstanding shares of the Company’s common stock. Options vest over a period of time, generally three years, as designated by the committee and are subject to such other terms and conditions as the committee determines. Certain stock options have also been granted to employees of acquired businesses under other plans.
Changes in shares under option are summarized as follows:

	Years Ended October 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
In thousands	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	17,366,457	$7.63	15,084,168	$5.56	14,084,608	$3.90
Granted	2,338,300	13.67	3,877,800	14.44	4,030,000	9.35
Exercised	(1,289,351)	3.99	(1,447,010)	3.96	(2,997,440)	2.83
Canceled	(279,707)	11.70	(148,501)	10.12	(33,000)	8.73

Outstanding, end of year	18,135,699	$8.61	17,366,457	$7.63	15,084,168	$5.56

Options exercisable, end of year	11,177,173	$6.29	9,161,422	$4.77	7,191,042	$3.76

The aggregate intrinsic value of options exercised, outstanding and exercisable as of October 31, 2006 is $12.6 million, $98.7 million and $86.3 million, respectively. The weighted average life of options outstanding and exercisable as of October 31, 2006 is 6.3 and 5.2 years, respectively.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
Outstanding stock options at October 31, 2006 consist of the following:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Life	Price	Shares	Price
		(Years)
$1.64 — $3.27	1,978,136	2.1	$2.69	1,978,136	$2.69
$3.27 — $4.91	3,955,780	4.2	3.90	3,955,780	3.90
$4.91 — $6.54	104,000	5.5	5.72	104,000	5.72
$6.54 — $8.18	2,644,012	6.2	6.80	2,056,012	6.80
$8.18 — $9.82	2,634,670	7.0	8.73	1,366,659	8.73
$9.82 — $11.45	885,001	7.5	11.08	511,986	11.04
$11.45 — $14.72	5,690,100	8.6	14.06	1,111,770	14.25
$14.72 — $16.36	244,000	8.6	16.30	92,830	16.31

	18,135,699	6.3	$8.61	11,177,173	$6.29

Changes in non-vested shares under option for the year ended October 31, 2006 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of year	8,205,035	$5.89
Granted	2,338,300	6.32
Vested	(3,376,971)	5.35
Canceled	(207,838)	6.39

Non-vested, end of year	6,958,526	$6.29

As of October 31, 2006, there were 1,470,238 shares of common stock that were available for future grant.
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
Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the year ended October 31, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated.
As a result of adopting SFAS No. 123(R), during the year ended October 31, 2006, the Company’s net income and operating income are $14.6 million and $20.8 million lower, respectively, than if it had continued to account for stock-based compensation under APB 25 as it did for the years ended October 31, 2005 and 2004. Basic and diluted earnings per share for the year ended October 31, 2006 would have been $0.88 and $0.84, respectively, if the Company had not adopted SFAS No. 123(R), compared

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
to basic and diluted earnings per share of $0.76 and $0.73, respectively. Compensation expense was included as selling, general and administrative expense for the period. The impact on cost of goods sold was not significant. The adoption of SFAS No. 123(R) had no impact on the Company’s cash flows.
Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2006, 2005 and 2004 assuming risk-free interest rates of 4.5%, 4.5% and 4.0%, respectively, volatility of 44.9%, 48.7% and 56.1%, respectively, zero dividend yield, and expected lives of 5.2, 5.1 and 5.4 years, respectively. The weighted average fair value of options granted was $6.32, $7.51 and $5.01 for the years ended October 31, 2006, 2005, and 2004, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of October 31, 2006, the Company had approximately $15.9 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.0 year.
The reported net income and net income per share for the years ended October 31, 2005 and 2004 have been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard on November 1, 2003.

	Years Ended October 31,
In thousands, except per share amounts	2005	2004
Net income	$107,120	$81,369
Less stock-based employee compensation expense determined under the fair value based method, net of tax tax	12,442	9,188

Pro forma net income	$94,678	$72,181

Net income per share	$0.90	$0.71

Pro forma net income per share	$0.80	$0.63

Net income per share, assuming dilution	$0.86	$0.68

Pro forma net income per share, assuming dilution	$0.77	$0.61

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan (the “Restricted Stock Plan”). A total of 1.0 million shares were reserved for issuance under the Restricted Stock Plan. Stock under this plan generally vests over five years and may have certain performance based acceleration features which allow for earlier vesting in the future. Compensation expense is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of October 31, 2006, there has been no acceleration of the amortization period. During the fiscal year ended October 31, 2006, a total of 800,000 shares were issued under the Restricted Stock Plan, there were no forfeitures and the Company recognized approximately $0.2 million in related compensation expense. As of October 31, 2006, the Company had approximately $9.1 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.6 years.
The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
The ESPP covers substantially all full-time domestic and Australian employees who have at least five months of service with the Company. Since the adoption of SFAS 123(R), compensation expense has been recognized for shares issued under the ESPP plan and is included in the total compensation expense noted above. During the years ended October 31, 2006, 2005 and 2004, 219,093, 157,298 and 131,422 shares of stock were issued under the plan with proceeds to the Company of $2.4 million, $1.6 million and $1.0 million, respectively.
Note 11 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	October 31,
In thousands	2006	2005
Foreign currency translation adjustment	$55,041	$27,730
(Loss) gain on cash flow hedges and interest rate swaps	(1,947)	2,362

	$53,094	$30,092

Note 12 — Rossignol Integration Plan and Pre-acquisition Restructuring Plan
In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of October 31, 2006 the Company recognized approximately $65.3 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of the Company’s wintersports equipment sales and distribution operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. As of October 31, 2006, the Company also recognized approximately $1.4 million in inventory impairments relating to the realignment of its European manufacturing facilities. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are not significant and are charged to earnings. Certain land and facilities owned by the acquired company are expected to be sold during the next 12 months in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, totaled approximately $21.8 million at October 31, 2006. If the Company has overestimated these integration costs, the excess will reduce goodwill in future periods. If the Company has underestimated these integration costs, additional liabilities recognized will be recorded in earnings.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	and Other	Total
Recorded in purchase price allocation	$3,673	$1,574	$5,247
Adjustment to purchase price allocation	17,463	752	18,215
Cash payments	(17)	(44)	(61)
Foreign currency translation	(83)	(6)	(89)

Balance, October 31, 2005	21,036	2,276	23,312

Adjustment to purchase price allocation	36,733	5,130	41,863
Cash payments	(14,974)	(2,555)	(17,529)
Foreign currency translation	2,689	90	2,779

Balance, October 31, 2006	$45,484	$4,941	$50,425

Prior to the acquisition of Rossignol, a restructuring plan was announced related to Rossignol’s French manufacturing facilities (“Pre-acquisition Restructuring Plan”). The costs associated with the Pre-acquisition Restructuring Plan consist of termination benefits achieved through voluntary early retirement and voluntary termination of certain employees.
Activity and liability balances recorded as part of the Pre-acquisition Restructuring Plan are as follows:

In thousands	Workforce
Balance, October 31, 2005	$9,447
Cash payments	(6,926)
Adjustment to purchase price allocation	(1,015)
Foreign currency translation	81

Balance, October 31, 2006	$1,587

Note 13 — Income Taxes
A summary of the provision for income taxes is as follows:

	Years Ended October 31,
In thousands	2006	2005	2004
Current:
Federal	$5,776	$10,374	$7,201
State	75	2,308	2,539
Foreign	25,299	34,883	28,072

	31,150	47,565	37,812

Deferred:
Federal	(1,843)	2,072	5,548
State	(617)	262	814
Foreign	9,636	1,327	(3,551)

	7,176	3,661	2,811

Provision for income taxes	$38,326	$51,226	$40,623

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Years Ended October 31,
	2006	2005	2004
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.3)	1.1	0.6
Foreign tax rate differential	(6.7)	(1.9)	(1.4)
Foreign tax exempt income	(5.5)	(2.0)	(1.0)
Repatriation of foreign earnings, net of credits	5.0	(0.5)	—
Other	1.7	0.7	0.1

Effective income tax rate	29.2%	32.4%	33.3%

The components of net deferred income taxes are as follows:

	October 31,
In thousands	2006	2005
Deferred income tax assets:
Allowance for doubtful accounts	$22,356	$10,113
Other comprehensive income	5,915	—
Operating loss carryforwards	31,088	8,873
Nondeductible accruals and other	54,086	41,319

	113,445	60,305
Deferred income tax liabilities:
Depreciation and Amortization	(23,933)	(25,833)
Other comprehensive loss	—	(1,909)
Intangibles	(63,295)	(63,184)

	(87,228)	(90,926)

Deferred income taxes	26,217	(30,621)

Valuation allowance	(26,960)	(9,361)

Net deferred income taxes	$(743)	$(39,982)

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.
Income before provision for income taxes includes $146.4 million, $124.6 million and $70.1 million from foreign jurisdictions for the years ended October 31, 2006, 2005 and 2004, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. As of October 31, 2006, foreign earnings earmarked for permanent reinvestment totaled approximately $266.6 million.
At October 31, 2006, the Company has U.S. and state net operating loss carryforwards of approximately $6.2 million and $14.2 million respectively, which will expire on various dates through 2026. In addition, the Company has foreign net operating loss carryforwards of approximately $83.1 million for the year ended October 31, 2006. Approximately $57.7 million will be carried forward until fully utilized, with the remaining $25.4 million expiring on various dates through 2026.
The change in the valuation allowance of $17.6 million for fiscal 2006 relates primarily to acquired deferred tax assets offset by a full valuation allowance that was recorded in connection with the

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
finalization of the Company’s Rossignol Integration Plan. Decreases in the valuation allowance related to such acquired deferred tax assets will be offset against goodwill.
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
Pursuant to SFAS No. 87, the Company records a net periodic pension cost in its statement of income, which represents the cost of the pension benefit for the period. There are no unrecognized benefit obligations at October 31, 2006 and 2005. These amounts are determined using an assumed discount rate of 4.40% and 3.50%, an average salary increase of 2.00% and 2.25%, a turnover rate of 2.00% and 2.00% and an inflation rate of 1.85% and 1.75% for the year ended October 31, 2006 and the three months ended October 31, 2005, respectively. The following table summarizes the components of net periodic pension cost and the change in the benefit obligation:

	Year	Three months
	ended	ended
In thousands	October 31, 2006	October 31, 2005
Net periodic pension cost:
Service cost	$1,109	$261
Interest charge	153	101
Realized actuarial (gains) losses during the period	(529)	61

	$733	$423

Benefit obligation:
Balance, beginning of period	9,984	9,704
Disbursements	(1,375)	(143)
Net periodic pension costs	733	423

Balance, end of period	$9,342	$9,984

The following represents estimated future gross benefit payments related to the pension plan as of October 31, 2006:

In thousands
2007	$359
2008	522
2009	543
2010	434
2011	560
Thereafter	6,924

$9,342

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company made contributions of $0.9 million, $0.9 million and $0.7 million to the 401(k) Plan for the years ended October 31, 2006, 2005 and 2004, respectively. The Company also made contributions of $0.6 million and $0.2 million for the years ended October 31, 2006

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
and 2005 to 401(k) plans maintained on behalf of employees in certain Rossignol and Cleveland Golf subsidiaries in the United States.
Employees of certain of the Company’s French subsidaries including, Na Pali, SAS, Skis Rossignol SAS, Skis Dynastar SAS and Look Fixations, with three months of service are covered under French Profit Sharing Plans (the “French Profit Sharing Plans”), which are mandated by law. Compensation is earned under the French Profit Sharing Plans based on statutory computations with an additional discretionary component. Funds are maintained by the Company and vest with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $2.1 million, $3.2 million and $2.3 million was recognized related to the French Profit Sharing Plans for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.
Note 15 — Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, wintersports and golf equipment, footwear, accessories and related products. The Company operates in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the United States and Canada, while the European segment includes revenues primarily from Western Europe, and the Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three operating segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the sale of products to certain licensees. The Company’s largest customer accounts for approximately 4% of its revenues.
The Company produces different product lines within each geographical segment. The percentages of revenues attributable to each product line are as follows:

	Percentage of Revenues
	2006	2005	2004
Wintersports equipment	18%	9%	2%
T-Shirts	13	18	19
Accessories	11	12	14
Jackets, sweaters and technical outerwear	11	11	12
Footwear	11	11	9
Golf equipment	7	2	—
Pants	6	8	10
Shirts	6	7	9
Swimwear, excluding boardshorts	4	6	7
Fleece	4	4	5
Shorts	3	4	5
Boardshorts	3	4	4
Tops and dresses	3	4	4

	100%	100%	100%

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
Information related to the Company’s operating segments is as follows:

	Years Ended October 31,
In thousands	2006	2005	2004
Revenues, net:
Americas	$1,078,611	$843,677	$616,818
Europe	1,015,133	712,310	496,276
Asia/Pacific	263,158	220,941	148,733
Corporate operations	5,386	3,941	5,112

Consolidated	$2,362,288	$1,780,869	$1,266,939

Gross profit:
Americas	$442,148	$335,356	$251,357
Europe	518,218	362,172	251,692
Asia/Pacific	118,866	109,698	73,152
Corporate operations	2,318	1,298	1,958

Consolidated	$1,081,550	$808,524	$578,159

Operating income:
Americas	$98,860	$85,335	$63,811
Europe	115,082	103,308	73,517
Asia/Pacific	21,794	29,600	21,164
Corporate operations	(51,814)	(37,061)	(26,554)

Consolidated	$183,922	$181,182	$131,938

Identifiable assets:
Americas	$851,260	$813,549	$443,028
Europe	1,198,803	977,057	413,454
Asia/Pacific	346,491	313,993	118,918
Corporate operations	50,674	54,002	15,590

Consolidated	$2,447,228	$2,158,601	$990,990

Goodwill:
Americas	$132,674	$144,948	$86,382
Europe	255,558	175,392	70,057
Asia/Pacific	127,478	129,037	13,346

Consolidated	$515,710	$449,377	$169,785

France accounted for 33.8%, 36.4% and 38.4% of European net sales to unaffiliated customers for the years ended October 31, 2006, 2005 and 2004, respectively, while Spain accounted for 14.3%, 15.2% and 17.0%, respectively, and the United Kingdom accounted for 10.3%, 15.4% and 18.7%, respectively. Identifiable assets in the United States totaled $827.3 million as of October 31, 2006.
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

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A gain of $1.2 million was recognized related to these types of contracts during fiscal 2006. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2006, the Company was hedging transactions expected to occur through October 2008. Assuming exchange rates at October 31, 2006 remain constant, $1.9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 24 months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net (gains) losses of $(0.8) million, $5.3 million and $3.6 million during the fiscal years ended October 31, 2006, 2005 and 2004, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.
A summary of derivative contracts at October 31, 2006 is as follows:

	Notional
In thousands	Amount	Maturity	Fair Value
United States dollar	$349,652	Nov. 2006 - Oct. 2008	$(2,937)
Canadian dollar	15,612	Dec. 2006 - May 2007	264
New Zealand dollar	2,220	Nov. 2006 - Jan. 2007	(37)
British pound	665	Jan. 2007	(3)
Interest rate instruments	29,257	Jan. 2007 - Sept. 2009	30

	$397,406		$(2,683)

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
Note 17 — Quarterly Financial Data (Unaudited)
A summary of quarterly financial data (unaudited) is as follows:

	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31
Year ended October 31, 2006
Revenues, net	$541,142	$516,928	$525,854	$778,364
Gross profit	248,561	234,490	248,775	349,724
Net income	18,603	3,729	5,336	65,348
Net income per share, assuming dilution	0.15	0.03	0.04	0.51
Trade accounts receivable	533,468	482,978	492,414	721,562
Inventories	406,542	402,033	516,366	425,864

Year ended October 31, 2005
Revenues, net	$342,860	$426,853	$373,751	$637,405
Gross profit	152,906	193,365	174,915	287,338
Net income	14,214	34,667	24,635	33,604
Net income per share, assuming dilution	0.11	0.28	0.20	0.27
Trade accounts receivable	252,097	342,035	428,266	599,486
Inventories	236,819	177,842	438,336	386,396
Note 18 — Condensed Consolidating Financial Information
In December 2005, the Company completed an exchange offer to exchange the Senior Notes for publicly registered notes with identical terms. Obligations under the Company’s Senior Notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries.
The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2006 and 2005 and for the years ended October 31, 2006, 2005 and 2004. During the year ended October 31, 2006, Cleveland Golf was added as a Guarantor subsidiary. As a result, the October 31, 2005 balance sheet has been adjusted to reflect Cleveland Golf as a Guarantor subsidiary. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Prior to November 1, 2004, certain of the Company’s Guarantor subsidiaries did not exist and were created as part of an internal restructuring on that date. As a result, information presented prior to November 1, 2004 contains certain allocations between Quiksilver, Inc. and its Guarantor subsidiaries to conform to the current subsidiary structure under which the guarantees exist.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
CONDENSED CONSOLIDATING BALANCE SHEET
AT OCTOBER 31, 2006

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$1,537	$1,855	$33,434	$—	$36,834
Trade accounts receivable, net	—	205,853	36,987	478,722	—	721,562
Other receivables	1,190	12,593	708	20,833	—	35,324
Inventories	—	144,740	27,122	255,636	(1,634)	425,864
Deferred income taxes	—	14,459	2,349	67,864	—	84,672
Prepaid expenses and other current assets	1,703	9,968	1,953	15,302	—	28,926

Total current assets	2,901	389,150	70,974	871,791	(1,634)	1,333,182

Fixed assets, net	6,343	83,495	3,801	188,695	—	282,334
Intangible assets, net	2,452	79,197	3,150	163,407	—	248,206
Goodwill	—	163,910	2,472	349,328	—	515,710
Investment in subsidiaries	561,992	—	—	—	(561,992)	—
Other assets	10,909	4,730	274	30,041	—	45,954
Assets held for sale	—	3,500	—	18,342	—	21,842

Total assets	$584,597	$723,982	$80,671	$1,621,604	$(563,626)	$2,447,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$209	$—	$315,682	$—	$315,891
Accounts payable	2,303	89,181	3,525	125,168	—	220,177
Accrued liabilities	13,535	43,691	6,085	137,805	(29)	201,087
Current portion of long-term debt	—	4,305	—	20,316	—	24,621
Income taxes payable	—	14,277	1,343	(12,810)	—	2,810
Intercompany balances	72,386	17,351	37,766	(127,503)	—	—

Total current liabilities	88,224	169,014	48,719	458,658	(29)	764,586

Long-term debt, net of current portion	433,701	122,150	—	133,839	—	689,690
Deferred income taxes	—	25,773	(353)	75,212	—	100,632

Total liabilities	521,925	316,937	48,366	667,709	(29)	1,554,908

Minority interest	—	11,193	—	—	—	11,193

Stockholders’/invested equity	62,672	395,852	32,305	953,895	(563,597)	881,127

Total liabilities and stockholders’ equity	$584,597	$723,982	$80,671	$1,621,604	$(563,626)	$2,447,228

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
CONDENSED CONSOLIDATING BALANCE SHEET
AT OCTOBER 31, 2005

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,177	$20,816	$986	$52,619	$—	$75,598
Trade accounts receivable, net	—	207,120	30,659	361,707	—	599,486
Other receivables	920	4,918	—	21,576	—	27,414
Inventories	—	118,548	36,758	232,130	(1,040)	386,396
Deferred income taxes	—	22,531	1,774	17,341	—	41,646
Prepaid expenses and other current assets	1,788	6,588	3,096	10,347	—	21,819

Total current assets	3,885	380,521	73,273	695,720	(1,040)	1,152,359

Fixed assets, net	2,679	66,604	3,531	169,165	—	241,979
Intangible assets, net	2,310	83,331	3,385	158,676	—	247,702
Goodwill	—	177,841	2,472	269,064	—	449,377
Investment in subsidiaries	578,719	—	—	—	(578,719)	—
Other assets	11,735	5,164	259	26,797	—	43,955
Assets held for sale	—	4,225	—	19,004	—	23,229

Total assets	$599,328	$717,686	$82,920	$1,338,426	$(579,759)	$2,158,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$6,138	$1,000	$212,975	$—	$220,113
Accounts payable	1,486	78,859	7,828	124,234	—	212,407
Accrued liabilities	18,237	29,777	8,306	126,359	294	182,973
Current portion of long-term debt	—	1,230	—	49,603	—	50,833
Income taxes payable	—	14,872	(1,497)	13,801	—	27,176
Intercompany balances	(63,906)	49,338	33,198	(18,630)	—	—

Total current liabilities	(44,183)	180,214	48,835	508,342	294	693,502

Long-term debt, net of current portion	431,944	76,456	4,285	127,663	—	640,348
Deferred income taxes	—	35,605	3	46,020	—	81,628

Total liabilities	387,761	292,275	53,123	682,025	294	1,415,478

Minority Interest	—	10,241	—	—	—	10,241

Stockholders’/invested equity	211,567	415,170	29,797	656,401	(580,053)	732,882

Total liabilities and stockholders’ equity	$599,328	$717,686	$82,920	$1,338,426	$(579,759)	$2,158,601

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended October 31, 2006

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
Revenues, net	$592	$859,344	$151,236	$1,415,687	$(64,571)	$2,362,288
Cost of goods sold	—	520,399	84,983	714,919	(39,563)	1,280,738

Gross profit	592	338,945	66,253	700,768	(25,008)	1,081,550

Selling, general and administrative expense	49,142	266,563	58,624	547,767	(24,468)	897,628

Operating (loss) income	(48,550)	72,382	7,629	153,001	(540)	183,922
Interest expense	38,301	3,934	3,305	5,296	—	50,836
Foreign currency (gain) loss	(730)	43	—	1,176	—	489
Minority interest and other expense	951	—	—	304	—	1,255

(Loss) income before provision for income taxes	(87,072)	68,405	4,324	146,225	(540)	131,342
Provision for income taxes	(23,684)	25,520	1,774	34,716	—	38,326

Net (loss) income	$(63,388)	$42,885	$2,550	$111,509	$(540)	$93,016

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended October 31, 2005

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
Revenues, net	$2,904	$809,018	$37,849	$965,449	$(34,351)	$1,780,869
Cost of goods sold	—	492,575	20,602	470,548	(11,380)	972,345

Gross profit	2,904	316,443	17,247	494,901	(22,971)	808,524

Selling, general and administrative expense	31,690	238,373	14,316	365,623	(22,660)	627,342

Operating (loss) income	(28,786)	78,070	2,931	129,278	(311)	181,182
Interest expense	12,940	4,739	450	3,821	—	21,950
Foreign currency (gain) loss	(356)	481	(46)	(185)	—	(106)
Other expense	—	—	—	992	—	992

(Loss) income before provision for income taxes	(41,370)	72,850	2,527	124,650	(311)	158,346
Provision for income taxes	(14,972)	29,078	679	36,441	—	51,226

Net (loss) income	$(26,398)	$43,772	$1,848	$88,209	$(311)	$107,120

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended October 31, 2004

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

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2006

		Wholly-
		owned		Non-
		Guarantor	Cleveland	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Golf	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(63,388)	$42,885	$2,550	$110,969	$93,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251	19,597	1,888	43,879	65,615
Stock-based compensation	20,751	—	—	—	20,751
Provision for doubtful accounts	—	(1,891)	1,162	4,555	3,826
Loss on sale of fixed assets	—	257	—	948	1,205
Foreign currency gain	(68)	(78)	—	(341)	(487)
Minority interest and equity in earnings	—	952	—	883	1,835
Deferred income taxes	—	887	(931)	7,961	7,917
Changes in operating assets and liabilities:
Trade accounts receivable	—	(18,849)	(7,490)	(85,094)	(111,433)
Other receivables	(270)	(7,643)	(674)	(2,767)	(11,354)
Inventories	—	(34,544)	9,636	4,014	(20,894)
Prepaid expenses and other current assets assets	174	(3,489)	1,109	(3,816)	(6,022)
Other assets	1,577	115	(15)	(4,960)	(3,283)
Accounts payable	817	12,744	(4,303)	(8,428)	830
Accrued liabilities	(3,436)	2,783	(2,221)	(25,572)	(28,446)
Income taxes payable	—	3,960	2,840	(28,174)	(21,374)

Net cash (used in) provided by operating activities	(43,592)	17,686	3,551	14,057	(8,298)

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	17	—	5,100	5,117
Capital expenditures	(4,057)	(35,142)	(1,923)	(56,812)	(97,934)
Business acquisitions, net of cash acquired	(3,074)	(8,812)	—	(28,644)	(40,530)

Net cash used in investing activities	(7,131)	(43,937)	(1,923)	(80,356)	(133,347)

Cash flows from financing activities:
Borrowings on lines of credit	—	639	2,735	312,345	315,719
Payments on lines of credit	—	(6,992)	(7,735)	(214,021)	(228,748)
Borrowings on long-term debt	—	90,781	4,000	63,232	158,013
Payments on long-term debt	(840)	(41,972)	(4,327)	(103,067)	(150,206)
Proceeds from stock option exercises	11,212	—	—	—	11,212
Intercompany	39,096	(34,962)	4,568	(8,702)	—

Net cash provided by (used in) financing activities	49,468	7,494	(759)	49,787	105,990

Effect of exchange rate changes on cash	86	(522)	—	(2,673)	(3,109)

Net (decrease) increase in cash and cash equivalents	(1,169)	(19,279)	869	(19,185)	(38,764)
Cash and cash equivalents, beginning of period	1,177	20,816	986	52,619	75,598

Cash and cash equivalents, end of period	$8	$1,537	$1,855	$33,434	$36,834

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2005

		Wholly-
		owned		Non-
		Guarantor	Cleveland	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Golf	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(26,398)	$43,772	$1,848	$87,898	$107,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246	16,036	513	25,069	41,864
Provision for doubtful accounts	—	1,665	—	1,956	3,621
(Gain) loss on sale of fixed assets	(3)	1,207	(5)	2,245	3,444
Foreign currency gain	(221)	—	—	—	(221)
Interest accretion	—	—	—	1,319	1,319
Deferred income taxes	—	1,783	(1,076)	2,954	3,661
Changes in operating assets and liabilities:
Trade accounts receivable	—	(62,277)	(5,459)	(161,125)	(228,861)
Other receivables	4,386	(2,659)	(709)	7,931	8,949
Inventories	—	22,431	(7,862)	12,771	27,340
Prepaid expenses and other current assets assets	(18)	32	(339)	(436)	(761)
Other assets	421	(1,623)	(129)	(5,914)	(7,245)
Accounts payable	(203)	12,409	117	10,210	22,533
Accrued liabilities	(10,081)	11,934	1,050	4,646	7,549
Income taxes payable	—	2,351	1,873	4,050	8,274

Net cash (used in) provided by operating activities	(31,871)	47,061	(10,178)	(6,426)	(1,414)

Cash flows from investing activities:
Capital expenditures	(2,473)	(30,176)	(586)	(37,623)	(70,858)
Business acquisitions, net of cash acquired	(231,948)	(11,885)	—	(8,032)	(251,865)

Net cash used in investing activities	(234,421)	(42,061)	(586)	(45,655)	(322,723)

Cash flows from financing activities:
Borrowings on lines of credit	—	6,208	1,000	116,768	123,976
Payments on lines of credit	—	(51,876)	—	(45,925)	(97,801)
Borrowings on long-term debt	484,843	9,630	—	135,983	630,456
Payments on long-term debt	(140,705)	(82,524)	(714)	(93,010)	(316,953)
Proceeds from stock option exercises	8,188	—	—	—	8,188
Intercompany	(81,518)	124,396	11,464	(54,342)	—

Net cash provided by financing activities	270,808	5,834	11,750	59,474	347,866

Effect of exchange rate changes on cash	(2,269)	493	—	(1,552)	(3,328)

Net increase in cash and cash equivalents	2,247	11,327	986	5,841	20,401
Cash and cash equivalents, beginning of period	(1,070)	9,489	—	46,778	55,197

Cash and cash equivalents, end of period	$1,177	$20,816	$986	$52,619	$75,598

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended October 31, 2006, 2005 and 2004
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2004

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(7,989)	$40,948	$48,410	$81,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	722	12,332	13,793	26,847
Provision for doubtful accounts	—	3,381	2,742	6,123
Loss on sale of fixed assets	—	792	969	1,761
Foreign currency gain	(159)	—	—	(159)
Interest accretion	—	—	1,368	1,368
Deferred income taxes	—	6,363	(3,552)	2,811
Changes in operating assets and liabilities:
Trade accounts receivable	—	(33,098)	(753)	(33,851)
Other receivables	782	203	(2,007)	(1,022)
Inventories	—	(5,176)	(7,964)	(13,140)
Prepaid expenses and other current assets	303	2,070	(1,249)	1,124
Other assets	(288)	959	(406)	265
Accounts payable	661	1,169	20,183	22,013
Accrued liabilities	1,488	15,194	5,271	21,953
Income taxes payable	—	15,753	(2,620)	13,133

Net cash (used in) provided by operating activities	(4,480)	60,890	74,185	130,595

Cash flows from investing activities:
Capital expenditures	(5,019)	(18,524)	(28,914)	(52,457)
Business acquisitions, net of cash acquired	—	(65,074)	(5,545)	(70,619)

Net cash used in investing activities	(5,019)	(83,598)	(34,459)	(123,076)

Cash flows from financing activities:
Borrowings on lines of credit	—	75,000	8,482	83,482
Payments on lines of credit	(14,900)	(27,921)	(21,124)	(63,945)
Borrowings on long-term debt	—	—	5,592	5,592
Payments on long-term debt	—	(3,647)	(10,831)	(14,478)
Proceeds from stock option exercises	9,718	—	—	9,718
Intercompany	14,846	(20,884)	6,038	—

Net cash provided by (used in) financing activities	9,664	22,548	(11,843)	20,369

Effect of exchange rate changes on cash	—	—	(557)	(557)

Net increase (decrease) in cash and cash equivalents	165	(160)	27,326	27,331
Cash and cash equivalents, beginning of period	(1,235)	9,649	19,452	27,866

Cash and cash equivalents, end of period	$(1,070)	$9,489	$46,778	$55,197

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Roger Cleveland Golf Company, Inc.
We have audited the accompanying balance sheets of Roger Cleveland Golf Company, Inc. (the “Company”) as of October 31, 2006 and 2005, and the related statements of income and comprehensive income, stockholders’ equity and cash flows for the twelve months ended October 31, 2006, and the three months ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Roger Cleveland Golf Company, Inc. as of October 31, 2006 and 2005, and the results of its operations and its cash flows for the twelve months and three months ended October 31, 2006 and 2005, respectively, in conformity with accounting principles generally accepted in the United States of America.
As disclosed in Note 1 to the financial statements, the Company’s majority shareholder and certain other shareholders were acquired by Quiksilver, Inc. in July 2005.
/s/ Deloitte & Touche LLP
January 11, 2007
Costa Mesa, California

ROGER CLEVELAND GOLF COMPANY, INC.
BALANCE SHEETS

	October 31,	October 31,
In thousands (except share amounts)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,855	$986
Accounts receivable, less allowance for bad debts of $1,000 (2006) and $1,354 (2005)	36,987	30,659
Income tax receivable	—	1,497
Inventories	27,122	36,758
Deferred income taxes	2,349	1,774
Prepaid expenses and other current assets	2,661	3,096
Due from affiliates	8,591	2,326

Total current assets	79,565	77,096

Equipment and leasehold improvements, net	3,801	3,531
Other intangible assets, net	3,150	3,385
Goodwill	2,472	2,472
Deferred income taxes	353	—
Other assets	274	259

Total assets	$89,615	$86,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,000
Accounts payable	3,525	7,828
Accrued payroll and benefits	2,677	1,692
Other accrued expenses	3,408	6,614
Due to affiliates	1,357	524
Income taxes payable	1,343	—

Total current liabilities	12,310	17,658

Deferred income taxes	—	3

Long-term debt:
Due to affiliates	45,000	35,000
Other long-term debt	—	4,285

Total long-term debt	45,000	39,285

Stockholders’ equity:
Common stock no par value – 500,000 shares authorized; 290,224 shares issued and outstanding	22,000	22,000
Retained earnings	10,305	7,755
Accumulated other comprehensive income	—	42

Total stockholders’ equity	32,305	29,797

Total liabilities and stockholders’ equity	$89,615	$86,743

ROGER CLEVELAND GOLF COMPANY, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended	Three months ended
In thousands	October 31, 2006	October 31, 2005
Revenues, net	$151,236	$37,849
Cost of goods sold	84,983	20,602

Gross profit	66,253	17,247

Selling, general, and administrative expense	58,702	14,316

Operating income	7,551	2,931

Interest expense	3,305	450
Other income	(78)	(46)

Income before provision for income taxes	4,324	2,527

Provision for income taxes	1,774	679

Net income	2,550	1,848

(Loss) gain on derivative instruments, net of tax	(42)	3

Comprehensive income	$2,508	$1,851

STATEMENTS OF STOCKHOLDERS’ EQUITY
Year Ended October 31, 2006 and Three Months Ended October 31, 2005

				Accumulated
				other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
In thousands, except shares	Shares	Amounts	Earnings	Income	Equity
Balance, July 31, 2005	290,224	$22,000	$5,907	$39	$27,946
Unrealized gain on derivative instruments, net of tax	—	—	—	3	3
Net income	—	—	1,848	—	1,848

Balance, October 31, 2005	290,224	22,000	7,755	42	29,797
Unrealized loss on derivative instruments, net of tax	—	—	—	(42)	(42)
Net income	—	—	2,550	—	2,550

Balance, October 31, 2006	290,224	$22,000	$10,305	$—	$32,305

ROGER CLEVELAND GOLF COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Year ended	Three months ended
In thousands	October 31, 2006	October 31, 2005
Cash flows from operating activities:
Net income	$2,550	$1,848
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,888	513
Gain on disposal of equipment	—	(5)
Deferred income taxes	(931)	(1,076)
Changes in assets and liabilities:
Accounts receivable, net	(6,328)	(5,459)
Inventories	9,636	(7,862)
Prepaid expenses and other current assets	435	(339)
Other assets	(15)	68
Accounts payable	(4,303)	117
Due from affiliates and due to affiliates	(5,432)	(709)
Accrued expenses	(2,221)	931
Income taxes payable	2,840	1,873

Net cash used in operating activities	(1,881)	(10,100)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,923)	(664)

Net cash used in investing activities	(1,923)	(664)

Cash flows from financing activities:
Proceeds from line of credit	6,735	1,000
Payments on line of credit	(7,735)	(714)
Proceeds from affiliate loans	31,000	42,000
Payments of affiliate loans	(21,000)	(32,500)
Payments of long-term debt	(4,327)	—

Net cash provided by financing activities	4,673	9,786

Net increase (decrease) in cash	869	(978)
Cash, beginning of period	986	1,964

Cash, end of period	$1,855	$986

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest	$2,920	$178

Taxes	$(162)	$—

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
Roger Cleveland Golf Company, Inc. (the “Company”) manufactures, markets, and distributes golf clubs and related accessories. The Company is owned 64% by certain subsidiaries of Quiksilver, Inc. (the “Parent”) and 36% by a group of individuals. The Parent acquired its majority interest in the Company on July 31, 2005 and as a result the financial statements do not include financial statements for any periods prior to July 31, 2005. The Parent’s new basis is not reflected in the accompanying financial statements as these financial statements have been prepared on the carryover basis of accounting.
The Parent has $400 million in publicly registered senior notes. In July, 2006, the Company became a guarantor subsidiary of these senior notes, fully and unconditionally guaranteeing the senior note indebtedness of the Parent. Accordingly, the accompanying financial statements are being included in the Parent’s Form 10-K in accordance with the SEC’s Regulation S-X, Rule 3-10.
Cash Equivalents
Certificates of deposit and highly liquid short-term investments purchased with original maturities of three months or less are considered cash equivalents. Carrying values approximate fair value.
Credit Risk
The Company sells its products primarily to pro shops and other retailers of golf clubs and accessories throughout the United States and sells to distributors internationally. The Company had export sales that account for 27% and 20% of net sales in the year ended and three-month period ended October 31, 2006 and 2005, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated bad debts, and those losses have generally been within management’s expectations.
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
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment annually or when a possible impairment is indicated. Management has evaluated its long-lived assets and goodwill and has not identified any impairment as of October 31, 2006.

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
Warranties
The Company generally provides a one-year limited warranty against manufacturer’s defects on its golf equipment and records an estimate of such warranty costs when revenue is recorded. The Company’s standard warranty requires it to repair or replace the defective product returned to the Company during such warranty period. In estimating its future warranty obligations, the Company considers various factors, including its warranty policies and practices, the historical frequency of claims and the cost to replace or repair the products under warranty. The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense, which is included in other accrued expenses in the accompanying balance sheets as of October 31:

	October 31,	October 31,
In thousands	2006	2005
Balance, beginning of period	$435	$447
Warranty expense	400	96
Repairs and replacements made	(487)	(108)

Balance, end of period	$348	$435

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
Advertising Costs
The Company advertises primarily through television and print media. Advertising costs are expensed as incurred. Advertising expense for the year and three months ended October 31, 2006 and 2005 were $6.0 million and $0.7 million, respectively.
Research and Development
The Company engages in research and development activities to enable it to design and launch new products in response to changing demand and to meet market expectations. Research and development costs are expensed as incurred. Included in selling, general, and administrative expenses are research and development costs of approximately $3.8 million and $1.0 million for the year and three months ended October 31, 2006 and 2005, respectively.

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
Derivative Financial Instruments
The Company uses derivative financial instruments in the management of its interest rate exposure on long-term debt. The Company does not hold such instruments for trading purposes, and the counterparties to these instruments are major financial institutions. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended, requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The statement also requires a company to recognize changes in the derivative’s fair value currently in earnings, unless it meets specific hedge accounting criteria. If the derivative is designated as a cash-flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income. Changes in the fair value of this derivative are recorded, net of tax, in other comprehensive income. There were no derivative instruments outstanding at October 31, 2006.
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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes ¯ an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an Company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
15, 2006. The Company expects to adopt FIN 48 on November 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for the Company’s fiscal year ending October 31, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company expects to adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 2 — Intangible Assets
The Company’s amortizing intangible assets consist of the following:

	October 31,
	2006			2005
	Gross	Accumulated		Gross	Accumulated
In thousands	Amount	Amortization	Net	Amount	Amortization	Net
Tradenames and trademarks	$3,100	$(689)	$2,411	$3,100	$(482)	$2,618
Patents	1,643	(1,371)	272	1,346	(1,115)	231
Customer relationships	700	(233)	467	700	(164)	536

	$5,443	$(2,293)	$3,150	$5,146	$(1,761)	$3,385

Amortization expense of intangible assets for the year ended and three-month period ended October 31, 2006 and 2005 was $0.5 million and $0.1 million, respectively. Annual amortization expense for fiscal year ending October 31, 2007 is estimated to be $0.5 million. Annual amortization expense for fiscal years ending October 31, 2008 through 2011 is estimated to be $0.3 million.
Note 3 — Inventories
Inventories consist of the following:

	October 31,	October 31,
In thousands	2006	2005
Raw materials	$12,287	$18,464
Work in process	41	97
Finished goods	14,794	18,197

	$27,122	$36,758

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
Note 4 — Equipment and Leasehold Improvements
Equipment and leasehold improvements consist of the following:

	Estimated	October 31,	October 31,
In thousands	useful life	2006	2005
Leasehold improvements	10 years	$1,131	$1,052
Machinery and equipment	3 to 7 years	3,011	2,451
Office furniture and equipment	3 to 5 years	4,346	3,816
Transportation equipment	3 years	1,203	729
Construction in progress		146	229

		9,837	8,277
Accumulated depreciation and amortization		(6,036)	(4,746)

		$3,801	$3,531

Note 5 — Debt
The Company had an unsecured term note payable of $4.3 million that was repaid in December 2005. The Company’s $1.5 million unsecured line of credit expired in February 2006 and was not renewed.
The Company has available an unsecured line of credit of $4.0 million, bearing interest at either a rate equal to LIBOR plus 0.95% or prime rate minus 0.8% or a fixed rate determined by the lender, at the election of the Company. The line of credit expires in November 2007. There were no amounts outstanding under this line of credit as of October 31, 2006.
In July 2006, the Company became a participating subsidiary in the Parent’s revolving credit facility (“Credit Facility”). The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $250 million (with an option to expand the facility to $350 million under certain conditions). The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is based on the Parent’s fixed charge coverage ratio. The Credit Facility includes a $100 million sub-limit for letters of credit and a $50 million sub-limit for borrowings in certain foreign currencies. The borrowing base is limited to certain percentages of the eligible accounts receivable and inventory from participating subsidiaries of the Parent, including the Company. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on: incurrence of additional debt and guarantees of indebtedness; creation of liens; mergers, consolidations or sales of substantially all of the Parent’s assets; sales or other dispositions of assets; distributions or dividends and repurchases of the Parent’s common stock; restricted payments, including without limitation, certain restricted investments; engaging in transactions with non-participating subsidiaries of the Parent and; sales and leaseback transactions. The Parent’s United States assets (including the Company’s) have been pledged as collateral and to secure the Parent’s indebtedness under the Credit Facility. As of October 31, 2006, the Parent was in compliance with such covenants and intends to continue to make the Credit Facility available to the Company. As of October 31, 2006, the Company had no borrowings under the Credit Facility.
In July 2006 the Company became a guarantor of the Parent’s publicly registered senior notes. Obligations under the Parent’s senior notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries, including the Company.

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
Note 6 — Income Taxes
The components of income tax expense are as follows:

	Year ended	Three months ended
In thousands	October 31, 2006	October 31, 2005
Current income taxes:
Federal	$2,186	$1,750
State	492	29

	2,678	1,779

Deferred income taxes:
Federal	$(554)	$(368)
State	(350)	(732)

	(904)	(1,100)

	$1,774	$679

A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the federal statutory rate to income before income taxes is as follows:

In thousands	2006	2005
Provision for income taxes at statutory rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	3.8
Other	3.9	(11.9)

Effective income tax rate	41.0%	26.9%

Major components of the Company’s net deferred income taxes are as follows:

	October 31,	October 31,
In thousands	2006	2005
Allowance for bad debts	$425	$576
Prepaid expenses	(258)	(1,014)
Accruals	893	1,000
Other	1,642	1,209

	$2,702	$1,771

As of October 31, 2006, the Company had state net operating loss carryforwards of approximately $5.5 million, which begin to expire in fiscal 2025. In addition, the Company has state tax credit carryforwards of approximately $0.4 million, which may be carried forward indefinitely to offset future taxable income.
Note 7 — Related Party Transactions
Amounts due to affiliates consist of the following:

	October 31,	October 31,
In thousands	2006	2005
Affiliated debt due to Quiksilver Americas, Inc.	$45,000	$35,000
Amounts due to Parent and other Parent subsidiaries	1,357	524
Amounts due from Parent and other Parent subsidiaries	(8,591)	(2,326)

	$37,766	$33,198

Interest paid on borrowings from Quiksilver Americas, Inc. was approximately $2.6 million for the year ended October 31, 2006 and $0.4 million for the three months ended October 31, 2005. The weighted average interest rate on these borrowings was 6.7% at October 31, 2006. This interest rate corresponds to the rate at which Quiksilver Americas, Inc. borrowed these funds, on the Company’s behalf, under the

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
Credit Facility. Sales to Quiksilver, Inc. subsidiaries amounted to $15.5 million for the year ended October 31, 2006 and $3.2 million for the three months ended October 31, 2005.
For the year ended October 31, 2006, the Company recorded approximately $0.4 million of expense for services provided by Laurent Boix-Vives, a minority shareholder.
Note 8 — Commitments and Contingencies
The Company leases a distribution and manufacturing facility and certain transportation and office equipment under operating lease agreements. In September 2003, the Company entered into a 10-year operating lease, which is guaranteed by a Parent subsidiary, for a new facility that the Company occupied in December 2004. Rental expense includes the impact of fixed rent increases on a straight-line basis over the life of the lease. Estimated future payments under these lease obligations for the years ending October 31 are as follows:

In thousands
2007	$1,458
2008	1,408
2009	1,387
2010	1,277
2011	1,275
Thereafter	3,928

$10,733

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

In thousands
2007	$8,516
2009	6,329
2009	1,351

$16,196

Rent expense was $1.2 million and $0.3 million for the years ended October 31, 2006 and the three month period ended October 31, 2005.
Indemnities, Commitments, and Guarantees
During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales, and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California; and (v) certain real estate leases under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. In addition, the Company has made a contractual commitment to an employee providing for severance payments upon the occurrence of certain prescribed events. The duration of these indemnities, commitments, and guarantees varies and, in certain cases, may be indefinite. The

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments, and guarantees in the accompanying balance sheets.
Litigation
The Company is involved in litigation arising in the normal course of business. It is the opinion of management that the outcome of these matters will have no material adverse affect on the financial position or results of operations of the Company.
Note 9 — Employee Incentive Plans and Agreements
The Company sponsors a defined contribution 401(k) Savings and Profit Sharing Plan (the “Plan”), covering substantially all of the Company’s employees, subject to certain eligibility requirements. The Company matches participant contributions up to 4% of the participant’s base earnings. If the Company earns a net profit, an additional contribution ranging from 1% to 4% of the participant’s base earnings will be contributed, subject to certain service requirements. The Company’s matching of participant contributions are fully vested and any profit sharing contributions vest over five years. At its discretion, the Company may make additional contributions to the Plan for employees who meet certain service requirements. Total contributions by the Company were approximately $0.7 million during the year ended October 31, 2006 and $0.1 million for the three month period ending October 31, 2005.
In December 2005, the Company’s Board of Directors approved the dissolution and distribution of the Stock Appreciation Rights plan. Based on this decision, a full distribution of approximately $0.6 million occurred during the year ended October 31, 2006.
Note 10 — Segment and Product Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the sporting goods industry in which the Company designs, produces and distributes golf equipment and related products. The Company operates in one segment. The Company’s largest customer accounts for less than 1% of it’s revenues.
The Company produces different products. The percentages of revenues attributable to each product line are as follows:

	Percentage of Revenues
	2006	2005
Woods	56%	51%
Irons	38	44
Putters	3	3
Accessories and other	3	2

	100%	100%

No foreign country represented more than 10% of the Company’s revenues. Revenues by geographic area are as follows:

	Percentage of Revenues
	2006	2005
United States	73%	80%
Asia/Pacific	15	10
Europe	8	8
Other Americas	4	2

	100%	100%

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 11, 2007
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

Signatures	Title	Date Signed
/s/ Robert B. McKnight, Jr. Robert B. McKnight, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 11, 2007
/s/ Steven L. Brink Steven L. Brink	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 11, 2007
/s/ Bernard Mariette Bernard Mariette	President and Director	January 11, 2007
/s/ Charles S. Exon Charles Exon	Executive Vice President, General Counsel and Director	January 11, 2007
/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	January 11, 2007
/s/ William M. Barnum, Jr. William M. Barnum, Jr.	Director	January 11, 2007

Signatures	Title	Date Signed
Laurent Boix-Vives	Director	January 11, 2007
/s/ Charles E. Crowe Charles E. Crowe	Director	January 11, 2007
/s/ Michael H. Gray Michael H. Gray	Director	January 11, 2007
/s/ Timothy Harmon Timothy Harmon	Director	January 11, 2007
/s/ Heidi J. Ueberroth Heidi J. Ueberroth	Director	January 11, 2007

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION
2.1	English Translation of the Acquisition Agreement, dated April 12, 2005, between the Company and Mr. Laurent Boix-Vives, Ms. Jeannine Boix-Vives, Ms. Christine Simon, Ms. Sylvie Bernard and SDI Société de Services et Développement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 18, 2005).

2.2	Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

2.3	First Amendment to the Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated May 3, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Registration Rights Agreement for the 6 7/8% Senior Notes due 2015 dated as of July 22, 2005, among Quiksilver, Inc., certain subsidiaries of Quiksilver, Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 25, 2005)

10.2	Purchase Agreement for the 6 7/[8]% Senior Notes due 2015 dated July 14, 2005, among Quiksilver, Inc., certain subsidiaries of Quiksilver, Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005).

10.3	English translation of Subscription Agreement for the 3.231% EUR 50,000,000 notes due July, 2010 dated July 11, 2005 among Skis Rossignol S.A. and certain subsidiaries and Societe Generale Bank & Trust (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005).

10.4	Amended and Restated Credit Agreement, dated as of June 3, 2005, by and among the Company, Quiksilver Americas, Inc., the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger (the “Amended and Restated Credit Agreement”) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

10.5	First Amendment to the Amended and Restated Credit Agreement dated October 28, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005).

10.6	Second Amendment to the Amended and Restated Credit Agreement dated January 17, 2006 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005).

Exhibit
Number	DESCRIPTION
10.7	Third Amendment to the Amended and Restated Credit Agreement dated March 27, 2006.

10.8	Form of Indemnity Agreement between Quiksilver, Inc. and individual directors and officers of Quiksilver, Inc. (1)

10.9	Quiksilver, Inc. Annual Incentive Plan, as restated (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).(1)

10.10	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 28, 2006).(1)

10.11	Quiksilver, Inc. 1996 Stock Option Plan, together with form Stock Option Agreements. (1)

10.12	Quiksilver, Inc. 1998 Nonemployee Directors’ Stock Option Plan, together with form Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).(1)

10.13	Employment Agreement between David Morgan and Quiksilver, Inc. dated December 22, 2006. (1)

10.14	Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 27, 2005).(1)

10.15	Amendment to Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated December 21, 2006. (1)

10.16	Employment Agreement between Bernard Mariette and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 27, 2005).(1)

10.17	Amendment to Employment Agreement between Bernard Mariette and Quiksilver, Inc. dated December 21, 2006. (1)

10.18	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 27, 2005).(1)

10.19	Amendment to Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated December 21, 2006. (1)

10.20	Employment Agreement between Steven L. Brink and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 27, 2005).(1)

10.21	Amendment to Employment Agreement between Steven L. Brink and Quiksilver, Inc. dated December 21, 2006. (1)

10.22	Quiksilver, Inc. Written Description of Nonemployee Director Compensation.(1)

10.23	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).(1)

10.24	Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated January 25, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005).(1)

10.25	Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated December 20, 2006.(1)

10.26	English translation for the Roger Cleveland Shareholders’ Agreement between Quiksilver, Rossignol Ski Company, Inc., Skis Rossignol, S.A., Laurent Boix-Vives, Jeannine Boix-Vives, Christine Simon, Sylvie Bernard and SDI Société Service et Developpement dated April 12, 2005 (incorporated by reference to Exhibit 2.7 of Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on April 18, 2005).

Exhibit
Number	DESCRIPTION
10.27	English Translation of the Service Provision Agreement between Quiksilver, Inc. and Service Expansion International dated April 12, 2005 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005).

10.28	Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2006). (1)

10.29	Standard Form of Restricted Stock Issuance Agreement under the Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2006). (1)

10.30	Amendments to executive officer base salaries effective as of November 1, 2006. (1)

10.31	Fourth Amendment to Amended and Restated Credit Agreement dated December 22, 2006.

21.1	Subsidiaries of Quiksilver, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003

(1)	Management contract or compensatory plan.