Form 10-Q
period 2007-01-31
QUIKSILVER INC
filed 2007-03-12
CIK 805305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
March 5, 2007 was
124,333,679

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
In thousands, except share amounts	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$45,996	$36,834
Trade accounts receivable, less allowances of $30,727 (2007) and $32,840 (2006)	612,865	721,562
Other receivables	36,195	35,324
Income taxes receivable	14,501	—
Inventories	485,287	425,864
Deferred income taxes	85,101	84,672
Prepaid expenses and other current assets	41,494	28,926

Total current assets	1,321,439	1,333,182
Fixed assets, less accumulated depreciation and amortization of $185,652 (2007) and $176,647 (2006)	296,394	282,334
Intangible assets, net	251,503	248,206
Goodwill	517,722	515,710
Other assets	44,574	45,954
Assets held for sale	18,506	21,842

Total assets	$2,450,138	$2,447,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$303,059	$315,891
Accounts payable	253,502	220,177
Accrued liabilities	177,712	201,087
Current portion of long-term debt	25,111	24,621
Income taxes payable	—	2,810

Total current liabilities	759,384	764,586
Long-term debt, net of current portion	679,633	689,690
Deferred income taxes and other long-term liabilities	99,150	100,632

Total liabilities	1,538,167	1,554,908

Minority interest	10,464	11,193
Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 185,000,000; issued shares — 127,182,659 (2007) and 126,401,836 (2006)	1,272	1,264
Additional paid-in capital	284,970	274,488
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	561,534	559,059
Accumulated other comprehensive income	60,509	53,094

Total stockholders’ equity	901,507	881,127

Total liabilities and stockholders’ equity	$2,450,138	$2,447,228

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended January
	31,
In thousands, except per share amounts	2007	2006

Revenues, net	$552,524	$541,142
Cost of goods sold	294,173	292,581

Gross profit	258,351	248,561

Selling, general and administrative expense	239,219	211,305

Operating income	19,132	37,256

Interest expense	15,554	12,591
Foreign currency loss (gain)	1,943	(497)
Minority interest and other income	(1,691)	(1,226)

Income before provision for income taxes	3,326	26,388

Provision for income taxes	851	7,785

Net income	$2,475	$18,603

Net income per share	$0.02	$0.15

Net income per share, assuming dilution	$0.02	$0.15

Weighted average common shares outstanding	123,049	121,434

Weighted average common shares outstanding, assuming dilution	129,234	127,240

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended January 31,
In thousands	2007	2006

Net income	$2,475	$18,603
Other comprehensive income (loss):
Foreign currency translation adjustment	8,531	71
Net unrealized loss on derivative instruments, net of tax of ($539) (2007), ($360) (2006)	(1,116)	(686)

Comprehensive income	$9,890	$17,988

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended January 31,
In thousands	2007	2006

Cash flows from operating activities:
Net income	$2,475	$18,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,511	15,503
Stock-based compensation	4,838	5,760
Provision for doubtful accounts	265	1,134
(Gain) loss on disposal of fixed assets	(209)	100
Foreign currency loss	36	—
Minority interest and equity in earnings	(1,533)	(1,226)
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	117,444	60,583
Other receivables	(511)	9,323
Inventories	(55,037)	(20,330)
Prepaid expenses and other current assets	(12,388)	(6,831)
Other assets	2,013	(3,184)
Accounts payable	31,122	9,574
Accrued liabilities and other long-term liabilities	(30,364)	(13,407)
Income taxes payable	(10,337)	(3,142)

Net cash provided by operating activities	64,325	72,460

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	7,908	—
Capital expenditures	(28,270)	(13,038)
Business acquisitions, net of cash acquired	(2,524)	(13,133)

Net cash used in investing activities	(22,886)	(26,171)

Cash flows from financing activities:
Borrowings on lines of credit	18,972	119,953
Payments on lines of credit	(41,205)	(96,746)
Borrowings on long-term debt	32,088	49,302
Payments on long-term debt	(45,645)	(87,281)
Stock option exercises, employee stock purchases and tax benefit on option exercises	4,708	2,156

Net cash used in financing activities	(31,082)	(12,616)

Effect of exchange rate changes on cash	(1,195)	94

Net increase in cash and cash equivalents	9,162	33,767
Cash and cash equivalents, beginning of period	36,834	75,598

Cash and cash equivalents, end of period	$45,996	$109,365

Supplementary cash flow information:
Cash paid during the period for:
Interest	$10,226	$4,352

Income taxes	$16,007	$14,079

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation
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
Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 2007 and 2006. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2006 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.
2.	New Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard during the three months ended January 31, 2007. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. The Company adopted this standard during the three months ended January 31, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.	Stock Based Compensation
The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment”. The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the three months ended January 31, 2007 and 2006 options were valued assuming a risk-free interest rate of 4.8% and 4.5%, respectively, volatility of 43.2% and 44.9%, respectively, zero dividend yield, and an expected life of 5.6 and 5.2 years, respectively. The weighted average fair value of options granted was $7.35 and $6.32 for the three months ended January 31, 2007 and 2006, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of January 31, 2007, the Company had approximately $27.8 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years. Compensation expense was included as selling, general and administrative expense for the period. The impact on cost of goods sold was not significant.
Changes in shares under option for the three months ended January 31, 2007 are as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Price	Life	Value
Dollar amounts in thousands, except per share amounts
Outstanding, October 31, 2006	18,135,699	$8.61
Granted	1,065,000	15.55
Exercised	(780,823)	6.03		$7,311
Canceled	(99,602)	13.84

Outstanding, January 31, 2007	18,320,274	$9.09	6.29	$96,069

Options exercisable, January 31, 2007	13,054,840	$7.28	5.40	$90,852

Changes in non-vested shares under option for the three months ended January 31, 2007 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2006	6,958,526	$6.29
Granted	1,065,000	7.35
Vested	(2,753,425)	5.87
Canceled	(4,667)	5.17

Non-vested, January 31, 2007	5,265,434	$6.69

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan (the “Restricted Stock Plan”). A total of 1.0 million shares were reserved for issuance under the Restricted Stock Plan. Stock under this plan generally vests over five years and may have certain performance based acceleration features which allow for earlier vesting in the future. Compensation expense is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of January 31, 2007, there had been no acceleration of the amortization period. During the fiscal year ended October 31, 2006, a total of 800,000 shares were issued under the Restricted Stock Plan, there were no forfeitures

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and the Company recognized approximately $0.2 million in related compensation expense. No shares were granted or forfeited under the plan during the three months ended January 31, 2007 and the Company recognized approximately $0.5 million in related compensation expense. As of January 31, 2007, the Company had approximately $8.6 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.5 years.
4.	Inventories
Inventories consist of the following:

	January 31,	October 31,
In thousands	2007	2006

Raw materials	$75,707	$40,951
Work in-process	12,869	12,991
Finished goods	396,711	371,922

	$485,287	$425,864

5.	Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	January 31, 2007			October 31, 2006
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value

Amortizable trademarks	$8,214	$(2,857)	$5,357	$7,965	$(2,659)	$5,306
Amortizable licenses	10,378	(4,324)	6,054	10,332	(4,047)	6,285
Other amortizable intangibles	27,375	(6,363)	21,012	27,379	(5,484)	21,895
Non-amortizable trademarks	219,080	—	219,080	214,720	—	214,720

	$265,047	$(13,544)	$251,503	$260,396	$(12,190)	$248,206

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the three months ended January 31, 2007 and 2006 was $1.5 million and $1.4 million, respectively. Annual amortization expense is estimated to be approximately $5.1 million in the fiscal year ending October 31, 2007, approximately $3.9 million in the fiscal years ending October 31, 2008 through 2010 and approximately $3.7 million in the fiscal year ending October 31, 2011. Goodwill related to the Company’s operating segments is as follows:

	January 31,	October 31,
In thousands	2007	2006

Americas	$129,563	$132,674
Europe	259,980	255,558
Asia/Pacific	128,179	127,478

	$517,722	$515,710

Goodwill increased $2.0 million during the three months ended January 31, 2007, primarily as a result of the effect of foreign currency exchange rates.

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
The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	January 31,	October 31,
In thousands	2007	2006

Foreign currency translation adjustment	$63,572	$55,041
Loss on cash flow hedges and interest rate swaps	(3,063)	(1,947)

	$60,509	$53,094

7.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, winter sports and golf equipment, footwear, accessories and related products. The Company operates in three segments, the Americas, Europe and Asia/Pacific. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information related to the Company’s operating segments is as follows:

	Three months ended January 31,
In thousands	2007	2006

Revenues, net:
Americas	$240,558	$220,718
Europe	253,997	261,152
Asia/Pacific	57,195	58,342
Corporate operations	774	930

	$552,524	$541,142

Gross profit:
Americas	$96,749	$87,782
Europe	135,324	134,708
Asia/Pacific	25,767	25,812
Corporate operations	511	259

	$258,351	$248,561

Operating income:
Americas	$(1,961)	$3,963
Europe	33,733	43,253
Asia/Pacific	(622)	2,968
Corporate operations	(12,018)	(12,928)

	$19,132	$37,256

Identifiable assets:
Americas	$844,663	$732,802
Europe	1,208,953	1,056,223
Asia/Pacific	329,877	303,862
Corporate operations	66,645	57,361

	$2,450,138	$2,150,248

8.	Derivative Financial Instruments
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
Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A gain of $0.5 million was recognized related to these types of contracts during the three months ended January 31, 2007. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of January 31, 2007, the Company was hedging forecasted transactions expected to occur through December 2008. Assuming exchange rates at January 31, 2007 remain constant, $3.1 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 23 months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended January 31, 2007, the Company reclassified into earnings a net loss of $0.7 million resulting from the expiration, sale, termination, or exercise of derivative contracts.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.
A summary of derivative contracts at January 31, 2007 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value

U.S. dollars	$413,389	Feb 2007 - Dec 2008	$(5,829)
British pound	50,049	Feb 2007 - Oct 2007	532
Canadian dollar	3,129	Feb 2007 - May 2007	246
Interest rate swap	27,864	April 2007 - Sept 2009	20

	$494,431		$(5,031)

9.	Business Acquisitions
Effective July 31, 2005, the Company acquired Skis Rossignol SA (“Rossignol”), a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The Company has included the operations of Rossignol in its results since August 1, 2005. The purchase price, excluding transaction costs, included cash of approximately $208.3 million, approximately 2.2 million restricted shares of the Company’s common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. Transaction costs totaled approximately $16.0 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for the five days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35% (currently 6.13%). The mandatory purchase of the remaining Rossignol shares was required under French law as the Company had obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer. The purchase of these shares was completed in the quarter ended October 31, 2005 and the Company now owns 100% of the shares in Rossignol. Upon the future exercise of the Rossignol stock options, the Company will purchase the newly issued             shares from the Rossignol stock option holders, retaining 100% ownership in Rossignol. These Rossignol stock options are treated as variable for accounting purposes and subsequent changes in the value of these stock options are recorded as compensation expense in the Company’s

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
consolidated statement of income. The Company acquired a majority interest in Cleveland Golf when it acquired Rossignol, but certain former owners of Cleveland Golf retained a minority interest of 36.37%. The Company and the minority owners have entered into a put/call arrangement whereby the minority owners of Cleveland Golf can require the Company to buy all of their interest in Cleveland Golf after October 2009 and the Company can buy their interest at its option after April 2012, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profits and the Company’s price-earnings ratio. As a result of the minority interest and put/call arrangement, the Company accounted for Cleveland Golf as a step acquisition. In a step acquisition, where less than 100% of an entity is acquired, only a portion of the fair value adjustments are recorded in the acquiring company’s balance sheet equal to the percentage ownership in the acquired company. Based on this step acquisition accounting, the Company has recorded 63.63% of the fair value adjustments for Cleveland Golf in its balance sheet. Goodwill arises from synergies the Company believes can be achieved by integrating Rossignol’s brands, products and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of customer relationships, patents and athlete contracts with estimated useful lives of twenty, seven and two years, respectively. The acquired trademarks are non-amortizing as they have been determined to have indefinite lives.

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

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (“the Plan”). As of January 31, 2007, the Company had recognized approximately $65.3 million of liabilities related to the Plan. See Note 11 for further description of the Plan.
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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company paid cash of approximately $2.2 million during the three months ended January 31, 2007 which related primarily to acquisitions of certain distributors and retail store locations.
10.	Litigation, Indemnities and Guarantees
The Company has been named in a class action lawsuit that alleges willful violation of the federal Fair and Accurate Credit Transaction Act based upon certain of the Company’s retail stores’ alleged electronic printing of receipts on which appeared more than the last five digits of customers’ credit or debit card number and/or the expiration date of such customers’ credit or debit card. The Company is currently unable to assess the extent of damages, if any, that could be awarded to the plaintiff class if it were to prevail. The Company intends to vigorously defend itself against the claims asserted. No provision has been made in the Company’s financial statements for the three months ended January 31, 2007.
The Company is also involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition or results of operations.
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
11.	Rossignol Integration Plan and Pre-acquisition Restructuring Plan
In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of January 31, 2007 the Company had recognized approximately $65.3 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of the Company’s wintersports equipment sales and distribution operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. As of January 31, 2007, the Company also recognized approximately $1.4 million in inventory impairments relating to the realignment of its European manufacturing facilities. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are not significant and are charged to earnings. Certain land and facilities owned by the acquired company are expected to be sold during the next 12 months in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in France, totaled approximately $18.5 million at January 31, 2007. If the Company has overestimated these integration costs, the excess will reduce goodwill in future periods. If the Company has underestimated these integration costs, additional liabilities recognized will be recorded in earnings.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	and Other	Total

Recorded in purchase price allocation	$3,673	$1,574	$5,247
Adjustment to purchase price allocation tax	17,463	752	18,215
Cash payments tax	(17)	(44)	(61)
Foreign currency translation tax	(83)	(6)	(89)

Balance, October 31, 2005	21,036	2,276	23,312
Adjustment to purchase price allocation tax	36,733	5,130	41,863
Cash payments tax	(14,974)	(2,555)	(17,529)
Foreign currency translation tax	2,689	90	2,779

Balance, October 31, 2006	45,484	4,941	50,425
Cash payments tax	(4,950)	(486)	(5,436)
Foreign currency translation tax	871	327	1,198

Balance, January 31, 2007	$41,405	$4,782	$46,187

Prior to the acquisition of Rossignol, a restructuring plan was announced related to Rossignol’s French manufacturing facilities (“Pre-acquisition Restructuring Plan”). The costs associated with the Pre-acquisition Restructuring Plan consist of termination benefits achieved through voluntary early retirement and voluntary termination of certain employees.
Activity and liability balances recorded as part of the Pre-acquisition Restructuring Plan are as follows:

In thousands	Workforce

Balance, October 31, 2006	$1,587
Cash payments	(225)
Foreign currency translation	30

Balance, January 31, 2007	$1,392

12.	Condensed Consolidating Financial Information
The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of January 31, 2007 and October 31, 2006 and for the three months ended January 31, 2007 and 2006. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Due to the seasonality of the Company’s quarterly operations, management has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2007, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
At January 31, 2007

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(312)	$1,799	$489	$44,020	$—	$45,996
Trade accounts receivable, net	—	178,808	37,237	396,820	—	612,865
Other receivables	1,028	11,918	603	22,646	—	36,195
Income taxes receivable	—	(4,884)	2,027	17,358	—	14,501
Inventories	—	160,497	33,205	291,585	—	485,287
Deferred income taxes	—	15,952	2,349	66,800	—	85,101
Prepaid expenses and other current assets	1,780	11,247	1,577	26,890	—	41,494

Total current assets	2,496	375,337	77,487	866,119	—	1,321,439

Fixed assets, net	6,668	84,276	3,616	201,834	—	296,394
Intangible assets, net	2,482	82,150	3,055	163,816	—	251,503
Goodwill	—	161,260	2,472	353,990	—	517,722
Investment in subsidiaries	561,992	—	—	—	(561,992)	—
Other assets	10,849	16,400	307	17,018	—	44,574
Assets held for sale	—	—	—	18,506	—	18,506

Total assets	$584,487	$719,423	$86,937	$1,621,283	$(561,992)	$2,450,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$57	$4,000	$299,002	$—	$303,059
Accounts payable	2,384	88,802	12,161	150,155	—	253,502
Accrued liabilities	17,176	38,332	5,258	116,946	—	177,712
Current portion of long-term debt	—	4,998	—	20,113	—	25,111
Intercompany balances	74,813	21,391	38,239	(134,443)	—	—

Total current liabilities	94,373	153,580	59,658	451,773	—	759,384

Long-term debt, net of current portion	434,329	123,100	—	122,204	—	679,633
Deferred income taxes and other long-term liabilities	—	26,332	(353)	73,171	—	99,150

Total liabilities	528,702	303,012	59,305	647,148	—	1,538,167

Minority interest	—	10,464	—	—	—	10,464

Stockholders’/invested equity	55,785	405,947	27,632	974,135	(561,992)	901,507

Total liabilities and stockholders’ equity	$584,487	$719,423	$86,937	$1,621,283	$(561,992)	$2,450,138

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
At October 31, 2006

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$1,537	$1,855	$33,434	$—	$36,834
Trade accounts receivable, net	—	205,853	36,987	478,722	—	721,562
Other receivables	1,190	12,593	708	20,833	—	35,324
Inventories	—	144,740	27,122	255,636	(1,634)	425,864
Deferred income taxes	—	14,459	2,349	67,864	—	84,672
Prepaid expenses and other current assets	1,703	9,968	1,953	15,302	—	28,926

Total current assets	2,901	389,150	70,974	871,791	(1,634)	1,333,182

Fixed assets, net	6,343	83,495	3,801	188,695	—	282,334
Intangible assets, net	2,452	79,197	3,150	163,407	—	248,206
Goodwill	—	163,910	2,472	349,328	—	515,710
Investment in subsidiaries	561,992	—	—	—	(561,992)	—
Other assets	10,909	4,730	274	30,041	—	45,954
Assets held for sale	—	3,500	—	18,342	—	21,842

Total assets	$584,597	$723,982	$80,671	$1,621,604	$(563,626)	$2,447,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$209	$—	$315,682	$—	$315,891
Accounts payable	2,303	89,181	3,525	125,168	—	220,177
Accrued liabilities	13,535	43,691	6,085	137,805	(29)	201,087
Current portion of long-term debt	—	4,305	—	20,316	—	24,621
Income taxes payable	—	14,277	1,343	(12,810)	—	2,810
Intercompany balances	72,386	17,351	37,766	(127,503)	—	—

Total current liabilities	88,224	169,014	48,719	458,658	(29)	764,586

Long-term debt, net of current portion	433,701	122,150	—	133,839	—	689,690
Deferred income taxes and other long-term liabilities	—	25,773	(353)	75,212	—	100,632

Total liabilities	521,925	316,937	48,366	667,709	(29)	1,554,908

Minority interest	—	11,193	—	—	—	11,193

Stockholders’/invested equity	62,672	395,852	32,305	953,895	(563,597)	881,127

Total liabilities and stockholders’ equity	$584,597	$723,982	$80,671	$1,621,604	$(563,626)	$2,447,228

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended January 31, 2007

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Consolidated
Revenues, net	$—	$193,191	$20,809	$338,524	$552,524
Cost of goods sold	—	115,017	13,885	165,271	294,173

Gross profit	—	78,174	6,924	173,253	258,351

Selling, general and administrative expense	11,051	77,856	13,819	136,493	239,219

Operating (loss) income	(11,051)	318	(6,895)	36,760	19,132
Interest expense	10,420	1,669	748	2,717	15,554
Foreign currency loss (gain)	684	(297)	—	1,556	1,943
Minority interest and other (income) expense	(1,724)	—	—	33	(1,691)

(Loss) income before provision for income taxes	(20,431)	(1,054)	(7,643)	32,454	3,326
(Benefit) provision for income taxes	(5,230)	(270)	(1,957)	8,308	851

Net (loss) income	$(15,201)	$(784)	$(5,686)	$24,146	$2,475

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended January 31, 2006

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
Revenues, net	$13	$189,490	$23,512	$337,610	$(9,483)	$541,142
Cost of goods sold	—	115,346	13,710	171,289	(7,764)	292,581

Gross profit	13	74,144	9,802	166,321	(1,719)	248,561
Selling, general and administrative expense	11,990	66,727	14,533	119,698	(1,643)	211,305

Operating (loss) income	(11,977)	7,417	(4,731)	46,623	(76)	37,256
Interest expense	9,135	1,115	708	1,633	—	12,591
Foreign currency loss (gain)	89	96	—	(682)	—	(497)
Minority interest and other income	(1,226)	—	—	—	—	(1,226)

(Loss) income before provision for income taxes	(19,975)	6,206	(5,439)	45,672	(76)	26,388
(Benefit) provision for income taxes	(5,893)	1,831	(2,068)	13,915	—	7,785

Net (loss) income	$(14,082)	$4,375	$(3,371)	$31,757	$(76)	$18,603

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended January 31, 2007

				Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(15,201)	$(784)	$(5,686)	$24,146	$2,475
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54	4,887	488	11,082	16,511
Stock-based compensation	4,838	—	—	—	4,838
Provision for doubtful accounts	—	823	716	(1,274)	265
Gain on sale of fixed assets	—	—	—	(209)	(209)
Foreign currency loss	10	—	—	26	36
Minority interest and equity in earnings	—	(1,861)	—	328	(1,533)
Changes in operating assets and liabilities:
Trade accounts receivable	—	29,768	(966)	88,642	117,444
Other receivables	162	885	106	(1,664)	(511)
Inventories	—	(16,693)	(6,083)	(32,261)	(55,037)
Prepaid expenses and other current assets	(77)	(1,294)	375	(11,392)	(12,388)
Other assets	60	231	(33)	1,755	2,013
Accounts payable	81	(36)	8,636	22,441	31,122
Accrued liabilities	3,799	(3,129)	(827)	(30,207)	(30,364)
Income taxes payable	—	(4,230)	(3,370)	(2,737)	(10,337)

Net cash (used in) provided by operating activities	(6,274)	8,567	(6,644)	68,676	64,325

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	4,463	—	3,445	7,908
Capital expenditures	(409)	(10,367)	(208)	(17,286)	(28,270)
Business acquisitions, net of cash acquired	(264)	—	—	(2,260)	(2,524)

Net cash used in investing activities	(673)	(5,904)	(208)	(16,101)	(22,886)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	4,000	14,972	18,972
Payments on lines of credit	—	(153)	—	(41,052)	(41,205)
Borrowings on long-term debt	—	30,750	—	1,338	32,088
Payments on long-term debt	—	(29,107)	—	(16,538)	(45,645)
Stock option exercises, employee stock purchase and tax benefit on option exercises	4,708	—	—	—	4,708
Intercompany	1,919	(3,503)	1,486	98	—

Net cash provided by (used in) financing activities	6,627	(2,013)	5,486	(41,182)	(31,082)

Effect of exchange rate changes on cash		(388)		(807)	(1,195)

Net (decrease) increase in cash and cash equivalents	(320)	262	(1,366)	10,586	9,162
Cash and cash equivalents, beginning of period	8	1,537	1,855	33,434	36,834

Cash and cash equivalents, end of period	$(312)	$1,799	$489	$44,020	$45,996

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended January 31, 2006

				Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,082)	$4,375	$(3,371)	$31,681	$18,603
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	120	4,633	526	10,224	15,503
Stock-based compensation	5,760	—	—	—	5,760
Provision for doubtful accounts	—	(679)	181	1,632	1,134
Loss on sale of fixed assets	—	4	—	96	100
Minority interest and equity in earnings	(1,226)	—	—	—	(1,226)
Changes in operating assets and liabilities:
Trade accounts receivable	—	30,839	(1,070)	30,814	60,583
Other receivables	201	3,495	—	5,627	9,323
Inventories	—	(574)	(8,628)	(11,128)	(20,330)
Prepaid expenses and other current assets assets	85	(2,450)	815	(5,281)	(6,831)
Other assets	(253)	(192)	—	(2,739)	(3,184)
Accounts payable	(115)	(25,776)	1,135	34,330	9,574
Accrued liabilities	923	(1,627)	(1,310)	(11,393)	(13,407)
Income taxes payable	—	(922)	(2,096)	(124)	(3,142)

Net cash (used in) provided by operating activities	(8,587)	11,126	(13,818)	83,739	72,460

Cash flows from investing activities:
Capital expenditures	(1,011)	(4,163)	(711)	(7,153)	(13,038)
Business acquisitions, net of cash acquired	(1,972)	—	—	(11,161)	(13,133)

Net cash used in investing activities	(2,983)	(4,163)	(711)	(18,314)	(26,171)

Cash flows from financing activities:
Borrowings on lines of credit	—	5,154	4,000	110,799	119,953
Payments on lines of credit	—	(6,062)	(1,000)	(89,684)	(96,746)
Borrowings on long-term debt	(1,267)	22,600	—	27,969	49,302
Payments on long-term debt	—	(309)	(4,327)	(82,645)	(87,281)
Stock option exercises, employee stock purchase and tax benefit on option exercises	2,156	—	—	—	2,156
Intercompany	9,843	(37,081)	16,368	10,870	—

Net cash provided by (used in) financing activities	10,732	(15,698)	15,041	(22,691)	(12,616)

Effect of exchange rate changes on cash	87	(711)	—	718	94

Net (decrease) increase in cash and cash equivalents	(751)	(9,446)	512	43,452	33,767
Cash and cash equivalents, beginning of period	1,177	20,816	986	52,619	75,598

Cash and cash equivalents, end of period	$426	$11,370	$1,498	$96,071	$109,365

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED BALANCE SHEETS

	January 31,	October 31,
In thousands (except share amounts)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$489	$1,855
Accounts receivable, less allowance for bad debts of $937 (2007) and $1,000 (2006)	37,237	36,987
Income tax receivable	2,027	—
Inventories	33,205	27,122
Deferred income taxes	2,349	2,349
Prepaid expenses and other current assets	2,180	2,661
Due from affiliates	6,174	8,591

Total current assets	83,661	79,565

Equipment and leasehold improvements, less accumulated depreciation and amortization of $6,375 (2007) and $6,036 (2006)	3,616	3,801
Other intangible assets, net	3,055	3,150
Goodwill	2,472	2,472
Deferred income taxes	353	353
Other assets	307	274

Total assets	$93,464	$89,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,000	$—
Accounts payable	12,161	3,525
Accrued payroll and benefits	2,305	2,677
Other accrued expenses	2,953	3,408
Due to affiliates	1,413	1,357
Income taxes payable	—	1,343

Total current liabilities	22,832	12,310

Long-term debt:
Due to affiliates	43,000	45,000

Total liabilities	65,832	57,310

Stockholders’ equity:
Common stock no par value — 500,000 shares authorized; 290,224 shares issued and outstanding	22,000	22,000
Retained earnings	5,632	10,305

Total stockholders’ equity	27,632	32,305

Total liabilities and stockholders’ equity	$93,464	$89,615

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended January 31,
In thousands	2007	2006

Revenues, net	$20,809	$23,512
Cost of goods sold	13,885	13,710

Gross profit	6,924	9,802

Selling, general, and administrative expense	13,819	14,522

Operating loss	(6,895)	(4,720)

Interest expense	748	708
Other expense	—	11

Loss before benefit from income taxes	(7,643)	(5,439)

Benefit from income taxes	(2,970)	(2,068)

Net loss and comprehensive loss	$(4,673)	$(3,371)

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
In thousands	2007	2006

Cash flows from operating activities:
Net loss	$(4,673)	$(3,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	488	526
Changes in assets and liabilities:
Accounts receivable, net	(250)	(889)
Inventories	(6,083)	(8,628)
Prepaid expenses and other current assets	481	815
Other assets	(33)	—
Accounts payable	8,636	1,135
Due from affiliates and due to affiliates	2,473	368
Accrued expenses	(827)	(1,310)
Income taxes payable	(3,370)	(2,096)

Net cash used in operating activities	(3,158)	(13,450)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(208)	(711)

Net cash used in investing activities	(208)	(711)

Cash flows from financing activities:
Proceeds from line of credit	4,000	4,000
Payments on line of credit	—	(1,000)
Proceeds from affiliate loans	8,000	16,000
Payments of affiliate loans	(10,000)	—
Payments of long-term debt	—	(4,327)

Net cash provided by financing activities	2,000	14,673

Net (decrease) increase in cash	(1,366)	512
Cash, beginning of period	1,855	986

Cash, end of period	$489	$1,498

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$824	$206

Taxes	$400	$—

See notes to condensed financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1.	Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.
Roger Cleveland Golf Company, Inc. (the “Company”) manufactures, markets, and distributes golf clubs and related accessories. The Company is owned 64% by certain subsidiaries of Quiksilver, Inc. (the “Parent”) and 36% by a group of individuals. The Parent acquired its majority interest in the Company on July 31, 2005, and as a result, the financial statements do not include financial statements for any periods prior to July 31, 2005. The Parent’s new basis is not reflected in the accompanying financial statements as these financial statements have been prepared on the carryover basis of accounting.
The Parent has $400 million in publicly registered senior notes. In July 2006, the Company became a guarantor subsidiary of these senior notes, fully and unconditionally guaranteeing the senior note indebtedness of the Parent. Accordingly, the accompanying financial statements are being included in the Parent’s Form 10-Q in accordance with the SEC’s Regulation S-X, Rule 3-10.
2.	New Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard during the three months ended January 31, 2007. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. The Company adopted this standard during the three months ended January 31, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
3.	Intangible Assets
The Company’s amortizing intangible assets consist of the following:

	January 31, 2007			October 31, 2006
	Gross	Amorti-		Gross	Amorti-
In thousands	Amount	zation	Net	Amount	zation	Net

Tradenames and trademarks	$3,100	$(740)	$2,360	$3,100	$(689)	$2,411
Patents	1,694	(1,448)	246	1,643	(1,371)	272
Customer relationships	700	(251)	449	700	(233)	467

	$5,494	$(2,439)	$3,055	$5,443	$(2,293)	$3,150

Amortization expense of intangible assets for the three-months ended January 31, 2007 and 2006 was approximately $0.1 million and $0.2 million, respectively. Annual amortization expense for fiscal year ending October 31, 2007 is estimated to be $0.6 million. Annual amortization expense for fiscal years ending October 31, 2008 through 2011 is estimated to be $0.3 million.
4.	Inventories

Inventories consist of the following:

	January 31,	October 31,
In thousands	2007	2006

Raw materials	$15,813	$12,287
Work in process	306	41
Finished goods	17,086	14,794

	$33,205	$27,122

5.	Related Party Transactions
Amounts due to affiliates consist of the following:

	January 31,	October 31,
In thousands	2007	2006

Affiliated debt due to Quiksilver Americas, Inc.	$43,000	$45,000
Amounts due to Parent and other Parent subsidiaries	1,413	1,357
Amounts due from Parent and other Parent subsidiaries	(6,174)	(8,591)

	$38,239	$37,766

Interest expense on borrowings from Quiksilver Americas, Inc. was approximately $0.7 million and $0.6 million for the three months ended January 31, 2007 and 2006, respectively. The weighted average interest rate on these borrowings was 6.75% at January 31, 2007. This interest rate corresponds to the rate at which Quiksilver Americas, Inc. borrowed these funds, on the Company’s behalf, under the shared credit facility. Sales to Quiksilver, Inc. subsidiaries amounted to $4.0 million and $3.4 million for the three months ended January 31, 2007 and 2006, respectively.

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6.	Indemnities, Commitments, and Guarantees
During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales, and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California; and (v) certain real estate leases under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. In addition, the Company has made a contractual commitment to an employee providing for severance payments upon the occurrence of certain prescribed events. The duration of these indemnities, commitments, and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments, and guarantees in the accompanying balance sheets.

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2006 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offering expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept, Boardriders Clubs, which display the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In May 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear. Brand building has been a key to our growth, and we have always maintained our roots in the boardriding lifestyle. In July 2005, we acquired Skis Rossignol, S.A., a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The acquisition was effective July 31, 2005, and we have included the operations of Rossignol in our results since August 1, 2005. Today our products are sold throughout the world, primarily in surf shops, snow shops, skate shops and specialty stores.
Since we acquired Rossignol, our business has become more seasonal. Our revenues and operating profits are generally higher in August through December, which affect our consolidated quarterly results.
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
We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. If we are unable to remain competitive and maintain our consumer loyalty, our business will be negatively affected. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, engineers, technicians, researchers, merchandisers, pattern makers and contractors. Our team and the heritage and current strength of our brands has helped us remain competitive in our markets. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplace and competitive in the areas of quality, brand image, technical specifications, distribution methods, price, customer service and intellectual property protection.
Results of Operations
The table below shows the components in our statements of income and other data as a percentage of revenues:

	Three Months Ended January 31,
Statement of Income data	2007	2006

Revenues, net	100.0%	100.0%
Gross profit	46.8	45.9
Selling, general and administrative expense	43.3	39.0

Operating income	3.5	6.9
Interest expense	2.8	2.3
Foreign currency, minority interest and other expense (income)	0.1	(0.3)

Income before provision for income taxes	0.6%	4.9%

Other data
EBITDA (1)	7.3%	11.1%

(1)	EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, and (iv) non-cash stock based compensation expense. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the effect of non-cash stock based compensation expense. We believe it is useful to investors for the same reasons. EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets and the effect of non-cash compensation expense. Following is a reconciliation of net income to EBITDA:

	Three Months Ended January 31,
	2007	2006
Net income	$2,475	$18,603
Provision for income taxes	851	7,785
Interest expense	15,554	12,591
Depreciation and amortization	16,511	15,503
Non-cash stock compensation expense	4,838	5,760

EBITDA	$40,229	$60,242

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006
Our total net revenues for the three months ended January 31, 2007 increased 2% to $552.5 million from $541.1 million in the comparable period of the prior year. Revenues in the Americas increased 9% to $240.6 million for the three months ended January 31, 2007 from $220.7 million in the comparable period of the prior year, and European revenues decreased 3% to $254.0 million from $261.2 million for those same periods. As measured in euros, Quiksilver Europe’s primary functional currency, revenues in the current year’s quarter decreased 11% compared to the same period in the prior year. Asia/Pacific revenues decreased 2% to $57.2 million for the three months ended January 31, 2007 from $58.3 million for the three months ended January 31, 2006. As measured in Australian dollars, Quiksilver Asia/Pacific’s primary functional currency, revenues decreased 9% for the three months ended January 31, 2007 compared to the three months ended January 31, 2006.

Our net revenues can be categorized into two general classifications: apparel brands and equipment brands. Our apparel brand revenue classification includes Quiksilver, Roxy, DC and our other apparel brands of Hawk, Gotcha, Raisins, Leilani and Radio Fiji. Quiksilver includes the categories of Quiksilver Young Men’s, Boys, Toddlers, Infants and Quiksilveredition. Roxy includes the categories of Roxy, Roxy Girl, Teenie Wahine, Toddlers and Infants. DC includes DC and DC Womens. Our equipment brand revenue classification includes our Rossignol and other wintersports brands, comprising Rossignol, Dynastar, Look, Lange, Kerma, Lib Technologies, Gnu and Bent Metal, along with our golf brands of Cleveland Golf, Never Compromise and Fidra.
Our apparel brand revenues for the three months ended January 31, 2007 increased 17% to $409.9 million from $349.2 million for the three months ended January 31, 2006. This increase resulted from strength in our Quiksilver, Roxy and DC brands. Other apparel brand revenues were flat compared to the first quarter of fiscal 2006. Quiksilver brand revenue growth came primarily in the Quiksilver Young Men’s category and, to a lesser extent, the Boys category. Roxy’s growth came primarily from its sportswear product line and, to a lesser extent, from its accessories and footwear product lines. DC’s growth was primarily in its footwear product line. Our equipment brand revenues decreased 26% during the three months ended January 31, 2007 to $141.9 million from $191.0 million for the three months ended January 31, 2006. The substantial majority of this decrease came from Rossignol and our other wintersports brands. We shipped earlier during the current winter season compared to the year before, which resulted in higher revenues in the fourth quarter of our last full fiscal year ended October 31, 2006 compared to the comparable period of the prior year and lower revenues in the three months ended January 31, 2007 compared to the comparable period of the prior year. Our wintersports brand revenues also decreased compared to the previous year as market demand was significantly lower this winter due to the lack of snowfall in many parts of Europe and the United States. As a result, we are experiencing lower than normal in-season demand for wintersports equipment, which is expected to reduce the profit on sales of these products during the spring and summer seasons. In addition, preorders for the upcoming 2007/2008 winter season are expected to be lower than normal.
Our net revenues by classification and segment were as follows:

	Three Months Ended January 31,
	2007			2006
		Equip-			Equip-
	Apparel	ment		Apparel	ment
In thousands	Brands	Brands	Total	Brands	Brands	Total
Americas	$197,037	$43,521	$240,558	$168,670	$52,048	$220,718
Europe	161,450	92,547	253,997	134,631	126,521	261,152
Asia/Pacific	51,383	5,812	57,195	45,918	12,424	58,342
Corporate operations	—	—	774	—	—	930

	$409,870	$141,880	$552,524	$349,219	$190,993	$541,142

In the Americas, our apparel brand revenues for the three months ended January 31, 2007 increased 17%, while our equipment brand revenues decreased 16% compared to the three months ended January 31, 2006. In Europe, our apparel brand revenues for the three months ended January 31, 2007 increased 20%, while our equipment brand revenues decreased 27% compared to the three months ended January 31, 2006. In Asia/Pacific, our apparel brand revenues for the three months ended January 31, 2007 increased 12%, while our equipment brand revenues decreased 53% compared to the three months ended January 31, 2006.
Our consolidated gross profit margin for the three months ended January 31, 2007 increased to 46.8% from 45.9% in the comparable period of the prior year. The Americas’ gross profit margin increased to 40.2% from 39.8%, while the European gross profit margin increased to 53.3% from 51.6%, and the Asia/Pacific gross profit margin increased to 45.1% from 44.2% for those same periods. The increase in the Americas’ gross profit margin was due primarily to higher gross margins generated by our apparel brand revenues, which was largely offset by a decline in the gross margins generated by our equipment brands. Our European gross profit margin increased primarily from improved manufacturing efficiencies in our wintersports equipment. In Asia/Pacific, the gross profit margin increase was primarily due to the decline in revenues from our equipment brands. This effect more than offset the decline in our apparel brands gross margins.

Our selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2007 increased 13% to $239.2 million from $211.3 million in the comparable period of the prior year. Americas’ SG&A increased 18% to $98.7 million from $83.8 million in the comparable period of the prior year, while European SG&A increased 11% to $101.6 million from $91.5 million, and Asia/Pacific SG&A increased 16% to $26.4 million from $22.8 million for those same periods. As a percentage of revenues, SG&A increased to 43.3% for the three months ended January 31, 2007 from 39.0% for the three months ended January 31, 2006. The ratio of SG&A compared to net revenues increased across all three of our operating segments as our Rossignol and other wintersports equipment brand revenues decreased, while SG&A expenses in our wintersports equipment brands remained consistent with the comparable period of the prior year.
Interest expense for the three months ended January 31, 2007 increased to $15.6 million from $12.6 million in the comparable period of the prior year. This increase was primarily due to higher borrowing levels on our lines of credit to finance increased working capital needs and, to a lesser extent, higher interest rates on our variable-rate debt in Europe and the United States.
Our foreign currency loss amounted to $1.9 million for the three months ended January 31, 2007 compared to a gain of $0.5 million in the comparable period of the prior year. This loss resulted primarily from the foreign currency contracts we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars.
The effective income tax rate for the three months ended January 31, 2007, which is based on current estimates of the annual effective income tax rate, decreased to 25.6% from 29.5% in the comparable period of the prior year. This improvement resulted primarily from a higher net benefit from foreign tax credits.
Net income for the three months ended January 31, 2007 amounted to $2.5 million or $0.02 per share on a diluted basis compared to $18.6 million or $0.15 per share on a diluted basis in the comparable period of the prior year. Basic net income per share also decreased to $0.02 per share for the three months ended January 31, 2007 from $0.15 per share in the comparable period of the prior year. EBITDA decreased 33% to $40.2 million from $60.2 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of senior notes to fund a portion of the purchase price of our Rossignol acquisition and to refinance certain existing indebtedness.
Cash Flows
We generated $64.3 million of cash from operating activities in the three months ended January 31, 2007 compared to $72.5 million in the three months ended January 31, 2006. This $8.2 million decrease in cash provided was primarily due to changes in accounts receivable and inventories net of changes in accounts payable. During the three months ended January 31, 2007, the decrease in trade accounts receivable generated cash of $117.4 million compared to $60.6 million in the comparable period of the prior year, an increase in cash provided of $56.8 million. The increase in inventories net of the increase in accounts payable used cash of $23.9 million in the three months ended January 31, 2007 compared to $10.8 million used in the comparable period of the prior year, a net decrease in cash provided of $13.1 million. The remaining change results from the decrease in cash provided by net income adjusted for non-cash expenses of $17.5 million and other working capital changes of $34.4 million.
Capital expenditures totaled $28.3 million for the three months ended January 31, 2007, compared to $13.0 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer, warehouse and manufacturing equipment. We used $2.5 million in cash for acquisitions which relates primarily to acquisitions of certain distributors and retail store locations.

During the three months ended January 31, 2007, net cash used in financing activities totaled $31.1 million, compared to cash used of $12.6 million in the comparable period of the prior year. Borrowings increased as we generated less cash from our operating activities.
The net increase in cash and cash equivalents for the three months ended January 31, 2007 was $9.2 million compared to $33.8 million in the comparable period of the prior year. Cash and cash equivalents totaled $46.0 million at January 31, 2007 compared to $36.8 million at October 31, 2006, while working capital was $562.1 million at January 31, 2007 compared to $568.6 million at October 31, 2006. We believe our current cash balances, cash flows and credit facilities are adequate to cover our seasonal working capital and other operating requirements for the foreseeable future, and that increases in our credit facilities or other financing can be obtained if needed to fund future growth.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 15% to $612.9 million at January 31, 2007 from $721.6 million at October 31, 2006. Accounts receivable in the Americas decreased 15% to $255.1 million at January 31, 2007 from $298.5 million at October 31, 2006, while European accounts receivable decreased 11% to $297.4 million from $335.5 million, and Asia/Pacific accounts receivable decreased 31% to $60.4 million from $87.6 million for those same periods. Compared to January 31, 2006, accounts receivable increased 10% in the Americas, 17% in Europe and 24% in Asia/Pacific. The increase in accounts receivable compared to January 31, 2006 across all three segments primarily relates to higher revenues and the timing of shipments. Included in accounts receivable are approximately $41.6 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately 10 days at January 31, 2007 compared to January 31, 2006. We had lower average days sales outstanding in our apparel brands, but this was more than offset by higher average days sales outstanding in our equipment brands related primarily to the timing of shipments of our wintersports products. The lower level of wintersports equipment revenues during the three months ended January 31, 2007 does not result in a comparable decrease in accounts receivable because the majority of wintersports brands receivables are collected during our second quarter ending April 30.
Consolidated inventories increased 14% to $485.3 million at January 31, 2007 from $425.9 million at October 31, 2006. Inventories in the Americas increased 10% to $213.5 million from $194.1 million at October 31, 2006, while European inventories increased 21% to $212.7 million from $176.3 million, and Asia/Pacific inventories increased 7% to $59.1 million from $55.5 million for those same periods. Compared to January 31, 2006, inventories increased 26% in the Americas, 13% in Europe and 23% in Asia/Pacific. Changes in foreign currency exchange rates resulted in an approximately $15 million increase in inventories compared to January 31, 2006. The remainder of the increase relates primarily to an earlier delivery schedule for spring product, additional company-owned retail stores and higher levels of current season inventories for our wintersports equipment brands. Consolidated average annual inventory turnover was approximately 2.8 at January 31, 2007 compared to approximately 3.4 at January 31, 2006.
Commitments
In connection with the acquisition of Rossignol, we have formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of October 31, 2006, we had recognized $65.3 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of our wintersports equipment sales and distribution operations in the United States. As of January 31, 2007, we have paid approximately $23.0 million related to these integration activities. If we have overestimated our integration costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized will be recorded in earnings. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations are not significant and are charged to earnings. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, totaled approximately $18.5 million at January 31, 2007.

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
Stock-Based Compensation Expense
We account for stock-based compensation expense using the fair value recognition provisions of SFAS 123(R), “Share-Based Payment”. Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award.
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

New Accounting Pronouncements
See Note 2 — New Accounting Pronouncements for a discussion of pronouncements that may affect our future financial reporting.
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
European revenues decreased 11% in euros during the three months ended January 31, 2007 compared to the three months ended January 31, 2006. As measured in U.S. dollars and reported in our consolidated statements of income, European revenues decreased 3% as a result of a weaker U.S. dollar versus the euro in comparison to the prior year.
Asia/Pacific revenues decreased 9% in Australian dollars during the three months ended January 31, 2007 compared to the three months ended January 31, 2006. As measured in U.S. dollars and reported in our consolidated statements of income, Asia/Pacific revenues decreased 2% as a result of a weaker U.S. dollar versus the Australian dollar in comparison to the prior year.
Our other foreign currency and interest rate risks are discussed in our Annual Report on Form 10-K for the year ended October 31, 2006 in Item 7A.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2007.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On February 27, 2007, a purported class action captioned Burnis L. Simon, Jr. v. Quicksilver, Inc. (sic), Case No. CV07-01326, was filed against us in the United States District Court for the Central District of California. We have not been served with the complaint. The complaint alleges willful violation of the federal Fair and Accurate Credit Transaction Act (“FACTA”) based upon certain of our retail stores’ alleged electronic printing of receipts on which appeared more than the last five digits of customers’ credit or debit card number and/or the expiration of such customers’ credit or debit card. The complaint seeks statutory damages of not less than $100 and not more than $1,000 for each violation, as well as unspecified punitive damages, attorneys’ fees and a permanent injunction from further engaging in violations of FACTA. The complaint does not allege that any class member has suffered actual damages. Similar complaints have recently been filed against a number of other retailers. We intend to vigorously defend against the claims asserted. However, the results of any litigation are inherently uncertain and we cannot assure that we will be able to successfully defend against such claims. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to the plaintiff class if it were to prevail.
Item 6. Exhibits
(a) Exhibits
2.1	English Translation of the Acquisition Agreement, dated April 12, 2005, between the Company and Mr. Laurent Boix-Vives, Ms. Jeannine Boix-Vives, Ms. Christine Simon, Ms. Sylvie Bernard and SDI Société de Services et Développement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 18, 2005).

2.2	Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

2.3	First Amendment to the Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated May 3, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Employment Agreement between David Morgan and Quiksilver, Inc. dated December 22, 2006 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.2	Amendment to Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.3	Amendment to Employment Agreement between Bernard Mariette and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.4	Amendment to Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.5	Amendment to Employment Agreement between Steven L. Brink and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.6	Quiksilver, Inc. Written Description of Nonemployee Director Compensation (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.7	Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated December 20, 2006 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.8	Amendments to executive officer base salaries effective as of November 1, 2006 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.9	Fourth Amendment to Amended and Restated Credit Agreement dated December 22, 2006 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

(1)	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

March 12, 2007	/s/ Steven L. Brink
Steven L. Brink
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Exhibit Index
(a) Exhibits
2.1	English Translation of the Acquisition Agreement, dated April 12, 2005, between the Company and Mr. Laurent Boix-Vives, Ms. Jeannine Boix-Vives, Ms. Christine Simon, Ms. Sylvie Bernard and SDI Société de Services et Développement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 18, 2005).

2.2	Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

2.3	First Amendment to the Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated May 3, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Employment Agreement between David Morgan and Quiksilver, Inc. dated December 22, 2006 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.2	Amendment to Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.3	Amendment to Employment Agreement between Bernard Mariette and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.4	Amendment to Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.5	Amendment to Employment Agreement between Steven L. Brink and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.6	Quiksilver, Inc. Written Description of Nonemployee Director Compensation (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.7	Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated December 20, 2006 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.8	Amendments to executive officer base salaries effective as of November 1, 2006 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).(1)

10.9	Fourth Amendment to Amended and Restated Credit Agreement dated December 22, 2006 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on January 12, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

(1)	Management contract or compensatory plan.