Form 10-Q
period 2007-04-30
QUIKSILVER INC
filed 2007-06-11
CIK 805305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
June 4, 2007 was 124,493,814

QUIKSILVER, INC.
FORM 10-Q
INDEX

QUIKSILVER, INC.
FORM 10-Q
INDEX — Continued

Page No.
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 6. Exhibits	45

SIGNATURES	46
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,
In thousands, except per share amounts	2007	2006

Revenues, net	$603,799	$516,928
Cost of goods sold	332,936	282,438

Gross profit	270,863	234,490

Selling, general and administrative expense	262,082	215,838

Operating income	8,781	18,652

Interest expense	14,789	11,949
Foreign currency loss (gain)	1,473	(496)
Minority interest and other expense	(457)	1,637

(Loss) income before (benefit) provision for income taxes	(7,024)	5,562

(Benefit) provision for income taxes	(2,224)	1,833

Net (loss) income	$(4,800)	$3,729

Net (loss) income per share	$(0.04)	$0.03

Net (loss) income per share, assuming dilution	$(0.04)	$0.03

Weighted average common shares outstanding —	123,596	122,018

Weighted average common shares outstanding, assuming dilution	123,596	127,790

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended April 30,
In thousands	2007	2006

Net (loss) income	$(4,800)	$3,729
Other comprehensive income (loss):
Foreign currency translation adjustment	48,293	26,258
Net unrealized loss on derivative instruments, net of tax of $(4,971) (2007), $(1,894) (2006)	(10,175)	(3,883)

Comprehensive income	$33,318	$26,104

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended April 30,
In thousands, except per share amounts	2007	2006

Revenues, net	$1,156,323	$1,058,070
Cost of goods sold	627,109	575,019

Gross profit	529,214	483,051

Selling, general and administrative expense	501,301	427,143

Operating income	27,913	55,908

Interest expense	30,343	24,540
Foreign currency loss (gain)	3,416	(993)
Minority interest and other expense	(2,148)	411

(Loss) income before (benefit) provision for income taxes	(3,698)	31,950

(Benefit) provision for income taxes	(1,373)	9,618

Net (loss) income	$(2,325)	$22,332

Net (loss) income per share	$(0.02)	$0.18

Net (loss) income per share, assuming dilution	$(0.02)	$0.18

Weighted average common shares outstanding	123,323	121,721

Weighted average common shares outstanding, assuming dilution	123,323	127,479

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six months ended April 30,
In thousands	2007	2006

Net (loss) income	$(2,325)	$22,332
Other comprehensive income (loss):
Foreign currency translation adjustment	56,824	26,329
Net unrealized loss on derivative instruments, net of tax of $(5,510) (2007), $(2,255) (2006)	(11,291)	(4,569)

Comprehensive income	$43,208	$44,092

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
In thousands, except share amounts	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$64,455	$36,834
Trade accounts receivable, less allowances of $34,339 (2007) and $32,840 (2006)	603,650	721,562
Other receivables	42,885	35,324
Inventories	463,313	425,864
Deferred income taxes	93,281	84,672
Prepaid expenses and other current assets	34,459	28,926

Total current assets	1,302,043	1,333,182

Fixed assets, less accumulated depreciation and amortization of $203,595 (2007) and $176,647 (2006)	313,756	282,334
Intangible assets, net	255,529	248,206
Goodwill	547,377	515,710
Other assets	42,741	45,954
Assets held for sale	19,494	21,842

Total assets	$2,480,940	$2,447,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$268,500	$315,891
Accounts payable	226,728	220,177
Accrued liabilities	163,980	201,087
Current portion of long-term debt	26,108	24,621
Income taxes payable	748	2,810

Total current liabilities	686,064	764,586

Long-term debt, net of current portion	745,857	689,690
Deferred income taxes and other long-term liabilities	98,463	100,632

Total liabilities	1,530,384	1,554,908

Minority interest	10,072	11,193

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 185,000,000; issued shares — 127,352,347 (2007) and 126,401,836 (2006)	1,274	1,264
Additional paid-in capital	290,627	274,488
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	556,734	559,059
Accumulated other comprehensive income	98,627	53,094

Total stockholders’ equity	940,484	881,127

Total liabilities and stockholders’ equity	$2,480,940	$2,447,228

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,
In thousands	2007	2006

Cash flows from operating activities:
Net (loss) income	$(2,325)	$22,332
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34,116	31,352
Stock-based compensation	9,147	11,324
Provision for doubtful accounts	4,540	3,210
Gain on disposal of fixed assets	(514)	(19)
Foreign currency loss (gain)	903	(256)
Minority interest and equity in earnings	(1,723)	911
Changes in operating assets and liabilities, net of the effect from business acquisitions:
Trade accounts receivable	141,389	128,592
Other receivables	(5,787)	1,003
Inventories	(17,056)	(2,044)
Prepaid expenses and other current assets	(4,693)	(2,561)
Other assets	4,333	(3,377)
Accounts payable	(3,196)	(20,494)
Accrued liabilities and other long-term liabilities	(41,446)	(34,701)
Income taxes payable	(1,573)	(21,129)

Net cash provided by operating activities	116,115	114,143

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	10,471	—
Capital expenditures	(53,544)	(42,736)
Business acquisitions, net of cash acquired	(34,138)	(28,447)

Net cash used in investing activities	(77,211)	(71,183)

Cash flows from financing activities:
Borrowings on lines of credit	45,258	137,932
Payments on lines of credit	(105,164)	(174,759)
Borrowings on long-term debt	104,262	116,014
Payments on long-term debt	(59,735)	(107,367)
Stock option exercises, employee stock purchases and tax benefit on option exercises	7,000	4,666

Net cash used in financing activities	(8,379)	(23,514)

Effect of exchange rate changes on cash	(2,904)	1,774

Net increase in cash and cash equivalents	27,621	21,220
Cash and cash equivalents, beginning of period	36,834	75,598

Cash and cash equivalents, end of period	$64,455	$96,818

Supplementary cash flow information:
Cash paid (received) during the period for:
Interest	$31,120	$23,712

Income taxes	$(1,926)	$32,859

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

Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2007 and 2006. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2006 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

For the three and six months ended April 30, 2007, the potential dilutive effect of common stock equivalents was not included in the weighted average shares for the computation of diluted earnings per share, as the effect was antidilutive.

2.	New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard during the six months ended April 30, 2007. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. The Company adopted this standard during the six months ended April 30, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ending October 31, 2009. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect that the adoption of SFAS No. 159 will have on its consolidated financial statements.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment”. The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the six months ended April 30, 2007 and 2006, options were valued assuming a risk-free interest rate of 4.8% and 4.5%, respectively, volatility of 43.1% and 44.9%, respectively, zero dividend yield, and an expected life of 5.6 and 5.2 years, respectively. The weighted average fair value of options granted was $7.19 and $6.32 for the six months ended April 30, 2007 and 2006, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of April 30, 2007, the Company had approximately $16.4 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years. Compensation expense was included as selling, general and administrative expense for the period.

Changes in shares under option for the six months ended April 30, 2007 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value

Outstanding, October 31, 2006	18,135,699	$8.61
Granted	1,212,051	15.25
Exercised	(960,511)	5.88		$8,517
Canceled	(182,852)	12.92

Outstanding, April 30, 2007	18,204,387	$9.15	6.1	$83,054

Options exercisable, April 30, 2007	12,970,902	$7.33	5.2	$79,832

Changes in non-vested shares under option for the six months ended April 30, 2007 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2006	6,958,526	$6.29
Granted	1,212,051	7.19
Vested	(2,920,675)	5.86
Canceled	(16,417)	6.83

Non-vested, April 30, 2007	5,233,485	$6.71

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted shares and restricted share units can be issued from such plan. Stock issued under these plans generally vest from three to five years and may have certain performance based acceleration features which allow for earlier vesting in the future.

Changes in restricted stock for the six months ended April 30, 2007 are as follows:

Shares
Outstanding, October 31, 2006	800,000
Granted	35,000
Vested	—
Forfeited	(45,000)

Outstanding, April 30, 2007	790,000

Compensation expense is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of April 30, 2007, there had been no acceleration of the amortization period. During the six months ended April 30, 2007, the Company recognized approximately $0.5 million in related compensation expense. As of April 30, 2007, the Company had approximately $8.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.3 years.

4.	Inventories
     Inventories consist of the following:

	April 30,	October 31,
In thousands	2007	2006

Raw materials	$79,111	$40,951
Work in-process	15,615	12,991
Finished goods	368,587	371,922

	$463,313	$425,864

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	April 30, 2007			October 31, 2006
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value

Amortizable trademarks	$9,540	$(3,365)	$6,175	$7,965	$(2,659)	$5,306
Amortizable licenses	11,153	(4,926)	6,227	10,332	(4,047)	6,285
Other amortizable intangibles	27,439	(7,257)	20,182	27,379	(5,484)	21,895
Non-amortizable trademarks	222,945	—	222,945	214,720	—	214,720

	$271,077	$(15,548)	$255,529	$260,396	$(12,190)	$248,206

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the six months ended April 30, 2007 and 2006 was $2.9 million and $2.6 million, respectively. Annual amortization expense is estimated to be approximately $5.7 million in the fiscal year ending October 31, 2007, approximately $4.1 million in the fiscal years ending October 31, 2008 through

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2010 and approximately $3.9 million in the fiscal year ending October 31, 2011. Goodwill related to the Company’s operating segments is as follows:

	April 30,	October 31,
In thousands	2007	2006

Americas	$132,048	$132,674
Europe	277,972	255,558
Asia/Pacific	137,357	127,478

	$547,377	$515,710

Goodwill increased $31.7 million during the six months ended April 30, 2007. Of this amount, approximately $8.9 million related to acquisitions of certain other distributors and retail store locations, and $22.8 million related to the effect of changes in foreign currency exchange rates.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of income taxes, are as follows:

	April 30,	October 31,
In thousands	2007	2006

Foreign currency translation adjustment	$111,865	$55,041
Loss on cash flow hedges and interest rate swaps	(13,238)	(1,947)

	$98,627	$53,094

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, wintersports and golf equipment, footwear, accessories and related products. The Company operates in three segments, the Americas, Europe and Asia/Pacific. Costs that support all three operating segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues for the six months ended April 30, 2007.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Information related to the Company’s operating segments is as follows:

	Three Months Ended April 30,
In thousands	2007	2006

Revenues, net:
Americas	$279,810	$250,042
Europe	268,829	217,149
Asia/Pacific	53,957	48,247
Corporate operations	1,203	1,490

	$603,799	$516,928

Gross profit:
Americas	$111,274	$103,166
Europe	133,040	108,512
Asia/Pacific	25,501	22,045
Corporate operations	1,048	767

	$270,863	$234,490

Operating income:
Americas	$11,911	$21,657
Europe	14,088	12,350
Asia/Pacific	(2,401)	(2,289)
Corporate operations	(14,817)	(13,066)

	$8,781	$18,652

	Six Months Ended April 30,
In thousands	2007	2006

Revenues, net:
Americas	$520,368	$470,760
Europe	522,826	478,301
Asia/Pacific	111,152	106,589
Corporate operations	1,977	2,420

	$1,156,323	$1,058,070

Gross profit:
Americas	$208,023	$190,948
Europe	268,364	243,220
Asia/Pacific	51,269	47,857
Corporate operations	1,558	1,026

	$529,214	$483,051

Operating income:
Americas	$9,950	$25,620
Europe	47,822	55,603
Asia/Pacific	(3,022)	679
Corporate operations	(26,837)	(25,994)

	$27,913	$55,908

Identifiable assets:
Americas	$831,020	$735,377
Europe	1,257,820	1,043,136
Asia/Pacific	337,020	296,482
Corporate operations	55,080	57,420

	$2,480,940	$2,132,415

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Derivative Financial Instruments

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $0.3 million was recognized related to these types of derivatives during the six months ended April 30, 2007. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of April 30, 2007, the Company was hedging forecasted transactions expected to occur through July 2009. Assuming exchange rates at April 30, 2007 remain constant, $13.2 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 27 months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the six months ended April 30, 2007, the Company reclassified into earnings a net loss of $2.0 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of derivative contracts at April 30, 2007 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value

United States dollar	$461,261	May 2007 – Jul 2009	$(21,857)
British pound	32,954	May 2007 – Oct 2007	1,173
Canadian dollar	1,791	Jul 2007	(32)
Interest rate swap	22,529	Apr 2008 – Sep 2009	(3)

	$518,535		$(20,719)

9.	Business Acquisitions

Effective July 31, 2005, the Company acquired Skis Rossignol SA (“Rossignol”), a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The Company has included the operations of Rossignol in its results since August 1, 2005. The purchase price, excluding transaction costs, included cash of approximately $208.3 million, approximately 2.2 million restricted shares of the Company’s common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. Transaction costs totaled approximately $16.0 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for the five days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35% (currently 6.4%). The mandatory purchase of the remaining Rossignol shares was required under French law as the Company had obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer. The purchase of these shares was completed in the quarter ended October 31, 2005 and the Company now owns 100% of the shares in Rossignol. Upon the future exercise of the Rossignol stock options, the Company will purchase the newly issued shares from the Rossignol stock option holders, retaining 100% ownership in Rossignol. These Rossignol stock options are treated as variable for accounting purposes and subsequent changes in the value of these stock options are recorded as compensation expense in the Company’s consolidated statement of income. The Company acquired a majority interest in Cleveland Golf when it acquired Rossignol, but certain former owners of Cleveland Golf retained a minority interest of 36.37%. The Company and the minority owners have entered into a put/call arrangement whereby the minority owners of Cleveland Golf can require the Company to buy all of their interest in Cleveland Golf after October 2009 and the Company can buy their interest at its option after April 2012, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profits and the Company’s price-earnings ratio. As a result of the minority interest and put/call arrangement, the Company accounted for Cleveland Golf as a step acquisition. In a step acquisition, where less than 100% of an entity is acquired, only a portion of the fair value adjustments are recorded in the acquiring company’s balance sheet equal to the percentage ownership in the acquired company. Based on this step acquisition accounting, the Company has recorded 63.63% of the fair value adjustments for Cleveland Golf in its balance sheet. Goodwill arises from synergies the Company believes can be achieved by integrating Rossignol’s brands, products and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizable intangibles consist of customer relationships, patents and athlete contracts with estimated useful lives of twenty, seven and two years, respectively. The acquired trademarks are non-amortizing as they have been determined to have indefinite lives.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan. As of April 30, 2007, the Company had recognized approximately $65.3 million of liabilities related to this plan. See Note 11 for further description of this plan.
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

The Company paid cash of approximately $34.1 million for business acquisitions during the six months ended April 30, 2007, of which $20.2 relates to a payment to the former owners of DC

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shoes, Inc. related to the achievement of certain sales and earnings targets, and the remaining $13.9 million relates primarily to acquisitions of certain other distributors and retail store locations.

10.	Litigation, Indemnities and Guarantees

The Company has been named in a class action lawsuit that alleges willful violation of the federal Fair and Accurate Credit Transaction Act based upon certain of the Company’s retail stores’ alleged electronic printing of receipts on which appeared more than the last five digits of customers’ credit or debit card number and/or the expiration date of such customers’ credit or debit card. The Company is currently unable to assess the extent of damages, if any, that could be awarded to the plaintiff class if it were to prevail. The Company intends to vigorously defend itself against the claims asserted. No provision has been made in the Company’s financial statements for the six months ended April 30, 2007.

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

11.	Rossignol Integration Plan and Pre-acquisition Restructuring Plan

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of April 30, 2007 the Company had recognized approximately $65.3 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of the Company’s wintersports equipment sales and distribution operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with SFAS No. 141, “Business Combinations” and Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. As of April 30, 2007, the Company also recognized approximately $1.4 million in inventory impairments relating to the realignment of its European manufacturing facilities. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are not significant and are charged to earnings. Certain land and facilities owned by the acquired company are expected to be sold during the next 12 months in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in France, totaled approximately $19.5 million at April 30, 2007. If the Company has overestimated these integration costs, the excess will reduce goodwill in future periods. If the Company has

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
underestimated these integration costs, additional liabilities recognized will be recorded in earnings.

Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	and Other	Total

Recorded in purchase price allocation	$3,673	$1,574	$5,247
Adjustment to purchase price allocation	17,463	752	18,215
Cash payments	(17)	(44)	(61)
Foreign currency translation	(83)	(6)	(89)

Balance, October 31, 2005	21,036	2,276	23,312

Adjustment to purchase price allocation	36,733	5,130	41,863
Cash payments	(14,974)	(2,555)	(17,529)
Foreign currency translation	2,689	90	2,779

Balance, October 31, 2006	45,484	4,941	50,425

Cash payments	(10,736)	(2,347)	(13,083)
Foreign currency translation	2,904	521	3,425

Balance, April 30, 2007	$37,652	$3,115	$40,767

Prior to the acquisition of Rossignol, a restructuring plan was announced related to Rossignol’s French manufacturing facilities (“Pre-acquisition Restructuring Plan”). The costs associated with the Pre-acquisition Restructuring Plan consist of termination benefits achieved through voluntary early retirement and voluntary termination of certain employees.

Activity and liability balances recorded as part of the Pre-acquisition Restructuring Plan are as follows:

In thousands	Workforce

Balance, October 31, 2006	$1,587
Cash payments	(346)
Foreign currency translation	101

Balance, April 30, 2007	$1,342

12.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of April 30, 2007 and October 31, 2006 and for the six months ended April 30, 2007 and 2006. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Due to the seasonality of the Company’s quarterly operations, management has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2007, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended April 30, 2007

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
Revenues, net	$21	$411,780	$62,336	$715,600	$(33,414)	$1,156,323
Cost of goods sold	—	246,923	41,405	358,250	(19,469)	627,109

Gross profit	21	164,857	20,931	357,350	(13,945)	529,214

Selling, general and administrative expense	25,702	157,189	28,613	303,152	(13,355)	501,301

Operating (loss) income	(25,681)	7,668	(7,682)	54,198	(590)	27,913
Interest expense	20,967	3,046	1,553	4,777	—	30,343
Foreign currency loss	1,006	209	—	2,201	—	3,416
Minority interest and other expense	(2,106)	(10)	—	(32)	—	(2,148)

(Loss) income before (benefit) provision for income taxes	(45,548)	4,423	(9,235)	47,252	(590)	(3,698)
(Benefit) provision for income taxes	(16,903)	1,641	(3,427)	17,316	—	(1,373)

Net (loss) income	$(28,645)	$2,782	$(5,808)	$29,936	$(590)	$(2,325)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended April 30, 2006

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
Revenues, net	$197	$390,924	$70,355	$631,764	$(35,170)	$1,058,070
Cost of goods sold	—	238,653	38,100	321,993	(23,727)	575,019

Gross profit	197	152,271	32,255	309,771	(11,443)	483,051

Selling, general and administrative expense	24,871	131,190	30,356	252,084	(11,358)	427,143

Operating (loss) income	(24,674)	21,081	1,899	57,687	(85)	55,908
Interest expense	18,515	2,023	1,608	2,394	—	24,540
Foreign currency gain	(683)	(8)	(203)	(99)	—	(993)
Minority interest and other expense	112	—	—	299	—	411

(Loss) income before (benefit) provision for income taxes	(42,618)	19,066	494	55,093	(85)	31,950
(Benefit) provision for income taxes	(12,828)	5,739	149	16,558	—	9,618

Net (loss) income	$(29,790)	$13,327	$345	$38,535	$(85)	$22,332

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At April 30, 2007

		Wholly-owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(581)	$1,450	$1,528	$62,058	$—	$64,455
Trade accounts receivable, net	—	173,627	45,647	384,376	—	603,650
Other receivables	897	12,353	371	29,264	—	42,885
Inventories	—	140,430	32,732	292,376	(2,225)	463,313
Deferred income taxes	—	20,356	2,349	70,576	—	93,281
Prepaid expenses and other current assets	1,591	10,550	1,167	21,151	—	34,459

Total current assets	1,907	358,766	83,794	859,801	(2,225)	1,302,043

Fixed assets, net	6,750	86,958	3,445	216,603	—	313,756
Intangible assets, net	2,553	81,820	2,998	168,158	—	255,529
Goodwill	—	163,352	2,472	381,553	—	547,377
Investment in subsidiaries	561,992	—	—	—	(561,992)	—
Other assets	10,542	15,811	304	16,084	—	42,741
Assets held for sale	—	—	—	19,494	—	19,494

Total assets	$583,744	$706,707	$93,013	$1,661,693	$(564,217)	$2,480,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$268,500	$—	$268,500
Accounts payable	1,243	49,296	14,068	162,121	—	226,728
Accrued liabilities	14,112	18,189	5,519	126,160	—	163,980
Current portion of long-term debt	—	3,690	—	22,418	—	26,108
Income taxes payable	—	(12,432)	(2,572)	15,752	—	748
Intercompany balances	90,930	20,946	49,772	(161,648)	—	—

Total current liabilities	106,285	79,689	66,787	433,303	—	686,064

Long-term debt, net of current portion	436,161	179,750	—	129,946	—	745,857
Deferred income taxes and other long-term liabilities	—	27,793	(353)	71,023	—	98,463

Total liabilities	542,446	287,232	66,434	634,272	—	1,530,384

Minority interest	—	10,072	—	—	—	10,072
Stockholders’/invested equity	41,298	409,403	26,579	1,027,421	(564,217)	940,484

Total liabilities and stockholders’ equity	$583,744	$706,707	$93,013	$1,661,693	$(564,217)	$2,480,940

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended April 30, 2007

				Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(28,645)	$2,782	$(5,808)	$29,346	$(2,325)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	261	9,102	952	23,801	34,116
Stock-based compensation	9,147	—	—	—	9,147
Provision for doubtful accounts	—	1,412	828	2,300	4,540
Gain on disposal of fixed assets	—	—	—	(514)	(514)
Foreign currency loss	390	—	—	513	903
Minority interest and equity in earnings	—	(2,254)	—	531	(1,723)
Changes in operating assets and liabilities:
Trade accounts receivable	—	30,813	(9,488)	120,064	141,389
Other receivables	293	240	338	(6,658)	(5,787)
Inventories	—	4,700	(5,610)	(16,146)	(17,056)
Prepaid expenses and other current assets	112	(552)	785	(5,038)	(4,693)
Other assets	367	1,991	(30)	2,005	4,333
Accounts payable	(1,060)	(40,056)	10,543	27,377	(3,196)
Accrued liabilities	1,007	(1,430)	(566)	(40,457)	(41,446)
Income taxes payable	—	(30,665)	(3,915)	33,007	(1,573)

Net cash (used in) provided by operating activities	(18,128)	(23,917)	(11,971)	170,131	116,115

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	4,463	—	6,008	10,471
Capital expenditures	(770)	(16,994)	(444)	(35,336)	(53,544)
Business acquisitions, net of cash acquired	(580)	(20,206)	—	(13,352)	(34,138)

Net cash used in investing activities	(1,350)	(32,737)	(444)	(42,680)	(77,211)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	4,000	41,258	45,258
Payments on lines of credit	—	(209)	(4,000)	(100,955)	(105,164)
Borrowings on long-term debt	—	96,500	—	7,762	104,262
Payments on long-term debt	—	(39,515)	—	(20,220)	(59,735)
Stock option exercises, employee stock purchases and tax benefit on option exercises	7,000	—	—	—	7,000
Intercompany	11,884	(226)	12,088	(23,746)	—

Net cash provided by (used in) financing activities	18,884	56,550	12,088	(95,901)	(8,379)

Effect of exchange rate changes on cash	5	17	—	(2,926)	(2,904)

Net (decrease) increase in cash and cash equivalents	(589)	(87)	(327)	28,624	27,621
Cash and cash equivalents, beginning of period	8	1,537	1,855	33,434	36,834

Cash and cash equivalents, end of period	$(581)	$1,450	$1,528	$62,058	$64,455

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended April 30, 2006

				Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(29,790)	$13,327	$345	$38,450	$22,332
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	269	9,247	1,046	20,790	31,352
Stock based compensation	11,324	—	—	—	11,324
Provision for doubtful accounts	—	(1,355)	181	4,384	3,210
Gain on sale of fixed assets	—	—	—	(19)	(19)
Foreign currency gain	(33)	—	—	(223)	(256)
Minority interest and equity in earnings	112	—	—	799	911
Changes in operating assets and liabilities:
Trade accounts receivable	—	45,254	(9,368)	92,706	128,592
Other receivables	159	2,980	—	(2,136)	1,003
Inventories	—	7,798	(7,177)	(2,665)	(2,044)
Prepaid expenses and other current assets	501	(3,142)	706	(626)	(2,561)
Other assets	(16)	(452)	(48)	(2,861)	(3,377)
Accounts payable	(270)	(28,812)	(8)	8,596	(20,494)
Accrued liabilities	(4,969)	(2,051)	(1,384)	(26,297)	(34,701)
Income taxes payable	—	(14,149)	2,202	(9,182)	(21,129)

Net cash (used in) provided by operating activities	(22,713)	28,645	(13,505)	121,716	114,143

Cash flows from investing activities:
Capital expenditures	(1,679)	(14,652)	(1,228)	(25,177)	(42,736)
Business acquisitions, net of cash acquired	(2,417)	(5,000)	—	(21,030)	(28,447)

Net cash used in investing activities	(4,096)	(19,652)	(1,228)	(46,207)	(71,183)

Cash flows from financing activities:
Borrowings on lines of credit	—	157	4,000	133,775	137,932
Payments on lines of credit	—	(6,376)	(5,000)	(163,383)	(174,759)
Borrowings on long-term debt	(1,267)	56,350	—	60,931	116,014
Payments on long-term debt	—	(16,366)	(4,327)	(86,674)	(107,367)
Stock option exercises, employee stock purchases and tax benefit on option exercises	4,666	—	—	—	4,666
Intercompany	22,505	(48,192)	25,063	624	—

Net cash provided by (used in) financing activities	25,904	(14,427)	19,736	(54,727)	(23,514)

Effect of exchange rate changes on cash	85	(522)	—	2,211	1,774

Net (decrease) increase in cash and cash equivalents	(820)	(5,956)	5,003	22,993	21,220
Cash and cash equivalents, beginning of period	1,177	20,816	986	52,619	75,598

Cash and cash equivalents, end of period	$357	$14,860	$5,989	$75,612	$96,818

     Following are the financial statements of Roger Cleveland Golf Company, Inc. Roger Cleveland Golf Company, Inc. is a guarantor subsidiary of Quiksilver Inc.’s publicly registered senior notes. As Roger Cleveland Golf Company, Inc. is not wholly owned by Quiksilver, Inc., these condensed financial statements are being furnished pursuant to Rule 10-01 of Regulation S-X.

Roger Cleveland Golf Company, Inc. Condensed Statement of Operations and Comprehensive Income (Unaudited) Three Months Ended April 30, 2007 and 2006	24

Roger Cleveland Golf Company, Inc. Condensed Statement of Operations and Comprehensive Income (Unaudited) Six Months Ended April 30, 2007 and 2006	25

Roger Cleveland Golf Company, Inc. Condensed Balance Sheets (Unaudited) April 30, 2007 and October 31, 2006	26

Roger Cleveland Golf Company, Inc. Condensed Statements of Cash Flows (Unaudited) Six Months Ended April 30, 2007 and 2006	27

Roger Cleveland Golf Company, Inc. Notes to Condensed Financial Statements (Unaudited)	28

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended April 30,
In thousands	2007	2006

Revenues, net	$41,527	$46,843
Cost of goods sold	27,520	24,390

Gross profit	14,007	22,453

Selling, general, and administrative expense	14,794	15,834

Operating (loss) income	(787)	6,619

Interest expense	805	900
Other income	—	(214)

(Loss) income before (benefit) provision for income taxes	(1,592)	5,933

(Benefit) provision for income taxes	(539)	2,256

Net (loss) income and comprehensive (loss) income	$(1,053)	$3,677

See notes to condensed financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Six months ended April 30,
In thousands	2007	2006

Revenues, net	$62,336	$70,355
Cost of goods sold	41,405	38,100

Gross profit	20,931	32,255

Selling, general, and administrative expense	28,613	30,356

Operating (loss) income	(7,682)	1,899

Interest expense	1,553	1,608
Other income	—	(203)

(Loss) income before (benefit) provision for income taxes	(9,235)	494

(Benefit) provision for income taxes	(3,509)	188

Net (loss) income and comprehensive loss	$(5,726)	$306

See notes to condensed financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
In thousands	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,528	$1,855
Accounts receivable, less allowance for bad debts of $945 (2007) and $1,000 (2006)	45,647	36,987
Income taxes receivable	2,572	—
Inventories	32,732	27,122
Deferred income taxes	2,349	2,349
Prepaid expenses and other current assets	1,538	2,661
Due from affiliates	8,973	8,591

Total current assets	95,339	79,565

Equipment and leasehold improvements, less accumulated depreciation and amortization of $6,733 (2007) and $6,036 (2006)	3,445	3,801
Other intangible assets, net	2,998	3,150
Goodwill	2,472	2,472
Deferred income taxes	353	353
Other assets	304	274

Total assets	$104,911	$89,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,068	$3,525
Accrued payroll and benefits	2,300	2,677
Other accrued expenses	3,219	3,408
Due to affiliates	745	1,357
Income taxes payable	—	1,343

Total current liabilities	20,332	12,310

Long-term debt:
Due to affiliates	58,000	45,000

Total liabilities	78,332	57,310

Stockholders’ equity:
Common stock no par value – 500,000 shares authorized; 290,224 shares issued and outstanding	22,000	22,000
Retained earnings	4,579	10,305

Total stockholders’ equity	26,579	32,305

Total liabilities and stockholders’ equity	$104,911	$89,615

See notes to condensed financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,
In thousands	2007	2006

Cash flows from operating activities:
Net (loss) income	$(5,726)	$306
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	952	1,046
Changes in assets and liabilities:
Accounts receivable, net	(8,660)	(9,187)
Inventories	(5,610)	(7,177)
Prepaid expenses and other current assets	1,123	706
Other assets	(30)	(48)
Accounts payable	10,543	(8)
Due from affiliates and due to affiliates	(994)	(2,898)
Accrued expenses	(566)	(1,384)
Income taxes payable	(3,915)	2,202

Net cash used in operating activities	(12,883)	(16,442)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(444)	(1,228)

Net cash used in investing activities	(444)	(1,228)

Cash flows from financing activities:
Proceeds from line of credit	4,000	4,000
Payments on line of credit	(4,000)	(5,000)
Proceeds from affiliate loans	23,000	28,000
Payments of affiliate loans	(10,000)	—
Payment of long-term debt	—	(4,327)

Net cash provided by financing activities	13,000	22,673

Net (decrease) increase in cash	(327)	5,003
Cash, beginning of period	1,855	986

Cash, end of period	$1,528	$5,989

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,625	$1,161

Taxes	$405	$(2,042)

See notes to condensed financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard during the six months ended April 30, 2007. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. The Company adopted this standard during the six months ended April 30, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect that the adoption of SFAS No. 159 will have on its consolidated financial statements.

3.	Intangible Assets The Company’s amortizing intangible assets consist of the following:

	April 30, 2007			October 31, 2006
	Gross	Amorti-			Amorti-
In thousands	Amount	zation	Net	Gross Amount	zation	Net
Tradenames and trademarks	$3,100	$(792)	$2,308	$3,100	$(689)	$2,411
Patents	1,746	(1,488)	258	1,643	(1,371)	272
Customer relationships	700	(268)	432	700	(233)	467

	$5,546	$(2,548)	$2,998	$5,443	$(2,293)	$3,150

Amortization expense of intangible assets for the six months ended April 30, 2007 and 2006 was approximately $0.3 million and $0.4 million, respectively. Annual amortization expense for the fiscal year ending October 31, 2007 is estimated to be $0.6 million. Annual amortization expense for fiscal years ending October 31, 2008 through 2011 is estimated to be $0.3 million.

4.	Inventories

Inventories consist of the following:

	April 30,	October 31,
In thousands	2007	2006
Raw materials	$17,069	$12,287
Work in process	302	41
Finished goods	15,361	14,794

	$32,732	$27,122

5.	Related Party Transactions

Amounts due to affiliates consist of the following:

	April 30,	October 31,
In thousands	2007	2006
Affiliated debt due to Quiksilver Americas, Inc.	$58,000	$45,000
Amounts due to Parent and other Parent subsidiaries	745	1,357
Amounts due from Parent and other Parent subsidiaries	(8,973)	(8,591)

	$49,772	$37,766

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Interest expense on borrowings from Quiksilver Americas, Inc. was approximately $1.5 million for the six months ended April 30, 2007 and 2006. The weighted average interest rate on these borrowings was 6.25% at April 30, 2007. This interest rate corresponds to the rate at which Quiksilver Americas, Inc. borrowed these funds, on the Company’s behalf, under the shared credit facility. Sales to Quiksilver, Inc. subsidiaries amounted to $11.4 million and $8.3 million for the six months ended April 30, 2007 and 2006, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver,” “we,” “our,” or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this report is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2006 and subsequent reports on Form 8-K which discuss our business and related risks in greater detail and should be considered carefully before deciding to purchase, hold or sell our securities.
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offering expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept, Boardriders Clubs, which display the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear. In July 2005, we acquired Skis Rossignol, S.A., a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. Today our products are sold throughout the world, primarily in surf shops, snow shops, skate shops and specialty stores.
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
Results of Operations
The table below shows the components in our statements of income and other data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
Statement of Income data	2007	2006	2007	2006
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	44.9	45.4	45.8	45.7
Selling, general and administrative expense	43.4	41.8	43.4	40.4

Operating income	1.5	3.6	2.4	5.3

Interest expense	2.4	2.3	2.6	2.3
Foreign currency, minority interest and other expense	0.3	0.2	0.1	0.0

(Loss) income before (benefit) provision for income taxes	(1.2)	1.1	(0.3)	3.0

(Benefit) provision for income taxes	(0.4)	0.4	(0.1)	0.9

Net (loss) income	(0.8)%	0.7%	(0.2)%	2.1%

Other data

EBITDA(1)	4.9%	7.5%	6.0%	9.4%

(1)	EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, and (iv) non-cash stock based compensation expense. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the effect of non-cash stock based compensation expense. We believe it is useful to investors for the same reasons. EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets and the effect of non-cash compensation expense. Following is a reconciliation of net income to EBITDA:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net (loss) income	$(4,800)	$3,729	$(2,325)	$22,332
(Benefit) provision for income taxes	(2,224)	1,833	(1,373)	9,618
Interest expense	14,789	11,949	30,343	24,540
Depreciation and amortization	17,605	15,849	34,116	31,352
Non-cash stock compensation expense	4,309	5,564	9,147	11,324

EBITDA	$29,679	$38,924	$69,908	$99,166

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006
Our total net revenues for the three months ended April 30, 2007 increased 17% to $603.8 million from $516.9 million in the comparable period of the prior year. Revenues in the Americas increased 12% to $279.8 million for the three months ended April 30, 2007 from $250.0 million in the comparable period of the prior year, and European revenues increased 24% to $268.8 million from $217.1 million for those same periods. As measured in euros, Europe’s primary functional currency, Europe’s revenues in the current year’s quarter increased 13% compared to the prior year. Asia/Pacific revenues increased 12% to $54.0 million for the three months ended April 30, 2007 from $48.2 million for the three months ended April 30, 2006. In Australian dollars, Asia/Pacific’s primary functional currency, Asia/Pacific revenues increased 3% compared to the prior year.
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
Our apparel brand revenues for the three months ended April 30, 2007 increased 21% to $519.1 million from $428.5 million for the three months ended April 30, 2006. This increase resulted from strength in our Roxy, Quiksilver, and DC brands, partially offset by a slight decrease in our other apparel brand revenues. Roxy and Quiksilver brand revenue growth came primarily from growth in apparel and, to a lesser extent, footwear and accessories product types. DC’s growth was primarily in footwear and, to a lesser extent, its apparel and accessories product types. Our equipment brand revenues decreased 4% during the three months ended April 30, 2007 to $83.5 million from $86.9 million for the three months ended April 30, 2006. The substantial majority of this decrease came from our golf equipment brand revenues while our wintersports equipment brand revenues only slightly decreased. The decrease in golf equipment brand revenues is primarily related to lower than expected demand for certain products caused by the timing of our product releases. While our wintersports brand revenues were largely unchanged, the current period’s revenues included lower sales offset by the positive effect of foreign currency exchange rates and, to a lesser extent, increases in wintersports equipment brand apparel. Preorders of our wintersports equipment products for the upcoming 2007/2008 winter season are expected to be lower than the prior year’s season due to decreased market demand caused by the lack of snowfall in many parts of Europe and the United States in the 2006/2007 winter season.

	Three Months Ended April 30,
	2007			2006
		Equip-			Equip-
	Apparel	ment		Apparel	ment
In thousands	Brands	Brands	Total	Brands	Brands	Total
Americas	$235,724	$44,086	$279,810	$200,242	$49,800	$250,042
Europe	232,587	36,242	268,829	184,149	33,000	217,149
Asia/Pacific	50,821	3,136	53,957	44,147	4,100	48,247
Corporate operations	—	—	1,203	—	—	1,490

	$519,132	$83,464	$603,799	$428,538	$86,900	$516,928

In the Americas, our apparel brand revenues for the three months ended April 30, 2007 increased 18%, while our equipment brand revenues decreased 11% compared to the three months ended April 30, 2006. In Europe, our apparel brand revenues for the three months ended April 30, 2007 increased 26%, and our equipment brand revenues increased 10% compared to the three months ended April 30, 2006. In Asia/Pacific, our apparel brand revenues for the three months ended April 30, 2007 increased 15%, while our equipment brand revenues decreased 24% compared to the three months ended April 30, 2006.

Our consolidated gross profit margin for the three months ended April 30, 2007 decreased to 44.9% from 45.4% in the comparable period of the prior year. The Americas’ gross profit margin decreased to 39.8% from 41.3%, and the European gross profit margin decreased to 49.5% from 50.0%, while the Asia/Pacific gross profit margin increased to 47.3% from 45.7% for those same periods. The decrease in the Americas’ gross profit margin was primarily due to lower margins in our wintersports and golf equipment businesses, paritally offset by improved margins in our apparel brands and a higher percentage of sales through company owned retail stores where we earn both the wholesale and retail margins. Our European gross profit margin decrease was primarily due to lower margins in our wintersports equipment business, partially offset by improved margins in our Quiksilver and Roxy apparel brands. In Asia/Pacific, the gross profit margin increase was primarily due to a higher percentage of sales through company-owned retail stores, partially offset by lower margins in our wintersports equipment brands.
Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2007 increased 21% to $262.1 million from $215.8 million in the comparable period of the prior year. Americas’ SG&A increased 22% to $99.4 million from $81.5 million in the comparable period of the prior year, while European SG&A increased 24% to $119.0 million from $96.2 million and Asia/Pacific SG&A increased 15% to $27.9 million from $24.3 million for those same periods. As a percentage of revenues, our SG&A increased to 43.4% for the three months ended April 30, 2007 from 41.8% for the three months ended April 30, 2006. The consolidated increase in our SG&A as a percentage of revenue was primarily caused by the cost of additional retail stores and increased distribution costs.
Interest expense for the three months ended April 30, 2007 increased to $14.8 million from $11.9 million in the comparable period of the prior year. This increase was primarily due to higher borrowing levels on our lines of credit to finance increased working capital needs and, to a lesser extent, higher interest rates on our variable-rate debt in Europe and the United States.
Our foreign currency loss amounted to $1.5 million for the three months ended April 30, 2007 compared to a gain of $0.5 million in the same period of last year. This gain and loss resulted primarily from the foreign currency contracts we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars and the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
Our effective income tax rate for the three months ended April 30, 2007 was 31.7% compared to 33.0% for the three months ended April 30, 2006. The income tax rate for the three months ended April 30, 2007 was favorably impacted by certain changes in estimates relating to our foreign tax expense. Our estimated annual effective income tax rate is lower than the prior year’s annual rate primarily due to the higher impact of certain beneficial items included in our tax rate.
Our loss for the three months ended April 30, 2007 was $4.8 million or $0.04 per share on a diluted basis, compared to net income of $3.7 million, or $0.03 per share on a diluted basis, in the same period of the prior year. Basic net loss per share was $0.04 per share for the three months ended April 30, 2007 compared to net income of $0.03 per share in the same period of the prior year. EBITDA decreased 24% to $29.7 million from $38.9 million for those same periods.

Six Months Ended April 30, 2007 Compared to Six Months Ended April 30, 2006
Our total net revenues for the six months ended April 30, 2007 increased 9% to $1,156.3 million from $1,058.1 million in the comparable period of the prior year. Revenues in the Americas increased 11% to $520.4 million for the six months ended April 30, 2007 from $470.8 million in the comparable period of the prior year, and European revenues increased 9% to $522.8 million from $478.3 million for those same periods. As measured in euros, revenues in the first six months of the current year decreased slightly compared to the prior year. Asia/Pacific revenues increased 4% to $111.2 million in the six months ended April 30, 2007 compared to $106.6 million in the comparable period of the prior year. As measured in Australian dollars, revenues decreased 2% over the comparable period of the prior year.
Our apparel brand revenues for the six months ended April 30, 2007 increased 20% to $930.6 million from $777.8 million for the six months ended April 30, 2006. This increase resulted from strength in our Roxy, Quiksilver and DC brands. Our other apparel brand revenues decreased slightly compared to the first six months of fiscal 2006. Roxy and Quiksilver brand revenue growth came primarily from apparel and, to a lesser extent, footwear and accessories product types. DC’s growth was primarily in footwear and, to a lesser extent, its apparel and accessories product types. Our equipment brand revenues decreased 19% during the six months ended April 30, 2007 to $223.7 million from $277.9 million for the six months ended April 30, 2006. The substantial majority of this decrease came from Rossignol and our other wintersports brands. We shipped earlier during the current winter season compared to the year before, which resulted in higher revenues in the fourth quarter of our last full fiscal year ended October 31, 2006 compared to the comparable period of the prior year and lower revenues in the three months ended January 31, 2007 compared to the comparable period of the prior year. During the three months ended April 30, 2007, our wintersports equipment brand revenues only slightly decreased. For the combined six months, our wintersports brand revenues also decreased compared to the previous year as market demand was significantly lower this winter due to the lack of snowfall in many parts of Europe and the United States. The decrease in golf equipment brand revenue is primarily related to lower than expected demand for certain of its products caused by the timing of product releases.

	Six Months Ended April 30,
	2007			2006
		Equip-			Equip-
	Apparel	ment		Apparel	ment
In thousands	Brands	Brands	Total	Brands	Brands	Total
Americas	$433,340	$87,028	$520,368	$368,912	$101,848	$470,760
Europe	395,086	127,740	522,826	318,780	159,521	478,301
Asia/Pacific	102,203	8,949	111,152	90,065	16,524	106,589
Corporate operations	—	—	1,977	—	—	2,420

	$930,629	$223,717	$1,156,323	$777,757	$277,893	$1,058,070

In the Americas, our apparel brand revenues for the six months ended April 30, 2007 increased 17%, while our equipment brand revenues decreased 15% compared to the six months ended April 30, 2006. In Europe, our apparel brand revenues for the six months ended April 30, 2007 increased 24%, while our equipment brand revenues decreased 20% compared to the six months ended April 30, 2006. In Asia/Pacific, our apparel brand revenues for the six months ended April 30, 2007 increased 13%, while our equipment brand revenues decreased 46% compared to the six months ended April 30, 2006.
Our consolidated gross profit margin for the six months ended April 30, 2007 increased slightly to 45.8% from 45.7% in the comparable period of the prior year. The Americas’ gross profit margin decreased to 40.0% from 40.6%, while the European gross profit margin increased to 51.3% from 50.9%, and the Asia/Pacific gross profit margin increased to 46.1% from 44.9% for those same periods. The decrease in our Americas’ gross profit margin was primarily due to lower margins in our wintersports and golf equipment businesses, paritally offset by improved margins in our apparel brands and a higher percentage of sales through company owned retail stores where we earn both the wholesale and retail margins. Our European gross profit margin increase was primarily due to improved margins in our Quiksilver and Roxy apparel brands, which were partially offset by lower margins in our wintersports equipment brands. In Asia/Pacific, the gross profit margin increase was primarily due to a higher percentage of sales through company-owned retail stores, partially offset by lower margins in our wintersports equipment brands.
SG&A for the six months ended April 30, 2007 increased 17% to $501.3 million from $427.1 million in the comparable period of the prior year. Americas’ SG&A increased 20% to $198.1 million from $165.3 million in the comparable period of the prior year, European SG&A increased 18% to $220.5 million from $187.6 million, and Asia/Pacific SG&A increased 15% to $54.3 million from $47.2 million for those same periods. As a percentage of revenues, our SG&A increased to 43.4% for the six months ended April 30, 2007 from 40.4% for the six months ended April 30, 2006. The consolidated increase in our SG&A as a percentage of revenue was primarily caused by the cost of additional retail stores and increased distribution costs.
Interest expense for the six months ended April 30, 2007 increased to $30.3 million from $24.5 million in the comparable period of the prior year. This increase was primarily due to higher borrowing levels on our lines of credit to finance increased working capital needs and, to a lesser extent, higher interest rates on our variable-rate debt in Europe and the United States.
Our foreign currency loss amounted to $3.4 million for the six months ended April 30, 2007 compared to a gain of $1.0 million in the comparable period of the prior year. This gain and loss resulted primarily from the foreign currency contracts we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars and the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
Our effective income tax rate for the six months ended April 30, 2007 was 37.1% compared to 30.1% for the six months ended April 30, 2006. The income tax rate for the six months ended April 30, 2007 was favorably impacted by certain changes in estimates relating to our foreign tax expense. Our estimated annual effective income tax rate is lower than the prior year’s annual rate primarily due to the higher impact of certain beneficial items included in our tax rate.
Our loss for the six months ended April 30, 2007 was $2.3 million or $0.02 per share on a diluted basis, compared to net income of $22.3 million, or $0.18 per share on a diluted basis, in the same period of the prior year. Basic net loss per share was $0.02 per share for the six months ended April 30, 2007 compared to net income per share of $0.18 per share in the same period of the prior year. EBITDA decreased 30% to $69.9 million from $99.2 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of senior notes to fund a portion of the purchase price for our acquisition of Rossignol and to refinance certain existing indebtedness.
In April 2007, we exercised our option to expand the Americas credit facility from $250 million to $300 million (with a continuing option to expand the facility to $350 million under certain conditions).
The net increase in cash and cash equivalents for the six months ended April 30, 2007 was $27.6 million compared to $21.2 million in the comparable period of the prior year. Cash and cash equivalents totaled $64.5 million at April 30, 2007 compared to $36.8 million at October 31, 2006, while working capital was $616.0 million at April 30, 2007 compared to $568.6 million at October 31, 2006. We believe our current cash balance and current lines of credit are adequate to cover our seasonal working capital and other requirements for the foreseeable future, and that increases in our lines of credit can be obtained as needed to fund future growth.

Cash Flows
We generated $116.1 million of cash from operating activities in the six months ended April 30, 2007 compared to $114.1 million for the same period of the prior year. This $2.0 million increase in cash provided was due to changes in accounts receivable, inventories and accounts payable offset by changes in net (loss) income, non-cash items and other operating assets and liabilities. During the six months ended April 30, 2007, the decrease in accounts receivable provided cash of $141.4 million compared to cash provided of $128.6 million during the six months ended April 30, 2006, an increase in cash provided of $12.8 million. The change in inventories, net of the change in accounts payable, used cash of $20.3 million during the six months ended April 30, 2007 compared to cash used of $22.5 million for the same period of the prior year, a net decrease in cash used of $2.2 million. The change in net (loss) income, non-cash items and other operating assets and liabilities resulted in a decrease in cash provided of $13.0 million during the six months ended April 30, 2007 compared to the comparable period of the prior year.
Capital expenditures totaled $53.5 million for the six months ended April 30, 2007, compared to $42.7 million in the comparable period of the prior year. These investments included company-owned retail stores and ongoing investments in manufacturing, computer and warehouse equipment. We also used $34.1 million of cash for acquisitions for the six months ended April 30, 2007, of which $20.2 million relates to a payment to the former owners of DC Shoes, Inc., and the remaining $13.9 million relates primarily to acquisitions of certain distributors and retail store locations.
During the six months ended April 30, 2007, net cash used in financing activities totaled $8.4 million, compared to $23.5 million used in financing activities in the comparable period of the prior year. Borrowings decreased as we generated increased cash from our operating activities.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 16% to $603.7 million at April 30, 2007 from $721.6 million at October 31, 2006. Accounts receivable in the Americas decreased 15% to $254.6 million at April 30, 2007 from $298.5 million at October 31, 2006, while European accounts receivable decreased 11% to $297.2 million from $335.5 million, and Asia/Pacific accounts receivable decreased 41% to $51.8 million from $87.6 million for those same periods. Compared to April 30, 2006, accounts receivable increased 18% in the Americas, 33% in Europe and 21% in Asia/Pacific. Included in accounts receivable are approximately $40.6 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately 7 days at April 30, 2007 compared to April 30, 2006. This increase is primarily related to our wintersports and golf equipment brands. Our apparel brands days sales outstanding decreased by 2 days at April 30, 2007 compared to the same period of the prior year.
Consolidated inventories increased 9% to $463.3 million at April 30, 2007 from $425.9 million at October 31, 2006. Inventories in the Americas decreased 3% to $188.8 million from $194.1 million at October 31, 2006, while European inventories increased 17% to $205.9 million from $176.3 million, and Asia/Pacific inventories increased 24% to $68.6 million from $55.5 million for those same periods. Compared to April 30, 2006, inventories increased 20% in the Americas, 6% in Europe and 37% in Asia/Pacific. Consolidated average annual inventory turnover remained constant at approximately 3.1 at April 30, 2007 compared to April 30, 2006.

Commitments
We paid $20.2 million related to the achievement of certain sales and earnings targets to the former owners of DC Shoes, Inc. during the six months ended April 30, 2007.
In connection with our acquisition of Rossignol, we formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of April 30, 2007, we had recognized $65.3 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution operations, the consolidation and realignment of certain European manufacturing facilities, and the relocation of our wintersports equipment sales and distribution operations in the United States. As of April 30, 2007, we have paid approximately $30.7 million related to these integration activities. If we have overestimated our integration costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized will be recorded in earnings. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations are not significant and are charged to earnings. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in France, totaled approximately $19.5 million at April 30, 2007.
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
Stock-Based Compensation Expense
Effective November 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all stock-based payments granted after November 1, 2005 and prior to but not yet vested as of November 1, 2005, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 3 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.
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
New Accounting Pronouncements
See Note 2 to the Condensed Consolidated Financial Statements – New Accounting Pronouncements for a discussion of future pronouncements that may affect our financial reporting.

Forward-Looking Statements
Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “anticipate,” “intend,” “expect,” “may,” “will,” “would,” “could,” “should” and similar expressions are intended to identify forward-looking statements. These statements, as well as any other statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
We have identified and disclosed important factors, risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in forward-looking statements made by us, or on our behalf, or otherwise affect our business, results of operations and financial condition (see Part I, Item 1A, “Risk Factors” included in our most recent Form 10-K). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise unless required to do so by securities laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency
We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of income of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for Quiksilver Europe because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. In addition, the statements of income of Quiksilver Asia/Pacific are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for Quiksilver Asia/Pacific when the U.S. dollar is stronger in comparison to the Australian dollar or Japanese yen.
European revenues increased only slightly in euros during the six months ended April 30, 2007 compared to the six months ended April 30, 2006. As measured in U.S. dollars and reported in our consolidated statements of income, European revenues increased 9% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year.
Asia/Pacific revenues decreased 2% in Australian dollars during the six months ended April 30, 2007 compared to the six months ended April 30, 2006 As measured in U.S. dollars and reported in our consolidated statements of income, Asia/Pacific revenues increased 4% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2007.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On February 27, 2007, a class action captioned Burnis L. Simon, Jr. v. Quicksilver, Inc. (sic), Case No. CV07-01326, was filed against us in the United States District Court for the Central District of California. The complaint alleges willful violation of the federal Fair and Accurate Credit Transactions Act (“FACTA”) based upon certain of our retail stores’ alleged electronic printing of receipts on which appeared more than the last five digits of customers’ credit or debit card numbers and/or the expiration of such customers’ credit or debit cards. The complaint seeks statutory damages of not less than $100 and not more than $1,000 for each violation, as well as unspecified punitive damages, attorneys’ fees and a permanent injunction from further engaging in violations of FACTA. The complaint does not allege that any class member has suffered actual damages. Similar complaints have been filed against a number of other retailers. We intend to vigorously defend against the claims asserted. However, the results of any litigation are inherently uncertain and we cannot assure that we will be able to successfully defend against such claims. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to the plaintiff class if it were to prevail.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table details the repurchases of our common stock that we made during the three months ended April 30, 2007:

	Total			Total Number of	Approximate Dollar
	Number of		Average	Shares Purchased as	Value of Shares That
	Shares		Price per	Part of Publicly	May Yet be Purchased
Period	Purchased		Share	Announced Plan	Under the Plan
February 1 – February 28	—		—	—	—
March 1 – March 31	—		—	—	—
April 1 – April 30	40,000	(1)	$0.01	—	—

(1)	In April 2007, we repurchased and cancelled 40,000 unvested shares of restricted common stock from a terminating executive, for a price per share of $0.01 (i.e., the par value of such shares of restricted common stock), in accordance with the terms of our 2006 Restricted Stock Plan.

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on March 16, 2007. A total of 108,835,330 shares of our common stock were present or represented by proxy at the meeting, representing more than 87.56% of our shares outstanding as of the January 31, 2007 record date. The matters submitted for a vote and the related results are as follows:
Election of ten nominees to serve as directors until the next annual meeting and until their respective successors are elected and qualified. The result of the vote taken was as follows:

	Votes For	Votes Withheld
Douglas K. Ammerman	92,334,240	16,501,090
William M. Barnum, Jr.	105,499,790	3,335,540
Laurent Boix-Vives	51,972,125	56,863,205
Charles E. Crowe	105,448,869	3,386,461
Charles S. Exon	101,712,091	7,123,239
Michael H. Gray	105,500,234	3,335,096
Timothy M. Harmon	106,903,395	1,931,935
Bernard Mariette	103,601,297	5,234,033
Robert B. McKnight, Jr.	102,191,909	6,643,421
Heidi J. Ueberroth	107,400,075	1,435,255

	Votes	Votes	Votes	Broker
	For	Against	Abstained	Non-Votes
Amendment of the Quiksilver, Inc. 2000 Stock Incentive Plan	84,827,527	7,147,211	764,089	16,096,503
Amendment of the Quiksilver, Inc. 2000 Employee Stock Purchase Plan Plan	90,497,282	1,476,864	764,681	16,096,503

Item 6. Exhibits

Exhibits

2.1	English Translation of the Acquisition Agreement, dated April 12, 2005, between the Company and Mr. Laurent Boix-Vives, Ms. Jeannine Boix-Vives, Ms. Christine Simon, Ms. Sylvie Bernard and SDI Société de Services et Développement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 18, 2005).

2.2	Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

2.3	First Amendment to the Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated May 3, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated on March 16, 2007. (1)

10.2	Quiksilver, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 16, 2007). (1)

10.3	Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated April 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 17, 2007). (1)

10.4	Separation Agreement between Steven L. Brink and Quiksilver, Inc. dated April 13, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 17, 2007). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Financial Officer

(1)	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
June 11, 2007	/s/ Brad L. Holman
Brad L. Holman
Vice President of Accounting and Financial Reporting (Principal Accounting Officer and Authorized Signatory)