Form 10-Q
period 2007-07-31
QUIKSILVER INC
filed 2007-09-10
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
September 4, 2007 was 125,181,304

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended July 31,
In thousands, except per share amounts	2007	2006
Revenues, net	$612,756	$525,854
Cost of goods sold	331,540	277,079

Gross profit	281,216	248,775

Selling, general and administrative expense	275,407	228,843

Operating income	5,809	19,932

Interest expense	15,332	11,877
Foreign currency loss	65	377
Minority interest and other (income) expense	(18)	484

(Loss) income before (benefit) provision for income taxes	(9,570)	7,194

(Benefit) provision for income taxes	(1,703)	1,858

Net (loss) income	$(7,867)	$5,336

Net (loss) income per share	$(0.06)	$0.04

Net (loss) income per share, assuming dilution	$(0.06)	$0.04

Weighted average common shares outstanding	124,013	122,341

Weighted average common shares outstanding, assuming dilution	124,013	127,737

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Unaudited)

	Three months ended July 31,
In thousands	2007	2006
Net (loss) income	$(7,867)	$5,336
Other comprehensive income (loss):
Foreign currency translation adjustment	5,541	5,798
Net unrealized gain (loss) on derivative instruments, net of tax of $1,277 (2007) and $(785) (2006)	2,308	(1,427)

Comprehensive (loss) income	$(18)	$9,707

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended July 31,
In thousands, except per share amounts	2007	2006
Revenues, net	$1,769,079	$1,583,924
Cost of goods sold	958,649	852,098

Gross profit	810,430	731,826

Selling, general and administrative expense	776,708	655,986

Operating income	33,722	75,840

Interest expense	45,675	36,417
Foreign currency loss (gain)	3,481	(616)
Minority interest and other (income) expense	(2,166)	895

(Loss) income before (benefit) provision for income taxes	(13,268)	39,144

(Benefit) provision for income taxes	(3,076)	11,476

Net (loss) income	$(10,192)	$27,668

Net (loss) income per share	$(0.08)	$0.23

Net (loss) income per share, assuming dilution	$(0.08)	$0.22

Weighted average common shares outstanding	123,579	121,928

Weighted average common shares outstanding, assuming dilution	123,579	127,564

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine months ended July 31,
In thousands	2007	2006
Net (loss) income	$(10,192)	$27,668
Other comprehensive income (loss):
Foreign currency translation adjustment	62,365	32,127
Net unrealized loss on derivative instruments, net of tax of $(4,233) (2007) and $(3,040) (2006)	(8,983)	(5,996)

Comprehensive income	$43,190	$53,799

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
In thousands, except share amounts	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$76,007	$36,834
Trade accounts receivable, less allowance for doubtful accounts of $42,236 (2007) and $32,480 (2006)	610,973	721,562
Other receivables	52,357	35,324
Income tax receivable	11,018	—
Inventories	545,515	425,864
Deferred income taxes	94,941	84,672
Prepaid expenses and other current assets	31,482	28,926

Total current assets	1,422,293	1,333,182

Fixed assets, less accumulated depreciation and amortization of $208,139 (2007) and $176,647 (2006)	319,887	282,334
Intangible assets, net	252,300	248,206
Goodwill	545,196	515,710
Other assets	49,104	45,954
Assets held for sale	18,264	21,842

Total assets	$2,607,044	$2,447,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$327,477	$315,891
Accounts payable	305,067	220,177
Accrued liabilities	176,045	201,087
Current portion of long-term debt	20,272	24,621
Income taxes payable	—	2,810

Total current liabilities	828,861	764,586

Long-term debt, net of current portion	716,901	689,690
Deferred income taxes and other long-term liabilities	101,368	100,632

Total liabilities	1,647,130	1,554,908

Minority interest	9,982	11,193

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 185,000,000; issued shares — 128,041,504 (2007) and 126,401,836 (2006)	1,280	1,264
Additional paid-in capital	300,087	274,488
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	548,867	559,059
Accumulated other comprehensive income	106,476	53,094

Total stockholders’ equity	949,932	881,127

Total liabilities and stockholders’ equity	$2,607,044	$2,447,228

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended July 31,
In thousands	2007	2006
Cash flows from operating activities:
Net (loss) income	$(10,192)	$27,668
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,785	47,581
Stock-based compensation and tax benefit on option exercises	11,276	16,056
Loss on sale of fixed assets	412	1,316
Foreign currency loss (gain)	994	(229)
Asset impairments	8,163	—
Minority interest and equity in earnings	(2,107)	1,427
Changes in operating assets and liabilities:
Trade accounts receivable	139,660	124,947
Other receivables	(15,994)	(4,665)
Inventories	(96,919)	(113,325)
Prepaid expenses and other current assets	(1,681)	(3,967)
Other assets	(1,521)	(8,677)
Accounts payable	77,819	22,559
Accrued liabilities	(26,595)	(29,884)
Income taxes payable	(12,862)	(27,063)

Net cash provided by operating activities	123,238	53,744

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	11,673	2,420
Capital expenditures	(78,806)	(61,321)
Business acquisitions, net of cash acquired	(34,310)	(34,848)

Net cash used in investing activities	(101,443)	(93,749)

Cash flows from financing activities:
Borrowings on lines of credit	118,734	245,672
Payments on lines of credit	(120,318)	(200,920)
Borrowings on long-term debt	121,959	129,705
Payments on long-term debt	(111,878)	(130,107)
Stock option exercises, employee stock purchases and tax benefit on option exercises	12,415	6,491

Net cash provided by financing activities	20,912	50,841

Effect of exchange rate changes on cash	(3,534)	(2,092)

Net increase in cash and cash equivalents	39,173	8,744
Cash and cash equivalents, beginning of period	36,834	75,598

Cash and cash equivalents, end of period	$76,007	$84,342

Supplementary cash flow information:
Cash paid during the period for:
Interest	$40,696	$31,201

Income taxes	$8,265	$40,763

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

Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial statements for the three and nine month periods ended July 31, 2007 and 2006. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2006 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

For the three and nine months ended July 31, 2007, the potential dilutive effect of common stock equivalents was not included in the weighted average shares for the computation of diluted earnings per share, as the effect was antidilutive.

2.	New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard during the nine months ended July 31, 2007. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the Company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on November 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. The Company adopted this standard during the nine months ended July 31, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment”. The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the nine months ended July 31, 2007 and 2006, options were valued assuming a risk-free interest rate of 4.8% and 4.5%, respectively, volatility of 43.1% and 44.9%, respectively, zero dividend yield, and an expected life of 5.6 and 5.2 years, respectively. The weighted average fair value of options granted was $7.16 and $6.32 for the nine months ended July 31, 2007 and 2006, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of July 31, 2007, the Company had approximately $13.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years. Compensation expense was included as selling, general and administrative expense for the period.

Changes in shares under option for the nine months ended July 31, 2007 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value
Outstanding, October 31, 2006	18,135,699	$8.61
Granted	1,242,051	15.20
Exercised	(1,552,481)	6.05		$13,127
Canceled	(198,852)	13.04

Outstanding, July 31, 2007	17,626,417	$9.25	5.9	$73,820

Options exercisable, July 31, 2007	12,667,614	$7.50	5.0	$71,406

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in non-vested shares under option for the nine months ended July 31, 2007 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2006	6,958,526	$6.29
Granted	1,242,051	7.16
Vested	(3,217,691)	5.92
Canceled	(24,083)	6.89

Non-vested, July 31, 2007	4,958,803	$6.72

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted shares and restricted share units can be issued from such plan. Stock issued under these plans generally vests from three to five years and may have certain performance based acceleration features which allow for earlier vesting in the future.

Changes in restricted stock for the nine months ended July 31, 2007 are as follows:

Shares
Outstanding, October 31, 2006	800,000
Granted	40,000
Vested	—
Forfeited	(45,000)

Outstanding, July 31, 2007	795,000

Compensation expense is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of July 31, 2007, there had been no acceleration of the amortization period. During the nine months ended July 31, 2007, the Company recognized approximately $0.5 million in related compensation expense. As of July 31, 2007, the Company had approximately $8.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years.

4.	Inventories

Inventories consist of the following:

	July 31,	October 31,
In thousands	2007	2006
Raw materials	$83,229	$40,951
Work in-process	14,953	12,991
Finished goods	447,333	371,922

	$545,515	$425,864

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	July 31, 2007			October 31, 2006
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$10,766	$(4,023)	$6,743	$7,965	$(2,659)	$5,306
Amortizable licenses	11,436	(5,337)	6,099	10,332	(4,047)	6,285
Other amortizable intangibles	27,088	(8,133)	18,955	27,379	(5,484)	21,895
Non-amortizable trademarks	220,503	—	220,503	214,720	—	214,720

	$269,793	$(17,493)	$252,300	$260,396	$(12,190)	$248,206

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the nine months ended July 31, 2007 and 2006 was $4.6 million and $3.7 million, respectively. Annual amortization expense is estimated to be approximately $5.7 million in the fiscal year ending October 31, 2007, approximately $4.2 million in the fiscal years ending October 31, 2008 through 2010 and $3.5 million in the fiscal year ending October 31, 2011.

In connection with the planned acquisition of the minority interest in Roger Cleveland Golf Company, Inc., the Company’s U.S. golf equipment operations (see note 9), the Company remeasured the carrying value of related intangible assets. As a result, the Company recorded asset impairments of approximately $8.2 million which included a goodwill impairment of approximately $5.4 million, trademark impairments of approximately $2.4 million and patent impairments of approximately $0.4 million. These impairment charges are included in selling, general and administrative expense. In accordance with the Company’s existing accounting policy, it will conduct its annual goodwill impairment test during the three months ending October 31, 2007.

Goodwill related to the Company’s operating segments is as follows:

	July 31,	October 31,
In thousands	2007	2006
Americas	$127,045	$132,674
Europe	277,826	255,558
Asia/Pacific	140,325	127,478

	$545,196	$515,710

Goodwill increased approximately $29.5 million during the nine months ended July 31, 2007. Of this amount, approximately $8.9 million related to acquisitions of certain distributors and retail store locations, and $26.0 million related to the effect of changes in foreign currency exchange rates. This increase was offset by a $5.4 million decrease in goodwill related to the Cleveland Golf goodwill impairment.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of income taxes, are as follows:

	July 31,	October 31,
In thousands	2007	2006
Foreign currency translation adjustment	$117,406	$55,041
Loss on cash flow hedges and interest rate swaps	(10,930)	(1,947)

	$106,476	$53,094

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, wintersports and golf equipment, footwear, accessories and related products. The Company operates in three segments, the Americas, Europe and Asia/Pacific. Costs that support all three operating segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues for the nine months ended July 31, 2007.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating segments is as follows:

	Three Months Ended July 31,
In thousands	2007	2006
Revenues, net:
Americas	$335,013	$277,413
Europe	212,696	190,998
Asia/Pacific	63,860	56,309
Corporate operations	1,187	1,134

	$612,756	$525,854

Gross profit:
Americas	$138,795	$119,075
Europe	111,266	101,401
Asia/Pacific	30,059	27,697
Corporate operations	1,096	602

	$281,216	$248,775

Operating income:
Americas	$30,251	$32,888
Europe	(10,733)	(4,444)
Asia/Pacific	4,662	3,999
Corporate operations	(18,371)	(12,511)

	$5,809	$19,932

	Nine Months Ended July 31,
In thousands	2007	2006
Revenues, net:
Americas	$855,380	$748,173
Europe	735,522	669,299
Asia/Pacific	175,012	162,898
Corporate operations	3,165	3,554

	$1,769,079	$1,583,924

Gross profit:
Americas	$346,817	$310,023
Europe	379,631	344,621
Asia/Pacific	81,328	75,554
Corporate operations	2,654	1,628

	$810,430	$731,826

Operating income:
Americas	$40,200	$58,508
Europe	37,090	51,159
Asia/Pacific	1,640	4,678
Corporate operations	(45,208)	(38,505)

	$33,722	$75,840

Identifiable assets:
Americas	$909,268	$824,703
Europe	1,281,178	1,120,009
Asia Pacific	351,927	319,806
Corporate operations	64,671	53,438

	$2,607,044	$2,317,956

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars and to fluctuations in interest rates related to its variable rate debt. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses various foreign currency exchange contracts and intercompany loans. In addition, interest rate swaps are used to manage the Company’s exposure to the risk of fluctuations in interest rates.

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency and interest rate risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $0.6 million was recognized related to these types of derivatives during the nine months ended July 31, 2007. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of July 31, 2007, the Company was hedging forecasted transactions expected to occur through October 2009. Assuming exchange rates at July 31, 2007 remain constant, $10.9 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 27 months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the nine months ended July 31, 2007, the Company reclassified into earnings a net loss of $4.7 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of derivative contracts at July 31, 2007 is as follows:

	Notional
In thousands	Amount	Maturity	Fair Value
United States dollar	$468,732	Aug 2007 – Oct 2009	$(19,692)
British pound	16,191	Aug 2007 – Oct 2007	275
Canadian dollar	8,439	Aug 2007 – Jan 2008	137
Interest rate swap	22,531	Apr 2008 – Sep 2009	(14)

	$515,893		$(19,294)

9.	Business Acquisitions

In June 2007, the Company entered into a stock purchase agreement to acquire the minority interest of Roger Cleveland Golf Company, Inc. (“Cleveland Golf”), the Company’s U.S. golf equipment operations. The Company had previously acquired 63.63% of Cleveland Golf as part of the acquisition of Rossignol in July 31, 2005 and plans to acquire the remaining 36.37% of Cleveland Golf during the three months ending October 31, 2007. The purchase price for the remaining minority interest of Cleveland Golf, excluding transaction costs, will include a cash payment of $17.5 million at closing. The Company will account for this transaction as a step acquisition and will record 36.37% of any fair value adjustments related to the acquisition of the remaining portion of Cleveland Golf. The Company also agreed to terminate all consulting arrangements with the former minority interest holders of Cleveland Golf and recorded an expense of approximately $5.0 million in contract termination costs. These contract termination costs are expected to be paid upon closing of the minority interest acquisition during the three months ending October 31, 2007.

Effective July 31, 2005, the Company acquired Skis Rossignol SA (“Rossignol”), a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands, and also sells golf products under the Cleveland Golf and Never Compromise brands. The Company has included the operations of Rossignol in its results since August 1, 2005. The purchase price, excluding transaction costs, included cash of approximately $208.3 million, approximately 2.2 million restricted shares of the Company’s common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. Transaction costs totaled approximately $16.0 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for the five days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35% (currently 6.6%). The mandatory purchase of the remaining Rossignol shares was required under French law as the Company had obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer. The purchase of these shares was completed in the quarter ended October 31, 2005 and the Company now owns 100% of the shares in Rossignol. Upon the future exercise of the Rossignol stock options, the Company will purchase the newly issued shares from the Rossignol stock option holders, retaining 100% ownership in Rossignol. These Rossignol stock options are treated as variable for accounting purposes and subsequent changes in the value of these stock options are recorded as compensation expense in the Company’s consolidated statement of income. The Company acquired a majority interest in Cleveland Golf when it acquired Rossignol, but certain former owners of Cleveland Golf retained a minority interest of 36.37%. The Company and the minority owners entered into a put/call arrangement whereby the minority owners of Cleveland Golf can require the Company to buy all of their

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interest in Cleveland Golf after 4.5 years and the Company can buy their interest at its option after 7 years, each at a purchase price generally determined by reference to a multiple of Cleveland Golf’s annual profits and the Company’s price-earnings ratio. As a result of the minority interest and put/call arrangement, the Company accounted for Cleveland Golf as a step acquisition. In a step acquisition, where less than 100% of an entity is acquired, only a portion of the fair value adjustments are recorded in the acquiring company’s balance sheet equal to the percentage ownership in the acquired company. Based on this step acquisition accounting, the Company has recorded 63.63% of the fair value adjustments for Cleveland Golf in its balance sheet. In June 2007, the put/call arrangement was replaced by the stock purchase agreement discussed above. This transaction is expected to close during the three months ending October 31, 2007. Goodwill arises from synergies the Company believes can be achieved integrating Rossignol’s brands, products and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of customer relationships, patents and athlete contracts with estimated useful lives of twenty, seven and two years, respectively. The acquired trademarks are non-amortizing as they have been determined to have indefinite lives.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the Rossignol acquisition in accordance with the purchase method of accounting:

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

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (“the Plan”). As of July 31, 2007, the Company has recognized approximately $65.3 million of liabilities related to the Plan. See Note 11 for further description of the Plan.

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the Surfection acquisition in accordance with the purchase method of accounting:

August 1,
In thousands	2005
Inventory and other current assets	$3,239
Fixed assets	4,839
Amortizing intangible assets	450
Goodwill	21,393

Total assets acquired	29,921

Other liabilities	7,419

Net assets acquired	$22,502

The Company paid cash of approximately $34.3 million for business acquisitions during the nine months ended July 31, 2007, of which $20.2 million relates to a payment to the former owners of DC Shoes, Inc. related to the achievement of certain sales and earnings targets, and the remaining $14.1 million relates primarily to acquisitions of certain other distributors and retail store locations.

10.	Litigation, Indemnities and Guarantees

The Company has been named in a class action lawsuit that alleges willful violation of the federal Fair and Accurate Credit Transaction Act based upon certain of the Company’s retail stores’ alleged electronic printing of receipts on which appeared more than the last five digits of customers’ credit or debit card number and/or the expiration date of such customers’ credit or debit card. The Company is currently unable to assess the extent of damages, if any, that could be awarded to the plaintiff class if it were to prevail. The Company intends to vigorously defend itself against the claims asserted. No provision has been made in the Company’s financial statements for the nine months ended July 31, 2007.

The Company is also involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition or results of operations.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

11.	Rossignol Integration Plan and Pre-acquisition Restructuring Plan

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of July 31, 2007 the Company has recognized approximately $65.3 million of liabilities related to the Plan, including

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of the Company’s wintersports equipment sales and distribution operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with SFAS No. 141, “Business Combinations” and Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. As of July 31, 2007, the Company has also recognized approximately $1.4 million in inventory impairments relating to the realignment of its European manufacturing facilities. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are not significant and are charged to earnings. Certain land and facilities owned by the acquired company are expected to be sold during the next 12 months in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in France, total approximately $18.3 million at July 31, 2007. If the Company has overestimated these integration costs, the excess will reduce goodwill in future periods. If the Company has underestimated these integration costs, additional liabilities recognized will be recorded in earnings.

Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	and Other	Total
Recorded in purchase price allocation	$3,673	$1,574	$5,247
Adjustment to purchase price allocation	17,463	752	18,215
Cash payments	(17)	(44)	(61)
Foreign currency translation	(83)	(6)	(89)

Balance, October 31, 2005	21,036	2,276	23,312

Adjustment to purchase price allocation	36,733	5,130	41,863
Cash payments	(14,974)	(2,555)	(17,529)
Foreign currency translation	2,689	90	2,779

Balance, October 31, 2006	45,484	4,941	50,425

Cash payments	(13,541)	(2,597)	(16,138)
Foreign currency translation	2,889	533	3,422

Balance, July 31, 2007	$34,832	$2,877	$37,709

Prior to the acquisition of Rossignol, a restructuring plan was announced related to Rossignol’s French manufacturing facilities (“Pre-acquisition Restructuring Plan”). The costs associated with the Pre-acquisition Restructuring Plan consist of termination benefits achieved through voluntary early retirement and voluntary termination of certain employees.

Activity and liability balances recorded as part of the Pre-acquisition Restructuring Plan are as follows:

In thousands	Workforce
Balance, October 31, 2006	$1,587
Cash payments	(453)
Foreign currency translation	100

Balance, July 31, 2007	$1,234

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of July 31, 2007 and October 31, 2006 and for the nine months ended July 31, 2007 and 2006. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Due to the seasonality of the Company’s quarterly operations, management has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2007, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended July 31, 2007

		Wholly-
		owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
Revenues, net	$38	$671,202	$109,529	$1,040,448	$(52,138)	$1,769,079
Cost of goods sold	—	401,575	71,158	516,742	(30,826)	958,649

Gross profit	38	269,627	38,371	523,706	(21,312)	810,430

Selling, general and administrative expense	43,701	242,804	45,535	465,174	(20,506)	776,708

Operating (loss) income	(43,663)	26,823	(7,164)	58,532	(806)	33,722
Interest expense	32,062	4,319	2,503	6,791	—	45,675
Foreign currency loss	1,047	108	—	2,326	—	3,481
Minority interest and other expense	(2,204)	(2)	—	40	—	(2,166)

(Loss) income before (benefit) provision for income taxes	(74,568)	22,398	(9,667)	49,375	(806)	(13,268)
(Benefit) provision for income taxes	(17,285)	5,192	(2,241)	11,258	—	(3,076)

Net (loss) income	$(57,283)	$17,206	$(7,426)	$38,117	$(806)	$(10,192)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended July 31, 2006

		Wholly-
		owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
Revenues, net	$418	$608,367	$108,980	$914,147	$(47,988)	$1,583,924
Cost of goods sold	—	367,138	59,106	456,320	(30,466)	852,098

Gross profit	418	241,229	49,874	457,827	(17,522)	731,826

Selling, general and administrative expense	36,270	199,510	44,320	393,036	(17,150)	655,986

Operating (loss) income	(35,852)	41,719	5,554	64,791	(372)	75,840
Interest expense	28,300	2,317	2,473	3,327	—	36,417
Foreign currency (gain) loss	(674)	(64)	—	122	—	(616)
Minority interest and other expense	694	—	—	201	—	895

(Loss) income before (benefit) provision for income taxes	(64,172)	39,466	3,081	61,141	(372)	39,144
(Benefit) provision for income taxes	(18,813)	11,570	903	17,816	—	11,476

Net (loss) income	$(45,359)	$27,896	$2,178	$43,325	$(372)	$27,668

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At July 31, 2007

		Wholly-
		owned		Non-
	Quiksilver,	Guarantor	Cleveland	Guarantor
In thousands	Inc.	Subsidiaries	Golf	Subsidiaries	Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(1,034)	$6,441	$1,644	$68,956	$—	$76,007
Trade accounts receivable, net	—	203,528	36,702	370,743	—	610,973
Other receivables	878	21,019	819	29,641	—	52,357
Income tax receivable	—	23,479	3,543	(16,004)	—	11,018
Inventories	—	164,099	24,987	358,872	(2,443)	545,515
Deferred income taxes	—	20,435	2,349	72,157	—	94,941
Prepaid expenses and other current assets	1,889	8,864	1,268	19,461	—	31,482

Total current assets	1,733	447,865	71,312	903,826	(2,443)	1,422,293

Fixed assets, net	6,818	91,612	3,249	218,208	—	319,887
Intangible assets, net	2,588	80,294	1,481	167,937	—	252,300
Goodwill	—	157,932	2,472	384,792	—	545,196
Investment in subsidiaries	561,992	—	—	—	(561,992)	—
Other assets	10,509	17,693	301	20,601	—	49,104
Assets held for sale	—	—	—	18,264	—	18,264

Total assets	$583,640	$795,396	$78,815	$1,713,628	$(564,435)	$2,607,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$327,477	$—	$327,477
Accounts payable	1,004	122,940	9,678	171,445	—	305,067
Accrued liabilities	29,254	18,395	5,407	122,989	—	176,045
Current portion of long-term debt	—	—	—	20,272	—	20,272
Intercompany balances	131,426	38,173	37,772	(207,371)	—	—

Total current liabilities	161,684	179,508	52,857	434,812	—	828,861

Long-term debt, net of current portion	400,000	153,950	—	162,951	—	716,901
Deferred income taxes and other long-term liabilities	—	28,650	(353)	73,071	—	101,368

Total liabilities	561,684	362,108	52,504	670,834	—	1,647,130

Minority interest	—	9,982	—	—	—	9,982

Stockholders’/invested equity	21,956	423,306	26,311	1,042,794	(564,435)	949,932

Total liabilities and stockholders’ equity	$583,640	$795,396	$78,815	$1,713,628	$(564,435)	$2,607,044

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2007

				Non-
		Guarantor	Cleveland	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Golf	Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(57,283)	$17,206	$(7,426)	$37,311	$(10,192)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	447	14,618	1,411	36,309	52,785
Stock-based compensation	11,276	—	—	—	11,276
Loss on disposal of fixed assets	—	16	—	396	412
Foreign currency loss	431	—	—	563	994
Asset impairment	—	6,707	1,456	—	8,163
Minority interest and equity in earnings	—	(2,459)	—	352	(2,107)
Changes in operating assets and liabilities:
Trade accounts receivable	—	2,325	285	137,050	139,660
Other receivables	220	(9,403)	(110)	(6,701)	(15,994)
Inventories	—	(19,011)	2,135	(80,043)	(96,919)
Prepaid expenses and other current assets	(186)	1,134	684	(3,313)	(1,681)
Other assets	400	216	(30)	(2,107)	(1,521)
Accounts payable	(1,298)	33,569	6,153	39,395	77,819
Accrued liabilities	16,265	(173)	(678)	(42,009)	(26,595)
Income taxes payable	—	(39,788)	(4,886)	31,812	(12,862)

Net cash (used in) provided by operating activities	(29,728)	4,957	(1,006)	149,015	123,238

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	4,463	—	7,210	11,673
Capital expenditures	(1,058)	(27,132)	(643)	(49,973)	(78,806)
Business acquisitions, net of cash acquired	(752)	(20,206)	—	(13,352)	(34,310)

Net cash used in investing activities	(1,810)	(42,875)	(643)	(56,115)	(101,443)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	4,000	114,734	118,734
Payments on lines of credit	—	(209)	(4,000)	(116,109)	(120,318)
Borrowings on long-term debt	—	112,950	—	9,009	121,959
Payments on long-term debt	—	(85,005)	—	(26,873)	(111,878)
Stock option exercises, employee stock purchases and tax benefit on option exercises	12,415	—	—	—	12,415
Intercompany	18,081	15,086	1,438	(34,605)	—

Net cash provided by (used in) financing activities	30,496	42,822	1,438	(53,844)	20,912

Effect of exchange rate changes on cash	—	—	—	(3,534)	(3,534)

Net (decrease) increase in cash and cash equivalents	(1,042)	4,904	(211)	35,522	39,173
Cash and cash equivalents, beginning of period	8	1,537	1,855	33,434	36,834

Cash and cash equivalents, end of period	$(1,034)	$6,441	$1,644	$68,956	$76,007

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2006

				Non-
		Guarantor	Cleveland	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Golf	Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(45,359)	$27,896	$2,178	$42,953	$27,668
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	434	14,519	1,522	31,106	47,581
Stock-based compensation	16,056	—	—	—	16,056
Loss on sale of fixed assets	—	25	—	1,291	1,316
Foreign currency (gain) loss	(33)	14	—	(210)	(229)
Minority interest and equity in earnings	695	—	—	732	1,427
Changes in operating assets and liabilities:
Trade accounts receivable	—	22,084	(96)	102,959	124,947
Other receivables	143	499	(1,044)	(4,263)	(4,665)
Inventories	—	(34,052)	(6,774)	(72,499)	(113,325)
Prepaid expenses and other current assets	1,108	(1,694)	1,244	(4,625)	(3,967)
Other assets	329	116	(299)	(8,823)	(8,677)
Accounts payable	153	12,080	(1,087)	11,413	22,559
Accrued liabilities	1,925	(3,957)	(1,813)	(26,039)	(29,884)
Income taxes payable	—	(1,276)	1,714	(27,501)	(27,063)

Net cash (used in) provided by operating activities	(24,549)	36,254	(4,455)	46,494	53,744

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	12	—	2,408	2,420
Capital expenditures	(2,257)	(24,066)	(1,278)	(33,720)	(61,321)
Business acquisitions, net of cash acquired	(2,998)	(5,000)	—	(26,850)	(34,848)

Net cash used in investing activities	(5,255)	(29,054)	(1,278)	(58,162)	(93,749)

Cash flows from financing activities:
Borrowings on lines of credit	—	172	—	245,500	245,672
Payments on lines of credit	—	(9,948)	(5,000)	(185,972)	(200,920)
Borrowings on long-term debt	(1,266)	68,450	4,000	58,521	129,705
Payments on long-term debt	—	(29,189)	(4,327)	(96,591)	(130,107)
Proceeds from stock option exercises	6,491	—	—	—	6,491
Intercompany	22,858	(52,979)	13,857	16,264	—

Net cash provided by (used in) financing activities	28,083	(23,494)	8,530	37,722	50,841
Effect of exchange rate changes on cash	86	(867)	—	(1,311)	(2,092)

Net (decrease) increase in cash and cash equivalents	(1,635)	(17,161)	2,797	24,743	8,744
Cash and cash equivalents, beginning of period	1,177	20,816	986	52,619	75,598

Cash and cash equivalents, end of period	$(458)	$3,655	$3,783	$77,362	$84,342

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Long-term debt

During the three months ended July 31, 2007, the Company was out of compliance with certain profitability covenants on a 50.0 million euro term loan of a Rossignol subsidiary in Europe. As of July 31, 2007, this debt was approximately $68.3 million (50.0 million euros). The Company obtained a waiver from the bank for the three months ended July 31, 2007 and additionally amended the existing agreement to remove these financial covenants through October 2008. Accordingly, the Company continues to classify this debt as long term as of July 31, 2007.

ROGER CLEVELAND GOLF COMPANY, INC.
Following are the financial statements of Roger Cleveland Golf Company, Inc. Roger Cleveland Golf Company, Inc. is a guarantor subsidiary of Quiksilver Inc.’s publicly registered senior notes. As Roger Cleveland Golf Company, Inc. is not wholly owned by Quiksilver, Inc., these condensed financial statements are being furnished pursuant to Rule 10-01 of Regulation S-X.

Roger Cleveland Golf Company, Inc. Condensed Statement of Operations and Comprehensive Income/Loss (Unaudited) Three Months Ended July 31, 2007 and 2006	26

Roger Cleveland Golf Company, Inc. Condensed Statement of Operations and Comprehensive Income/Loss (Unaudited) Nine Months Ended July 31, 2007 and 2006	27

Roger Cleveland Golf Company, Inc. Condensed Balance Sheets (Unaudited) July 31, 2007 and October 31, 2006	28

Roger Cleveland Golf Company, Inc. Condensed Statements of Cash Flows (Unaudited) Nine Months Ended July 31, 2007 and 2006	29

Roger Cleveland Golf Company, Inc. Notes to Condensed Financial Statements (Unaudited)	30

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS
(Unaudited)

	Three Months Ended July 31,
In thousands	2007	2006
Revenues, net	$47,193	$38,625
Cost of goods sold	29,753	21,006

Gross profit	17,440	17,619

Selling, general, and administrative expense	16,922	14,319

Operating income	518	3,300
Interest expense	950	865
Other income	—	(152)

(Loss) income before (benefit) provision for income taxes	(432)	2,587

(Benefit) provision for income taxes	(164)	983

Net (loss) income and comprehensive (loss) income	$(268)	$1,604

See notes to condensed financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS
(Unaudited)

	Nine Months Ended July 31,
In thousands	2007	2006
Revenues, net	$109,529	$108,980
Cost of goods sold	71,158	59,106

Gross profit	38,371	49,874

Selling, general, and administrative expense	45,535	44,675

Operating (loss) income	(7,164)	5,199
Interest expense	2,503	2,473
Other income	—	(355)

(Loss) income before (benefit) provision for income taxes	(9,667)	3,081

(Benefit) provision for income taxes	(3,673)	1,171

Net (loss) income	(5,994)	1,910

Loss on derivative investments, net of tax	—	(42)

Comprehensive (loss) income	$(5,994)	$1,868

See notes to condensed financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
In thousands (except share amounts)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,644	$1,855
Accounts receivable, less allowance for bad debts of $757 (2007) and $1,000 (2006)	36,702	36,987
Income taxes receivable	3,543	—
Inventories	24,987	27,122
Deferred income taxes	2,349	2,349
Prepaid expenses and other current assets	2,087	2,661
Due from affiliates	8,282	8,591

Total current assets	79,594	79,565

Equipment and leasehold improvements less accumulated depreciation and amortization of $7,062 and $6,036	3,249	3,801
Other intangible assets, net	1,481	3,150
Goodwill	2,472	2,472
Deferred income taxes	353	353
Other assets	301	274

Total assets	$87,450	$89,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$—
Accounts payable	9,678	3,525
Accrued payroll and benefits	2,142	2,677
Other accrued expenses	3,265	3,408
Due to affiliates	2,054	1,357
Income taxes payable	—	1,343

Total current liabilities	17,139	12,310

Due to affiliates	44,000	45,000

Total liabilities	61,139	57,310

Stockholders’ equity:
Common stock no par value – 500,000 shares authorized; 290,224 shares issued and outstanding	22,000	22,000
Retained earnings	4,311	10,305

Total stockholders’ equity	26,311	32,305

Total liabilities and stockholders’ equity	$87,450	$89,615

See notes to condensed financial statements.

ROGER CLEVELAND GOLF COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,
In thousands	2007	2006
Cash flows from operating activities:
Net (loss) income	$(5,994)	$1,910
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,411	1,522
Asset impairment	1,456	—
Changes in assets and liabilities:
Accounts receivable, net	285	(96)
Inventories	2,135	(6,774)
Prepaid expenses and other current assets	574	200
Other assets	(30)	(299)
Accounts payable	6,153	(1,087)
Due from affiliates, net	1,006	(1,143)
Accrued expenses	(678)	(1,813)
Income taxes payable	(4,886)	1,982

Net cash provided by (used in) operating activities	1,432	(5,598)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(643)	(1,278)

Net cash used in investing activities	(643)	(1,278)

Cash flows from financing activities:
Borrowings on lines of credit	4,000	4,000
Payments on lines of credit	(4,000)	(5,000)
Proceeds from affiliate loans, net of repayments	(1,000)	15,000
Payments of long-term debt	—	(4,327)

Net cash (used in) provided by financing activities	(1,000)	9,673

Net (decrease) increase in cash	(211)	2,797
Cash, beginning of period	1,855	986

Cash, end of period	$1,644	$3,783

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2,910	$2,522

Income taxes	$1,213	$(838)

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

Roger Cleveland Golf Company, Inc. (the “Company”) manufactures, markets, and distributes golf clubs and related accessories. The Company is owned 64.63% by certain subsidiaries of Quiksilver, Inc. (the “Parent”) and 36.37% by a group of individuals. The Parent acquired its majority interest in the Company on July 31, 2005, and as a result, the financial statements do not include financial statements for any periods prior to July 31, 2005. The Parent’s new basis is not reflected in the accompanying financial statements as these financial statements have been prepared on the carryover basis of accounting.

The Parent has $400 million in publicly registered senior notes. In July 2006, the Company became a guarantor subsidiary of these senior notes, fully and unconditionally guaranteeing the senior note indebtedness of the Parent. Accordingly, the accompanying financial statements are being included in the Parent’s Form 10-Q in accordance with the SEC’s Regulation S-X, Rule 3-10. The inclusion of the Company’s financial statements in the Parent’s filings is expected to cease due to the Parent’s acquisition of the remaining minority interest in the Company. This acquisition is expected to close during the three months ending October 31, 2007 (see note 3).

2.	New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard during the nine months ended July 31, 2007. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the Company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on November 1, 2007. The Company is currently assessing the impact the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. The Company adopted this standard during the nine months ended July 31, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

3.	Intangible Assets

The Company’s intangible assets consist of the following:

	July 31, 2007			October 31, 2006
	Gross	Amorti-			Amorti-
In thousands	Amount	zation	Net	Amount	zation	Net
Tradenames and trademarks	$800	$—	$800	$3,100	$(689)	$2,411
Patents	1,813	(1,546)	267	1,643	(1,371)	272
Customer relationships	700	(286)	414	700	(233)	467

	$3,313	$(1,832)	$1,481	$5,443	$(2,293)	$3,150

In June 2007, the Parent entered into a stock purchase agreement to acquire the 36.37% minority interest in the Company. The transaction is expected to close during the three months ending October 31, 2007. As a result of this planned transaction, the Company remeasured the carrying values of related intangible assets. As a result, the Company recorded an impairment charge of approximately $1.5 million during the three months ended July 31, 2007.

Amortization expense of intangible assets for the nine months ended July 31, 2007 and 2006 was approximately $0.4 million and $0.5 million, respectively. Annual amortization expense for the fiscal year ending October 31, 2007 is estimated to be $0.5 million. Annual amortization expense for fiscal years ending October 31, 2008 through 2011 is estimated to be $0.1 million.

4.	Inventories

Inventories consist of the following:

	July 31,	October 31,
In thousands	2007	2006
Raw materials	$14,071	$12,287
Work in process	190	41
Finished goods	10,726	14,794

	$24,987	$27,122

ROGER CLEVELAND GOLF COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5.	Related Party Transactions

Amounts due to affiliates consist of the following:

	July 31,	October 31,
In thousands	2007	2006
Affiliated debt due to Quiksilver Americas, Inc.	$44,000	$45,000
Amounts due to Parent and other Parent subsidiaries	2,054	1,357
Amounts due from Parent and other Parent subsidiaries	(8,282)	(8,591)

	$37,772	$37,766

Interest expense on borrowings from Quiksilver Americas, Inc. was approximately $2.4 million for the nine months ended July 31, 2007 and 2006. The weighted average interest rate on these borrowings was 6.8% at July 31, 2007. This interest rate corresponds to the rate at which Quiksilver Americas, Inc. borrowed these funds, on the Company’s behalf, under the shared credit facility. Sales to Quiksilver, Inc. subsidiaries amounted to $18.8 million and $11.4 million for the nine months ended July 31, 2007 and 2006, respectively.

6.	Indemnities, Guarantees and Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver,” “we,” “our” or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this report is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2006 and subsequent reports on Form 8-K which discuss our business and related risks in greater detail and should be considered carefully before deciding to purchase, hold or sell our securities.
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
Over the past 36 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. With our acquisition of Rossignol, we added a collection of leading ski equipment brands to our company that we believe will be the foundation for a full range of technical ski apparel, sportswear and accessories. Also, as part of our acquisition of Rossignol, we acquired a majority interest in Roger Cleveland Golf Company, Inc., a leading producer of wedges and golf clubs in the United States. We expect to acquire the remaining minority interest in Cleveland Golf during the three months ending October 31, 2007.
Since we acquired Rossignol, our business has become more seasonal. Our revenues and operating profits are generally higher in our fourth and first fiscal quarters ending October 31 and January 31, which affect our consolidated quarterly results. In addition, our working capital and debt levels can are generally higher during our third and fourth fiscal quarters ending July 31 and October 31.
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

Results of Operations
The table below shows the components in our statements of income and other data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Statement of Income data
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	45.9	47.3	45.8	46.2
Selling, general and administrative expense	44.9	43.5	43.9	41.4

Operating income	1.0	3.8	1.9	4.8

Interest expense	2.5	2.3	2.6	2.3
Foreign currency and other expense	0.1	0.1	0.0	0.0

(Loss) income before (benefit) provision for income taxes	(1.6)	1.4	(0.7)	2.5

(Benefit) provision for income taxes	(0.3)	0.4	(0.1)	0.8

Net (loss) income	(1.3)%	1.0%	(0.6)%	1.7%

Other data
EBITDA (1)	6.0%	7.6%	6.0%	8.8%

(1)	EBITDA is defined as net income before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use EBITDA, along with other GAAP measures, as a measure of profitability because EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the effect of non-cash stock-based compensation expense. We believe it is useful to investors for the same reasons. EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash compensation expense and the effect of asset impairments. Following is a reconciliation of net income to EBITDA:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Net (loss) income	$(7,867)	$5,336	$(10,192)	$27,668
(Benefit) provision for income taxes	(1,703)	1,858	(3,076)	11,476
Interest expense	15,332	11,877	45,675	36,417
Depreciation and amortization	18,669	16,229	52,785	47,581
Non-cash stock compensation expense	4,052	4,732	13,199	16,056
Non-cash asset impairments	8,163	—	8,163	—

EBITDA	$36,646	$40,032	$106,554	$139,198

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006
Our total net revenues for the three months ended July 31, 2007 increased 17% to $612.8 million from $525.8 million in the comparable period of the prior year. Revenues in the Americas increased 21% to $335.0 million for the three months ended July 31, 2007 from $277.4 million in the comparable period of the prior year, and European revenues increased 11% to $212.7 million from $191.0 million for those same periods. As measured in euros, Quiksilver Europe’s primary functional currency, revenues in the current year’s quarter increased 4% compared to the prior year. Asia/Pacific revenues increased 13% to $63.9 million in the three months ended July 31, 2007 from $56.3 million in the comparable period of the prior year. In Australian dollars, Quiksilver Asia/Pacific’s primary functional currency, Asia/Pacific revenues increased 1% from the comparable period of the prior year.
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

Our apparel brand revenues for the three months ended July 31, 2007 increased 18% to $524.8 million from $446.4 million for the three months ended July 31, 2006. This increase resulted from strength in our DC, Quiksilver and Roxy brands, partially offset by a slight decrease in our other apparel brand revenues. DC’s growth was primarily in footwear and, to a lesser extent, its apparel and accessories products. Quiksilver and Roxy brand revenue growth came primarily from growth in apparel and, to a lesser extent, accessories and footwear products. Our equipment brand revenues increased 11% during the three months ended July 31, 2007 to $86.8 million from $78.3 million for the three months ended July 31, 2006. This increase in revenues came from our golf equipment brand business which was slightly offset by our wintersports equipment brand revenues. The increase in golf equipment brand revenues is primarily related to the clearance of prior model inventory. Our wintersports equipment brand revenues were down slightly as a result of lower sales offset by the positive effect of foreign currency exchange rates. Preorders of our wintersports equipment products for the upcoming 2007/2008 winter season, to be shipped during the three months ending October 31, 2007, are expected to be lower than the prior year’s season due to decreased market demand caused by the lack of snowfall in many parts of Europe and the United States in the 2006/2007 winter season.

	Three Months Ended July 31,
	2007			2006
		Equip-			Equip-
	Apparel	ment		Apparel	ment
In thousands	Brands	Brands	Total	Brands	Brands	Total
Americas	$279,829	$55,184	$335,013	$233,112	$44,301	$277,413
Europe	185,012	27,684	212,696	160,698	30,300	190,998
Asia/Pacific	59,936	3,924	63,860	52,577	3,732	56,309
Corporate operations	—	—	1,187	—	—	1,134

	$524,777	$86,792	$612,756	$446,387	$78,333	$525,854

In the Americas, our apparel brand revenues for the three months ended July 31, 2007 increased 20%, while our equipment brand revenues increased 25% compared to the three months ended July 31, 2006. In Europe, our apparel brand revenues for the three months ended July 31, 2007 increased 15% and our equipment brand revenues decreased 9% compared to the three months ended July 31, 2006. In Asia/Pacific, our apparel brand revenues for the three months ended July 31, 2007 increased 14%, while our equipment brand revenues increased 5% compared to the three months ended July 31, 2006.
Our consolidated gross profit margin for the three months ended July 31, 2007 decreased to 45.9% from 47.3% in the comparable period of the prior year. The Americas’ gross profit margin decreased to 41.4% from 42.9%, while the European gross profit margin decreased to 52.3% from 53.1%, and the Asia/Pacific gross profit margin decreased to 47.1% from 49.2% for those same periods. The decrease in the Americas’ gross profit margin was primarily due to lower margins from our equipment brands. Our European gross profit margin decrease was primarily due to sales from our lower margin equipment brands. In Asia/Pacific, the gross profit margin decrease was primarily due to lower margins in our apparel brands in Australia and, to a lesser extent, lower margins from our equipment brands.
Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2007 increased 20% to $275.4 million from $228.8 million in the comparable period of the prior year. Americas’ SG&A increased 26% to $108.5 million from $86.2 million, while European SG&A increased 15% to $122.0 million from $105.8 million and Asia/Pacific SG&A increased 7% to $25.4 million from $23.7 million for those same periods. As a percentage of revenues, SG&A increased to 44.9% for the three months ended July 31, 2007 from 43.5% for the three months ended July 31, 2006. The consolidated increase in SG&A as a percentage of revenue was primarily caused by intangible asset impairment charges and contract termination costs, the costs of additional retail stores and increased distribution costs. As a result of our planned acquisition of the remaining minority interest in Cleveland Golf, we recorded intangible asset impairment charges of approximately $8.2 million during the three months ended July 31, 2007. We also agreed to terminate all consulting arrangements with the former minority interest holder of Cleveland Golf and recorded an expense of approximately $5.0 million in contract termination costs during this period.

Interest expense for the three months ended July 31, 2007 increased to $15.3 million from $11.9 million in the three months ended July 31, 2006. This increase was primarily due to higher borrowing levels on our lines of credit to finance our increased working capital needs and, to a lesser extent, higher interest rates on our variable-rate debt in Europe and the United States.
Our foreign currency loss amounted to $0.1 million for the three months ended July, 31, 2007 compared to a loss of $0.4 million in the comparable period of the prior year. This loss resulted primarily from the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
The effective income tax rate for the three months ended July 31, 2007 was 17.8% compared to 25.8% for the three months ended July 31, 2006. Our estimated annual effective income tax rate is lower than the prior period’s annual rate primarily due to the higher impact of certain beneficial items included in our tax rate.
Our net loss for the three months ended July 31, 2007 was $7.9 million or $0.06 per share on a diluted basis compared to net income of $5.3 million or $0.04 per share on a diluted basis in the comparable period of the prior year. Basic net loss per share was $0.06 per share for the three months ended July 31, 2007 compared to net income of $0.04 per share in the comparable period of the prior year. EBITDA decreased 9% to $36.6 million from $40.0 million for those same periods.
Nine Months Ended July 31, 2007 Compared to Nine Months Ended July 31, 2006
Our total net revenues for the nine months ended July 31, 2007 increased 12% to $1,769.1 million from $1,583.9 million in the comparable period of the prior year. Revenues in the Americas increased 14% to $855.4 million for the nine months ended July 31, 2007 from $748.2 million in the comparable period of the prior year, and European revenues increased 10% to $735.5 million from $669.3 million for those same periods. As measured in euros, European revenues in the first nine months of the current year increased 1% as compared to the prior year. Asia/Pacific revenues increased 7% to $175.0 million in the nine months ended July 31, 2007 compared to $162.9 million in the comparable period of the prior year. In Australian dollars, Asia/Pacific revenues decreased 1% over the comparable period of the prior year.
Our apparel brand revenues for the nine months ended July 31, 2007 increased 19% to $1,452.5 million from $1,224.1 million for the nine months ended July 31, 2006. This increase resulted from strength in our Quiksilver, Roxy and DC brands. Quiksilver and Roxy brand revenue growth came primarily from apparel and, to a lesser extent, footwear and accessories products. DC’s growth was primarily in footwear and, to a lesser extent, its apparel and accessories products. Our equipment brand revenues decreased 12% during the nine months ended July 31, 2007 to $313.4 million from $356.2 million for the nine months ended July 31, 2006. This decrease came from our wintersports equipment brands partially offset by a slight increase in our golf equipment brand revenue. We shipped wintersports equipment earlier during the 2006/2007 winter season compared to the year before, which resulted in higher revenues in the fourth quarter of our last full fiscal year ended October 31, 2006 compared to the comparable period of the prior year and lower revenues in the three months ended January 31, 2007 compared to the comparable period of the prior year. Between February and July 2007, our wintersports equipment brand revenues only increased slightly. Consequently, for the nine months ended July 31, 2007, our wintersports equipment brand revenues decreased compared to the previous year as a result of the timing of our shipments and because market demand was significantly lower in the 2006/2007 winter season due to the lack of snowfall in many parts of Europe and the United States.

	Nine Months Ended July 31,
	2007			2006
		Equip-			Equip-
	Apparel	ment		Apparel	ment
In thousands	Brands	Brands	Total	Brands	Brands	Total
Americas	$712,466	$142,914	$855,380	$602,024	$146,149	$748,173
Europe	577,923	157,599	735,522	479,478	189,821	669,299
Asia/Pacific	162,140	12,872	175,012	142,642	20,256	162,898
Corporate operations	—	—	3,165	—	—	3,554

	$1,452,529	$313,385	$1,769,079	$1,224,144	$356,226	$1,583,924

In the Americas, our apparel brand revenues for the nine months ended July 31, 2007 increased 18%, while our equipment brand revenues decreased 2% compared to the nine months ended July 31, 2006. In Europe, our apparel brand revenues for the nine months ended July 31, 2007 increased 21%, while our equipment brand revenues decreased 17% compared to the nine months ended July 31, 2006. In Asia/Pacific, our apparel brand revenues for the nine months ended July 31, 2007 increased 14%, while our equipment brand revenues decreased 36% compared to the nine months ended July 31, 2006.
Our consolidated gross profit margin for the nine months ended July 31, 2007 decreased to 45.8% from 46.2% in the comparable period of the prior year. The Americas’ gross profit margin decreased to 40.5% from 41.4%, while the European gross profit margin increased to 51.6% from 51.5% and the Asia/Pacific gross profit margin increased to 46.5% from 46.4% for those same periods. The decrease in our Americas’ gross profit margin was primarily due to lower margins from our equipment brands. Our European and Asia/Pacific gross profit margin increases were primarily due to higher margins from our apparel brands, which were partially offset by lower margins in our equipment brands.
SG&A for the nine months ended July 31, 2007 increased 18% to $776.7 million from $656.0 million in the comparable period of the prior year. Americas’ SG&A increased 22% to $306.6 million from $251.5 million, while European SG&A increased 17% to $342.5 million from $293.5 million and Asia/Pacific SG&A increased 12% to $79.7 million from $70.9 million for those same periods. As a percentage of revenues, SG&A increased to 43.9% for the nine months ended July 31, 2007 from 41.4% for the nine months ended July 31, 2006. The consolidated increase in our SG&A as a percentage of revenue was primarily caused by the cost of additional retail stores, increased distribution costs, asset impairments and contract termination costs. As a result of our planned acquisition of the remaining minority interest in Cleveland Golf, we recorded intangible asset impairment charges of approximately $8.2 million during the nine months ended July 31, 2007. We also agreed to terminate all consulting arrangements with the former minority interest holders of Cleveland Golf and recorded an expense of approximately $5.0 million in contract termination costs during this period.
Interest expense for the nine months ended July 31, 2007 increased to $45.7 million from $36.4 million in the comparable period of the prior year. This increase was primarily due to higher borrowing levels on our lines of credit to finance increased working capital needs and, to a lesser extent, higher interest rates on our variable-rate debt in Europe and the United States.
Our foreign currency loss amounted to $3.5 million for the nine months ended July 31, 2007 compared to a gain of $0.6 million in the comparable period of the prior year. This current period loss resulted primarily from the foreign currency contracts that we used to hedge the risk of translating the results of our international subsidiaries into U.S. dollars and the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
The effective income tax rate for the nine months ended July 31, 2007 decreased to 23% from 29.3% in the comparable period of the prior year. Our estimated annual effective income tax rate is lower than the prior period’s annual rate primarily due to the higher impact of certain beneficial items included in our tax rate.
Our net loss for the nine months ended July 31, 2007 was $10.2 million or $0.08 per share on a diluted basis compared to net income of $27.7 million or $0.22 per share on a diluted basis in the comparable period of the prior year. Basic net loss per share was $0.08 per share for the nine months ended July 31, 2007 compared to net income per share of $0.23 per share in the comparable period of the prior year. EBITDA decreased 23% to $106.6 million from $139.2 million for those same periods.
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

During the three months ended July 31, 2007, we were out of compliance with certain profitability covenants on a 50.0 million euro term loan at a Rossignol subsidiary in Europe. As of July 31, 2007, this debt was approximately $68.3 million (50.0 million euros). We obtained a waiver from the bank for the three months ended July 31, 2007 and additionally amended the existing agreement to remove these financial covenants through October 2008. Accordingly, we continue to classify this debt as long-term as of July 31, 2007. We will next be required to test the compliance of these covenants as of October 31, 2008.
The net increase in cash and cash equivalents for the nine months ended July 31, 2007 was $39.2 million compared to $8.7 million in the comparable period of the prior year. Cash and cash equivalents totaled $76.0 million at July 31, 2007 compared to $36.8 million at October 31, 2006, while working capital was $593.4 million at July 31, 2007 compared to $568.6 million at October 31, 2006. We believe our current cash balance, operating cash flows and current lines of credit are adequate to cover our seasonal working capital and other requirements for at least the next twelve months, and that increases in our lines of credit can be obtained as needed to fund future growth.
Cash Flows
We generated $123.2 million of cash from operating activities in the nine months ended July 31, 2007 compared to $53.7 in the comparable period of the prior year. During the nine months ended July 31, 2007, the decrease in accounts receivable provided cash of $139.7 million compared to $124.9 million during the nine months ended July 31, 2006, an increase in cash provided of $14.8 million. The change in inventories, net of the change in accounts payable used cash of $19.1 million during the nine months ended July 31, 2007 compared to $90.8 million for the same period of the prior year, a net increase in cash provided of $71.7 million. The change in net (loss) income, non-cash items and other operating assets and liabilities resulted in a decrease in cash provided of $17.0 million during the nine months ended July 31, 2007 compared to the comparable period of the prior year.
Capital expenditures totaled $78.8 million for the nine months ended July 31, 2007, compared to $61.3 million in the comparable period of the prior year. These investments include company-owned retail stores and ongoing investments in manufacturing, computer and warehouse equipment. We used $34.3 million of cash for acquisitions during the nine months ended July 31, 2007, of which $20.2 million relates to a payment to the former owners of DC Shoes, Inc., and the remaining $14.1 million relates primarily to acquisitions of certain distributors and retail store locations.
During the nine months ended July 31, 2007, net cash provided by financing activities totaled $20.9 million, compared to $50.8 million provided in the comparable period of the prior year. Borrowings decreased as we generated increased cash from our operating activities.
Commitments
We paid $20.2 million related to the achievement of certain sales and earnings targets to the former owners of DC Shoes, Inc. during the nine months ended July 31, 2007. Upon closing of the purchase of the minority interest in Cleveland Golf, we will pay approximately $17.5 million and approximately $5.0 million in contract termination costs to the minority interest holders. This transaction is expected to occur during the three months ending October 31, 2007. These contract termination costs are included in SG&A for the nine months ended July 31, 2007 and are included as a component of accrued liabilities as of July 31, 2007.
In connection with our acquisition of Rossignol, we formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of July 31, 2007, we had recognized $65.3 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution operations, the consolidation and realignment of certain European manufacturing facilities and the relocation of our wintersports equipment sales and distribution operations in the United States. As of July 31, 2007, we had paid approximately $33.7 million related to these integration activities. If we have overestimated our integration costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized will be recorded in earnings. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations are not significant and are charged to earnings. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in France, totaled approximately $18.3 million at July 31, 2007.
Trade Accounts Receivable and Inventories
Accounts receivable decreased 15% to $611.0 million at July 31, 2007 from $721.6 million at October 31, 2006. Accounts receivable in the Americas decreased 4% to $285.8 million from $298.5 million, European accounts receivable decreased 20% to $267.8 million from $335.5 million and Asia/Pacific accounts receivable decreased 35% to $57.4 million from $87.6 million for those same periods. Compared to July 31, 2006, accounts receivable in the Americas increased 22%, European accounts receivable increased 26% and Asia/Pacific accounts receivable increased 23%. Included in accounts receivable is approximately $40.0 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be accounted for to more accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately 5 days at July 31, 2007 compared to July 31, 2006, while our apparel brand days sales outstanding remained unchanged.
Consolidated inventories increased 28% to $545.5 million at July 31, 2007 from $425.9 million at October 31, 2006. Inventories in the Americas increased 10% to $213.8 million from $194.1 million, while European inventories increased 49% to $262.5 million from $176.3 million and Asia/Pacific inventories increased 25% to $69.2 million from $55.5 million for those same periods. Consolidated inventories increased 6% compared to July 31, 2006. Inventories increased 3% in the Americas, 5% in Europe and 21% in Asia/Pacific compared to July 31, 2006. Consolidated average inventory turnover was consistent with the same period in the prior year.
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
Foreign Currency Translation
A significant portion of our revenues are generated in Europe, where we operate with the euro as our primary functional currency, and a smaller portion of our revenues are generated in Asia/Pacific, where we operate with the Australian dollar and Japanese Yen as our primary functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and some European and Asia/Pacific product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign exchange rates. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
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
We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of income of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our overall reported results for Quiksilver Europe because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. In addition, the statements of income of Quiksilver Asia/Pacific are translated from Australian dollars and Japanese yen into U.S. dollars, and there is an overall negative effect on our reported results for Quiksilver Asia/Pacific when the U.S. dollar is stronger in comparison to Australian dollar or Japanese yen.
European revenues increased 1% in euros during the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. As measured in U.S. dollars and reported in our consolidated statements of income, European revenues increased 10% as a result of a stronger euro versus the U.S dollar in comparison to the prior year.
Asia/Pacific revenues decreased 1% in Australian dollars during the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. As measured in U.S. dollars and reported in our consolidated statements of income, Asia/Pacific revenues increased 7% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007, the end of the period covered by this report.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2007.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Restricted Stock Agreement by and between Quiksilver, Inc. and Douglas Ammerman dated June 7, 2007. (1)

10.2
Stock Purchase Agreement dated June 20, 2007 by and between Quiksilver, Inc., Rossignol Ski Company, Inc., Laurent Boix-Vives, Jeannine Boix-Vives, Christine Simon, Sylvie Bernard and Services Expansion International.

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

QUIKSILVER, INC., a Delaware corporation
September 10, 2007	/s/ Brad L. Holman
Brad L. Holman
Vice President of Accounting and Financial Reporting (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

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

10.1	Restricted Stock Agreement by and between Quiksilver, Inc. and Douglas Ammerman dated June 7, 2007. (1)

10.2
Stock Purchase Agreement dated June 20, 2007 by and between Quiksilver, Inc., Rossignol Ski Company, Inc., Laurent Boix-Vives, Jeannine Boix-Vives, Christine Simon, Sylvie Bernard and Services Expansion International.

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

(1)	Management contract or compensatory plan