Form 10-K
period 2007-10-31
QUIKSILVER INC
filed 2007-12-31
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $1.66 billion as of April 30, 2007, the last business day of Registrant’s most recently completed second fiscal quarter.
As of December 18, 2007, there were 125,783,042 shares of the Registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 28, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. BUSINESS
Unless the context indicates otherwise, when we refer to “we”, “us”, “our”, or the “Company” in this Form 10-K, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986. Our fiscal year ends on October 31, and references to fiscal 2007, fiscal 2006 and fiscal 2005 refer to the years ended October 31, 2007, 2006 and 2005, respectively.
Introduction
We are a globally diversified company that designs, produces and distributes branded apparel, wintersports equipment, footwear, accessories and related products. Our apparel and footwear brands represent a casual lifestyle for young-minded people that connect with our boardriding culture and heritage, while our wintersports brands symbolize a long-standing commitment to technical expertise and competitive success on the mountains. We believe that surfing, skateboarding, snowboarding, skiing and other outdoor sports influence the apparel choices made by consumers as these activities are communicated to a global audience by television, the internet, movies and magazines. People are attracted to the venues in which these sports are performed and the values they represent, including individual expression, adventure and creativity.
Over the past 37 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. Based on our fiscal 2007 revenues, we are the largest of the apparel and equipment companies that are identified with the sports of surfing, skateboarding and snowboarding. In July 2005, we acquired Skis Rossignol S.A. This acquisition added a collection of leading ski equipment brands to our company that we believe can be the foundation for a full range of technical ski apparel, sportswear and accessories. Rossignol is one of the world’s leading manufacturers of alpine skiing equipment, including skis, boots, bindings and poles. Also, as part of the acquisition, we acquired a majority interest in Roger Cleveland Golf Company, Inc. Our golf equipment operations were subsequently sold in December 2007 and are reported as discontinued operations in our consolidated financial statements.
We believe that our multiple authentic brands enable us to produce and market apparel, equipment, footwear, accessories and related products for consumers in a broad cross section of the outdoor market. Furthermore, we believe that our operations provide us with a diversified platform for continued growth and enhanced operating efficiencies.
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
In October 2007, we entered into an agreement to sell our golf equipment business for a transaction value of $132.5 million. This transaction was completed in December 2007. As a result of this disposition, the following information has been adjusted to exclude our golf equipment operations. The golf equipment business has also been classified as a discontinued operation in our consolidated financial statements for all periods presented in this report.

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
Products and Brands
Our brands are focused on different sports within the outdoor market. Quiksilver and Roxy are rooted in the sport of surfing and are leading brands representing the boardriding lifestyle, which includes not only surfing, but also skateboarding and snowboarding. DC’s reputation is based on its technical shoes made for skateboarding. We have developed a portfolio of other brands also inspired by surfing, skateboarding and snowboarding. Our wintersports brands include Rossignol, Dynastar, Look, Lange and Kerma, which are focused on equipment for alpine skiing but have extended into other areas of wintersports, including snowboarding, freestyle skiing, Nordic skiing and technical outerwear.
Quiksilver
We have grown our Quiksilver brand from its origins as a line of boardshorts to now include shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear, hats, backpacks, wetsuits, watches, eyewear and other accessories. Quiksilver has also expanded its target market beyond young men to include boys, toddlers and infants. Quiksilveredition is our brand targeted at men. In fiscal 2007, the Quiksilver brand represented approximately 35% of our revenues.
Roxy
Our Roxy brand for young women is a surf-inspired collection that we introduced in 1991, and later expanded to include girls, with the Teenie Wahine and Roxy Girl brands, and infants. Roxy includes a full range of sportswear, swimwear, footwear, backpacks, snowboardwear, snowboards, snowboard boots, skis, ski boots, fragrance, beauty care, bedroom furnishings and other accessories for young women. In fiscal 2007, the Roxy brand accounted for approximately 31% of our revenues.
Rossignol and Other Wintersports Brands
Our Rossignol and other wintersports brands cover all of the major product categories in the ski and snowboard markets, including skis, bindings, boots and poles in the alpine category; skis, boots and bindings in the cross-country category; snowboards, snowboard boots and bindings; and technical ski apparel. With a long history of success in ski racing, these brands have developed a reputation for excellence, innovation and technical knowledge that have enabled them to appeal to multiple styles of skiing, including racing, all-mountain, freeride and freestyle. In fiscal 2007, the Rossignol and other wintersports brands accounted for approximately 16% of our revenues.
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

DC
Our DC brand specializes in performance skateboard shoes, snowboard boots, sandals and apparel for both young men and juniors. We believe that DC’s skateboard-driven image and lifestyle is well positioned within the global outdoor youth market and has appeal beyond its core skateboard base. In fiscal 2007, the DC brand accounted for approximately 15% of our revenues.
Other Apparel Brands
In fiscal 2007, our other apparel brands represented approximately 3% of our revenues.
•	Raisins, Radio Fiji, Leilani—Raisins and Radio Fiji are swimwear labels for the juniors market, while Leilani is our contemporary swimwear label.

•	Hawk—Tony Hawk, the world-famous skateboarder, is the inspiration for our Hawk brand. Our Hawk brand targets boys and young men who identify with the skateboarding lifestyle and recognize Tony Hawk from his broad media and video game exposure.
Product Categories
The following table shows the approximate percentage of revenues from continuing operations attributable to each of our major product categories during the last three fiscal years:

	Percentage of Revenues
	2007(1)	2006(1)	2005(1)
Apparel	58%	57%	68%
Footwear	15	12	11
Wintersports equipment	14	19	9
Accessories	13	12	12

	100%	100%	100%

(1)	These percentages were significantly impacted by our acquisition of Rossignol in July 2005.
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
We believe that the U.S. retail prices for our apparel products range from approximately $21 for a t-shirt and $48 for a typical short to $200 for a typical snowboard jacket. For European products, retail prices range from approximately $42 for a t-shirt and about $90 for a typical short to $280 for a basic snowboard jacket. Asia/Pacific t-shirts sell for approximately $40, while shorts sell for approximately $55 and a basic snowboard jacket sells for approximately $230. Retail prices for a typical skate shoe range from approximately $65 in the U.S. to approximately $105 in Europe. The typical price for adult skis with bindings ranges from $350 to $1,350.
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
Rossignol has been successful over its history in developing technical enhancements in ski equipment. We will continue research and development efforts for our wintersports business enabling us to design and launch new products in response to changing demands and market expectations. We intend to continue to rely on the strong culture of technical expertise in the development of our products at our own facilities and at sub-contractor facilities.
Promotion and Advertising
The strength of our brands is based on many years of grassroots efforts that have established their legitimacy. We have always sponsored athletes that use our products in their outdoor sports, such as surfing, skiing, snowboarding, skateboarding and windsurfing, and have sponsored events that showcase these sports. Our technical excellence and the innovation of our products are validated when professional athletes compete with our equipment and succeed at a world-class level. Over time, our brands have become closely identified not only with the underlying sports they represent, but also with the way of life that is associated with those who are active in such sports. Accordingly, our advertising efforts are focused on promoting the sports and related lifestyle rather than advertising a specific product. As our sports and lifestyle have grown in popularity, not only in the United States but also internationally, the visibility of our brands has increased.
We have relationships with athletes worldwide. These include such well-known personalities as Kelly Slater, Lisa Andersen, Tom Carroll, Sofia Mulanovich, Chelsea Georgeson, Tony Hawk, Danny Way, Robbie Naish, Dave Mirra and Ricky Carmichael. Our relationships with athletes in the snow category include Alberto Tomba, Ted Ligety, Julia Mancuso, Manu Gaidet, Danny Kass, Todd Richards and Travis Rice. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor many amateurs and up-and-coming professionals. We believe that these athletes legitimize the performance of our products, form the basis for our advertising and promotional content, maintain a real connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.
The events and promotions that we sponsor include world class boardriding events, such as Quiksilver’s Big Wave Invitational, which we believe is the most prestigious event among surfers, and the Roxy Pro, which we believe is the most visible women’s surf event of the pro season. We also sponsor many events in Europe, including the Slopestyle Pro snowboarding event and the Bowlriders skateboarding event, and our DC and Quiksilver athletes participate regularly in the Summer and Winter X-Games. Rossignol and our other wintersports brands receive international acclaim for winning on the world stage. In the 2006 Winter Olympics, our wintersports athletes won 36 medals, including 10 gold. In the 2007 Ski World Cup, our wintersports athletes won 35 medals, including 7 gold. Our wintersports brands continue to benefit from the publicity generated as sponsored athletes compete in the Ski World Cup, Winter Olympics, Freeride World Cup and Winter X-Games. In addition, we sponsor many regional and local events, such as surf camps and ski racing camps for beginners and enthusiasts, that reinforce the reputations of our brands as authentic among athletes and non-athletes alike.
Our brand messages are communicated through advertising, editorial content and other programming in both core and mainstream media. Coverage of our sports, athletes and related lifestyle form the basis of content for core magazines, such as Surfer, Surfing, Snowboard Canada, Transworld Skateboarding, Powder, Skieur and Freeride. Through our Quiksilver Entertainment division, we are bringing our lifestyle message to an even broader audience through television, films, books and co-sponsored events and products.
Customers and Sales
We sell our products in over 90 countries around the world. We believe that the integrity and success of our brands is dependent in part upon our careful selection of the retailers to whom we sell our products. Therefore, we maintain a strict and controlled distribution channel to uphold and grow the value of our brands.
The foundation of our business is the distribution of our products through surf shops, ski shops, skateboard shops, snowboard shops and our proprietary Boardriders Clubs shops where the environment communicates our brand messages and the sale of equipment is supported with technical knowledge and experience. This core distribution channel serves as a base of legitimacy and long-term loyalty to us and our brands. Most of these stores stand alone or are part of small chains.
Our products are also distributed through independent specialty or active lifestyle stores and specialty chains. This category includes chains in the United States such as Pacific Sunwear, Nordstrom, Zumiez, Chicks Sporting Goods and Journeys, as well as many independent active lifestyle stores and sports shops in the United States and around the world. A limited amount of our apparel, footwear and accessories products are distributed through select department stores, including Macy’s and Bloomingdales in the U.S.; Le Printemps and Galeries Lafayette in France; and Corte Ingles in Spain.
Many of our brands are sold through the same retail accounts; however, distribution can be different depending on the brand and demographic group. Our Quiksilver products are sold in the Americas to customers that have approximately 9,800 store locations combined. Likewise, Roxy products are sold in the Americas to customers with approximately 9,600 store locations. Most of these Roxy locations also carry Quiksilver product. In the Americas, DC products are carried in approximately 8,300 stores. Our swimwear brands (Raisins, Leilani and Radio Fiji) are found in approximately 8,800 stores in the Americas, including many small, specialty swim locations, while our wintersports equipment (Rossignol, Dynastar, Look, Lange, Kerma, Lib Technologies, Bent Metal and Gnu) is found in approximately 3,900 stores, including primarily ski and snowboard shops in the U.S. and Canada. Our apparel, footwear and accessories are found in approximately 6,800 store locations in Europe, and in approximately 3,900 store locations in Asia/Pacific, and in both cases primarily include Quiksilver, Roxy and DC. Our wintersports equipment is found in approximately 7,800 store locations in Europe.
Our European segment accounted for approximately 44%, 46% and 41% of our consolidated revenues during fiscal 2007, 2006 and 2005, respectively. Our Asia/Pacific segment accounted for approximately 11%, 11% and 13% of our consolidated revenues in fiscal 2007, 2006 and 2005 respectively. Other fiscal 2007 non-U.S. sales are in the Americas segment (i.e. Canada, Central and South America) and were approximately 7% of consolidated revenues.
The following table summarizes the approximate percentages of our fiscal 2007 revenues by distribution channel:

	Percentage of Revenues
Distribution Channel	Americas	Europe	Asia/Pacific	Consolidated
Core market shops	26%	36%	76%	36%
Specialty stores	44	42	15	40
Department stores	18	4	9	10
U.S. exports	12	—	—	6
Distributors	—	18	—	8

Total	100%	100%	100%	100%

Geographic segment	45%	44%	11%	100%

Our revenues are spread over a large wholesale customer base. During fiscal 2007, approximately 16% of our consolidated revenues were from our ten largest customers, and our largest customer accounted for approximately 4% of such revenues.
Our products are sold by approximately 500 independent sales representatives in the Americas, Europe and Asia/Pacific. In addition, we use approximately 140 local distributors in Europe, which include approximately 90 Rossignol distributors. Our other international businesses use approximately 30 distributors, primarily in Asia/Pacific and South America. Our sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators in the United States who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our image at the retail level.
Our sales are globally diversified. The following table summarizes the approximate percentages of our revenues by geographic region (excluding licensees):

	Percentage of Revenues
Geographic Region	2007	2006	2005
United States	38%	36%	40%
Other Americas	7	7	6
France	15	16	15
United Kingdom and Spain	12	11	12
Other European countries	17	19	14
Asia/Pacific	11	11	13

Total	100%	100%	100%

We generally sell our apparel, footwear and related accessories to customers on a net-30 to net-60 day basis in the Americas, and in Europe and Asia/Pacific on a net-30 to net-90 day basis depending on the country and whether we sell directly to retailers in the country or to a distributor. Some customers are on C.O.D. terms. For our wintersports business, our sales terms vary by country, distribution channel and customer. We generally sell our wintersports equipment on net-90 or greater terms. These terms are consistent with terms typically offered in the wintersports market. We generally do not reimburse our customers for marketing expenses, participate in markdown programs with our customers, or offer goods on consignment.
For additional information regarding our revenues, operating profits and identifiable assets attributable to our operating segments, see Note 15 of our consolidated financial statements.
Retail Concepts
Quiksilver concept stores (Boardriders Clubs) are an important part of our global retail strategy. These stores are stocked primarily with Quiksilver and Roxy product, and their proprietary design demonstrates our history, authenticity and commitment to surfing and other boardriding sports. We also have Roxy stores, which are dedicated to the juniors customer, Quiksilver Youth stores, Andaska shops in Europe that carry multiple brands in the outdoor market including our Rossignol brands, and other multibrand stores in Europe. In various territories, we also operate Quiksilver and Roxy shops that are part of larger department stores. These shops, which are typically smaller than a stand-alone shop but have many of the same operational characteristics, are referred to below as shop-in-shops.
We own 406 stores in selected markets that provide enhanced brand-building opportunities. In territories where we operated our wholesale businesses during fiscal 2007, we had 207 stores with independent retailers under license. We do not receive royalty income from these licensed stores. Rather, we provide the independent retailer with our retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain our brands at a minimum of 80% of the store’s inventory. Certain minimum purchase obligations are also required. Furthermore, in our licensed and joint venture territories, such as China and Mexico, our licensees operate 56 Boardriders Clubs. We receive royalty income from sales in these stores based on the licensees’ revenues. We also distribute our products through outlet stores generally located in outlet malls in geographically diverse, non-urban locations. The total number of stores open at October 31, 2007 was 669. The unit count of both company-owned and licensed stores at October 31, 2007, excluding stores in licensed territories, is summarized in the following table:

	Number of Stores
	Americas		Europe		Asia/Pacific		Combined
	Company		Company		Company		Company
Store Concept	Owned	Licensed	Owned	Licensed	Owned	Licensed	Owned	Licensed
Boardriders Clubs	50	16	81	148	34	20	165	184
Shop-in-shops	—	—	59	—	22	—	81	—
Roxy stores	8	1	10	11	13	4	31	16
Outlet stores	50	—	29	2	25	1	104	3
Other stores	3	2	22	2	—		25	4

	111	19	201	163	94	25	406	207

Seasonality
Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of our products, and due to the effect that the Christmas and holiday season has on the buying habits of our customers. The acquisition of Rossignol in July 2005 significantly increased our revenues, particularly between August and December.

	Consolidated Revenues
Dollar amounts in thousands	2007		2006		2005

Quarter ended January 31	$528,677	22%	$518,558	24%	$342,142	20%
Quarter ended April 30	557,227	23	466,150	21	425,593	25
Quarter ended July 31	560,930	23	483,696	22	372,488	21
Quarter ended October 31	779,201	32	731,830	33	594,305	34

	$2,426,035	100%	$2,200,234	100%	$1,734,528	100%

Production and Raw Materials
Our apparel, footwear and accessories are generally sourced separately for our Americas, Europe and Asia/Pacific operations. We own a sourcing office in Hong Kong that manages the majority of production for our Asia/Pacific business and some of our Americas and European production. We believe that as we expand the Hong Kong sourcing operations, more products can be sourced together and additional efficiencies can be obtained. Approximately 86% of our apparel, footwear and accessories are purchased or imported as finished goods from suppliers principally in Hong Kong, China and the far east, but also in Mexico, India, North Africa, Portugal and other foreign countries. After being imported, many of these products require embellishment such as screenprinting, dyeing, washing or embroidery. In the Americas, the remaining 14% of our production is manufactured by independent contractors from raw materials we provide, with a substantial majority of this manufacturing done in the U.S. and the balance in Mexico.
We manufacture wintersports equipment globally for our Americas, Europe and Asia/Pacific operations. Production of alpine skis, cross-country skis and snowboards is shared primarily between France and Spain, with some production in the United States. Alpine bindings are also produced in France with the support of a network of approved subcontractors. Ski boots and ski poles are manufactured primarily in Italy, with certain boot components provided by subcontractors in eastern European countries, primarily Romania. For fiscal 2007, approximately 18% of our wintersports equipment manufacturing was subcontracted. All products are manufactured based upon design specifications that we provide, whether they are purchased or imported as finished goods or produced from raw materials that we provide.
The majority of our apparel, footwear and accessories finished goods, as well as raw materials for apparel, accessories and wintersports equipment must be committed to and purchased prior to the receipt of customer orders. If we overestimate the demand for a particular product, excess production can generally be distributed in our outlet stores or through secondary distribution channels. If we overestimate a particular raw material, it can generally be used in garments for subsequent seasons or in garments for distribution through our outlet stores or secondary distribution channels. If we overestimate a particular raw material for our wintersports equipment production, it also can be used in subsequent seasons.
During fiscal 2007, no single contractor of finished goods accounted for more than 6% of our consolidated production. No single raw material supplier accounted for more than 6% of our expenditures for raw materials during fiscal 2007. We believe that numerous qualified contractors, finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these contractors and suppliers.
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
Imports and Import Restrictions
We have for some time imported finished goods and raw materials for our domestic operations under multilateral and bilateral trade agreements between the U.S. and a number of foreign countries, including Hong Kong, India and China. These agreements impose quotas on the amount and type of textile and apparel products that are imported into the U.S. from the affected countries. We do not anticipate that these restrictions will adversely affect our operations since we would be able to meet our needs domestically or from other countries not affected by the restrictions.
In Europe, we operate in the European Union (“EU”) within which there are few trade barriers. We also operate under constraints imposed on imports of finished goods and raw materials from outside the EU, including quotas and duty charges. We do not anticipate that these restrictions will materially or adversely impact our operations since we have always operated under such constraints.
We retain independent buying agents, primarily in China, Hong Kong, India, Vietnam and other foreign countries to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, blanks and other products. In addition, these agents monitor quota and other trade regulations and perform some quality control functions. We also have approximately 250 employees in Hong Kong and China that are involved in sourcing and quality control functions to assist in monitoring and coordinating our overseas production.
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
Trademarks, Licensing Agreements and Patents
Trademarks
We own the “Quiksilver”, “Roxy” and famous mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “Raisins", “Radio Fiji”, “Leilani”, “Quiksilveredition”, “Hawk”, “Lib Tech”, “Gnu” and “Bent Metal”, "DCSHOECOUSA”, the “DC Star” logo and other trademarks. With the acquisition of Rossignol in 2005, we acquired the “Rossignol", “Dynastar", “Lange", “Look” and “Kerma” trademarks in countries around the world.
We apply for and register our trademarks throughout the world mainly for use on apparel, footwear and related accessories and for retail services. Our Rossignol trademarks have been registered for use on wintersports equipment, apparel and related accessories. We believe our trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Because of the success of our trademarks, we also maintain global anti-counterfeiting programs to protect our brands.
Licensing Agreements and Patents
We own rights throughout the world to use and license the Quiksilver and Roxy trademarks in substantially all apparel and related accessory product classifications and we directly operate all of the global Quiksilver and Roxy businesses with the exception of licensees in several countries, including Turkey, Argentina and Mauritius. We have also entered into a few joint venture arrangements with independent third parties to sell and distribute Quiksilver, Roxy and other branded products in various foreign territories, including Mexico and Brazil. In connection with these joint ventures, we license certain of our trademarks for use in connection with the sale and promotion of our products in these territories.

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
Our patent portfolio has increased with the acquisition of Rossignol to include ski, ski boot and ski binding patents in addition to our existing patents and applications primarily related to wetsuits, skate shoes, watches, board shorts, snowboards and snowboard boots.
Competition
Competition is strong in the global beachwear, skateboard shoe, casual sportswear and wintersports markets in which we operate, and each territory can have different competitors. Our direct competitors in the United States differ depending on distribution channel. Our principal competitors in our core channel of surf shops and Boardriders Clubs in the United States include Billabong International Pty Ltd, Volcom, Inc., O’Neill, Inc. and Hurley International LLC. Our competitors in the department store and specialty store channels in the United States include Abercrombie & Fitch Co. and its Hollister brand. Our principal competitors in the skateboard shoe market are Sole Technology, Inc. and DVS Shoe Company. In Europe, our principal competitors in the core channel include O’Neill, Inc., Billabong International Pty Ltd., Rip Curl International Pty Ltd., Oxbow S.A. and Chimsee. In Australia, our primary competitors are Billabong International Pty Ltd. and Rip Curl International Pty Ltd. In broader European distribution, and in Asia/Pacific, our competitors also include brands such as Nike Inc., Adidas AG and Levi Strauss & Co. Competition is strong in the wintersports market. Our principal competitors both in the United States and Europe in the wintersports market include Amer Sports Corporation (Atomic, Salomon), Jarden Corp. (K2), Tecnica Group, Head N.V. and Burton Snowboards North America. Some of our competitors may be significantly larger and have substantially greater resources than we have.
We compete primarily on the basis of successful brand management, product design and quality born out of our ability to:
•	maintain our reputation for authenticity in the core boardriding and outdoor sports lifestyle demographics;

•	continue to develop and respond to global fashion and lifestyle trends in our core markets;

•	create innovative, high quality and stylish product at appropriate price points;

•	continue to develop leading technologies in ski equipment; and

•	convey our outdoor sports lifestyle messages to consumers worldwide.
Future Season Orders
At the end of November 2007, our backlog totaled $652 million compared to $567 million the year before. Our backlog depends upon a number of factors and fluctuates based on the timing of trade shows and sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates and market conditions. The timing of shipments also fluctuates from year to year based on the production of goods and the ability to distribute our products in a timely manner. As a consequence, a comparison of backlog from season to season is not necessarily meaningful and may not be indicative of eventual shipments or forecasted revenues.
Employees
At October 31, 2007, we had approximately 9,600 employees, consisting of approximately 3,900 in the United States and Canada, approximately 3,900 in Europe and approximately 1,800 in Asia/Pacific. None of our domestic employees are represented by trade unions, and less than 50 of our foreign employees are represented by trade unions. Certain French employees are represented by workers councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers councils to be good.
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
Item 1A. RISK FACTORS
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock or our senior notes could decline. You should consider the following risks before deciding to invest in, or maintain your investment in, our common stock or senior notes.
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
The failure of new product designs or new product lines to gain market acceptance could also adversely affect our business and the image of our brands. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to expand consumer demand. These requirements could strain our management, financial and operational resources. If we do not continue to develop stylish and innovative products that provide better design and performance attributes than the products of our competitors, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our revenues and market share.
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
Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of income and balance sheets of our international subsidiaries into U.S. dollars. We may use foreign currency exchange contracts to hedge the profit and loss effects of this translation effect; however, accounting rules do not allow us to classify these contracts as hedges, but require us to mark these contracts to fair value at the end of each financial reporting period and translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our international subsidiaries would decrease if the U.S. dollar increased in value in relation to other currencies, including the euro, Australian dollar or Japanese yen.
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
Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.
We are highly leveraged. Our high degree of leverage may have negative consequences to us, including the following:
•	we may have difficulty satisfying our obligations under our senior notes or other indebtedness and, if we fail to comply with these requirements, an event of default could result;

•	we have certain short term lines of credit that could be difficult to replace if not renewed;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be more vulnerable to the impact of economic downturns and adverse developments in our business; and

•	we may be placed at a competitive disadvantage against any less leveraged competitors.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our revolving credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase or interest rate spreads widen, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.
War, acts of terrorism, or the threat of either could have an adverse effect on our ability to procure our products and on the United States and/or international economies.
In the event of war or acts of terrorism or the escalation of existing hostilities, or if any are threatened, our ability to procure our products from our manufacturers for sale to our customers may be negatively affected. We import a substantial portion of our products from other countries. If it becomes difficult or impossible to import our products into the countries in which we sell our products, our sales and profit margins may be adversely affected. Additionally, war, military responses to future international conflicts and possible future terrorist attacks may lead to a downturn in the U.S. and/or international economies which could have a material adverse effect on our results of operations.
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
We have obtained some U.S. and foreign trademarks, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these or other registrations. A failure to obtain trademark, patent or service mark registrations in the United States and in other countries could limit our ability to protect our trademarks, patents and service marks and impede our marketing efforts in those jurisdictions. The loss of trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot assure you that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademark or other proprietary rights.
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
We could be negatively impacted if we fail to successfully integrate the businesses we acquire or we could be negatively impacted by any business dispositions.
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
In addition, acquired businesses may not provide us with increased business opportunities, or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming, and expensive process. Combining acquired operations may result in lower overall operating margins, greater stock price volatility, and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties, and other factors associated with such acquisitions may also result in the loss of employees. Failing to acquire and successfully integrate our acquired businesses, or failing to achieve the business synergies or other anticipated benefits, could materially adversely affect our business and results of operations.
For example, in July 2005 we acquired Rossignol, and we expect that the acquisition of Rossignol will result in certain synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. In addition, integrating operations continue to require significant efforts and expenses. Personnel may leave or be terminated because of the acquisition and our management’s time and attention may be diverted from their other responsibilities. If these or other factors limit our ability to successfully integrate the operations of Rossignol on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition, may not be achieved. In addition, if the growth and operating strategies of Rossignol are not effective, it could have a material adverse effect on our business, financial condition and results of operations.
We are also subject to risks and uncertainties as a result of our asset or other business dispositions. For example, we recently sold Roger Cleveland Golf Company, Inc. and certain international affiliates dedicated to our golf equipment business. Asset and business dispositions, such as this, require significant management time and attention, and may not provide the intended benefits to the company that are anticipated at the time of such dispositions. Business dispositions may also negatively affect the cost or other synergies of an otherwise consolidated business. If any of our asset or business dispositions do not have the benefits intended by such dispositions, our financial condition, results of operating and stock price may be negatively impacted.
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
While we believe that we have significant experience in managing our apparel and footwear brands and their respective channels of distribution, with our acquisition of Rossignol, we have further penetrated the wintersports markets. If we are unable to effectively manage our multiple product lines in multiple markets, including our wintersports equipment manufacturing business, our profitability and cash flow may be reduced and our image and reputation could be harmed.
Employment related matters, such as unionization, may affect our profitability.
As of October 31, 2007, less than 50 of our employees were unionized, all outside of the United States, and certain French employees are represented by workers’ councils. We have little control over the union activities in these areas and could face difficulties in the future. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our unionized employees, non-unionized employees or employees represented by workers councils or that we will be able to renew the collective bargaining agreements on similar or more favorable terms.
The demand for our products is seasonal and sales are dependent upon the weather.
Our revenues and operating results are subject to seasonal trends when measured on a quarterly basis. For example, sales of apparel products are typically lower during our first fiscal quarter when compared with our other fiscal quarters, while Rossignol’s sales have historically been higher between August and December at the peak of it’s winter equipment shipping activities. These trends are dependent on many factors, including the holiday seasons, weather, consumer demand, markets in which we operate and numerous other factors beyond our control. The seasonality of our business, unseasonable weather during our peak selling periods and/or misjudgment in consumer demands could have a material adverse effect on our financial condition and results of operations. For example, our financial results in the 2007 fiscal year were negatively impacted by unseasonably warm weather and by the lack of snow fall in many parts of the world which caused a significant reduction in our anticipated revenues and income in our wintersports equipment business. We expect these conditions to affect customer orders in the first quarter of fiscal 2008 and our wintersports equipment business continues to be vulnerable to the risk of unseasonable weather during future winter seasons.
Factors affecting international commerce and our international operations may seriously harm our financial condition.
We generate a majority of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our revenues in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, including:
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
The occurrence or consequences of any of these risks may restrict our ability to operate in the affected regions and decrease the profitability of our international operations, which may harm our financial condition.
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
We generate a significant portion of our revenues from the sale of products directly associated with boardriding and wintersports. The demand for such products is directly related to the popularity of boardriding activities and wintersports and the number of respective participants worldwide. If the demand for boardriding and/or wintersports equipment, apparel, and accessories decreases, our revenues could be adversely affected and our results of operations could be impaired. In addition, if participation in boardriding and/or wintersports activities were to decrease, sales of many of our products could decrease.
Our industry is subject to pricing pressures that may adversely impact our financial performance.
We manufacture many of our products offshore because manufacturing costs are generally less primarily due to lower labor costs. Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if:
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
In addition, substantially all of the raw materials for our wintersports equipment are sold to us by unaffiliated suppliers located primarily in Europe and Asia. We have no exclusive or significant long-term contracts with these suppliers and we compete with other companies for such suppliers’ output. Although we believe that we have established good relationships with such suppliers, the inability to maintain such relationships or to find additional sources to cover future growth could have a material adverse effect on our business.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
As of October 31, 2007, our principal facilities in excess of 40,000 rentable square feet, all of which are leased, are as follows:

			Current Lease
Location	Principal Use	Approximate Sq. Ft.	Expiration

Huntington Beach, California	Corporate headquarters	120,000	2023	*
Verrayes, Italy	Wintersports manufacturing	75,000	2016	*
Huntington Beach, California	Americas distribution center	225,000	2018	*
Huntington Beach, California	Americas distribution center	112,000	2018	*
Huntington Beach, California	Americas distribution center	100,000	2018	*
Huntington Beach, California	Americas distribution center	100,000	2018	*
Huntington Beach, California	Americas distribution center	75,000	2023	*
Mira Loma, California	Americas distribution center	683,000	2027	*
Vista, California	Corporate headquarters	98,000	2010
Ogden, Utah	Americas distribution center	104,000	2016
St. Jean de Luz, France	European headquarters	80,000	2011
St. Jean de Luz, France	European distribution center	100,000	2007
Rives, France	European distribution center	206,000	2016
Hendaye, France	European distribution center	100,000	2008
St. Etienne de St. Geoirs, France	European distribution center	270,000	2016
Moirans, France	European distribution center	130,000	2008
Torquay, Australia	Asia/Pacific headquarters	54,000	2024	*
Geelong, Australia	Asia/Pacific distribution center	81,000	2018	*

*	Includes extension periods exercisable at our option.
As of October 31, 2007, we operated 111 retail stores in the Americas, 201 retail stores in Europe, and 94 retail stores in Asia/Pacific on leased premises. The leases for our facilities required aggregate annual rentals of approximately $95.1 million in fiscal 2007. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. We believe that our corporate, distribution and retail leased facilities are suitable and adequate to meet our current needs.
Item 3. LEGAL PROCEEDINGS
We are involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and contractual and other matters incidental to our business. We believe the resolution of any such matter currently pending will not have a material adverse effect on our financial condition or results of operations.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted for a vote of our stockholders during the fourth quarter of the fiscal year ended October 31, 2007.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years, are set forth below.

	High	Low

Fiscal 2007
4th quarter ended October 31, 2007	$15.21	$12.50
3rd quarter ended July 31, 2007	14.53	12.43
2nd quarter ended April 30, 2007	14.65	11.20
1st quarter ended January 31, 2007	15.75	13.43

Fiscal 2006
4th quarter ended October 31, 2006	$14.30	$11.83
3rd quarter ended July 31, 2006	13.49	12.00
2nd quarter ended April 30, 2006	14.80	13.19
1st quarter ended January 31, 2006	14.26	11.34
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
On December 18, 2007, there were approximately 740 holders of record of our common stock and an estimated 23,636 beneficial stockholders.
Item 6. SELECTED FINANCIAL DATA
The statement of income and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2007 and 2006 and for each of the three years in the period ended October 31, 2007, included herein, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended October 31,
Amounts in thousands, except ratios and
per share data	2007(1)(2)(3)	2006(1)(2)(3)	2005(2)(3)	2004(3)	2003
Statement of Income Data
Revenues, net	$2,426,035	$2,200,234	$1,734,528	$1,262,980	$971,988
(Loss) income before provision for income taxes	(74,443)	131,516	160,066	123,880	92,220
(Loss) income from continuing operations	(98,648)	94,103	108,290	82,501	59,806
Loss from discontinued operations	(22,471)	(1,087)	(1,170)	(1,132)	(1,290)
Net (loss) income	(121,119)	93,016	107,120	81,369	58,516
(Loss) income per share from continuing operations (4)	(0.80)	0.77	0.91	0.72	0.55
Loss per share from discontinued operations (4)	(0.18)	(0.01)	(0.01)	(0.01)	(0.01)
Net (loss) income per share (4)	(0.98)	0.76	0.90	0.71	0.54
(Loss) income per share from continuing operations, assuming dilution (4)	(0.80)	0.74	0.87	0.69	0.53
Loss per share from discontinued operations, assuming dilution (4)	(0.18)	(0.01)	(0.01)	(0.01)	(0.01)
Net (loss) income per share, assuming dilution (4)	(0.98)	0.73	0.86	0.68	0.52
Weighted average common shares (4)	123,770	122,074	118,920	114,388	108,448
Weighted average common shares outstanding, assuming dilution (4)	123,770	127,744	124,335	119,288	113,270

Balance Sheet Data
Total assets	$2,641,528	$2,447,228	$2,158,601	$990,990	$707,970
Working capital	631,857	568,596	458,857	343,100	286,625
Lines of credit	313,996	315,891	219,113	10,801	20,951
Long-term debt	806,434	664,929	651,896	173,513	123,419
Stockholders’ equity	886,613	881,127	732,882	588,244	446,508

Other Data
EBITDA(5)	$232,725	$262,089	$221,961	$157,034	$121,590
Current ratio	1.7	1.7	1.7	2.6	3.0
Return on average stockholders’ equity(6)	(11.2)	11.7	16.4	15.9	16.6

(1)	Fiscal 2007 and 2006 include stock compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123(R). Refer to note 5 below.

(2)	Fiscal 2007, 2006 and 2005 include the operations of Rossignol since August 1, 2005. See Note 2 of our consolidated financial statements.

(3)	Fiscal 2007, 2006, 2005 and 2004 include the operations of DC since its acquisition effective May 1, 2004. See Note 2 of our consolidated financial statements.

(4)	Per share amounts and shares outstanding have been adjusted to reflect two-for-one stock splits effected on May 11, 2005 and May 9, 2003.

(5)	EBITDA is defined as income from continuing operations before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use EBITDA, along with GAAP measures, as a measure of profitability because EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the effect of non-cash stock-based compensation expense. We believe it is useful to investors for the same reasons. EBITDA has limitations as a profitability measure in that it does not include the loss from discontinued operations, the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash compensation expense and the effect of asset impairments. Following is a reconciliation of income from continuing operations to EBITDA:

	Years Ended October 31,
	2007	2006	2005	2004	2003

(Loss) income from continuing operations	$(98,648)	$94,103	$108,290	$82,501	$59,806
Income taxes	24,205	37,413	51,776	41,379	32,414
Interest	57,023	47,444	20,825	6,390	8,267
Depreciation and amortization	66,894	62,634	41,070	26,764	21,103
Non-cash stock compensation expense	16,899	20,495	—	—	—
Non-cash asset impairments	166,352	—	—	—	—

EBITDA	$232,725	$262,089	$221,961	$157,034	$121,590

(6)	Computed based on income from continuing operations divided by the average of beginning and ending stockholders’ equity.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report, and the “Risk Factors” information, set forth in Item 1A. above.
Overview
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offerings expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded in the 1990s by adding products for boys, girls, toddlers and men and we introduced our proprietary retail store concept, Boardriders Clubs, which displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In May 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear. In July 2005, we acquired Skis Rossignol, S.A., a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands. The acquisition was effective July 31, 2005 and we included the operations of Rossignol in our results beginning on August 1, 2005. Brand building has been a key to our growth, and we have always maintained our roots in the boardriding lifestyle. Today our products are sold throughout the world, primarily in surf shops, snow shops, skate shops and specialty stores.
Over the past 37 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. With our acquisition of Rossignol, we added a collection of leading ski equipment brands to our company that we believe can be the foundation for a full range of technical ski apparel, sportswear and accessories.
In October 2007, we entered into an agreement to sell our golf equipment business for a transaction value of $132.5 million. This transaction was completed in December 2007. As a result of this disposition, the following financial information has been adjusted to exclude our golf equipment operations. The golf equipment business has also been classified as a discontinued operation in our consolidated financial statements for all periods presented.

Over the last five years, our revenues have grown from $972 million in fiscal 2003 to $2.43 billion in fiscal 2007. We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, wintersports equipment, footwear, accessories and related products. We operate in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees. Revenues by segment are as follows:

	Years Ended October 31,
In thousands	2007	2006	2005	2004	2003
Americas	$1,092,076	$939,370	$801,836	$612,859	$489,425
Europe	1,070,053	1,002,475	709,510	496,276	386,226
Asia/Pacific	259,093	253,003	219,241	148,733	94,187
Corporate operations	4,813	5,386	3,941	5,112	2,150

Total revenues, net	$2,426,035	$2,200,234	$1,734,528	$1,262,980	$971,988

We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. If we are unable to remain competitive and maintain our consumer loyalty, our business will be negatively affected. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, engineers, technicians, researchers, merchandisers, pattern makers, and contractors. Our team and the heritage and current strength of our brands has helped us remain competitive in our markets. Our success in the future will depend on our ability to continue to design products that are desirable in the marketplace and competitive in the areas of quality, brand image, technical specifications, distribution methods, price, customer service, and intellectual property protection.
Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Years Ended October 31,
	2007	2006	2005
Statement of Income Data
Revenues, net	100.0%	100.0%	100.0%
Gross profit	46.3	45.7	45.5
Selling, general and administrative expense	40.0	37.6	35.0
Asset impairments	6.9	¯	¯

Operating (loss) income	(0.6)	8.1	10.5
Interest expense	2.4	2.1	1.2
Foreign currency, minority interest and other expense	0.1	0.0	0.1

Income (loss) before provision for income taxes	(3.1)%	6.0%	9.2%

Other data
EBITDA (1)	9.6%	11.9%	12.8%

(1)	For a definition of EBITDA and a reconciliation of Income from continuing operations to EBITDA, see footnote (5) to the table under Item 6. Selected Financial Data.
Fiscal 2007 Compared to Fiscal 2006
Revenues
Our total net revenues increased 10% in fiscal 2007 to $2,426.0 million from $2,200.2 million in fiscal 2006 primarily as a result of increased unit sales. Revenues in the Americas increased 16%, European revenues increased 7%, and Asia/Pacific revenues increased 2%. To understand our European fiscal 2007 growth and better assess competitive performance, we believe it is important to consider revenues in euros as well, which is our functional currency in Europe. In euros, revenues decreased 3% in fiscal

2007. This is lower than the 7% growth rate in U.S. dollars because the U.S. dollar was worth less in euros on average in fiscal 2007 compared to fiscal 2006. For consolidated financial statement reporting, Australian dollar results must be translated into U.S. dollar amounts at average exchange rates, but as with our European segment, this can distort performance when exchange rates change from year to year. In Australian dollars, revenues decreased 11% in fiscal 2007. This is lower than the 2% growth rate in U.S. dollars because the U.S. dollar was worth less in Australian dollars on average in fiscal 2007 compared to fiscal 2006.
Our net revenues can be categorized into two general classifications: apparel brands and equipment brands. Our apparel brand revenue classification includes Quiksilver, Roxy, DC and our other apparel brands of Hawk, Gotcha, Raisins, Leilani and Radio Fiji. Our equipment brand revenue classification includes our Rossignol and other wintersports brands, comprising Rossignol, Dynastar, Look, Lange, Kerma, Lib Technologies, Gnu and Bent Metal.
Our apparel brand revenues increased 20% to $2,042.0 million in fiscal 2007 from $1,708.8 million in fiscal 2006. This increase resulted from strength in our DC, Quiksilver and Roxy brands. DC’s growth was primarily in footwear and, to a lesser extent, its apparel and accessories products. Quiksilver and Roxy brand revenue growth came primarily from growth in apparel and, to a lesser extent, accessories and footwear products. Our wintersports equipment brand revenues decreased 22% to $379.2 million in fiscal 2007 from $486.0 million in fiscal 2006. This decrease in revenues was a result of decreased market demand caused by unseasonably warm weather and a lack of snowfall in many parts of Europe and the United States in the 2006/2007 winter season. The 2006/2007 season also had a negative impact on the beginning of the 2007/2008 snow season as preorders were down significantly from the prior year and less reorders are expected on the smaller base of preorders.

	Years Ended October 31,
	2007			2006
	Apparel	Equipment		Apparel	Equipment
In thousands	Brands	Brands	Total	Brands	Brands	Total
Americas	$990,892	$101,184	$1,092,076	$821,870	$117,500	$939,370
Europe	807,346	262,707	1,070,053	661,828	340,647	1,002,475
Asia/Pacific	243,797	15,296	259,093	225,111	27,892	253,003
Corporate operations	—	—	4,813	—	—	5,386

	$2,042,035	$379,187	$2,426,035	$1,708,809	$486,039	$2,200,234

In the Americas, our apparel brand revenues for fiscal year 2007 increased 21%, while our equipment brand revenues decreased 14% compared to fiscal 2006. In Europe, our apparel brand revenues for fiscal year 2007 increased 22% while our equipment brand revenues decreased 23% compared to fiscal 2006. In Asia/Pacific, our apparel brand revenues for fiscal 2007 increased 8%, while our equipment brand revenues decreased 45% compared to fiscal 2006.
Gross Profit
Our consolidated gross profit margin increased to 46.3% in fiscal 2007 from 45.7% in the previous year. The gross profit margin in the Americas increased to 40.7% from 39.9%, our European gross profit margin increased to 51.6% from 51.2%, and our Asia/Pacific gross profit margin increased to 47.3% from 45.9%. The increase in the Americas’ gross profit margin was primarily due to lower production costs and a higher percentage of sales through company owned retail stores where higher gross margins are generated. Our European and Asia/Pacific gross profit margin increases were primarily due to higher margins from our apparel brands, primarily as a result of the currency effect of sourcing goods in U.S. dollars, partially offset by lower margins on our equipment brands.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 17% in fiscal 2007 to $971.4 million from $827.0 million in fiscal 2006. In the Americas, these expenses increased 21% to $340.5 million from $281.9 million, in Europe they increased 17% to $465.7 million from $396.9 million; and in Asia/Pacific they increased 13% to $106.3 million from $94.3 million for those same periods. As a percentage of revenues, selling, general and administrative expense increased to 40.0% of sales in fiscal 2007 compared to 37.6% in fiscal 2006. The increase in selling, general and administrative expense as a percentage of revenues was primarily caused by the cost of opening and operating additional retail stores, increased distribution costs and, to a lesser extent, costs recorded in continuing operations as a result of our termination of a consulting agreement with the former minority shareholder of Cleveland Golf.
Asset Impairments
Asset impairment charges totaled $166.4 million in fiscal 2007 compared to zero in fiscal 2006. Of these charges approximately $156.9 related to Rossignol related goodwill, approximately $6.9 million related to trademark impairment and approximately $2.6 million related to fixed asset impairments. The goodwill and intangible impairment charges were recorded as a result of our annual impairment test, where it was determined that the carrying values of certain Rossignol related asset groups were less than the estimated fair value of those same groups as of October 31, 2007.
Non-operating Expenses
Interest expense increased to $57.0 million in fiscal 2007 compared to $47.4 million in fiscal 2006 primarily as a result of the translation effect of euro denominated interest, higher borrowing levels on our lines of credit to finance increased working capital needs and, to a lesser extent, higher interest rates on our variable-rate debt in Europe and the United States.
Our foreign currency loss amounted to $1.8 million in fiscal 2007 compared to approximately zero in fiscal 2006. This current year loss resulted primarily from the foreign currency contracts that we used to mitigate the risk of translating the results of our international subsidiaries into U.S. dollars and the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
Our income tax rate increased to (32.5)% in fiscal 2007 from 28.4% in fiscal 2006. The current year rate increased significantly due to the non-deductibility of the goodwill asset impairment recorded in fiscal 2007. This increase was partially offset by the higher impact of certain beneficial items included in our tax rate.
Income from continuing operations and EBITDA
Income from continuing operations in fiscal 2007 decreased to a $98.6 million loss, and earnings per share on a diluted basis decreased to a loss of $0.80 compared to income from continuing operations of $94.1 million and diluted earnings per share of $0.74 for fiscal 2006. EBITDA decreased to $232.7 million in fiscal 2007 compared to $262.1 million in fiscal 2006.
Fiscal 2006 Compared to Fiscal 2005
Revenues
Our total net revenues increased 27% in fiscal 2006 to $2,200.2 million from $1,734.5 million in fiscal 2005 primarily as a result of the Rossignol acquisition, increased unit sales and new products. Revenues in the Americas increased 17%, European revenues increased 41%, and Asia/Pacific revenues increased 15%. In euros, European revenues increased 44% in fiscal 2006. This is higher than the 41% growth rate in U.S. dollars because the U.S. dollar was worth more in euros on average in fiscal 2006 compared to fiscal 2005. In Australian dollars, revenues increased 18%. This is higher than the 15% growth rate in U.S. dollars because the U.S. dollar was worth more than the Australian dollar on average in fiscal 2006 compared to fiscal 2005. We completed the acquisition of Rossignol effective July 31, 2005, and these operations are included in our results for only three months in fiscal 2005, but a full year in fiscal 2006, resulting in consolidated revenue growth of 17% in fiscal 2006. Rossignol operates in all three of our operating segments, primarily producing wintersports equipment, and accounted for net revenues of $480.4 million in fiscal 2006 compared to $172.1 million in fiscal 2005.
Our apparel brand revenues increased 10% to $1,708.8 million in fiscal 2006 from $1,552.6 million in fiscal 2005. This increase resulted from strength in our Roxy, DC and Quiksilver brands. Quiksilver and Roxy brand revenue growth came primarily from growth in apparel and, to a lesser extent, footwear and accessories. DC’s growth was primarily in footwear and, to a lesser extent, its apparel and accessories products. Our wintersports equipment brand revenues increased to $486.0 million in fiscal 2006 from

$177.9 million in fiscal 2005. The increase in wintersports equipment revenue was primarily due to the Rossignol acquisition as we had a full year of wintersports equipment operations in fiscal 2006 compared to three months in fiscal 2005.

	Years Ended October 31,
	2006			2005
	Apparel	Equipment		Apparel	Equipment
In thousands	Brands	Brands	Total	Brands	Brands	Total
Americas	$821,870	$117,500	$939,370	$746,954	$54,882	$801,836
Europe	661,828	340,647	1,002,475	590,665	118,845	709,510
Asia/Pacific	225,111	27,892	253,003	215,024	4,217	219,241
Corporate operations	—	—	5,386	—	—	3,941

	$1,708,809	$486,039	$2,200,234	$1,552,643	$177,944	$1,734,528

In the Americas, our apparel brand revenues for fiscal year 2006 increased 10%, while our equipment brand revenues increased 114% compared to fiscal 2005. In Europe, our apparel brand revenues for fiscal year 2006 increased 12% while our equipment brand revenues increased 187% compared to fiscal 2005. In Asia/Pacific, our apparel brand revenues for fiscal 2006 increased 5%, while our equipment brand revenues increased 561% compared to fiscal 2005. The increase in wintersports equipment revenue was primarily due to the Rossignol acquisition as we had a full year of wintersports equipment operations in fiscal 2006 compared to three months in fiscal 2005.
Gross Profit
Our consolidated gross profit margin increased to 45.7% in fiscal 2006 from 45.5% in the previous year. The gross profit margin in the Americas increased to 39.9% from 39.5%, our European gross profit margin increased to 51.2% from 50.9%, and our Asia/Pacific gross profit margin decreased to 45.9% from 49.9%. The increase in the Americas’ gross profit margin was primarily due to lower production costs, improved margins in our DC brand, and a higher percentage of sales through company owned retail stores where higher gross margins are generated, partially offset by higher sales from our wintersports equipment business, which operated at lower margins than our other businesses. Our European gross profit margin increased slightly due to a higher percentage of sales through company-owned retail stores. This increase was substantially offset by the impact of the lower margins from our Rossignol business. In Asia/Pacific, the gross profit margin decrease was primarily due to sales from our lower margin wintersports equipment business and lower margins on our other brands, partially offset by a higher percentage of sales through company-owned retail stores.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 36% in fiscal 2006 to $827.0 million from $607.5 million in fiscal 2005. In the Americas, these expenses increased 22% to $281.9 million from $231.7 million, in Europe they increased 54% to $396.9 million from $257.9 million, and in Asia/Pacific they increased 19% to $94.3 million from $79.5 million for those same periods. As a percentage of revenues, selling, general and administrative expense increased to 37.6% of sales in fiscal 2006 compared to 35.0% in fiscal 2005. The increase in selling, general and administrative expense as a percentage of revenues is primarily due to $20.5 million in stock compensation expense recorded in the current period as a result of adopting Statement of Financial Accounting Standards “SFAS” No. 123(R) “Share-Based Payment” on November 1, 2005, the cost of additional retail stores and, to a lesser extent, a full year of our wintersports equipment business, which operated with slightly higher selling, general and administrative expenses as a percentage of revenues compared to our other businesses.
Non-operating Expenses
Interest expense increased to $47.4 million in fiscal 2006 compared to $20.8 million in fiscal 2005 primarily as a result of debt incurred and assumed in connection with the acquisition of Rossignol.
We had no foreign currency gain in fiscal 2006 compared to a foreign currency gain of $0.2 million in fiscal 2005. This current year change resulted primarily from the net effect of foreign currency contracts that we used to mitigate the risk of translating the results of our international subsidiaries into U.S. dollars.

Our income tax rate decreased to 28.4% in fiscal 2006 from 32.3% in fiscal 2005. This improvement resulted primarily because a higher percentage of our fiscal 2006 profits were generated in countries with lower tax rates and from foreign tax credits.
Income from continuing operations and EBITDA
Income from continuing operations in fiscal 2006 was $94.1 million, and earnings per share on a diluted basis was $0.74 compared to income from continuing operations of $108.3 million and earnings per share on a diluted basis of $0.87 for fiscal 2005. EBITDA increased 18% in fiscal 2006 to $262.1 million compared to $222.0 million in fiscal 2006.
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
Cash and cash equivalents totaled $74.3 million at October 31, 2007 versus $36.8 million at October 31, 2006. Working capital amounted to $631.9 million at October 31, 2007, compared to $568.6 million at October 31, 2006, an increase of 11%. We believe that our current cash balance, operating cash flows and current lines of credit are adequate to cover our cash needs for at least the next twelve months and that increases in our lines of credit can be obtained as needed to fund future growth. We have generated further liquidity of approximately $105.0 million from the sale of our golf equipment operations in December 2007.
Operating Cash Flows
Operating activities of continuing operations provided cash of $125.9 million in fiscal 2007 compared to cash used of $5.0 million in fiscal 2006. This improvement primarily relates to a decrease in cash used for inventory, accounts receivable and accounts payable of $112.4 million.
Operating activities of continuing operations used cash of $5.0 million in fiscal 2006 compared to cash provided of $6.7 million in fiscal 2005. This $11.7 million increase in cash used was primarily caused by an increase in inventories, net of accounts payable, which used cash of $37.7 million in fiscal 2006 compared to providing cash of $54.9 million in fiscal 2005, and an increase in cash used for other working capital components, which used cash of $70.3 million in fiscal 2006 compared to cash provided of $15.4 million in fiscal 2005. These increases in cash used were partially offset by an increase in cash profits, which provided $190.1 million of cash in fiscal 2006 compared to $162.2 million in fiscal 2005, and a decrease in cash used for accounts receivable growth, which used $87.1 million in cash in the current year compared to $225.8 million in fiscal 2005.
Capital Expenditures
We have historically avoided high levels of capital expenditures for our apparel manufacturing functions by using independent contractors for sewing and other processes such as washing, dyeing and embroidery. We perform the cutting process in-house for certain product categories in the Americas to enhance control and efficiency, and we screenprint a portion of our product in-house in both the Americas and in Europe. In our equipment business where we own and operate manufacturing facilities, our capital expenditures are higher.
Fiscal 2007 capital expenditures were $116.3 million, which was approximately $20.8 million higher than the $95.5 million we spent in fiscal 2006. In fiscal 2007, we increased our investment in company-owned retail stores, manufacturing equipment, warehouse equipment, and computer systems.
New company-owned retail stores are again part of our plans in fiscal 2008. Computer hardware and software will also be purchased to continuously improve our systems. Capital spending for these and other projects in fiscal 2008 is expected to range between $100 million and $125 million, depending on the pace of our retail expansion. We expect to fund our capital expenditures primarily from our operating cash flows, our credit facilities and also through the sale of certain assets held for sale in certain Rossignol subsidiaries in Europe.
Acquisitions and Dispositions
In connection with the acquisition of Rossignol, we have formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of October 31, 2007, we had recognized $62.5 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of our wintersports equipment sales and distribution operations in the United States. As of October 31, 2007, we have paid approximately $46.3 million related to these integration activities. If we have overestimated our integration costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized will be recorded in earnings. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations are not significant and are charged to earnings. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, totaled approximately $15.3 million at October 31, 2007. The sale of these properties is expected to generate approximately $26.0 million in cash in fiscal 2008 and 2009.
In fiscal 2005, we originally acquired a majority of our golf equipment business in connection with the Rossignol acquisition. In September 2007, we acquired the remaining 36.37% minority interest in Roger Cleveland Golf Company, Inc. for $17.5 million plus transaction costs. In October 2007, we entered into an agreement to sell our golf equipment business which includes Roger Cleveland Golf Company, Inc. and certain other related international subsidiaries for a transaction value of $132.5 million. We completed the sale in December 2007 and have used the net proceeds of approximately $105.0 million to repay existing indebtedness.
Effective May 1, 2004, we acquired DC for an initial purchase price of $98.3 million. The sellers also received $33.0 million in fiscal 2005 through fiscal 2007 based on the achievement of certain sales and earnings targets, and we have accrued an additional $19.0 million at October 31, 2007. This amount represents the final payment and is expected to be paid during fiscal 2008. All subsequent payments have been recorded against goodwill.
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

In thousands	U.S. Dollar	Non U.S. Dollar	Total
Americas short-term credit arrangements	$—	$17,811	$17,811
European short-term credit arrangements	—	234,589	234,589
Asia/Pacific short-term credit arrangements	—	61,596	61,596

Short-term credit arrangements	—	313,996	313,996
Americas line of credit	129,700	—	129,700
European long-term debt	—	216,004	216,004
Senior Notes	400,000	—	400,000
Deferred purchase price obligation	—	43,649	43,649
Capital lease obligations and other borrowings	—	17,081	17,081

Long-term credit arrangements	529,700	276,734	806,434

Total	$529,700	$590,730	$1,120,430

In July 2005, we issued $400 million in senior notes, which bear a coupon interest rate of 6.875% and are due April 15, 2015. The senior notes were issued at par value and sold in accordance with Rule 144A and Regulation S. In December 2005, these senior notes were exchanged for publicly registered notes with identical terms. The senior notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries that guarantee any of our indebtedness or our subsidiaries’ indebtedness, or are obligors under our existing Credit Facility (defined below). We may redeem some or all of the senior notes after April 15, 2010 at fixed redemption prices as set forth in the indenture. In addition, prior to April 15, 2008, we may redeem up to 35% of the senior notes with the proceeds from certain equity offerings at a redemption price set forth in the indenture.
The indenture for our senior notes includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments by our restricted subsidiaries to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If we experience specific kinds of changes of control, we will be required to offer to purchase the senior notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. We currently are in compliance with these covenants. In addition, we have approximately $8.7 million in debt issuance costs included in other assets as of October 31, 2007.
In April 2005, we replaced our line of credit in the Americas with a new revolving credit facility, which has subsequently been amended (the “Credit Facility”). The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $300 million (with our option to expand the facility to $350 million under certain conditions). The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is based on our fixed charge coverage ratio. The weighted average interest rate at October 31, 2007 was 6.7%. We paid certain financing fees that will be amortized over the expected life of the Credit Facility. The Credit Facility includes a $125.0 million sublimit for letters of credit and a $35.0 million sublimit for borrowings in certain foreign currencies. As of October 31, 2007, $164.7 million was outstanding under the Credit Facility in addition to outstanding letters of credit of $58.2 million. Of the amount outstanding, approximately $35.0 million represents outstanding borrowings of Roger Cleveland Golf Company, Inc. and are included in discontinued operations (Note 19).
The borrowing base is limited to certain percentages of our eligible accounts receivable and inventory. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on: incurrence of additional debt and guarantees of indebtedness; creation of liens; mergers, consolidations or sales of substantially all of our assets; sales or other dispositions of assets; distributions or dividends and repurchases of our common stock; restricted payments, including without limitation, certain restricted investments; engaging in transactions with our affiliates and; sale and leaseback transactions. Our United States assets and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary, have been pledged as collateral and to secure our indebtedness under the Credit Facility. As of October 31, 2007, we were in compliance with these covenants.
In Canada, we have arrangements with banks that provide for approximately $22.0 million of short-term lines of credit. These lines of credit will be reviewed by the banks on various dates through 2008, and we believe the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2007 was $17.8 million at an average interest rate of 6.5%.
In Europe, we have arrangements with several banks that provide approximately $479.0 million for cash borrowings and letters of credit. These lines will be reviewed on various dates through 2008, and we believe that the banks will continue to make these facilities available. The amount outstanding on these lines of credit at October 31, 2007 was $234.6 million at an average interest rate of 4.7%. In addition, we have $33.5 million in letters of credit outstanding as of October 31, 2007.

In Asia/Pacific, we have revolving lines of credit with banks that provide up to approximately $116.0 million for cash borrowings and letters of credit. These lines of credit will be reviewed by the banks on various dates through 2008, and we believe the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2007 was $61.6 million in addition to $6.4 million outstanding letters of credit at an average interest rate of 3.2%.
These line of credit commitments and agreements in the Americas, Europe and Asia/Pacific allow for total maximum cash borrowings and letters of credit of $917.0 million. Commitments totaling $617.0 million expire in fiscal 2008, while $300.0 million expire in fiscal 2010. We had $478.7 million of borrowings drawn on these lines of credit as of October 31, 2007, and letters of credit issued at that time totaled $98.1 million. Of the borrowings outstanding, $35.0 million relates to debt outstanding from our discontinued golf equipment business which was repaid in December 2007.
In Europe, we also have $216.0 million of long-term debt outstanding as of October 31, 2007. This debt is with several banks and contains covenants that are customary for such long-term indebtedness, including among other things, minimum financial ratios of net debt to shareholders’ equity and term debt to cash flow. At October 31, 2007, the overall weighted average interest rate on this long-term debt is 4.2%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2010.
During fiscal 2007, we were out of compliance with certain profitability covenants on a 50.0 million euro term loan of a Rossignol subsidiary in Europe. As of October 31, 2007, this debt was approximately $72.1 million (50.0 million euros). We obtained a waiver from the bank for the fiscal year ended October 31, 2007 and additionally amended the existing agreement to remove these financial covenants through October 2008. Accordingly, we continue to classify this debt as long term as of October 31, 2007.
As part of the acquisition of Rossignol, we deferred a portion of the purchase price. This deferred purchase price obligation is expected to be paid in 2010 and accrues interest equal to the 3-month Euribor plus 2.35% (currently 7.0%) and is denominated in euros. The carrying amount of the obligation fluctuates based on changes in the exchange rate between euros and U.S. dollars. As of October 31, 2007, the deferred purchase price obligation totaled $43.6 million.
Our European and Asia/Pacific segments also have approximately $17.1 million in capital leases and other borrowings as of October 31, 2007.
Our financing activities provided $89.4 million, $95.5 million and $338.1 million of cash in fiscal 2007, 2006 and 2005, respectively, as debt was increased to fund the business acquisitions and capital expenditures discussed above.
Joint Ventures
We have entered into several joint venture arrangements with independent third parties to sell and distribute Quiksilver, Roxy and other branded products in various foreign territories, including Mexico and Brazil. In connection with these joint ventures, we have funded, and may continue to fund, a portion of the working capital required to finance these joint venture operations based on our ownership percentage in each joint venture. In addition, in certain circumstances the joint venture agreements provide that we are required to purchase the equity interests of our joint venture partners. The purchase price applicable to these obligations is typically based on formulas that will be used to value the joint ventures at the time of a purchase. Generally, it is not possible to determine in advance the amounts we may pay for these equity purchases since they are subject to many variables but we expect to purchase a controlling interest in our Brazilian joint venture in fiscal 2008 for a purchase price of approximately $8.0 million, of which 50% will be paid in cash and 50% in shares of our common stock.
Contractual Obligations and Commitments
We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2017, excluding extensions at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. We also have long-term debt and obligations related to business acquisitions. The former owners of DC were entitled to future payments if certain sales and earnings targets were achieved through October 31, 2007. In fiscal 2008, $19.0 million is expected to be paid based on the achievement of such targets and is reflected in our balance sheet at October 31, 2007 as a component of accrued liabilities. The former owners of Surfection are entitled to future payments of up to $9.7 million if certain performance targets are achieved through September 2008. In fiscal 2008, $7.4 million is expected to be paid based on the achievement of certain sales and earnings targets and is reflected in our balance sheet at October 31, 2007 as a component of accrued liabilities. Any of these future potential payments will be recorded against goodwill. Our deferred purchase price obligation related to the Rossignol acquisition totals $43.6 million and is included in long-term debt as of October 31, 2007. Our significant contractual obligations and commitments as of October 31, 2007, excluding any additional payments that may be due if these acquired businesses achieve certain performance targets in the future, are summarized in the following table:

	Payments Due by Period
		Two to	Four to	After
	One	Three	Five	Five
In thousands	Year	Years	Years	Years	Total
Operating lease obligations	$85,963	$149,881	$121,931	$166,393	$524,168
Long-term debt obligations(1)	34,306	314,764	56,969	400,395	806,434
Professional athlete sponsorships(2)	25,764	12,278	3,230	1,500	42,772
Certain other obligations(3)	102,100	¯	¯	¯	102,100

	$248,133	$476,923	$182,130	$568,288	$1,475,474

(1)	Excludes required interest payments. See Note 7 of Notes to Consolidated Financial Statements for interest terms.

(2)	We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as skiing, surfing, skateboarding, snowboarding and windsurfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $72.3 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

(3)	Certain other obligations include approximately $98.1 million of contractual letters of credit with maturity dates of less than one year. We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. In addition, in certain circumstances we are required to acquire additional equity interests from certain of our joint venture partners. The purchase price applicable to these obligations is typically based on formulas that will be used to value the joint venture operations at the time of purchase. These potential purchase amounts cannot be determined in advance and are not included in this line item, except for approximately $4.0 million related to the cash portion of the purchase of a controlling interest in Quiksilver Brazil which is expected to occur in fiscal 2008.
Trade Accounts Receivable and Inventories
Our trade accounts receivable were $760.4 million at October 31, 2007, versus $674.7 million the year before, an increase of 13%. Adjusting for the effects of foreign currency, accounts receivable increased 3%. Receivables in the Americas totaled $312.2 million, while European receivables totaled $364.3 million and Asia/Pacific receivables totaled $83.9 million. Among all three segments, accounts receivable increased primarily from increased revenue. Included in accounts receivable are approximately $42.4 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be subtracted from accounts receivable to more accurately compute days sales outstanding.
Consolidated inventories totaled $447.3 million as of October 31, 2007, versus $389.7 million the year before, an increase of 15%. Adjusting for the effects of foreign currency, inventories increased approximately 7%. Inventories in the Americas totaled $178.3 million, while European inventories totaled $202.7 million and Asia/Pacific inventories totaled $66.3 million. Consolidated average inventory turnover from all businesses was approximately 3.0 at October 31, 2007 and 2006, respectively.

Off Balance Sheet Arrangements
As of October 31, 2007, we did not have any significant off balance sheet arrangements.
Inflation
Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on our sales and profits.
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this standard during the fiscal year ended October 31, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
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
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. We adopted this standard during the fiscal year ended October 31, 2007. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We expect to adopt this standard at the beginning of the our fiscal year ending October 31, 2009. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. We expect to adopt this standard at the beginning of our fiscal year ending October 31, 2009. We have not determined the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. We will adopt this standard at the beginning of our fiscal year ending October 31, 2010 for all prospective business acquisitions. We have not determined the effect that the adoption of SFAS No. 141(R) will have on our consolidated financial statements but the impact will be limited to any future acquisitions beginning in fiscal 2010.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. We will adopt this standard at the beginning of our fiscal year ending October 31, 2010. We have not determined the effect that the adoption of SFAS No. 160 will have on our consolidated financial statements.
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
Accounts Receivable
It is not uncommon for some of our customers to have financial difficulties from time to time. This is normal given the wide variety of our account base, which includes small surf and ski shops, medium-sized retail chains, and some large department store chains. Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collection issues that have been identified. We also maintain credit insurance for a majority of our European wintersports equipment receivables that protects against the risk of customer default. Historically, our losses have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our customers could have an adverse impact on our profits.
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
Long-Lived Assets
We acquire tangible and intangible assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets, trademarks licenses and other amortizable intangibles) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments are recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.
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
Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 10 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Foreign Currency Translation
A significant portion of our revenues are generated in Europe, where we operate with the euro as our functional currency, and a smaller portion of our revenues are generated in Asia/Pacific, where we operate with the Australian dollar and Japanese yen as our functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and substantial portions of our European and Asia/Pacific product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign exchange rates. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
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
Forward-Looking Statement
Various statements in this Form 10-K, or incorporated by reference into this Form 10-K in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate”, “estimate”, “expect”, “seek”, “plan”, “may”, “project”, “we believe”, “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under Item 1A. “Risk Factors.” Forward-looking statements include statements regarding, among other items:
•	our ability to realize the benefits we anticipate from our acquisition of Rossignol;
•	the impact of our substantial leverage on our ability to generate cash flows or obtain financing to fund our anticipated growth strategies, and the cost of such financing;
•	our plans to expand internationally;
•	our intention to introduce new products and enter into new joint ventures;
•	our plans to open new retail stores;
•	payments due on contractual commitments;
•	future expenditures for capital projects;
•	our ability to continue to maintain our brand image and reputation;
•	our ability to remain compliant with our debt covenants;
•	the integration of acquired businesses and future acquisitions;
•	difficulties encountered with asset or subsidiary dispositions;
•	general economic and business conditions;
•	foreign exchange rate fluctuations; and
•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the risks described in Item 1A. “Risk Factors”, and other factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will, in fact, transpire.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense. (See also Note 16 of our consolidated financial statements).
Foreign Currency and Derivatives
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to our variable rate debt. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. We use various foreign currency exchange contracts and intercompany loans as part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to the risk of fluctuations in interest rates.
Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $1.8 million was recognized related to these types of contracts during fiscal 2007. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2007, we were hedging forecasted transactions expected to occur through October 2009. Assuming exchange rates at October 31, 2007 remain constant, $23.8 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 24 months.
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
We enter into forward exchange and other derivative contracts with major banks and are exposed to foreign currency losses in the event of nonperformance by these banks. We anticipate, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, we do not obtain collateral or other security to support the contracts.
Translation of Results of International Subsidiaries
As discussed above, we are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of income of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year. We use various foreign currency exchange contracts and intercompany loans to hedge the profit and loss effects of such exposure, but accounting rules do not allow us to hedge the actual translation of sales and expenses.

By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for our European operating segment. It takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens there is a positive effect on our reported results from our European operating segment. Also, our U.S. wintersports equipment business sources their production primarily in euros and transacts their sales in U.S. dollars. If the dollar weakens, there is a negative impact on the profitability of our U.S. wintersports equipment business.
In fiscal 2007, the U.S. dollar weakened compared to the euro and the Australian dollar. As a result, our European revenues decreased 3% in euros compared to an increase of 7% in U.S. dollars. Asia/Pacific revenues decreased 11% in Australian dollars compared to an increase of 2% in U.S. dollars.
Interest Rates
Most of our lines of credit and long-term debt bear interest based on LIBOR and EURIBOR plus a credit spread. Effective interest rates, therefore, can move up or down depending on market conditions. The credit spreads are subject to change based on financial performance and market conditions upon refinancing. Interest expense also includes financing fees and related costs and can be affected by foreign currency movement upon translating non-U.S. dollar denominated interest into dollars for reporting purposes. The approximate amount of our remaining variable rate debt was $504.0 million at October 31, 2007, and the average effective interest rate at that time was 5.1%. If interest rates or credit spreads were to increase by 10%, our income before tax would be reduced by approximately $2.6 million based on these fiscal 2007 levels.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item appears beginning on page 41.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2007.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended October 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year. Deloitte & Touche LLP has issued an attestation report (see below) on our internal control over financial reporting.
The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the assessment and analysis of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Quiksilver, Inc.:
We have audited the internal control over financial reporting of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended October 31, 2007 of the Company and our report dated December 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Costa Mesa, California
December 28, 2007

Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by this item will be included under the headings “Election of Directors,” “Executive Compensation and Other Information,” and “Corporate Governance” in our proxy statement for the 2008 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2007.
We have adopted a Code of Ethics for Senior Financial Officers in compliance with applicable rules of the Securities and Exchange Commission that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. We have posted a copy of this Code of Ethics on our website, at http://www.quiksilverinc.com. We intend to disclose any amendments to, or waivers from, any provision of the Code of Ethics by posting such information on such website.
Item 11. EXECUTIVE COMPENSATION
The information required to be included by this item will be included under the heading “Executive Compensation and Other Information” in our proxy statement for the 2008 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2007.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included by this item will be included under the heading “Ownership of Securities” in our proxy statement for the 2008 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2007.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by this item will be included under the headings “Related Party Transactions” and “Corporate Governance” in our proxy statement for the 2008 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2007.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be included by this item will be included under the heading “Independent Auditors” in our proxy statement for the 2008 Annual Meeting of Stockholders. That information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2007.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements” on page 42

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

QUIKSILVER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Quiksilver, Inc.
We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended October 31, 2006 as a result of adopting Statement of Financial Accounting Standards No. 123(R), “Share-based Payment.”
As discussed in Note 19, in October 2007 the Company entered into an agreement to sell its golf equipment business. The results of operations of this business are included in loss from discontinued operations in the accompanying consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 28, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
December 28, 2007
Costa Mesa, California

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended October 31, 2007, 2006 and 2005

In thousands, except per share amounts	2007	2006	2005

Revenues, net	$2,426,035	$2,200,234	$1,734,528
Cost of goods sold	1,303,794	1,193,938	945,982

Gross profit	1,122,241	1,006,296	788,546

Selling, general and administrative expense	971,411	827,025	607,450
Asset impairments — Notes 5 and 6	166,352	—	—

Operating (loss) income	(15,522)	179,271	181,096

Interest expense	57,023	47,444	20,825
Foreign currency loss (gain)	1,777	8	(160)
Minority interest and other expense — Note 2	121	303	365

(Loss) income before provision for income taxes	(74,443)	131,516	160,066

Provision for income taxes — Note 13	24,205	37,413	51,776

(Loss) income from continuing operations	(98,648)	94,103	108,290
Loss from discontinued operations — Note 19	(22,471)	(1,087)	(1,170)

Net (loss) income	$(121,119)	$93,016	$107,120

(Loss) income per share from continuing operations	$(0.80)	$0.77	$0.91
Loss per share from discontinued operations — Note 19	(0.18)	(0.01)	(0.01)

Net (loss) income per share — Note 1	$(0.98)	$0.76	$0.90

(Loss) income per share from continuing operations, assuming dilution	$(0.80)	$0.74	$0.87
Loss per share from discontinued operations, assuming dilution — Note 19	(0.18)	(0.01)	(0.01)

Net (loss) income per share, assuming dilution — Note 1	$(0.98)	$0.73	$0.86

Weighted average common shares outstanding — Note 1	123,770	122,074	118,920

Weighted average common shares outstanding, assuming dilution — Note 1	123,770	127,744	124,335

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended October 31, 2007, 2006 and 2005

In thousands	2007	2006	2005

Net (loss) income	$(121,119)	$93,016	$107,120
Other comprehensive income (loss):
Foreign currency translation adjustment	116,882	27,311	(14,694)
Net (loss) gain on derivative instruments, net of tax of $10,368 (2007), $2,101 (2006) and $(5,468) (2005)	(21,859)	(4,309)	10,008

Comprehensive (loss) income	$(26,096)	$116,018	$102,434

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2007 and 2006

In thousands, except share amounts	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$74,348	$36,834
Trade accounts receivable, net — Note 3	760,430	674,734
Other receivables	70,101	34,190
Inventories — Note 4	447,282	389,663
Deferred income taxes — Note 13	62,197	81,434
Prepaid expenses and other current assets	25,219	26,844
Current assets held for sale — Note 19	73,685	89,483

Total current assets	1,513,262	1,333,182

Fixed assets, net — Note 5	347,322	277,974
Intangible assets, net — Notes 2 and 6	225,642	212,772
Goodwill — Notes 2, 6 and 15	417,283	475,495
Other assets	46,263	45,628
Non-current assets held for sale — Notes 12 and 19	91,756	102,177

Total assets	$2,641,528	$2,447,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit — Note 7	$313,996	$315,891
Accounts payable	286,807	214,901
Accrued liabilities — Note 8	227,840	192,169
Current portion of long-term debt — Note 7	34,306	24,621
Income taxes payable — Note 13	7,187	1,844
Liabilities related to assets held for sale — Note 19	11,269	15,160

Total current liabilities	881,405	764,586

Long-term debt — Notes 7 and 18	772,128	640,308
Deferred income taxes and other long-term liabilities — Note 13	48,466	86,811
Non-current liabilities related to assets held for sale — Notes 7 and 19	52,916	63,203

Total liabilities	1,754,915	1,554,908

Commitments and contingencies — Note 9

Minority interest — Note 2	—	11,193

Stockholders’ equity — Note 10:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 185,000,000; issued shares — 128,340,538 (2007) and 126,401,836 (2006)	1,283	1,264
Additional paid-in capital	306,051	274,488
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	437,940	559,059
Accumulated other comprehensive income — Note 11	148,117	53,094

Total stockholders’ equity	886,613	881,127

Total liabilities and stockholders’ equity	$2,641,528	$2,447,228

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended October 31, 2007, 2006 and 2005

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
In thousands, except share amounts	Shares	Amounts	Capital	Stock	Earnings	Income (Loss)	Equity
Balance, November 1, 2004	120,339,046	$1,203	$200,118	$(6,778)	$358,923	$34,778	$588,244
Exercise of stock options	1,447,010	14	6,528	—	—	—	6,542
Tax benefit from exercise of stock options	—	—	5,109	—	—	—	5,109
Employee stock purchase plan	157,298	2	1,644	—	—	—	1,646
Rossignol acquisition	2,150,038	22	28,885	—	—	—	28,907
Net income and other comprehensive income (loss)	—	—	—	—	107,120	(4,686)	102,434

Balance, October 31, 2005	124,093,392	1,241	242,284	(6,778)	466,043	30,092	732,882
Exercise of stock options	1,289,351	13	5,119	—	—	—	5,132
Tax benefit from exercise of stock options	—	—	3,976	—	—	—	3,976
Stock compensation expense	—	—	20,751	—	—	—	20,751
Restricted stock	800,000	8	(8)	—	—	—	—
Employee stock purchase plan	219,093	2	2,366	—	—	—	2,368
Net income and other comprehensive income	—	—	—	—	93,016	23,002	116,018

Balance, October 31, 2006	126,401,836	1,264	274,488	(6,778)	559,059	53,094	881,127
Exercise of stock options	1,804,515	18	10,351	—	—	—	10,369
Tax benefit from exercise of stock options	—	—	2,896	—	—	—	2,896
Stock compensation expense	—	—	17,210	—	—	—	17,210
Restricted stock	42,000	—	—	—	—	—	—
Employee stock purchase plan	92,187	1	1,106	—	—	—	1,107
Net (loss) and other comprehensive income	—	—	—	—	(121,119)	95,023	(26,096)

Balance, October 31, 2007	128,340,538	$1,283	$306,051	$(6,778)	$437,940	$148,117	$886,613

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2007, 2006 and 2005

In thousands	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(121,119)	$93,016	$107,120
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	22,471	1,087	1,170
Depreciation and amortization	66,894	62,634	41,070
Stock-based compensation and tax benefit on option exercises	14,003	20,495	—
Provision for doubtful accounts	8,542	2,274	3,592
Loss on disposal of fixed assets	1,767	1,205	3,449
Foreign currency loss (gain)	1,292	(487)	(221)
Asset impairments	166,352	—	—
Interest accretion	—	—	1,319
Minority interest and equity in earnings	(210)	883	—
Deferred income taxes	(2,254)	9,027	4,679
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(42,715)	(87,129)	(225,787)
Other receivables	(30,007)	(10,522)	8,960
Inventories	(18,521)	(24,932)	35,477
Prepaid expenses and other current assets	2,314	(7,037)	(421)
Other assets	(2,275)	(3,216)	(7,313)
Accounts payable	48,782	(12,765)	19,434
Accrued liabilities and other long-term liabilities	613	(26,032)	6,514
Income taxes payable	9,947	(23,539)	7,688

Cash provided by (used in) operating activities of continuing operations	125,876	(5,038)	6,730
Cash used in operating activities of discontinued operations	(1,624)	(3,260)	(8,144)

Net cash provided by (used in) operating activities	124,252	(8,298)	(1,414)

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	17,355	5,113	—
Capital expenditures	(116,290)	(95,516)	(70,190)
Business acquisitions, net of acquired cash — Note 2	(42,554)	(38,434)	(251,865)

Cash used in investing activities of continuing operations	(141,489)	(128,837)	(322,055)
Cash used in investing activities of discontinued operations	(19,001)	(4,510)	(668)

Net cash used in investing activities	(160,490)	(133,347)	(322,723)

Cash flows from financing activities:
Borrowings on lines of credit	156,189	312,403	122,976
Payments on lines of credit	(186,650)	(220,431)	(97,087)
Borrowings on long-term debt	209,933	120,252	588,456
Payments on long-term debt	(104,358)	(127,919)	(284,453)
Stock option exercises, employee stock purchases and tax benefit on option exercises	14,253	11,212	8,188

Cash provided by financing activities of continuing operations	89,367	95,517	338,080
Cash (used in) provided by financing activities of discontinued operations	(9,550)	10,473	9,786

Net cash provided by financing activities	79,817	105,990	347,866
Effect of exchange rate changes on cash	(6,065)	(3,109)	(3,328)

Net increase (decrease) in cash and cash equivalents	37,514	(38,764)	20,401
Cash and cash equivalents, beginning of year	36,834	75,598	55,197

Cash and cash equivalents, end of year	$74,348	$36,834	$75,598

     See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2007, 2006 and 2005

Supplementary cash flow information:
Cash paid during the year for:
Interest	$59,354	$47,319	$18,835

Income taxes	$16,004	$52,608	$34,458

Non-cash investing and financing activities:
Deferred purchase price obligation — Note 2	$26,356	$24,967	$32,508

Common stock issued for business acquisitions - Note 2	$—	$—	$28,907

See notes to consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2007, 2006 and 2005
Note 1 — Significant Accounting Policies
Company Business
Quiksilver, Inc. and its subsidiaries (the “Company”) design, produce and distribute branded apparel, wintersports equipment, footwear, accessories and related products. The Company’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its boardriding culture and heritage, while its wintersports brands symbolize a long standing commitment to technical expertise and competitive success on the mountains. The Company’s Quiksilver, Roxy, DC Shoes and Hawk brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding, and its beach and water oriented swimwear brands include Raisins, Radio Fiji and Leilani. The Rossignol, Dynastar, Look, Lange, and Kerma brands are leaders in the alpine ski market, and the Company makes snowboarding equipment under its Rossignol, DC Shoes, Roxy, Lib Technologies, Gnu and Bent Metal labels. The Company’s products are sold in over 90 countries in a wide range of distribution channels, including surf shops, ski shops, skateboard shops, snowboard shops, its proprietary Boardriders Club shops, other specialty stores and select department stores. Distribution is primarily in the United States, Europe and Australia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including Pilot, SAS and subsidiaries (“Quiksilver Europe”), Quiksilver Australia Pty Ltd. and subsidiaries (“Quiksilver Asia/Pacific” and “Quiksilver International”). Intercompany accounts and transactions have been eliminated in consolidation.
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

Long-Lived Assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company recorded approximately $2.6 million in fixed asset impairments as of October 31, 2007 and determined that there was no impairment loss as of October 31, 2006 or 2005.
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by SFAS No. 142 which includes assumptions such as growth and discount rates. The Company recorded approximately $156.9 million in goodwill impairment and approximately $6.9 million in other wintersports equipment brand trademark impairments as of October 31, 2007. Any subsequent impairment losses will also be reflected in operating income. The Company determined that there was no impairment loss as of October 31, 2006 or 2005.
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
Revenues in the Consolidated Statements of Operations include the following:

	Years Ended October 31,
In thousands	2007	2006	2005
Product shipments, net	$2,418,951	$2,195,754	$1,732,688
Royalty income	7,084	4,480	1,840

	$2,426,035	$2,200,234	$1,734,528

Promotion and Advertising
The Company’s promotion and advertising efforts include athlete sponsorships, world-class boardriding and skiing contests, magazine advertisements, retail signage, television programs, co-branded products, surf camps, skate park tours and other events. For the fiscal years ended October 31, 2007, 2006 and 2005, these expenses totaled $158.9 million, $156.0 million and $101.3 million, respectively. Advertising costs are expensed when incurred.
Research and Development
The Company engages in research and development activities to enable it to design and launch new products for its wintersports equipment businesses in order to respond to changing demands and market expectations. Research and development costs are expensed as incurred. Included in selling, general and administrative expense is approximately $11.2 million, $11.9 million and $3.1 million of research and development costs for the fiscal years ended October 31, 2007, 2006 and 2005, respectively.
Warranties
The Company generally provides a one-year limited warranty against manufacturer’s defects on its wintersports equipment and records an estimate of such warranty costs when revenue is recorded. The Company’s standard warranty requires it to repair or replace the defective product returned to the Company during such warranty period. In estimating its future warranty obligations, the Company considers various factors, including its warranty policies and practices, the historical frequency of claims and the cost to replace or repair the products under warranty (see Note 8).
Stock-Based Compensation
Effective November 1, 2005, the Company adopted SFAS No. 123(R) “Share-Based Payment.” As a result, the Company recognizes compensation expense equal to the fair value of stock options or other share based payments. See Note 10 for a description of the impact of this standard on the Company’s financial statements.
Income Taxes
The Company accounts for income taxes using the asset and liability approach as promulgated by SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized.
Net (Loss) Income per Share
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options computed using the treasury stock method. For the years ended October 31, 2006 and 2005, the weighted average common shares outstanding, assuming dilution, includes 5,670,000 and 5,415,000, respectively, of dilutive stock options. For the year ended October 31, 2007 the potential dilutive effect of common stock equivalents was not included in the weighted average shares for the computation of diluted earnings per share, as the effect was antidilutive.
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
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Income include net (loss) income and foreign currency adjustments that arise from the translation of the financial statements of Quiksilver Europe and Quiksilver Asia/Pacific into U.S. dollars and fair value gains and losses on certain derivative instruments.

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
Fair Value of Financial Instruments
The carrying value of the Company’s trade accounts receivable and accounts payable approximates its fair value due to their short-term nature. The carrying values of the Company’s lines of credit and long-term debt approximates their fair value as these borrowings consist primarily of a series of short-term notes at floating interest rates.
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard during the fiscal year ended October 31, 2007. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. The Company adopted this standard during the fiscal year ended October 31, 2007. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company expects to adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements but the impact will be limited to any future acquisitions beginning in fiscal 2010.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2010. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.
Note 2 — Business Acquisitions
In September 2007, the Company acquired the minority interest of Roger Cleveland Golf Company, Inc. (“Cleveland Golf”), the Company’s U.S. golf equipment operations. The Company had previously acquired 63.63% of Cleveland Golf as part of the acquisition of Rossignol in July 2005. The purchase price for the remaining minority interest of Cleveland Golf, excluding transaction costs, included a cash payment of $17.5 million at closing. The Company accounted for this transaction as a step acquisition and recorded 36.37% of fair value adjustments related to the acquisition of the remaining portion of Cleveland Golf. The Company also agreed to terminate all consulting arrangements with the former minority interest holders of Cleveland Golf and recorded an expense of approximately $3.6 million in contract termination costs. In October 2007, the Company entered into an agreement to sell its golf equipment business (Note 19).
Effective July 31, 2005, the Company acquired Skis Rossignol SA (“Rossignol”), a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands. The Company has included the operations of Rossignol in its results since August 1, 2005. The purchase price, excluding transaction costs, included cash of approximately $208.3 million, approximately 2.2 million restricted shares of the Company’s common stock, valued at $28.9 million, a deferred purchase price obligation of approximately $32.5 million, a liability of approximately $16.9 million for the mandatory purchase of approximately 0.7 million outstanding public shares of Rossignol representing less than 5% of the share capital of Rossignol, and a liability of approximately $2.0 million for the estimated fair value of 0.1 million fully vested Rossignol stock options. Transaction costs totaled approximately $16.0 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price for the five days before and after the announcement date, discounted to reflect the estimated effect of its trading restrictions. The deferred purchase price obligation is expected to be paid in 2010 and will accrue interest equal to the 3-month euro interbank offered rate (“Euribor”) plus 2.35% (currently 7.0%). The mandatory purchase of the remaining Rossignol shares was required under French law as the Company had obtained over 95% of the outstanding shares of Rossignol through a combination of share purchases, including a public tender offer. The purchase of these shares was completed in the quarter ended October 31, 2005 and the Company now owns 100% of the shares in Rossignol. Upon the future exercise of the Rossignol stock options, the Company will purchase the newly issued shares from the Rossignol stock option holders, retaining 100% ownership in Rossignol. These Rossignol stock options are treated as variable for accounting purposes and subsequent changes in the value of these stock options are recorded as compensation expense in the Company’s consolidated statement of income. Goodwill arises from synergies the Company believes can be achieved integrating Rossignol’s brands, products and operations with the Company’s, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of customer relationships, patents and athlete contracts with estimated useful lives of twenty, seven and two years, respectively. The acquired trademarks are non-amortizing as they have been determined to have indefinite lives.
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

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (the “Plan”). As of October 31, 2007 the Company has recognized approximately $62.5 million of liabilities related to the Plan. See Note 12 for further description of the Plan.
Effective August 1, 2005, the Company acquired 11 retail stores in Australia from Surfection Pty Ltd, Manly Boardriders Pty Ltd. and Sydney Boardriders Pty Ltd. (“Surfection”). The operations of Surfection have been included in the Company’s results since August 1, 2005. The initial purchase price, excluding transaction costs, included cash of approximately $21.4 million. Transaction costs totaled approximately $1.1 million. The sellers are entitled to additional payments if certain sales and margin targets are achieved. The amount of goodwill initially recorded for the transaction would increase if such contingent payments are made. As of October 31, 2007, approximately $7.4 million was accrued based on the achievement of these targets and additional payments ranging from zero to approximately $9.7 million may be paid through September, 2008. Goodwill arises from synergies the Company believes can be achieved through Surfection’s retail expertise and store presence in key locations in Australia, and is not expected to be deductible for income tax purposes. Amortizing intangibles consist of non-compete agreements with estimated useful lives of five years.
The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the Surfection acquisition in accordance with the purchase method of accounting:

In thousands	August 31, 2005
Inventory and other current assets	$3,239
Fixed assets	4,839
Amortizing intangible assets	450
Goodwill	21,393

Total assets acquired	29,921

Other liabilities	7,419

Net assets acquired	$22,502

The results of operations for each of the acquisitions are included in the Consolidated Statements of Income from their respective acquisition dates. Assuming these fiscal 2005 acquisitions had occurred as of November 1, 2004, unaudited pro forma consolidated net sales would have been $2,036.2 million for the year ended October 31, 2005. Unaudited pro forma net income would have been $19.0 million, respectively, for those same periods, and unaudited pro forma basic and diluted earnings per share would have been $0.16 and $0.15, respectively.
The Company paid cash of approximately $42.6 million during the year ended October 31, 2007, of which $20.2 million relates to a payment to the former owners of DC Shoes, Inc. and the remaining $22.4 million relates primarily to insignificant acquisitions of certain other distributors, licensees and retail store locations.
Note 3 — Allowance for Doubtful Accounts
The allowance for doubtful accounts, which includes bad debts and returns and allowances, consists of the following:

	Years Ended October 31,
In thousands	2007	2006	2005
Balance, beginning of year	$29,246	$28,787	$11,367
Provision for doubtful accounts	8,542	2,274	3,592
Acquired balance	—	—	18,871
Deductions	(751)	(1,815)	(5,043)

Balance, end of year	$37,037	$29,246	$28,787

The provision for doubtful accounts represents charges to selling, general and administrative expense for estimated bad debts, whereas the provision for returns and allowance is reported as a reduction of revenues.
Note 4 — Inventories
Inventories consist of the following:

	Years Ended October 31,
In thousands	2007	2006
Raw materials	$29,725	$28,545
Work in process	12,223	12,949
Finished goods	405,334	348,169

	$447,282	$389,663

Note 5 — Fixed Assets
Fixed assets consist of the following:

	Years Ended October 31,
In thousands	2007	2006
Furniture and other equipment	$177,837	$143,565
Computer equipment	103,183	82,644
Manufacturing equipment	55,764	54,160
Leasehold improvements	124,612	103,218
Land use rights	46,306	37,291
Land and buildings	35,804	31,851

	543,506	452,729

Accumulated depreciation and amortization	(196,184)	(174,755)

	$347,322	$277,974

During the year ended October 31, 2007, the Company recorded approximately $2.6 million in fixed asset impairments.

Note 6 — Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	Years Ended October 31,
	2007			2006
In thousands	Gross Amount	Amorti- zation	Net Book Value	Gross Amount	Amorti- zation	Net Book Value
Amortizable trademarks	$16,082	$(4,329)	$11,753	$7,159	$(2,262)	$4,897
Amortizable licenses	12,354	(6,074)	6,280	10,332	(4,047)	6,285
Other amortizable intangibles	13,906	(6,282)	7,624	13,767	(3,997)	9,770
Non-amortizable trademarks	199,985	—	199,985	191,820	—	191,820

	$242,327	$(16,685)	$225,642	$223,078	$(10,306)	$212,772

As of October 31, 2007 and in connection with its annual goodwill impairment test, the Company remeasured the value of its intangible assets in accordance with SFAS No. 142 and noted that the carrying value was in excess of the estimated fair value. As a result, the Company recorded Rossignol related goodwill impairment charges of approximately $156.9 million and approximately $6.9 million in trademark impairments.
The change in non-amortizable trademarks is due primarily to foreign exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the fiscal years ended October 31, 2007 and 2006 was $5.3 million and $4.5 million, respectively. Annual amortization expense, based on the Company’s amortizable intangible assets as of October 31, 2007, is estimated to be approximately $4.0 million in the fiscal years ending October 31, 2008 through 2011 and approximately $3.2 million in the fiscal year ending October 31, 2012.
Goodwill arose primarily from the acquisitions of Rossignol, Quiksilver Europe, Quiksilver Asia/Pacific, DC and Surfection. Goodwill decreased approximately $58.2 million during the fiscal year ended October 31, 2007, with $159.7 million related to the Rossignol impairment. This decrease was offset by approximately $16.9 million related to the DC acquisition, $52.4 million related to foreign exchange fluctuations, and $32.2 million primarily related to other insignificant acquisitions. Goodwill increased $65.1 million during the fiscal year ended October 31, 2006, with $13.4 million related to the Rossignol acquisition, approximately $15.0 million related to the DC acquisition, and $36.7 million primarily related to other insignificant acquisitions and foreign exchange fluctuations.
Note 7 — Lines of Credit and Long-term Debt
A summary of lines of credit and long-term debt is as follows:

	Years Ended October 31,
In thousands	2007	2006
European short-term credit arrangements	$234,589	$261,593
Asia/Pacific short-term lines of credit	61,596	41,464
Americas short-term lines of credit	17,811	12,834
Americas Credit Facility	129,700	76,150
Americas long-term debt	—	4,305
European long-term debt	216,004	135,796
Senior Notes	400,000	400,000
Deferred purchase price obligation	43,649	34,701
Capital lease obligations and other borrowings	17,081	13,977

	$1,120,430	$980,820

In July 2005, the Company issued $400 million in senior notes (“Senior Notes”), which bear a coupon interest rate of 6.875% and are due April 15, 2015. The Senior Notes were issued at par value and sold in accordance with Rule 144A and Regulation S. In December 2005, these Senior Notes were exchanged for publicly registered notes with identical terms. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that guarantee any of its indebtedness or its subsidiaries’ indebtedness, or are obligors under its existing senior secured credit facility (the “Guarantors”). The Company may redeem some or all of the Senior Notes after April 15, 2010 at fixed redemption prices as set forth in the indenture related to such Senior Notes. In addition, prior to April 15, 2008, the Company may redeem up to 35% of the Senior Notes with the proceeds from certain equity offerings at a redemption price set forth in the indenture.
The Senior Notes indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If the Company experiences specific kinds of changes of control, it will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. As of October 31, 2007, the Company was in compliance with these covenants. In addition, the Company has approximately $8.7 million in debt issuance costs included in other assets as of October 31, 2007.
In April 2005, the Company replaced its line of credit in the Americas with a new revolving credit facility, which was subsequently amended (the “Credit Facility”). The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $300 million (with a Company option to expand the facility to $350 million under certain conditions). The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is based on the Company’s fixed charge coverage ratio. The weighted average interest rate at October 31, 2007 is 6.7%. The Credit Facility includes a $125.0 million sublimit for letters of credit and a $35 million sublimit for borrowings in certain foreign currencies. As of October 31, 2007, $164.7 million was outstanding under the Credit Facility, in addition to outstanding letters of credit of $58.2 million. Of the amount outstanding, approximately $35.0 million represents outstanding borrowings of Roger Cleveland Golf Company, Inc. and are included in discontinued operations (Note 19).
The borrowing base is limited to certain percentages of the eligible accounts receivable and inventory from participating subsidiaries. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on: incurrence of additional debt and guarantees of indebtedness; creation of liens; mergers, consolidations or sales of substantially all of the Company’s assets; sales or other dispositions of assets; distributions or dividends and repurchases of the Company’s common stock; restricted payments, including without limitation, certain restricted investments; engaging in transactions with non-participating subsidiaries of the Company and; sale and leaseback transactions. The Company’s United States assets and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary, have been pledged as collateral and to secure the Company’s indebtedness under the Credit Facility. As of October 31, 2007, the Company was in compliance with such covenants.
In Canada, the Company has arrangements with banks that provide for approximately $22.0 million of short term lines of credit. These lines of credit will be reviewed by the banks on various dates through 2008, and the Company believes the banks will continue to make these facilities available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2007 was $17.8 million at an average interest rate of 6.5%.
Quiksilver Europe has revolving lines of credit with banks that provide up to $479.0 million for cash borrowings and letters of credit. At October 31, 2007, these lines of credit bore interest at an average rate of 4.7%, and $234.6 million was outstanding in addition to outstanding letters of credit of $33.5 million. The lines of credit will be reviewed by the banks on various dates in 2008, and the Company believes that these lines of credit will continue to be available.

Quiksilver Asia/Pacific has revolving lines of credit with banks that provide up to $116.0 million for cash borrowings and letters of credit. These lines of credit will be reviewed by the banks on various dates through 2008, and the Company believes these lines of credit will continue to be available with substantially similar terms. The amount outstanding on these lines of credit at October 31, 2007 was $61.6 million in addition to $6.4 million outstanding letters of credit at an average interest rate of 3.2%.
Quiksilver Europe also has $216.0 million of long-term debt as of October 31, 2007. This debt is with several banks and contains covenants that are customary for such long-term indebtedness, including among other things, minimum financial ratios of net debt to shareholders’ equity and term debt to cash flow. At October 31, 2007, the overall weighted average interest rate on this long-term debt was 4.2%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2010.
During fiscal 2007, the Company was out of compliance with certain profitability covenants on a 50.0 million euro term loan of a Rossignol subsidiary in Europe. As of October 31, 2007, this debt was approximately $72.1 million (50.0 million euros). The Company obtained a waiver from the bank for the fiscal year ended October 31, 2007 and additionally amended the existing agreement to remove these financial covenants through October 2008. Accordingly, the Company continues to classify this debt as long term as of October 31, 2007.
As part of the acquisition of Rossignol, the Company deferred a portion of the purchase price. This deferred purchase price obligation is expected to be paid in 2010 and accrues interest equal to the 3-month Euribor plus 2.35% (currently 7.0%) and is denominated in euros. The carrying amount of the obligation fluctuates based on changes in the exchange rate between euros and U.S. dollars. As of October 31, 2007, the deferred purchase price obligation totaled $43.6 million.
Quiksilver Europe and Asia/Pacific also have approximately $17.1 million in capital leases and other borrowings as of October 31, 2007.
Principal payments on long-term debt are due approximately as follows (in thousands):

2008	$34,306
2009	35,511
2010	279,253
2011	35,756
2012	21,213
Thereafter	400,395

$806,434

Note 8 — Accrued Liabilities
Accrued liabilities consist of the following:

	Years Ended October 31,
In thousands	2007	2006
Accrued employee compensation and benefits	$64,477	$66,465
Accrued sales and payroll taxes	28,766	21,914
Derivative liability	38,804	2,456
Accrued interest	7,448	4,748
Amounts payable for business acquisitions	31,518	26,683
Integration Plan and Pre-acquisition Restructuring Plan liabilities (Note 12)	24,845	48,408
Other liabilities	31,982	21,495

	$227,840	$192,169

The following table provides a reconciliation of the activity related to the Company’s reserve for warranty expense, which is included in other accrued expenses in the accompanying balance sheets as of October 31:

	Years Ended October 31,
In thousands	2007	2006
Beginning balance	$2,431	$2,375
Warranty expense	871	1,270
Repairs and replacements made	(1,062)	(1,214)

Ending balance	$2,240	$2,431

Note 9 — Commitments and Contingencies
Operating Leases
The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2007 (in thousands):

2008	$85,963
2009	77,814
2010	72,067
2011	64,209
2012	57,722
Thereafter	166,393

$524,168

Total rent expense was $95.1 million, $74.5 million and $44.0 million for the years ended October 31, 2007, 2006 and 2005, respectively.
Professional Athlete Sponsorships
We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as skiing, surfing, skateboarding, snowboarding and windsurfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. Such expenses are an ordinary part of our operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of October 31, 2007 (in thousands):

2008	$25,764
2009	8,175
2010	4,103
2011	2,480
2012	750
Thereafter	1,500

$42,772

Litigation
The Company has been named in a class action lawsuit that alleges willful violation of the federal Fair and Accurate Credit Transaction Act based upon certain of the Company’s retail stores’ alleged electronic printing of receipts on which appeared more than the last five digits of customers’ credit or debit card number and/or the expiration date of such customers’ credit or debit card. The Company is currently unable to assess the extent of damages, if any, that could be awarded to the plaintiff class if it were to prevail. The Company intends to vigorously defend itself against the claims asserted. No provision has been made in the Company’s financial statements for the year ended October 31, 2007.
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
Note 10 — Stockholders’ Equity
In March 2000, the Company’s stockholders approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), which generally replaced the Company’s previous stock option plans. Under the 2000 Plan, 33,444,836 shares are reserved for issuance over its term, consisting of 12,944,836 shares authorized under predecessor plans plus an additional 20,500,000 shares. The plan was amended in March 2007 to allow for the issuance of restricted stock and restricted stock units. The maximum number of shares that may be reserved for issuance of restricted stock or restricted stock unit awards is 800,000. Nonqualified and incentive options may be granted to officers and employees selected by the plan’s administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the committee, by delivering previously outstanding shares of the Company’s common stock. Options vest over a period of time, generally three years, as designated by the committee and are subject to such other terms and conditions as the committee determines. Certain stock options have also been granted to employees of acquired businesses under other plans. The Company issues new shares for stock option exercises and restricted stock grants.
Changes in shares under option are summarized as follows:

	Years Ended October 31,
	2007		2006		2005
		Weighted Average		Weighted Average		Weighted Average
In thousands	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	18,135,699	$8.61	17,366,457	$7.63	15,084,168	$5.56
Granted	1,247,051	15.19	2,338,300	13.67	3,877,800	14.44
Exercised	(1,804,515)	5.74	(1,289,351)	3.99	(1,477,010)	3.96
Canceled	(267,186)	13.48	(279,707)	11.70	(148,501)	10.12

Outstanding, end of year	17,311,049	9.30	18,135,699	8.61	17,336,457	7.63

Options exercisable, end of year	12,395,513	7.56	11,177,173	6.29	9,161,422	4.77

The aggregate intrinsic value of options exercised, outstanding and exercisable as of October 31, 2007 is $15.8 million, $78.7 million and $75.7 million, respectively. The weighted average life of options outstanding and exercisable as of October 31, 2007 is 5.7 and 4.8 years, respectively.

Outstanding stock options at October 31, 2007 consist of the following:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Remaining Life	exercise Price	Shares	exercise Price
		(Years)
$1.64 - $3.27	1,528,948	1.4	$2.78	1,528,948	$2.78
$3.28 - $4.91	3,488,754	3.2	3.92	3,488,754	3.92
$4.92 - $6.54	104,000	4.5	5.72	104,000	5.72
$6.55 - $8.18	2,253,011	5.2	6.82	2,253,011	6.82
$8.19 - $9.82	2,266,167	6.0	8.73	1,755,167	8.73
$9.83 - $11.45	760,668	6.5	11.07	613,334	11.05
$11.46 - $14.72	5,627,501	7.6	14.02	2,481,635	14.07
$14.73 - $16.36	1,282,000	8.9	15.68	170,664	16.31

	17,311,049	5.7	9.30	12,395,513	7.56

Changes in non-vested shares under option for the year ended October 31, 2007 are as follows:

		Weighted- Average Grant Date
	Shares	Fair Value

Non-vested, beginning of year	6,958,526	$6.29
Granted	1,247,051	7.16
Vested	(3,081,938)	5.92
Canceled	(208,103)	6.72

Non-vested, end of year	4,915,536	6.71

Of the 4.9 million non-vested shares under option as of October 31, 2007, approximately 4.2 million are expected to vest over the life of these non-vested options.
As of October 31, 2007, there were 2,608,373 shares of common stock that were available for future grant. Of these shares, 918,000 are available for issuance of restricted stock.
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
Under the modified prospective method of SFAS No. 123(R), compensation expense was recognized during the years ended October 31, 2007 and 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation expense for all stock based payments granted after November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial results for the prior periods have not been restated. Compensation expense was included as selling, general and administrative expense for fiscal 2007 and 2006. The impact on cost of goods sold was not significant. The adoption of SFAS No. 123(R) had no impact on the Company’s cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2007, 2006 and 2005 assuming risk-free interest rates of 4.8%, 4.5% and 4.5%, respectively, volatility of 43.0%, 44.9% and 48.7%, respectively, zero dividend yield, and expected lives of 5.6, 5.2 and 5.1 years, respectively. The weighted average fair value of options granted was $7.16, $6.32 and $7.51 for the years ended October 31, 2007, 2006, and 2005, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of October 31, 2007, the Company had approximately $10.1 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.6 years.
The reported net income and net income per share for the year ended October 31, 2005 has been presented below to reflect the impact of the adoption of SFAS No. 123(R) had the Company been required to adopt this standard on November 1, 2004.

Year Ended
In thousands, except per share amounts	October 31, 2005
Income from continuing operations	$108,290
Less stock-based employee compensation expense determined under the fair value based method, net of tax	12,442

Pro forma income from continuing operations	$95,848

Income per share from continuing operations	$0.91

Pro forma net income per share from continuing operations	$0.81

Income per share from continuing operations, assuming dilution	$0.87

Pro forma net income per share from continuing operations, assuming dilution	$0.78

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted shares and restricted stock units can be issued from such plan. Stock issued under these plans vests over a period of time, generally three to five years, and may have certain performance based acceleration features which allow for earlier vesting.
Changes in restricted stock are as follows:

	Years Ended October 31,
	2007	2006
Outstanding, beginning of year	800,000	—
Granted	87,000	800,000
Vested	—	—
Forfeited	(45,000)	—

Outstanding, end of year	842,000	800,000

Compensation expense is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of October 31, 2007, there had been no acceleration of the amortization period. As of October 31, 2007, the Company had approximately $8.1 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.1 years.

The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees who have at least five months of service with the Company. Since the adoption of SFAS 123(R), compensation expense has been recognized for shares issued under the ESPP plan. During the years ended October 31, 2007, 2006 and 2005, 92,187, 219,093 and 157,298 shares of stock were issued under the plan with proceeds to the Company of $1.1 million, $2.4 million and $1.6 million, respectively.
During the years ended October 31, 2007 and 2006, the Company recognized total compensation expense related to options, restricted stock and ESPP shares of approximately $16.9 million and $20.5 million, respectively.
Note 11 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	Years Ended October 31,
In thousands	2007	2006
Foreign currency translation adjustment	$171,923	$55,041
(Loss) gain on cash flow hedges and interest rate swaps	(23,806)	(1,947)

	$148,117	$53,094

Note 12 — Rossignol Integration Plan and Pre-acquisition Restructuring Plan
In connection with the acquisition of Rossignol, the Company formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of October 31, 2007, the Company had recognized approximately $62.5 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of the Company’s wintersports equipment sales and distribution operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As of October 31, 2007, the Company also recognized approximately $1.4 million in inventory impairments relating to the realignment of its European manufacturing facilities. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are not significant and are charged to earnings. Certain land and facilities owned by the acquired company are expected to be sold during the next 12 months in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in France, totaled approximately $15.3 million at October 31, 2007. If the Company has overestimated these integration costs, the excess will reduce goodwill in future periods. If the Company has underestimated these integration costs, additional liabilities recognized will be recorded in earnings.

Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	and Other	Total
Recorded in purchase price allocation	$3,673	$1,574	$5,247
Adjustment to purchase price allocation	17,463	752	18,215
Cash payments	(17)	(44)	(61)
Foreign currency translation	(83)	(6)	(89)

Balance, October 31, 2005	21,036	2,276	23,312

Adjustment to purchase price allocation	33,998	5,085	39,083
Cash payments	(14,122)	(2,512)	(16,634)
Foreign currency translation	2,559	88	2,647

Balance, October 31, 2006	43,471	4,937	48,408

Cash payments	(25,589)	(4,005)	(29,594)
Foreign currency translation	4,213	635	4,849

Balance, October 31, 2007	$22,095	$1,567	$23,663

Prior to the acquisition of Rossignol, a restructuring plan was announced related to Rossignol’s French manufacturing facilities (“Pre-acquisition Restructuring Plan”). The costs associated with the Pre-acquisition Restructuring Plan consist of termination benefits achieved through voluntary early retirement and voluntary termination of certain employees.
Activity and liability balances recorded as part of the Pre-acquisition Restructuring Plan are as follows:

In thousands	Workforce

Balance, October 31, 2005	$9,447
Cash payments	(6,926)
Adjustment to purchase price allocation	(1,015)
Foreign currency translation	81

Balance, October 31, 2006	1,587

Cash payments	(570)
Foreign currency translation	165

Balance, October 31, 2007	$1,182

Note 13 — Income Taxes
A summary of the provision for income taxes from continuing operations is as follows:

	Years Ended October 31,
In thousands	2007	2006	2005

Current:
Federal	$(882)	$4,245	$9,701
State	(334)	(319)	2,489
Foreign	35,367	25,291	34,883

	34,151	29,217	47,073

Deferred:
Federal	(5,364)	(1,212)	2,379
State	(857)	(228)	997
Foreign	(3,725)	9,636	1,327

	(9,946)	8,196	4,703

Provision for income taxes	$24,205	$37,413	$51,776

A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Years Ended October 31,
	2007	2006	2005

Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.4)	(0.3)	1.1
Foreign tax rate differential	(1.3)	(7.1)	(1.8)
Foreign tax exempt income	10.7	(5.6)	(2.0)
Repatriation of foreign earnings, net of credits	(0.6)	5.1	(0.5)
Goodwill impairment	(72.3)	—	—
Stock-based compensation	(2.8)	1.6	—
Other	(0.8)	(0.3)	0.5

Effective income tax rate	(32.5)%	28.4%	32.3%

The components of net deferred income taxes are as follows:

	Years Ended October 31,
In thousands	2007	2006

Deferred income tax assets:
Allowance for doubtful accounts	$18,910	$20,160
Other comprehensive income	35,049	5,915
Operating loss carryforwards	28,146	29,953
Nondeductible accruals and other	45,889	51,119

	127,994	107,147

Deferred income tax liabilities:
Depreciation and amortization	(17,898)	(18,625)
Intangibles	(54,277)	(52,487)

	(72,175)	(71,112)

Deferred income taxes	55,819	36,035

Valuation allowance	(22,422)	(26,454)

Net deferred income taxes	$33,397	$9,581

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.
Income (loss) before provision for income taxes includes $(5.4) million, $147.6 million and $124.6 million from foreign jurisdictions for the years ended October 31, 2007, 2006 and 2005, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. As of October 31, 2007, foreign earnings earmarked for permanent reinvestment totaled approximately $513.2 million.
At October 31, 2007, the Company has U.S. and state net operating loss carryforwards of approximately $2.2 million and $8.1 million, respectively, which will expire on various dates through 2027. In addition, the Company has foreign net operating loss carryforwards of approximately $75.1 million for the year ended October 31, 2007. Approximately $29.9 million will be carried forward until fully utilized, with the remaining $45.2 million expiring on various dates through 2027.
The change in valuation allowance of $4.0 million for fiscal 2007 relates primarily to the change in balances of acquired deferred tax assets that were offset by a full valuation allowance recorded in connection with the Rossignol Acquisition. Additional changes in valuation allowances were recorded in connection with certain net operating losses that were incurred during the year.

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
Pursuant to SFAS No. 87, the Company records a net periodic pension cost in its statement of income, which represents the cost of the pension benefit for the period. There are no unrecognized benefit obligations at October 31, 2007, 2006 and 2005. These amounts are determined using an assumed discount rate of 5.3%, 4.40% and 3.50%, an average salary increase of 2.00%, 2.00% and 2.25%, a turnover rate of 2.00%, and an inflation rate of 1.85%, 1.85% and 1.75% for the years ended October 31, 2007, 2006 and 2005 respectively. The following table summarizes the components of net periodic pension cost and the change in the benefit obligation:

	Year Ended October 31,
In thousands	2007	2006	2005

Net periodic pension cost:
Service cost	$995	$1,109	$261
Interest charge	151	153	101
Realized actuarial (gains) losses during the period	(345)	(529)	61

	$801	$733	$423

Benefit obligation:
Balance, beginning of period	9,342	9,984	9,704
Disbursements	(1,864)	(1,375)	(143)
Net periodic pension costs	801	733	423

Balance, end of period	$8,279	$9,342	$9,984

The following represents estimated future gross benefit payments related to the pension plan as of October 31, 2007:

In thousands

2008	$562
2009	418
2010	370
2011	406
2012	448
Thereafter	6,075

$8,279

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company made contributions of $1.0 million, $0.9 million and $0.9 million to the 401(k) Plan for the years ended October 31, 2007, 2006 and 2005, respectively. The Company also made contributions of $0.1 million, $0.1 million and $0.2 million for the years ended October 31, 2007, 2006 and 2005, respectively, to 401(k) plans maintained on behalf of employees in certain Rossignol subsidiaries in the United States.
Employees of certain of the Company’s French subsidiaries including Na Pali SAS, Skis Rossignol SAS, Skis Dynastar SAS and Look Fixations, with three months of service are covered under French Profit Sharing Plans (the “French Profit Sharing Plans”), which are mandated by law. Compensation is earned under the French Profit Sharing Plans based on statutory computations with an additional discretionary component. Funds are maintained by the Company and vest with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $4.1 million, $2.1 million and $3.2 million was recognized related to the French Profit Sharing Plans for the fiscal years ended October 31, 2007, 2006 and 2005, respectively.
Note 15 — Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, wintersports equipment, footwear, accessories and related products. The Company operates in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the United States and Canada, while the European segment includes revenues primarily from Western Europe, and the Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three operating segments, including trademark protection, trademark maintenance and licensing functions are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the sale of products to certain licensees. The Company’s largest customer accounts for approximately 4% of its revenues.
The Company produces different product lines within each geographical segment. The percentages of revenues attributable to each product line are as follows:

	Percentage of Revenues
	2007	2006	2005
Apparel	58%	57%	68%
Footwear	15	12	11
Wintersports equipment	14	19	9
Accessories	13	12	12

	100%	100%	100%

Information related to the Company’s operating segments is as follows:

In thousands	Years Ended October 31,
	2007	2006	2005

Revenues, net:
Americas	$1,092,076	$939,370	$801,836
Europe	1,070,053	1,002,475	709,510
Asia/Pacific	259,093	253,003	219,241
Corporate operations	4,813	5,386	3,941

Consolidated	$2,426,035	$2,200,234	$1,734,528

Gross profit:
Americas	$444,286	$375,022	$316,778
Europe	551,738	512,909	361,172
Asia/Pacific	122,525	116,047	109,298
Corporate operations	3,692	2,318	1,298

Consolidated	$1,122,241	$1,006,296	$788,546

Operating (loss) income:
Americas	$68,232	$93,132	$85,049
Europe	(33,711)	115,974	103,308
Asia/Pacific	5,114	21,723	29,800
Corporate operations	(55,157)	(51,558)	(37,061)

Consolidated	$(15,522)	$179,271	$181,096

Identifiable assets:
Americas	$897,029	$851,260	$813,549
Europe	1,313,311	1,198,803	977,057
Asia/Pacific	375,439	346,491	313,993
Corporate operations	55,749	50,674	54,002

Consolidated	$2,641,528	$2,447,228	$2,158,601

Goodwill:
Americas	$86,813	$105,100	$118,687
Europe	184,803	247,849	175,392
Asia/Pacific	145,667	122,546	129,037

Consolidated	$417,283	$475,495	$423,116

France accounted for 34.5%, 34.1% and 36.2% of European net sales to unaffiliated customers for the years ended October 31, 2007, 2006 and 2005, respectively, while Spain accounted for 16.1%, 14.4% and 15.2%, respectively, and the United Kingdom accounted for 11.2%, 9.9% and 15.5%, respectively. Identifiable assets in the United States totaled $882.1 million as of October 31, 2007.
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
Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $1.8 million was recognized related to these types of contracts during fiscal 2007. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2007, the Company was hedging transactions expected to occur through October 2009. Assuming exchange rates at October 31, 2007 remain constant, $23.8 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 24 months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net losses (gains) of $8.3 million, $(0.8) million and $5.3 million during the fiscal years ended October 31, 2007, 2006 and 2005, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.
A summary of derivative contracts at October 31, 2007 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
United States dollar	$470,870	Nov. 2007 — Oct. 2009	$(38,438)
Canadian dollar	16,763	Dec. 2007 — Apr. 2008	353
Japanese yen	8,721	Dec. 2007 — Dec. 2008	(690)
Interest rate instruments	23,775	Apr. 2008 — Sept. 2009	(29)

	$520,129		$(38,804)

Note 17 — Quarterly Financial Data (Unaudited)
A summary of quarterly financial data (unaudited) is as follows:

	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31

Year ended October 31, 2007
Revenues, net	$528,677	$557,227	$560,930	$779,201
Gross profit	248,929	253,943	260,706	358,663
Income (loss) from continuing operations	6,809	(1,880)	1,289	(104,866)
Loss from discontinued operations	(4,336)	(2,920)	(9,156)	(6,059)
Net income (loss)	2,473	(4,800)	(7,867)	(110,925)
Income (loss) per share from continuing operations, assuming dilution	0.05	(0.02)	0.01	(0.84)
Loss per share from discontinued operations, assuming dilution	(0.04)	(0.02)	(0.07)	(0.05)
Net income (loss) per share, assuming dilution	0.02	(0.04)	(0.06)	(0.89)
Trade accounts receivable	566,065	543,532	561,388	760,430
Inventories	442,832	420,760	510,983	447,282

Year ended October 31, 2006
Revenues, net	$518,558	$466,150	$483,696	$731,830
Gross profit	238,251	209,223	228,526	330,296
Income from continuing operations	21,414	2,319	4,606	65,764
(Loss) income from discontinued operations	(2,811)	1,410	730	(416)
Net income	18,603	3,729	5,336	65,348
Income per share from continuing operations, assuming dilution	0.17	0.02	0.04	0.51
(Loss) income per share from discontinued operations, assuming dilution	(0.02)	0.01	—	—
Net income per share, assuming dilution	0.15	0.03	0.04	0.51
Trade accounts receivable	500,858	439,898	455,553	674,734
Inventories	354,878	351,598	466,519	389,663
Note 18 — Condensed Consolidating Financial Information
In December 2005, the Company completed an exchange offer to exchange the Senior Notes for publicly registered notes with identical terms. Obligations under the Company’s Senior Notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries.
The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2007 and 2006 and for the years ended October 31, 2007, 2006 and 2005. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. During fiscal year 2007, the Company acquired the remaining minority interest share of Roger Cleveland Golf, Company, Inc. a guarantor subsidiary. As a result, Roger Cleveland Golf Company, Inc. is now included with wholly-owned guarantor subsidiaries for all periods presented.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2007

		Wholly-
		owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues, net	$19	$956,031	$1,517,741	$(47,756)	$2,426,035
Cost of goods sold	—	570,605	750,813	(17,624)	1,303,794

Gross profit	19	385,426	766,928	(30,132)	1,122,241

Selling, general and administrative expense	59,086	280,793	661,420	(29,888)	971,411
Asset impairments	—	35,508	130,844	—	166,352

Operating (loss) income	(59,067)	69,125	(25,336)	(244)	(15,522)

Interest expense	43,480	5,129	8,414	—	57,023
Foreign currency loss (gain)	3,008	1,629	(2,860)	—	1,777
Minority interest and Other (income) expense	—	(73)	194	—	121

(Loss) income before provision (benefit) for income taxes	(105,555)	62,440	(31,084)	(244)	(74,443)

(Benefit) provision for income taxes	(18,210)	10,773	31,642	—	24,205

(Loss) income from continuing operations	(87,345)	51,667	(62,726)	(244)	(98,648)
Loss from discontinued operations	(386)	(18,959)	(2,686)	(440)	(22,471)

Net (loss) income	$(87,731)	$32,708	$(65,412)	$(684)	$(121,119)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2006

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues, net	$592	$856,939	$1,391,837	$(49,134)	$2,200,234
Cost of goods sold	—	518,894	699,535	(24,491)	1,193,938

Gross profit	592	338,045	692,302	(24,643)	1,006,296

Selling, general and administrative expense	49,142	263,665	538,686	(24,468)	827,025

Operating (loss) income	(48,550)	74,380	153,616	(175)	179,271

Interest expense	38,301	3,933	5,210	—	47,444
Foreign currency (gain) loss	(730)	43	695	—	8
Minority interest and other expense	—	—	303	—	303

(Loss) income before (benefit) provision for income taxes	(86,121)	70,404	147,408	(175)	131,516

(Benefit) provision for income taxes	(23,684)	26,460	34,637	—	37,413

(Loss) income from continuing operations	(62,437)	43,944	112,771	(175)	94,103
Income (loss) from discontinued operations	—	539	(1,261)	(365)	(1,087)

Net (loss) income	$(62,437)	$44,483	$111,510	$(540)	$93,016

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2005

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues, net	$2,904	$800,526	$965,449	$(34,351)	$1,734,528
Cost of goods sold	—	486,814	470,548	(11,380)	945,982

Gross profit	2,904	313,712	494,901	(22,971)	788,546

Selling, general and administrative expense	31,690	232,797	365,623	(22,660)	607,450

Operating (loss) income	(28,786)	80,915	129,278	(311)	181,096

Interest expense	12,940	4,064	3,821	—	20,825
Foreign currency (gain) loss	(356)	381	(185)	—	(160)
Minority interest and Other expense	—	—	365	—	365

(Loss) income before (benefit) provision for income taxes	(41,370)	76,470	125,277	(311)	160,066

(Benefit) provision for income taxes	(14,972)	30,307	36,441	—	51,776

(Loss) income from continuing operations	(26,398)	46,163	88,836	(311)	108,290
Loss from discontinued operations	—	(543)	(627)	—	(1,170)

Net (loss) income	$(26,398)	$45,620	$88,209	$(311)	$107,120

CONDENSED CONSOLIDATING BALANCE SHEET
AT OCTOBER 31, 2007

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$12	$13,254	$61,082	$—	$74,348
Trade accounts receivable, net	—	248,392	512,038	—	760,430
Other receivables	775	13,574	55,752	—	70,101
Inventories	—	152,700	295,878	(1,296)	447,282
Deferred income taxes	—	18,143	44,054	—	62,197
Prepaid expenses and other current assets	1,596	7,729	15,894	—	25,219
Current assets held for sale	—	53,044	21,662	(1,021)	73,685

Total current assets	2,383	506,836	1,006,360	(2,317)	1,513,262

Fixed assets, net	6,959	100,803	239,560	—	347,322
Intangible assets, net	2,626	47,282	175,734	—	225,642
Goodwill	—	126,437	290,846	—	417,283
Investment in subsidiaries	569,492	—	—	(569,492)	—
Other assets	10,120	5,967	30,176	—	46,263
Non-current assets held for sale	—	72,679	19,077	—	91,756

Total assets	$591,580	$860,004	$1,761,753	$(571,809)	$2,641,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$313,996	$—	$313,996
Accounts payable	2,086	111,086	173,635	—	286,807
Accrued liabilities	20,287	41,986	165,567	—	227,840
Current portion of long-term debt	—	—	34,306	—	34,306
Income taxes payable	—	3,331	3,856	—	7,187
Intercompany balances	178,353	(6,389)	(171,964)	—	—
Current liabilities of assets held for sale	—	7,274	3,995	—	11,269

Total current liabilities	200,726	157,288	523,391	—	881,405
Long-term debt	400,000	129,700	242,428	—	772,128
Deferred income taxes and other long-term liabilities	—	10,548	37,918	—	48,466
Non-current liabilities of assets held for sale	—	52,812	104	—	52,916

Total liabilities	600,726	350,348	803,841	—	1,754,915
Minority Interest	—	—	—	—	—
Stockholders’/invested equity	(9,146)	509,656	957,912	(571,809)	886,613

Total liabilities and stockholders’ equity	$591,580	$860,004	$1,761,753	$(571,809)	$2,641,528

CONDENSED CONSOLIDATING BALANCE SHEET
AT OCTOBER 31, 2006

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8	$3,392	$33,434	$—	$36,834
Trade accounts receivable, net	—	205,682	469,052	—	674,734
Other receivables	1,190	12,585	20,415	—	34,190
Inventories	—	142,807	248,125	(1,269)	389,663
Deferred income taxes	—	14,241	67,193	—	81,434
Prepaid expenses and other current assets	1,703	9,909	15,232	—	26,844
Current assets held for sale		71,508	18,340	(365)	89,483

Total current assets	2,901	460,124	871,791	(1,634)	1,333,182

Fixed assets, net	6,343	83,379	188,252	—	277,974
Intangible assets, net	2,452	47,225	163,095	—	212,772
Goodwill	—	127,480	348,015	—	475,495
Investment in subsidiaries	561,992	—	—	(561,992)	—
Other assets	10,909	4,707	30,012	—	45,628
Non-current assets held for sale	—	81,738	20,439	—	102,177

Total assets	$584,597	$804,653	$1,621,604	$(563,626)	$2,447,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$209	$315,682	$—	$315,891
Accounts payable	2,303	89,045	123,553	—	214,901
Accrued liabilities	13,535	43,867	134,796	(29)	192,169
Current portion of long-term debt	—	4,305	20,316	—	24,621
Income taxes payable	—	14,626	(12,782)	—	1,844
Intercompany balances	72,386	55,117	(127,503)	—	—
Current liabilities of assets held for sale	—	10,564	4,596	—	15,160

Total current liabilities	88,224	217,733	458,658	(29)	764,586

Long-term debt	433,701	77,150	129,457	—	640,308
Deferred income taxes and other long-term liabilities	—	11,603	75,208	—	86,811
Non-current liabilities of assets held for sale	—	58,817	4,386	—	63,203

Total liabilities	521,925	365,303	667,709	(29)	1,554,908

Minority interest	—	11,193	—	—	11,193

Stockholders’/invested equity	62,672	428,157	953,895	(563,597)	881,127

Total liabilities and stockholders’ equity	$584,597	$804,653	$1,621,604	$(563,626)	$2,447,228

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2007

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities:
Net (loss) income	$(87,731)	$32,708	$(66,096)	$(121,119)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	386	18,959	3,126	22,471
Depreciation and amortization	629	21,015	45,250	66,894
Stock-based compensation and tax benefit option exercises	14,003	—	—	14,003
Provision for doubtful accounts	—	3,767	4,775	8,542
Asset impairments	—	35,508	130,844	166,352
Other adjustments to reconcile net (loss) income	903	(6,866)	6,558	595
Changes in operating assets and liabilities:
Trade accounts receivable	—	(46,478)	3,763	(42,715)
Inventories	—	(9,533)	(8,988)	(18,521)
Other operating assets and liabilities	19,752	22,286	(12,664)	29,374

Cash (used in) provided by operating activities of continuing operations	(52,058)	71,366	106,568	125,876
Cash provided by operating activities of discontinued operations	386	1,272	(3,282)	(1,624)

Net cash (used in) provided by operating activities	(51,672)	72,638	103,286	124,252

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	4,463	12,892	17,355
Capital expenditures	(1,419)	(42,066)	(72,805)	(116,290)
Business acquisitions, net of cash acquired	(1,297)	(20,628)	(20,629)	(42,554)

Cash used in investing activities of continuing operations	(2,716)	(58,231)	(80,542)	(141,489)
Cash used in investing activities of discontinued operations	—	(18,771)	(230)	(19,001)

Net cash used in investing activities	(2,716)	(77,002)	(80,772)	(160,490)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	156,189	156,189
Payments on lines of credit	—	(209)	(186,441)	(186,650)
Borrowings on long-term debt	—	123,250	86,683	209,933
Payments on long-term debt	—	(74,375)	(29,983)	(104,358)
Proceeds from stock option exercises	14,253	—	—	14,253
Intercompany	40,139	(25,646)	(14,493)	—

Cash provided by financing activities of continuing operations	54,392	23,020	11,955	89,367
Cash used in financing activities of discontinued operations	—	(8,794)	(756)	(9,550)

Net cash provided by financing activities	54,392	14,226	11,199	79,817

Effect of exchange rate changes on cash	—	—	(6,065)	(6,065)

Net increase in cash and cash equivalents	4	9,862	27,648	37,514
Cash and cash equivalents, beginning of period	8	3,392	33,434	36,834

Cash and cash equivalents, end of period	$12	$13,254	$61,082	$74,348

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2006

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities:
Net (loss) income	$(62,437)	$44,483	$110,970	$93,016
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	—	(174)	1,261	1,087
Depreciation and amortization	251	18,560	43,823	62,634
Stock-based compensation and tax benefit on option exercises	20,751	(256)	—	20,495
Provision for doubtful accounts	—	(2,113)	4,387	2,274
Other adjustments to reconcile net (loss) income	(68)	1,245	9,451	10,628
Changes in operating assets and liabilities:
Trade accounts receivable	—	(11,865)	(75,264)	(87,129)
Inventories	—	(33,809)	8,877	(24,932)
Other operating assets and liabilities	(1,138)	5,708	(87,681)	(83,111)

Cash (used in) provided by operating activities of continuing operations	(42,641)	21,779	15,824	(5,038)
Cash used in operating activities of discontinued operations	—	(1,494)	(1,766)	(3,260)

Net cash (used in) provided by operating activities	(42,641)	20,285	14,058	(8,298)

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	13	5,100	5,113
Capital expenditures	(4,057)	(35,111)	(56,348)	(95,516)
Business acquisitions, net of cash acquired	(3,074)	(8,812)	(26,548)	(38,434)

Cash used in investing activities of continuing operations	(7,131)	(43,910)	(77,796)	(128,837)
Cash used in investing activities of discontinued operations	—	(1,950)	(2,560)	(4,510)

Net cash used in investing activities	(7,131)	(45,860)	(80,356)	(133,347)

Cash flows from financing activities:
Borrowings on lines of credit	—	374	312,029	312,403
Payments on lines of credit	—	(6,727)	(213,704)	(220,431)
Borrowings on long-term debt	—	62,781	57,471	120,252
Payments on long-term debt	(840)	(24,012)	(103,067)	(127,919)
Proceeds from stock option exercises	11,212	—	—	11,212
Intercompany	38,145	(29,442)	(8,703)	—

Cash provided by financing activities of continuing operations	48,517	2,974	44,026	95,517
Cash provided by financing activities of discontinued operations	—	4,713	5,760	10,473

Net cash provided by financing activities	48,517	7,687	49,786	105,990

Effect of exchange rate changes on cash	86	(522)	(2,673)	(3,109)

Net decrease in cash and cash equivalents	(1,169)	(18,410)	(19,185)	(38,764)
Cash and cash equivalents, beginning of period	1,177	21,802	52,619	75,598

Cash and cash equivalents, end of period	$8	$3,392	$33,434	$36,834

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2005

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities:
Net (loss) income	$(26,398)	$45,620	$87,898	$107,120
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	—	543	627	1,170
Depreciation and amortization	246	15,755	25,069	41,070
Provision for doubtful accounts	—	1,636	1,956	3,592
Other adjustments to reconcile net (loss) income	(224)	2,932	6,518	9,226
Changes in operating assets and liabilities:
Trade accounts receivable	—	(64,035)	(161,752)	(225,787)
Inventories	—	22,706	12,771	35,477
Other operating assets and liabilities	(5,495)	19,870	20,487	34,862

Cash (used in) provided by operating activities of continuing operations	(31,871)	45,027	(6,426)	6,730
Cash used in by operating activities of discontinued operations	—	(8,144)	—	(8,144)

Net cash (used in) provided by operating activities	(31,871)	36,883	(6,426)	(1,414)

Cash flows from investing activities:
Capital expenditures	(2,473)	(30,094)	(37,623)	(70,190)
Business acquisitions, net of cash acquired	(231,948)	(11,885)	(8,032)	(251,865)

Cash used in investing activities of continuing operations	(234,421)	(41,979)	(45,655)	(322,055)
Cash used in investing activities of discontinued operations	—	(668)	—	(668)

Net cash used in investing activities	(234,421)	(42,647)	(45,655)	(322,723)

Cash flows from financing activities:
Borrowings on lines of credit	—	6,208	116,768	122,976
Payments on lines of credit	—	(51,162)	(45,925)	(97,087)
Borrowings on long-term debt	484,843	(32,370)	135,983	588,456
Payments on long-term debt	(140,705)	(50,738)	(93,010)	(284,453)
Proceeds from stock option exercises	8,188	—	—	8,188
Intercompany	(81,518)	135,860	(54,342)	—

Cash provided by financing activities of continuing operations	270,808	7,798	59,474	338,080
Cash provided by financing activities of discontinued operations	—	9,786	—	9,786

Net cash provided by financing activities	270,808	17,584	59,474	347,866

Effect of exchange rate changes on cash	(2,269)	493	(1,552)	(3,328)

Net increase in cash and cash equivalents	2,247	12,313	5,841	20,401
Cash and cash equivalents, beginning of period	(1,070)	9,489	46,778	55,197

Cash and cash equivalents, end of period	$1,177	$21,802	$52,619	$75,598

Note 19 — Discontinued Operations
In October 2007, the Company entered into an agreement to sell its golf equipment business which includes Roger Cleveland Golf Company, Inc. and certain other related international subsidiaries for approximately $132.5 million. Majority ownership in this business was originally acquired in fiscal 2005 as part of the Rossignol acquisition. In September 2007, the Company acquired the remaining 36.37% minority interest in Roger Cleveland Golf Company, Inc. (Note 2). The golf equipment business assets are classified as held for sale and the operations of the golf equipment business are classified as discontinued operations for all periods presented. The Company closed this transaction during December 2007. The Company plans to use the net proceeds from this sale to repay existing indebtedness.
The operating results of discontinued operations included in the accompanying consolidated statements of operations were as follows:

In thousands	Years Ended October 31,
	2007	2006	2005

Revenues, net	$162,173	$162,054	$46,341
Loss before income taxes	(20,487)	(174)	(1,720)
Provision (benefit) for income taxes	1,984	913	(550)

Loss from discontinued operations	$(22,471)	$(1,087)	$(1,170)

The loss from discontinued operations from fiscal 2007 includes asset impairments of $8.2 million.
The components of assets and liabilities of discontinued operations at October 31, 2007 are as follows:

In thousands	Year Ended October 31, 2007
Current assets:
Receivables, net	$40,309
Inventories	26,415
Other current assets	6,961

$73,685

Non-current assets:
Fixed assets, net	$3,619
Goodwill and intangible assets, net	72,540
Other assets	301

$76,460

Current liabilities:
Accounts payable	$6,614
Other current liabilities	4,655

$11,269

Non-current liabilities:
Long-term debt	$35,000
Other non-current liabilities	17,916

$52,916

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 28, 2007
QUIKSILVER, INC.
(Registrant)

By:	/s/ Robert B. McKnight, Jr.	By:	/s/ Brad L. Holman
	Robert B. McKnight, Jr.		Brad L. Holman
	Chairman of the Board and		Vice President of Accounting and
	Chief Executive Officer		Financial Reporting
	(Principal Executive Officer)		(Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Robert B. McKnight, Jr. and Brad L. Holman, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/ Robert B. McKnight, Jr. Robert B. McKnight, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 28, 2007

/s/ Joseph Scirocco Joseph Scirocco	Chief Financial Officer (Principal Financial Officer)	December 28, 2007

/s/ Brad L. Holman Brad L. Holman	Vice President of Accounting and Financial Reporting (Principal Accounting Officer)	December 28, 2007

/s/ Bernard Mariette Bernard Mariette	President and Director	December 28, 2007

/s/ Charles S. Exon Charles Exon	Executive Vice President, General Counsel and Director	December 28, 2007

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	December 28, 2007

Signatures	Title	Date Signed

/s/ William M. Barnum, Jr. William M. Barnum, Jr.	Director	December 28, 2007

/s/ Charles E. Crowe Charles E. Crowe	Director	December 28, 2007

/s/ Michael H. Gray Michael H. Gray	Director	December 28, 2007

/s/ Timothy Harmon Timothy Harmon	Director	December 28, 2007

/s/ Heidi J. Ueberroth Heidi J. Ueberroth	Director	December 28, 2007

EXHIBIT INDEX
DESCRIPTION

Exhibit
Number

2.1	Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

2.2	First Amendment to the Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated May 3, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

2.3	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, the Company and SRI Sports Limited dated October 30, 2007.

2.4	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, the Company and SRI Sports Limited dated December 7, 2007.

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Registration Rights Agreement for the 6 7/8% Senior Notes due 2015 dated as of July 22, 2005, among Quiksilver, Inc., certain subsidiaries of Quiksilver, Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 25, 2005)

10.2	Purchase Agreement for the 6 7/8% Senior Notes due 2015 dated July 14, 2005, among Quiksilver, Inc., certain subsidiaries of Quiksilver, Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005).

10.3	English translation of Subscription Agreement for the 3.231% EUR 50,000,000 notes due July, 2010 dated July 11, 2005 among Skis Rossignol S.A. and certain subsidiaries and Societe Generale Bank & Trust (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005).

10.4	Amended and Restated Credit Agreement, dated as of June 3, 2005, by and among the Company, Quiksilver Americas, Inc., the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger (the “Amended and Restated Credit Agreement”) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

10.5	First Amendment to the Amended and Restated Credit Agreement dated October 28, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005).

Exhibit
Number

10.6	Second Amendment to the Amended and Restated Credit Agreement dated January 17, 2006 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005).

10.7	Third Amendment to the Amended and Restated Credit Agreement dated March 27, 2006 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006).

10.8	Fourth Amendment to Amended and Restated Credit Agreement dated December 22, 2006 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006).

10.9	Fifth Amendment to Amended and Restated Credit Agreement dated December 5, 2007.

10.10	Form of Indemnity Agreement between Quiksilver, Inc. and individual directors and officers of Quiksilver, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.11	Quiksilver, Inc. Annual Incentive Plan, as restated (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).(1)

10.12	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option and Director Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended April 30, 2007).(1)

10.13	Standard Form of Employee Restricted Stock Agreement under the Quiksilver, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 22, 2007). (1)

10.14	Quiksilver, Inc. 1996 Stock Option Plan, together with form Stock Option Agreements. (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.15	Quiksilver, Inc. 1998 Nonemployee Directors’ Stock Option Plan, together with form Stock Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).(1)

10.16	Employment Agreement between David Morgan and Quiksilver, Inc. dated December 22, 2006 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.17	Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 27, 2005). (1)

10.18	Amendment to Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.19	Employment Agreement between Bernard Mariette and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 27, 2005). (1)

10.20	Amendment to Employment Agreement between Bernard Mariette and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.21	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 27, 2005). (1)

10.22	Amendment to Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

Exhibit
Number

10.23	Employment Agreement between Steven L. Brink and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 27, 2005). (1)

10.24	Amendment to Employment Agreement between Steven L. Brink and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.25	Separation Agreement between Steven L. Brink and Quiksilver, Inc. dated April 13, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 17, 2007). (1)

10.26	Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated April 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 17, 2007). (1)

10.27	Quiksilver, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 16, 2007). (1)

10.28	Quiksilver, Inc. Written Description of Nonemployee Director Compensation. (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.29	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).(1)

10.30	Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated January 25, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006). (1)

10.31	Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated December 20, 2006 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.32	Stock Purchase Agreement dated June 20, 2007 by and between Quiksilver, Inc., Rossignol Ski Company, Inc., Laurent Boix-Vives, Jeannine Boix-Vives, Christine Simon, Sylvie Bernard and Services Expansion International (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007).

10.33	Restricted Stock Agreement by and between Quiksilver, Inc. and Douglas Ammerman dated June 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007). (1)

10.34	Standard Form of Restricted Stock Issuance Agreement under the Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2006). (1)

10.35	Amendments to executive officer base salaries effective as of November 1, 2007. (1)

21.1	Subsidiaries of Quiksilver, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003

(1)	Management contract or compensatory plan.