Form 10-Q
period 2008-01-31
QUIKSILVER INC
filed 2008-03-11
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at
March 7, 2008 was
126,013,934

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,
In thousands, except per share amounts	2008	2007
Revenues, net	$605,296	$528,677
Cost of goods sold	329,646	279,748

Gross profit	275,650	248,929

Selling, general and administrative expense	279,937	221,612

Operating (loss) income	(4,287)	27,317

Interest expense	14,640	14,756
Foreign currency (gain) loss	(735)	1,897
Other expense	74	33

(Loss) income before (benefit) provision for income taxes	(18,266)	10,631

(Benefit) provision for income taxes	(3,608)	3,822

(Loss) income from continuing operations	(14,658)	6,809
Loss from discontinued operations	(7,282)	(4,334)

Net (loss) income	$(21,940)	$2,475

(Loss) income per share from continuing operations	$(0.12)	$0.06

Loss per share from discontinued operations	$(0.06)	$(0.04)

Net (loss) income per share	$(0.18)	$0.02

(Loss) income per share from continuing operations, assuming dilution	$(0.12)	$0.05

Loss per share from discontinued operations, assuming dilution	$(0.06)	$(0.04)

Net (loss) income per share, assuming dilution	$(0.18)	$0.02

Weighted average common shares outstanding — Note 1	124,508	123,049

Weighted average common shares outstanding, assuming dilution	124,508	129,234

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended January 31,
In thousands	2008	2007
Net (loss) income	$(21,940)	$2,475
Other comprehensive income (loss):
Foreign currency translation adjustment	510	8,531
Net unrealized income (loss) on derivative instruments, net of tax of ($2,074) (2008) and $539 (2007)	4,464	(1,116)

Comprehensive (loss) income	$(16,966)	$9,890

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
In thousands, except share amounts	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$75,181	$74,348
Trade accounts receivable, less allowances of $38,816 (2008) and $37,037 (2007)	638,707	760,430
Other receivables	59,534	70,101
Income taxes receivable	3,853	—
Inventories	490,235	447,282
Deferred income taxes	66,221	62,197
Prepaid expenses and other current assets	40,938	25,219
Current assets held for sale	1,946	73,685

Total current assets	1,376,615	1,513,262

Fixed assets, less accumulated depreciation and amortization of $214,721 (2008) and $196,184 (2007)	365,317	347,322
Intangible assets, net	227,300	225,642
Goodwill	416,375	417,283
Other assets	47,230	46,263
Non-current assets held for sale	15,792	91,756

Total assets	$2,448,629	$2,641,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$271,549	$313,996
Accounts payable	297,646	286,807
Accrued liabilities	194,719	227,840
Current portion of long-term debt	35,255	34,306
Income taxes payable	—	7,187
Liabilities related to assets held for sale	110	11,269

Total current liabilities	799,279	881,405

Long-term debt, net of current portion	725,098	772,128
Deferred income taxes and other long-term liabilities	69,329	48,466
Non-current liabilities related to assets held for sale	—	52,916

Total liabilities	1,593,706	1,754,915

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 185,000,000; issued shares — 129,144,134 (2008) and 128,340,538 (2007)	1,291	1,283
Additional paid-in capital	312,575	306,051
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	394,744	437,940
Accumulated other comprehensive income	153,091	148,117

Total stockholders’ equity	854,923	886,613

Total liabilities and stockholders’ equity	$2,448,629	$2,641,528

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended January 31,
In thousands	2008	2007
Cash flows from operating activities:
Net (loss) income	$(21,940)	$2,475
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	7,282	4,334
Depreciation and amortization	19,015	15,772
Stock-based compensation	2,461	4,777
Provision for doubtful accounts	1,976	(445)
Gain on disposal of fixed assets	(148)	(209)
Foreign currency loss	120	36
Minority interest and equity in earnings	556	191
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	127,920	118,012
Other receivables	11,653	(840)
Inventories	(36,922)	(48,801)
Prepaid expenses and other current assets	(14,447)	(12,506)
Other assets	(957)	2,077
Accounts payable	6,869	22,566
Accrued liabilities and other long-term liabilities	(25,018)	(27,914)
Income taxes payable	(18,728)	(6,951)

Cash provided by operating activities of continuing operations	59,692	72,574
Cash used in operating activities of discontinued operations	(999)	(8,249)

Net cash provided by operating activities	58,693	64,325

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	280	7,908
Capital expenditures	(35,410)	(27,967)
Business acquisitions, net of cash acquired	(1,038)	(2,524)

Cash used in investing activities of continuing operations	(36,168)	(22,583)
Cash provided by (used in) investing activities of discontinued operations	115,449	(303)

Net cash provided by (used in) investing activities	79,281	(22,886)

Cash flows from financing activities:
Borrowings on lines of credit	14,551	14,972
Payments on lines of credit	(65,349)	(41,205)
Borrowings on long-term debt	87,523	24,088
Payments on long-term debt	(141,287)	(35,645)
Stock option exercises, employee stock purchases and tax benefit on option exercises	2,772	4,708

Cash used in financing activities of continuing operations	(101,790)	(33,082)
Cash (used in) provided by financing activities of discontinued operations	(35,000)	2,000

Net cash used in financing activities	(136,790)	(31,082)

Effect of exchange rate changes on cash	(351)	(1,195)

Net increase in cash and cash equivalents	833	9,162
Cash and cash equivalents, beginning of period	74,348	36,834

Cash and cash equivalents, end of period	$75,181	$45,996

Supplementary cash flow information:
Cash paid during the period for:
Interest	$12,356	$9,401

Income taxes	$14,062	$15,607

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

Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended January 31, 2008 and 2007. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2007 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

In October 2007, the Company entered into an agreement to sell its golf equipment business. This transaction was completed in December 2007. As a result of this disposition, all financial information has been adjusted to exclude the Company’s golf equipment operations. The golf equipment business has also been classified as discontinued operations for all periods presented.

For the three months ended January 31, 2008, the potential dilutive effect of common stock equivalents was not included in the weighted average shares for the computation of diluted earnings per share, as the effect was antidilutive.

2.	New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the Company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on November 1, 2007. See Note 14 for a description of the impact of this standard on the Company’s financial statements.

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements but the impact will be limited to any future acquisitions beginning in fiscal 2010 except for certain tax treatment of existing acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS No. 160”), which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2010. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment”. The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the three months ended January 31, 2008 and 2007 options were valued assuming a risk-free interest rate of 3.0% and 4.8%, respectively, volatility of 40.7% and 43.2%, respectively, zero dividend yield, and an expected life of 5.7 and 5.6 years, respectively. The weighted average fair value of options granted was $3.84 and $7.35 for the three months ended January 31, 2008 and 2007, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of January 31, 2008, the Company had approximately $12.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.6 years. Compensation expense was included as selling, general and administrative expense for the period. The impact on cost of goods sold was not significant.

Changes in shares under option for the three months ended January 31, 2008 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value
Outstanding, October 31, 2007	17,311,049	$9.30
Granted	1,200,000	9.00
Exercised	(387,704)	2.48		$2,494
Canceled	(13,500)	14.42

Outstanding, January 31, 2008	18,109,845	$9.43	5.8	$36,142

Options exercisable, January 31, 2008	14,167,048	$8.52	5.1	$35,506

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in non-vested shares under option for the three months ended January 31, 2008 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2007	4,915,536	$6.71
Granted	1,200,000	3.84
Vested	(2,169,405)	6.47
Canceled	(3,334)	6.96

Non-vested, January 31, 2008	3,942,797	$5.97

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests from three to five years and may have certain performance based acceleration features which allow for earlier vesting.

Changes in restricted stock for the three months ended January 31, 2008 are as follows:

Shares
Outstanding, October 31, 2007	842,000
Granted	300,000
Vested	—
Forfeited	—

Outstanding, January 31, 2008	1,142,000

Compensation expense is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of January 31, 2008, there had been no acceleration of the amortization period. As of January 31, 2008, the Company had approximately $9.7 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.7 years.
4.	Inventories

Inventories consist of the following:

	January 31,	October 31,
In thousands	2008	2007
Raw materials	$32,049	$29,725
Work in-process	13,446	12,223
Finished goods	444,740	405,334

	$490,235	$447,282

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	January 31, 2008			October 31, 2007
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$19,517	$(7,150)	$12,367	$16,082	$(4,329)	$11,753
Amortizable licenses	11,940	(6,169)	5,771	12,354	(6,074)	6,280
Other amortizable intangibles	13,877	(6,634)	7,243	13,906	(6,282)	7,624
Non-amortizable trademarks	201,919	—	201,919	199,985	—	199,985

	$247,253	$(19,953)	$227,300	$242,327	$(16,685)	$225,642

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the three months ended January 31, 2008 and 2007 was $1.2 million and $1.5 million, respectively. Annual amortization expense is estimated to be approximately $4.0 million in the fiscal year ending October 31, 2008, approximately $4.1 million in the fiscal year ending October 31, 2009 and approximately $3.7 million in the fiscal years ending October 31, 2010 through 2012. Goodwill related to the Company’s operating segments is as follows:

	January 31,	October 31,
In thousands	2008	2007
Americas	$73,386	$73,709
Europe	187,328	184,292
Asia/Pacific	142,557	146,178
Wintersports equipment	13,104	13,104

	$416,375	$417,283

Goodwill decreased approximately $0.9 million during the three months ended January 31, 2008, primarily as a result of the effect of foreign currency exchange rates.
6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	January 31,	October 31,
In thousands	2008	2007
Foreign currency translation adjustment	$172,433	$171,923
Loss on cash flow hedges and interest rate swaps	(19,342)	(23,806)

	$153,091	$148,117

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, wintersports equipment, footwear, accessories and related products. Effective November 1, 2007, the Company changed its operating segments to reflect changes in its internal reporting structure. The Company currently operates in four segments, the Americas,

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Europe, Asia/Pacific and Wintersports equipment. The Americas segment includes apparel revenues primarily from the U.S. and Canada. The European segment includes apparel revenues primarily from Western Europe. The Asia/Pacific segment includes apparel revenues primarily from Australia, Japan, New Zealand and Indonesia. The Wintersports equipment segment includes world-wide wintersports equipment revenue, which is primarily from Western Europe and North America. All prior segment information has been adjusted to reflect our current operating segment presentation. Costs that support all four segments, including trademark protection, trademark maintenance and licensing functions are part of Corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues.

Information related to the Company’s operating segments is as follows:

	Three months ended January 31,
In thousands	2008	2007
Revenues, net:
Americas	$232,936	$197,374
Europe	205,273	172,011
Asia/Pacific	61,254	51,383
Wintersports equipment	104,846	107,135
Corporate operations	987	774

	$605,296	$528,677

Gross profit:
Americas	$100,655	$83,868
Europe	110,347	91,506
Asia/Pacific	31,541	24,024
Wintersports equipment	32,771	49,021
Corporate operations	336	510

	$275,650	$248,929

Operating (loss) income:
Americas	$6,153	$9,892
Europe	18,421	21,426
Asia/Pacific	3,454	266
Wintersports equipment	(21,376)	7,690
Corporate operations	(10,939)	(11,957)

	$(4,287)	$27,317

Identifiable assets:
Americas	$628,169	$777,649
Europe	768,977	749,210
Asia/Pacific	350,271	367,935
Wintersports equipment	632,705	690,985
Corporate operations	68,507	55,749

	$2,448,629	$2,641,528

8.	Derivative Financial Instruments

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $0.3 million was recognized related to these types of contracts during the three months ended January 31, 2008. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of January 31, 2008, the Company was hedging forecasted transactions expected to occur through December 2009. Assuming exchange rates at January 31, 2008 remain constant, $19.3 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 23 months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the three months ended January 31, 2008, the Company reclassified into earnings a net loss of $5.9 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at January 31, 2008 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
U.S. dollar	$398,649	Feb 2008 – Dec 2009	$(30,448)
Canadian dollar	16,433	Feb 2008 – Dec 2008	(36)
Japanese Yen	13,561	Feb 2008 – Dec 2008	(131)
Romanian New Lei	3,273	Feb 2008	328
Swiss Franc	1,190	Feb 2008	3
Interest Rate Swap Euro	24,390	April 2008 – Sep 2009	13

	$457,496		$(30,271)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Business Acquisitions

In September 2007, the Company acquired the minority interest of Roger Cleveland Golf Company, Inc. (“Cleveland Golf”), the Company’s U.S. golf equipment operations. The Company had previously acquired 63.63% of Cleveland Golf as part of the acquisition of Rossignol in July 2005. The purchase price for the remaining minority interest of Cleveland Golf, excluding transaction costs, included a cash payment of $17.5 million at closing. The Company accounted for this transaction as a step acquisition and recorded 36.37% of fair value adjustments related to the acquisition of the remaining portion of Cleveland Golf. The Company also agreed to terminate all consulting arrangements with the former minority interest holders of Cleveland Golf and recorded an expense of approximately $3.6 million in contract termination costs. In October 2007, the Company entered into an agreement to sell its golf equipment business (Note 13). In connection with the sale of Cleveland Golf in December, 2007, the Company paid an additional $8.5 million to the former minority interest holders of Cleveland Golf as required by the terms of the minority interest stock purchase agreement.

The Company paid cash of approximately $1.0 million during the three months ended January 31, 2008 which related primarily to acquisitions of certain distributors.

10.	Litigation, Indemnities and Guarantees

The Company has been named in a class action lawsuit that alleges willful violation of the federal Fair and Accurate Credit Transaction Act based upon certain of the Company’s retail stores’ alleged electronic printing of receipts on which appeared more than the last five digits of customers’ credit or debit card number and/or the expiration date of such customers’ credit or debit card. The Company is currently unable to assess the extent of damages, if any, that could be awarded to the plaintiff class if it were to prevail. The Company intends to vigorously defend itself against the claims asserted. No provision has been made in the Company’s financial statements for the three months ended January 31, 2008.

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

11.	Rossignol Integration Plan and Pre-acquisition Restructuring Plan

In connection with the acquisition of Rossignol, the Company has formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and the Company’s existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of January 31, 2008 the Company had recognized approximately $62.5 million of liabilities related to the Plan, including

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of the Company’s wintersports equipment sales and distribution operations in the United States. These liabilities were included in the allocation of the purchase price for Rossignol in accordance with SFAS No. 141, “Business Combinations” and EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. As of January 31, 2008, the Company also recognized approximately $1.4 million in inventory impairments relating to the realignment of its European manufacturing facilities. Costs that are not associated with the acquired company but relate to activities or employees of the Company’s existing operations are not significant and are charged to earnings. If the Company has overestimated these integration costs, the excess will reduce goodwill in future periods. If the Company has underestimated these integration costs, additional liabilities recognized will be recorded in earnings. Certain land and facilities owned by the acquired company are expected to be sold during the next 12 months in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in France, totaled approximately $15.8 million at January 31, 2008.

Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	and Other	Total
Recorded in purchase price allocation	$3,673	$1,574	$5,247
Adjustment to purchase price allocation tax	17,463	752	18,215
Cash payments tax	(17)	(44)	(61)
Foreign currency translation tax	(83)	(6)	(89)

Balance, October 31, 2005	21,036	2,276	23,312

Adjustment to purchase price allocation tax	33,998	5,085	39,083
Cash payments tax	(14,122)	(2,512)	(16,634)
Foreign currency translation tax	2,559	88	2,647

Balance, October 31, 2006	43,471	4,937	48,408

Cash payments tax	(25,589)	(4,005)	(29,594)
Foreign currency translation tax	4,213	635	4,848

Balance, October 31, 2007	22,095	1,567	23,662

Cash payments	(4,557)	(134)	(4,691)
Foreign currency translation	528	39	567

Balance, January 31, 2008	$18,066	$1,472	$19,538

Prior to the acquisition of Rossignol, a restructuring plan was announced related to Rossignol’s French manufacturing facilities (“Pre-acquisition Restructuring Plan”). The costs associated with the Pre-acquisition Restructuring Plan consist of termination benefits achieved through voluntary early retirement and voluntary termination of certain employees.

Activity and liability balances recorded as part of the Pre-acquisition Restructuring Plan are as follows:

In thousands	Workforce
Balance, October 31, 2007	$1,182
Cash payments	(102)
Foreign currency translation	29

Balance, January 31, 2008	$1,109

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of January 31, 2008 and October 31, 2007 and for the three months ended January 31, 2008 and 2007. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Due to the seasonality of the Company’s quarterly operations, management has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2008, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended January 31, 2008

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$(5)	$224,908	$391,449	$(11,056)	$605,296
Cost of goods sold	—	131,817	202,071	(4,242)	329,646

Gross profit	(5)	93,091	189,378	(6,814)	275,650

Selling, general and administrative expense	9,035	96,688	180,897	(6,683)	279,937

Operating (loss) income	(9,040)	(3,597)	8,481	(131)	(4,287)
Interest expense	10,680	567	3,393	—	14,640
Foreign currency loss (gain)	196	15	(946)	—	(735)
Minority interest and other (income) expense	—	(35)	109	—	74

(Loss) income before (benefit) provision for income taxes	(19,916)	(4,144)	5,925	(131)	(18,266)
(Benefit) provision for income taxes	(3,933)	(818)	1,143	—	(3,608)

(Loss) income from continuing operations	(15,983)	(3,326)	4,782	(131)	(14,658)
(Loss) income from discontinued operations	(250)	(9,133)	1,961	140	(7,282)

Net (loss) income	$(16,233)	$(12,459)	$6,743	$9	$(21,940)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended January 31, 2007

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$194,082	$344,273	$(9,678)	$528,677
Cost of goods sold	—	115,902	167,843	(3,997)	279,748

Gross profit	—	78,180	176,430	(5,681)	248,929

Selling, general and administrative expense	10,990	78,440	138,172	(5,990)	221,612

Operating (loss) income	(10,990)	(260)	38,258	309	27,317
Interest expense	10,420	1,662	2,674	—	14,756
Foreign currency loss (gain)	684	(297)	1,510	—	1,897
Minority interest and other expense	—	—	33	—	33

(Loss) income before (benefit) provision for income taxes	(22,094)	(1,625)	34,041	309	10,631
(Benefit) provision for income taxes	(5,205)	718	8,309	—	3,822

(Loss) income from continuing operations	(16,889)	(2,343)	25,732	309	6,809
Income (loss) from discontinued operations	1,688	(5,392)	(601)	(29)	(4,334)

Net (loss) income	$(15,201)	$(7,735)	$25,131	$280	$2,475

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At January 31, 2008

		Wholly-
		owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(71)	$2,075	$73,177	$—	$75,181
Trade accounts receivable, net	—	212,125	426,582	—	638,707
Other receivables	1,434	19,119	38,981	—	59,534
Income taxes receivable	—	4,853	(1,000)	—	3,853
Inventories	—	151,711	340,015	(1,491)	490,235
Deferred income taxes	—	21,757	44,464	—	66,221
Prepaid expenses and other current assets	2,275	12,011	26,652	—	40,938
Current assets held for sale	—	1,946	—	—	1,946

Total current assets	3,638	425,597	948,871	(1,491)	1,376,615

Fixed assets, net	7,000	104,483	253,834	—	365,317
Intangible assets, net	2,677	47,255	177,368	—	227,300
Goodwill	—	126,964	289,411	—	416,375
Investment in subsidiaries	505,058	—	—	(505,058)	—
Other assets	11,032	5,954	30,244	—	47,230
Non-current assets held for sale	—	100	15,692	—	15,792

Total assets	$529,405	$710,353	$1,715,420	$(506,549)	$2,448,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$271,549	$—	$271,549
Accounts payable	1,946	81,086	214,614	—	297,646
Accrued liabilities	20,883	36,792	137,044	—	194,719
Current portion of long-term debt	—	—	35,255	—	35,255
Intercompany balances	150,288	(22,427)	(127,861)	—	—
Current liabilities of assets held for sale	—	110	—	—	110

Total current liabilities	173,117	95,561	530,601	—	799,279

Long-term debt,	400,000	96,500	228,598	—	725,098
Deferred income taxes and other long-term liabilities	—	31,768	37,561	—	69,329
Non-current liabilities of assets held for sale	—	—	—	—	—

Total liabilities	573,117	223,829	796,760		1,593,706

Stockholders’/invested equity	(43,712)	486,524	918,660	(506,549)	854,923

Total liabilities and stockholders’ equity	$529,405	$710,353	$1,715,420	$(506,549)	$2,448,629

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At October 31, 2007

		Wholly-
		owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12	$13,254	$61,082	$—	$74,348
Trade accounts receivable, net	—	248,392	512,038	—	760,430
Other receivables	775	13,574	55,752	—	70,101
Inventories	—	152,700	295,878	(1,296)	447,282
Deferred income taxes	—	18,143	44,054	—	62,197
Prepaid expenses and other current assets	1,596	7,729	15,894	—	25,219
Current assets held for sale	—	53,044	21,662	(1,021)	73,685

Total current assets	2,383	506,836	1,006,360	(2,317)	1,513,262

Fixed assets, net	6,959	100,803	239,560	—	347,322
Intangible assets, net	2,626	47,282	175,734	—	225,642
Goodwill	—	126,437	290,846	—	417,283
Investment in subsidiaries	569,492	—	—	(569,492)	—
Other assets	10,120	5,967	30,176	—	46,263
Non-current assets held for sale	—	72,679	19,077	—	91,756

Total assets	$591,580	$860,004	$1,761,753	$(571,809)	$2,641,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$313,996	$—	$313,996
Accounts payable	2,086	111,086	173,635	—	286,807
Accrued liabilities	20,287	41,986	165,567	—	227,840
Current portion of long-term debt	—	—	34,306	—	34,306
Income taxes payable	—	3,331	3,856	—	7,187
Intercompany balances	178,353	(6,389)	(171,964)	—	—
Current liabilities of assets held for sale	—	7,274	3,995	—	11,269

Total current liabilities	200,726	157,288	523,391	—	881,405

Long-term debt	400,000	129,700	242,428	—	772,128
Deferred income taxes and other long-term liabilities	—	10,548	37,918	—	48,466
Non-current liabilities of assets held for sale	—	52,812	104	—	52,916

Total liabilities	600,726	350,348	803,841	—	1,754,915

Stockholders’/invested equity	(9,146)	509,656	957,912	(571,809)	886,613

Total liabilities and stockholders’ equity	$591,580	$860,004	$1,761,753	$(571,809)	$2,641,528

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended January 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(16,233)	$(12,459)	$6,752	$(21,940)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	250	9,133	(2,101)	7,282
Depreciation and amortization	194	6,451	12,370	19,015
Provision for doubtful accounts	—	925	1,051	1,976
Stock-based compensation	2,461	—	—	2,461
Other adjustments to reconcile net income	178	(184)	540	534
Changes in operating assets and liabilities:
Trade accounts receivable	—	35,341	92,579	127,920
Inventories	—	998	(37,920)	(36,922)
Other operating assets and liabilities	3,079	(54,096)	10,383	(40,634)

Cash (used in) provided by operating activities of continuing operations	(10,071)	(13,891)	83,654	59,692
Cash provided by (used in) operating activities of discontinued operations	26	(95)	(930)	(999)

Net cash (used in) provided by operating activities	(10,045)	(13,986)	82,724	58,693

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	—	280	280
Capital expenditures	(285)	(11,678)	(23,447)	(35,410)
Business acquisitions, net of cash acquired	—	422	(1,460)	(1,038)

Cash used in investing activities of continuing operations	(285)	(11,256)	(24,627)	(36,168)
Cash provided by investing activities of discontinued operations	—	95,526	19,923	115,449

Net cash (used in) provided by investing activities	(285)	84,270	(4,704)	79,281

Cash flows from financing activities:
Borrowings on lines of credit	—	—	14,551	14,551
Payments on lines of credit	—	—	(65,349)	(65,349)
Borrowings on long-term debt	—	86,500	1,023	87,523
Payments on long-term debt	—	(119,700)	(21,587)	(141,287)
Stock option exercises, employee stock purchases and tax benefit on option exercises	2,772	—	—	2,772
Intercompany	7,475	(13,263)	5,788	—

Cash provided by (used in) financing activities continuing operations	10,247	(46,463)	(65,574)	(101,790)
Cash used in financing activities of discontinued operations	—	(35,000)	—	(35,000)

Net cash provided by (used in) financing activities	10,247	(81,463)	(65,574)	(136,790)

Effect of exchange rate changes on cash	—	—	(351)	(351)

Net (decrease) increase in cash and cash equivalents	(83)	(11,179)	12,095	833
Cash and cash equivalents, beginning of period	12	13,254	61,082	74,348

Cash and cash equivalents, end of period	$(71)	$2,075	$73,177	$75,181

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended January 31, 2007

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(15,201)	$(7,735)	$25,411	$2,475
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Income (loss) from discontinued operations	(1,688)	5,392	630	4,334
Depreciation and amortization	54	4,611	11,107	15,772
Provision for doubtful accounts	—	813	(1,258)	(445)
Stock-based compensation	4,777	—	—	4,777
Other adjustments to reconcile net income	10	(137)	145	18
Changes in operating assets and liabilities:
Trade accounts receivable	—	26,311	91,701	118,012
Inventories	—	(15,226)	(33,575)	(48,801)
Other operating assets and liabilities	4,083	(14,953)	(12,698)	(23,568)

Cash (used in) provided by operating activities of continuing operations	(7,965)	(924)	81,463	72,574
Cash provided by (used in) operating activities of discontinued operations	1,691	(8,232)	(1,708)	(8,249)

Net cash (used in) provided by operating activities	(6,274)	(9,156)	79,755	64,325

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	4,463	3,445	7,908
Capital expenditures	(409)	(9,877)	(17,681)	(27,967)
Business acquisitions, net of cash acquired	(264)	—	(2,260)	(2,524)

Cash used in investing activities of continuing operations	(673)	(5,414)	(16,496)	(22,583)
Cash used in investing activities of discontinued operations	—	(271)	(32)	(303)

Net cash used in investing activities	(673)	(5,685)	(16,528)	(22,886)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	14,972	14,972
Payments on lines of credit	—	(153)	(41,052)	(41,205)
Borrowings on long-term debt	—	22,750	1,338	24,088
Payments on long-term debt	—	(19,107)	(16,538)	(35,645)
Stock option exercises, employee stock purchase and tax benefit on option exercises	4,708	—	—	4,708
Intercompany	1,919	11,986	(13,905)	—

Cash provided by (used in) financing activities continuing operations	6,627	15,476	(55,185)	(33,082)
Cash (used in) provided by financing activities of discontinued operations	—	(1,351)	3,351	2,000

Net cash provided by (used in) financing activities	6,627	14,125	(51,834)	(31,082)

Effect of exchange rate changes on cash	—	(388)	(807)	(1,195)

Net (decrease) increase in cash and cash equivalents	(320)	(1,104)	10,586	9,162
Cash and cash equivalents, beginning of period	8	3,392	33,434	36,834

Cash and cash equivalents, end of period	$(312)	$2,288	$44,020	$45,996

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Discontinued Operations

In October 2007, the Company entered into an agreement to sell its golf equipment business which includes Roger Cleveland Golf Company, Inc. and certain other related international subsidiaries for approximately $132.5 million. Majority ownership in this business was originally acquired in fiscal 2005 as part of the Rossignol acquisition. In September 2007, the Company acquired the remaining 36.37% minority interest in Roger Cleveland Golf Company, Inc. (Note 9). The golf equipment business assets are classified as held for sale and the operations of the golf equipment business are classified as discontinued operations for all periods presented. The Company closed this transaction during December 2007. The Company used the net proceeds from this sale to repay indebtedness.

The operating results of discontinued operations included in the accompanying consolidated statements of operations were as follows:

	Three Months Ended
	January 31,
In thousands	2008	2007
Revenues, net	$7,937	$23,847
Loss before income taxes	(5,319)	(7,305)
Provision (benefit) for income taxes	1,963	(2,971)

Loss from discontinued operations	$(7,282)	$(4,334)

The remaining assets and liabilities of our discontinued golf equipment business at January 31, 2008 related to our Fidra golf brand business which will cease in fiscal 2008. The components of assets and liabilities of discontinued operations are as follows:

	January 31,	October 31,
In thousands	2008	2007
Current assets:
Receivables, net	$45	$40,309
Inventories	462	26,415
Other current assets	1,439	6,961

	$1,946	$73,685

Non-current assets:
Fixed assets, net	$—	$3,619
Goodwill and intangible assets, net	—	72,540
Other assets	100	301

	$100	$76,460

Current liabilities:
Accounts payable	$103	$6,614
Other current liabilities	7	4,655

	$110	$11,269

Non-current liabilities:
Long-term debt	$—	$35,000
Other non-current liabilities	—	17,916

	$—	$52,916

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Income Taxes

On November 1, 2007, the Company adopted FIN 48. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first is required to determine whether an uncertain tax position may be recognized when it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. If a tax position does not meet the more-likely-than-not threshold, no benefit can be recognized.

As a result of the adoption of FIN 48, the Company recognized a $21.3 million reduction in retained earnings as of November 1, 2007. This adjustment consisted of an increase in the Company’s liability for unrecognized tax benefits of $30.4 million partially offset by an increase to the Company’s deferred tax assets of $2.0 million and an increase in the Company’s taxes receivable of $7.1 million. The total balance of unrecognized tax benefits, including interest and penalties, was $37.4 million as of November 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would have had an impact on the effective tax rate was $28.3 million as of November 1, 2007.

The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying condensed consolidated statements of operations. Accrued interest and penalties are included in income taxes payable in the condensed consolidated balance sheets. As of November 1, 2007, the Company had accrued $7.8 million in interest and penalties related to uncertain tax positions.

The Company’s significant jurisdictions, including the United States, France, Australia and Canada, are subject to normal and regular examination for various years beginning in fiscal year 2000. The Company completed a tax audit in the United States for fiscal years ending 2004 and 2005 and is currently under examination in France, Australia and Canada.

The Company has evaluated its tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months. During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may decrease by a significant amount as a result of the resolution or payment of uncertain tax positions relating to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. The liability would decrease as a result of filing amended returns and paying the liabilities, resolving the uncertainties in connection with a current tax examination, or the lapse of a statute of limitation for such examination. The range of the decrease in the FIN 48 tax liability which is reasonably possible in the next 12 months is not expected to exceed $14.5 million.

Conclusion of the above matters could result in settlements for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded it was more likely than not that the tax position would be sustained is subsequently not upheld, the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than those which have been accrued or extinguish a position through payment.

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2007 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offerings expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept, Boardriders Clubs, which displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In May 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear. In July 2005, we acquired Skis Rossignol, S.A., a wintersports and golf equipment manufacturer. Rossignol offers a full range of wintersports equipment under the Rossignol, Dynastar, Lange, Look and Kerma brands. The acquisition was effective July 31, 2005, and we have included the operations of Rossignol in our results since August 1, 2005. Brand building has been a key to our growth, and we have always maintained our roots in the boardriding lifestyle. Today our products are sold throughout the world, primarily in surf shops, snow shops, skate shops and specialty stores.
Over the past 37 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. With our acquisition of Rossignol, we added a collection of leading ski equipment brands to our company.
In October 2007, we entered into an agreement to sell our golf equipment business for a transaction value of approximately $132.5 million. This transaction was completed in December 2007. As a result of this disposition, the following financial information has been adjusted to exclude our golf equipment operations. The golf equipment business has also been classified as a discontinued operation in our consolidated financial statements for all periods presented.
We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, wintersports equipment, footwear, accessories and related products. Effective November 1, 2007, we changed our operating segments to reflect changes in our internal reporting structure. We currently operate in four segments, the Americas, Europe, Asia/Pacific and Wintersports equipment. The Americas segment includes apparel revenues primarily from the U.S. and Canada. The European segment includes apparel revenues primarily from Western Europe. The Asia/Pacific segment includes apparel revenues primarily from Australia, Japan, New Zealand and Indonesia. Our Wintersports equipment segment includes world-wide wintersports equipment revenue, which is primarily from Western Europe and North America. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services to our licensees. All prior segment information has been adjusted to reflect our current operating segment presentation.

We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. If we are unable to remain competitive and maintain our consumer loyalty, our business will be negatively affected. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, engineers, technicians, researchers, merchandisers, pattern makers and contractors. Our team and the heritage and current strength of our brands has helped us remain competitive in our markets. Our success in the future will depend on our ability to continue to design products that are desirable to the marketplace and competitive in the areas of quality, brand image, technical specifications, distribution methods, price, customer service and intellectual property protection.
Results of Operations
The table below shows certain components in our statements of income and other data as a percentage of revenues:

	Three Months Ended January 31,
	2008	2007
Statement of Income data

Revenues, net	100.0%	100.0%
Gross profit	45.5	47.1
Selling, general and administrative expense	46.2	41.9

Operating (loss) income	(0.7)	5.2
Interest expense	2.4	2.8
Foreign currency, minority interest and other (income) expense	(0.1)	0.4

(Loss) income before (benefit) provision for income taxes	(3.0)%	2.0%

Other data

Adjusted EBITDA(1)	3.1%	8.7%

(1)	Adjusted EBITDA is defined as (loss) income from continuing operations before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash compensation expense and the effect of asset impairments. Following is a reconciliation of income from continuing operations to Adjusted EBITDA:

	Three Months Ended January 31,
	2008	2007
(Loss) income from continuing operations	$(14,658)	$6,809
(Benefit) provision for income taxes	(3,608)	3,822
Interest expense	14,640	14,756
Depreciation and amortization	19,015	15,772
Non-cash stock-based compensation expense	3,429	4,777

Adjusted EBITDA	$18,818	$45,936

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007
Our total net revenues for the three months ended January 31, 2008 increased 14% to $605.3 million from $528.7 million in the comparable period of the prior year. The effect of foreign currency exchange rates accounted for approximately $38.0 million of the increase in total net revenues. Revenues in the Americas increased 18% to $232.9 million for the three months ended January 31, 2008 from $197.4 million in the comparable period of the prior year, while European revenues increased 19% to $205.3 million from $172.0 million and Asia/Pacific revenues increased 19% to $61.3 million from $51.4 million for those same periods. Wintersports equipment revenue decreased 2% to $104.8 million compared to $107.1 million the year before.
Our net revenues can be categorized into two general classifications: apparel and wintersports equipment. Our apparel revenue classification includes apparel, footwear and accessories for the Quiksilver, Roxy, DC, Rossignol, Hawk, Raisins, Leilani and Radio Fiji brands in each of the Americas, Europe and Asia/Pacific segments. Our wintersports equipment revenue classification includes skis, snowboards, boots, bindings and technical accessories revenue for our wintersports brands, comprising of Rossignol, Dynastar, Look, Lange, Roxy, Kerma, Lib Technologies, Gnu and Bent Metal.
Our apparel net revenues in the Americas, Europe and Asia/Pacific segments, for the three months ended January 31, 2008 increased 19% to $499.5 million from $420.8 million for the three months ended January 31, 2007. The effect of foreign currency exchange rates accounted for approximately $27.8 million of the increase in apparel net revenues. The currency adjusted increase resulted from strength in our DC and Roxy brands across all three apparel segments. DC brand revenue growth came primarily from its footwear product lines and, to a lesser extent, from its apparel and accessories product lines. Roxy brand revenue growth came primarily from its sportswear product line and, to a lesser extent, from its accessories and footwear product lines. Our Wintersports equipment segment revenues decreased 2% during the three months ended January 31, 2008 to $104.8 million from $107.1 million for the three months ended January 31, 2007. The effect of foreign currency exchange rates offset the decrease in wintersports equipment net revenues by approximately $10.2 million. The majority of this currency adjusted decrease came from our Rossignol and other wintersports equipment brands, partially offset by an increase in our Roxy equipment brand revenue. During the quarter ended January 31, 2008 we experienced lower re-orders of our wintersports equipment compared to the same period in the prior year, primarily in Europe, as our customers are working through last season’s excess inventory caused by the poor 2006/2007 snow season.
Our net revenues by segment and geography were as follows:

	Three Months Ended January 31,
	2008			2007
		Wintersports			Wintersports
In thousands	Apparel	equipment	Total	Apparel	equipment	Total
Americas	$232,936	$26,723	$259,659	$197,374	$24,836	$222,210
Europe	205,273	74,689	279,962	172,011	78,812	250,823
Asia/Pacific	61,254	3,434	64,688	51,383	3,487	54,870
Corporate operations	—	—	987	—	—	774

	$499,463	$104,846	$605,296	$420,768	$107,135	$528,677

In the Americas, our apparel revenues for the three months ended January 31, 2008 increased
18%, while our equipment revenues increased 8% compared to the three months ended January 31, 2007. In Europe, our apparel revenues for the three months ended January 31, 2008 increased 19%, while our equipment revenues decreased 5% compared to the three months ended January 31, 2007. In Asia/Pacific, our apparel revenues for the three months ended January 31, 2008 increased 19%, while our wintersports equipment revenues decreased 2% compared to the three months ended January 31, 2007.
Our consolidated gross profit margin for the three months ended January 31, 2008 decreased to 45.5% from 47.1% in the comparable period of the prior year. The gross profit in the Americas segment increased to 43.2% from 42.5%, while our European segment gross profit margin increased to 53.8% from 53.2%, and our Asia/Pacific segment gross profit margin increased to 51.5% from 46.8% for those same periods. Our Wintersports equipment segment gross profit margin decreased to 31.3% from 43.6%. The increase in the Americas segment’s gross profit margin was due primarily to a higher percentage of sales through company owned retail stores where higher gross margins are generated, and lower sourcing costs. Our European segment’s gross profit margin increased primarily as a result of the foreign exchange effect of sourcing goods in U.S. dollars and lower sourcing costs. In our Asia/Pacific segment, our gross profit margin increase was primarily due to improved margins in Japan compared to the prior year. Our Wintersports equipment segment’s gross profit margin decreased primarily due to higher manufacturing costs.
Our selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2008 increased 26% to $279.9 million from $221.6 million in the comparable period of the prior year. In the Americas segment, these expenses increased 28% to $94.5 million from $74.0 million in the comparable period of the prior year, while our European segment SG&A increased 31% to $91.9 million from $70.1 million, and our Asia/Pacific segment SG&A increased 18% to $28.1 million from $23.8 million for those same periods. Our Wintersports equipment segment SG&A increased 31% to $54.1 million from $41.3 million in the comparable period of the prior year. As a percentage of revenues, SG&A increased to 46.2% for the three months ended January 31, 2008 from 41.9% for the three months ended January 31, 2007. The increase in SG&A costs as a percentage of revenue in our Americas segment was primarily caused by the cost of opening and operating additional retail stores and increased marketing costs. The increase in SG&A costs as a percentage of revenue in our European segment was primarily caused by the cost of opening and operating additional retail stores and increased distribution costs. In our Asia/Pacific segment, the decrease in SG&A costs as a percentage of revenue was primarily caused by decreased marketing costs and higher leverage due to increased sales in Japan. These improvements in Asia/Pacific were partially offset by the cost of opening and operating additional retail stores. The increase in SG&A as a percentage of revenue in our Wintersports equipment segment was primarily due to increased marketing and distribution costs.
Interest expense for the three months ended January 31, 2008 decreased to $14.6 million from $14.8 million in the comparable period of the prior year. This decrease was primarily caused by lower average debt levels compared to the prior year. The effect of the lower average debt levels on interest expense was almost completely offset by higher interest rates on our variable rate debt in Europe and the United States.
Our foreign currency gain amounted to $0.7 million for the three months ended January 31, 2008 compared to a loss of $1.9 million in the comparable period of the prior year. This gain resulted primarily from the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
Our effective income tax rate for the three months ended January 31, 2008, which is based on current estimates of the annual effective income tax rate, was 19.8% compared to 36.0% in the comparable period of the prior year. This change in our rate is primarily due to the non-deductibility of losses generated in certain of our Wintersports equipment segment’s legal entities in the current period.
Income from continuing operations for the three months ended January 31, 2008 decreased to a loss of $14.7 million or $0.12 per share on a diluted basis compared to income from continuing operations of $6.8 million or $0.05 per share on a diluted basis in the comparable period of the prior year. Adjusted EBITDA decreased to $18.8 million from $45.9 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million in senior notes to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness.

Cash Flows
Operating activities from continuing operations provided cash of $59.7 million in the three months ended January 31, 2008 compared to $72.6 million in the three months ended January 31, 2007. This $12.9 million decrease in cash provided was primarily due to increases in our net loss and other non-cash charges of $17.7 million, partially offset by improvements in working capital of $4.8 million.
Capital expenditures from continuing operations totaled $35.4 million for the three months ended January 31, 2008, compared to $28.0 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer, warehouse and manufacturing equipment. We used $1.0 million in cash for acquisitions. We generated $115.4 million in cash from investing activities of discontinued operations, which is primarily related to the net proceeds from the sale of our golf equipment business during the three months ended January 31, 2008.
During the three months ended January 31, 2008, net cash used in financing activities from continuing operations totaled $101.8 million, compared to cash used of $33.1 million in the comparable period of the prior year. This increase in cash used primarily relates to the repayment of debt with the proceeds from the sale of our golf equipment business. Additionally, we used $35.0 million in cash from discontinued operations to repay certain debt classified in discontinued operations relating to our golf equipment borrowings.
The net increase in cash and cash equivalents for the three months ended January 31, 2008 was $0.8 million compared to $9.2 million in the comparable period of the prior year. Cash and cash equivalents totaled $75.2 million at January 31, 2008 compared to $74.3 million at October 31, 2007, while working capital was $577.3 million at January 31, 2008 compared to $631.9 million at October 31, 2007. We believe our current cash balances, cash flows and credit facilities are adequate to cover our seasonal working capital and other operating requirements for at least the next twelve months, and that increases in our credit facilities or other financing can be obtained if needed.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 16% to $638.7 million at January 31, 2008 from $760.4 million at October 31, 2007. Accounts receivable in our Americas segment decreased 12% to $193.8 million at January 31, 2008 from $220.4 million at October 31, 2007, European segment accounts receivable decreased 5% to $169.2 million from $178.1 million, Asia/Pacific segment accounts receivable decreased 36% to $46.1 million from $71.6 million, and our Wintersports equipment segment accounts receivable decreased 21% to $229.6 million from $290.4 million for those same periods. Compared to January 31, 2007, accounts receivable increased 31% in the Americas segment and 35% in our European segment, remained largely unchanged in the Asia/Pacific segment and decreased 7% in our Wintersports equipment segment. Changes in foreign currency exchange rates accounted for approximately $49.9 million of the increase in accounts receivable compared to January 31, 2007. Adjusted for currency, the remaining increase in accounts receivable compared to January 31, 2007 across all three apparel segments primarily relates to higher revenues and the timing of shipments. Included in accounts receivable at January 31, 2008 are approximately $43.9 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding decreased by approximately 1 day at January 31, 2008 compared to January 31, 2007.
Consolidated inventories increased 10% to $490.2 million at January 31, 2008 from $447.3 million at October 31, 2007. Inventories in the Americas segment increased 9% to $150.3 million from $137.6 million at October 31, 2007, European segment inventories increased 60% to $157.9 million from $98.9 million, Asia/Pacific segment inventories increased 5% to $58.8 million from $55.8 million, and Wintersports equipment segment inventories decreased 20% for those same periods. Compared to January 31, 2007, inventories decreased 3% in the Americas segment, increased 36% in our European segment, 22% in the Asia/Pacific segment and decreased 1% in our Wintersports equipment segment. Changes in foreign currency exchange rates accounted for approximately $38.0 million of the increase in inventories compared to January 31, 2007. For our apparel segments, the remainder of the increase relates primarily to an earlier delivery schedule for spring product and additional company-owned retail stores. Consolidated average annual inventory turnover was approximately 2.9 at January 31, 2008 compared to approximately 2.8 at January 31, 2007.
Commitments
In connection with the acquisition of Rossignol, we have formulated the Rossignol Integration Plan (the “Plan”). The Plan covers the global operations of Rossignol and our existing businesses, and it includes the evaluation of facility relocations, nonstrategic business activities, redundant functions and other related items. As of January 31, 2008, we have recognized $62.5 million of liabilities related to the Plan, including employee relocation and severance costs, moving costs, and other costs related primarily to the consolidation of Rossignol’s administrative headquarters in Europe, the consolidation of Rossignol’s European distribution, the consolidation and realignment of certain European manufacturing facilities, and the relocation of our wintersports equipment sales and distribution operations in the United States. As of January 31, 2008, we have paid approximately $51.0 million related to these integration activities. If we have overestimated our integration costs, the excess will reduce goodwill in future periods. Conversely, if we have underestimated these costs, additional liabilities recognized will be recorded in earnings. Costs that are not associated with Rossignol but relate to activities or employees of our existing operations are not significant and are charged to earnings. Certain facilities owned by Rossignol are expected to be sold in connection with the Plan, while others are anticipated to be refinanced through sale-leaseback arrangements. Assets currently held for sale, primarily in the United States and France, totaled approximately $15.8 million at January 31, 2008. The sale of these properties is expected to generate approximately $26.0 million in cash in fiscal 2008 and 2009.
We expect to pay approximately $26.6 million during the quarter ending April 30, 2008 to the former owners of DC and Surfection related to the achievement of certain sales and earnings targets. This amount is included as a component of accrued liabilities as of January 31, 2008.
During the three months ending July 31, 2008, we expect to pay approximately $8.0 million to purchase a controlling interest in our Brazilian joint venture, of which 50% will be paid in cash and 50% in shares of our common stock.
There have been no material changes in our contractual obligations since October 31, 2007, other than changes resulting from the adoption of FIN 48, as described in Note 13 to our condensed consolidated financial statements.
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
Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 3 to the condensed consolidated financial statements for a further discussion on stock-based compensation.
Income Taxes
Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more-likely-than-not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determined that the deferred tax assets, which had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of FIN 48 can create significant variability in our tax rate from period to period upon changes in or adjustments to our uncertain tax positions.
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
•	our ability to achieve the financial results that we anticipate, or have experienced in the past;

•	the impact of our substantial leverage on our ability to generate cash flows or obtain financing to fund our anticipated growth strategies and the cost of such financing;

•	our plans to expand internationally;

•	our intention to introduce new products and enter into new joint ventures;

•	our plans to open new retail stores;

•	payments due on contractual commitments;

•	future expenditures for capital projects;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to remain compliant with our debt covenants;

•	integration of acquired businesses and future acquisitions;

•	our ability to realize the expected benefits from certain asset dispositions;

•	general economic and business conditions;

•	foreign exchange rate fluctuations; and

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
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
European revenues (apparel and wintersports equipment) decreased 1% in euros during the three months ended January 31, 2008 compared to the three months ended January 31, 2007. As measured in U.S. dollars and reported in our consolidated statements of income, European revenues increased 12% as a result of a weaker U.S. dollar versus the euro in comparison to the prior year.
Asia/Pacific (apparel and wintersports equipment) revenues decreased less than 1% in Australian dollars during the three months ended January 31, 2008 compared to the three months ended January 31, 2007. As measured in U.S. dollars and reported in our consolidated statements of income, Asia/Pacific revenues increased 18% as a result of a weaker U.S. dollar versus the Australian dollar in comparison to the prior year.
Our other foreign currency and interest rate risks are discussed in our Annual Report on Form 10-K for the year ended October 31, 2007 in Item 7A.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2008.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibits

2.1	Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

2.2	First Amendment to the Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated May 3, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

2.3	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, the Company and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.4	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, the Company and SRI Sports Limited dated December 7, 2007(incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Separation and Transition Agreement between Bernard Mariette and Quiksilver, Inc. dated February 11, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 13, 2008). (1)

10.2	Fifth Amendment to Amended and Restated Credit Agreement dated December 5, 2007 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

10.3	Sixth Amendment to Amended and Restated Credit Agreement dated February 14, 2008.

10.4	Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated January 29, 2008. (1)

10.5	Amendments to executive officer base salaries effective as of November 1, 2007 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007). (1)

10.6	Amendments to executive officer base salaries effective as of February 1, 2008. (1)

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

(1)	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

March 11, 2008	/s/ Brad L. Holman

Brad L. Holman
Vice President of Accounting and Financial
Reporting
(Principal Accounting Officer and Authorized
Signatory)