Form 10-Q
period 2008-04-30
QUIKSILVER INC
filed 2008-06-09
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at
June 2, 2008 was 126,591,300

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,
In thousands, except per share amounts	2008	2007

Revenues, net	$596,280	$520,359
Cost of goods sold	295,938	270,977

Gross profit	300,342	249,382

Selling, general and administrative expense	230,800	194,826
Asset impairment	350	—

Operating income	69,192	54,556

Interest expense	12,996	11,671
Foreign currency loss	1,384	1,066
Minority interest and other income	(471)	(74)

Income before provision for income taxes	55,283	41,893

Provision for income taxes	16,558	9,474

Income from continuing operations	38,725	32,419
Loss from discontinued operations, net of tax	(244,949)	(37,219)

Net loss	$(206,224)	$(4,800)

Income per share from continuing operations	$0.31	$0.26

Loss per share from discontinued operations	$(1.95)	$(0.30)

Net loss per share	$(1.64)	$(0.04)

Income per share from continuing operations, assuming dilution	$0.30	$0.25

Loss per share from discontinued operations, assuming dilution	$(1.88)	$(0.29)

Net loss per share, assuming dilution	$(1.59)	$(0.04)

Weighted average common shares outstanding	125,741	123,596

Weighted average common shares outstanding, assuming dilution	130,052	128,771

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended April 30,
In thousands	2008	2007

Net loss	$(206,224)	$(4,800)
Other comprehensive income (loss):
Foreign currency translation adjustment	36,970	48,293
Net unrealized loss on derivative instruments, net of tax of $(3,048) (2008) and $(4,971) (2007)	(7,499)	(10,175)

Comprehensive (loss) income	$(176,753)	$33,318

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended April 30,
In thousands, except per share amounts	2008	2007

Revenues, net	$1,092,861	$931,213
Cost of goods sold	548,995	486,751

Gross profit	543,866	444,462

Selling, general and administrative expense	452,210	371,364
Asset impairment	350	—

Operating income	91,306	73,098

Interest expense	24,044	23,539
Foreign currency loss	768	1,422
Minority interest and other income	(397)	(41)

Income before provision for income taxes	66,891	48,178

Provision for income taxes	20,596	11,087

Income from continuing operations	46,295	37,091
Loss from discontinued operations, net of tax	(274,459)	(39,416)

Net loss	$(228,164)	$(2,325)

Income per share from continuing operations	$0.37	$0.30

Loss per share from discontinued operations	$(2.19)	$(0.32)

Net loss per share	$(1.82)	$(0.02)

Income per share from continuing operations, assuming dilution	$0.36	$0.29

Loss per share from discontinued operations, assuming dilution	$(2.12)	$(0.31)

Net loss per share, assuming dilution	$(1.76)	$(0.02)

Weighted average common shares outstanding	125,133	123,323

Weighted average common shares outstanding, assuming dilution	129,606	128,851

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Six months ended April 30,
In thousands	2008	2007

Net loss	$(228,164)	$(2,325)
Other comprehensive income (loss):
Foreign currency translation adjustment	37,480	56,824
Net unrealized loss on derivative instruments, net of tax of $(973) (2008) and $(5,510) (2007)	(3,035)	(11,291)

Comprehensive (loss) income	$(193,719)	$43,208

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
In thousands, except share amounts	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$91,334	$74,348
Trade accounts receivable, less allowances of $24,226 (2008) and $21,100 (2007)	473,032	478,049
Other receivables	32,931	37,328
Inventories	304,059	296,167
Deferred income taxes	102,735	43,776
Prepaid expenses and other current assets	29,204	20,722
Current assets held for sale	290,236	562,872

Total current assets	1,323,531	1,513,262

Fixed assets, less accumulated depreciation and amortization of $219,847 (2008) and $189,292 (2007)	256,395	221,367
Intangible assets, net	144,013	142,420
Goodwill	416,337	398,899
Other assets	45,056	42,232
Deferred taxes long-term	13,711	20,536
Non-current assets held for sale	—	323,348

Total assets	$2,199,043	$2,662,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$245,877	$124,634
Accounts payable	191,106	192,923
Accrued liabilities	116,892	157,084
Current portion of long-term debt	35,740	33,903
Income taxes payable	14,833	8,850
Liabilities related to assets held for sale	212,303	364,011

Total current liabilities	816,751	881,405

Long-term debt, net of current portion	656,607	698,909
Other long-term liabilities	33,783	11,313
Non-current liabilities related to assets held for sale	6,953	183,824

Total liabilities	1,514,094	1,775,451

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 185,000,000; issued shares — 129,476,500 (2008) and 128,340,538 (2007)	1,295	1,283
Additional paid-in capital	319,350	306,051
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	188,520	437,940
Accumulated other comprehensive income	182,562	148,117

Total stockholders’ equity	684,949	886,613

Total liabilities and stockholders’ equity	$2,199,043	$2,662,064

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,
In thousands	2008	2007
Cash flows from operating activities:
Net loss	$(228,164)	$(2,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	274,459	39,416
Depreciation and amortization	28,093	21,787
Stock-based compensation and tax benefit on option exercises	4,621	8,725
Provision for doubtful accounts	4,858	4,253
Gain on disposal of fixed assets	(710)	(54)
Foreign currency loss	337	847
Asset impairments	350	—
Minority interest and equity in earnings	698	384
Changes in operating assets and liabilities, net of the effect from business acquisitions:
Trade accounts receivable	15,133	(12,771)
Other receivables	5,382	(598)
Inventories	5,278	(9,909)
Prepaid expenses and other current assets	(5,721)	(4,115)
Other assets	317	2,947
Accounts payable	(11,411)	(11,321)
Accrued liabilities and other long-term liabilities	(17,738)	(5,972)
Income taxes payable	5,171	13,552

Cash provided by operating activities of continuing operations	80,953	44,846
Cash provided by operating activities of discontinued operations	69,313	71,269

Net cash provided by operating activities	150,266	116,115

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	2,230	5,754
Capital expenditures	(45,380)	(35,788)
Business acquisitions, net of cash acquired	(29,984)	(34,071)

Cash used in investing activities of continuing operations	(73,134)	(64,105)
Cash provided by (used in) investing activities of discontinued operations	106,528	(13,106)

Net cash provided by (used in) investing activities	33,394	(77,211)

Cash flows from financing activities:
Borrowings on lines of credit	124,148	40,483
Payments on lines of credit	(15,226)	(7,007)
Borrowings on long-term debt	118,012	80,930
Payments on long-term debt	(176,948)	(48,026)
Stock option exercises, employee stock purchases and tax benefit on option exercises	6,269	7,000

Cash provided by financing activities of continuing operations	56,255	73,380
Cash used in financing activities of discontinued operations	(220,069)	(81,759)

Net cash used in financing activities	(163,814)	(8,379)

Effect of exchange rate changes on cash	(2,860)	(2,904)

Net increase in cash and cash equivalents	16,986	27,621
Cash and cash equivalents, beginning of period	74,348	36,834

Cash and cash equivalents, end of period	$91,334	$64,455

Supplementary cash flow information:
Cash paid (received) during the period for:
Interest	$24,507	$21,934

Income taxes	$18,690	$(4,483)

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

Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2008 and 2007. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2007 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

The Company has an active program to sell its Rossignol business, including the related brands of Rossignol, Dynastar, Look, Lange and Kerma, and is expected to complete this transaction within one year. As such, during the three months ended April 30, 2008, the Company classified its Rossignol business, including both wintersports equipment and apparel, as discontinued operations. The Rossignol business assets and related liabilities are classified as held for sale, and the operations are classified as discontinued, for all periods presented.

In October 2007, the Company entered into an agreement to sell its golf equipment business. This transaction was completed in December 2007. As a result of this disposition of the golf equipment business, all financial information has been adjusted to exclude these operations and the golf equipment business has been classified as discontinued operations for all periods presented.

2.	New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the Company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on November 1, 2007. See Note 13 for a description of the impact of this standard on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company expects to adopt this standard at the beginning of its fiscal year ending October 31, 2009. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
determined the effect that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements but the impact will be limited to any future acquisitions beginning in fiscal 2010 except for certain tax treatment of previous acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS No. 160”), which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2010. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment”. The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the six months ended April 30, 2008 and 2007, options were valued assuming a risk-free interest rate of 3.0% and 4.8%, respectively, volatility of 40.7% and 43.1%, respectively, zero dividend yield, and an expected life of 5.7 and 5.6 years, respectively. The weighted average fair value of options granted was $3.85 and $7.19 for the six months ended April 30, 2008 and 2007, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of April 30, 2008, the Company had approximately $12.8 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.0 years. Compensation expense was included as selling, general and administrative expense for the period.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Changes in shares under option for the six months ended April 30, 2008 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value

Outstanding, October 31, 2007	17,311,049	$9.30
Granted	1,245,000	9.03
Exercised	(1,033,404)	3.38		$5,966
Canceled	(138,504)	13.06

Outstanding, April 30, 2008	17,384,141	$9.61	5.7	$34,483

Options exercisable, April 30, 2008	13,528,361	$8.74	5.0	$33,607

Changes in non-vested shares under option for the six months ended April 30, 2008 are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested, October 31, 2007	4,915,536	$6.71
Granted	1,245,000	3.85
Vested	(2,260,921)	6.43
Canceled	(43,835)	6.20

Non-vested, April 30, 2008	3,855,780	$5.96

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
Changes in restricted stock for the six months ended April 30, 2008 are as follows:

Shares

Outstanding, October 31, 2007	842,000
Granted	330,000
Vested	(9,996)
Forfeited	(343,334)

Outstanding, April 30, 2008	818,670

Compensation expense is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of April 30, 2008, there had been no acceleration of the amortization period. As of April 30, 2008, the Company had approximately $6.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.8 years.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Inventories

Inventories consist of the following:

	April 30,	October 31,
In thousands	2008	2007

Raw materials	$11,500	$34,544
Work in-process	6,770	5,164
Finished goods	285,789	256,459

	$304,059	$296,167

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	April 30, 2008			October 31, 2007
		Amorti-			Amorti-
In thousands	Gross Amount	zation	Net Book Value	Gross Amount	zation	Net Book Value

Amortizable trademarks	$18,168	$(5,179)	$12,989	$15,220	$(4,350)	$10,870
Amortizable licenses	12,562	(6,805)	5,757	12,354	(6,074)	6,280
Other amortizable intangibles	6,496	(3,789)	2,707	6,482	(3,556)	2,926
Non-amortizable trademarks	122,560	—	122,560	122,344	—	122,344

	$159,786	$(15,773)	$144,013	$156,400	$(13,980)	$142,420

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the six months ended April 30, 2008 and 2007 was $1.4 million and $1.3 million, respectively. Annual amortization expense is estimated to be approximately $2.8 million in the fiscal years ending October 31, 2008 and 2009 and approximately $2.7 million in the fiscal years ending October 31, 2010 through 2012.
Goodwill related to the Company’s operating segments is as follows:

	April 30,	October 31,
In thousands	2008	2007

Americas	$73,916	$73,709
Europe	193,163	179,012
Asia/Pacific	149,258	146,178

	$416,337	$398,899

Goodwill increased $17.4 million during the six months ended April 30, 2008. This increase was primarily related to the effect of changes in foreign currency exchange rates.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of income taxes, are as follows:

	April 30,	October 31,
In thousands	2008	2007

Foreign currency translation adjustment	$209,403	$171,923
Loss on cash flow hedges and interest rate swaps	(26,841)	(23,806)

	$182,562	$148,117

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, produces and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. All prior segment information has been adjusted to reflect our current operating segment presentation and the removal of the wintersports equipment segment, which is included in discontinued operations. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues from continuing operations for the six months ended April 30, 2008 and 2007.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating segments is as follows:

	Three Months Ended April 30,
In thousands	2008	2007
Revenues, net:
Americas	$247,615	$236,264
Europe	284,500	231,919
Asia/Pacific	62,484	50,974
Corporate operations	1,681	1,202

	$596,280	$520,359

Gross profit:
Americas	$105,779	$97,828
Europe	161,730	125,190
Asia/Pacific	31,690	25,316
Corporate operations	1,143	1,048

	$300,342	$249,382

Operating income (loss):
Americas	$15,732	$21,116
Europe	63,672	47,832
Asia/Pacific	(477)	(66)
Corporate operations	(9,735)	(14,326)

	$69,192	$54,556

	Six Months Ended April 30,
In thousands	2008	2007
Revenues, net:
Americas	$482,550	$434,074
Europe	484,783	393,076
Asia/Pacific	122,860	102,087
Corporate operations	2,668	1,976

	$1,092,861	$931,213

Gross profit:
Americas	$207,535	$182,136
Europe	271,427	211,440
Asia/Pacific	63,425	49,328
Corporate operations	1,479	1,558

	$543,866	$444,462

Operating income (loss):
Americas	$22,878	$30,929
Europe	85,290	67,466
Asia/Pacific	3,344	308
Corporate operations	(20,206)	(25,605)

	$91,306	$73,098

Identifiable assets:
Americas	$703,873	$778,258
Europe	1,074,507	1,323,374
Asia/Pacific	354,572	324,227
Corporate operations	66,091	55,081

	$2,199,043	$2,480,940

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Derivative Financial Instruments

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

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $2.8 million was recognized related to these types of contracts during the six months ended April 30, 2008, all of which are classified in discontinued operations. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of April 30, 2008, the Company was hedging forecasted transactions expected to occur through August 2010. Assuming exchange rates at April 30, 2008 remain constant, $26.8 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 28 months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the six months ended April 30, 2008, the Company reclassified into earnings a net loss of $9.8 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of derivative contracts at April 30, 2008 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value

United States dollar	$410,998	May 2008 — Aug 2010	$(43,538)
Canadian dollar	11,556	May 2008 — Dec 2008	(621)
Japanese yen	5,767	Dec 2008	(266)
Euro interest rate swap	16,388	Aug 2008 — Sep 2009	6

	$444,709		$(44,419)

9.	Business Acquisitions

In September 2007, the Company acquired the minority interest of Roger Cleveland Golf Company, Inc. (“Cleveland Golf”), the Company’s U.S. golf equipment operations. The Company had previously acquired 63.63% of Cleveland Golf as part of the acquisition of Rossignol in July 2005. The purchase price for the remaining minority interest of Cleveland Golf, excluding transaction costs, included a cash payment of $17.5 million at closing. The Company accounted for this transaction as a step acquisition and recorded 36.37% of fair value adjustments related to the acquisition of the remaining portion of Cleveland Golf. The Company also agreed to terminate all consulting arrangements with the former minority interest holders of Cleveland Golf and recorded an expense of approximately $3.6 million in contract termination costs. In October 2007, the Company entered into an agreement to sell its golf equipment business (Note 12). In connection with the sale of Cleveland Golf in December 2007, the Company paid an additional $8.5 million to the former minority interest holders of Cleveland Golf as required by the terms of the minority interest stock purchase agreement.

The Company paid cash of approximately $30.0 million during the six months ended April 30, 2008. Of the cash paid, $19.2 million related to payments to the former owners of DC related to the achievement of certain sales and earnings targets and $10.8 million related to certain other store acquisitions.

10.	Litigation, Indemnities and Guarantees

The Company has been named in a class action lawsuit that alleges willful violation of the federal Fair and Accurate Credit Transaction Act based upon certain of the Company’s retail stores’ alleged electronic printing of receipts on which appeared more than the last five digits of customers’ credit or debit card number and/or the expiration date of such customers’ credit or debit card. The Company is currently unable to assess the extent of damages, if any, that could be awarded to the plaintiff class if it were to prevail. The Company intends to vigorously defend itself against the claims asserted. No provision has been made in the Company’s financial statements for the six months ended April 30, 2008.

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

11.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of April 30, 2008 and October 31, 2007 and for the six months ended April 30, 2008 and 2007. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Due to the seasonality of the Company’s quarterly operations, management has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2008, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended April 30, 2008

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues, net	$18	$428,601	$688,144	$(23,902)	$1,092,861
Cost of goods sold	—	246,393	310,710	(8,108)	548,995

Gross profit	18	182,208	377,434	(15,794)	543,866

Selling, general and administrative expense	24,949	173,951	270,604	(17,294)	452,210
Asset impairment	—	350	—	—	350

Operating (loss) income	(24,931)	7,907	106,830	1,500	91,306
Interest expense	23,609	125	310	—	24,044
Foreign currency loss (gain)	588	(8)	188	—	768
Minority interest and other income	—	(224)	(173)	—	(397)

(Loss) income before (benefit) provision for income taxes	(49,128)	8,014	106,505	1,500	66,891
(Benefit) provision for income taxes	(15,127)	2,468	33,255	—	20,596

(Loss) income from continuing operations	(34,001)	5,546	73,250	1,500	46,295
Loss from discontinued operations	(812)	(27,396)	(244,730)	(1,521)	(274,459)

Net loss	$(34,813)	$(21,850)	$(171,480)	$(21)	$(228,164)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended April 30, 2007

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues, net	$21	$392,574	$560,636	$(22,018)	$931,213
Cost of goods sold	—	230,189	265,030	(8,468)	486,751

Gross profit	21	162,385	295,606	(13,550)	444,462

Selling, general and administrative expense	24,472	144,804	215,443	(13,355)	371,364
Asset impairment	—	—	—	—	—

Operating (loss) income	(24,451)	17,581	80,163	(195)	73,098
Interest expense	20,967	1,675	897	—	23,539
Foreign currency loss	1,006	201	215	—	1,422
Minority interest and other income	—	(9)	(32)	—	(41)

(Loss) income before (benefit) provision for income taxes	(46,424)	15,714	79,083	(195)	48,178
(Benefit) provision for income taxes	(10,682)	3,616	18,153	—	11,087

(Loss) income from continuing operations	(35,742)	12,098	60,930	(195)	37,091
Income (loss) from discontinued operations	7,097	(15,124)	(30,994)	(395)	(39,416)

Net (loss) income	$(28,645)	$(3,026)	$29,936	$(590)	$(2,325)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At April 30, 2008

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(769)	$4,778	$87,325	$—	$91,334
Trade accounts receivable, net	—	175,106	297,926	—	473,032
Other receivables	1,474	15,895	15,562	—	32,931
Inventories	—	134,646	170,541	(1,128)	304,059
Deferred income taxes	—	35,663	67,072	—	102,735
Prepaid expenses and other current assets	2,491	10,361	16,352	—	29,204
Current assets held for sale	—	32,659	257,577	—	290,236

Total current assets	3,196	409,108	912,355	(1,128)	1,323,531

Fixed assets, net	5,644	99,521	151,230	—	256,395
Intangible assets, net	3,493	48,440	92,080	—	144,013
Goodwill	—	116,972	299,365	—	416,337
Other assets	10,341	6,154	28,561	—	45,056
Deferred taxes long-term	—	8,301	5,410	—	13,711
Investment in subsidiaries	505,058	—	—	(505,058)	—

Total assets	$527,732	$688,496	$1,489,001	$(506,186)	$2,199,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$245,877	$—	$245,877
Accounts payable	1,495	76,190	113,421	—	191,106
Accrued liabilities	16,111	13,668	87,113	—	116,892
Current portion of long-term debt	—	813	34,927	—	35,740
Income taxes payable	—	2,484	12,349	—	14,833
Intercompany balances	173,792	(19,483)	(154,309)	—	—
Current liabilities of assets held for sale	—	8,532	203,771	—	212,303

Total current liabilities	191,398	82,204	543,149	—	816,751

Long-term debt, net of current portion	400,000	96,533	160,074	—	656,607
Other long-term liabilities	—	33,004	779	—	33,783
Non-current liabilities of assets held for sale	—	—	6,953	—	6,953

Total liabilities	591,398	211,741	710,955	—	1,514,094

Stockholders’/invested equity	(63,666)	476,755	778,046	(506,186)	684,949

Total liabilities and stockholders’ equity	$527,732	$688,496	$1,489,001	$(506,186)	$2,199,043

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At October 31, 2007

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$12	$13,254	$61,082	$—	$74,348
Trade accounts receivable, net	—	199,606	278,443	—	478,049
Other receivables	775	13,035	23,518	—	37,328
Inventories	—	129,568	167,895	(1,296)	296,167
Deferred income taxes	—	17,192	26,584	—	43,776
Prepaid expenses and other current assets	1,596	7,358	11,768	—	20,722
Current assets held for sale	—	126,823	437,070	(1,021)	562,872

Total current assets	2,383	506,836	1,006,360	(2,317)	1,513,262

Fixed assets, net	6,959	97,856	116,552	—	221,367
Intangible assets, net	2,626	47,282	92,512	—	142,420
Goodwill	—	116,627	282,272	—	398,899
Other assets	10,120	5,941	26,171	—	42,232
Deferred taxes long-term	—	7,352	13,184	—	20,536
Investment in subsidiaries	569,492	—	—	(569,492)	—
Non-current assets held for sale	—	75,652	247,696	—	323,348

Total assets	$591,580	$857,546	$1,784,747	$(571,809)	$2,662,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$124,634	$—	$124,634
Accounts payable	2,086	73,773	117,064	—	192,923
Accrued liabilities	20,287	38,503	98,294	—	157,084
Current portion of long-term debt	—	—	33,903	—	33,903
Income taxes payable	—	5,769	3,081	—	8,850
Intercompany balances	178,353	(82,412)	(95,941)	—	—
Current liabilities of assets held for sale	—	111,845	252,166	—	364,011

Total current liabilities	200,726	147,478	533,201	—	881,405

Long-term debt	400,000	129,700	169,209	—	698,909
Other long-term liabilities	—	10,268	1,045	—	11,313
Non-current liabilities of assets held for sale	—	60,444	123,380	—	183,824

Total liabilities	600,726	347,890	826,835	—	1,775,451

Stockholders’/invested equity	(9,146)	509,656	957,912	(571,809)	886,613

Total liabilities and stockholders’ equity	$591,580	$857,546	$1,784,747	$(571,809)	$2,662,064

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended April 30, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities:
Net loss	$(34,813)	$(21,850)	$(171,501)	$(228,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	812	27,396	246,251	274,459
Depreciation and amortization	1,280	11,983	14,830	28,093
Stock-based compensation	4,621	—	—	4,621
Provision for doubtful accounts	—	2,575	2,283	4,858
Asset impairments	—	350	—	350
Other adjustments to reconcile net loss	(169)	(88)	582	325
Changes in operating assets and liabilities:
Trade accounts receivables	—	21,925	(6,792)	15,133
Inventories	—	(5,078)	10,356	5,278
Other operating assets and liabilities	(2,486)	(21,901)	387	(24,000)

Cash (used in) provided by operating activities of continuing operations	(30,755)	15,312	96,396	80,953
Cash provided by (used in) operating activities of discontinued operations	1,808	(13,238)	80,743	69,313

Net cash (used in) provided by operating activities	(28,947)	2,704	177,139	150,266
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	1,930	147	153	2,230
Capital expenditures	(1,460)	(17,477)	(26,443)	(45,380)
Business acquisitions, net of cash acquired	—	(20,296)	(9,688)	(29,984)

Cash provided by (used in) investing activities of continuing operations	470	(37,626)	(35,978)	(73,134)
Cash provided by investing activities of discontinued operations	—	95,142	11,386	106,528

Net cash provided by (used in) investing activities	470	57,516	(24,592)	33,394
Cash flows from financing activities:
Borrowings on lines of credit	—	—	124,148	124,148
Payments on lines of credit	—	—	(15,226)	(15,226)
Borrowings on long-term debt	—	114,500	3,512	118,012
Payments on long-term debt	—	(148,700)	(28,248)	(176,948)
Stock option exercises, employee stock purchases and tax benefit on option exercises	6,269	—	—	6,269
Intercompany	21,427	1,134	(22,561)	—

Cash provided by (used in) financing activities of continuing operations	27,696	(33,066)	61,625	56,255
Cash used in financing activities of discontinued operations	—	(35,000)	(185,069)	(220,069)

Net cash provided by (used in) financing activities	27,696	(68,066)	(123,444)	(163,814)
Effect of exchange rate changes on cash	—	—	(2,860)	(2,860)

Net (decrease) increase in cash and cash equivalents	(781)	(8,476)	26,243	16,986
Cash and cash equivalents, beginning of period	12	13,254	61,082	74,348

Cash and cash equivalents, end of period	$(769)	$4,778	$87,325	$91,334

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended April 30, 2007

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities:
Net (loss) income	$(28,645)	$(3,026)	$29,346	$(2,325)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	(7,097)	15,124	31,389	39,416
Depreciation and amortization	261	8,852	12,674	21,787
Stock-based compensation	8,725	—	—	8,725
Provision for doubtful accounts	—	1,620	2,633	4,253
Other adjustments to reconcile net (loss) income	390	(147)	934	1,177
Changes in operating assets and liabilities:
Trade accounts receivables	—	(3,299)	(9,472)	(12,771)
Inventories	—	(7,699)	(2,210)	(9,909)
Other operating assets and liabilities	(89)	(33,693)	28,275	(5,507)

Cash (used in) provided by operating activities of continuing operations	(26,455)	(22,268)	93,569	44,846
Cash provided by (used in) operating activities of discontinued operations	8,327	(13,620)	76,562	71,269

Net cash (used in) provided by operating activities	(18,128)	(35,888)	170,131	116,115
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	4,463	1,291	5,754
Capital expenditures	(770)	(15,916)	(19,102)	(35,788)
Business acquisitions, net of cash acquired	(580)	(20,138)	(13,353)	(34,071)

Cash used in investing activities of continuing operations	(1,350)	(31,591)	(31,164)	(64,105)
Cash used in investing activities of discontinued operations	—	(1,590)	(11,516)	(13,106)

Net cash used in investing activities	(1,350)	(33,181)	(42,680)	(77,211)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	40,483	40,483
Payments on lines of credit	—	—	(7,007)	(7,007)
Borrowings on long-term debt	—	73,500	7,430	80,930
Payments on long-term debt	—	(29,515)	(18,511)	(48,026)
Stock option exercises, employee stock purchases and tax benefit on option exercises	7,000	—	—	7,000
Intercompany	11,884	22,317	(34,201)	—

Cash provided by (used in) financing activities of continuing operations	18,884	66,302	(11,806)	73,380
Cash provided by (used in) financing activities of discontinued operations	—	2,336	(84,095)	(81,759)

Net cash provided by (used in) financing activities	18,884	68,638	(95,901)	(8,379)
Effect of exchange rate changes on cash	5	17	(2,926)	(2,904)

Net (decrease) increase in cash and cash equivalents	(589)	(414)	28,624	27,621
Cash and cash equivalents, beginning of period	8	3,392	33,434	36,834

Cash and cash equivalents, end of period	$(581)	$2,978	$62,058	$64,455

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Discontinued Operations

The Company has an active program to sell its Rossignol business, including the related brands of Rossignol, Dynastar, Look, Lange and Kerma, and is expected to complete this transaction within one year. As such, during the three months ended April 30, 2008, the Company classified its Rossignol business, including both wintersports equipment and apparel, as discontinued operations for all periods presented. This sale process caused the Company to reassess the carrying value of Rossignol under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of the Rossignol business was estimated using a combination of current market indications of value, a discounted cash flow and a market-based multiple approach. As a result, the Company recorded an impairment of Rossignol’s long-term assets of approximately $240.2 million, before taxes, during the three months ended April 30, 2008. This impairment included approximately $129.7 million in fixed assets, $88.2 million in trademark and other intangible assets, $18.3 million in goodwill and $4.0 million in other long-term assets. The actual value realized from the sale of Rossignol could be materially different than the Company’s current estimate, causing further losses or gains upon sale of the asset group.

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

The operating results of discontinued operations for both wintersports and golf equipment included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended
In thousands	April 30,
	2008	2007
Revenues, net	$40,509	$83,440
Loss before income taxes	(299,691)	(48,917)
Benefit for income taxes	(54,742)	(11,698)

Loss from discontinued operations	$(244,949)	$(37,219)

	Six Months Ended
	April 30,
	2008	2007
Revenues, net	$157,161	$225,110
Loss before income taxes	(334,885)	(51,876)
Benefit for income taxes	(60,426)	(12,460)

Loss from discontinued operations	$(274,459)	$(39,416)

Asset impairments of $240.2 million are included in loss before income taxes for the three and six months ended April 30, 2008. The net tax benefit related to the asset impairment and the Company’s classification of Rossignol and Cleveland as discontinued operations is approximately $41.9 million and $39.9 million during the three and six month periods, respectively, and is included as a component of the benefit for income taxes.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of assets and liabilities held for sale are as follows:

In thousands	April 30,
2008
Current assets:
Receivables, net	$106,679
Inventories	144,493
Other current assets	39,064

$290,236

Current liabilities:
Lines of credit and current debt	$93,313
Accounts payable	66,145
Other current liabilities	52,845

$212,303

Non-current liabilities:
Other non-current liabilities	$6,953

During the three months ended April 30, 2008 the Company reclassified a 50 million euro term loan of Rossignol to short term as it is expected to be out of compliance with certain profitability covenants to be measured on October 31, 2008. The Company expects to repay this term loan with the proceeds from a Rossignol sale transaction, or refinance this obligation.

13.	Income Taxes

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

As a result of the adoption of FIN 48, the Company recognized a $21.3 million reduction in retained earnings as of November 1, 2007. This adjustment consisted of an increase in the Company’s liability for unrecognized tax benefits of $30.4 million partially offset by an increase to the Company’s deferred tax assets of $2.0 million and an increase in the Company’s taxes receivable of $7.1 million. The total balance of unrecognized tax benefits, including interest and penalties, was $37.4 million as of November 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would have had an impact on the effective tax rate was $20.4 million before interest and penalties as of November 1, 2007.

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s significant jurisdictions, including the United States, France, Australia and Canada, are subject to normal and regular examination for various years beginning in fiscal year 2000. The Company completed a tax audit in the United States for fiscal years ending 2004 and 2005 and is currently under examination in France, Australia and Canada.
The Company has evaluated its tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months. During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may decrease by a significant amount as a result of the resolution or payment of uncertain tax positions relating to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. The liability would decrease as a result of filing amended returns and paying the liabilities, resolving the uncertainties in connection with a current tax examination, or the lapse of a statute of limitation for such examination. The range of the decrease in the FIN 48 tax liability which is reasonably possible in the next 12 months is not expected to exceed $10.8 million before interest and penalties. As of April 30, 2008, the amount of unrecognized tax benefits had not materially changed from the date of adoption of FIN 48.
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
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offering expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept, Boardriders Clubs, which displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear. In July 2005, we acquired Skis Rossignol, S.A., a wintersports and golf equipment manufacturer. Today our products are sold throughout the world, primarily in surf shops, skate shops, snow shops and specialty stores.
Over the past 37 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. With our acquisition of Rossignol, we added a collection of leading ski and golf equipment brands to our company.
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
We have an active program to sell our Rossignol business, including the related brands of Rossignol, Dynastar, Look, Lange and Kerma, and we expect to complete this transaction within one year. As such, during the three months ended April 30, 2008, we classified the Rossignol business, including both wintersports equipment and apparel, as discontinued operations. The Rossignol business assets and related liabilities are classified as held for sale, and the operations are classified as discontinued, for all periods presented. The loss from discontinued operations for Rossignol and Cleveland was approximately $244.9 million and $274.5 million, respectively, for the three and six months ended April 30, 2008. These losses include an impairment charge to Rossignol’s long-term assets of approximately $240.2 million, before taxes. The actual value realized from a sale of Rossignol could be materially different than our current estimate, causing further losses or gains upon sale of the asset group.
We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, footwear, accessories and related products. We currently operate in three segments, the Americas, Europe and Asia/Pacific. Our former wintersports equipment segment has been classified as discontinued operations. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia.

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
Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Statement of Operations data

Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	50.4	47.9	49.8	47.7
Selling, general and administrative expense	38.7	37.4	41.4	39.9
Asset impairment	0.1	—	—	—

Operating income	11.6	10.5	8.4	7.8

Interest expense	2.2	2.2	2.2	2.5
Foreign currency, minority interest and other expense	0.1	0.2	0.1	0.1

Income before provision for income taxes	9.3	8.1	6.1	5.2

Other data

Adjusted EBITDA(1)	14.5%	13.3%	11.5%	11.0%

(1)	Adjusted EBITDA is defined as income from continuing operations before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of income from continuing operations to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Income from continuing operations	$38,725	$32,419	$46,295	$37,091
Provision for income taxes	16,558	9,474	20,596	11,087
Interest expense	12,996	11,671	24,044	23,539
Depreciation and amortization	14,563	11,267	28,093	21,787
Non-cash stock-based compensation expense	3,055	4,175	6,551	8,725
Non-cash asset impairments	350	—	350	—

Adjusted EBITDA	$86,247	$69,006	$125,929	$102,229

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007
Our total net revenues for the three months ended April 30, 2008 increased 15% to $596.3 million from $520.4 million in the comparable period of the prior year. The effect of foreign currency exchange rates accounted for approximately $43.7 million of the increase in total net revenues. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear and accessories product lines for our Quiksilver, Roxy and DC brands, and other brands which include Hawk, Raisins, Leilani, Radio Fiji, Lib Technologies, Gnu and Bent Metal.
Revenues in the Americas increased 5% to $247.6 million for the three months ended April 30, 2008 from $236.3 million in the comparable period of the prior year, while European revenues increased 23% to $284.5 million from $231.9 million and Asia/Pacific revenues increased 23% to $62.5 million from $51.0 million for those same periods. The increase in the Americas came from our DC brand in both footwear and apparel, which was partially offset by decreases in our Quiksilver and Roxy apparel product lines. Approximately $36.0 million of Europe’s revenue increase was attributable to the positive effects of foreign currency exchange rates. The currency adjusted increase in Europe was driven by our DC and Quiksilver brands offset by a slight decrease in our Roxy brand. DC brand revenue growth came primarily from footwear and, to a lesser extent, apparel. Increases in our Quiksilver brand came primarily from our apparel product lines. Approximately $7.7 million of Asia/Pacific’s revenue increase was attributable to the positive effects of foreign currency exchange rates. The currency adjusted increase in Asia/Pacific came primarily from our DC brand, which was partially offset by decreases in our Quiksilver and Roxy apparel product lines.
Our consolidated gross profit margin for the three months ended April 30, 2008 increased to 50.4% from 47.9% in the comparable period of the prior year. The gross profit in the Americas segment increased to 42.7% from 41.4%, while our European segment gross profit margin increased to 56.8% from 54.0%, and our Asia/Pacific segment gross profit margin increased to 50.7% from 49.7% for those same periods. The increase in the Americas segment’s gross profit margin was due primarily to a higher percentage of sales through company owned retail stores where higher gross margins are generated, and improved sourcing. Our European segment’s gross profit margin increased primarily as a result of the foreign exchange effect of sourcing goods in U.S. dollars and improved sourcing. In our Asia/Pacific segment, our gross profit margin increase was primarily due to improved margins in Japan compared to the prior year.
Our selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2008 increased 18% to $230.8 million from $194.8 million in the comparable period of the prior year. The effect of foreign currency exchange rates accounted for approximately $15.9 million of the increase in total SG&A. In the Americas segment, these expenses increased 17% to $89.7 million from $76.7 million in the comparable period of the prior year, while our European segment SG&A increased 27% to $98.1 million from $77.4 million, and our Asia/Pacific segment SG&A increased 27% to $32.2 million from $25.4 million for those same periods. As a percentage of revenues, SG&A increased to 38.7% for the three months ended April 30, 2008 from 37.4% for the three months ended April 30, 2007. In the Americas, SG&A as a percentage of revenues increased to 36.2% compared to 32.5% the year before. In Europe, SG&A as a percentage of revenues increased to 34.5% from 33.4% and in Asia/Pacific, SG&A as a percentage of revenues increased to 51.5% from 49.8% for those same periods. The increase in SG&A costs as a percentage of revenue in our Americas segment was primarily caused by the cost of opening and operating additional retail stores, increased distribution costs and marketing costs. The increase in SG&A costs as a percentage of revenue in our European segment was primarily caused by the cost of opening and operating additional retail stores and increased distribution costs. In our Asia/Pacific segment, the increase in SG&A costs as a percentage of revenue primarily related to the costs of a legal settlement on a retail store lease.
Interest expense for the three months ended April 30, 2008 increased to $13.0 million from $11.7 million in the comparable period of the prior year. This increase was primarily due to higher borrowing levels on our lines of credit to finance increased working capital needs and, to a lesser extent, higher interest rates on our variable-rate debt in Europe and the United States.
Our foreign currency loss amounted to $1.4 million for the three months ended April 30, 2008 compared to $1.1 million in the same period last year. This loss resulted primarily from the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
Our effective income tax rate for the three months ended April 30, 2008 was 30.0% compared to 22.6% for the three months ended April 30, 2007. The income tax rate for the three months ended April 30, 2008 was unfavorably impacted by limitations on our interest deductibility and changes in accrual amounts for certain tax contingencies now accounted for under the newly adopted FIN 48.
Our income from continuing operations for the three months ended April 30, 2008 was $38.7 million or $0.30 per share on a diluted basis, compared to income from continuing operations of $32.4 million, or $0.25 per share on a diluted basis, in the same period of the prior year. Adjusted EBITDA increased 24.9% to $86.2 million from $69.0 million for those same periods.
Six Months Ended April 30, 2008 Compared to Six Months Ended April 30, 2007
Our total net revenues for the six months ended April 30, 2008 increased 17% to $1,092.9 million from $931.2 million in the comparable period of the prior year. The effect of foreign currency exchange rates accounted for approximately $70.7 million of the increase in total net revenues.
Revenues in the Americas increased 11% to $482.6 million for the six months ended April 30, 2008 from $434.1 million in the comparable period of the prior year, while European revenues increased 23% to $484.8 million from $393.1 million and Asia/Pacific revenues increased 20% to $122.9 million from $102.1 million for those same periods. In the Americas, the increase in revenues came primarily from DC brand revenue and, to a lesser extent, Quiksilver brand revenues, slightly offset by a small decrease in Roxy brand revenues. Increases in DC brand revenues came primarily from growth in apparel and footwear product lines. Approximately $56.1 million of Europe’s revenue increase was attributable to the positive effects of foreign currency exchange rates. The currency adjusted increase in Europe came primarily from growth in our DC brand and, to a lesser extent, growth in our Roxy and Quiksilver brands. Increases in DC brand revenues came primarily from growth in footwear and apparel product lines while increases in Roxy came primarily from growth in the accessories product line and increases in Quiksilver came primarily from growth in the footwear product line. Approximately $14.6 million of Asia/Pacific’s revenue increase was attributable to the positive effects of foreign currency exchange rates. The currency adjusted increase in Asia/Pacific revenues came primarily from our DC brand, which was partially offset by slight decreases in our Quiksilver and Roxy brands.
Our consolidated gross profit margin for the six months ended April 30, 2008 increased to 49.8% from 47.7% in the comparable period of the prior year. The gross profit in the Americas segment increased to 43.0% from 42.0%, while our European segment gross profit margin increased to 56.0% from 53.8%, and our Asia/Pacific segment gross profit margin increased to 51.6% from 48.3% for those same periods. The increase in the Americas segment’s gross profit margin was due primarily to a higher percentage of sales through company owned retail stores where higher gross margins are generated, and improved sourcing. Our European segment’s gross profit margin increased primarily as a result of the foreign exchange effect of sourcing goods in U.S. dollars and improved sourcing. In our Asia/Pacific segment, our gross profit margin increase was primarily due to improved margins in Japan compared to the prior year.
Our SG&A for the six months ended April 30, 2008 increased 22% to $452.2 million from $371.4 million in the comparable period of the prior year. The effect of foreign currency exchange rates accounted for approximately $30.6 million of the increase in total SG&A. In the Americas segment, these expenses increased 22% to $184.3 million from $151.2 million in the comparable period of the prior year, while our European segment SG&A increased 29% to $186.1 million from $144.0 million, and our Asia/Pacific segment SG&A increased 23% to $60.1 million from $49.0 million for those same periods. As a percentage of revenues, SG&A increased to 41.4% for the six months ended April 30, 2008 from 39.9% for the six months ended April 30, 2007. In the Americas, SG&A as a percentage of revenues increased to 38.2% compared to 34.8% the year before. In Europe, SG&A as a percentage of revenues increased to 38.4% from 36.6% and in Asia/Pacific SG&A as a percentage of revenues increased to 48.9% from 48.0% for those same periods. The increase in SG&A costs as a percentage of revenue in our Americas segment was primarily caused by the cost of opening and operating additional retail stores, increased distribution costs and marketing costs. The increase in SG&A costs as a percentage of revenue in our European segment was primarily caused by the cost of opening and operating additional retail stores and increased distribution costs. In our Asia/Pacific segment, the increase in SG&A costs as a percentage of revenue primarily related to the costs of a legal settlement on a retail store lease and, to a lesser extent, the cost of opening and operating additional retail stores.
Interest expense for the six months ended April 30, 2008 increased to $24.0 million from $23.5 million in the comparable period of the prior year. This increase was primarily due to higher borrowing levels on our lines of credit to finance increased working capital needs and, to a lesser extent, higher interest rates on our variable-rate debt in Europe and the United States.
Our foreign currency loss amounted to $0.8 million for the six months ended April 30, 2008 compared to $1.4 million in the comparable period of the prior year. This current year loss resulted primarily from the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
Our effective income tax rate for the six months ended April 30, 2008 was 30.8% compared to 23.0% for the six months ended April 30, 2007. The income tax rate for the six months ended April 30, 2008 was unfavorably impacted by limitations on our interest deductibility and changes in accrual amounts for certain tax contingencies now accounted for under the newly adopted FIN 48.
Our income from continuing operations for the six months ended April 30, 2008 was $46.3 million, or $0.36 per share on a diluted basis, compared to $37.1 million, or $0.29 per share on a diluted basis, in the same period of the prior year. Adjusted EBITDA increased 23.2% to $125.9 million from $102.2 million for those same periods.
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
The net increase in cash and cash equivalents for the six months ended April 30, 2008 was $17.0 million compared to $27.6 million in the comparable period of the prior year. Cash and cash equivalents totaled $91.3 million at April 30, 2008 compared to $74.3 million at October 31, 2007, while working capital was $506.8 million at April 30, 2008 compared to $631.9 million at October 31, 2007. We intend to use the net proceeds from a sale of our Rossignol business to repay related indebtedness. Any Rossignol related debt in excess of the net proceeds of a sale will likely have to be refinanced. In that regard, we are currently evaluating potential financing alternatives and, depending upon the expected timing and sale price, we plan to seek some financing prior to closing a transaction. Potential sources of such funding could include our existing lenders (whether for short or longer term financing) or the broader capital markets. We believe that our cash flow from operations, together with our existing credit facilities or alternative sources of financing such as those referred to above, will be adequate to fund our capital requirements for at least the next twelve months. The availability and cost of new financing is subject to certain risks and could be adversely affected by credit market conditions.
For the six months ended April 30, 2008, we recorded approximately $7.7 million of interest expense in our discontinued operations related to the financing of our Rossignol business. Any Rossignol related debt in excess of the sales proceeds of Rossignol will be retained by us subsequent to a Rossignol disposition. As such, our continuing operations debt levels and interest expense may be somewhat higher in the future, depending on the timing and net proceeds received from the sale of Rossignol.
During the three months ended April 30, 2008 we reclassified a 50 million euro term loan of Rossignol to short term as it is expected to be out of compliance with certain profitability covenants to be measured on October 31, 2008. We expect to repay this term loan with the proceeds from a Rossignol sale transaction, or refinance this obligation.
Cash Flows
We generated $81.0 million of cash from operating activities of continuing operations in the six months ended April 30, 2008 compared to $44.8 million for the same period of the prior year. This $36.2 million increase in cash provided was due to improvements in working capital of $24.6 million plus the effect of our net loss and other non-cash charges which amounted to $11.6 million.
Capital expenditures of continuing operations totaled $45.4 million for the six months ended April 30, 2008, compared to $35.8 million in the comparable period of the prior year. These investments included company-owned retail stores and ongoing investments in computer and warehouse equipment. We also used $30.0 million of cash for acquisitions for the six months ended April 30, 2008, of which $19.2 million relates to a payment to the former owners of DC Shoes, Inc., and the remaining $10.8 million relates primarily to certain store acquisitions.
During the six months ended April 30, 2008, net cash provided by financing activities of continuing operations totaled $56.3 million, compared to $73.4 million provided by financing activities of continuing operations in the comparable period of the prior year. Borrowings decreased as we generated increased cash from our operating activities.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 1% to $473.0 million at April 30, 2008 from $478.0 million at October 31, 2007. Accounts receivable in our Americas segment decreased 12% to $199.9 million at April 30, 2008 from $228.4 million at October 31, 2007, European segment accounts receivable increased 28% to $228.8 million from $178.1 million and Asia/Pacific segment accounts receivable decreased 38% to $44.3 million from $71.6 million. Compared to April 30, 2007, accounts receivable increased 12% in the Americas segment and 16% in our European segment, and decreased 4% in the Asia/Pacific segment. Changes in foreign currency exchange rates accounted for approximately $23.0 million of the increase in accounts receivable compared to April 30, 2007. Adjusted for currency, the remaining increase in accounts receivable compared to April 30, 2007 across all three segments primarily relates to higher revenues and the timing of shipments. Included in accounts receivable at April 30, 2008 are approximately $32.4 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to more accurately compute days sales outstanding. Overall days sales outstanding decreased by approximately one day at April 30, 2008 compared to April 30, 2007.
Consolidated inventories increased 3% to $304.1 million at April 30, 2008 from $296.2 million at October 31, 2007. Inventories in the Americas segment increased 6% to $149.7 million from $141.4 million at October 31, 2007, European segment inventories increased 1% to $99.5 million from $98.9 million, and

Asia/Pacific segment inventories decreased 2% to $54.8 million from $55.8 million for those same periods. Compared to April 30, 2007, inventories increased 7% in the Americas segment, increased 27% in our European segment, and decreased 3% in the Asia/Pacific segment. Changes in foreign currency exchange rates accounted for approximately $18.3 million of the increase in inventories compared to April 30, 2007. Consolidated average annual inventory turnover was approximately 3.5 at April 30, 2008 which is consistent with the comparable period of the prior year.
Commitments
During the three months ending July 31, 2008, we expect to pay approximately $7.8 million to purchase a controlling interest in our Brazilian joint venture, of which 50% will be paid in cash and 50% in shares of our common stock.
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
Accounts Receivable
It is not uncommon for some of our customers to have financial difficulties from time to time. This is normal given the wide variety of our account base, which includes small surf shops, medium-sized retail chains and some large department store chains. Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collection issues that have been identified. We also maintain credit insurance for a majority of our European wintersports equipment receivables (classified in discontinued operations) that protects against the risk of customer default. Historically, our losses have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our customers could have an adverse impact on our profits.
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
As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into various foreign exchange contracts, generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, we record changes in the fair value of these contracts in other comprehensive income. We also use other derivatives that do not qualify for hedge accounting to mitigate our exposure to currency risks. These derivatives are marked to fair value with corresponding gains or losses recorded in earnings.
New Accounting Pronouncements
See Note 2 to Condensed Consolidated Financial Statements— New Accounting Pronouncements for a discussion of pronouncements that may affect our future financial reporting.
Forward-Looking Statements
All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “likely,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:
•	our ability to dispose of our Rossignol business, or the ability to do so at a favorable price;
•	our ability to achieve the financial results that we anticipate;
•	the impact of our substantial leverage on our ability to generate cash flows or obtain future financing and the cost of such financing;

•	our plans to expand internationally;
•	our intention to introduce new products and enter into new joint ventures;
•	our plans to open new retail stores;
•	payments due on contractual commitments;
•	future expenditures for capital projects;
•	our ability to continue to maintain our brand image and reputation;
•	our ability to remain compliant with our debt covenants;
•	integration of acquired businesses and future acquisitions;
•	our ability to realize the expected benefits from certain asset dispositions;
•	general economic and business conditions;
•	foreign exchange rate fluctuations; and
•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
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
European revenues increased 8% in euros during the six months ended April 30, 2008 compared to the six months ended April 30, 2007. As measured in U.S. dollars and reported in our consolidated statements of operations, European revenues increased 23% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year.
Asia/Pacific revenues increased 5% in Australian dollars during the six months ended April 30, 2008 compared to the six months ended April 30, 2007. As measured in U.S. dollars and reported in our consolidated statements of operations, Asia/Pacific revenues increased 20% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2008.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table details the repurchases of our common stock that we made during the three months ended April 30, 2008:

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plan	Plan
February 1 — February 29	343,334 (1)	$0.01	—	—
March 1 — March 31	—	—	—	—
April 1 — April 30	—	—	—	—

(1)	In February 2008, we repurchased and cancelled 343,334 unvested shares of restricted common stock from certain terminating employees, for a price per share of $0.01 (i.e., the par value of such shares of restricted common stock), in accordance with the terms of our 2006 Restricted Stock Plan and 2000 Stock Incentive Plan, as applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on March 28, 2008. A total of 107,820,248 shares of our common stock were present or represented by proxy at the meeting, representing more than 85% of our shares outstanding as of the January 31, 2008 record date. The matters submitted for a vote and the related results are as follows:
Election of eight nominees to serve as directors until the next annual meeting and until their respective successors are elected and qualified. The result of the vote taken was as follows:

	Votes For	Votes Withheld

Douglas K. Ammerman	91,012,275	16,807,973
William M. Barnum, Jr.	64,248,552	43,571,696
Charles E. Crowe	105,164,648	2,655,600
Charles S. Exon	106,750,967	1,069,281
Michael H. Gray	105,005,826	2,814,422
Timothy M. Harmon	105,831,419	1,988,829
Robert B. McKnight, Jr.	106,738,020	1,082,228
Heidi J. Ueberroth	63,913,013	43,907,235
Item 5. Other Information
On March 14, 2008, Pilot SAS (one of our indirect wholly owned subsidiaries) entered into a Credit Facility Agreement with BNP Paribas, Credit Lyonnais and Societe Generale (as the Banks), BNP Paribas (as the Security Agent) and Societe Generale (as the Credit Agent). Under the Credit Facility Agreement, Pilot SAS received a 70.0 million Euro credit facility to replace several uncommitted bilateral credit facilities dedicated to the financing of our Rossignol subsidiaries in Europe. This Credit Facility Agreement expires on September 14, 2008, but may be renewed at the option of the Banks for an additional six month period. Any drawings on the Credit Facility Agreement bear interest at a rate of Euribor plus 0.8%, which was 5.2% as of April 30, 2008, plus an additional 0.2% commission payment to the Banks for the aggregate amount of the credit facility. The Credit Facility Agreement is unsecured, but guaranteed by Quiksilver, Inc. The Credit Facility Agreement is subject to termination, and acceleration of all outstanding amounts, in the event of a sale of at least 50% of Skis Expansion SAS or other specific subsidiaries of our Rossignol Group, and upon other breaches of customary representations and warranties.

Item 6. Exhibits
Exhibits
2.1	Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated March 8, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

2.2	First Amendment to the Stock Purchase Agreement between the Company and the Sellers of DC Shoes, Inc. dated May 3, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on May 18, 2004).

2.3	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, the Company and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.4	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, the Company and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Separation and Transition Agreement between Bernard Mariette and Quiksilver, Inc. dated February 11, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 13, 2008). (1)

10.2	Sixth Amendment to Amended and Restated Credit Agreement dated February 14, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on March 11, 2008).

10.3	English Translation of the Credit Facility Agreement dated March 14, 2008 by and among Pilot SAS, the Banks named therein, BNP Paribas as the Security Agent and Societe Generale as the Credit Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

(1)	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
June 9, 2008	/s/ Brad L. Holman
Brad L. Holman
Vice President of Accounting and Financial Reporting (Principal Accounting Officer and Authorized Signatory)