Form 10-Q
period 2008-07-31
QUIKSILVER INC
filed 2008-09-09
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
September 4, 2008 was 127,797,766

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended July 31,
In thousands, except per share amounts	2008	2007
Revenues, net	$564,876	$528,591
Cost of goods sold	280,047	276,512

Gross profit	284,829	252,079

Selling, general and administrative expense	232,094	194,323

Operating income	52,735	57,756

Interest expense	11,801	11,881
Foreign currency (gain) loss	(1,231)	310
Minority interest and other expense	415	80

Income before provision for income taxes	41,750	45,485

Provision for income taxes	8,677	9,783

Income from continuing operations	33,073	35,702
Loss from discontinued operations, net of tax	(30,219)	(43,569)

Net income (loss)	$2,854	$(7,867)

Income per share from continuing operations	$0.26	$0.29

Loss per share from discontinued operations	$(0.24)	$(0.35)

Net income (loss) per share	$0.02	$(0.06)

Income per share from continuing operations, assuming dilution	$0.25	$0.28

Loss per share from discontinued operations, assuming dilution	$(0.23)	$(0.34)

Net income (loss) per share, assuming dilution	$0.02	$(0.06)

Weighted average common shares outstanding	126,220	124,013

Weighted average common shares outstanding, assuming dilution	130,021	129,163

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended July 31,
In thousands	2008	2007
Net income (loss)	$2,854	$(7,867)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,669)	5,541
Net unrealized gain on derivative instruments, net of tax of $1,640 (2008) and $1,277 (2007)	3,281	2,308

Comprehensive income (loss)	$3,466	$(18)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended July 31,
In thousands, except per share amounts	2008	2007
Revenues, net	$1,657,737	$1,459,804
Cost of goods sold	829,042	763,263

Gross profit	828,695	696,541

Selling, general and administrative expense	684,304	565,687
Asset impairment	350	—

Operating income	144,041	130,854

Interest expense	35,845	35,420
Foreign currency (gain) loss	(463)	1,732
Minority interest and other expense	18	39

Income before provision for income taxes	108,641	93,663

Provision for income taxes	29,273	20,870

Income from continuing operations	79,368	72,793
Loss from discontinued operations, net of tax	(304,678)	(82,985)

Net loss	$(225,310)	$(10,192)

Income per share from continuing operations	$0.63	$0.59

Loss per share from discontinued operations	$(2.43)	$(0.67)

Net loss per share	$(1.80)	$(0.08)

Income per share from continuing operations, assuming dilution	$0.61	$0.56

Loss per share from discontinued operations, assuming dilution	$(2.35)	$(0.64)

Net loss per share, assuming dilution	$(1.74)	$(0.08)

Weighted average common shares outstanding	125,511	123,579

Weighted average common shares outstanding, assuming dilution	129,765	128,966

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Nine months ended July 31,
In thousands	2008	2007
Net loss	$(225,310)	$(10,192)
Other comprehensive income (loss):
Foreign currency translation adjustment	34,811	62,365
Net unrealized gain (loss) on derivative instruments, net of tax of $667 (2008) and $(4,233) (2007)	246	(8,983)

Comprehensive (loss) income	$(190,253)	$43,190

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
In thousands, except share amounts	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$99,491	$74,348
Trade accounts receivable, less allowances of $27,458 (2008) and $21,100 (2007)	491,369	478,049
Other receivables	18,893	37,328
Inventories	358,646	296,167
Deferred income taxes	100,777	43,776
Prepaid expenses and other current assets	29,221	20,722
Current assets held for sale	358,832	562,872

Total current assets	1,457,229	1,513,262

Fixed assets, less accumulated depreciation and amortization of $232,773 (2008) and $189,292 (2007)	258,920	221,367
Intangible assets, net	146,862	142,420
Goodwill	417,486	398,899
Other assets	44,892	42,232
Deferred income taxes long-term	14,007	20,536
Non-current assets held for sale	—	323,348

Total assets	$2,339,396	$2,662,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$274,685	$124,634
Accounts payable	251,623	192,923
Accrued liabilities	129,803	157,084
Current portion of long-term debt	35,584	33,903
Income taxes payable	13,447	8,850
Current liabilities related to assets held for sale	144,882	364,011

Total current liabilities	850,024	881,405

Long-term debt, net of current portion	744,127	698,909
Other long-term liabilities	37,164	11,313
Non-current liabilities related to assets held for sale	7,736	183,824

Total liabilities	1,639,051	1,775,451

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 185,000,000; issued shares - 130,579,766 (2008) and 128,340,538 (2007)	1,306	1,283
Additional paid-in capital	331,269	306,051
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	191,374	437,940
Accumulated other comprehensive income	183,174	148,117

Total stockholders’ equity	700,345	886,613

Total liabilities and stockholders’ equity	$2,339,396	$2,662,064

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended July 31,
In thousands	2008	2007
Cash flows from operating activities:
Net loss	$(225,310)	$(10,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	304,678	82,985
Depreciation and amortization	42,935	34,027
Stock-based compensation and tax benefit on option exercises	6,457	10,697
Provision for doubtful accounts	8,023	5,555
Loss on disposal of fixed assets	251	432
Foreign currency loss	738	968
Asset impairments	350	—
Minority interest and equity in earnings	1,172	98
Changes in operating assets and liabilities, net of the effect from business acquisitions:
Trade accounts receivable	2,499	(37,148)
Other receivables	20,289	(9,131)
Inventories	(46,326)	(48,401)
Prepaid expenses and other current assets	(5,694)	(1,969)
Other assets	(861)	(2,230)
Accounts payable	41,084	59,060
Accrued liabilities and other long-term liabilities	(4,771)	18,292
Income taxes payable	4,410	14,961

Cash provided by operating activities of continuing operations	149,924	118,004
Cash (used in) provided by operating activities of discontinued operations	(20,166)	5,234

Net cash provided by operating activities	129,758	123,238

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	2,734	5,754
Capital expenditures	(66,318)	(54,003)
Business acquisitions, net of cash acquired	(31,127)	(34,242)

Cash used in investing activities of continuing operations	(94,711)	(82,491)
Cash provided by (used in) investing activities of discontinued operations	107,942	(18,952)

Net cash provided by (used in) investing activities	13,231	(101,443)

Cash flows from financing activities:
Borrowings on lines of credit	161,752	40,641
Payments on lines of credit	(22,159)	(17,247)
Borrowings on long-term debt	217,559	97,925
Payments on long-term debt	(189,337)	(86,169)
Stock option exercises, employee stock purchases and tax benefit on option exercises	11,331	12,415

Cash provided by financing activities of continuing operations	179,146	47,565
Cash used in financing activities of discontinued operations	(293,456)	(26,653)

Net cash (used in) provided by financing activities	(114,310)	20,912

Effect of exchange rate changes on cash	(3,536)	(3,534)

Net increase in cash and cash equivalents	25,143	39,173
Cash and cash equivalents, beginning of period	74,348	36,834

Cash and cash equivalents, end of period	$99,491	$76,007

Supplementary cash flow information:
Cash paid during the period for:
Interest	$28,936	$26,248

Income taxes	$23,867	$4,480

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

Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 2008 and 2007. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2007 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

In August 2008, the Company received a binding offer for its Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange, and expects to complete this transaction in the fall of 2008. The Company classified its Rossignol business, including both wintersports equipment and related apparel, as discontinued operations. The Rossignol business assets and related liabilities are classified as held for sale, and the operations are classified as discontinued, for all periods presented.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the Company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on November 1, 2007. See Note 12 for a description of the impact of this standard on the Company’s financial statements.

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company will adopt this standard at the beginning of its fiscal year ending October 31, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal 2010 except for certain tax treatment of previous acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS No. 160”), which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this standard at the beginning of its fiscal year ending October 31, 2010. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company plans to adopt this standard at the beginning of its fiscal quarter ending April 30, 2009. The adoption of this accounting pronouncement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment.” The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the nine months ended July 31, 2008 and 2007, options were valued assuming a risk-free interest rate of 3.0% and 4.8%, respectively, volatility of 40.7% and 43.1%, respectively, zero dividend yield, and an expected life of 5.7 and 5.6 years, respectively. The weighted average fair value of options granted was $3.85 and $7.16 for the nine months ended July 31, 2008 and 2007, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of July 31, 2008, the Company had approximately $7.4 million of unrecognized stock-based compensation expense expected to be recognized over a weighted average period of approximately 1.5 years. Stock-based compensation expense was included as selling, general and administrative expense for the period.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in shares under option for the nine months ended July 31, 2008 are as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
Dollar amounts in thousands, except per share amounts	Shares	Price	Life	Value
Outstanding, October 31, 2007	17,311,049	$9.30
Granted	1,280,000	9.02
Exercised	(1,703,538)	3.55		$9,675
Canceled	(158,504)	13.15

Outstanding, July 31, 2008	16,729,007	$9.83	5.6	$15,652

Options exercisable, July 31, 2008	13,055,561	$9.05	4.9	$15,652

Changes in non-vested shares under option for the nine months ended July 31, 2008 are as follows:

		Weighted- Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2007	4,915,536	$6.71
Granted	1,280,000	3.85
Vested	(2,464,921)	6.42
Canceled	(57,169)	6.24

Non-vested, July 31, 2008	3,673,446	$5.92

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plans. Shares issued under these plans generally vest from three to five years and may have certain performance based acceleration features which allow for earlier vesting.
Changes in restricted stock for the nine months ended July 31, 2008 are as follows:

Shares
Outstanding, October 31, 2007	842,000
Granted	330,000
Vested	(9,996)
Forfeited	(351,668)

Outstanding, July 31, 2008	810,336

Compensation expense is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of July 31, 2008, there had been no acceleration of the amortization period. As of July 31, 2008, the Company had approximately $8.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.9 years.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Inventories

Inventories consist of the following:

	July 31,	October 31,
In thousands	2008	2007
Raw materials	$9,743	$10,158
Work in-process	6,421	5,164
Finished goods	342,482	280,845

	$358,646	$296,167

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	July 31, 2008			October 31, 2007
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$19,575	$(5,471)	$14,104	$15,220	$(4,350)	$10,870
Amortizable licenses	12,731	(7,214)	5,517	12,354	(6,074)	6,280
Other amortizable intangibles	8,352	(3,927)	4,425	6,482	(3,556)	2,926
Non-amortizable trademarks	122,816	—	122,816	122,344	—	122,344

	$163,474	$(16,612)	$146,862	$156,400	$(13,980)	$142,420

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the nine months ended July 31, 2008 and 2007 was $2.1 million and $1.9 million, respectively. Annual amortization expense is estimated to be approximately $2.9 million in the fiscal year ending October 31, 2008, approximately $3.2 million in the fiscal years ending October 31, 2009 through 2010, and $3.1 million in the fiscal years ending October 31, 2011 through 2012.
Goodwill related to the Company’s operating segments is as follows:

	July 31,	October 31,
In thousands	2008	2007
Americas	$77,957	$73,709
Europe	188,408	179,012
Asia/Pacific	151,121	146,178

	$417,486	$398,899

Goodwill increased $18.6 million during the nine months ended July 31, 2008. This increase was primarily related to the effect of changes in foreign currency exchange rates.

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

The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of income taxes, are as follows:

	July 31,	October 31,
In thousands	2008	2007
Foreign currency translation adjustment	$206,734	$171,923
Loss on cash flow hedges and interest rate swaps	(23,560)	(23,806)

	$183,174	$148,117

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. All prior segment information has been adjusted to reflect our current operating segment presentation and the removal of the wintersports equipment segment, which is included in discontinued operations. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues from continuing operations for the nine months ended July 31, 2008 and 2007.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating segments is as follows:

	Three Months Ended July 31,
In thousands	2008	2007
Revenues, net:
Americas	$271,941	$281,891
Europe	231,987	185,616
Asia/Pacific	59,634	59,897
Corporate operations	1,314	1,187

	$564,876	$528,591

Gross profit:
Americas	$112,552	$117,951
Europe	138,439	103,770
Asia/Pacific	33,094	29,263
Corporate operations	744	1,095

	$284,829	$252,079

Operating income (loss):
Americas	$23,191	$39,611
Europe	40,937	27,333
Asia/Pacific	4,514	4,936
Corporate operations	(15,907)	(14,124)

	$52,735	$57,756

	Nine Months Ended July 31,
In thousands	2008	2007
Revenues, net:
Americas	$754,491	$715,965
Europe	716,770	578,692
Asia/Pacific	182,494	161,984
Corporate operations	3,982	3,163

	$1,657,737	$1,459,804

Gross profit:
Americas	$320,087	$300,087
Europe	409,866	315,210
Asia/Pacific	96,519	78,591
Corporate operations	2,223	2,653

	$828,695	$696,541

Operating income (loss):
Americas	$46,069	$70,540
Europe	126,227	94,799
Asia/Pacific	7,858	5,244
Corporate operations	(36,113)	(39,729)

	$144,041	$130,854

Identifiable assets:
Americas	$785,878	$861,174
Europe	1,116,851	1,342,067
Asia/Pacific	365,954	339,132
Corporate operations	70,713	64,671

	$2,339,396	$2,607,044

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to its variable rate debt. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses various foreign currency exchange contracts and intercompany loans. In addition, interest rate swaps are used periodically on a limited basis to manage the Company’s exposure to the risk of fluctuations in interest rates.

Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $1.7 million was recognized related to these types of contracts during the nine months ended July 31, 2008, all of which are classified in discontinued operations. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of July 31, 2008, the Company was hedging forecasted transactions expected to occur through August 2010. Assuming exchange rates at July 31, 2008 remain constant, $23.6 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 25 months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. During the nine months ended July 31, 2008, the Company reclassified into earnings a net loss of $16.0 million resulting from the expiration, sale, termination, or exercise of derivative contracts.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of derivative contracts at July 31, 2008 is as follows:

	Notional		Fair
In thousands	Amount	Maturity	Value
United States dollar	$366,389	Aug 2008 - Aug 2010	$(37,478)
British pound	12,871	Aug 2008 - Oct 2008	(47)
Canadian dollar	13,803	Sep 2008 - Dec 2008	4
Japanese yen	7,535	Sep 2008 - Dec 2008	184
Romanian new lei	965	Aug 2008	—
Euro interest rate swap	16,360	Aug 2008 - Sep 2009	(35)

	$417,923		$(37,372)

9.	Litigation, Indemnities and Guarantees

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

10.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of July 31, 2008 and October 31, 2007 and for the nine months ended July 31, 2008 and 2007. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Due to the seasonality of the Company’s quarterly operations, management has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2008, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended July 31, 2008

		Wholly-owned	Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$(8)	$668,933	$1,024,234	$(35,422)	$1,657,737
Cost of goods sold	—	389,280	451,846	(12,084)	829,042

Gross profit	(8)	279,653	572,388	(23,338)	828,695

Selling, general and administrative expense	43,410	256,474	410,620	(26,200)	684,304
Asset impairment	—	350	—	—	350

Operating (loss) income	(43,418)	22,829	161,768	2,862	144,041
Interest expense	35,736	2	107	—	35,845
Foreign currency loss (gain)	554	(170)	(847)	—	(463)
Minority interest and other (income) expense	—	(257)	275	—	18

(Loss) income before (benefit) provision for income taxes	(79,708)	23,254	162,233	2,862	108,641
(Benefit) provision for income taxes	(21,477)	6,266	44,484	—	29,273

(Loss) income from continuing operations	(58,231)	16,988	117,749	2,862	79,368
Loss from discontinued operations	(819)	(28,507)	(271,333)	(4,019)	(304,678)

Net loss	$(59,050)	$(11,519)	$(153,584)	$(1,157)	$(225,310)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended July 31, 2007

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$38	$644,340	$846,242	$(30,816)	$1,459,804
Cost of goods sold	—	379,508	395,121	(11,366)	763,263

Gross profit	38	264,832	451,121	(19,450)	696,541

Selling, general and administrative expense	38,224	217,929	328,661	(19,127)	565,687

Operating (loss) income	(38,186)	46,903	122,460	(323)	130,854
Interest expense	32,062	2,284	1,074	—	35,420
Foreign currency loss	1,047	93	592	—	1,732
Minority interest and other (income) expense	—	(2)	41	—	39

(Loss) income before (benefit) provision for income taxes	(71,295)	44,528	120,753	(323)	93,663
(Benefit) provision for income taxes	(15,885)	9,921	26,834	—	20,870

(Loss) income from continuing operations	(55,410)	34,607	93,919	(323)	72,793
Loss from discontinued operations	(1,873)	(24,827)	(55,802)	(483)	(82,985)

Net (loss) income	$(57,283)	$9,780	$38,117	$(806)	$(10,192)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At July 31, 2008

		Wholly-owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(523)	$1,652	$98,362	$—	$99,491
Trade accounts receivable, net	—	196,837	294,532	—	491,369
Other receivables	1,643	17,338	(88)	—	18,893
Inventories	—	135,939	224,324	(1,617)	358,646
Deferred income taxes	—	35,308	65,469	—	100,777
Prepaid expenses and other current assets	2,006	11,480	15,735	—	29,221
Current assets held for sale	—	52,666	306,166	—	358,832

Total current assets	3,126	451,220	1,004,500	(1,617)	1,457,229

Fixed assets, net	5,417	98,492	155,011	—	258,920
Intangible assets, net	2,674	51,159	93,029	—	146,862
Goodwill	—	121,098	296,388	—	417,486
Other assets	10,015	3,771	31,106	—	44,892
Deferred income taxes long-term	—	7,774	6,233	—	14,007
Investment in subsidiaries	505,058	—	—	(505,058)	—

Total assets	$526,290	$733,514	$1,586,267	$(506,675)	$2,339,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$274,685	$—	$274,685
Accounts payable	2,400	97,543	151,680	—	251,623
Accrued liabilities	26,742	14,747	88,314	—	129,803
Current portion of long-term debt	—	1,052	34,532	—	35,584
Income taxes payable	—	(11,297)	24,744	—	13,447
Intercompany balances	172,938	(22,396)	(150,542)	—	—
Current liabilities of assets held for sale	—	24,788	120,094	—	144,882

Total current liabilities	202,080	104,437	543,507	—	850,024
Long-term debt, net of current portion	400,000	106,769	237,358	—	744,127
Other long-term liabilities	—	35,481	1,683	—	37,164
Non-current liabilities of assets held for sale	—	—	7,736	—	7,736

Total liabilities	602,080	246,687	790,284	—	1,639,051
Stockholders’/invested equity	(75,790)	486,827	795,983	(506,675)	700,345

Total liabilities and stockholders’ equity	$526,290	$733,514	$1,586,267	$(506,675)	$2,339,396

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At October 31, 2007

		Wholly-
		owned	Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12	$13,254	$61,082	$—	$74,348
Trade accounts receivable, net	—	199,606	278,443	—	478,049
Other receivables	775	13,035	23,518	—	37,328
Inventories	—	129,568	167,895	(1,296)	296,167
Deferred income taxes	—	17,192	26,584	—	43,776
Prepaid expenses and other current assets	1,596	7,358	11,768	—	20,722
Current assets held for sale	—	126,823	437,070	(1,021)	562,872

Total current assets	2,383	506,836	1,006,360	(2,317)	1,513,262

Fixed assets, net	6,959	97,856	116,552	—	221,367
Intangible assets, net	2,626	47,282	92,512	—	142,420
Goodwill	—	116,627	282,272	—	398,899
Other assets	10,120	5,941	26,171	—	42,232
Deferred income taxes long-term	—	7,352	13,184	—	20,536
Investment in subsidiaries	569,492	—	—	(569,492)	—
Non-current assets held for sale	—	75,652	247,696	—	323,348

Total assets	$591,580	$857,546	$1,784,747	$(571,809)	$2,662,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$124,634	$—	$124,634
Accounts payable	2,086	73,773	117,064	—	192,923
Accrued liabilities	20,287	38,503	98,294	—	157,084
Current portion of long-term debt	—	—	33,903	—	33,903
Income taxes payable	—	5,769	3,081	—	8,850
Intercompany balances	178,353	(82,412)	(95,941)	—	—
Current liabilities of assets held for sale	—	111,845	252,166	—	364,011

Total current liabilities	200,726	147,478	533,201	—	881,405
Long-term debt	400,000	129,700	169,209	—	698,909
Other long-term liabilities	—	10,268	1,045	—	11,313
Non-current liabilities of assets held for sale	—	60,444	123,380	—	183,824

Total liabilities	600,726	347,890	826,835	—	1,775,451
Stockholders’/invested equity	(9,146)	509,656	957,912	(571,809)	886,613

Total liabilities and stockholders’ equity	$591,580	$857,546	$1,784,747	$(571,809)	$2,662,064

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net loss	$(59,050)	$(11,519)	$(154,741)	$(225,310)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	819	28,507	275,352	304,678
Depreciation and amortization	1,689	19,123	22,123	42,935
Stock-based compensation	6,457	—	—	6,457
Provision for doubtful accounts	—	3,243	4,780	8,023
Asset impairments	—	350	—	350
Other adjustments to reconcile net loss	188	370	1,603	2,161
Changes in operating assets and liabilities:
Trade accounts receivables	—	(473)	2,972	2,499
Inventories	—	(6,375)	(39,951)	(46,326)
Other operating assets and liabilities	7,959	1,773	44,725	54,457

Cash (used in) provided by operating activities of continuing operations	(41,938)	34,999	156,863	149,924
Cash provided by (used in) operating activities of discontinued operations	4,395	(16,068)	(8,493)	(20,166)

Net cash (used in) provided by operating activities	(37,543)	18,931	148,370	129,758
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	1,930	147	657	2,734
Capital expenditures	(824)	(25,166)	(40,328)	(66,318)
Business acquisitions, net of cash acquired	—	(24,174)	(6,953)	(31,127)

Cash provided by (used in) investing activities of continuing operations	1,106	(49,193)	(46,624)	(94,711)
Cash provided by investing activities of discontinued operations	—	94,968	12,974	107,942

Net cash provided by (used in) investing activities	1,106	45,775	(33,650)	13,231
Cash flows from financing activities:
Borrowings on lines of credit	—	—	161,752	161,752
Payments on lines of credit	—	—	(22,159)	(22,159)
Borrowings on long-term debt	—	131,199	86,360	217,559
Payments on long-term debt	—	(154,924)	(34,413)	(189,337)
Stock option exercises, employee stock purchases and tax benefit on option exercises	11,331	—	—	11,331
Intercompany	24,571	(17,583)	(6,988)	—

Cash provided by (used in) financing activities of continuing operations	35,902	(41,308)	184,552	179,146
Cash used in financing activities of discontinued operations	—	(35,000)	(258,456)	(293,456)

Net cash provided by (used in) financing activities	35,902	(76,308)	(73,904)	(114,310)
Effect of exchange rate changes on cash	—	—	(3,536)	(3,536)

Net (decrease) increase in cash and cash equivalents	(535)	(11,602)	37,280	25,143
Cash and cash equivalents, beginning of period	12	13,254	61,082	74,348

Cash and cash equivalents, end of period	$(523)	$1,652	$98,362	$99,491

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2007

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(57,283)	$9,780	$37,311	$(10,192)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	1,873	24,827	56,285	82,985
Depreciation and amortization	447	14,121	19,459	34,027
Stock-based compensation	10,697	—	—	10,697
Provision for doubtful accounts	—	2,408	3,147	5,555
Other adjustments to reconcile net (loss) income	431	(255)	1,322	1,498
Changes in operating assets and liabilities:
Trade accounts receivables	—	(28,619)	(8,529)	(37,148)
Inventories	—	(10,488)	(37,913)	(48,401)
Other operating assets and liabilities	10,503	945	67,535	78,983

Cash (used in) provided by operating activities of continuing operations	(33,332)	12,719	138,617	118,004
Cash provided by (used in) operating activities of discontinued operations	3,604	(8,768)	10,398	5,234

Net cash (used in) provided by operating activities	(29,728)	3,951	149,015	123,238
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	4,463	1,291	5,754
Capital expenditures	(1,058)	(25,740)	(27,205)	(54,003)
Business acquisitions, net of cash acquired	(752)	(20,138)	(13,352)	(34,242)

Cash used in investing activities of continuing operations	(1,810)	(41,415)	(39,266)	(82,491)
Cash used in investing activities of discontinued operations	—	(2,103)	(16,849)	(18,952)

Net cash used in investing activities	(1,810)	(43,518)	(56,115)	(101,443)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	40,641	40,641
Payments on lines of credit	—	—	(17,247)	(17,247)
Borrowings on long-term debt	—	89,500	8,425	97,925
Payments on long-term debt	—	(61,005)	(25,164)	(86,169)
Stock option exercises, employee stock purchases and tax benefit on option exercises	12,415	—	—	12,415
Intercompany	18,081	27,884	(45,965)	—

Cash provided by (used in) financing activities of continuing operations	30,496	56,379	(39,310)	47,565
Cash used in financing activities of discontinued operations	—	(12,119)	(14,534)	(26,653)

Net cash provided by (used in) financing activities	30,496	44,260	(53,844)	20,912
Effect of exchange rate changes on cash	—	—	(3,534)	(3,534)

Net (decrease) increase in cash and cash equivalents	(1,042)	4,693	35,522	39,173
Cash and cash equivalents, beginning of period	8	3,392	33,434	36,834

Cash and cash equivalents, end of period	$(1,034)	$8,085	$68,956	$76,007

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Discontinued Operations

In August 2008, the Company received a binding offer for its Rossignol business for a purchase price of 100.0 million euros, comprised of 75.0 million euros in cash and a 25.0 million euro seller’s note. The purchase price will be adjusted for certain items including a working capital adjustment and an anticipated fair value adjustment to the seller’s note. The closing of this transaction is subject to financing and other conditions, and is expected to close in the fall of 2008 after receipt of the required regulatory approvals and the completion of required employee consultation procedures, primarily in France. The business to be sold includes the related brands of Rossignol, Dynastar, Look and Lange. During the three months ended April 30, 2008, the Company had classified its Rossignol business, including both wintersports equipment and related apparel, as discontinued operations. During this same period, the Company reassessed the carrying value of Rossignol under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of the Rossignol business was estimated using a combination of current market indications of value, a discounted cash flow and a market-based multiple approach. As a result, the Company recorded an impairment of Rossignol’s long-term assets of approximately $240.2 million, before taxes, during the three months ended April 30, 2008. This impairment included approximately $129.7 million in fixed assets, $88.2 million in trademark and other intangible assets, $18.3 million in goodwill and $4.0 million in other long-term assets. During the three months ended July 31, 2008, the Company performed the same assessment and recorded additional impairments of approximately $6.9 million, primarily consisting of fixed assets. Upon closing of the announced transaction, the Company expects to record additional losses as the value of the net assets to be sold is expected to exceed net sales proceeds. The actual losses to be incurred upon closing are currently estimated to be between $150 million and $200 million, net of expected tax benefits.

In October 2007, the Company entered into an agreement to sell its golf equipment business which includes Roger Cleveland Golf Company, Inc. and certain other related international subsidiaries for approximately $132.5 million. Majority ownership in this business was originally acquired in fiscal 2005 as part of the Rossignol acquisition. The Company acquired the remaining 36.37% minority interest in Roger Cleveland Golf Company, Inc. in September 2007. The golf equipment business assets are classified as held for sale and the operations of the golf equipment business are classified as discontinued operations for all periods presented. The Company closed this transaction during December 2007. The Company used the net proceeds from this sale to repay indebtedness.

The operating results of discontinued operations for both wintersports and golf equipment included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended
	July 31,
In thousands	2008	2007
Revenues, net	$28,636	$84,165

Loss before income taxes	(33,783)	(55,055)
Benefit for income taxes	(3,564)	(11,486)

Loss from discontinued operations	$(30,219)	$(43,569)

	Nine Months Ended
	July 31,
	2008	2007
Revenues, net	$185,797	$309,275

Loss before income taxes	(368,667)	(106,931)
Benefit for income taxes	(63,989)	(23,946)

Loss from discontinued operations	$(304,678)	$(82,985)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset impairments of $6.9 million and $247.1 million are included in loss before income taxes for the three and nine months ended July 31, 2008, respectively. The net tax benefit related to the asset impairment and the Company’s classification of Rossignol and Cleveland Golf as discontinued operations is approximately $2.6 million and $42.5 million during the three and nine month periods ended July 31, 2008, respectively, and is included as a component of the benefit for income taxes.

The components of assets and liabilities held for sale are as follows:

July 31,
In thousands	2008
Current assets:
Receivables, net	$106,125
Inventories	207,501
Other current assets	45,206

$358,832

Current liabilities:
Lines of credit and current debt	$18,826
Accounts payable	74,612
Other current liabilities	51,444

$144,882

Non-current liabilities:
Other non-current liabilities	$7,736

During the three months ended April 30, 2008 the Company reclassified a 50.0 million euro term loan of Rossignol to short term as it was expected to be out of compliance with certain profitability covenants to be measured on October 31, 2008. During the three months ended July 31, 2008 the Company transferred the ownership of this debt to a non-Rossignol subsidiary of the Company and obtained an amendment to the debt agreement to remove the profitability covenants. This term loan is due in July 2010 and is classified in long-term debt in the Company’s balance sheet as of July 31, 2008.

As a result of the transfer of ownership of this debt to a non-Rossignol subsidiary during the three months ended July 31, 2008, the term loan was reclassified to continuing operations, whereas at April 30, 2008 it was classified as discontinued operations. This non-cash activity is presented in the Company’s statement of cash flows as a borrowing on long-term debt in cash flows from financing activities of continuing operations, and as cash used in financing activities of discontinued operations.

12.	Income Taxes

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Company has evaluated its tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months. During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may decrease by a significant amount as a result of the resolution or payment of uncertain tax positions relating to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. The liability would decrease as a result of filing amended returns and paying the liabilities, resolving the uncertainties in connection with a current tax examination, or the lapse of a statute of limitation for such examination. The range of the decrease in the FIN 48 tax liability which is reasonably possible in the next 12 months is not expected to exceed $11.8 million before interest and penalties. During the three months ended July 31, 2008, the Company recorded an $8.7 million reduction to the FIN 48 liability as a result of the resolution of certain tax contingences during this period.

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

13.	Subsequent events

In August 2008, the Company received a binding offer for its Rossignol business for a purchase price of 100.0 million euros, comprised of 75.0 million euros in cash and a 25.0 million euro seller’s note. The purchase price will be adjusted for certain items including a working capital adjustment and an anticipated fair value adjustment to the seller’s note. The closing of this transaction is subject to financing and other conditions, and is expected to close in the fall of 2008 after receipt of required regulatory approvals and the completion of required employee consultation procedures, primarily in France. The business to be sold includes the related brands of Rossignol, Dynastar, Look and Lange.

In August 2008, certain of the Company’s European subsidiaries entered into 100.0 million euro secured financing facility which expires in August 2011. Under this facility, the Company may borrow up to 100.0 million euros based upon the amount of accounts receivable that are assigned to the lender to secure the debt. Outstanding borrowings under this facility accrue interest at a rate of Euribor plus 0.55% plus certain fees which are subject to a minimum of approximately $0.4 million annually. As of September 9, 2008 the Company has approximately $57.2 million of borrowings outstanding under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2007 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.
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
Over the past 38 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports. With our acquisition of Rossignol, we added a collection of leading ski and golf equipment brands to our company.
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
In August 2008, we received a binding offer to acquire our Rossignol business for a purchase price of 100.0 million euros, comprised of 75.0 million euros in cash and a 25.0 million euro seller’s note. At closing, the purchase price will be adjusted for certain items including a working capital adjustment and an anticipated fair value adjustment to the seller’s note. The closing of this transaction is subject to financing and other conditions, and is expected to close in the fall of 2008 after receipt of required regulatory approvals and the completion of required employee consultation procedures, primarily in France. The business to be sold includes the related brands of Rossignol, Dynastar, Look and Lange. The Rossignol business, including both wintersports equipment and related apparel, is classified as discontinued operations. The Rossignol business assets and related liabilities are classified as held for sale, and the operations are classified as discontinued, for all periods presented. Upon closing of the announced transaction, we expect to record additional losses as the value of the net assets to be sold will exceed net sales proceeds. The actual losses to be incurred upon closing are currently estimated to be between $150 million and $200 million, net of expected tax benefits.

We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, footwear, accessories and related products. We currently operate in three segments: the Americas, Europe and Asia/Pacific. Our former wintersports equipment segment has been classified as discontinued operations. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services to our licensees. All prior segment information has been adjusted to reflect our current operating segment presentation.
We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. If we are unable to remain competitive and maintain our consumer loyalty, our business will be negatively affected. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, technicians, researchers, merchandisers, pattern makers and contractors. Our team and the heritage and current strength of our brands has helped us remain competitive in our markets. Our success in the future will depend on our ability to continue to design products that are acceptable to the marketplace and competitive in the areas of quality, brand image, technical specifications, distribution methods, price, customer service and intellectual property protection.
Results of Operations
The table below shows certain components in our statements of operations from continuing operations and other data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
Statements of Operations data	2008	2007	2008	2007
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	50.4	47.7	50.0	47.7
Selling, general and administrative expense	41.1	36.8	41.3	38.8

Operating income	9.3	10.9	8.7	9.0

Interest expense	2.1	2.2	2.2	2.4
Foreign currency, minority interest and other (income) expense	(0.2)	0.1	(0.1)	0.2

Income before provision for income taxes	7.4	8.6	6.6	6.4

Other data

Adjusted EBITDA(1)	12.7%	13.9%	11.9%	12.0%

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Income from continuing operations	$33,073	$35,702	$79,368	$72,793
Provision for income taxes	8,677	9,783	29,273	20,870
Interest expense	11,801	11,881	35,845	35,420
Depreciation and amortization	14,842	12,240	42,935	34,027
Non-cash stock-based compensation expense	3,320	3,895	9,871	12,620
Non-cash asset impairments	—	—	350	—

Adjusted EBITDA	$71,713	$73,501	$197,642	$175,730

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007
Our total net revenues for the three months ended July 31, 2008 increased 7% to $564.9 million from $528.6 million in the comparable period of the prior year. The effect of foreign currency exchange rates accounted for an increase of approximately $36.5 million in total net revenues. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear and accessories product lines for our Quiksilver, Roxy and DC brands, and other brands which include Hawk, Raisins, Leilani, Radio Fiji, Lib Technologies, Gnu and Bent Metal. Revenues in the Americas decreased 4% to $271.9 million for the three months ended July 31, 2008 from $281.9 million in the comparable period of the prior year, while European revenues increased 25% to $232.0 million from $185.6 million and Asia/Pacific revenues decreased slightly to $59.6 million from $59.9 million for those same periods. The decrease in the Americas came primarily from Quiksilver brand revenues and, to a lesser extent, Roxy brand revenues across all product lines. These decreases were partially offset by our DC brand revenues which showed strong growth in apparel. The decrease in Americas revenues was also attributed to softer than expected sales in our retail stores and a delay of one to two weeks in shipping some product from our new distribution center in Mira Loma, California. This product was subsequently shipped in August and we do not anticipate future logistical delays in shipping. Approximately $28.6 million of Europe’s revenue increase was attributable to the positive effects of foreign currency exchange rates. The currency adjusted increase in Europe was driven by our Roxy and DC brands, offset by a slight decrease in our Quiksilver brand. Roxy brand revenue growth came primarily from apparel and, to a lesser extent, accessories. DC brand revenue growth came primarily from apparel and, to a lesser extent, footwear. Decreases in our Quiksilver brand came primarily from our apparel product lines. The slight decrease in Asia/Pacific’s revenue was offset by the positive effects of foreign currency exchange rates, which added approximately $7.9 million to Asia/Pacific’s revenue. The currency adjusted decrease in Asia/Pacific came primarily from our Roxy brand and, to a lesser extent, our Quiksilver and DC brands.
Our consolidated gross profit margin for the three months ended July 31, 2008 increased to 50.4% from 47.7% in the comparable period of the prior year. The gross profit in the Americas segment decreased to 41.4% from 41.8%, while our European segment gross profit margin increased to 59.7% from 55.9%, and our Asia/Pacific segment gross profit margin increased to 55.5% from 48.9% for those same periods. The decrease in the Americas segment gross profit margin occurred in both the wholesale and retail channels, partially offset by a higher percentage of sales through company owned retail stores where higher gross margins are generated, and through improved sourcing. Our European segment gross profit margin increased primarily as a result of the foreign exchange effect of sourcing goods in U.S. dollars and improved sourcing. In our Asia/Pacific segment, our gross profit margin increase was primarily due to improved margins in Japan compared to the prior year which were caused by a change in mix to a higher percentage of retail sales compared to the prior year.

Our selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2008 increased 19% to $232.1 million from $194.3 million in the comparable period of the prior year. The effect of foreign currency exchange rates accounted for approximately $15.0 million of the increase in total SG&A. In the Americas segment, these expenses increased 14% to $89.4 million from $78.3 million in the comparable period of the prior year, while our European segment SG&A increased 28% to $97.5 million from $76.4 million, and our Asia/Pacific segment SG&A increased 17% to $28.6 million from $24.3 million for those same periods. As a percentage of revenues, our consolidated SG&A increased to 41.1% for the three months ended July 31, 2008 from 36.8% for the three months ended July 31, 2007. In the Americas, SG&A as a percentage of revenues increased to 32.9% compared to 27.8% the year before. In Europe, SG&A as a percentage of revenues increased to 42.0% from 41.2% and in Asia/Pacific, SG&A as a percentage of revenues increased to 47.9% from 40.6% for those same periods. The increase in SG&A costs as a percentage of revenue in our Americas segment was primarily caused by the cost of opening and operating additional retail stores and increased marketing costs. The increase in SG&A costs as a percentage of revenue in our European segment was primarily caused by the cost of opening and operating additional retail stores and increased distribution costs. In our Asia/Pacific segment, the increase in SG&A costs as a percentage of revenue primarily related to the cost of opening and operating additional retail stores.
Interest expense for the three months ended July 31, 2008 decreased to $11.8 million from $11.9 million in the comparable period of the prior year. This decrease was primarily due to lower variable rates in the United States.
Our foreign currency gain amounted to $1.2 million for the three months ended July 31, 2008 compared to a loss of $0.3 million in the same period of the prior year. This gain resulted primarily from the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
Our effective income tax rate for the three months ended July 31, 2008 was 20.8% compared to 21.5% for the three months ended July 31, 2007. The income tax rate for the three months ended July 31, 2008 was positively impacted, primarily by favorable adjustments to our FIN 48 accrual for settlement of certain contingencies.
Our income from continuing operations for the three months ended July 31, 2008 was $33.1 million, or $0.25 per share on a diluted basis, compared to income from continuing operations of $35.7 million, or $0.28 per share on a diluted basis, in the same period of the prior year. Adjusted EBITDA decreased to $71.7 million from $73.5 million for those same periods.
Nine Months Ended July 31, 2008 Compared to Nine Months Ended July 31, 2007
Our total net revenues for the nine months ended July 31, 2008 increased 14% to $1,657.7 million from $1,459.8 million in the comparable period of the prior year. The effect of foreign currency exchange rates accounted for approximately $107.1 million of the increase in total net revenues.
Revenues in the Americas increased 5% to $754.5 million for the nine months ended July 31, 2008 from $716.0 million in the comparable period of the prior year, while European revenues increased 24% to $716.8 million from $578.7 million and Asia/Pacific revenues increased 13% to $182.5 million from $162.0 million for those same periods. In the Americas, the increase in revenues came primarily from DC brand revenue offset by decreases in our Quiksilver and Roxy brand revenues. Increases in DC brand revenues came primarily from growth in apparel and footwear product lines. Decreases in Quiksilver and Roxy came across all product lines except for an increase in our Quiksilver footwear product line. Approximately $84.7 million of Europe’s revenue increase was attributable to the positive effects of changes in foreign currency exchange rates. The currency adjusted increase in Europe came primarily from growth in our DC brand and, to a lesser extent, growth in our Roxy brand. Increases in DC brand revenues came primarily from growth in footwear and apparel product lines while increases in Roxy came primarily from growth in the accessories and apparel product lines. Approximately $22.4 million of Asia/Pacific’s revenue increase was attributable to the positive effects of changes in foreign currency exchange rates. On a currency adjusted basis, there was a decrease in Asia/Pacific revenues, which came primarily from our Roxy and Quiksilver brands, but partially offset by an increase in our DC brand revenues.
Our consolidated gross profit margin for the nine months ended July 31, 2008 increased to 50.0% from 47.7% in the comparable period of the prior year. The gross profit in the Americas segment increased to 42.4% from 41.9%, while our European segment gross profit margin increased to 57.2% from 54.5%, and our Asia/Pacific segment gross profit margin increased to 52.9% from 48.5% for those same periods. The increase in the Americas segment gross profit margin was due primarily to a higher percentage of sales through company owned retail stores where higher gross margins are generated, and through improved sourcing. Our European segment gross profit margin increased primarily as a result of the foreign exchange effect of sourcing goods in U.S. dollars and improved sourcing. In our Asia/Pacific segment, our gross profit margin increase was primarily due to improved margins in Japan compared to the prior year caused by a change in mix to higher retail sales compared to the prior year.
Our SG&A for the nine months ended July 31, 2008 increased 21% to $684.3 million from $565.7 million in the comparable period of the prior year. The effect of changes in foreign currency exchange rates accounted for approximately $45.5 million of the increase in total SG&A. In the Americas segment, SG&A increased 19% to $273.7 million from $229.5 million in the comparable period of the prior year, while our European segment SG&A increased 29% to $283.6 million from $220.4 million, and our Asia/Pacific segment SG&A increased 21% to $88.7 million from $73.3 million for those same periods. As a percentage of revenues, SG&A increased to 41.3% for the nine months ended July 31, 2008 from 38.8% for the nine months ended July 31, 2007. In the Americas, SG&A as a percentage of revenues increased to 36.3% compared to 32.1% during the same period the year before. In Europe, SG&A as a percentage of revenues increased to 39.6% from 38.1% and in Asia/Pacific, SG&A as a percentage of revenues increased to 48.6% from 45.3% for those same periods. The increase in SG&A costs as a percentage of revenue in our Americas segment was primarily caused by the cost of opening and operating additional retail stores, increased distribution costs and increased marketing costs. The increase in SG&A as a percentage of revenue in our European segment was primarily caused by the cost of opening and operating additional retail stores and increased distribution costs. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenue primarily related to the cost of opening and operating additional retail stores and, to a lesser extent, a legal settlement on a retail store lease.
Interest expense for the nine months ended July 31, 2008 increased to $35.8 million from $35.4 million in the comparable period of the prior year. This increase was primarily due to higher borrowing levels on our lines of credit, partially offset by decreasing variable-rate debt in the United States.
Our foreign currency gain amounted to $0.5 million for the nine months ended July 31, 2008 compared to a $1.7 million loss in the comparable period of the prior year. This current year gain resulted primarily from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities.
Our effective income tax rate for the nine months ended July 31, 2008 was 26.9% compared to 22.3% for the nine months ended July 31, 2007. The income tax rate for the nine months ended July 31, 2008 was unfavorably impacted by limitations on our interest deductibility and favorably impacted by changes in accrual amounts for certain tax contingencies accounted for under FIN 48.
Our income from continuing operations for the nine months ended July 31, 2008 was $79.4 million, or $0.61 per share on a diluted basis, compared to $72.8 million, or $0.56 per share on a diluted basis, in the same period of the prior year. Adjusted EBITDA increased to $197.6 million from $175.7 million for those same periods.
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
The net increase in cash and cash equivalents for the nine months ended July 31, 2008 was $25.1 million compared to $39.2 million in the comparable period of the prior year. Cash and cash equivalents totaled $99.5 million at July 31, 2008 compared to $74.3 million at October 31, 2007, while working capital was $607.2 million at July 31, 2008 compared to $631.9 million at October 31, 2007.
The planned sale of our Rossignol business is expected to be on a debt-free basis and, as a result, all Rossignol related debt in excess of the net sale proceeds will be retained by us subsequent to the closing of the sale. Future debt levels will be impacted by the timing and net proceeds received from the Rossignol sale. We will also fund Rossignol’s working capital needs until the sale date which we expect to occur in the fall of 2008. These working capital needs are expected to be significant, with the actual amount depending on the timing of the closing, and could further increase our debt levels from continuing operations. For the nine months ended July 31, 2008, we recorded approximately $46.5 million of interest expense, which includes $10.7 million classified in discontinued operations related to the financing of our Rossignol business. Rossignol interest includes interest on third-party debt plus intercompany interest charged to Rossignol by other Quiksilver entities that currently finance Rossignol’s operations. After the sale of Rossignol, our continuing operations interest expense is expected to be higher as no interest will be allocated to that business. Subsequent to the closing of the Rossignol sale, we will no longer have the obligation to fund the losses or capital expenditures of these operations and we expect to significantly improve our future debt leverage.
In August 2008, we entered into a new 100.0 million euro secured financing arrangement for our financing needs in Europe, including the financing of Rossignol’s working capital. We intend to use approximately 36.0 million euros of such capacity to cash collateralize an existing letter of credit. The amount we may borrow under this facility is based on accounts receivable assigned by certain of our European subsidiaries to secure the debt. Borrowings bear an interest rate of Euribor plus a margin of 0.55% and such facility expires in 2011. As of September 9, 2008, we have borrowings of approximately 40 million euros under this facility. In August 2008, we also extended the term on a 70.0 million euro short term financing from September 17, 2008 to October 31, 2008.
We intend to use the net proceeds from the sale of our Rossignol business to repay Rossignol related indebtedness. However, the recently extended 70 million euro short term financing, as well as certain other Rossignol related debt in excess of the net sale proceeds, will have to be refinanced or repaid. We are currently evaluating potential financing alternatives and plan to seek additional financing prior to the closing of the Rossignol sale. Potential sources of alternative funding include our existing lenders (whether for short or longer term financing) and the broader capital markets. We believe that our cash flow from operations, together with our existing credit facilities and alternative sources of financing will be adequate to fund our capital requirements for at least the next twelve months. The availability and cost of new financing is subject to certain risks and could be adversely affected by credit market conditions.
During the three months ended April 30, 2008 we reclassified a 50.0 million euro term loan of Rossignol to short term as it was expected to be out of compliance with certain profitability covenants to be measured on October 31, 2008. During the three months ended July 31, 2008 we transferred the ownership of this term loan to a non-Rossignol subsidiary and obtained an amendment to the debt agreement to remove the profitability covenants. This term loan is due in July 2010 and is classified as long-term debt in our balance sheet as of July 31, 2008. As a result of the transfer of ownership of this term loan from Rossignol to a non-Rossignol subsidiary, this term loan was reclassified to continuing operations, whereas at April 30, 2008 it was classified as discontinued operations. This non-cash activity is presented on our statement of cash flows as a borrowing on long-term debt in our cash flows from financing activities of continuing operations, and as cash used in financing activities of discontinued operations.
Cash Flows
We generated $149.9 million of cash from operating activities of continuing operations in the nine months ended July 31, 2008 compared to $118.0 million for the same period of the prior year. This $31.9 million increase in cash provided was due to increased cash flow from working capital of $17.2 million plus the effect of our net loss and other non-cash charges which amounted to $14.7 million.

Capital expenditures of continuing operations totaled $66.3 million for the nine months ended July 31, 2008, compared to $54.0 million in the comparable period of the prior year. These investments included company owned retail stores and ongoing investments in computer and warehouse equipment. We also used $31.1 million of cash for acquisitions during the nine months ended July 31, 2008, of which $19.2 million relates to a payment to the former owners of DC Shoes, Inc. and was the final payment for the achievement of certain sales and earnings targets, $10.8 million relates primarily to store acquisitions, and the remaining $1.1 million relates to certain other acquisitions.
During the nine months ended July 31, 2008, net cash provided by financing activities of continuing operations totaled $179.1 million, compared to $47.6 million provided by financing activities of continuing operations in the comparable period of the prior year. Borrowings increased as we funded the operations of Rossignol. The increase in cash provided by financing activities also reflects a $78.2 million non-cash transfer of a term loan that was previously classified in discontinued operations.
Trade Accounts Receivable and Inventories
Our trade accounts receivable increased 3% to $491.4 million at July 31, 2008 from $478.0 million at October 31, 2007. Accounts receivable in our Americas segment increased 1% to $231.4 million at July 31, 2008 from $228.4 million at October 31, 2007, European segment accounts receivable increased 22% to $217.6 million from $178.1 million and Asia/Pacific segment accounts receivable decreased 41% to $42.3 million from $71.6 million for those same periods. Compared to July 31, 2007, accounts receivable increased 9% in the Americas segment, 20% in our European segment, and decreased 19% in our Asia/Pacific segment. Changes in foreign currency exchange rates accounted for approximately $31.5 million of the increase in accounts receivable compared to July 31, 2007. Included in accounts receivable at July 31, 2008 are approximately $31.6 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to more accurately compute days sales outstanding. Overall days sales outstanding increased by approximately one day at July 31, 2008 compared to July 31, 2007.
Consolidated inventories increased 21% to $358.6 million at July 31, 2008 from $296.2 million at October 31, 2007. Inventories in the Americas segment increased 13% to $160.5 million from $141.4 million at October 31, 2007, European segment inventories increased 44% to $142.6 million from $98.9 million, and Asia/Pacific segment inventories decreased 1% to $55.5 million from $55.8 million for those same periods. Compared to July 31, 2007, inventories increased 11% in the Americas segment, 22% in our European segment, and 4% in our Asia/Pacific segment. Changes in foreign currency exchange rates accounted for approximately $22.5 million of the increase in inventories compared to July 31, 2007. Consolidated average annual inventory turnover was approximately 3.2 at July 31, 2008 compared to 3.4 in the comparable period of the prior year.
Commitments
There have been no material changes in our contractual obligations since October 31, 2007, other than changes resulting from the adoption of FIN 48, as described in Note 12 to our condensed consolidated financial statements.
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
Stock-Based Compensation Expense
We account for stock-based compensation expense using the fair value recognition provisions of SFAS 123(R), “Share-Based Payment.” Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award.
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
Foreign Currency Translation
A significant portion of our revenues are generated in Europe, where we operate with the euro as our functional currency, and a smaller portion of our revenues are generated in Asia/Pacific, where we operate with the Australian dollar and Japanese yen as our functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and some European and Asia/Pacific product is sourced in U.S. dollars, all of which result in exposure to gains and losses that could occur from fluctuations in foreign currency exchange rates. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
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
New Accounting Pronouncements
See Note 2 to Condensed Consolidated Financial Statements – New Accounting Pronouncements for a discussion of pronouncements that may affect our future financial reporting.
Forward-Looking Statements
All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “likely,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:
•	our ability to close the pending sale of our Rossignol business and the price at which we do so;
•	our ability to obtain additional financing or to do so on reasonable terms:
•	our ability to remain compliant with our debt covenants;
•	our ability to achieve the financial results that we anticipate;
•	our plans to expand internationally;
•	our intention to introduce new products and enter into new joint ventures;
•	our plans to open new retail stores;
•	payments due on contractual commitments;
•	future expenditures for capital projects;
•	our ability to continue to maintain our brand image and reputation;
•	integration of acquired businesses and future acquisitions;
•	our ability to realize the expected benefits from certain asset dispositions;
•	general economic and business conditions;
•	foreign exchange rate fluctuations; and
•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
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
European revenues increased 8% in euros during the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007. As measured in U.S. dollars and reported in our consolidated statements of operations, European revenues increased 24% during the nine months ended July 31, 2008 as a result of a stronger euro versus the U.S. dollar in comparison to the same period in the prior year.
Asia/Pacific revenues decreased 1% in Australian dollars during the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007. As measured in U.S. dollars and reported in our consolidated statements of operations, Asia/Pacific revenues increased 13% during the nine months ended July 31, 2008 as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the same period in the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2008.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On February 27, 2007, a class action captioned Burnis L. Simon, Jr. v. Quicksilver, Inc. (sic), Case No. CV07-01326, was filed against us in the United States District Court for the Central District of California. The complaint alleged willful violation of the federal Fair and Accurate Credit Transactions Act (“FACTA”) based upon certain of our retail stores’ alleged electronic printing of receipts on which appeared more than the last five digits of customers’ credit or debit card numbers and/or the expiration dates of such customers’ credit or debit cards. The complaint sought statutory damages of not less than $100 and not more than $1,000 for each violation, as well as unspecified punitive damages, attorneys’ fees and a permanent injunction from further engaging in violations of FACTA. The complaint did not allege that any class member had suffered actual damages. In June 2008, we settled this matter and the plaintiff agreed to dismiss the case with prejudice. In connection with such settlement, we paid $2,500 to the plaintiff’s counsel. The case was dismissed on July 8, 2008.
Item 1A. Risk Factors
Our financial condition, results of operations and share price could be negatively impacted if we are unable to sell the Rossignol Group in a timely manner.
On August 25, 2008, we received an irrevocable and binding offer to acquire our “Rossignol Group,” which engages in the wintersports equipment and apparel business, including the Rossignol, Dynastar, Look, and Lange brands, through the acquisition of certain of our subsidiaries. The buyer’s obligation to finalize the transaction and enter into a stock purchase agreement is subject to our acceptance of their offer and the satisfaction of certain other closing conditions, including, among other things, (i) the buyer’s receipt of adequate debt financing to fund a portion of the cash purchase price as well as the ongoing operations of the Rossignol Group, (ii) no material adverse change in the Rossignol Group’s business between the date we received the buyer’s binding offer and the closing date of the stock purchase agreement, (iii) our representations and warranties in the stock purchase agreement being true and correct, (iv) all required antitrust clearances being obtained, (v) the completion of required employee consultation procedures, primarily in France, and (vi) the receipt of certain other consents, approvals and deliverables. If any of these conditions are not satisfied in a timely manner, we may be unable to complete the sale of our Rossignol Group and our financial condition, results of operations and share price may be negatively impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 1, 2008, we acquired an additional 29% of Quiksilver Brazil, a California general partnership, in a stock purchase transaction for an aggregate purchase price of approximately $7.7 million. As a result of such stock purchase, we now own 51% of our Brazilian joint venture. In connection with the stock purchase transaction, we issued 300,180 unregistered shares of our common stock and approximately $3.9 million in cash to the other partners in the joint venture. The shares of common stock we issued are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) of such Act.

Item 6. Exhibits
Exhibits

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, the Company and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, the Company and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Offer Letter dated August 25, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Seventh Amendment to Amended and Restated Credit Agreement dated July 31, 2008.

10.2	English translation of Supplementary Agreement No. 1 dated July 31, 2008 among Quiksilver, Inc., Skis Rossignol Finance Luxembourg S.A., Skis Rossignol S.A. and Societe Generale Bank & Trust. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 5, 2008).

10.3	AR Financing Facility Contract dated August 22, 2008 between Na Pali S.A.S. and GE Factofrance SNC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

10.4	Separation and Transition Agreement between David H. Morgan and Quiksilver, Inc. dated August 24, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 27, 2008). (1)

10.5	Amendment to Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated June 13, 2008. (1)

10.6	English Translation of Amendment No.1 to the Credit Facility Agreement by and among Pilot SAS, the Banks named therein, BNP Paribas as the Security Agent and Societe Generale as the Credit Agent, dated August 14, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Financial Officer

(1)	Management contract or compensatory plan

     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
September 9, 2008	/s/ Brad L. Holman
Brad L. Holman
Vice President of Accounting and Financial Reporting (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, the Company and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, the Company and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Offer Letter dated August 25, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Seventh Amendment to Amended and Restated Credit Agreement dated July 31, 2008.

10.2	English translation of Supplementary Agreement No. 1 dated July 31, 2008 among Quiksilver, Inc., Skis Rossignol Finance Luxembourg S.A., Skis Rossignol S.A. and Societe Generale Bank & Trust. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 5, 2008).

10.3	AR Financing Facility Contract dated August 22, 2008 between Na Pali S.A.S. and GE Factofrance SNC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

10.4	Separation and Transition Agreement between David H. Morgan and Quiksilver, Inc. dated August 24, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 27, 2008). (1)

10.5	Amendment to Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated June 13, 2008. (1)

10.6	English Translation of Amendment No.1 to the Credit Facility Agreement by and among Pilot SAS, the Banks named therein, BNP Paribas as the Security Agent and Societe Generale as the Credit Agent, dated August 14, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Financial Officer

(1)	Management contract or compensatory plan