Form 10-K
period 2008-10-31
QUIKSILVER INC
filed 2008-12-30
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
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
(Zip Code)
(714) 889-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $1.23 billion as of April 30, 2008, the last business day of Registrant’s most recently completed second fiscal quarter.
As of December 18, 2008, there were 127,632,699 shares of the Registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 25, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. BUSINESS
Unless the context indicates otherwise, when we refer to “we”, “us”, “our”, or the “Company” in this Form 10-K, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986. Our fiscal year ends on October 31, and references to fiscal 2008, fiscal 2007 and fiscal 2006 refer to the years ended October 31, 2008, 2007 and 2006, respectively.
Introduction
We are a globally diversified company that designs, produces and distributes branded apparel, footwear, accessories and related products. Our brands represent a casual lifestyle for young-minded people that connect with our boardriding culture and heritage. We believe that surfing, skateboarding, snowboarding and other outdoor sports influence the apparel choices made by consumers as these activities are communicated to a global audience by television, the internet, movies and magazines. People are attracted to the venues in which these sports are performed and the values they represent, including individual expression, adventure and creativity.
Over the past 38 years, Quiksilver has been established as a global company representing the casual, youth lifestyle associated with boardriding sports. Based on our fiscal 2008 revenues, we are the largest apparel company that is identified with the sports of surfing, skateboarding and snowboarding. We believe that our multiple authentic brands enable us to produce and market apparel, footwear, accessories and related products for consumers in a broad cross section of the outdoor market. Furthermore, we believe that our operations provide us with a diversified platform for continued growth and enhanced operating efficiencies.
Our products are sold in over 90 countries in a wide range of distribution channels, including surf shops, skateboard shops, snowboard shops, our proprietary concept stores, other specialty stores and select department stores. Our corporate and Americas’ headquarters are in Huntington Beach, California, while our European headquarters is in St. Jean de Luz, France, and our Asia/Pacific headquarters is in Torquay, Australia.
On November 12, 2008, we completed the sale of our Rossignol business, which includes the brands Rossignol, Dynastar, Look and Lange. Our Rossignol business, including both wintersports equipment and related apparel, is classified as discontinued operations in this report. The assets and related liabilities of our Rossignol business are classified as held for sale, and the operations are classified as discontinued in our consolidated financial statements. Also, as part of our acquisition of Rossignol in 2005, we acquired a majority interest in Roger Cleveland Golf Company, Inc. Our golf equipment operations were subsequently sold in December 2007 and are also classified as discontinued operations in our consolidated financial statements. As a result of these dispositions, the following information has been adjusted to exclude both our Rossignol and golf equipment businesses.
Segment Information
We operate in the outdoor market of the sporting goods industry. We have three operating segments consisting of the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate operations. For information regarding the revenues, operating profits and identifiable assets attributable to our operating segments, see Note 14 of our consolidated financial statements. Our Rossignol business has been removed from our segment reporting and is classified as discontinued operations.

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
Quiksilver
We have grown our Quiksilver brand from its origins as a line of boardshorts to now include shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear, hats, backpacks, wetsuits, watches, eyewear and other accessories. Quiksilver has also expanded its target market beyond young men to include men, women, boys, toddlers and infants. In fiscal 2008, the Quiksilver brand represented approximately 39% of our revenues from continuing operations.
Roxy
Our Roxy brand for young women is a surf-inspired collection that we introduced in 1991, and later expanded to include girls, with the Teenie Wahine and Roxy Girl brands, and infants. Roxy includes a full range of sportswear, swimwear, footwear, backpacks, snowboardwear, snowboards, snowboard boots, fragrance, beauty care, bedroom furnishings and other accessories for young women. In fiscal 2008, the Roxy brand accounted for approximately 34% of our revenues from continuing operations.
DC
Our DC brand specializes in performance skateboard shoes, snowboard boots, sandals and apparel for both young men and juniors. We believe that DC’s skateboard-driven image and lifestyle is well positioned within the global outdoor youth market and has appeal beyond its core skateboarding base. In fiscal 2008, the DC brand accounted for approximately 21% of our revenues from continuing operations.
Other Brands
In fiscal 2008, our other brands represented approximately 6% of our revenues from continuing operations.
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
Product Categories
The following table shows the approximate percentage of our revenues from continuing operations attributable to each of our major product categories during the last three fiscal years:

	Percentage of Revenues
	2008	2007	2006
Apparel	65%	66%	69%
Footwear	20	18	16
Accessories	15	16	15

	100%	100%	100%

Although our products are generally available throughout the year, demand for different categories of products changes in the different seasons of the year. Sales of shorts, short-sleeve shirts, t-shirts and swimwear are higher during the spring and summer seasons, and sales of pants, long-sleeve shirts, fleece, jackets, sweaters and technical outerwear are higher during the fall and holiday seasons.

We believe that the U.S. retail prices for our apparel products range from approximately $20 for a t-shirt and $44 for a typical short to $170 for a typical snowboard jacket. For European products, retail prices range from approximately $31 for a t-shirt and about $70 for a typical short to $187 for a basic snowboard jacket. Asia/Pacific t-shirts sell for approximately $41, while shorts sell for approximately $59 and a basic snowboard jacket sells for approximately $227. Retail prices for a typical skate shoe range from approximately $63 in the U.S. to approximately $99 in Europe.
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
Promotion and Advertising
The strength of our brands is based on many years of grassroots efforts that have established their legitimacy. We have always sponsored athletes that use our products in their outdoor sports, such as surfing, snowboarding, skateboarding and windsurfing, and have sponsored events that showcase these sports. Over time, our brands have become closely identified not only with the underlying sports they represent, but also with the way of life that is associated with those who are active in such sports. Accordingly, our advertising efforts are focused on promoting the sports and related lifestyle rather than advertising a specific product. As our sports and lifestyle have grown in popularity, not only in the United States but also internationally, the visibility of our brands has increased.
We have relationships with athletes worldwide. These include such well-known personalities as Kelly Slater, Lisa Andersen, Tom Carroll, Sofia Mulanovich, Tony Hawk, Danny Way, Robbie Naish, Dave Mirra and Ricky Carmichael. Our relationships with athletes in the snow category include Danny Kass, Torah Bright, Sarah Burke, Todd Richards and Travis Rice. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor many amateurs and up-and-coming professionals. We believe that these athletes legitimize the performance of our products, form the basis for our advertising and promotional content, maintain a real connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.
The events and promotions that we sponsor include world-class boardriding events, such as Quiksilver’s Big Wave Invitational, which we believe is the most prestigious event among surfers, and the Roxy Pro, which we believe is the most visible women’s surf event of the pro season. We also sponsor many events in Europe, including the Slopestyle Pro snowboarding event and the Bowlriders skateboarding event, and our DC athletes participate regularly in the Summer and Winter X-Games. In addition, we sponsor many regional and local events, such as surf camps for beginners and enthusiasts, that reinforce the reputations of our brands as authentic among athletes and non-athletes alike.
Our brand messages are communicated through advertising, editorial content and other programming in both core and mainstream media. Coverage of our sports, athletes and related lifestyle forms the basis of content for core magazines, such as Surfer, Surfing, Snowboard Canada and Transworld Skateboarding. Through our Quiksilver Entertainment division, we are bringing our lifestyle message to an even broader audience through television, films, books and co-sponsored events and products.

Customers and Sales
We sell our products in over 90 countries around the world. We believe that the integrity and success of our brands is dependent, in part, upon our careful selection of the retailers to whom we sell our products. Therefore, we maintain a strict and controlled distribution channel to uphold and grow the value of our brands.
The foundation of our business is the distribution of our products through surf shops, skateboard shops, snowboard shops and our proprietary concept stores, where the environment communicates our brand messages. This core distribution channel serves as a base of legitimacy and long-term loyalty to us and our brands. Most of these stores stand alone or are part of small chains.
Our products are also distributed through independent specialty or active lifestyle stores and specialty chains. This category includes chains in the United States such as Pacific Sunwear, Nordstrom, Zumiez, Chicks Sporting Goods and Journeys, as well as many independent active lifestyle stores and sports shops in the United States and around the world. A limited amount of our products are distributed through select department stores, including Macy’s and Bloomingdales in the U.S.; Le Printemps and Galeries Lafayette in France; and Corte Ingles in Spain.
Many of our brands are sold through the same retail accounts; however, distribution can be different depending on the brand and demographic group. Our Quiksilver products are sold in the Americas to customers that have approximately 12,200 store locations combined. Likewise, Roxy products are sold in the Americas to customers with approximately 11,800 store locations. Most of these Roxy locations also carry Quiksilver products. In the Americas, DC products are carried in approximately 13,700 stores. Our swimwear brands (Raisins, Leilani and Radio Fiji) are found in approximately 8,800 stores in the Americas, including many small, specialty swim locations. Our apparel, footwear and accessories are found in approximately 8,100 store locations in Europe, and in approximately 4,100 store locations in Asia/Pacific.
Our European segment accounted for approximately 41%, 39% and 39% of our consolidated revenues from continuing operations during fiscal 2008, 2007 and 2006, respectively. Our Asia/Pacific segment accounted for approximately 12%, 12% and 13% of our consolidated revenues from continuing operations in fiscal 2008, 2007 and 2006, respectively. Other fiscal 2008 non-U.S. sales are in the Americas segment (i.e., Canada, Central and South America) and accounted for approximately 8% of consolidated revenues from continuing operations.
The following table summarizes the approximate percentages of our fiscal 2008 revenues by distribution channel:

	Percentage of Revenues
Distribution Channel	Americas	Europe	Asia/Pacific	Consolidated
Core market shops	30%	41%	79%	40%
Specialty stores	34	42	20	36
Department stores	21	6	1	12
U.S. exports	15	—	—	7
Distributors	—	11	—	5

Total	100%	100%	100%	100%

Geographic segment	47%	41%	12%	100%

Our revenues are spread over a large wholesale customer base. During fiscal 2008, approximately 18% of our consolidated revenues from continuing operations were from our ten largest customers, and our largest customer accounted for less than 4% of such revenues.
Our products are sold by approximately 340 independent sales representatives in the Americas, Europe and Asia/Pacific. In addition, we use approximately 80 local distributors in Europe, Asia/Pacific and South America. Our sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators in the United States who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our image at the retail level.
Our sales are globally diversified. The following table summarizes the approximate percentages of our consolidated revenues from continuing operations by geographic region (excluding licensees):

	Percentage of Revenues
Geographic Region	2008	2007	2006
United States	39%	42%	42%
Other Americas	8	7	6
France	13	13	14
United Kingdom and Spain	13	14	13
Other European countries	15	12	12
Asia/Pacific	12	12	13

Total	100%	100%	100%

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
For additional information regarding our revenues, operating profits and identifiable assets attributable to our operating segments, see Note 14 of our consolidated financial statements.
Retail Concepts
Quiksilver concept stores are an important part of our global retail strategy. These stores are stocked primarily with Quiksilver and Roxy product, and their proprietary design demonstrates our history, authenticity and commitment to surfing and other boardriding sports. We also have Roxy stores, which are dedicated to the juniors customer, Quiksilver Youth stores, and other multibrand stores in Europe. In various territories, we also operate Quiksilver and Roxy shops that are part of larger department stores. These shops, which are typically smaller than a stand-alone shop but have many of the same operational characteristics, are referred to below as shop-in-shops.
We own 472 stores in selected markets that provide enhanced brand-building opportunities. In territories where we operated our wholesale businesses during fiscal 2008, we had 219 stores with independent retailers under license. We do not receive royalty income from these licensed stores. Rather, we provide the independent retailer with our retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain our brands at a minimum of 80% of the store’s inventory. Certain minimum purchase obligations are also required. Furthermore, in our licensed territories, such as Argentina and Turkey, our licensees operate 72 concept stores. We receive royalty income from sales in these stores based on the licensees’ revenues. We also distribute our products through outlet stores generally located in outlet malls in geographically diverse, non-urban locations. The total number of stores open at October 31, 2008 was 763. The unit count of both company-owned and licensed stores at October 31, 2008, excluding stores in licensed territories, is summarized in the following table:

	Number of Stores
	Americas		Europe		Asia/Pacific		Combined
	Company		Company		Company		Company
Store Concept	Owned	Licensed	Owned	Licensed	Owned	Licensed	Owned	Licensed
Quiksilver stores	64	13	100	157	35	20	199	190
Shop-in-shops	—	—	64	—	33	—	97	—
Roxy stores	3	2	22	14	11	5	36	21
Outlet stores	55	—	29	2	27	1	111	3
Other stores	6	2	23	3	—	—	29	5

	128	17	238	176	106	26	472	219

Seasonality
Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of our products, and due to the effect that the Christmas and holiday season has on the buying habits of our customers. Our consolidated revenues from continuing operations are summarized by quarter in the following table:

	Consolidated Revenues
Dollar amounts in thousands	2008		2007		2006

Quarter ended January 31	$496,581	22%	$410,854	20%	$349,328	20%
Quarter ended April 30	596,280	26	520,359	25	430,112	25
Quarter ended July 31	564,876	25	528,591	26	448,717	26
Quarter ended October 31	606,899	27	587,268	29	493,993	29

	$2,264,636	100%	$2,047,072	100%	$1,722,150	100%

Production and Raw Materials
Our apparel, footwear and accessories are generally sourced separately for our Americas, Europe and Asia/Pacific operations. We own a sourcing office in Hong Kong that manages the majority of production for our Asia/Pacific business and some of our Americas and European production. We believe that as we expand the Hong Kong sourcing operations, more products can be sourced together and additional efficiencies can be obtained. Approximately 84% of our apparel, footwear and accessories are purchased or imported as finished goods from suppliers principally in China, Korea, Turkey, Hong Kong and the far east, but also in Mexico, India, North Africa, Portugal and other foreign countries. After being imported, many of these products require embellishments such as screenprinting, dyeing, washing or embroidery. In the Americas, the remaining 16% of our production is manufactured by independent contractors from raw materials we provide, with a majority of this manufacturing done in Mexico and Central America, and the balance in the U.S.
The majority of our finished goods, as well as raw materials, must be committed to and purchased prior to the receipt of customer orders. If we overestimate the demand for a particular product, excess production can generally be distributed in our outlet stores or through secondary distribution channels. If we overestimate the purchase of a particular raw material, it can generally be used in garments for subsequent seasons or in garments for distribution through our outlet stores or secondary distribution channels.
During fiscal 2008, no single contractor of finished goods accounted for more than 8% of our consolidated production. Our largest raw material supplier accounted for 37% of our expenditures for raw materials during fiscal 2008, however, our raw materials expenditures only comprised 6% of our consolidated production costs. We believe that numerous qualified contractors, finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these contractors and suppliers.
Although we continue to explore new sourcing opportunities for finished goods and raw materials, we believe we have established solid working relationships over many years with vendors who are financially stable and reputable, and who understand our product quality and delivery standards. As part of our efforts to reduce costs and enhance our sourcing efficiency, we utilize foreign suppliers. We research, test and add, as needed, alternate and/or back-up suppliers. However, in the event of any unanticipated substantial disruption of our relationship with, or performance by, key existing suppliers and/or contractors, there could be a short-term adverse effect on our operations.

Imports and Import Restrictions
We have, for some time, imported finished goods and raw materials for our domestic operations under multilateral and bilateral trade agreements between the U.S. and a number of foreign countries, including Hong Kong, India and China. These agreements impose quotas on the amount and type of textile and apparel products that are imported into the U.S. from the affected countries. We do not anticipate that these restrictions will adversely affect our operations since we would be able to meet our needs domestically or from other countries not affected by the restrictions.
In Europe, we operate in the European Union (“EU”) within which there are few trade barriers. We also operate under constraints imposed on imports of finished goods and raw materials from outside the EU, including quotas and duty charges. We do not anticipate that these restrictions will materially or adversely impact our operations since we have always operated under such constraints.
We retain independent buying agents, primarily in China, Hong Kong, India, Vietnam and other foreign countries to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, blanks and other products. In addition, these agents monitor quota and other trade regulations and perform some quality control functions. We also have approximately 280 employees primarily in Hong Kong and China that are involved in sourcing and quality control functions to assist us in monitoring and coordinating our overseas production.
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
Trademarks, Licensing Agreements and Patents
Trademarks
We own the “Quiksilver”, “Roxy” and famous mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “Raisins”, “Radio Fiji”, “Leilani”, “Hawk”, “Lib Tech”, “Gnu”, “Bent Metal”, “DCSHOECOUSA”, the “DC Star” logo and other trademarks.
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
Licensing Agreements and Patents
We own rights throughout the world to use and license the Quiksilver and Roxy trademarks in substantially all apparel and related accessory product classifications and we directly operate all of the global Quiksilver and Roxy businesses with the exception of licensees in a few countries such as Argentina and Turkey. We have also licensed our Roxy trademark for snow skis, snow ski poles, snow ski boots and snow ski bindings in connection with our recent sale of Rossignol.
In April 2005, we licensed our Hawk brand in the United States to Kohl’s Stores, Inc., a department store chain with over 900 stores. Under the Kohl’s’ license agreement, Kohl’s has the exclusive right to manufacture and sell Hawk branded apparel and some related products in its U.S. stores and through its website. We receive royalties from Kohl’s based upon sales of Hawk branded products. Under the license agreement, we are responsible for product design, and Kohl’s manages sourcing, distribution, marketing and all other functions relating to the Hawk brand. The license agreement has an initial term of five years, with three five-year extensions at Kohl’s’ option. We retain the right to manufacture and sell Hawk branded products outside of the United States.
Our patent portfolio contains patents and applications primarily related to wetsuits, skate shoes, watches, boardshorts, snowboards and snowboard boots.

Competition
Competition is strong in the global beachwear, skateboard shoe and casual sportswear markets in which we operate, and each territory can have different competitors. Our direct competitors in the United States differ depending on distribution channel. Our principal competitors in our core channel of surf shops and our concept stores in the United States include Billabong International Pty Ltd, Volcom, Inc., O’Neill, Inc. and Hurley International LLC. Our competitors in the department store and specialty store channels in the United States include Abercrombie & Fitch Co. and its Hollister brand. Our principal competitors in the skateboard shoe market are Sole Technology, Inc. and DVS Shoe Company. In Europe, our principal competitors in the core channel include O’Neill, Inc., Billabong International Pty Ltd., Rip Curl International Pty Ltd., Oxbow S.A. and Chimsee. In Australia, our primary competitors are Billabong International Pty Ltd. and Rip Curl International Pty Ltd. In broader European distribution, and in Asia/Pacific, our competitors also include brands such as Nike Inc., Adidas AG and Levi Strauss & Co. Some of our competitors may be significantly larger and have substantially greater resources than we have.
We compete primarily on the basis of successful brand management, product design and quality born out of our ability to:
•	maintain our reputation for authenticity in the core boardriding and outdoor sports lifestyle demographics;
•	continue to develop and respond to global fashion and lifestyle trends in our core markets;
•	create innovative, high quality and stylish products at appropriate price points; and
•	convey our outdoor sports lifestyle messages to consumers worldwide.
Future Season Orders
At the end of November 2008, our backlog totaled $629 million compared to $652 million the year before. Our backlog depends upon a number of factors and fluctuates based upon the timing of trade shows and sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates and market conditions. The timing of shipments also fluctuates from year to year based upon the production of goods and the ability to distribute our products in a timely manner. As a consequence, a comparison of backlog from season to season is not necessarily meaningful and may not be indicative of eventual shipments or forecasted revenues.
Employees
At October 31, 2008, excluding Rossignol, we had approximately 8,400 employees, consisting of approximately 4,000 in the United States, Canada, Mexico, and Brazil, approximately 2,400 in Europe and approximately 2,000 in Asia/Pacific. None of these employees are represented by trade unions. Certain French employees are represented by workers councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers councils to be good.
Environmental Matters
Some of our facilities and operations have been or are subject to various federal, state and local environmental laws and regulations which govern, among other things, the use and storage of hazardous materials, the storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, water and land, and the cleanup of contamination. Some of our manufacturing operations involve the use of, among other things, inks and dyes, and produce related by-products and wastes. We have acquired businesses and properties in the past, and may do so again in the future. In the event we or our predecessors fail or have failed to comply with environmental laws, or cause or have caused a release of hazardous substances or other environmental damage, whether at our sites or elsewhere, we could incur fines, penalties or other liabilities arising out of such noncompliance, releases or environmental damage.

Compliance with and liabilities under environmental laws and regulations did not have a significant impact on our capital expenditures, earnings or competitive position during the last three fiscal years.
Recent Dispositions
In 2005, we acquired Skis Rossignol, S.A., a wintersports and golf equipment manufacturer. The golf equipment operations were held by Rossignol’s majority-owned subsidiary, Roger Cleveland Golf Company, Inc. In September 2007, we completed the acquisition of the remaining outstanding minority interest in Cleveland and it became a wholly-owned subsidiary.
On December 10, 2007, we sold Cleveland, including related golf equipment brands and operations. The sale of Cleveland was structured as a stock sale in which the buyer acquired all of our golf equipment operations for a transaction value of $132.5 million, which included the repayment of Cleveland’s outstanding indebtedness to us. On November 12, 2008, we sold the remaining components of our Rossignol business, including the related brands Rossignol, Dynastar, Look and Lange, pursuant to a stock purchase agreement for an aggregate purchase price of approximately $50.8 million, $38.1 million of which was paid in cash and the remaining $12.7 million was paid through a promissory note. The note is subordinated to all senior indebtedness of the issuer, bears interest at a rate of 8% per annum, and matures on the fourth anniversary of the closing. No interest will accrue on the note until January 1, 2011.
As a result of these dispositions, the Cleveland and Rossignol businesses have been classified as discontinued operations in our consolidated financial statements for all periods presented. The Rossignol business assets and liabilities are classified as held for sale.
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

Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.
We are highly leveraged. Our high degree of leverage may have negative consequences to us, including the following:
•	we may have difficulty satisfying our obligations under our senior notes or other indebtedness and, if we fail to comply with these requirements, an event of default could result;
•	we have certain short term and uncommitted lines of credit that could be difficult to replace if not renewed, or that could otherwise be canceled on very short notice to us;
•	we are subject to volatile credit markets, changing terms from our existing lenders and increasing interest rates or requirements for increased collateral with our lenders;
•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;
•	covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;
•	covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	we may be subject to credit reductions and other changes in our business relationships with our suppliers, vendors and customers if they perceive that we would be unable to pay our debts to them in a timely manner;
•	we may be more vulnerable to the impact of economic downturns, including the current recessionary global economy, and adverse developments in our business; and
•	we may be placed at a competitive disadvantage against any less leveraged competitors.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled principal and interest payments on, or to refinance, our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt, fund our operations or make necessary capital expenditures. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring or refinancing our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will also depend on the credit and capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and impair our liquidity and the operation of our business.
Continuing unfavorable economic conditions could have a material adverse effect on our results of operations.
The apparel and footwear industries have historically been subject to substantial cyclical variations. Our financial performance has been, and may continue to be, negatively affected by the unfavorable economic conditions. Continued or further recessionary economic conditions may have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel and footwear may decline. A general reduction in consumer discretionary spending due to the recession in the domestic and international economies, or uncertainties regarding future economic prospects, could have a material adverse effect on our results of operations.
The recent distress in the financial markets has also resulted in extreme volatility and declines in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity, and our ability to access the credit or capital markets will not continue to be affected by changes in the financial markets and the global economy. Continuing turmoil in the financial markets could make it more difficult for us to access capital, sell assets, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of our securities.

In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our suppliers and other vendors cannot be predicted. The inability of suppliers and other vendors to access liquidity, or the insolvency of suppliers and other vendors, could lead to their failure to deliver our merchandise or other services that we require. Worsening economic conditions could also impair our ability to collect amounts as they become due from our customers licensees, or other third parties that do business with us. We also face the increased risk of order reductions or cancellations when dealing with financially ailing customers or customers struggling with economic uncertainty.
The apparel and footwear industries are each highly competitive, and if we fail to compete effectively, we could lose our market position.
The apparel and footwear industries are each highly competitive. We compete against a number of domestic and international designers, manufacturers, retailers and distributors of apparel and footwear, some of whom are significantly larger and have significantly greater financial resources than we do. In order to compete effectively, we must (1) maintain the image of our brands and our reputation for authenticity in our core boardriding markets; (2) be flexible and innovative in responding to rapidly changing market demands on the basis of brand image, style, performance and quality; and (3) offer consumers a wide variety of high quality products at competitive prices.
The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Several of our competitors enjoy substantial competitive advantages, including greater brand recognition and greater financial resources for competitive activities, such as sales and marketing and strategic acquisitions. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product lines. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the apparel and footwear industries.
If we are unable to develop innovative and stylish products in response to rapid changes in consumer demands and fashion trends, we may suffer a decline in our revenues and market share.
The apparel and footwear industries are subject to constantly and rapidly changing consumer demands based on fashion trends and performance features. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and quality of our brands.
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
Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of operations and balance sheets of our international subsidiaries into U.S. dollars. We may (but generally do not) use foreign currency exchange contracts to hedge the profit and loss effects of this translation effect; however, accounting rules do not allow us to classify these contracts as hedges, but require us to mark these contracts to fair value at the end of each financial reporting period. In any event, we translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our international subsidiaries would decrease if the U.S. dollar increased in value in relation to other currencies, including the euro, Australian dollar or Japanese yen.
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
We have obtained some U.S. and foreign trademarks, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these or other registrations. A failure to obtain trademark, patent or service mark registrations in the United States and in other countries could limit our ability to protect our trademarks, patents and service marks and impede our marketing and sales efforts in those jurisdictions. The loss of trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot assure you that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademark or other proprietary rights.
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
A key element of our marketing strategy has been to obtain endorsements from prominent athletes, which contribute to the authenticity and image of our brands. We believe that this strategy has been an effective means of gaining brand exposure worldwide and creating broad appeal for our products. We cannot assure you that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes to endorse our products. Larger companies with greater access to capital for athlete sponsorships may in the future increase the cost of sponsorships for these athletes to levels we may choose not to match. If this were to occur, our sponsored athletes may terminate their relationships with us and endorse the products of our competitors and we may be unable to obtain endorsements from other comparable athletes.
We also are subject to risks related to the selection of athletes whom we choose to endorse our products. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be effective. In any event, our inability to obtain endorsements from professional athletes could adversely affect our ability to market and sell our products, resulting in loss of revenues and a loss of profitability.
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
Future sales of our common stock in the public market, or the issuance of other equity securities, may adversely affect the market price of our common stock and the value of our senior notes.
Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our senior notes, our common stock, or both. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock or the value of our senior notes.
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
We generate a majority of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our revenues in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, including:
•	recessions in foreign economies;

•	fluctuations in foreign currency exchange rates;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	social, political and economic instability;

•	unexpected changes in regulatory requirements;

•	our ability to finance foreign operations;

•	tariffs and other trade barriers; and

•	U.S. government licensing requirements for exports.
The occurrence or consequences of any of these risks may restrict our ability to operate in the affected regions and decrease the profitability of our international operations, which may harm our financial condition.
We have established, and may continue to establish, joint ventures in various foreign territories with independent third party business partners to distribute and sell Quiksilver, Roxy and other branded products in such territories. These joint ventures are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our joint venture partners do not succeed in the manner that we anticipate. If our joint venture operations, or our relationships with our joint venture partners, are not successful, our results of operation and financial condition may be adversely affected.
If the popularity of the sports associated with our brands were to decrease, our revenues could be adversely affected and our results of operations could be impaired.
We generate a significant portion of our revenues from the sale of products directly associated with boardriding. The demand for such products is directly related to the popularity of boardriding activities and the number of respective participants worldwide. If the demand for boardriding apparel, footwear and accessories decreases, our revenues could be adversely affected and our results of operations could be impaired. In addition, if participation in boardriding activities were to decrease, sales of many of our products could decrease.
Our industry is subject to pricing pressures that may adversely impact our financial performance.
We manufacture many of our products offshore because manufacturing costs are generally less, primarily due to lower labor costs. Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if:
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
Substantially all of our apparel products are produced by independent manufacturers. We face the risk that these third-party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs or other business interruptions or failures due to deteriorating economies. The failure of any manufacturer to perform to our expectations could result in supply shortages for certain products and harm our business.
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
Employment related matters may affect our profitability.
As of October 31, 2008, excluding Rossignol, we had no unionized employees but certain French employees are represented by workers’ councils. We have little control over union activities and could face difficulties in the future should our workforce become unionized. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers councils or that we will be able to renew our collective bargaining agreements on similar or more favorable terms.
Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs.
Some of our facilities and operations are, or have been, subject to various environmental laws and regulations which govern, among other things, the use and storage of hazardous materials, the storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, water and land, and the cleanup of contamination. Violations of these requirements could result in significant fines or penalties being imposed on us. Discovery of contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities. Any such costs or liabilities could have a material adverse effect on our business and results of operation.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As of October 31, 2008, our principal facilities in excess of 40,000 square feet, excluding Rossignol facilities which were subsequently disposed of, were as follows:

		Approximate	Current Lease
Location	Principal Use	Sq. Ft.	Expiration

Huntington Beach, California	Corporate headquarters	120,000	2023	*
Huntington Beach, California	Americas distribution center	225,000	2023	*
Huntington Beach, California	Americas distribution center	112,000	2018	*
Huntington Beach, California	Americas distribution center	100,000	2023	*
Huntington Beach, California	Americas distribution center	100,000	2023	*
Huntington Beach, California	Americas distribution center	75,000	2023	*
Mira Loma, California	Americas distribution center	683,000	2027	*
Vista, California	Americas distribution center	100,000	2010
St. Jean de Luz, France	European headquarters	80,000	N/A	**
St. Jean de Luz, France	European distribution center	100,000	N/A	**
Rives, France	European distribution center	206,000	2016
Torquay, Australia	Asia/Pacific headquarters	54,000	2024	*
Geelong, Australia	Asia/Pacific distribution center	81,000	2018	*
Geelong, Australia	Asia/Pacific distribution center	134,000	2039	*

*	Includes extension periods exercisable at our option.

**	These locations are owned.
As of October 31, 2008, we operated 128 retail stores in the Americas, 238 retail stores in Europe, and 106 retail stores in Asia/Pacific on leased premises. The leases for our facilities, including retail stores, required aggregate annual rentals of approximately $103.2 million in fiscal 2008. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. We believe that our corporate, distribution and retail leased facilities are suitable and adequate to meet our current needs.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted for a vote of our stockholders during the fourth quarter of the fiscal year ended October 31, 2008.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years, are set forth below.

	High	Low

Fiscal 2008
4th quarter ended October 31, 2008	$8.64	$1.77
3rd quarter ended July 31, 2008	10.21	7.35
2nd quarter ended April 30, 2008	10.49	8.06
1st quarter ended January 31, 2008	12.78	7.04

Fiscal 2007
4th quarter ended October 31, 2007	$15.21	$12.50
3rd quarter ended July 31, 2007	14.53	12.43
2nd quarter ended April 30, 2007	14.65	11.20
1st quarter ended January 31, 2007	15.75	13.43
We have historically reinvested our earnings in our business and have never paid a cash dividend. No change in this practice is currently being considered. Our payment of cash dividends in the future will be determined by our Board of Directors, considering conditions existing at that time, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the indenture related to our senior notes and under our principal credit agreement with a bank group, there are limits on the dividends and other payments that certain of our subsidiaries may pay to us and we must obtain the noteholders and bank group’s prior consent to pay dividends to our shareholders above a pre-determined amount.
On December 18, 2008, there were 835 holders of record of our common stock and an estimated 16,416 beneficial stockholders.
Item 6. SELECTED FINANCIAL DATA
The statement of operations and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2008 and 2007 and for each of the three years in the period ended October 31, 2008, included herein, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended October 31,
Amounts in thousands, except ratios and per share data	2008(1)(2)(3)(7)	2007(1)(2)(3)	2006(1)(2)(3)	2005(2)(3)	2004(3)

Statements of Operations Data
Revenues, net	$2,264,636	$2,047,072	$1,722,150	$1,562,417	$1,262,980
Income before provision for income taxes	98,571	151,233	122,557	142,743	123,880
Income from continuing operations income taxes	65,544	116,727	89,376	96,155	82,501
(Loss) income from discontinued operations	(291,809)	(237,846)	3,640	10,965	(1,132)
Net (loss) income	(226,265)	(121,119)	93,016	107,120	81,369
Income per share from continuing operations (4)	0.52	0.94	0.73	0.81	0.72
(Loss) income per share from discontinued operations (4)	(2.32)	(1.92)	0.03	0.09	(0.01)
Net (loss) income per share (4)	(1.80)	(0.98)	0.76	0.90	0.71
Income per share from continuing operations, assuming dilution (4)	0.51	0.90	0.70	0.77	0.69
(Loss) income per share from discontinued operations, assuming dilution (4)	(2.25)	(1.83)	0.03	0.09	(0.01)
Net (loss) income per share, assuming dilution (4)	(1.75)	(0.93)	0.73	0.86	0.68
Weighted average common shares (4)	125,975	123,770	122,074	118,920	114,388
Weighted average common shares outstanding, assuming dilution (4)	129,485	129,706	127,744	124,335	119,288

Balance Sheet Data
Total assets	$2,170,265	$2,662,064	$2,447,378	$2,158,601	$990,990
Working capital	631,315	631,857	598,714	458,857	343,100
Lines of credit	238,317	124,634	61,106	35,158	10,801
Long-term debt	822,001	732,812	598,434	536,436	173,513
Stockholders’ equity	599,966	886,613	881,127	732,882	588,244

Other Data
Adjusted EBITDA(5)	$278,945	$260,786	$221,687	$194,331	$157,034
Current ratio	1.9	1.7	1.8	1.7	2.6
Return on average stockholders’ equity(6)	8.8	13.2	11.1	14.6	15.9

(1)	Fiscal 2008, 2007 and 2006 include stock compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123(R). Refer to note 5 below.

(2)	Fiscal 2008, 2007, 2006 and 2005 reflect the operations of Rossignol and Cleveland Golf, which were acquired in 2005, as discontinued operations. See Note 18 of our consolidated financial statements.

(3)	Fiscal 2008, 2007, 2006, 2005 and 2004 include the operations of DC since its acquisition effective May 1, 2004.

(4)	Per share amounts and shares outstanding have been adjusted to reflect a two-for-one stock split effected on May 11, 2005.

(5)	Adjusted EBITDA is defined as income from continuing operations before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of income from continuing operations to Adjusted EBITDA:

	Year Ended October 31,
	2008	2007	2006	2005	2004
Income from continuing operations	$65,544	$116,727	$89,376	$96,155	$82,501
Income taxes	33,027	34,506	33,181	46,588	41,379
Interest	45,327	46,571	41,317	16,945	6,390
Depreciation and amortization	57,231	46,852	37,851	34,643	26,764
Non-cash stock-based compensation expense	12,019	16,130	19,962	—	—
Non-cash asset impairments	65,797	—	—	—	—

Adjusted EBITDA	$278,945	$260,786	$221,687	$194,331	$157,034

(6)	Computed based on income from continuing operations divided by the average of beginning and ending stockholders’ equity.

(7)	Fiscal 2008 includes goodwill and other asset impairments of $65,797.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report, and the “Risk Factors” information, set forth in Item 1A above.
Overview
Over the past 38 years, Quiksilver has been established as a global company representing the casual, youth lifestyle associated with boardriding sports. We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offering expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concepts, which display the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear. In 2005, we acquired Rossignol, a wintersports and golf equipment company. Today our products are sold throughout the world, primarily in surf shops, skate shops, snow shops and specialty stores.
In October 2007, we entered into an agreement to sell our golf equipment business. This transaction was completed in December 2007 for a transaction value of $132.5 million. As a result of this disposition, the following financial information has been adjusted to exclude our golf equipment business. The golf equipment business has also been classified as discontinued operations in our consolidated financial statements for all periods presented.
In August 2008, we entered into an agreement to sell our Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange for an aggregate purchase price of approximately $50.8 million. This transaction was completed in November 2008. Beginning with our fiscal quarter ended April 30, 2008, we classified our Rossignol business, including both wintersports equipment and apparel, as discontinued operations for all periods presented under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Rossignol business assets and related liabilities are classified as held for sale, and the operations are classified as discontinued in our consolidated financial statements, for all periods presented. We expect to incur a pre-tax loss on the sale of Rossignol of approximately $150 million, partially offset by an expected tax benefit of approximately $91.0 million during the three months ending January 31, 2009. As a result of this disposition, the following financial information has been adjusted to exclude our wintersports equipment business.
Over the last five years, our revenues from continuing operations have grown from $1.3 billion in fiscal 2004 to $2.3 billion in fiscal 2008. We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, footwear, accessories and related products. We operate in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees. Revenues by segment from continuing operations are as follows:

	Year Ended October 31,
In thousands	2008	2007	2006	2005	2004
Americas	$1,061,370	$995,801	$831,583	$752,797	$612,859
Europe	933,119	803,395	660,127	591,228	496,276
Asia/Pacific	265,067	243,064	225,128	213,277	148,733
Corporate operations	5,080	4,812	5,312	5,115	5,112

Total revenues, net	$2,264,636	$2,047,072	$1,722,150	$1,562,417	$1,262,980

We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. If we are unable to remain competitive and maintain our consumer loyalty, our business will be negatively affected. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, technicians, researchers, merchandisers, pattern makers and contractors. Our team and the heritage and current strength of our brands has helped us remain competitive in our markets. Our success in the future will depend, in part, on our ability to continue to design products that are desirable in the marketplace and competitive in the areas of quality, brand image, technical specifications, distribution methods, price, customer service and intellectual property protection.

Results of Operations
The table below shows certain components of our statements of operations and other data as a percentage of revenues:

	Year Ended October 31,
	2008	2007	2006
Statements of Operations Data
Revenues, net	100.0%	100.0%	100.0%

Gross profit	49.5	48.1	47.2
Selling, general and administrative expense	40.4	38.2	37.7
Asset impairments	2.9	0.0	0.0

Operating income	6.2	9.9	9.5
Interest expense	2.0	2.3	2.4
Foreign currency, minority interest and other expense	(0.2)	0.2	0.0

Income before provision for income taxes	4.4%	7.4%	7.1%

Other data
Adjusted EBITDA (1)	12.3%	12.7%	12.9%

(1)	For a definition of Adjusted EBITDA and a reconciliation of income from continuing operations to Adjusted EBITDA, see footnote (5) to the table under Item 6. Selected Financial Data.
Our financial performance has been, and may continue to be, negatively affected by unfavorable global economic conditions. Continued or further deteriorating economic conditions are likely to have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of apparel and footwear may decline. A general reduction in consumer discretionary spending due to the recession in the domestic and international economies or uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.
Fiscal 2008 Compared to Fiscal 2007
Revenues
Our total net revenues increased 11% in fiscal 2008 to $2,264.6 million from $2,047.1 million in fiscal 2007 primarily as a result of changes in foreign currency exchange rates and higher unit sales. The effect of foreign currency exchange rates accounted for approximately $105.7 million of the increase in total net revenues. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear and accessories product lines for our Quiksilver, Roxy, DC and other brands which include Hawk, Raisins, Leilani, Radio Fiji, Lib Technologies, Gnu and Bent Metal. Revenues in the Americas increased 7% to $1,061.4 million for fiscal 2008 from $995.8 million in the prior year, while European revenues increased 16% to $933.1 million from $803.4 million and Asia/Pacific revenues increased 9% to $265.1 million from $243.1 million for those same periods. In the Americas, the increase in revenues came primarily from DC brand revenues, partially offset by small decreases in our Quiksilver and Roxy brand revenues. The increase in DC brand revenues came primarily from growth in footwear and apparel product lines. The decrease in Quiksilver and Roxy came across all product lines except for increases in our Quiksilver footwear and Roxy apparel product lines. Approximately $89.6 million of Europe’s revenue increase was attributable to the positive effects of changes in foreign currency exchange rates. The currency adjusted increase in Europe came primarily from growth in our DC brand and, to a lesser extent, growth in our Roxy brand, partially offset by a slight decrease in our Quiksilver brand. The increase in DC brand revenues came primarily from growth in footwear and apparel product lines, while increases in Roxy came primarily from growth in the accessories and apparel product lines. Approximately $16.1 million of Asia/Pacific’s revenue increase was attributable to the positive effects of changes in foreign currency exchange rates. The currency adjusted increase in Asia/Pacific revenues came primarily from our DC and Quiksilver brands, partially offset by a decrease in our Roxy brand revenues.

Gross Profit
Our consolidated gross profit margin increased to 49.5% in fiscal 2008 from 48.1% in the previous year. The gross profit margin in the Americas segment remained constant at 42.0%, our European gross profit margin increased to 57.0% from 55.1%, and our Asia/Pacific gross profit margin increased to 52.9% from 49.5%. The Americas gross profit margin would have increased due to higher percentages of sales through company-owned retail stores, where we earn both wholesale and retail margins, and improved sourcing costs, but such improvements were wholly offset by market related price compression. Our European gross profit margin increases were primarily due to a higher percentage of our sales through company-owned stores and improved sourcing costs. In Asia/Pacific, the gross profit margin increase compared to the prior year was primarily as a result of the change in mix to higher retail sales compared to the prior year.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased 17% in fiscal 2008 to $915.9 million from $782.3 million in fiscal 2007. In the Americas, these expenses increased 19% to $372.0 million in fiscal 2008 from $311.8 million in fiscal 2007, in Europe they increased 20% to $380.4 million from $316.9 million, and in Asia/Pacific SG&A increased 16% to $117.2 million from $100.9 million for those same periods. As a percentage of revenues, SG&A increased to 40.4% of revenues in fiscal 2008 compared to 38.2% in fiscal 2007. In the Americas, SG&A as a percentage of revenues increased to 35.0% compared to 31.3%. In Europe, SG&A as a percentage of revenues increased to 40.8% compared to 39.4% and in Asia/Pacific, SG&A as a percentage of revenues increased to 44.2% compared to 41.5% in the prior year. The increase in SG&A as a percentage of revenue in our Americas segment was primarily due to the cost of opening and operating additional retail stores, increased costs resulting from operating our recently acquired Latin American subsidiaries and increased marketing costs. The increase in SG&A costs as a percentage of revenue in our European segment was primarily due to the costs of opening and operating additional retail stores and increased distribution costs. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenue is primarily related to the cost of opening and operating additional retail stores and, to a lesser extent, a legal settlement on a retail store lease.
Asset Impairments
Asset impairment charges totaled $65.8 million in fiscal 2008 compared to zero in fiscal 2007. Of these charges, approximately $55.4 million related to Asia/Pacific goodwill, and approximately $10.4 million related to the impairment of leasehold improvements and other assets in certain retail stores. The goodwill and other impairment charges were recorded as a result of our annual impairment test, where it was determined that the carrying values of our assets were more than the estimated fair value as of October 31, 2008. Separately, we analyzed the profitability of our retail stores and determined that a total of 25 stores, primarily in the U.S., were not generating sufficient cash flows to recover our investment, 9 of which are scheduled to close in 2009. We are evaluating the timing of the closure of the remaining 16 stores and any costs associated with future rent commitments for these stores will be charged to future earnings upon store closure.
Non-operating Expenses
Net interest expense decreased to $45.3 million in fiscal 2008 compared to $46.6 million in fiscal 2007 primarily as a result of lower interest rates on our variable-rate debt in the United States.
Our foreign currency gain amounted to $5.8 million in fiscal 2008 compared to a loss of $4.9 million in fiscal 2007. This current year gain resulted primarily from the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
Our income tax rate increased to 33.5% in fiscal 2008 from 22.8% in fiscal 2007. The current year rate increased significantly due to the non-deductibility of the goodwill asset impairment recorded in fiscal 2008. This increase was partially offset by changes in accrual amounts for certain tax contingencies accounted for under FIN 48.

Income from continuing operations and Adjusted EBITDA
Income from continuing operations in fiscal 2008 decreased to $65.5 million, and earnings per share on a diluted basis decreased to $0.51 compared to income from continuing operations of $116.7 million and diluted earnings per share of $0.90 for fiscal 2007. Adjusted EBITDA increased to $278.9 million in fiscal 2008 compared to $260.8 million in fiscal 2007.
Fiscal 2007 Compared to Fiscal 2006
Revenues
Our total net revenues increased 19% in fiscal 2007 to $2,047.1 million from $1,722.2 million in fiscal 2006 primarily as a result of increased unit sales. Revenues in the Americas increased 20%, European revenues increased 22%, and Asia/Pacific revenues increased 8%. The effect of foreign currency exchange rates accounted for an increase of approximately $81.8 million in total net revenues. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear and accessories product lines for our Quiksilver, Roxy, DC and other brands, which include Hawk, Gotcha, Raisins, Leilani, Radio Fiji, Lib Technologies, Gnu and Bent Metal.
Gross Profit
Our consolidated gross profit margin increased to 48.1% in fiscal 2007 from 47.2% in the previous year. The gross profit margin in the Americas increased to 42.0% from 41.5%, our European gross profit margin increased to 55.1% from 53.8%, and our Asia/Pacific gross profit margin increased to 49.5% from 49.0%. The increase in the Americas’ gross profit margin was primarily due to lower production costs and a higher percentage of sales through company-owned retail stores where higher gross margins are generated. Our European and Asia/Pacific gross profit margin increases were primarily due to higher margins from our apparel brands, largely as a result of the currency effect of sourcing goods in U.S. dollars.
Selling, General and Administrative Expense
Selling, general and administrative expense increased 21% in fiscal 2007 to $782.3 million from $648.7 million in fiscal 2006. In the Americas, these expenses increased 23% to $311.8 million in fiscal 2007 from $254.0 million in fiscal 2006; in Europe they increased 25% to $316.9 million from $253.4 million; and in Asia/Pacific they increased 14% to $100.9 million from $88.9 million for those same periods. As a percentage of revenues, selling, general and administrative expense increased to 38.2% of sales in fiscal 2007 compared to 37.7% in fiscal 2006. The increase in selling, general and administrative expense as a percentage of revenues was primarily caused by the cost of opening and operating additional retail stores and increased distribution costs.
Non-operating Expenses
Net interest expense increased to $46.6 million in fiscal 2007 compared to $41.3 million in fiscal 2006 primarily as a result of the translation effect of euro denominated interest and, to a lesser extent, higher interest rates on our variable-rate debt in Europe and the United States.
Our foreign currency loss amounted to $4.9 million in fiscal 2007 compared to a gain of $0.3 million in fiscal 2006. This current year loss resulted primarily from the foreign currency contracts that we used to mitigate the risk of translating the results of our international subsidiaries into U.S. dollars and the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
Our income tax rate decreased to 22.8% in fiscal 2007 from 27.1% in fiscal 2006. This decrease was primarily caused by the higher impact of certain beneficial items included in our tax rate.
Income from continuing operations and Adjusted EBITDA
Income from continuing operations in fiscal 2007 increased to $116.7 million, and earnings per share on a diluted basis increased to $0.90 compared to $89.4 million and diluted earnings per share of $0.70 in fiscal 2006. Adjusted EBITDA increased to $260.8 million in fiscal 2007 compared to $221.7 million in fiscal 2006.

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
We completed the sale of our Rossignol business in November 2008. The net cash proceeds of approximately $38.1 million were used to repay existing indebtedness. As of October 31, 2008, we had $1,060.3 million of indebtedness classified in continuing operations. We had an additional $11.0 million of indebtedness classified in our discontinued operations, which was repaid in November as part of the close of the Rossignol sale. For the fiscal year ended October 31, 2008, we recorded approximately $59.3 million of net interest expense, which includes $14.0 million classified in discontinued operations related to the financing of our Rossignol business. Rossignol interest includes interest on third-party debt plus intercompany interest charged to Rossignol by other Quiksilver entities that, prior to the closing of the sale, financed Rossignol’s operations. After the sale of Rossignol, our continuing operations interest expense is expected to be higher as no interest will be allocated to that business. However, we no longer have the obligation to fund the losses or capital expenditures of the Rossignol business and we expect to improve our future debt leverage.
In October 2008, we extended the maturity date for $71.8 million of a $91.4 million credit facility which was due in October. In connection with this extension, we repaid $19.6 million of the original $91.4 million credit facility. The remaining $71.8 million is now due in March 2009 and is expected to be repaid with cash flows from the operations of our European business or refinanced on a long-term basis.
We are highly leveraged; however, we believe that our cash flows from operations, together with our existing credit facilities will be adequate to fund our capital requirements for at least the next twelve months. Additionally, we are currently evaluating potential financing alternatives and plan to seek additional financing which includes extending the maturity of our short-term uncommitted lines of credit in Europe and Asia/Pacific. Potential sources of alternative financing include our existing lenders (for longer term financing), sales of assets and the broader capital markets. We believe that we can obtain this additional financing needed to improve the maturities of our debt, reduce the amount of our short-term uncommitted lines of credit and better position ourselves for the long term. The availability and cost of new financing or asset sales are subject to certain risks and could be adversely affected by current credit and capital market conditions.
Cash and cash equivalents totaled $53.0 million at October 31, 2008 versus $74.3 million at October 31, 2007. Working capital amounted to $631.3 million at October 31, 2008, compared to $631.9 million at October 31, 2007, a decrease of less than 1%.
Operating Cash Flows
Operating activities of continuing operations provided cash of $179.5 million in fiscal 2008 compared to $181.8 million in fiscal 2007. This $2.3 million reduction was primarily due to decreased cash provided from working capital of $32.8 million, partially offset by the effect of our net loss and other non-cash charges which amounted to $30.5 million.
Capital Expenditures
We have historically avoided high levels of capital expenditures for our apparel manufacturing functions by using independent contractors for a majority of our production.
Fiscal 2008 capital expenditures were $93.7 million, which was approximately $9.7 million higher than the $84.0 million we spent in fiscal 2007. In fiscal 2008, we increased our investment in company-owned retail stores, warehouse equipment and computer systems.
Capital expenditures for new company-owned retail stores are expected to be reduced in fiscal 2009. A campus facility is being constructed for our European headquarters and computer hardware and software will also be purchased to continuously improve our systems. Capital spending for these and other projects in fiscal 2009 is expected to range between $60 million and $70 million. We expect to fund our capital expenditures primarily from our operating cash flows and our credit facilities.
Acquisitions and Dispositions
In August 2008, we received a binding offer for our Rossignol business, which closed on November 12, 2008 for approximately $50.8 million, comprised of $38.1 million in cash and a $12.7 million seller’s note. The purchase price may be adjusted for certain items including an anticipated fair value adjustment to the seller’s note due in November 2012. In connection with such disposition, we expect to incur a pre-tax loss of approximately $150 million, partially offset by an expected tax benefit of approximately $91.0 million during the three months ending January 31, 2009. The business sold includes the related brands of Rossignol, Dynastar, Look and Lange.
In October 2007, we entered into an agreement to sell our golf equipment business. This transaction was completed in December 2007 for a transaction value of $132.5 million.
Debt Structure
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In July 2005, we issued $400 million in senior notes to fund a portion of the acquisition of Rossignol and to refinance certain existing indebtedness. Our debt structure includes short-term lines of credit and long-term loans from both our continuing operations and debt classified in discontinued operations as follows:

In thousands	U.S. Dollar	Non U.S. Dollar	Total
Americas short-term credit arrangements	$—	$9,945	$9,945
European short-term credit arrangements	—	187,981	187,981
Asia/Pacific short-term credit arrangements	—	51,008	51,008

Short-term lines of credit	—	248,934	248,934

Americas credit facility	142,500	—	142,500
European long-term debt	—	173,331	173,331
European credit facility	—	47,218	47,218
Senior Notes	400,000	—	400,000
Deferred purchase price obligation	—	41,922	41,922
Capital lease obligations and other borrowings	—	17,454	17,454

Long-term debt	542,500	279,925	822,425

Total	$542,500	$528,859	$1,071,359

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
The indenture for our senior notes includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments by our restricted subsidiaries to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If we experience a change of control (as defined in the indenture), we will be required to offer to purchase the senior notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. We currently are in compliance with the covenants of the indenture. In addition, we have approximately $8.4 million in debt issuance costs included in other assets as of October 31, 2008.

In April 2005, we entered into a revolving credit facility in the Americas, which has subsequently been amended (the “Credit Facility”). The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $300 million (with our option to expand the facility to $350 million under certain conditions). In connection with the closing of the Rossignol sale in November 2008, the Credit Facility was amended to, among other things, increase the interest on borrowings, limit our ability to transfer money to foreign subsidiaries and grant the lender a security interest in certain trademarks and copyrights. The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is fixed at LIBOR plus 350 basis points. The weighted average interest rate at October 31, 2008 was 4.4%. This rate is expected to increase as a result of the November amendment. We paid certain financing fees that will be amortized over the expected life of the Credit Facility. The Credit Facility includes a $125.0 million sublimit for letters of credit and a $35.0 million sublimit for borrowings in certain foreign currencies. As of October 31, 2008, $142.5 million was outstanding under the Credit Facility in addition to outstanding letters of credit of $51.1 million.
The borrowing base in connection with the Credit Facility is limited to certain percentages of our eligible accounts receivable and inventory. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on the incurrence of additional debt and guarantees of indebtedness, the creation of liens, mergers, consolidations or sales of substantially all of our assets, sales or other dispositions of assets, distributions or dividends and repurchases of our common stock, restricted payments, including without limitation, certain restricted investments, engaging in transactions with our affiliates, and sale and leaseback transactions. Our United States assets and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary, have been pledged as collateral to secure our indebtedness under the Credit Facility. As of October 31, 2008, we were in compliance with the Credit Facility covenants.
In Canada, we had arrangements with banks that provided for approximately $17.4 million of short-term lines of credit for our Rossignol business. The amount outstanding on these lines of credit at October 31, 2008 was $9.9 million at an average interest rate of 4.4%. These lines were repaid in full in November 2008 as part of the sale of Rossignol.
In Europe, we have arrangements with several banks that provide approximately $225.6 million for cash borrowings and letters of credit. These lines of credit are generally payable upon 60 days notice, will be reviewed on various dates through 2009, and we believe that the banks will continue to make these facilities available to us through at least the next year, unless replaced by other longer term financing. The amount outstanding on these lines of credit at October 31, 2008 was $116.2 million at an average interest rate of 4.5%. In addition, we had $28.3 million in letters of credit outstanding as of October 31, 2008.
In Europe, we have a committed short-term credit facility due to be repaid in March 2009. Amounts due under this credit facility total $71.8 million and bear interest at a rate of Euribor plus 0.8% (5.2% as of October 31, 2008).
In August 2008, certain of our European subsidiaries entered into a $130.5 million secured financing facility which expires in August 2011. Under this facility, we may borrow up to $130.5 million based upon the amount of accounts receivable that are pledged to the lender to secure the debt. Outstanding borrowings under this facility accrue interest at a rate of Euribor plus a margin of 0.55%. As of October 31, 2008, we had approximately $47.2 million of borrowings outstanding under this facility.
In Asia/Pacific, we have revolving lines of credit with banks that provide up to approximately $81.0 million for cash borrowings and letters of credit. These lines of credit are generally payable on demand, will be reviewed by the banks on various dates through 2009, and we believe the banks will continue to make these facilities available to us. The amount outstanding on these lines of credit at October 31, 2008 was $51.0 million in addition to $9.1 million in outstanding letters of credit at an average interest rate of 2.5%.
These lines of credit and agreements in the Americas, Europe and Asia/Pacific allow for total maximum cash borrowings and letters of credit of approximately $826.3 million. Our total maximum borrowings and our actual availability fluctuate depending on the extent of assets comprising our borrowing base under certain credit facilities. Commitments totaling approximately $395.8 million expire in fiscal 2009, approximately $300.0 million expire in fiscal 2010, while approximately $130.5 million expire in fiscal 2011. We had $438.6 million of borrowings drawn on these lines of credit as of October 31, 2008, and letters of credit issued at that time totaled $88.5 million. The amount of availability for borrowings under these lines of credit as of October 31, 2008 was $162.6 million, of which $105.1 million was committed. Of this $105.1 million in committed capacity, $73.9 million can also be used for letters of credit. This availability, plus unrestricted cash of $53.0 million, provides us with liquidity of approximately $215.6 million as of October 31, 2008. In addition to the $162.6 million of availability for borrowings, we also had $52.6 million in additional capacity for letters of credit in Europe and Asia/Pacific as of October 31, 2008.
In Europe, we also have $173.3 million of long-term debt outstanding as of October 31, 2008. At October 31, 2008, the overall weighted average interest rate on this long-term debt was 4.8%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2013.
As part of the acquisition of Rossignol, we deferred a portion of the purchase price. This deferred purchase price obligation is expected to be paid in 2010 and accrues interest equal to the 3-month Euribor plus 2.35% (currently 7.1%) and is denominated in euros. The carrying amount of the obligation fluctuates based on changes in the exchange rate between euros and U.S. dollars. We have a cash collateralized guarantee to the former owner of Rossignol of $46.5 million to secure this deferred purchase price obligation. The cash related to this guarantee is classified as restricted cash as of October 31, 2008. As of October 31, 2008, the deferred purchase price obligation totaled $41.9 million.
Our European and Asia/Pacific segments also had approximately $17.5 million in capital leases and other borrowings as of October 31, 2008.
Our financing activities from continuing operations provided $191.8 million, $176.6 million and $131.2 million of cash in fiscal 2008, 2007 and 2006, respectively, as our debt was increased to fund the operations of Rossignol, business acquisitions and capital expenditures discussed above.
Contractual Obligations and Commitments
We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2021, excluding extensions at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. We also have long-term debt related to business acquisitions. Our deferred purchase price obligation related to the Rossignol acquisition totals $41.9 million and is included in long-term debt as of October 31, 2008. Our significant contractual obligations and commitments from our continuing operations, and debt related to our discontinued Rossignol business as of October 31, 2008 (which was repaid at the closing of the Rossignol sale) are summarized in the following table:

	Payments Due by Period
		Two to Three	Four to Five	After Five
In thousands	One Year	Years	Years	Years	Total
Operating lease obligations	$82,247	$149,499	$114,252	$145,113	$491,111
Long-term debt obligations(1)	32,328	366,349	23,748	400,000	822,425
Professional athlete sponsorships(2)	17,506	11,033	2,973	500	32,012
Certain other obligations(3)	88,500	—	—	—	88,500

	$220,581	$526,881	$140,973	$545,613	$1,434,048

(1)	Excludes required interest payments. See Note 7 of our Consolidated Financial Statements for interest terms.

(2)	We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding and windsurfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $58.7 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

(3)	Certain other obligations include approximately $88.5 million of contractual letters of credit with maturity dates of less than one year. We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. In addition, in certain circumstances we are required to acquire additional equity interests from our minority interest partners in Brazil and Mexico. These purchase requirements are generally based on revenue targets in U.S. dollars which can be significantly impacted by currency fluctuations. The purchase price applicable to these obligations is typically based on formulas that will be used to value the subsidiaries’ operations at the time of purchase. We do not expect any payments related to these commitments in fiscal 2009 and these potential purchase amounts generally cannot be determined beyond one year and are not included in this line item. We have approximately $30.9 million of FIN 48 tax contingencies as disclosed in Note 12 of our Consolidated Financial Statements. Based on the uncertainly of the timing of these contingencies, these amounts have not been included in this line item.
Trade Accounts Receivable and Inventories
Our trade accounts receivable were $470.1 million at October 31, 2008, compared to $478.0 million the year before, a decrease of 2%. Changes in foreign currency exchange rates accounted for a decrease of approximately $35.6 million in consolidated trade accounts receivable. Receivables in the Americas increased 12%, while European receivables decreased 10% and Asia/Pacific receivables decreased 22%. Included in trade accounts receivable are approximately $35.6 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be subtracted from accounts receivable to more accurately compute days sales outstanding. Overall days sales outstanding decreased by approximately 3 days.
Consolidated inventories totaled $312.1 million as of October 31, 2008, compared to $296.2 million the year before, an increase of 5%. Changes in foreign currency exchange rates accounted for a decrease of approximately $24.0 million in consolidated inventories. Inventories in the Americas increased 15%, while European inventories increased 4% and Asia/Pacific inventories decreased 15%. Consolidated average inventory turnover decreased to 3.5 times per year at October 31, 2008 compared to 3.8 times per year at October 31, 2007.
Off Balance Sheet Arrangements
As of October 31, 2008, we did not have any significant off balance sheet arrangements.
Inflation
Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on our sales and profits.
New Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in our financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on November 1, 2007. See Note 12 to the Consolidated Financial Statements for a description of the impact of this standard on our financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We will adopt this standard at the beginning of our fiscal year ending October 31, 2010 for all prospective business acquisitions. We have not determined the effect that the adoption of SFAS No. 141(R) will have on our consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal 2010 except for certain tax treatment of previous acquisitions.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We plan to adopt this standard at the beginning of our fiscal quarter ending April 30, 2009. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
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
On November 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of FIN 48 can create significant variability in our tax rate from period to period upon changes in or adjustments to our uncertain tax positions.
Stock-Based Compensation Expense
We recognize compensation expense for all stock-based payments net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. For option valuation, we determine the fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates.
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
Forward-Looking Statements
All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition, liquidity and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “likely,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:
•	continuing deterioration of global economic conditions and credit and capital markets;
•	our ability to obtain new financing or refinancing on reasonable terms:

•	our ability to remain compliant with our debt covenants;
•	our ability to achieve the financial results that we anticipate;
•	our plans to open new retail stores;
•	payments due on contractual commitments and other debt obligations;
•	future expenditures for capital projects;
•	our ability to continue to maintain our brand image and reputation;
•	foreign exchange rate fluctuations; and
•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the risks described in Item 1A. “Risk Factors” included in this report, and other factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained herein will, in fact, transpire.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense. (See also Note 15 of our consolidated financial statements).
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
Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $2.8 million was recognized related to these types of contracts during the twelve months ended October 31, 2008, all of which is classified in discontinued operations. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2008, we were hedging forecasted transactions expected to occur through September 2010. Assuming exchange rates at October 31, 2008 remain constant, $20.5 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 23 months.
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
Translation of Results of International Subsidiaries
As discussed above, we are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year. We use various foreign currency exchange contracts and intercompany loans to hedge the profit and loss effects of such exposure, but accounting rules do not allow us to hedge the actual translation of sales and expenses.
By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for our European operating segment. It takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens there is a positive effect on the translation of our reported results from our European operating segment.
In fiscal 2008, the U.S. dollar weakened compared to the euro and the Australian dollar. As a result, our European revenues increased 4% in euros compared to an increase of 16% in U.S. dollars. Asia/Pacific revenues increased 3% in Australian dollars compared to an increase of 9% in U.S. dollars.
Interest Rates
Most of our lines of credit and long-term debt bear interest based on LIBOR or EURIBOR plus a credit spread. Effective interest rates, therefore, can move up or down depending on market conditions. The credit spreads are subject to change based on financial performance and market conditions upon refinancing. Interest expense also includes financing fees and related costs and can be affected by foreign currency movement upon translating non-U.S. dollar denominated interest into dollars for reporting purposes. The approximate amount of our remaining variable rate debt was $521.5 million at October 31, 2008, and the average effective interest rate at that time was 4.5%. If interest rates or credit spreads were to increase by 10%, our income before tax would be reduced by approximately $2.3 million based on these fiscal 2008 levels.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item appears beginning on page 40.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2008.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended October 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
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
We have audited the internal control over financial reporting of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2008 of the Company and our report dated December 30, 2008 expressed an unqualified opinion on the consolidated financial statements and included explanatory paragraphs relating to (1) the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) in 2008 and (2) the presentation of the Company’s Rossignol and golf equipment businesses as discontinued operations.
/s/ Deloitte & Touche LLP
Costa Mesa, California
December 30, 2008

Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by this item will be included under the headings “Election of Directors,” “Executive Compensation and Other Information,” and “Corporate Governance” in our proxy statement for the 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2008.
We have adopted a Code of Ethics for Senior Financial Officers in compliance with applicable rules of the Securities and Exchange Commission that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. We have posted a copy of this Code of Ethics on our website, at http://www.quiksilverinc.com. We intend to disclose any amendments to, or waivers from, any provision of this Code of Ethics by posting such information on such website.
Item 11. EXECUTIVE COMPENSATION
The information required to be included by this item will be included under the heading “Executive Compensation and Other Information” in our proxy statement for the 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2008.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included by this item will be included under the heading “Ownership of Securities” in our proxy statement for the 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2008.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by this item will be included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our proxy statement for the 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2008.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be included by this item will be included under the heading “Independent Registered Public Accounting Firm” in our proxy statement for the 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2008.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements” on page 41

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

QUIKSILVER, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited consolidated financial statements of Quiksilver, Inc. as of October 31, 2008 and 2007 and for each of the three years in the period ended October 31, 2008
Report of Independent Registered Public Accounting Firm	42
Consolidated Statements of Operations Years Ended October 31, 2008, 2007 and 2006	43
Consolidated Statements of Comprehensive (Loss) Income Years Ended October 31, 2008, 2007 and 2006	43
Consolidated Balance Sheets October 31, 2008 and 2007	44
Consolidated Statements of Stockholders’ Equity Years Ended October 31, 2008, 2007 and 2006	45
Consolidated Statements of Cash Flows Years Ended October 31, 2008, 2007 and 2006	46
Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Quiksilver, Inc.:
We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties during the year ended October 31, 2008 as a result of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).
As discussed in Note 18, in October 2008 the Company entered into an agreement to sell the Rossignol business and in October 2007 the Company entered into an agreement to sell its golf equipment business. The results of operations of these businesses are included in (loss) income from discontinued operations in the accompanying consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 30, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Costa Mesa, California
December 30, 2008

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended October 31, 2008, 2007 and 2006

In thousands, except per share amounts	2008	2007	2006

Revenues, net	$2,264,636	$2,047,072	$1,722,150
Cost of goods sold	1,144,050	1,062,027	909,557

Gross profit	1,120,586	985,045	812,593

Selling, general and administrative expense	915,933	782,263	648,707
Asset impairments	65,797	—	—

Operating income	138,856	202,782	163,886

Interest expense, net	45,327	46,571	41,317
Foreign currency (gain) loss	(5,761)	4,857	(291)
Minority interest and other expense	719	121	303

Income before provision for income taxes	98,571	151,233	122,557

Provision for income taxes — Note 12	33,027	34,506	33,181

Income from continuing operations	65,544	116,727	89,376
(Loss) income from discontinued operations — Note 18	(291,809)	(237,846)	3,640

Net (loss) income	$(226,265)	$(121,119)	$93,016

Income per share from continuing operations	$0.52	$0.94	$0.73
(Loss) income per share from discontinued operations — Note 18	(2.32)	(1.92)	0.03

Net (loss) income per share — Note 1	$(1.80)	$(0.98)	$0.76

Income per share from continuing operations, assuming dilution	$0.51	$0.90	$0.70
(Loss) income per share from discontinued operations, assuming dilution — Note 18	(2.25)	(1.83)	0.03

Net (loss) income per share, assuming dilution — Note 1	$(1.75)	$(0.93)	$0.73

Weighted average common shares outstanding — Note 1	125,975	123,770	122,074

Weighted average common shares outstanding, assuming dilution — Note 1	129,485	129,706	127,744

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years Ended October 31, 2008, 2007 and 2006

In thousands	2008	2007	2006

Net (loss) income	$(226,265)	$(121,119)	$93,016
Other comprehensive (loss) income:
Foreign currency translation adjustment	(111,920)	116,882	27,311
Net gain (loss) on derivative instruments, net of tax of $26,322 (2008), $10,368 (2007) and $2,101 (2006)	44,313	(21,859)	(4,309)

Comprehensive (loss) income	$(293,872)	$(26,096)	$116,018

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2008 and 2007

In thousands, except share amounts	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$53,042	$74,348
Trade accounts receivable, net — Note 3	470,059	478,049
Other receivables	70,376	37,328
Income taxes receivable	10,738	—
Inventories — Note 4	312,138	296,167
Deferred income taxes — Note 12	12,220	43,776
Prepaid expenses and other current assets	25,869	20,722
Current assets held for sale — Note 18	411,442	562,872

Total current assets	1,365,884	1,513,262

Restricted cash — Note 7	46,475	—
Fixed assets, net — Note 5	235,528	236,663
Intangible assets, net — Note 6	144,434	142,420
Goodwill — Notes 6 and 14	299,350	398,899
Other assets	39,594	42,232
Deferred income taxes long-term — Note 12	39,000	20,536
Non-current assets held for sale — Note 18	—	308,052

Total assets	$2,170,265	$2,662,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit — Note 7	$238,317	$124,634
Accounts payable	235,729	192,923
Accrued liabilities — Note 8	93,548	157,084
Current portion of long-term debt — Note 7	31,904	33,903
Income taxes payable — Note 12	—	8,850
Liabilities related to assets held for sale — Note 18	135,071	364,011

Total current liabilities	734,569	881,405

Long-term debt, net of current portion — Notes 7 and 17	790,097	698,909
Other long-term liabilities	39,607	11,313
Non-current liabilities related to assets held for sale — Notes 7 and 18	6,026	183,824

Total liabilities	1,570,299	1,775,451

Commitments and contingencies — Note 9

Stockholders’ equity — Note 10:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 185,000,000; issued shares — 130,622,566 (2008) and 128,340,538 (2007)	1,306	1,283
Additional paid-in capital	334,509	306,051
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	190,419	437,940
Accumulated other comprehensive income — Note 11	80,510	148,117

Total stockholders’ equity	599,966	886,613

Total liabilities and stockholders’ equity	$2,170,265	$2,662,064

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended October 31, 2008, 2007 and 2006

						Accumulated Other
	Common Stock		Additional Paid-in			Comprehensive	Total Stockholders’
In thousands, except share amounts	Shares	Amounts	Capital	Treasury Stock	Retained Earnings	Income (Loss)	Equity

Balance, October 31, 2005	124,093,392	$1,241	$242,284	$(6,778)	$466,043	$30,092	$732,882
Exercise of stock options	1,289,351	13	5,119	—	—	—	5,132
Tax benefit from exercise of stock options	—	—	3,976	—	—	—	3,976
Stock compensation expense	—	—	20,751	—	—	—	20,751
Restricted stock	800,000	8	(8)	—	—	—	—
Employee stock purchase plan	219,093	2	2,366	—	—	—	2,368
Net income and other comprehensive income	—	—	—	—	93,016	23,002	116,018

Balance, October 31, 2006	126,401,836	1,264	274,488	(6,778)	559,059	53,094	881,127
Exercise of stock options	1,804,515	18	10,351	—	—	—	10,369
Tax benefit from exercise of stock options	—	—	2,896	—	—	—	2,896
Stock compensation expense	—	—	17,210	—	—	—	17,210
Restricted stock	42,000	—	—	—	—	—	—
Employee stock purchase plan	92,187	1	1,106	—	—	—	1,107
Net loss and other comprehensive income	—	—	—	—	(121,119)	95,023	(26,096)

Balance, October 31, 2007	128,340,538	1,283	306,051	(6,778)	437,940	148,117	886,613
Exercise of stock options	1,828,338	18	6,719	—	—	—	6,737
Tax benefit from exercise of stock options	—	—	2,994	—	—	—	2,994
Stock compensation expense	—	—	13,002	—	—	—	13,002
Restricted stock	(103,668)	(1)	1	—	—	—	—
Employee stock purchase plan	257,178	3	1,867	—	—	—	1,870
Business acquisitions	300,180	3	3,875	—	—	—	3,878
FIN 48 liability adjustment	—	—	—	—	(21,256)	—	(21,256)
Net loss and other comprehensive loss	—	—	—	—	(226,265)	(67,607)	(293,872)

Balance, October 31, 2008	130,622,566	$1,306	$334,509	$(6,778)	$190,419	$80,510	$599,966

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2008, 2007 and 2006

In thousands	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(226,265)	$(121,119)	$93,016
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	291,809	237,846	(3,640)
Depreciation and amortization	57,231	46,852	37,851
Stock-based compensation and tax benefit on option exercises	9,588	13,234	19,962
Provision for doubtful accounts	15,948	7,790	4,075
Loss on disposal of fixed assets	350	2,479	1,554
Foreign currency (gain) loss	(2,618)	1,266	(146)
Asset impairments	65,797	—	—
Equity in earnings and minority interest	1,811	(210)	883
Deferred income taxes	(10,445)	(15,412)	(5,740)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	(16,179)	(57,217)	(39,450)
Other receivables	(7,446)	(13,030)	(7,213)
Inventories	(32,786)	(19,563)	(59,111)
Prepaid expenses and other current assets	(1,333)	988	(6,388)
Other assets	(1,776)	(3,426)	(1,055)
Accounts payable	36,961	21,650	(2,659)
Accrued liabilities and other long-term liabilities	(14,871)	43,064	(3,687)
Income taxes payable	13,688	36,657	(13,338)

Cash provided by operating activities of continuing operations	179,464	181,849	14,914
Cash used in operating activities of discontinued operations	(107,302)	(57,597)	(23,212)

Net cash provided by (used in) operating activities	72,162	124,252	(8,298)
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	2,801	5,754	2,284
Capital expenditures	(93,749)	(84,030)	(72,990)
Business acquisitions, net of acquired cash — Note 2	(31,127)	(41,257)	(33,566)
Changes in restricted cash — Note 7	(46,475)	—	—

Cash used in investing activities of continuing operations	(168,550)	(119,533)	(104,272)
Cash provided by (used in) investing activities of discontinued operations	103,811	(40,957)	(29,075)

Net cash used in investing activities	(64,739)	(160,490)	(133,347)
Cash flows from financing activities:
Borrowings on lines of credit	185,777	71,846	94,437
Payments on lines of credit	(47,161)	(17,247)	(61,103)
Borrowings on long-term debt	240,389	209,311	121,814
Payments on long-term debt	(198,793)	(101,611)	(35,141)
Stock option exercises, employee stock purchases and tax benefit on option exercises	11,602	14,253	11,212

Cash provided by financing activities of continuing operations	191,814	176,552	131,219
Cash used in financing activities of discontinued operations	(224,794)	(96,735)	(25,229)

Net cash (used in) provided by financing activities	(32,980)	79,817	105,990
Effect of exchange rate changes on cash	4,251	(6,065)	(3,109)

Net (decrease) increase in cash and cash equivalents	(21,306)	37,514	(38,764)
Cash and cash equivalents, beginning of year	74,348	36,834	75,598

Cash and cash equivalents, end of year	$53,042	$74,348	$36,834

Supplementary cash flow information:
Cash paid during the year for:
Interest	$70,023	$62,894	$50,241

Income taxes	$31,049	$17,454	$52,446

Non-cash investing and financing activities:
Deferred purchase price obligation — Note 2	$—	$26,356	$24,967

Common stock issued for business acquisitions	$3,878	$—	$—

Transfer of Rossignol debt to continuing operations	$78,322	$—	$—

See notes to consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2008, 2007 and 2006
Note 1 — Significant Accounting Policies
Company Business
Quiksilver, Inc. and its subsidiaries (the “Company”) design, produce and distribute branded apparel, footwear, accessories and related products. The Company’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its boardriding culture and heritage. The Company’s Quiksilver, Roxy, DC Shoes and Hawk brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding, and its beach and water oriented swimwear brands include Raisins, Radio Fiji and Leilani. The Company makes snowboarding equipment under its DC Shoes, Roxy, Lib Technologies, Gnu and Bent Metal labels. The Company’s products are sold in over 90 countries in a wide range of distribution channels, including surf shops, skateboard shops, snowboard shops, its proprietary concept stores, other specialty stores and select department stores. Distribution is primarily in the United States, Europe and Australia.
In August 2008, the Company received a binding offer for its Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange, and completed this sale transaction in November 2008. The Company classified its Rossignol business, including both wintersports equipment and related apparel, as discontinued operations. The Rossignol business assets and related liabilities are classified as held for sale, and the operations are classified as discontinued, for all periods presented.
In October 2007, the Company entered into an agreement to sell its golf equipment business. This transaction was completed in December 2007. The golf equipment business assets and related liabilities are classified as held for sale, and the operations are classified as discontinued, for all periods presented.
The Company is highly leveraged; however, management believes that its cash flow from operations, together with its existing credit facilities will be adequate to fund the Company’s capital requirements for at least the next twelve months. The Company believes that its short-term uncommitted lines of credit will continue to be made available. If these lines of credit are not made available, then the Company could be adversely affected. Additionally, the Company is currently evaluating potential financing alternatives and plans to seek additional financing which includes refinancing short-term uncommitted lines of credit in Europe and Asia/Pacific. In connection with these planned refinancings, the Company may be required to pledge certain assets as collateral. Potential sources of alternative financing include existing lenders (for longer term financing), asset sales, and the broader capital markets. Management believes that it can obtain this additional financing needed to improve the maturities of the Company’s debt, reduce the amount of the Company’s short-term uncommitted lines of credit and better position the Company for the long term. The availability and cost of new financing is subject to certain risks and could be adversely affected by current credit and capital market conditions.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including Pilot, SAS and subsidiaries (“Quiksilver Europe”), and Quiksilver Australia Pty Ltd. and subsidiaries (“Quiksilver Asia/Pacific” and “Quiksilver International”). Intercompany accounts and transactions have been eliminated in consolidation.
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
Long-Lived Assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company recorded approximately $10.4 million in fixed asset impairments in continuing operations as of October 31, 2008 and had previously determined that there was no impairment loss in continuing operations as of October 31, 2007 and 2006.
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by SFAS No. 142 which includes assumptions such as growth and discount rates. The Company recorded approximately $55.4 million in goodwill impairment in continuing operations as of October 31, 2008. The Company had previously determined that there was no impairment loss in continuing operations as of October 31, 2007 or 2006.
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
Revenues in the Consolidated Statements of Operations include the following:

	Year Ended October 31,
In thousands	2008	2007	2006
Product shipments, net	$2,254,245	$2,040,289	$1,717,741
Royalty income	10,391	6,783	4,409

	$2,264,636	$2,047,072	$1,722,150

Promotion and Advertising
The Company’s promotion and advertising efforts include athlete sponsorships, world-class boardriding contests, magazine advertisements, retail signage, television programs, co-branded products, surf camps, skate park tours and other events. For the fiscal years ended October 31, 2008, 2007 and 2006, these expenses totaled $122.1 million, $102.9 million and $96.1 million, respectively. Advertising costs are expensed when incurred.
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
On November 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”). This pronouncement clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.
Stock-Based Compensation Expense
The Company recognizes compensation expense for all stock-based payments net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. For option valuation, the Company determines the fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates.
Net (Loss) Income per Share
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options computed using the treasury stock method. For the years ended October 31, 2008, 2007 and 2006, the weighted average common shares outstanding, assuming dilution, includes 3,510,000, 5,936,000 and 5,670,000, respectively, of dilutive stock options and restricted stock.
Foreign Currency and Derivatives
The Company’s reporting currency is the U.S. dollar, while Quiksilver Europe’s functional currencies are primarily the euro and the British pound, and Quiksilver Asia/Pacific’s functional currencies are primarily the Australian dollar and the Japanese yen. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.
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

Comprehensive (Loss) Income
Comprehensive (loss) income includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s Consolidated Statements of Comprehensive (Loss) Income include net (loss) income and foreign currency adjustments that arise from the translation of the financial statements of Quiksilver Europe, Rossignol’s foreign businesses and Quiksilver Asia/Pacific into U.S. dollars and fair value gains and losses on certain derivative instruments.
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
New Accounting Pronouncements
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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the Company’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted this standard during the fiscal year ended October 31, 2008. The cumulative effect of adoption of this interpretation was a $21.3 million reduction of retained earnings.
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
Note 2 — Business Acquisitions
In connection with certain business acquisitions, the Company paid cash of approximately $31.1 million, $41.3 million and $33.6 million during the years ended October 31, 2008, 2007 and 2006, respectively, of which $19.2 million, $20.2 million and $5.0 million for those same years relates to payments to the former owners of DC Shoes, Inc. in connection with the achievement of certain sales and earnings targets. The remaining $11.9 million, $21.1 million and $28.6 million for the years ended October 31, 2008, 2007 and 2006 relate primarily to insignificant acquisitions of certain distributors, licensees and retail store locations.
Effective June 1, 2008, the Company acquired an additional 29% of Quiksilver Brazil for an aggregate purchase price of approximately $7.7 million, which included 300,180 shares of its common stock and approximately $3.9 million in cash. As a result of this transaction, the Company increased its ownership in Quiksilver Brazil to 51%.
Note 3 — Allowance for Doubtful Accounts
The allowance for doubtful accounts, which includes bad debts and returns and allowances, consists of the following:

	Year Ended October 31,
In thousands	2008	2007	2006
Balance, beginning of year	$21,100	$15,758	$12,557
Provision for doubtful accounts	15,948	7,790	4,075
Deductions	(5,717)	(2,448)	(874)

Balance, end of year	$31,331	$21,100	$15,758

The provision for doubtful accounts represents charges to selling, general and administrative expense for estimated bad debts, whereas the provision for returns and allowances is reported as a reduction of revenues.

Note 4 — Inventories
Inventories consist of the following:

	October 31,
In thousands	2008	2007
Raw materials	$9,156	$10,158
Work in process	7,743	5,164
Finished goods	295,239	280,845

	$312,138	$296,167

Note 5 — Fixed Assets
Fixed assets consist of the following:

	October 31,
In thousands	2008	2007
Furniture and other equipment	$178,200	$179,387
Computer equipment	103,472	85,922
Leasehold improvements	134,320	108,864
Land use rights	38,508	46,306
Land and buildings	4,600	5,476

	459,100	425,955
Accumulated depreciation and amortization	(223,572)	(189,292)

	$235,528	$236,663

During the three months ended October 31, 2008, the Company recorded approximately $10.4 million in fixed asset impairments in continuing operations, primarily related to impairment of leasehold improvements on certain underperforming U.S. retail stores. These stores were not generating positive cash flow and are not expected to become profitable in the future. As a result, the Company is working to close these stores as soon as possible. Any charges associated with future rent commitments will be charged to future earnings upon store closure.
Note 6 — Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	October 31,
	2008			2007
In thousands	Gross Amount	Amortization	Net Book Value	Gross Amount	Amortization	Net Book Value
Amortizable trademarks	$18,976	$(5,559)	$13,417	$15,220	$(4,350)	$10,870
Amortizable licenses	9,103	(5,386)	3,717	12,354	(6,074)	6,280
Other amortizable intangibles	8,103	(3,942)	4,161	6,482	(3,556)	2,926
Non-amortizable trademarks	123,139	—	123,139	122,344	—	122,344

	$159,321	$(14,887)	$144,434	$156,400	$(13,980)	$142,420

As of October 31, 2008 and in connection with its annual goodwill impairment test, the Company remeasured the value of its intangible assets in accordance with SFAS No. 142 and noted that the carrying value of assets of its Asia/Pacific segment were in excess of its estimated fair value. As a result, the Company recorded related goodwill impairment charges of approximately $55.4 million during the three months ended October 31, 2008. The fair value of assets was estimated using a combination of a discounted cash flow and market approach. The value implied by the test was affected by (1) reduced future cash flows expected for the Asia/Pacific segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The discount rates applied and current estimates of market values have been affected by the recent macro-economic conditions, contributing to the estimated decline in value. Goodwill in the Asia/Pacific segment arose primarily from the acquisition of the Australian and Japanese distributors in fiscal 2003, including subsequent earnout payments to the former owners of these businesses, and the acquisition of certain Australian retail store locations in fiscal 2005.
The change in non-amortizable trademarks is due primarily to foreign exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. These amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the fiscal years ended October 31, 2008, 2007 and 2006 was $2.9 million, $2.6 million and $2.4 million, respectively. Annual amortization expense, based on the Company’s amortizable intangible assets as of October 31, 2008, is estimated to be approximately $3.1 million in the fiscal years ending October 31, 2009 through 2012 and approximately $2.0 million in the fiscal year ending October 31, 2013.
Goodwill arose primarily from the acquisitions of Quiksilver Europe, Quiksilver Asia/Pacific and DC. Goodwill decreased approximately $99.5 million during the fiscal year ended October 31, 2008, which includes a $55.4 million goodwill impairment in the Asia/Pacific segment. The remaining decrease was primarily due to $49.4 million related to foreign exchange fluctuations, which was partially offset by an increase to goodwill of approximately $5.3 million primarily related to other insignificant acquisitions. Goodwill increased $70.3 million during the fiscal year ended October 31, 2007, with approximately $16.9 million related to the DC acquisition, $31.3 million related to foreign exchange fluctuations, and $22.1 million primarily related to other insignificant acquisitions.
Note 7 — Lines of Credit and Long-term Debt
A summary of lines of credit and long-term debt is as follows:

	October 31,
In thousands	2008	2007
European short-term credit arrangements	$187,309	$78,020
Asia/Pacific short-term lines of credit	51,008	46,614
Americas Credit Facility	142,500	129,700
Americas long-term debt	—	—
European long-term debt	172,907	142,400
European Credit Facility	47,218	—
Senior Notes	400,000	400,000
Deferred purchase price obligation	41,922	43,649
Capital lease obligations and other borrowings	17,454	17,063

	$1,060,318	$857,446

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
The Senior Notes indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If the Company experiences a change of control (as defined in the indenture), it will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. As of October 31, 2008, the Company was in compliance with these covenants. In addition, the Company has approximately $8.4 million in unamortized debt issuance costs included in other assets as of October 31, 2008.
In April 2005, the Company entered into a credit facility, which was subsequently amended (the “Credit Facility”). The Credit Facility expires April 2010 and provides for a secured revolving line of credit of up to $300 million (with a Company option to expand the facility to $350 million under certain conditions). In connection with the closing of the Rossignol sale in November 2008, the Credit Facility was amended to, among other things, increase the interest on borrowings, limit the Company’s ability to transfer money to foreign subsidiaries and grant the lender a security interest in certain trademarks and copyrights. The Credit Facility bears interest based on either LIBOR or an alternate base rate plus an applicable margin. The margin on the LIBOR rate is fixed at LIBOR plus 350 basis points. The weighted average interest rate at October 31, 2008 was 4.4%. The Credit Facility includes a $125.0 million sublimit for letters of credit and a $35 million sublimit for borrowings in certain foreign currencies. As of October 31, 2008, $142.5 million was outstanding under the Credit Facility, in addition to outstanding letters of credit of $51.1 million.
The borrowing base is limited to certain percentages of the eligible accounts receivable and inventory from participating subsidiaries. The Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on: incurrence of additional debt and guarantees of indebtedness; creation of liens; mergers, consolidations or sales of substantially all of the Company’s assets; sales or other dispositions of assets; distributions or dividends and repurchases of the Company’s common stock; restricted payments, including without limitation, certain restricted investments; engaging in transactions with non-participating subsidiaries of the Company and; sale and leaseback transactions. The Company’s United States assets and a portion of the stock of QS Holdings, SARL, a wholly-owned international subsidiary, have been pledged as collateral to secure the Company’s indebtedness under the Credit Facility. As of October 31, 2008, the Company was in compliance with such covenants.
Quiksilver Europe has uncommitted revolving lines of credit with banks that provide up to $224.9 million for cash borrowings and letters of credit. At October 31, 2008, these lines of credit bore interest at an average rate of 4.5%, and $115.5 million was outstanding in addition to outstanding letters of credit of $28.3 million. The lines of credit are generally payable upon 60 days notice, will be reviewed by the banks on various dates in 2009, and the Company believes that these lines of credit will continue to be available through at least the next year, unless replaced by other financing.
In Europe, the Company has a committed short-term credit facility due to be repaid in March 2009. Amounts due under this credit facility total $71.8 million and bear interest at a rate of Euribor plus 0.8% (5.2% as of October 31, 2008).
Quiksilver Europe also entered into a $130.5 million secured financing facility which expires in August 2011. Under this facility, Quiksilver Europe may borrow up to $130.5 million based upon the amount of accounts receivable that are pledged to the lender to secure the debt. Outstanding borrowings under this facility accrue interest at a rate of Euribor plus a margin of 0.55%. As of October 31, 2008, the Company had approximately $47.2 million of borrowings outstanding under this facility.
Quiksilver Asia/Pacific has uncommitted revolving lines of credit with banks that provide up to $81.0 million for cash borrowings and letters of credit. These lines of credit are generally payable on demand, will be reviewed by the banks on various dates through 2009, and the Company believes these lines of credit will continue to be available. The amount outstanding on these lines of credit at October 31, 2008 was $51.0 million in addition to outstanding letters of credit of $9.1 million at an average interest rate of 2.5%.

These lines of credit and agreements in Quiksilver Americas, Europe and Asia/Pacific allow for total maximum cash borrowings and letters of credit of $808.2 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $428.0 million of borrowings drawn on these lines of credit as of October 31, 2008, and letters of credit issued at that time totaled $88.5 million. The amount of availability for borrowings under these lines as of October 31, 2008 was $155.1 million of which $105.1 million was committed. Of this $105.1 million in committed capacity, $73.9 million can also be used for letters of credit. In addition to the $155.1 million of availability for borrowings, the Company also had $52.6 million in additional capacity for letters of credit in Europe and Asia/Pacific as of October 31, 2008.
Quiksilver Europe has $172.9 million of long-term debt as of October 31, 2008. At October 31, 2008, the overall weighted average interest rate on this long-term debt was 4.8%. Principal and interest payments are required either monthly, quarterly or annually, and the loans are due at various dates through 2013.
As part of the acquisition of Rossignol, the Company deferred a portion of the purchase price. This deferred purchase price obligation is expected to be paid in 2010 and accrues interest equal to the 3-month Euribor plus 2.35% (7.1% as of October 31, 2008) and is denominated in euros. The carrying amount of the obligation fluctuates based on changes in the exchange rate between euros and U.S. dollars. The Company has a cash collateralized guarantee to the former owner of Rossignol of $46.5 million. The cash related to this guarantee is classified as restricted cash on the balance sheet as of October 31, 2008. As of October 31, 2008, the deferred purchase price obligation totaled $41.9 million.
Quiksilver Europe and Asia/Pacific also have approximately $17.5 million in capital leases and other borrowings as of October 31, 2008.
Principal payments on long-term debt are due approximately as follows (in thousands):

2009	$31,904
2010	284,403
2011	81,946
2012	20,227
2013	3,521
Thereafter	400,000

$822,001

The estimated fair values of the Company’s lines of credit and long-term debt are as follows (in thousands):

	October 31, 2008
	Carrying Amount	Fair Value
Lines of credit	$238,317	$238,317
Long-term debt	822,001	622,001

	$1,060,318	$860,318

Note 8 — Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	October 31,
	2008	2007
Accrued employee compensation and benefits	$44,405	$46,220
Accrued sales and payroll taxes	8,658	11,236
Derivative liability	—	38,438
Accrued interest	2,784	7,448
Amounts payable for business acquisitions	—	31,518
Other liabilities	37,701	22,224

	$93,548	$157,084

Note 9 — Commitments and Contingencies
Operating Leases
The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2008 (in thousands):

2009	$82,247
2010	79,018
2011	70,481
2012	61,944
2013	52,308
Thereafter	145,113

$491,111

Total rent expense was $103.2 million, $77.0 million and $58.9 million for the years ended October 31, 2008, 2007 and 2006, respectively.
Professional Athlete Sponsorships
The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding and windsurfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of October 31, 2008 (in thousands):

2009	$17,506
2010	6,992
2011	4,041
2012	2,373
2013	600
Thereafter	500

$32,012

Litigation
The Company is involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition or results of operations or cash flows.

Indemnities and Guarantees
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.
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
Changes in shares under option are summarized as follows:

	Year Ended October 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
In thousands	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	17,311,049	$9.30	18,135,699	$8.61	17,366,457	$7.63
Granted	1,310,000	8.99	1,247,051	15.19	2,338,300	13.67
Exercised	(1,828,338)	3.69	(1,804,515)	5.74	(1,289,351)	3.99
Canceled	(890,136)	8.55	(267,186)	13.48	(279,707)	11.70

Outstanding, end of year	15,902,575	9.97	17,311,049	9.30	18,135,699	8.61

Options exercisable, end of year	12,251,796	9.19	12,395,513	7.56	11,177,173	6.29

The aggregate intrinsic value of options exercised, outstanding and exercisable as of October 31, 2008 is $10.0 million, $0 and $0, respectively. The weighted average life of options outstanding and exercisable as of October 31, 2008 is 5.5 and 4.8 years, respectively.

Outstanding stock options at October 31, 2008 consist of the following:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
		(Years)
$2.98 - $4.47	2,451,456	2.2	$3.56	2,451,456	$3.56
$4.48 - $5.96	714,676	2.3	4.78	714,676	4.78
$5.97 - $7.44	1,676,007	4.1	6.66	1,676,007	6.66
$7.45 - $8.93	2,510,667	5.1	8.57	2,445,667	8.58
$8.94 - $10.42	1,243,000	9.2	9.03	45,000	9.77
$10.43 - $11.90	781,668	5.5	11.09	780,001	11.09
$11.91 - $13.39	135,000	7.9	12.67	64,997	12.49
$13.40 - $14.87	5,141,101	6.6	14.10	3,571,687	14.14
$14.88 - $16.36	1,249,000	7.9	15.68	502,305	15.88

	15,902,575	5.5	9.97	12,251,796	9.19

Changes in non-vested shares under option for the year ended October 31, 2008 are as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, beginning of year	4,915,536	$6.71
Granted	1,310,000	3.85
Vested	(2,478,186)	6.43
Canceled	(96,571)	6.54

Non-vested, end of year	3,650,779	5.88

Of the 3.7 million non-vested shares under option as of October 31, 2008, approximately 3.1 million are expected to vest over the life of these non-vested options.
As of October 31, 2008, there were 1,752,177 shares of common stock that were available for future grant. Of these shares, 481,668 were available for issuance of restricted stock.
The Company uses the Black-Scholes option-pricing model to value stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2008, 2007 and 2006, assuming risk-free interest rates of 3.0%, 4.8% and 4.5%, respectively; volatility of 40.8%, 43.0% and 44.9%, respectively; zero dividend yield; and expected lives of 5.7, 5.6 and 5.2 years, respectively. The weighted average fair value of options granted was $3.85, $7.16 and $6.32 for the years ended October 31, 2008, 2007 and 2006, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of October 31, 2008, the Company had approximately $5.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.5 years. Compensation expense was included as selling, general and administrative expense for fiscal 2008, 2007 and 2006.

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
Changes in restricted stock are as follows:

	Year Ended October 31,
	2008	2007	2006

Outstanding, beginning of year	842,000	800,000	—
Granted	330,000	87,000	800,000
Vested	(17,329)	—	—
Forfeited	(433,668)	(45,000)	—

Outstanding, end of year	721,003	842,000	800,000

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of October 31, 2008, there had been no acceleration of the amortization period. As of October 31, 2008, the Company had approximately $7.7 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.7 years.
The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees who have at least five months of service with the Company. Since the adoption of SFAS 123(R), compensation expense has been recognized for shares issued under the ESPP plan. During the years ended October 31, 2008, 2007 and 2006, 257,178, 92,187 and 219,093 shares of stock were issued under the plan with proceeds to the Company of $1.9 million, $1.1 million and $2.4 million, respectively.
During the years ended October 31, 2008, 2007 and 2006, the Company recognized total compensation expense related to options, restricted stock and ESPP shares of approximately $12.0 million, $16.1 million and $20.0 million, respectively.
Note 11 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	October 31,
In thousands	2008	2007
Foreign currency translation adjustment	$60,003	$171,923
Gain (loss) on cash flow hedges	20,507	(23,806)

	$80,510	$148,117

Note 12 — Income Taxes
A summary of the provision for income taxes from continuing operations is as follows:

	Year Ended October 31,
In thousands	2008	2007	2006

Current:
Federal	$(1,876)	$(597)	$5,081
State	(572)	399	95
Foreign	45,920	49,789	33,989

	43,472	49,591	39,165

Deferred:
Federal	(8,070)	(5,103)	(1,538)
State	(1,980)	(770)	(468)
Foreign	(395)	(9,212)	(3,978)

	(10,445)	(15,085)	(5,984)

Provision for income taxes	$33,027	$34,506	$33,181

A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Year Ended October 31,
	2008	2007	2006

Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(1.2)	0.2	(0.1)
Foreign tax rate differential	(8.1)	(8.7)	(8.1)
Foreign tax exempt income	(9.0)	(5.3)	(6.0)
Repatriation of foreign earnings, net of credits	0.7	0.4	5.4
Goodwill impairment	19.7	—	—
Stock-based compensation	1.6	1.2	1.5
Uncertain tax positions	(5.7)	1.3	0.1
Other	0.5	(1.3)	(0.7)

Effective income tax rate	33.5%	22.8%	27.1%

The components of net deferred income taxes are as follows:

	Year Ended October 31,
In thousands	2008	2007
Deferred income tax assets:
Allowance for doubtful accounts	$13,176	$6,912
Depreciation and amortization	6,467	—
Other comprehensive income	—	34,946
Tax loss carryforwards	113,655	3,206
Accruals and other	55,133	46,021
Basis difference in Rossignol investment	147,621	—

	336,052	91,085

Deferred income tax liabilities:
Depreciation and amortization	—	(1,073)
Other comprehensive income	(8,689)	—
Basis difference in receivables due from Rossignol	(111,845)	—
Intangibles	(25,633)	(25,200)

	(146,167)	(26,273)

Deferred income taxes	189,885	64,812

Valuation allowance	(138,665)	(500)

Net deferred income taxes	$51,220	$64,312

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.
Income before provision for income taxes from continuing operations includes $138.9 million, $172.3 million and $134.9 million of income from foreign jurisdictions for the fiscal years ended October 31, 2008, 2007 and 2006, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. As of October 31, 2008, foreign earnings earmarked for permanent reinvestment totaled approximately $475 million.
As of October 31, 2008, the Company has recorded a deferred tax asset of approximately $147.6 million resulting from a book to tax basis difference on its investment in Rossignol that is not yet realized, pending the final sale. A related valuation allowance of approximately $132.0 million is recorded to recognize the portion of the deferred tax asset that the Company does not expect to realize. The Company also recorded tax loss carryforwards of approximately $111.8 million which remain unrecognized, pending the sale of Rossignol. Upon sale, the Company expects to release a deferred tax liability of the same amount related to these tax loss carryforwards, effectively recognizing the benefit during the three months ending January 31, 2009. In total, the disposition of Rossignol is expected to generate a tax benefit of approximately $91.0 million during the three months ending January 31, 2009.
As of October 31, 2008, the Company has state net operating loss carryforwards of approximately $6.4 million, which will expire on various dates through 2028. In addition, the Company has foreign tax loss carryforwards of approximately $424 million for the year ended October 31, 2008. Approximately $357 million will be carried forward until fully utilized, with the remaining $67 million expiring on various dates through 2028. Approximately $87 million of foreign tax loss carryforwards and $3.9 million of state net operating loss carryforwards relate to assets held for sale.
On November 1, 2007, the Company adopted FIN 48. As a result of the adoption of FIN 48, the Company recognized a $21.3 million reduction in retained earnings upon adoption. This adjustment consisted of an increase in the Company’s liability for unrecognized tax benefits of $30.4 million partially offset by an increase to the Company’s deferred tax assets of $2.0 million and an increase in the Company’s taxes receivable of $7.1 million. The total balance of unrecognized tax benefits, including interest and penalties of $7.8 million, was $37.4 million as of November 1, 2007.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest and penalties and related tax carryforwards):

In thousands	Total
Balance at November 1, 2007	$29,552
Gross increases related to prior year tax positions	2,759
Gross increases related to current year tax positions	7,888
Settlements	(6,770)
Lapse in statute of limitation	(4,700)
Foreign exchange and other	(3,234)

Balance at October 31, 2008	$25,495

If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately $22.7 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate.
The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations. During the fiscal year ended October 31, 2008, the Company recorded a net benefit in tax expense of $2.2 million relating to interest and penalties, and as of October 31, 2008, the Company had recognized a liability for interest and penalties of $6.7 million.
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $1.8 million to an increase of the liability of $8.2 million, excluding penalties and interest.
The Company completed a federal tax audit in the United States for fiscal years ending in 2004 and 2005 and remains subject to exam for years thereafter. The Company’s significant foreign tax jurisdictions, including France, Australia and Canada, are subject to normal and regular examination for various years generally beginning in fiscal year 2000. The Company is currently under examination in Australia and Canada for fiscal years ending through 2006.
Note 13 — Employee Plans
The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and, in some instances, periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company made contributions of zero, $1.0 million and $0.9 million to the 401(k) Plan for the years ended October 31, 2008, 2007 and 2006, respectively.
Employees of the Company’s French subsidiary, Na Pali SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law. Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and vest with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $3.4 million, $4.1 million and $2.1 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2008, 2007 and 2006, respectively.
Note 14 — Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounts for less than 4% of its net revenues from continuing operations.
The Company produces different product lines within each geographical segment. The percentages of revenues attributable to each product line are as follows:

	Percentage of Revenues
	2008	2007	2006
Apparel	65%	66%	69%
Footwear	20	18	16
Accessories	15	16	15

	100%	100%	100%

Information related to the Company’s operating segments is as follows:

	Year Ended October 31,
In thousands	2008	2007	2006
Revenues, net:
Americas	$1,061,370	$995,801	$831,583
Europe	933,119	803,395	660,127
Asia/Pacific	265,067	243,064	225,128
Corporate operations	5,080	4,812	5,312

Consolidated	$2,264,636	$2,047,072	$1,722,150

Gross profit:
Americas	$445,381	$418,021	$344,842
Europe	532,034	442,923	355,132
Asia/Pacific	140,168	120,411	110,375
Corporate operations	3,003	3,690	2,244

Consolidated	$1,120,586	$985,045	$812,593

SG&A expense:
Americas	$371,958	$311,757	$254,029
Europe	380,374	316,867	253,408
Asia/Pacific	117,219	100,922	88,918
Corporate operations	46,382	52,717	52,352

Consolidated	$915,933	$782,263	$648,707

Asset impairments:
Americas	$9,317	$—	$—
Europe	692	—	—
Asia/Pacific	55,788	—	—
Corporate operations	—	—	—

Consolidated	$65,797	$—	$—

Operating income (loss):
Americas	$64,106	$106,264	$90,813
Europe	150,968	126,056	101,724
Asia/Pacific	(32,839)	19,489	21,457
Corporate operations	(43,379)	(49,027)	(50,108)

Consolidated	$138,856	$202,782	$163,886

Identifiable assets:
Americas	$841,318	$908,435	$796,427
Europe	1,026,268	1,307,738	1,266,813
Asia/Pacific	247,480	390,338	333,464
Corporate operations	55,199	55,553	50,674

Consolidated	$2,170,265	$2,662,064	$2,447,378

Goodwill:
Americas	$76,124	$73,709	$66,813
Europe	167,814	179,012	146,295
Asia/Pacific	55,412	146,178	115,513

Consolidated	$299,350	$398,899	$328,621

France accounted for 30.6%, 33.0% and 34.7% of European net sales to unaffiliated customers for the years ended October 31, 2008, 2007 and 2006, respectively, while Spain accounted for 20.2%, 20.3% and 19.3%, respectively, and the United Kingdom accounted for 11.4%, 14.9% and 15.0%, respectively. Identifiable assets in the United States totaled $762.0 million as of October 31, 2008.

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
Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $2.8 million was recognized related to these types of contracts during fiscal 2008, all of which is classified in discontinued operations. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2008, the Company was hedging transactions expected to occur through September 2010. Assuming exchange rates at October 31, 2008 remain constant, $20.5 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 23 months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net losses (gains) of $23.8 million, $8.3 million and $(0.8) million during the fiscal years ended October 31, 2008, 2007 and 2006, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to credit losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

A summary of derivative contracts at October 31, 2008 is as follows:

In thousands	Notional Amount	Maturity	Fair Value
United States dollar	$315,449	Nov. 2008 — Sept. 2010	$33,523
Swiss franc	6,184	Nov. 2008 — Oct. 2009	(131)
Japanese yen	4,823	Dec. 2008	96
Canadian dollar	4,203	Dec. 2008	—
Interest rate instruments	11,749	Sept. 2009	15

	$342,408		$33,503

Note 16 — Quarterly Financial Data (Unaudited)
A summary of quarterly financial data (unaudited) is as follows:

	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31
Year ended October 31, 2008
Revenues, net	$496,581	$596,280	$564,876	$606,899
Gross profit	243,524	300,342	284,829	291,891
Income (loss) from continuing operations	7,570	38,725	33,073	(13,824)
(Loss) income from discontinued operations	(29,510)	(244,949)	(30,219)	12,869
Net (loss) income	(21,940)	(206,224)	2,854	(955)
Income (loss) per share from continuing operations, assuming dilution	0.06	0.30	0.25	(0.11)
(Loss) income per share from discontinued operations, assuming dilution	(0.24)	(1.88)	(0.23)	0.10
Net (loss) income per share, assuming dilution	(0.18)	(1.59)	0.02	(0.01)
Trade accounts receivable	402,536	473,032	491,369	470,059
Inventories	364,362	304,059	358,646	312,138

Year ended October 31, 2007
Revenues, net	$410,854	$520,359	$528,591	$587,268
Gross profit	195,080	249,382	252,079	288,504
Income from continuing operations	4,672	32,419	35,702	43,934
Loss from discontinued operations	(2,197)	(37,219)	(43,569)	(154,861)
Net income (loss)	2,475	(4,800)	(7,867)	(110,927)
Income per share from continuing operations, assuming dilution	0.04	0.25	0.28	0.34
Loss per share from discontinued operations, assuming dilution	(0.02)	(0.29)	(0.34)	(1.19)
Net income (loss) per share, assuming dilution	0.02	(0.04)	(0.06)	(0.85)
Trade accounts receivable	323,264	421,280	445,469	478,049
Inventories	321,534	274,580	315,054	296,167

Note 17 — Condensed Consolidating Financial Information
In December 2005, the Company completed an exchange offer to exchange its Senior Notes for publicly registered notes with identical terms. Obligations under the Company’s Senior Notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries.
The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2008 and 2007 and for the years ended October 31, 2008, 2007 and 2006. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has adjusted certain prior year amounts in the current year’s presentation for prior periods to properly reflect the Company’s investment in its subsidiaries under the equity method of accounting as required by Regulation S-X, Rule 3-10.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2008

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenues, net	$116	$927,971	$1,382,879	$(46,330)	$2,264,636
Cost of goods sold	—	521,833	636,627	(14,410)	1,144,050

Gross profit	116	406,138	746,252	(31,920)	1,120,586

Selling, general and administrative expense	59,739	345,451	553,608	(42,865)	915,933
Asset impairments	—	9,317	56,480	—	65,797

Operating (loss) income	(59,623)	51,370	136,164	10,945	138,856

Interest expense (income), net	47,512	377	(2,562)	—	45,327
Foreign currency (gain) loss	(1,505)	(5,674)	1,418	—	(5,761)
Minority interest, equity in earnings and other expense (income)	134,831	350	369	(134,831)	719

(Loss) income before (benefit) provision for income taxes	(240,461)	56,317	136,939	145,776	98,571

(Benefit) provision for income taxes	(14,986)	2,488	45,525	—	33,027

(Loss) income from continuing operations	(225,475)	53,829	91,414	145,776	65,544
Loss from discontinued operations	(790)	(22,723)	(255,976)	(12,320)	(291,809)

Net (loss) income	$(226,265)	$31,106	$(164,562)	$133,456	$(226,265)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2007

			Non-
	Quiksilver, Inc.	Guarantor	Guarantor	Eliminations
In thousands	(adjusted)	Subsidiaries	Subsidiaries	(adjusted)	Consolidated

Revenues, net	$19	$893,969	$1,196,874	$(43,790)	$2,047,072
Cost of goods sold	—	525,839	550,977	(14,789)	1,062,027

Gross profit	19	368,130	645,897	(29,001)	985,045

Selling, general and administrative expense	52,955	260,140	497,158	(27,990)	782,263

Operating (loss) income	(52,936)	107,990	148,739	(1,011)	202,782

Interest expense, net	43,480	2,202	889	—	46,571
Foreign currency loss	3,008	1,579	270	—	4,857
Minority interest, equity in earnings and other expense (income)	33,388	(73)	194	(33,388)	121

(Loss) income before (benefit) provision for income taxes	(132,812)	104,282	147,386	32,377	151,233

(Benefit) provision for income taxes	(16,066)	9,996	40,576	—	34,506

(Loss) income from continuing operations	(116,746)	94,286	106,810	32,377	116,727
(Loss) income from discontinued operations	(4,373)	(61,578)	(172,222)	327	(237,846)

Net (loss) income	$(121,119)	$32,708	$(65,412)	$32,704	$(121,119)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2006

			Non-
	Quiksilver, Inc.	Guarantor	Guarantor	Eliminations
In thousands	(adjusted)	Subsidiaries	Subsidiaries	(adjusted)	Consolidated

Revenues, net	$592	$781,777	$976,829	$(37,048)	$1,722,150
Cost of goods sold	—	464,919	455,422	(10,784)	909,557

Gross profit	592	316,858	521,407	(26,264)	812,593

Selling, general and administrative expense	47,168	243,290	383,077	(24,828)	648,707

Operating (loss) income	(46,576)	73,568	138,330	(1,436)	163,886

Interest expense, net	38,301	1,682	1,334	—	41,317
Foreign currency (gain) loss	(730)	87	352	—	(291)
Minority interest, equity in earnings and other (income) expense	(156,404)	—	303	156,404	303

Income (loss) before (benefit) provision for income taxes	72,257	71,799	136,341	(157,840)	122,557

(Benefit) provision for income taxes	(23,210)	26,671	29,720	—	33,181

Income (loss) from continuing operations	95,467	45,128	106,621	(157,840)	89,376
(Loss) income from discontinued operations	(2,451)	306	4,889	896	3,640

Net income (loss)	$93,016	$45,434	$111,510	$(156,944)	$93,016

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2008

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Elimination	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$18	$2,666	$50,358	$—	$53,042
Trade accounts receivable, net	—	214,033	256,026	—	470,059
Other receivables	866	9,824	59,686	—	70,376
Income taxes receivable	—	2,859	7,879	—	10,738
Inventories	—	134,812	178,738	(1,412)	312,138
Deferred income taxes	—	21,560	(9,340)	—	12,220
Prepaid expenses and other current assets	6,019	8,773	11,077	—	25,869
Current assets held for sale	—	70,367	341,075	—	411,442

Total current assets	6,903	464,894	895,499	(1,412)	1,365,884
Restricted cash	—	—	46,475	—	46,475
Fixed assets, net	5,775	96,686	133,067	—	235,528
Intangible assets, net	2,754	51,113	90,567	—	144,434
Goodwill	—	117,235	182,115	—	299,350
Investment in subsidiaries	1,185,761	—	—	(1,185,761)	—
Other assets	9,300	3,387	26,907	—	39,594
Deferred income taxes long-term	—	3,992	35,008	—	39,000
Non-current assets held for sale	—	—	—	—	—

Total assets	$1,210,493	$737,307	$1,409,638	$(1,187,173)	$2,170,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$238,317	$—	$238,317
Accounts payable	5,121	102,987	127,621	—	235,729
Accrued liabilities	18,436	17,455	57,657	—	93,548
Current portion of long-term debt	—	2,061	29,843	—	31,904
Intercompany balances	186,970	(122,584)	(64,386)	—	—
Current liabilities related to assets held for sale	—	35,398	99,673	—	135,071

Total current liabilities	210,527	35,317	488,725	—	734,569
Long-term debt, net of current portion	400,000	143,501	246,596	—	790,097
Other long-term liabilities	—	29,882	9,725	—	39,607
Non-current liabilities related to assets held for sale	—	—	6,026	—	6,026

Total liabilities	610,527	208,700	751,072	—	1,570,299
Stockholders’/invested equity	599,966	528,607	658,566	(1,187,173)	599,966

Total liabilities and stockholders’ equity	$1,210,493	$737,307	$1,409,638	$(1,187,173)	$2,170,265

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2007

			Non-
	Quiksilver, Inc.	Guarantor	Guarantor	Eliminations
In thousands	(adjusted)	Subsidiaries	Subsidiaries	(adjusted)	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$12	$13,254	$61,082	$—	$74,348
Trade accounts receivable, net	—	199,606	278,443	—	478,049
Other receivables	775	13,035	23,518	—	37,328
Inventories	—	129,568	167,895	(1,296)	296,167
Deferred income taxes	—	17,192	26,584	—	43,776
Prepaid expenses and other current assets	1,596	7,358	11,768	—	20,722
Current assets held for sale	—	126,823	437,070	(1,021)	562,872

Total current assets	2,383	506,836	1,006,360	(2,317)	1,513,262
Fixed assets, net	6,959	97,856	131,848	—	236,663
Intangible assets, net	2,626	47,282	92,512	—	142,420
Goodwill	—	175,049	223,850	—	398,899
Investment in subsidiaries	1,465,251	—	—	(1,465,251)	—
Other assets	10,120	5,941	26,171	—	42,232
Deferred income taxes long-term	—	7,352	13,184	—	20,536
Non-current assets held for sale	—	27,040	281,012	—	308,052

Total assets	$1,487,339	$867,356	$1,774,937	$(1,467,568)	$2,662,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$124,634	$—	$124,634
Accounts payable	2,086	73,773	117,064	—	192,923
Accrued liabilities	20,287	38,503	98,294	—	157,084
Current portion of long-term debt	—	—	33,903	—	33,903
Income taxes payable	—	5,769	3,081	—	8,850
Intercompany balances	178,353	(72,601)	(105,752)	—	—
Current liabilities related to assets held for sale	—	111,845	252,166	—	364,011

Total current liabilities	200,726	157,289	523,390	—	881,405
Long-term debt, net of current portion	400,000	129,700	169,209	—	698,909
Other long-term liabilities	—	10,268	1,045	—	11,313
Non-current liabilities related to assets held for sale	—	60,444	123,380	—	183,824

Total liabilities	600,726	357,701	817,024	—	1,775,451
Stockholders’/invested equity	886,613	509,655	957,913	(1,467,568)	886,613

Total liabilities and stockholders’ equity	$1,487,339	$867,356	$1,774,937	$(1,467,568)	$2,662,064

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(226,265)	$31,106	$(164,562)	$133,456	$(226,265)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	790	22,723	255,976	12,320	291,809
Depreciation and amortization	2,074	25,785	29,372	—	57,231
Stock-based compensation and tax benefit on option exercises	9,588	—	—	—	9,588
Provision for doubtful accounts	330	7,213	8,405	—	15,948
Equity in earnings	134,831	—	—	(134,831)	—
Asset impairments	—	9,317	56,480	—	65,797
Other adjustments to reconcile net (loss) income	(1,478)	4,242	(13,666)	—	(10,902)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(21,640)	5,461	—	(16,179)
Inventories	—	(5,215)	(28,946)	1,375	(32,786)
Other operating assets and liabilities	(3,395)	19,531	9,087	—	25,223

Cash (used in) provided by operating activities of continuing operations	(83,525)	93,062	157,607	12,320	179,464
Cash provided by (used in) operating activities of discontinued operations	12,203	(27,429)	(79,756)	(12,320)	(107,302)

Net cash (used in) provided by operating activities	(71,322)	65,633	77,851	—	72,162

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	1,930	147	724	—	2,801
Capital expenditures	(1,646)	(38,672)	(53,431)	—	(93,749)
Business acquisitions, net of cash acquired	—	(24,174)	(6,953)	—	(31,127)
Changes in restricted cash	—	—	(46,475)	—	(46,475)

Cash provided by (used in) investing activities of continuing operations	284	(62,699)	(106,135)	—	(168,550)
Cash provided by investing activities of discontinued operations	—	94,631	9,180	—	103,811

Net cash provided by (used in) investing activities	284	31,932	(96,955)	—	(64,739)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	185,777	—	185,777
Payments on lines of credit	—	—	(47,161)	—	(47,161)
Borrowings on long-term debt	—	173,216	67,173	—	240,389
Payments on long-term debt	—	(159,201)	(39,592)	—	(198,793)
Proceeds from stock option exercises	11,602	—	—	—	11,602
Intercompany	59,442	(87,168)	27,726	—	—

Cash provided by (used in) financing activities of continuing operations	71,044	(73,153)	193,923	—	191,814
Cash used in financing activities of discontinued operations	—	(35,000)	(189,794)	—	(224,794)

Net cash provided by (used in) financing activities	71,044	(108,153)	4,129	—	(32,980)
Effect of exchange rate changes on cash	—	—	4,251	—	4,251

Net increase (decrease) in cash and cash equivalents	6	(10,588)	(10,724)	—	(21,306)
Cash and cash equivalents, beginning of period	12	13,254	61,082	—	74,348

Cash and cash equivalents, end of period	$18	$2,666	$50,358	—	$53,042

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2007

			Non-
	Quiksilver, Inc.	Guarantor	Guarantor	Eliminations
In thousands	(adjusted)	Subsidiaries	Subsidiaries	(adjusted)	Consolidated

Cash flows from operating activities:
Net (loss) income	$(121,119)	$32,708	$(65,412)	$32,704	$(121,119)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	4,373	61,578	172,222	(327)	237,846
Depreciation and amortization	629	20,402	25,821	—	46,852
Stock-based compensation and tax benefit on option exercises	13,234	—	—	—	13,234
Provision for doubtful accounts	—	3,978	3,812	—	7,790
Equity in earnings	33,388	—	—	(33,388)	—
Other adjustments to reconcile net (loss) income	903	(6,518)	(6,262)	—	(11,877)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(47,237)	(9,980)	—	(57,217)
Inventories	—	(7,972)	(12,275)	684	(19,563)
Other operating assets and liabilities	16,534	20,672	48,697	—	85,903

Cash (used in) provided by operating activities of continuing operations	(52,058)	77,611	156,623	(327)	181,849
Cash provided by (used in) operating activities of discontinued operations	386	(4,973)	(53,337)	327	(57,597)

Net cash (used in) provided by operating activities	(51,672)	72,638	103,286	—	124,252

Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	4,463	1,291	—	5,754
Capital expenditures	(1,419)	(40,456)	(42,155)	—	(84,030)
Business acquisitions, net of cash acquired	(1,297)	(38,353)	(1,607)	—	(41,257)

Cash used in investing activities of continuing operations	(2,716)	(74,346)	(42,471)	—	(119,533)
Cash used in investing activities of discontinued operations	—	(2,656)	(38,301)	—	(40,957)

Net cash used in investing activities	(2,716)	(77,002)	(80,772)	—	(160,490)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	71,846	—	71,846
Payments on lines of credit	—	—	(17,247)	—	(17,247)
Borrowings on long-term debt	—	123,250	86,061	—	209,311
Payments on long-term debt	—	(74,375)	(27,236)	—	(101,611)
Proceeds from stock option exercises	14,253	—	—	—	14,253
Intercompany	40,139	(25,646)	(14,493)	—	—

Cash provided by financing activities of continuing operations	54,392	23,229	98,931	—	176,552
Cash used in financing activities of discontinued operations	—	(9,003)	(87,732)	—	(96,735)

Net cash provided by financing activities	54,392	14,226	11,199	—	79,817

Effect of exchange rate changes on cash	—	—	(6,065)	—	(6,065)

Net increase in cash and cash equivalents	4	9,862	27,648	—	37,514
Cash and cash equivalents, beginning of period	8	3,392	33,434	—	36,834

Cash and cash equivalents, end of period	$12	$13,254	$61,082	—	$74,348

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2006

			Non-
	Quiksilver, Inc.	Guarantor	Guarantor	Eliminations
In thousands	(adjusted)	Subsidiaries	Subsidiaries	(adjusted)	Consolidated

Cash flows from operating activities:
Net income (loss)	$93,016	$45,434	$111,510	$(156,944)	$93,016
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	2,451	(306)	(4,889)	(896)	(3,640)
Depreciation and amortization	251	17,386	20,214	—	37,851
Stock-based compensation and tax benefit on option exercises	20,751	(256)	(533)	—	19,962
Provision for doubtful accounts	—	(1,793)	5,868	—	4,075
Equity in earnings	(156,404)	—	—	156,404	—
Other adjustments to reconcile net income (loss)	(68)	1,245	(4,626)	—	(3,449)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(14,300)	(25,150)	—	(39,450)
Inventories	—	(36,322)	(23,329)	540	(59,111)
Other operating assets and liabilities	(1,138)	6,559	(39,761)	—	(34,340)

Cash (used in) provided by operating activities of continuing operations	(41,141)	17,647	39,304	(896)	14,914
Cash (used in) provided by operating activities of discontinued operations	(2,451)	3,590	(25,247)	896	(23,212)

Net cash (used in) provided by operating activities	(43,592)	21,237	14,057	—	(8,298)
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	13	2,271	—	2,284
Capital expenditures	(4,057)	(34,412)	(34,521)	—	(72,990)
Business acquisitions, net of cash acquired	(3,074)	(8,812)	(21,680)	—	(33,566)

Cash used in investing activities of continuing operations	(7,131)	(43,211)	(53,930)	—	(104,272)
Cash used in investing activities of discontinued operations	—	(2,649)	(26,426)	—	(29,075)

Net cash used in investing activities	(7,131)	(45,860)	(80,356)	—	(133,347)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	94,437	—	94,437
Payments on lines of credit	—	—	(61,103)	—	(61,103)
Borrowings on long-term debt	—	62,781	59,033	—	121,814
Payments on long-term debt	(840)	(24,012)	(10,289)	—	(35,141)
Proceeds from stock option exercises	11,212	—	—	—	11,212
Intercompany	39,096	(29,939)	(9,157)	—	—

Cash provided by financing activities of continuing operations	49,468	8,830	72,921	—	131,219
Cash used in financing activities of discontinued operations	—	(2,095)	(23,134)	—	(25,229)

Net cash provided by financing activities	49,468	6,735	49,787	—	105,990

Effect of exchange rate changes on cash	86	(522)	(2,673)	—	(3,109)

Net decrease in cash and cash equivalents	(1,169)	(18,410)	(19,185)	—	(38,764)
Cash and cash equivalents, beginning of period	1,177	21,802	52,619	—	75,598

Cash and cash equivalents, end of period	$8	$3,392	$33,434	—	$36,834

Note 18 — Discontinued Operations
In October 2007, the Company entered into an agreement to sell its golf equipment business, which included Roger Cleveland Golf Company, Inc. and certain other related international subsidiaries, for approximately $132.5 million. Majority ownership in this business was originally acquired in fiscal 2005 as part of the Rossignol acquisition. The Company acquired the remaining 36.37% minority interest in Roger Cleveland Golf Company, Inc. in September 2007. In connection with the acquisition of the minority interest in Roger Cleveland Golf Company, Inc., the Company’s U.S. golf equipment operations, the Company remeasured the carrying value of related intangible assets. As a result, the Company recorded asset impairments in fiscal 2007 of approximately $8.2 million, which included goodwill impairment of approximately $5.4 million, trademark impairments of approximately $2.4 million and patent impairments of approximately $0.4 million. The operations of the golf equipment business are classified as discontinued operations for all periods presented. The Company closed this transaction in December 2007. The Company used the net proceeds from this sale to repay indebtedness.
As of October 31, 2007 and in connection with its annual goodwill impairment test, the Company remeasured the value of its intangible assets in accordance with SFAS No. 142 and noted that the carrying value was in excess of the estimated fair value. As a result, the Company recorded Rossignol related goodwill impairment charges of approximately $156.9 million, approximately $6.9 million in trademark impairments and approximately $2.6 million in fixed asset impairments. The Company’s goodwill impairment was recognized as a result of its annual impairment test for goodwill which was calculated using a combination of a discounted cash flow and market approach. The value implied by the test was primarily affected by future forecasts for its wintersports equipment businesses which were revised downward, primarily due to management’s assessment of the time frame for recovery of the wintersports equipment business and the related expected future cash flows based on working capital requirements, recent snow conditions, current industry conditions and trends, and general economic conditions.
During the three months ended April 30, 2008, the Company classified its Rossignol business, including both wintersports equipment and related apparel, as discontinued operations. During this same period, the Company reassessed the carrying value of Rossignol under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The fair value of the Rossignol business was estimated using a combination of current market indications of value, a discounted cash flow and a market-based multiple approach. As a result, the Company recorded an impairment of Rossignol’s long-term assets of approximately $240.2 million, before taxes, during the three months ended April 30, 2008. This impairment included approximately $129.7 million in fixed assets, $88.2 million in trademark and other intangible assets, $18.3 million in goodwill and $4.0 million in other long-term assets. During the six months ended October 31, 2008, the Company performed the same assessment and recorded additional impairments of approximately $11.2 million, primarily consisting of fixed assets.
In August 2008, the Company received a binding offer for its Rossignol business, and completed the transaction on November 12, 2008 for a purchase price of $50.8 million, comprised of $38.1 million in cash and a $12.7 million seller’s note. The Company will use the net cash proceeds from the sale to pay for related transaction costs and reduce its indebtedness. The purchase price may be adjusted for certain items including an anticipated fair value adjustment to the seller’s note. The business sold includes the related brands of Rossignol, Dynastar, Look and Lange. The actual pre-tax losses incurred upon closing are currently expected to be approximately $150 million, partially offset by an expected tax benefit of approximately $91.0 million. These losses will be recorded during the three months ending January 31, 2009.

The operating results of discontinued operations for both the Rossignol and golf equipment businesses included in the accompanying consolidated statements of operations are as follows:

	Year Ended October 31,
In thousands	2008	2007	2006

Revenues, net	$374,149	$541,136	$640,138
(Loss) income before income taxes	(365,917)	(246,163)	8,785
(Benefit) provision for income taxes	(74,108)	(8,317)	5,145

(Loss) income from discontinued operations	$(291,809)	$(237,846)	$3,640

The losses from discontinued operations for fiscal 2008 and 2007 include asset impairments of $251.4 million and $166.4 million, respectively. The net tax benefit related to the asset impairments and the Company’s classification of Rossignol and Cleveland Golf as discontinued operations is approximately $40.0 million, $4.2 million, and zero for fiscal 2008, 2007 and 2006, respectively. Net interest expense included in discontinued operations was $14.0 million, $14.4 million and $9.5 million for fiscal 2008, 2007 and 2006, respectively.
The components of assets and liabilities held for sale at October 31, 2008 are as follows:

Year Ended October 31,
In thousands	2008
Current assets:
Receivables, net	$242,694
Inventories	144,324
Other current assets	24,424

$411,442

Current liabilities:
Lines of credit and current portion of long-term debt	$10,670
Accounts payable	71,092
Other current liabilities	53,309

$135,071

Non-current liabilities:
Long-term debt	$371
Other non-current liabilities	5,655

$6,026

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 30, 2008
QUIKSILVER, INC.
(Registrant)

By:	/s/ Robert B. McKnight, Jr.	By:	/s/ Brad L. Holman

	Robert B. McKnight, Jr. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)		Brad L. Holman Vice President of Accounting and Financial Reporting (Principal Accounting Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/ Robert B. McKnight, Jr. Robert B. McKnight, Jr.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	December 30, 2008

/s/ Joseph Scirocco Joseph Scirocco	Chief Financial Officer (Principal Financial Officer)	December 30, 2008

/s/ Brad L. Holman Brad L. Holman	Vice President of Accounting and Financial Reporting (Principal Accounting Officer)	December 30, 2008

/s/ Charles S. Exon Charles S. Exon	Chief Administrative Officer, General Counsel and Director	December 30, 2008

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	December 30, 2008

Signatures	Title	Date Signed

/s/ William M. Barnum, Jr. William M. Barnum, Jr.	Director	December 30, 2008

/s/ Charles E. Crowe Charles E. Crowe	Director	December 30, 2008

/s/ Timothy Harmon Timothy Harmon	Director	December 30, 2008

EXHIBIT INDEX
DESCRIPTION

Exhibit
Number

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).
2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).
2.3	Offer Letter dated August 25, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2008).
2.4	Amended and Restated Offer Letter dated October 31, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2008).
2.5	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).
3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).
3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).
4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).
10.1	Registration Rights Agreement for the 6 7/8% Senior Notes due 2015 dated as of July 22, 2005, among Quiksilver, Inc., certain subsidiaries of Quiksilver, Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 25, 2005)
10.2	Purchase Agreement for the 6 7/8% Senior Notes due 2015 dated July 14, 2005, among Quiksilver, Inc., certain subsidiaries of Quiksilver, Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005).

Exhibit
Number

10.3	English translation of Subscription Agreement for the 3.231% EUR 50,000,000 notes due July 2010 dated July 11, 2005 among Skis Rossignol S.A. and certain subsidiaries and Societe Generale Bank & Trust (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005).
10.4	English translation of Supplementary Agreement No. 1 dated July 31, 2008 among Quiksilver, Inc., Skis Rossignol Finance Luxembourg S.A., Skis Rossignol S.A. and Societe Generale Bank & Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 5, 2008).
10.5	Amended and Restated Credit Agreement, dated as of June 3, 2005, by and among Quiksilver, Inc., Quiksilver Americas, Inc., the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger (the “Amended and Restated Credit Agreement”) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).
10.6	First Amendment to the Amended and Restated Credit Agreement dated October 28, 2005 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005).
10.7	Second Amendment to the Amended and Restated Credit Agreement dated January 17, 2006 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005).
10.8	Third Amendment to the Amended and Restated Credit Agreement dated March 27, 2006 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006).
10.9	Fourth Amendment to Amended and Restated Credit Agreement dated December 22, 2006 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006).
10.10	Fifth Amendment to Amended and Restated Credit Agreement dated December 5, 2007 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).
10.11	Sixth Amendment to Amended and Restated Credit Agreement dated February 14, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended January 31, 2008).
10.12	Seventh Amendment to Amended and Restated Credit Agreement dated July 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008).
10.13	Eighth Amendment to Amended and Restated Credit Agreement dated November 12, 2008.
10.14	Ninth Amendment to Amended and Restated Credit Agreement dated November 12, 2008.
10.15	Form of Indemnity Agreement between Quiksilver, Inc. and individual directors and officers of Quiksilver, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)
10.16	Quiksilver, Inc. Annual Incentive Plan, as restated (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).(1)
10.17	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option and Director Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007).(1)

Exhibit
Number

10.18	Standard Form of Employee Restricted Stock Agreement under the Quiksilver, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 22, 2007). (1)
10.19	Restricted Stock Agreement by and between Quiksilver, Inc. and Douglas Ammerman dated June 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007). (1)
10.20	Quiksilver, Inc. 1996 Stock Option Plan, together with form Stock Option Agreements (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)
10.21	Quiksilver, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 16, 2007). (1)
10.22	Quiksilver, Inc. Written Description of Nonemployee Director Compensation. (1)
10.23	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).(1)
10.24	Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated December 20, 2006 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)
10.25	Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated January 29, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2008). (1)
10.26	Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 28, 2006). (1)
10.27	Standard Form of Restricted Stock Issuance Agreement under the Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2006). (1)
10.28	Separation and Transition Agreement between David H. Morgan and Quiksilver, Inc. dated August 24, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 27, 2008). (1)
10.29	Separation and Transition Agreement between Bernard Mariette and Quiksilver, Inc. dated February 11, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2008). (1)
10.30	Separation Agreement between Steven L. Brink and Quiksilver, Inc. dated April 13, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 17, 2007). (1)
10.31	Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 27, 2005). (1)
10.32	Amendment to Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)
10.33	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 27, 2005). (1)
10.34	Amendment to Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

Exhibit
Number

10.35	Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated April 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 17, 2007). (1)
10.36	Amendment to Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated June 13, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008). (1)
10.37	Employment Agreement, as amended, between Martin Samuels and Quiksilver, Inc. dated May 25, 2005. (1)
10.38	Form of Employment Agreement between Pierre Agnes and Quiksilver, Inc. (1)
10.39	Stock Purchase Agreement dated June 20, 2007 by and between Quiksilver, Inc., Rossignol Ski Company, Inc., Laurent Boix-Vives, Jeannine Boix-Vives, Christine Simon, Sylvie Bernard and Services Expansion International (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007).
10.40	Amendments to executive officer base salaries effective as of November 1, 2007 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007). (1)
10.41	Amendments to executive officer base salaries effective as of February 1, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2008). (1)
10.42	English Translation of the Credit Facility Agreement dated March 14, 2008 by and among Pilot SAS, the Banks named therein, BNP Paribas as the Security Agent and Societe Generale as the Credit Agent (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008).
10.43	English Translation of Amendment No.1 to the Credit Facility Agreement dated March 14, 2008 by and among Pilot SAS, the Banks named therein, BNP Paribas as the Security Agent and Societe Generale as the Credit Agent (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008).
10.44	English Translation of Amendment No. 2 to Line of Credit Agreement dated March 14, 2008 between Pilot S.A.S. and Societe Generale, BNP Paribas and Le Credit Lyonnais (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 31, 2008).
10.45	AR Financing Facility Contract dated August 22, 2008 between Na Pali S.A.S. and GE Factofrance SNC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 27, 2008).
10.46	Bank Account Pledge Agreement dated September 19, 2008, by and among Na Pali, S.A.S., JPMorgan Chase Bank, N.A., London branch, J.P. Morgan Europe Limited and Societe Generale, as account bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 24, 2008).
21.1	Subsidiaries of Quiksilver, Inc.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003

Exhibit
Number

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003

(1)	Management contract or compensatory plan.