Form 10-Q
period 2009-01-31
QUIKSILVER INC
filed 2009-03-12
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
March 6, 2009 was
128,090,583

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,
In thousands, except per share amounts	2009	2008
Revenues, net	$443,278	$496,581
Cost of goods sold	236,115	253,057

Gross profit	207,163	243,524
Selling, general and administrative expense	206,818	221,410

Operating income	345	22,114
Interest expense	14,154	11,048
Foreign currency loss (gain)	1,430	(616)
Other expense	42	74

(Loss) income before provision for income taxes	(15,281)	11,608
Provision for income taxes	50,581	4,038

(Loss) income from continuing operations	(65,862)	7,570
Loss from discontinued operations	(128,564)	(29,510)

Net loss	$(194,426)	$(21,940)

(Loss) income per share from continuing operations	$(0.52)	$0.06

Loss per share from discontinued operations	$(1.01)	$(0.24)

Net loss per share	$(1.53)	$(0.18)

(Loss) income per share from continuing operations, assuming dilution	$(0.52)	$0.06

Loss per share from discontinued operations, assuming dilution	$(1.01)	$(0.23)

Net loss per share, assuming dilution	$(1.53)	$(0.17)

Weighted average common shares outstanding	127,039	124,508

Weighted average common shares outstanding, assuming dilution	127,039	129,149

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended January 31,
In thousands	2009	2008
Net loss	$(194,426)	$(21,940)
Other comprehensive (loss) income:
Foreign currency translation adjustment arising during current period	5,719	510
Reclassification adjustment for foreign currency translation included in current period loss from discontinued operations	(47,850)	—
Net unrealized (loss) income on derivative instruments, net of tax of $168 (2009) and ($2,074) (2008)	(892)	4,464

Comprehensive loss	$(237,449)	$(16,966)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
In thousands, except share amounts	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$42,089	$53,042
Trade accounts receivable, less allowances of $30,899 (2009) and $31,331 (2008)	373,357	470,059
Other receivables	65,650	70,376
Income taxes receivable	—	10,738
Inventories	380,502	312,138
Deferred income taxes — short-term	88,284	12,220
Prepaid expenses and other current assets	37,337	25,869
Current assets held for sale	18,043	411,442

Total current assets	1,005,262	1,365,884
Restricted cash	45,824	46,475
Fixed assets, less accumulated depreciation and amortization of $232,187 (2009) and $223,572 (2008)	229,152	235,528
Intangible assets, net	143,683	144,434
Goodwill	295,406	299,350
Other assets	39,844	39,594
Deferred income taxes — long-term	647	39,000

Total assets	$1,759,818	$2,170,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$237,299	$238,317
Accounts payable	252,557	235,729
Accrued liabilities	84,730	93,548
Current portion of long-term debt	33,051	31,904
Income taxes payable	3,763	—
Liabilities related to assets held for sale	3,925	135,071

Total current liabilities	615,325	734,569
Long-term debt, net of current portion	742,976	790,097
Other long-term liabilities	35,635	39,607
Non-current liabilities related to assets held for sale	—	6,026

Total liabilities	1,393,936	1,570,299

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 185,000,000; issued shares — 130,975,783 (2009) and 130,622,566 (2008)	1,310	1,306
Additional paid-in capital	337,870	334,509
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
(Accumulated deficit) retained earnings	(4,007)	190,419
Accumulated other comprehensive income	37,487	80,510

Total stockholders’ equity	365,882	599,966

Total liabilities and stockholders’ equity	$1,759,818	$2,170,265

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended January 31,
In thousands	2009	2008
Cash flows from operating activities:
Net loss	$(194,426)	$(21,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	128,564	29,510
Depreciation and amortization	13,303	13,531
Stock-based compensation and tax benefit on option exercises	2,707	2,528
Provision for doubtful accounts	2,945	2,023
Loss on disposal of fixed assets	185	946
Foreign currency (gain) loss	(322)	120
Minority interest and equity in earnings	616	556
Deferred income taxes	45,659	—
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	89,336	76,274
Other receivables	3,752	3,894
Inventories	(72,418)	(65,380)
Prepaid expenses and other current assets	(11,779)	(12,090)
Other assets	(1,276)	(658)
Accounts payable	21,497	27,779
Accrued liabilities and other long-term liabilities	(7,787)	(18,661)
Income taxes payable	6,056	(5,684)

Cash provided by operating activities of continuing operations	26,612	32,748
Cash provided by operating activities of discontinued operations	2,046	25,945

Net cash provided by operating activities	28,658	58,693

Cash flows from investing activities:
Capital expenditures	(10,309)	(27,470)
Business acquisitions, net of cash acquired	—	(1,038)

Cash used in investing activities of continuing operations	(10,309)	(28,508)
Cash provided by investing activities of discontinued operations	21,848	107,789

Net cash provided by investing activities	11,539	79,281

Cash flows from financing activities:
Borrowings on lines of credit	8,454	14,551
Payments on lines of credit	(6,981)	(12,411)
Borrowings on long-term debt	23,222	87,523
Payments on long-term debt	(66,868)	(140,777)
Stock option exercises, employee stock purchases and tax benefit on option exercises	495	2,772

Cash used in financing activities of continuing operations	(41,678)	(48,342)
Cash used in financing activities of discontinued operations	(11,136)	(88,448)

Net cash used in financing activities	(52,814)	(136,790)
Effect of exchange rate changes on cash	1,664	(351)

Net (decrease) increase in cash and cash equivalents	(10,953)	833
Cash and cash equivalents, beginning of period	53,042	74,348

Cash and cash equivalents, end of period	$42,089	$75,181

Supplementary cash flow information:
Cash paid during the period for:
Interest	$6,981	$12,356

Income taxes	$5,521	$14,062

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

Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended January 31, 2009 and 2008. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2008 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

In November 2008, the Company sold its Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange, and in December 2007, the Company sold its golf equipment business. As a result, the Company has classified its Rossignol wintersports and golf equipment businesses as discontinued operations for all periods presented.

The Company is highly leveraged. However, management believes that its cash flow from operations, together with its existing credit facilities will be adequate to fund the Company’s capital requirements for at least the next twelve months. The Company believes that its short-term uncommitted lines of credit will continue to be made available or be re-financed on a longer term basis. If these lines of credit are not made available, the Company could be adversely affected. The Company plans to refinance short-term uncommitted lines of credit in Europe and Asia/Pacific with new committed facilities. In addition to these refinancings, the Company expects to increase liquidity either through a sale of assets or by issuing secured debt. The Company also expects to arrange a new Americas credit facility with its U.S. lenders.

Management believes that it can obtain this additional liquidity to improve the maturities of the Company’s debt and reduce the amount of the Company’s short-term uncommitted lines of credit. However, the continuing turmoil in the financial markets could make it more difficult for the Company to access capital, sell assets, refinance the Company’s existing indebtedness, enter into agreements for new indebtedness or obtain funding through the broader capital markets. Therefore, no assurances can be given that the Company will be successful in these efforts.

2.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this standard at the beginning of its fiscal year ending October 31, 2009. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 8 for certain required disclosures related to this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this standard at the beginning of its fiscal year ending October 31, 2009. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows since the Company did not elect the fair value option for any assets or liabilities.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company will adopt this standard at the beginning of its fiscal year ending October 31, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal 2010, except for certain tax treatment of previous acquisitions.

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

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment”. The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the three months ended January 31, 2009 and 2008, options were valued assuming a risk-free interest rate of 2.1% and 3.0%, respectively, volatility of 61.8% and 40.7%, respectively, zero dividend yield, and an expected life of 5.9 and 5.7 years, respectively. The weighted average fair value of options granted was $1.01 and $3.84 for the three months ended January 31, 2009 and 2008, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of January 31, 2009, the Company had approximately $5.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.7 years. Stock-based compensation expense was included as selling, general and administrative expense for the period.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in shares under option for the three months ended January 31, 2009 are as follows:

				Aggregate
Dollar amounts in thousands,		Weighted Average	Weighted Average	Intrinsic
except per share amounts	Shares	Price	Life	Value

Outstanding, October 31, 2008	15,902,575	$9.97
Granted	1,189,000	1.77
Exercised	—	—		—
Canceled	(759,173)	9.88

Outstanding, January 31, 2009	16,332,402	$9.37	5.6	$397

Options exercisable, January 31, 2009	13,284,705	$9.70	4.9	—

Changes in non-vested shares under option for the three months ended January 31, 2009 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2008	3,650,779	$5.88
Granted	1,189,000	1.01
Vested	(1,729,078)	6.44
Canceled	(63,004)	5.72

Non-vested, January 31, 2009	3,047,697	$3.67

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

Changes in restricted stock for the three months ended January 31, 2009 are as follows:

Shares

Outstanding, October 31, 2008	721,003
Granted	240,000
Vested	—
Forfeited	(204,001)

Outstanding, January 31, 2009	757,002

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of January 31, 2009, there had been no acceleration of the amortization period. As of January 31, 2009, the Company had approximately $3.2 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.5 years.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Inventories

Inventories consist of the following:

	January 31,	October 31,
In thousands	2009	2008

Raw materials	$7,372	$9,156
Work in-process	3,942	7,743
Finished goods	369,188	295,239

	$380,502	$312,138

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	January 31, 2009			October 31, 2008
In thousands	Gross Amount	Amortization	Net Book Value	Gross Amount	Amortization	Net Book Value

Amortizable trademarks	$18,925	$(5,827)	$13,098	$18,976	$(5,559)	$13,417
Amortizable licenses	8,639	(5,328)	3,311	9,103	(5,386)	3,717
Other amortizable intangibles	8,071	(3,984)	4,087	8,103	(3,942)	4,161
Non-amortizable trademarks	123,187	—	123,187	123,139	—	123,139

	$158,822	$(15,139)	$143,683	$159,321	$(14,887)	$144,434

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the three months ended January 31, 2009 and 2008 was $0.8 million and $0.7 million, respectively. Annual amortization expense is estimated to be approximately $3.1 million in the fiscal years ending October 31, 2009 through 2012, and approximately $2.0 million in the fiscal year ending October 31, 2013. Goodwill related to the Company’s operating segments is as follows:

	January 31,	October 31,
In thousands	2009	2008

Americas	$76,877	$76,124
Europe	165,468	167,814
Asia/Pacific	53,061	55,412

	$295,406	$299,350

Goodwill decreased approximately $3.9 million during the three months ended January 31, 2009, primarily as a result of the effect of foreign currency exchange rates.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	January 31,	October 31,
In thousands	2009	2008

Foreign currency translation adjustment	$17,872	$60,003
Gain on cash flow hedges	19,615	20,507

	$37,487	$80,510

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 3% of the Company’s net revenues from continuing operations for the three months ended January 31, 2009 and approximately 4% for the three months ended January 31, 2008.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating segments is as follows:

	Three months ended January 31,
In thousands	2009	2008

Revenues, net:
Americas	$203,413	$234,935
Europe	181,698	200,283
Asia/Pacific	57,590	60,376
Corporate operations	577	987

	$443,278	$496,581

Gross profit:
Americas	$75,666	$101,756
Europe	100,766	109,697
Asia/Pacific	30,701	31,735
Corporate operations	30	336

	$207,163	$243,524

Operating (loss) income:
Americas	$(16,340)	$7,146
Europe	22,001	21,618
Asia/Pacific	3,785	3,821
Corporate operations	(9,101)	(10,471)

	$345	$22,114

Identifiable assets:
Americas	$630,736	$729,475
Europe	847,966	1,252,968
Asia/Pacific	232,958	369,212
Corporate operations	48,158	67,969

	$1,759,818	$2,419,624

8.	Derivative Financial Instruments

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

The Company accounts for all of its cash flow hedges under SFAS No. 133, which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates forward contracts as cash flow hedges of forecasted purchases of commodities.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognized in current earnings. As of January 31, 2009, the Company was hedging forecasted transactions expected to occur through October 2010. Assuming exchange rates at January 31, 2009 remain constant, $19.6 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 21 months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net losses of $3.2 million during the three months ended January 31, 2009.

The Company enters into forward exchange contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

As of January 31, 2009, the Company had the following outstanding forward contracts that were entered into to hedge forecasted purchases:

		Notional
In thousands	Commodity	Amount	Maturity	Fair Value

United States dollar	Inventory	$405,083	Feb 2009 — Oct 2010	$35,535
Swiss franc	Inventory	5,057	Feb 2009 — Oct 2009	(49)

		$410,140		$35,486

Effective November 1, 2008, the Company adopted SFAS 157, which provides a framework for measuring fair value under generally accepted accounting principles (“GAAP”). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.
The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the consolidated balance sheet as of January 31, 2009:

	January 31, 2009
	Fair Value Measurements Using			Assets (Liabilities)
In thousands	Level 1	Level 2	Level 3	at Fair Value

Derivative assets	$—	$37,720	$—	$37,720
Derivative liabilities	—	(2,234)	—	(2,234)

Total fair value	$—	$35,486	$—	$35,486

9.	Litigation, Indemnities and Guarantees

The Company is involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition or results of operations.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of January 31, 2009, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

10.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of January 31, 2009 and October 31, 2008 and for the three months ended January 31, 2009 and 2008. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has adjusted certain prior year amounts in the current year’s presentation for prior periods to properly reflect the Company’s investment in its subsidiaries under the equity method

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of accounting as required by Regulation S-X, Rule 3-10. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2009, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended January 31, 2009

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$77	$181,210	$271,545	$(9,554)	$443,278
Cost of goods sold	—	114,496	125,624	(4,005)	236,115

Gross profit	77	66,714	145,921	(5,549)	207,163

Selling, general and administrative expense	11,953	83,865	116,395	(5,395)	206,818

Operating (loss) income	(11,876)	(17,151)	29,526	(154)	345

Interest expense	10,625	534	2,995	—	14,154
Foreign currency (gain) loss	(135)	(21)	1,586	—	1,430
Minority interest, equity in earnings and other expense (income)	194,768	267	(225)	(194,768)	42

(Loss) income before (benefit) provision for income taxes	(217,134)	(17,931)	25,170	194,614	(15,281)

(Benefit) provision for income taxes	(2,823)	46,025	7,379	—	50,581

(Loss) income from continuing operations	(214,311)	(63,956)	17,791	194,614	(65,862)
Income (loss) from discontinued operations	19,885	(2,722)	(146,237)	510	(128,564)

Net (loss) income	$(194,426)	$(66,678)	$(128,446)	$195,124	$(194,426)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended January 31, 2008

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$(5)	$210,605	$295,645	$(9,664)	$496,581
Cost of goods sold	—	120,255	135,916	(3,114)	253,057

Gross profit	(5)	90,350	159,729	(6,550)	243,524
Selling, general and administrative expense	8,785	89,856	129,327	(6,558)	221,410

Operating (loss) income	(8,790)	494	30,402	8	22,114
Interest expense (income)	10,680	(41)	409	—	11,048
Foreign currency loss (gain)	196	2	(814)	—	(616)
Minority interest, equity in earnings and other expense (income)	8,485	(35)	109	(8,485)	74

(Loss) income before (benefit) provision for income taxes	(28,151)	568	30,698	8,493	11,608
(Benefit) provision for income taxes	(6,421)	170	10,289	—	4,038

(Loss) income from continuing operations	(21,730)	398	20,409	8,493	7,570
Loss from discontinued operations	(210)	(10,095)	(18,935)	(270)	(29,510)

Net (loss) income	$(21,940)	$(9,697)	$1,474	$8,223	$(21,940)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At January 31, 2009

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$23	$6,803	$35,263	$—	$42,089
Trade accounts receivable, net	—	163,666	209,691	—	373,357
Other receivables	868	16,996	47,786	—	65,650
Inventories	—	158,477	223,457	(1,432)	380,502
Deferred income taxes	—	(1,627)	89,911	—	88,284
Prepaid expenses and other current assets	12,938	9,433	14,966	—	37,337
Current assets held for sale	—	7	18,036	—	18,043

Total current assets	13,829	353,755	639,110	(1,432)	1,005,262

Restricted cash	—	—	45,824	—	45,824
Fixed assets, net	5,461	93,019	130,672	—	229,152
Intangible assets, net	2,773	51,086	89,824	—	143,683
Goodwill	—	118,112	177,294	—	295,406
Investment in subsidiaries	686,376	—	—	(686,376)	—
Other assets	8,991	4,742	26,111	—	39,844
Deferred income taxes long-term	—	(19,206)	19,853	—	647

Total assets	$717,430	$601,508	$1,128,688	$(687,808)	$1,759,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$237,299	$—	$237,299
Accounts payable	4,494	123,834	124,229	—	252,557
Accrued liabilities	18,288	20,891	45,551	—	84,730
Current portion of long-term debt	—	1,225	31,826	—	33,051
Income taxes payable	—	2,202	1,561	—	3,763
Intercompany balances	(71,234)	(112,993)	184,227	—	—
Current liabilities of assets held for sale	—	17	3,908	—	3,925

Total current liabilities	(48,452)	35,176	628,601	—	615,325

Long-term debt, net of current portion	400,000	122,256	220,720	—	742,976
Other long-term liabilities	—	36,604	(969)	—	35,635

Total liabilities	351,548	194,036	848,352	—	1,393,936

Stockholders’/invested equity	365,882	407,472	280,336	(687,808)	365,882

Total liabilities and stockholders’ equity	$717,430	$601,508	$1,128,688	$(687,808)	$1,759,818

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At October 31, 2008

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$18	$2,666	$50,358	$—	$53,042
Trade accounts receivable, net	—	214,033	256,026	—	470,059
Other receivables	866	9,824	59,686	—	70,376
Income taxes receivable	—	2,859	7,879	—	10,738
Inventories	—	134,812	178,738	(1,412)	312,138
Deferred income taxes	—	21,560	(9,340)	—	12,220
Prepaid expenses and other current assets	6,019	8,773	11,077	—	25,869
Current assets held for sale	—	70,367	341,075	—	411,442

Total current assets	6,903	464,894	895,499	(1,412)	1,365,884
Restricted cash	—	—	46,475	—	46,475
Fixed assets, net	5,775	96,686	133,067	—	235,528
Intangible assets, net	2,754	51,113	90,567	—	144,434
Goodwill	—	117,235	182,115	—	299,350
Investment in subsidiaries	1,185,761	—	—	(1,185,761)	—
Other assets	9,300	3,387	26,907	—	39,594
Deferred income taxes long-term	—	3,992	35,008	—	39,000

Total assets	$1,210,493	$737,307	$1,409,638	$(1,187,173)	$2,170,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$238,317	$—	$238,317
Accounts payable	5,121	102,987	127,621	—	235,729
Accrued liabilities	18,436	17,455	57,657	—	93,548
Current portion of long-term debt	—	2,061	29,843	—	31,904
Intercompany balances	186,970	(122,584)	(64,386)	—	—
Current liabilities related to assets held for sale	—	35,398	99,673	—	135,071

Total current liabilities	210,527	35,317	488,725	—	734,569
Long-term debt, net of current portion	400,000	143,501	246,596	—	790,097
Other long-term liabilities	—	29,882	9,725	—	39,607
Non-current liabilities related to assets held for sale	—	—	6,026	—	6,026

Total liabilities	610,527	208,700	751,072	—	1,570,299
Stockholders’/invested equity	599,966	528,607	658,566	(1,187,173)	599,966

Total liabilities and stockholders’ equity	$1,210,493	$737,307	$1,409,638	$(1,187,173)	$2,170,265

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended January 31, 2009

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(194,426)	$(66,678)	$(128,446)	$195,124	$(194,426)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(19,885)	2,722	146,237	(510)	128,564
Depreciation and amortization	353	6,451	6,499	—	13,303
Stock-based compensation	2,707	—	—	—	2,707
Provision for doubtful accounts	—	1,148	1,797	—	2,945
Minority interest and equity in earnings	194,768	667	(51)	(194,768)	616
Deferred income taxes	—	47,940	(2,281)	—	45,659
Other adjustments to reconcile net (loss) income	(136)	5	(6)	—	(137)
Changes in operating assets and liabilities:
Trade accounts receivable	—	49,219	40,117	—	89,336
Inventories	—	(23,699)	(48,363)	(356)	(72,418)
Other operating assets and liabilities	(1,774)	21,096	(8,859)	—	10,463

Cash (used in) provided by operating activities of continuing operations	(18,393)	38,871	6,644	(510)	26,612
Cash (used in) provided by operating activities of discontinued operations	(19,885)	45,099	(23,678)	510	2,046

Net cash (used in) provided by operating activities	(38,278)	83,970	(17,034)	—	28,658
Cash flows from investing activities:
Capital expenditures	(3,484)	(2,297)	(4,528)	—	(10,309)

Cash used in investing activities of continuing operations	(3,484)	(2,297)	(4,528)	—	(10,309)
Cash provided by investing activities of discontinued operations	—	—	21,848	—	21,848

Net cash (used in) provided by investing activities	(3,484)	(2,297)	17,320	—	11,539
Cash flows from financing activities:
Borrowings on lines of credit	—	—	8,454	—	8,454
Payments on lines of credit	—	—	(6,981)	—	(6,981)
Borrowings on long-term debt	—	22,206	1,016	—	23,222
Payments on long-term debt	—	(43,286)	(23,582)	—	(66,868)
Stock option exercises, employee stock purchases and tax benefit on option exercises	495	—	—	—	495
Intercompany	41,272	(56,456)	15,184	—	—

Cash provided by (used in) financing activities of continuing operations	41,767	(77,536)	(5,909)	—	(41,678)
Cash used in financing activities of discontinued operations	—	—	(11,136)	—	(11,136)

Net cash provided by (used in) financing activities	41,767	(77,536)	(17,045)	—	(52,814)
Effect of exchange rate changes on cash	—	—	1,664	—	1,664

Net increase (decrease) in cash and cash equivalents	5	4,137	(15,095)	—	(10,953)
Cash and cash equivalents, beginning of period	18	2,666	50,358	—	53,042

Cash and cash equivalents, end of period	$23	$6,803	$35,263	$—	$42,089

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended January 31, 2008

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(21,940)	$(9,697)	$1,474	$8,223	$(21,940)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	210	10,095	18,935	270	29,510
Depreciation and amortization	194	6,206	7,131	—	13,531
Stock-based compensation	2,528	—	—	—	2,528
Provision for doubtful accounts	—	788	1,235	—	2,023
Minority interest and equity in earnings	8,485	(184)	740	(8,485)	556
Other adjustments to reconcile net (loss) income	178	—	888	—	1,066
Changes in operating assets and liabilities:
Trade accounts receivable	—	25,487	50,787	—	76,274
Inventories	—	(7,696)	(57,946)	262	(65,380)
Other operating assets and liabilities	2,544	(17,260)	9,296	—	(5,420)

Cash (used in) provided by operating activities of continuing operations	(7,801)	7,739	32,540	270	32,748
Cash (used in) provided by operating activities of discontinued operations	(41)	(21,764)	48,020	(270)	25,945

Net cash (used in) provided by operating activities	(7,842)	(14,025)	80,560	—	58,693
Cash flows from investing activities:
Capital expenditures	(285)	(11,316)	(15,869)	—	(27,470)
Business acquisitions, net of cash acquired	—	422	(1,460)	—	(1,038)

Cash used in investing activities of continuing operations	(285)	(10,894)	(17,329)	—	(28,508)
Cash provided by investing activities of discontinued operations	—	95,163	12,626	—	107,789

Net cash (used in) provided by investing activities	(285)	84,269	(4,703)	—	79,281
Cash flows from financing activities:
Borrowings on lines of credit	—	—	14,551	—	14,551
Payments on lines of credit	—	—	(12,411)	—	(12,411)
Borrowings on long-term debt	—	86,500	1,023	—	87,523
Payments on long-term debt	—	(119,700)	(21,077)	—	(140,777)
Stock option exercises, employee stock purchases and tax benefit on option exercises	2,772	—	—	—	2,772
Intercompany	5,272	(13,223)	7,951	—	—

Cash provided by (used in) financing activities of continuing operations	8,044	(46,423)	(9,963)	—	(48,342)
Cash used in financing activities of discontinued operations	—	(35,000)	(53,448)	—	(88,448)

Net cash provided by (used in) financing activities	8,044	(81,423)	(63,411)	—	(136,790)
Effect of exchange rate changes on cash	—	—	(351)	—	(351)

Net (decrease) increase in cash and cash equivalents	(83)	(11,179)	12,095	—	833
Cash and cash equivalents, beginning of period	12	13,254	61,082	—	74,348

Cash and cash equivalents, end of period	$(71)	$2,075	$73,177	$—	$75,181

11.	Discontinued Operations

The Company completed the sale of its Rossignol business in November 2008 for a purchase price of approximately $50.8 million, comprised of $38.1 million in cash and a $12.7 million note. The business sold includes the related brands of Rossignol, Dynastar, Look and Lange. The Company used the cash proceeds from the sale to pay for related transaction costs and reduce its indebtedness. In accordance with the purchase agreement, the purchase price may be adjusted for certain items including a working capital adjustment. The Company is currently evaluating the working capital and certain other contractual adjustments with the buyer of Rossignol, but the Company does not expect any materially adverse purchase price adjustments.

The operating results of discontinued operations, which include both the Rossignol wintersports and golf equipment businesses, included in the accompanying consolidated statements of operations were as follows:

	Three Months Ended
	January 31,
In thousands	2009	2008

Revenues, net	$14,613	$116,652
Loss before income taxes	(216,636)	(35,193)
Benefit for income taxes	(88,072)	(5,683)

Loss from discontinued operations	$(128,564)	$(29,510)

The loss from discontinued operations for the three months ended January 31, 2009 includes the loss on sale of Rossignol of approximately $122.3 million, net of expected tax benefits.

The remaining assets and liabilities of the Company’s discontinued businesses primarily relate to its discontinued Rossignol apparel business. The components of assets and liabilities held for sale are as follows:

January 31,
In thousands	2009

Current assets:
Receivables, net	$12,831
Inventories	4,596
Other current assets	616

$18,043

Current liabilities:
Accounts payable	$2,804
Other current liabilities	1,121

$3,925

12.	Income Taxes

During the three months ended January 31, 2009, the Company evaluated the realizability of its U.S. federal and state deferred tax assets. The Company has evaluated the need for a valuation allowance under SFAS 109 with respect to the U.S. consolidated tax group, which includes the U.S. portion of the Quiksilver Americas operating segment and the U.S. portion of our Corporate operations segment. Accordingly, the Company has concluded that based on all available information and proper weighting of objective and subjective evidence as of January 31, 2009, including a cumulative loss that had been sustained over a three-year period by the U.S. consolidated tax group, it is more likely than not that its federal and state deferred tax assets will not be realized and a full valuation allowance was established against $45.9 million of deferred tax assets that existed as of October 31, 2008. No valuation allowance has been established against the Company’s deferred tax assets outside of the U.S. based on all available information and proper weighting of objective and subjective evidence as of January 31, 2009.

On January 31, 2009, the Company’s liability for uncertain tax positions was approximately $33.5 million resulting from unrecognized tax benefits, excluding interest and penalties. During the three months ended January 31, 2009, the Company increased its liability for uncertain tax positions, exclusive of interest and penalties, by $8.1 million. Of this increase, approximately $4.8 million is related to positions taken in prior periods, and approximately $3.3 million is related to tax positions taken in the current quarter and certain other items. The nature of the increase relates to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $25.1 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations. During the quarter ended January 31, 2009, the Company recorded an expense of approximately $1.5 million relating to interest and penalties, and as of January 31, 2009, the Company had a liability for interest and penalties of $7.8 million.

During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from no significant change to a reduction of the liability for unrecognized tax benefits of up to $14.2 million, excluding penalties and interest.

The Company has completed a federal tax audit in the United States for fiscal years ending in 2004 and 2005 and remains subject to examination for years thereafter. The Company’s significant foreign tax jurisdictions, including France, Australia, and Canada, are subject to normal and regular examination for various tax years generally beginning in fiscal year 2000. The Company is currently under examination in Australia, France, and Canada for fiscal years ending through 2007.

13.	Debt and Subsequent Events

In March 2009, the Company extended the maturity date of a $70.8 million European credit facility, which was previously due on March 14, 2009, to June 30, 2009. The Company intends to conclude either a strategic or refinancing transaction within the period covered by this extension, in which case this credit facility would either be refinanced or repaid. In connection with this extension, the interest rate of the credit facility was adjusted to Euribor plus a margin of 2.8%.

The Company’s lines of credit and agreements allow for total maximum cash borrowings and letters of credit of $588.8 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $399.4 million of borrowings drawn on these lines of credit as of January 31, 2009, and letters of credit issued at that time totaled $48.7 million. The amount of availability for borrowings under these lines as of January 31, 2009 was $80.6 million of which $40.7 million was committed. Of this $40.7 million in committed capacity, the entire amount can also be used for letters of credit. In addition to the $80.6 million of availability for borrowings, the Company also had $60.1 million in additional capacity for letters of credit in Europe and Asia/Pacific as of January 31, 2009.

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2008 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.
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
On November 12, 2008, we completed the sale of our Rossignol business, which includes the brands Rossignol, Dynastar, Look and Lange. Our Rossignol business, including both wintersports equipment and related apparel, is classified as discontinued operations. The assets and related liabilities of our Rossignol business are classified as held for sale, and the operations are classified as discontinued in our consolidated financial statements. Also, as part of our acquisition of Rossignol in 2005, we acquired a majority interest in Roger Cleveland Golf Company, Inc. Our golf equipment operations were subsequently sold in December 2007 and are also classified as discontinued operations in our condensed consolidated financial statements. As a result of these dispositions, the information herein has been adjusted to exclude both our Rossignol and golf equipment businesses.
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

We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. If we are unable to remain competitive and maintain our consumer loyalty, our business will be negatively affected. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, technicians, researchers, merchandisers, pattern makers and contractors. Our team and the heritage and current strength of our brands has helped us remain competitive in our markets. Our success in the future will depend, in part, on our ability to continue to design products that are acceptable to the marketplace and competitive in the areas of quality, brand image, technical specifications, distribution methods, price, customer service and intellectual property protection.
Results of Operations
The table below shows certain components in our statements of operations from continuing operations and other data as a percentage of revenues:

	Three Months Ended January 31,
Statements of Operations data	2009	2008
Revenues, net	100.0%	100.0%
Gross profit	46.7	49.0
Selling, general and administrative expense	46.7	44.6
Operating income	0.1	4.5
Interest expense	3.2	2.2
Foreign currency, minority interest and other expense (income)	0.3	(0.1)
(Loss) income before provision for income taxes	(3.4)%	2.3%
Other data
Adjusted EBITDA(1)	3.4%	8.0%

(1)	Adjusted EBITDA is defined as income from continuing operations before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of (loss) income from continuing operations to Adjusted EBITDA:

	Three Months Ended January 31,
	2009	2008
(Loss) income from continuing operations	$(65,862)	$7,570
Provision for income taxes	50,581	4,038
Interest expense	14,154	11,048
Depreciation and amortization	13,303	13,531
Non-cash stock-based compensation expense	2,707	3,496

Adjusted EBITDA	$14,883	$39,683

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008
Our total net revenues for the three months ended January 31, 2009 decreased 11% to $443.3 million from $496.6 million in the comparable period of the prior year. This revenue trend as compared to the same period in fiscal 2008 is expected to continue in the second quarter. The effect of changes in foreign currency exchange rates accounted for approximately $34.8 million of the decrease in total net revenues. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear and accessories product lines for our Quiksilver, Roxy, DC, and other brands which include Hawk, Raisins, Leilani, Radio Fiji, Lib Technologies, Gnu and Bent Metal. Revenues in the Americas decreased 13% to $203.4 million for the three months ended January 31, 2009 from $234.9 million in the comparable period of the prior year, while European revenues decreased 9% to $181.7 million from $200.3 million and Asia/Pacific revenues decreased 5% to $57.6 million from $60.4 million for those same periods. The decrease in the Americas came primarily from the Quiksilver and DC brand revenues and, to a lesser extent, Roxy brand revenues across a majority of product lines. The decrease in Americas’ revenues was attributable to general economic conditions affecting both our retail and wholesale markets, and the timing of shipments of DC product compared to the prior year. In addition to lower volume, market related price compression occurred in our company-owned retail stores which also impacted our overall gross margin. Approximately $20.1 million of Europe’s revenue decrease was attributable to the negative effects of foreign currency exchange rates. The currency adjusted revenue increase of 1% in Europe was driven by growth in our Quiksilver and DC brands, partially offset by a decrease in our Roxy brand revenues. Quiksilver brand revenue growth came primarily from apparel and, to a lesser extent, accessories. DC brand revenue growth came primarily from apparel and, to a lesser extent, accessories. The decrease in our Roxy brand came primarily from our accessories and footwear product lines, partially offset by growth in our Roxy apparel brand revenues. The decrease in Asia/Pacific’s revenue was caused by the negative effects of changes in foreign currency exchange rates, which caused a current year decline of approximately $14.7 million. The currency adjusted revenue increase in Asia/Pacific came primarily from growth in our Roxy and Quiksilver brands and, to a lesser extent, growth in our DC brand.
Our consolidated gross profit margin for the three months ended January 31, 2009 decreased to 46.7% from 49.0% in the comparable period of the prior year. The gross profit in the Americas segment decreased to 37.2% from 43.3%, our European segment’s gross profit margin increased to 55.5% from 54.8%, and our Asia/Pacific segment gross profit margin increased to 53.3% from 52.6% for those same periods. The decrease in the Americas segment’s gross profit margin was primarily caused by market related price compression in both our company-owned retail stores and our wholesale business. Our European segment gross profit margin increased primarily as a result of a higher percentage of sales through our retail stores and improved sourcing. In our Asia/Pacific segment, the gross profit margin increase was primarily due to improved wholesale margins in Australia as compared to the prior year.
Our selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2009 decreased 7% to $206.8 million from $221.4 million in the comparable period of the prior year. The effect of changes in foreign currency exchange rates accounted for approximately $15.7 million of the decrease in total SG&A. In the Americas segment, SG&A expenses decreased 3% to $92.0 million from $94.6 million in the comparable period of the prior year, while our European segment’s SG&A decreased 11% to $78.8 million from $88.1 million, and our Asia/Pacific segment’s SG&A decreased 4% to $26.9 million from $27.9 million for those same periods. As a percentage of revenues, our consolidated SG&A increased to 46.7% for the three months ended January 31, 2009 from 44.6% for the three months ended January 31, 2008. In the Americas, SG&A as a percentage of revenues increased to 45.2% compared to 40.3% the year before. In Europe, SG&A as a percentage of revenue decreased to 43.3% from 44.0% and in Asia/Pacific, SG&A as a percentage of revenue increased to 46.7% from 46.2% for those same periods. The increase in SG&A costs as a percentage of revenue in our Americas segment was primarily due to lower revenues. Expense reductions were partially offset by approximately $5.0 million in severance related charges in connection with our January 2009 staff reductions. The decrease in SG&A costs as a percentage of revenue in our European segment was primarily caused by lower marketing and selling costs. In our Asia/Pacific segment, the increase in SG&A costs as a percentage of revenue is primarily related to lower revenues and the cost of opening and operating additional retail stores.
Interest expense for the three months ended January 31, 2009 increased to $14.2 million from $11.0 million in the comparable period of the prior year primarily as a result of interest expense previously allocated to the discontinued operations of Rossignol in the prior year. Including both continuing and discontinued operations our interest expense for the three months ended January 31, 2009 decreased to $14.3 million compared to $14.9 million in the comparable period of the prior year. In the prior year, the discontinued Rossignol business was allocated interest based on intercompany borrowings.
Our foreign currency loss amounted to $1.4 million for the three months ended January 31, 2009 compared to a gain of $0.6 million in the comparable period of the prior year. This loss resulted primarily from the foreign exchange effect of certain non-U.S. dollar denominated liabilities.
Our effective income tax rate for the three months ended January 31, 2009 was (331.0)% compared to 34.8% in the comparable period of the prior year. Despite having a loss for the three months ended January 31, 2009, our tax provision was $50.6 million as we recorded a valuation allowance of $45.9 million against our deferred tax assets in the United States.
Income from continuing operations for the three months ended January 31, 2009 decreased to a loss of $65.9 million or $0.52 per share on a diluted basis compared to income from continuing operations of $7.6 million or $0.06 per share on a diluted basis in the comparable period of the prior year. Adjusted EBITDA decreased to $14.9 million from $39.7 million for those same periods.
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
Cash Flows
Operating activities from continuing operations provided cash of $26.6 million in the three months ended January 31, 2009 compared to $32.7 million in the three months ended January 31, 2008. This $6.1 million decrease in cash provided was primarily due to increases in our net loss and other non-cash charges of $28.0 million, partially offset by improvements in working capital of $21.9 million.
Capital expenditures from continuing operations totaled $10.3 million for the three months ended January 31, 2009, compared to $27.5 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer, warehouse and manufacturing equipment. We had no acquisitions during the three month period ended January 31, 2009. We generated $21.8 million in cash from investing activities of discontinued operations, which is primarily related to the net proceeds from the sale of our Rossignol wintersports business during the three months ended January 31, 2009.
During the three months ended January 31, 2009, net cash used in financing activities from continuing operations totaled $41.7 million, compared to cash used of $48.3 million in the comparable period of the prior year. This decrease in cash used primarily relates to the repayment of debt with the proceeds from the sale of our Cleveland Golf business in December 2007. Additionally, we used $11.1 million in cash from discontinued operations to repay certain debt classified in discontinued operations relating to our Rossignol borrowings.
The net decrease in cash and cash equivalents for the three months ended January 31, 2009 was $11.0 million compared to an increase of $0.8 million in the comparable period of the prior year. Cash and cash equivalents totaled $42.1 million at January 31, 2009 compared to $53.0 million at October 31, 2008, while working capital was $389.9 million at January 31, 2009 compared to $631.3 million at October 31, 2008. Working capital decreased as a result of the disposal of the Rossignol wintersports business in November 2008.
In March 2009, we extended the maturity date of a $70.8 million European credit facility, which was previously due on March 14, 2009, to June 30, 2009. We intend to conclude either a strategic or refinancing transaction within the period covered by this extension, in which case this credit facility would either be refinanced or repaid. In connection with this extension, the interest rate of the credit facility was adjusted to Euribor plus a margin of 2.8%.
We are highly leveraged. However, we believe that our cash flows from operations, together with our existing credit facilities will be adequate to fund our capital requirements for at least the next twelve months. We plan to refinance our short-term uncommitted lines of credit in Europe and Asia/Pacific with new committed facilities. In addition to these refinancings, we expect to increase liquidity either through a sale of assets or by issuing secured debt. We also expect to arrange a new Americas credit facility with our U.S. lenders.
We believe that we can obtain additional liquidity to improve the maturities of our debt and reduce the amount of our short-term uncommitted lines of credit. However, the continuing turmoil in the financial markets could make it more difficult for us to access capital, sell assets, refinance the our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the broader capital markets. Therefore, no assurances can be given that we will be successful in these efforts.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 21% to $373.4 million at January 31, 2009 from $470.1 million at October 31, 2008. Accounts receivable in our Americas segment decreased 22% to $197.5 million at January 31, 2009 from $254.2 million at October 31, 2008, European segment accounts receivable decreased 12% to $140.6 million from $160.0 million and Asia/Pacific segment accounts receivable decreased 37% to $35.3 million from $55.8 million. Compared to January 31, 2008, accounts receivable remained largely unchanged in the Americas segment, decreased 11% in our European segment and decreased 24% in our Asia/Pacific segment. Adjusting for the effects of foreign currency exchange rates, consolidated trade accounts receivable increased slightly compared to January 31, 2008. Included in accounts receivable at January 31, 2009 are approximately $19.6 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately 3 days at January 31, 2009 compared to January 31, 2008.
Consolidated inventories increased 22% to $380.5 million at January 31, 2009 from $312.1 million at October 31, 2008. Inventories in the Americas segment increased 19% to $193.7 million from $162.2 million at October 31, 2008, European segment inventories increased 36% to $134.1 million from $102.6 million and Asia/Pacific segment inventories increased 11% to $52.8 million from $47.4 million. Compared to January 31, 2008, inventories increased 26% in the Americas segment, decreased 12% in our European segment and decreased 10% in the Asia/Pacific segment. Adjusting for the effects of foreign currency exchange rates, our consolidated inventory increased 16% compared to January 31, 2008. Consolidated average annual inventory turnover was approximately 3.2 at January 31, 2009 compared to approximately 3.4 at January 31, 2008.

Commitments
There have been no material changes in our contractual obligations since October 31, 2008.
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
As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into various foreign currency exchange contracts generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivatives in other comprehensive income.
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
Forward-Looking Statements
All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition, liquidity and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “likely,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:
•	continuing deterioration of global economic conditions and credit and capital markets;

•	our ability to obtain new financing or refinancing on reasonable terms;

•	our ability to sell certain assets on reasonable terms;

•	our ability to remain compliant with our debt covenants;

•	our ability to achieve the financial results that we anticipate;

•	payments due on contractual commitments and other debt obligations;

•	future expenditures for capital projects;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations; and

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained herein will, in fact, transpire.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates that affect interest expense.
Foreign Currency and Derivatives
We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of income of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported profits and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for Quiksilver Europe because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. In addition, the statements of income of Quiksilver Asia/Pacific are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for Quiksilver Asia/Pacific when the U.S. dollar is stronger in comparison to the Australian dollar or Japanese yen.
European revenues increased 1% in euros during the three months ended January 31, 2009 compared to the three months ended January 31, 2008. As measured in U.S. dollars and reported in our consolidated statements of income, European revenues decreased 9% as a result of a stronger U.S. dollar versus the euro in comparison to the prior year.
Asia/Pacific revenues increased 26% in Australian dollars during the three months ended January 31, 2009 compared to the three months ended January 31, 2008. As measured in U.S. dollars and reported in our consolidated statements of income, Asia/Pacific revenues decreased 5% as a result of a stronger U.S. dollar versus the Australian dollar in comparison to the prior year.
Our other foreign currency and interest rate risks are discussed in our Annual Report on Form 10-K for the year ended October 31, 2008 in Item 7A.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2009.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6.

Exhibits

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Offer Letter dated August 25, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

2.4	Amended and Restated Offer Letter dated October 31, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2008).

2.5	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Amendments to executive officer base salaries effective as of February 1, 2009. (1)

10.2	Eighth Amendment to Amended and Restated Credit Agreement dated November 12, 2008 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008).

10.3	Ninth Amendment to Amended and Restated Credit Agreement dated November 12, 2008 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008).

Exhibits

10.4	Separation and Transition Agreement between Martin J. Samuels and Quiksilver, Inc. dated January 12, 2009. (1)

10.5	Employment Agreement between Craig Stevenson and Quiksilver, Inc. dated January 19, 2009, as amended. (1)

10.6	Tenth Amendment to the Amended and Restated Credit Agreement dated March 6, 2009.

10.7	English Translation of Amendment No. 3 to Line of Credit Agreement dated March 14, 2008 between Pilot S.A.S. and Societe Generale, BNP Paribas and Le Credit Lyonnais dated March 9, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

(1)	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
March 12, 2009	/s/ Brad L. Holman
Brad L. Holman
Vice President of Accounting and Financial Reporting (Principal Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibits

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Offer Letter dated August 25, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

2.4	Amended and Restated Offer Letter dated October 31, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2008).

2.5	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Amendments to executive officer base salaries effective as of February 1, 2009. (1)

10.2	Eighth Amendment to Amended and Restated Credit Agreement dated November 12, 2008 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008).

10.3	Ninth Amendment to Amended and Restated Credit Agreement dated November 12, 2008 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008).

Exhibits
10.4	Separation and Transition Agreement between Martin J. Samuels and Quiksilver, Inc. dated January 12, 2009. (1)

10.5	Employment Agreement between Craig Stevenson and Quiksilver, Inc. dated January 19, 2009, as amended. (1)

10.6	Tenth Amendment to the Amended and Restated Credit Agreement dated March 6, 2009.

10.7	English Translation of Amendment No. 3 to Line of Credit Agreement dated March 14, 2008 between Pilot S.A.S. and Societe Generale, BNP Paribas and Le Credit Lyonnais dated March 9, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

(1)	Management contract or compensatory plan.