Form 10-Q
period 2009-04-30
QUIKSILVER INC
filed 2009-06-09
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at
June 5, 2009 was 128,110,583

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,
In thousands, except per share amounts	2009	2008

Revenues, net	$494,173	$596,280
Cost of goods sold	261,055	295,938

Gross profit	233,118	300,342

Selling, general and administrative expense	202,589	230,800
Asset impairment	—	350

Operating income	30,529	69,192

Interest expense	13,552	12,996
Foreign currency loss	1,926	1,384
Minority interest and other expense (income)	578	(471)

Income before provision for income taxes	14,473	55,283

Provision for income taxes	9,528	16,558

Income from continuing operations	4,945	38,725
Loss from discontinued operations, net of tax	(2,132)	(244,949)

Net income (loss)	$2,813	$(206,224)

Income per share from continuing operations	$0.04	$0.31

Loss per share from discontinued operations	$(0.02)	$(1.95)

Net income (loss) per share	$0.02	$(1.64)

Income per share from continuing operations, assuming dilution	$0.04	$0.30

Loss per share from discontinued operations, assuming dilution	$(0.02)	$(1.88)

Net income (loss) per share, assuming dilution	$0.02	$(1.59)

Weighted average common shares outstanding	127,324	125,741

Weighted average common shares outstanding, assuming dilution	128,091	130,052

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended April 30,
In thousands	2009	2008

Net income (loss)	$2,813	$(206,224)
Other comprehensive income (loss):
Foreign currency translation adjustment	26,845	36,970
Net unrealized loss on derivative instruments, net of tax of $(7,161) (2009) and $(3,048) (2008)	(10,747)	(7,499)

Comprehensive income (loss)	$18,911	$(176,753)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended April 30,
In thousands, except per share amounts	2009	2008

Revenues, net	$937,451	$1,092,861
Cost of goods sold	497,170	548,995

Gross profit	440,281	543,866

Selling, general and administrative expense	409,407	452,210
Asset impairment	—	350

Operating income	30,874	91,306

Interest expense	27,706	24,044
Foreign currency loss	3,356	768
Minority interest and other expense (income)	620	(397)

(Loss) income before provision for income taxes	(808)	66,891

Provision for income taxes	60,109	20,596

(Loss) income from continuing operations	(60,917)	46,295
Loss from discontinued operations, net of tax	(130,696)	(274,459)

Net loss	$(191,613)	$(228,164)

(Loss) income per share from continuing operations	$(0.48)	$0.37

Loss per share from discontinued operations	$(1.03)	$(2.19)

Net loss per share	$(1.51)	$(1.82)

(Loss) income per share from continuing operations, assuming dilution	$(0.48)	$0.36

Loss per share from discontinued operations, assuming dilution	$(1.03)	$(2.12)

Net loss per share, assuming dilution	$(1.51)	$(1.76)

Weighted average common shares outstanding	127,157	125,133

Weighted average common shares outstanding, assuming dilution	127,157	129,606

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Six months ended April 30,
In thousands	2009	2008

Net loss	$(191,613)	$(228,164)
Other comprehensive income (loss):
Foreign currency translation adjustment	32,564	37,480
Reclassification adjustment for foreign currency translation included in current period loss from discontinued operations	(47,850)	—
Net unrealized loss on derivative instruments, net of tax of $(7,329) (2009) and $(973) (2008)	(11,639)	(3,035)

Comprehensive loss	$(218,538)	$(193,719)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
In thousands, except share amounts	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$74,052	$53,042
Restricted cash	47,236	—
Trade accounts receivable, less allowances of $36,719 (2009) and $31,331 (2008)	410,971	470,059
Other receivables	32,260	70,376
Income taxes receivable	—	10,738
Inventories	307,735	312,138
Deferred income taxes short-term	92,482	12,220
Prepaid expenses and other current assets	33,757	25,869
Current assets held for sale	9,122	411,442

Total current assets	1,007,615	1,365,884

Restricted cash	—	46,475
Fixed assets, less accumulated depreciation and amortization of $242,741 (2009) and $223,572 (2008)	228,918	235,528
Intangible assets, net	142,792	144,434
Goodwill	304,991	299,350
Other assets	42,059	39,594
Deferred income taxes long-term	13,803	39,000

Total assets	$1,740,178	$2,170,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$224,451	$238,317
Accounts payable	169,075	235,729
Accrued liabilities	69,455	93,548
Current portion of long-term debt	225,936	31,904
Income taxes payable	20,396	—
Liabilities related to assets held for sale	1,415	135,071

Total current liabilities	710,728	734,569

Long-term debt, net of current portion	604,412	790,097
Other long-term liabilities	38,429	39,607
Non-current liabilities related to assets held for sale	—	6,026

Total liabilities	1,353,569	1,570,299

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 185,000,000; issued shares — 130,995,783 (2009) and 130,622,566 (2008)	1,310	1,306
Additional paid-in capital	339,686	334,509
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
(Accumulated deficit) retained earnings	(1,194)	190,419
Accumulated other comprehensive income	53,585	80,510

Total stockholders’ equity	386,609	599,966

Total liabilities and stockholders’ equity	$1,740,178	$2,170,265

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,
In thousands	2009	2008

Cash flows from operating activities:
Net loss	$(191,613)	$(228,164)

Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	130,696	274,459
Depreciation and amortization	26,738	28,093
Stock-based compensation and tax benefit on option exercises	4,372	4,621
Provision for doubtful accounts	8,965	4,858
Loss (gain) on disposal of fixed assets	2,721	(710)
Foreign currency (gain) loss	(144)	337
Asset impairments	—	350
Minority interest and equity in earnings	1,477	698
Deferred income taxes	44,848	—
Changes in operating assets and liabilities, net of the effect from business acquisitions:
Trade accounts receivable	55,579	15,133
Other receivables	20,171	5,382
Inventories	9,259	5,278
Prepaid expenses and other current assets	(7,696)	(5,721)
Other assets	(2,641)	317
Accounts payable	(63,580)	(11,411)
Accrued liabilities and other long-term liabilities	(24,688)	(17,738)
Income taxes payable	21,170	5,171

Cash provided by operating activities of continuing operations	35,634	80,953
Cash provided by operating activities of discontinued operations	8,801	69,313

Net cash provided by operating activities	44,435	150,266

Cash flows from investing activities:
Capital expenditures	(21,510)	(43,150)
Business acquisitions, net of cash acquired	—	(29,984)

Cash used in investing activities of continuing operations	(21,510)	(73,134)
Cash provided by investing activities of discontinued operations	21,848	106,528

Net cash provided by investing activities	338	33,394

Cash flows from financing activities:
Borrowings on lines of credit	8,613	124,148
Payments on lines of credit	(21,941)	(15,226)
Borrowings on long-term debt	144,546	118,012
Payments on long-term debt	(142,202)	(176,948)
Stock option exercises, employee stock purchases and tax benefit on option exercises	495	6,269

Cash (used in) provided by financing activities of continuing operations	(10,489)	56,255
Cash used in financing activities of discontinued operations	(11,136)	(220,069)

Net cash used in financing activities	(21,625)	(163,814)

Effect of exchange rate changes on cash	(2,138)	(2,860)

Net increase in cash and cash equivalents	21,010	16,986
Cash and cash equivalents, beginning of period	53,042	74,348

Cash and cash equivalents, end of period	$74,052	$91,334

Supplementary cash flow information:
Cash paid (received) during the period for:
Interest	$26,144	$24,507

Income taxes	$(177)	$18,690

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

Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2009 and 2008. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2008 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

In November 2008, the Company sold its Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange, and in December 2007, the Company sold its golf equipment business. As a result, the Company has classified its Rossignol wintersports and golf equipment businesses as discontinued operations for all periods presented.

The Company is highly leveraged. However, management believes that its cash flow from operations, together with its existing credit facilities and planned refinancings will be adequate to fund the Company’s capital requirements for at least the next twelve months. With respect to the Company’s European credit facility of $73.3 million due on June 30, 2009, the Company’s European banks have extended the maturity of this credit facility on four separate occasions through June 30, 2009. In connection with current negotiations, the European banks have indicated a willingness to extend this maturity again but have not yet done so based on the progress of current negotiations for a new committed multi-year facility. This multi-year facility would include the refinancing of all uncommitted European debt and a majority of its existing term loans. The Company believes that its short-term uncommitted lines of credit will continue to be made available until refinanced on a longer term basis in its European and Asia/Pacific segments. The Company has entered into an agreement with certain U.S. lenders to form a new three year $200 million asset-based credit facility to replace its existing facility which expires in April 2010, conditioned on the closing of the new five year senior secured term loan. In addition, a strategic investment partner has committed to a five year senior secured term loan in the amount of $150 million, conditioned on the successful closing of the new multi-year facility in Europe and the new Americas asset-based credit facility. This transaction will increase the overall liquidity of the Company and is expected to facilitate the other refinancings in Europe, Asia/Pacific and the Americas. The Americas refinancing, the European multi-year facility and the term loan are expected to close during the three months ending July 31, 2009, but no assurances can be given that the Company will be successful in these efforts.

If the Company is unsuccessful in closing these transactions or if its short-term uncommitted lines of credit in Europe and Asia/Pacific are no longer made available, the Company could be adversely affected by having current maturities with limited means of repayment. The current maturities include the $73.3 million European credit facility due on June 30, 2009, the European uncommitted debt of $113.3 million and the Asia/Pacific uncommitted debt of $37.9 million, for a total of $224.5 million. While possible, management believes that it is unlikely that a repayment requirement would come from these banks based on the current stage of negotiations and because the debt currently has no associated collateral. Management believes that the more likely scenario would be a request for collateral to secure this debt. At the current time, the European banks have not asked for collateral as they are all working toward the planned multi-year facility. Without the financing arrangements previously described, the Company may not be able to meet its current obligations and would have to seek other alternatives. The continuing turmoil in the financial markets and economic conditions worldwide

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
could make it more difficult for the Company to close and fund these planned refinancing and strategic investment transactions. Therefore, no assurances can be given that the Company will be successful in these efforts.

2.	New Accounting Pronouncements

In September 2006, the FASB, (“Financial Accounting Standards Board”) issued SFAS (“Statement of Financial Accounting Standards”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this standard at the beginning of its fiscal year ending October 31, 2009. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 8 for certain required disclosures related to this standard.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends the guidance in SFAS No. 141(R) to (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated. If fair value of an acquired asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date, and for unrecognized contingencies, the Company is required to include disclosures required by SFAS No. 5 in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquiror in a business combination be treated as contingent consideration of the acquiror and should be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). This statement (as amended) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company will adopt this standard at the beginning of its fiscal year ending October 31, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal 2010, except for certain tax treatment of previous acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS No. 160”), which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this standard at the beginning of its fiscal year ending October 31, 2010. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard at the beginning of its fiscal quarter ending April 30, 2009. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 8 for required disclosures related to this standard.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 and the Company expects to adopt this disclosure only standard during the three months ending July 31, 2009.

3.	Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment”. The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the six months ended April 30, 2009 and 2008, options were valued assuming a risk-free interest rate of 2.0% and 3.0%, respectively, volatility of 62.8% and 40.7%, respectively, zero dividend yield, and an expected life of 5.9 and 5.7 years, respectively. The weighted average fair value of options granted was $0.97 and $3.85 for the six months ended April 30, 2009 and 2008, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of April 30, 2009, the Company had approximately $4.2 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.6 years. Compensation expense was included as selling, general and administrative expense for the period.

Changes in shares under option for the six months ended April 30, 2009 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value

Outstanding, October 31, 2008	15,902,575	$9.97
Granted	1,458,000	1.67
Exercised	—	—		$—
Canceled	(1,617,243)	10.37

Outstanding, April 30, 2009	15,743,332	$9.15	5.4	$111

Options exercisable, April 30, 2009	12,713,822	$9.69	4.6	$11

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in non-vested shares under option for the six months ended April 30, 2009 are as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Non-vested, October 31, 2008	3,650,779	$5.88
Granted	1,458,000	0.97
Vested	(1,807,261)	6.34
Canceled	(272,008)	5.31

Non-vested, April 30, 2009	3,029,510	$3.21

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests in three to five years and may have certain performance based acceleration features which allow for earlier vesting.

Changes in restricted stock for the six months ended April 30, 2009 are as follows:

Shares

Outstanding, October 31, 2008	721,003
Granted	260,000
Vested	(9,999)
Forfeited	(204,001)

Outstanding, April 30, 2009	767,003

Compensation expense is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of April 30, 2009, there had been no acceleration of the amortization period. As of April 30, 2009, the Company had approximately $4.9 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years.

4.	Inventories

Inventories consist of the following:

	April 30,	October 31,
In thousands	2009	2008

Raw materials	$7,927	$9,156
Work in-process	3,940	7,743
Finished goods	295,868	295,239

	$307,735	$312,138

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	April 30, 2009			October 31, 2008
	Gross	Amorti-	Net Book	Gross	Amorti-	Net Book
In thousands	Amount	zation	Value	Amount	zation	Value

Amortizable trademarks	$18,585	$(5,635)	$12,950	$18,976	$(5,559)	$13,417
Amortizable licenses	9,623	(6,174)	3,449	9,103	(5,386)	3,717
Other amortizable intangibles	8,139	(4,261)	3,878	8,103	(3,942)	4,161
Non-amortizable trademarks	122,515	—	122,515	123,139	—	123,139

	$158,862	$(16,070)	$142,792	$159,321	$(14,887)	$144,434

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the six months ended April 30, 2009 and 2008 was $1.6 million and $1.4 million, respectively. Annual amortization expense is estimated to be approximately $3.1 million in the fiscal year ending October 31, 2009, $3.0 million in the fiscal years ending October 31, 2010 through 2012, and $2.0 million in the fiscal year ending October 31, 2013.

Goodwill related to the Company’s operating segments is as follows:

	April 30,	October 31,
In thousands	2009	2008

Americas	$76,991	$76,124
Europe	170,067	167,814
Asia/Pacific	57,933	55,412

	$304,991	$299,350

Goodwill increased $5.6 million during the six months ended April 30, 2009. This increase was primarily related to the effect of changes in foreign currency exchange rates.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of income taxes, are as follows:

	April 30,	October 31,
In thousands	2009	2008

Foreign currency translation adjustment	$44,717	$60,003
Gain on cash flow hedges	8,868	20,507

	$53,585	$80,510

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for less than 4% of the Company’s net revenues from continuing operations for the six months ended April 30, 2009 and 2008.

Information related to the Company’s operating segments is as follows:

	Three Months Ended April 30,
In thousands	2009	2008
Revenues, net:
Americas	$229,990	$247,615
Europe	210,498	284,500
Asia/Pacific	52,299	62,484
Corporate operations	1,386	1,681

	$494,173	$596,280

Gross profit:
Americas	$84,895	$105,779
Europe	119,447	161,730
Asia/Pacific	28,838	31,690
Corporate operations	(62)	1,143

	$233,118	$300,342

SG&A expense:
Americas	$89,021	$89,697
Europe	79,060	98,058
Asia/Pacific	26,317	32,167
Corporate operations	8,191	10,878

	$202,589	$230,800

Asset impairment:
Americas	$—	$350
Europe	—	—
Asia/Pacific	—	—
Corporate operations	—	—

	$—	$350

Operating (loss) income:
Americas	$(4,126)	$15,732
Europe	40,387	63,672
Asia/Pacific	2,521	(477)
Corporate operations	(8,253)	(9,735)

	$30,529	$69,192

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended April 30,
In thousands	2009	2008
Revenues, net:
Americas	$433,403	$482,550
Europe	392,196	484,783
Asia/Pacific	109,889	122,860
Corporate operations	1,963	2,668

	$937,451	$1,092,861

Gross profit:
Americas	$160,561	$207,535
Europe	220,213	271,427
Asia/Pacific	59,539	63,425
Corporate operations	(32)	1,479

	$440,281	$543,866

SG&A expense:
Americas	$181,027	$184,307
Europe	157,825	186,137
Asia/Pacific	53,233	60,081
Corporate operations	17,322	21,685

	$409,407	$452,210

Asset impairment:
Americas	$—	$350
Europe	—	—
Asia/Pacific	—	—
Corporate operations	—	—

	$—	$350

Operating (loss) income:
Americas	$(20,466)	$22,878
Europe	62,388	85,290
Asia/Pacific	6,306	3,344
Corporate operations	(17,354)	(20,206)

	$30,874	$91,306

Identifiable assets:
Americas	$592,486	$703,873
Europe	847,414	1,074,507
Asia/Pacific	232,278	354,572
Corporate operations	68,000	66,091

	$1,740,178	$2,199,043

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Derivative Financial Instruments

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

The Company accounts for all of its cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with SFAS No. 133, the Company designates forward contracts as cash flow hedges of forecasted purchases of commodities.

Effective February 1, 2009, the Company adopted SFAS No. 161, an amendment to SFAS No. 133, which provides an enhanced disclosure framework for derivative instruments. SFAS No. 161 requires that the fair values of derivative instruments and their gains and losses be disclosed in a manner that provides adequate information about the impact these instruments can have on an entity’s financial position, results of operations and cash flows.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of April 30, 2009, the Company was hedging forecasted transactions expected to occur through October 2010. Assuming April 30, 2009 exchange rates remain constant, $8.9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified to earnings over the next 18 months.

For the six months ended April 30, 2009, the effective portions of gains (losses) of foreign exchange derivative instruments in the consolidated statement of operations were as follows:

	Six Months Ended April 30, 2009
In thousands	Amount	Location
Gain (loss) recognized in OCI on derivative	$(5,693)	Other comprehensive income
Gain (loss) reclassified from accumulated OCI into income	$(13,160)	Cost of goods sold
Gain (loss) reclassified from accumulated OCI into income	$40	Foreign currency gain (loss)
Gain (loss) recognized in income on derivative	$613	Foreign currency gain (loss)
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
(Unaudited)
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

As of April 30, 2009, the Company had the following outstanding forward contracts that were entered into to hedge forecasted purchases:

		Notional
In thousands	Hedged Item	Amount	Maturity	Fair Value

United States dollar	Inventory	$321,841	May 2009 — Oct 2010	$16,065
Swiss franc	Accounts receivable	1,959	May 2009 — Oct 2009	20

		$323,800		$16,085

Effective November 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the fair values of the foreign exchange contract assets and liabilities measured and recognized at fair value on a recurring basis on the consolidated balance sheet as of April 30, 2009:

	April 30, 2009
				Assets (Liabilities)
	Fair Value Measurements Using			at Fair Value
In thousands	Level 1	Level 2	Level 3

Derivative assets:
Other receivables	$—	$13,776	$—	$13,776
Other assets	—	4,153	—	4,153
Derivative liabilities:
Accrued liabilities	—	(1,788)	—	(1,788)
Other long-term liabilities	—	(56)	—	(56)

Total fair value	$—	$16,085	$—	$16,085

9.	Litigation, Indemnities and Guarantees

The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition or results of operations.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of April 30, 2009, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets because any liability for these indemnities would not be material.

10.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of April 30, 2009 and October 31, 2008 and for the three and six month periods ended April 30, 2009 and 2008. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has adjusted certain prior year amounts in the current year’s presentation for prior periods to properly reflect the Company’s investment in its subsidiaries under the equity method of accounting as required by Regulation S-X, Rule 3-10. The Company has applied the

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2009, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended April 30, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$72	$204,931	$298,073	$(8,903)	$494,173
Cost of goods sold	—	128,829	134,987	(2,761)	261,055

Gross profit	72	76,102	163,086	(6,142)	233,118

Selling, general and administrative expense	4,034	87,310	118,268	(7,023)	202,589

Operating (loss) income	(3,962)	(11,208)	44,818	881	30,529

Interest expense	10,293	421	2,838	—	13,552
Foreign currency loss	136	71	1,719	—	1,926
Minority interest, equity in earnings and other (income) expense	(19,518)	353	225	19,518	578

Income (loss) before provision for income taxes	5,127	(12,053)	40,036	(18,637)	14,473

Provision for income taxes	—	14	9,514	—	9,528

Income (loss) from continuing operations	5,127	(12,067)	30,522	(18,637)	4,945
(Loss) income from discontinued operations	(2,314)	(65)	248	(1)	(2,132)

Net income (loss)	$2,813	$(12,132)	$30,770	$(18,638)	$2,813

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended April 30, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$23	$217,996	$390,212	$(11,951)	$596,280
Cost of goods sold	—	126,138	173,038	(3,238)	295,938

Gross profit	23	91,858	217,174	(8,713)	300,342

Selling, general and administrative expense	16,164	84,095	140,604	(10,063)	230,800
Asset impairment	—	350	—	—	350

Operating (loss) income	(16,141)	7,413	76,570	1,350	69,192

Interest expense (income)	12,929	166	(99)	—	12,996
Foreign currency loss (gain)	392	(10)	1,002	—	1,384
Minority interest, equity in earnings and other expense (income)	184,133	(189)	(282)	(184,133)	(471)

(Loss) income before (benefit) provision for income taxes	(213,595)	7,446	75,949	185,483	55,283

(Benefit) provision for income taxes	(7,973)	2,173	22,358	—	16,558

(Loss) income from continuing operations	(205,622)	5,273	53,591	185,483	38,725
Loss from discontinued operations	(602)	(17,301)	(225,795)	(1,251)	(244,949)

Net (loss) income	$(206,224)	$(12,028)	$(172,204)	$184,232	$(206,224)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended April 30, 2009

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$149	$386,141	$569,618	$(18,457)	$937,451
Cost of goods sold	—	243,325	260,611	(6,766)	497,170

Gross profit	149	142,816	309,007	(11,691)	440,281

Selling, general and administrative expense	15,987	171,175	234,663	(12,418)	409,407

Operating (loss) income	(15,838)	(28,359)	74,344	727	30,874

Interest expense	20,918	955	5,833	—	27,706
Foreign currency loss	1	50	3,305	—	3,356
Minority interest, equity in earnings and other expense (income)	175,250	620	—	(175,250)	620

(Loss) income before (benefit) provision for income taxes	(212,007)	(29,984)	65,206	175,977	(808)

(Benefit) provision for income taxes	(2,823)	46,039	16,893	—	60,109

(Loss) income from continuing operations	(209,184)	(76,023)	48,313	175,977	(60,917)
Income (loss) from discontinued operations	17,571	(2,787)	(145,989)	509	(130,696)

Net (loss) income	$(191,613)	$(78,810)	$(97,676)	$176,486	$(191,613)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended April 30, 2008

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$18	$428,601	$685,857	$(21,615)	$1,092,861
Cost of goods sold	—	246,393	308,954	(6,352)	548,995

Gross profit	18	182,208	376,903	(15,263)	543,866

Selling, general and administrative expense	24,949	173,951	269,931	(16,621)	452,210
Asset impairment	—	350	—	—	350

Operating (loss) income	(24,931)	7,907	106,972	1,358	91,306

Interest expense	23,609	125	310	—	24,044
Foreign currency loss (gain)	588	(8)	188	—	768
Minority interest, equity in earnings and other expense (income)	192,618	(224)	(173)	(192,618)	(397)

(Loss) income before (benefit) provision for income taxes	(241,746)	8,014	106,647	193,976	66,891

(Benefit) provision for income taxes	(14,394)	2,343	32,647	—	20,596

(Loss) income from continuing operations	(227,352)	5,671	74,000	193,976	46,295
Loss from discontinued operations	(812)	(27,396)	(244,730)	(1,521)	(274,459)

Net (loss) income	$(228,164)	$(21,725)	$(170,730)	$192,455	$(228,164)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
April 30, 2009

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$16	$10,254	$63,782	$—	$74,052
Restricted cash	—	—	47,236	—	47,236
Trade accounts receivable, net	—	161,082	249,889	—	410,971
Other receivables	643	5,260	26,357	—	32,260
Inventories	—	134,765	173,619	(649)	307,735
Deferred income taxes short-term	—	289	92,193	—	92,482
Prepaid expenses and other current assets	13,747	7,895	12,115	—	33,757
Current assets held for sale	—	10	9,112	—	9,122

Total current assets	14,406	319,555	674,303	(649)	1,007,615

Fixed assets, net	5,137	87,776	136,005	—	228,918
Intangible assets, net	2,837	50,819	89,136	—	142,792
Goodwill	—	118,111	186,880	—	304,991
Investment in subsidiaries	955,858	—	—	(955,858)	—
Other assets	8,561	1,736	31,762	—	42,059
Deferred income taxes long-term	—	(20,091)	33,894	—	13,803

Total assets	$986,799	$557,906	$1,151,980	$(956,507)	$1,740,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$224,451	$—	$224,451
Accounts payable	3,119	87,313	78,643	—	169,075
Accrued liabilities	11,220	17,793	40,442	—	69,455
Current portion of long-term debt	—	149,868	76,068	—	225,936
Income taxes payable	—	(1,152)	21,548	—	20,396
Intercompany balances	185,851	(123,279)	(62,572)	—	—
Current liabilities of assets held for sale	—	70	1,345	—	1,415

Total current liabilities	200,190	130,613	379,925	—	710,728

Long-term debt, net of current portion	400,000	514	203,898	—	604,412
Other long-term liabilities	—	33,991	4,438	—	38,429

Total liabilities	600,190	165,118	588,261	—	1,353,569

Stockholders’/invested equity	386,609	392,788	563,719	(956,507)	386,609

Total liabilities and stockholders’ equity	$986,799	$557,906	$1,151,980	$(956,507)	$1,740,178

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
October 31, 2008

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$18	$2,666	$50,358	$—	$53,042
Trade accounts receivable, net	—	214,033	256,026	—	470,059
Other receivables	866	9,824	59,686	—	70,376
Income taxes receivable	—	2,859	7,879	—	10,738
Inventories	—	134,812	178,738	(1,412)	312,138
Deferred income taxes short-term	—	21,560	(9,340)	—	12,220
Prepaid expenses and other current assets	6,019	8,773	11,077	—	25,869
Current assets held for sale	—	70,367	341,075	—	411,442

Total current assets	6,903	464,894	895,499	(1,412)	1,365,884

Restricted cash	—	—	46,475	—	46,475
Fixed assets, net	5,775	96,686	133,067	—	235,528
Intangible assets, net	2,754	51,113	90,567	—	144,434
Goodwill	—	117,235	182,115	—	299,350
Investment in subsidiaries	1,185,761	—	—	(1,185,761)	—
Other assets	9,300	3,387	26,907	—	39,594
Deferred income taxes long-term	—	3,992	35,008	—	39,000

Total assets	$1,210,493	$737,307	$1,409,638	$(1,187,173)	$2,170,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$238,317	$—	$238,317
Accounts payable	5,121	102,987	127,621	—	235,729
Accrued liabilities	18,436	17,455	57,657	—	93,548
Current portion of long-term debt	—	2,061	29,843	—	31,904
Intercompany balances	186,970	(122,584)	(64,386)	—	—
Current liabilities related to assets held for sale	—	35,398	99,673	—	135,071

Total current liabilities	210,527	35,317	488,725	—	734,569

Long-term debt, net of current portion	400,000	143,501	246,596	—	790,097
Other long-term liabilities	—	29,882	9,725	—	39,607
Non-current liabilities related to assets held for sale	—	—	6,026	—	6,026

Total liabilities	610,527	208,700	751,072	—	1,570,299

Stockholders’/invested equity	599,966	528,607	658,566	(1,187,173)	599,966

Total liabilities and stockholders’ equity	$1,210,493	$737,307	$1,409,638	$(1,187,173)	$2,170,265

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended April 30, 2009

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(191,613)	$(78,810)	$(97,676)	$176,486	$(191,613)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(17,571)	2,787	145,989	(509)	130,696
Depreciation and amortization	751	12,571	13,416	—	26,738
Stock-based compensation	4,372	—	—	—	4,372
Provision for doubtful accounts	—	6,154	2,811	—	8,965
Minority interest and equity in earnings	175,250	1,019	458	(175,250)	1,477
Deferred income taxes	—	47,752	(2,904)	—	44,848
Other adjustments to reconcile net loss	—	741	1,836	—	2,577
Changes in operating assets and liabilities:
Trade accounts receivables	—	48,306	7,273	—	55,579
Inventories	—	76	10,419	(1,236)	9,259
Other operating assets and liabilities	(11,476)	(5,599)	(40,189)	—	(57,264)

Cash (used in) provided by operating activities of continuing operations	(40,287)	34,997	41,433	(509)	35,634
Cash (used in) provided by operating activities of discontinued operations	(19,736)	42,770	(14,742)	509	8,801

Net cash (used in) provided by operating activities	(60,023)	77,767	26,691	—	44,435
Cash flows from investing activities:
Capital expenditures	(3,622)	(4,304)	(13,584)	—	(21,510)

Cash used in investing activities of continuing operations	(3,622)	(4,304)	(13,584)	—	(21,510)
Cash provided by investing activities of discontinued operations	—	—	21,848	—	21,848

Net cash (used in) provided by investing activities	(3,622)	(4,304)	8,264	—	338
Cash flows from financing activities:
Borrowings on lines of credit	—	—	8,613	—	8,613
Payments on lines of credit	—	—	(21,941)	—	(21,941)
Borrowings on long-term debt	—	115,412	29,134	—	144,546
Payments on long-term debt	—	(109,591)	(32,611)	—	(142,202)
Stock option exercises, employee stock purchases and tax benefit on option exercises	495	—	—	—	495
Intercompany	63,148	(71,696)	8,548	—	—

Cash provided by (used in) financing activities of continuing operations	63,643	(65,875)	(8,257)	—	(10,489)
Cash used in financing activities of discontinued operations	—	—	(11,136)	—	(11,136)

Net cash provided by (used in) financing activities	63,643	(65,875)	(19,393)	—	(21,625)
Effect of exchange rate changes on cash	—	—	(2,138)	—	(2,138)

Net (decrease) increase in cash and cash equivalents	(2)	7,588	13,424	—	21,010
Cash and cash equivalents, beginning of period	18	2,666	50,358	—	53,042

Cash and cash equivalents, end of period	$16	$10,254	$63,782	$—	$74,052

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended April 30, 2008

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(228,164)	$(21,850)	$(171,338)	$193,188	$(228,164)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	812	27,396	244,730	1,521	274,459
Depreciation and amortization	1,280	11,983	14,830	—	28,093
Stock-based compensation	4,621	—	—	—	4,621
Provision for doubtful accounts	—	2,575	2,283	—	4,858
Minority interest and equity in earnings	193,351	—	—	(193,351)	—
Asset impairments	—	350	—	—	350
Other adjustments to reconcile net loss	(169)	(88)	582	—	325
Changes in operating assets and liabilities:
Trade accounts receivables	—	21,925	(6,792)	—	15,133
Inventories	—	(5,078)	10,193	163	5,278
Other operating assets and liabilities	(2,486)	(31,741)	10,227	—	(24,000)

Cash (used in) provided by operating activities of continuing operations	(30,755)	5,472	104,715	1,521	80,953
Cash provided by (used in) operating activities of discontinued operations	1,808	6,871	62,155	(1,521)	69,313

Net cash (used in) provided by operating activities	(28,947)	12,343	166,870	—	150,266
Cash flows from investing activities:
Capital expenditures	470	(17,330)	(26,290)	—	(43,150)
Business acquisitions, net of cash acquired	—	(20,296)	(9,688)	—	(29,984)

Cash provided by (used in) investing activities of continuing operations	470	(37,626)	(35,978)	—	(73,134)
Cash provided by investing activities of discontinued operations	—	95,142	11,386	—	106,528

Net cash provided by (used in) investing activities	470	57,516	(24,592)	—	33,394
Cash flows from financing activities:
Borrowings on lines of credit	—	—	124,148	—	124,148
Payments on lines of credit	—	—	(15,226)	—	(15,226)
Borrowings on long-term debt	—	114,500	3,512	—	118,012
Payments on long-term debt	—	(148,700)	(28,248)	—	(176,948)
Stock option exercises, employee stock purchases and tax benefit on option exercises	6,269	—	—	—	6,269
Intercompany	21,427	(9,135)	(12,292)	—	—

Cash provided by (used in) financing activities of continuing operations	27,696	(43,335)	71,894	—	56,255
Cash used in financing activities of discontinued operations	—	(35,000)	(185,069)	—	(220,069)

Net cash provided by (used in) financing activities	27,696	(78,335)	(113,175)	—	(163,814)
Effect of exchange rate changes on cash	—	—	(2,860)	—	(2,860)

Net (decrease) increase in cash and cash equivalents	(781)	(8,476)	26,243	—	16,986
Cash and cash equivalents, beginning of period	12	13,254	61,082	—	74,348

Cash and cash equivalents, end of period	$(769)	$4,778	$87,325	—	$91,334

11.	Discontinued Operations

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

The operating results of discontinued operations, which include both the Rossignol wintersports and golf equipment businesses, included in the accompanying consolidated statements of operations were as follows:

	Six Months Ended April 30,
In thousands	2009	2008

Revenues, net	$16,320	$157,161

Loss before income taxes	(219,080)	(334,885)
Benefit for income taxes	(88,384)	(60,426)

Loss from discontinued operations	$(130,696)	$(274,459)

The loss from discontinued operations for the six months ended April, 30, 2009 includes the loss on sale of Rossignol of approximately $124.4 million, net of expected tax benefits

The remaining assets and liabilities of the Company’s discontinued businesses primarily relate to its discontinued Rossignol apparel business. The components of assets and liabilities held for sale are as follows:

April 30,
In thousands	2009

Current assets:
Receivables, net	$4,481
Inventories	3,107
Other current assets	1,534

$9,122

Current liabilities:
Accounts payable	$1,101
Other current liabilities	314

$1,415

12.	Income Taxes

During the six months ended April 30, 2009, the Company evaluated the realizability of its U.S. federal and state deferred tax assets. The Company has evaluated the need for a valuation allowance under SFAS 109, Accounting for Income Taxes, with respect to the U.S. consolidated tax group, which includes the U.S. portion of the Americas operating segment and the U.S. portion of corporate operations. Accordingly, the Company has concluded that based on all available information and proper weighting of objective and subjective evidence as of April 30, 2009, including a cumulative loss that had been sustained over a three-year period by the U.S. consolidated tax group, it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and a full valuation allowance was established against $45.9 million of deferred tax assets that existed as of October 31, 2008. No benefit has been recognized on U.S. losses during the three months ended April 30, 2009; however, income tax expense has been recognized against non U.S. earnings in the current period. No valuation allowance has been established against the Company’s deferred tax assets outside of the U.S. based on all available information and proper weighting of objective and subjective evidence as of April 30, 2009.

On April 30, 2009, the Company’s liability for uncertain tax positions was approximately $34.5 million resulting from unrecognized tax benefits, excluding interest and penalties. During the six months ended April 30, 2009, the Company increased its liability for uncertain tax positions, exclusive of interest and penalties, by $9.1 million. Of this increase, approximately $4.8 million is related to positions taken in prior periods, and approximately $4.3 million is related to tax positions taken in the current quarter and certain other items. The nature of the increase relates to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $26.3 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations. During the six months ended April 30, 2009, the Company recorded an expense of approximately $2.2 million relating to interest and penalties, and as of April 30, 2009, the Company had a liability for interest and penalties of $8.7 million.

During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from no significant change to a reduction of the liability for unrecognized tax benefits of up to $14.7 million, excluding penalties and interest.

The Company has completed a federal tax audit in the United States for fiscal years ending in 2004 and 2005 and remains subject to examination for years thereafter. The Company’s significant foreign tax jurisdictions, including France, Australia, and Canada, are subject to normal and regular examination for various tax years generally beginning in fiscal year 2000. The Company is currently under examination in France, Australia, and Canada for certain fiscal years ending through 2007.

13.	Restructuring Charges

In connection with its cost reduction efforts, the Company has formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). During the six months ended April 30, 2009, the Company has recorded $8.3 million in severance charges in SG&A, which includes $5.6 million in the Americas segment, $1.7 million in the European segment and $1.0 million in corporate operations. The Plan covers the global operations of the Company but is primarily concentrated in the United States. The Company continues to evaluate its cost structure and additional cost reductions are likely necessary.

Activity and liability balances recorded as part of the Plan are as follows:

In thousands	Workforce

Balance, November 1, 2008	$—
Charged to expense	8,307
Cash payments	(2,041)
Foreign currency translation	20

Balance, April 30, 2009	$6,286

14.	Debt and Subsequent Events

The Company’s current lines of credit allow for total maximum cash borrowings and letters of credit of $609.1 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $437.9 million of borrowings drawn on these lines of credit as of April 30, 2009, and letters of credit issued at that time totaled $66.3 million. The amount of availability for borrowings under these lines as of April 30, 2009 was $62.3 million of which $21.6 million was committed. Of this $21.6 million in committed capacity, the entire amount can also be used for letters of credit. In addition to the $62.3 million of availability for borrowings, the Company also had $42.6 million in additional capacity for letters of credit in Europe and Asia/Pacific as of April 30, 2009.

In March 2009, the Company extended the maturity date of a $73.3 million European credit facility, which was previously due on March 14, 2009, to June 30, 2009. In connection with this extension, the interest rate of the credit facility was adjusted to Euribor plus a margin of 2.8%. The Company is in discussions with its European banking partners to repay this credit facility with a new committed multi-year facility, along with the refinancing of its uncommitted short-term debt. If the European multi-year facility is not closed prior to the June 30, 2009 maturity date, then this maturity is expected to be extended to coincide with the expected close of the European refinancing transaction.

In June 2009, the Company entered into an agreement with a strategic partner which has committed to provide a $150 million five year senior secured term loan, conditioned on the successful closing of a new multi-year facility in Europe, the new Americas asset-based credit facility and other customary closing conditions. Upon funding, the Company will issue warrants for up to 19.9% of the outstanding equity of the Company (at issuance) at a strike price of $1.86 per share. The fair value of these warrants will be determined on the date of grant and is expected to be recorded as a debt discount to be amortized into interest expense over the term of the loan. If the Company elects another alternative to the term loan, it will be required to issue warrants, based on the same general terms for 10% of the Company’s outstanding equity (at issuance) as a break-up fee. The term loan will primarily be secured by certain of the Company’s trademarks in the Americas and a first or second interest in substantially all property related to the Company’s Americas business. The term loan will bear an interest rate of 15% on a $125 million tranche, with 6% of that interest payable in kind or in cash, at the Company’s option. The remaining $25 million tranche will be denominated in euros (€20.0 million) and will bear an interest rate of 15%, with the full 15% payable in kind or cash at the Company’s option. The Company will incur a 3% fee plus other related costs. These debt issuance costs will be deferred and amortized into interest expense over the term of the loan. Net proceeds from the new term loan will be used to reduce other borrowings.

In June 2009, the Company entered into an agreement with certain U.S. banks to provide a new $200 million three year asset-based credit facility for its Americas segment (with the option to expand the facility to $250.0 million on certain conditions). This credit facility is conditioned on the closing of the five year senior secured term loan and is subject to certain other customary closing conditions. This credit facility would include a $100 million sublimit for letters of credit and will bear interest at a rate of LIBOR plus a margin of 400 to 450 basis points, depending upon availability. The credit facility will be secured by the Company’s U.S. and Canadian accounts receivable, inventory, certain intangibles, a second priority interest in substantially all other personal property and a second priority pledge of shares of certain of the Company’s domestic subsidiaries. The borrowing base is limited to certain percentages of eligible accounts receivable and inventory from participating subsidiaries. The Company will incur a fee of 2.5% plus other related costs. This credit facility will contain customary default provisions for facilities of this type. This facility will replace the Company’s existing credit facility in the Americas which expires in April 2010. The existing facility has $148.6 million in outstanding borrowings and is classified as short-term as of April 30, 2009 in the accompanying balance sheet.

The multi-year European facility, the Americas credit facility and the senior secured term loan are expected to close during the three months ending July 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2008 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.
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
In November 2008, we completed the sale of our Rossignol business, which includes the brands Rossignol, Dynastar, Look and Lange. Our Rossignol business, including both wintersports equipment and related apparel, is classified as discontinued operations. The assets and related liabilities of our Rossignol business are classified as held for sale, and the operations are classified as discontinued in our condensed consolidated financial statements. Also, as part of our acquisition of Rossignol in 2005, we acquired a majority interest in Roger Cleveland Golf Company, Inc. Our golf equipment operations were subsequently sold in December 2007 and are also classified as discontinued operations in our condensed consolidated financial statements. As a result of these dispositions, the information herein has been adjusted to exclude both our Rossignol and golf equipment businesses.
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
Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Statements of Operations data

Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	47.2	50.4	47.0	49.8
Selling, general and administrative expense	41.0	38.7	43.7	41.4
Asset impairment	—	0.1	—	0.0

Operating income	6.2	11.6	3.3	8.4

Interest expense	2.7	2.2	3.0	2.2
Foreign currency, minority interest and other expense	0.6	0.1	0.4	0.1

Income (loss) before provision for income taxes	2.9	9.3	(0.1)	6.1

Other data

Adjusted EBITDA(1)	8.7%	14.5%	6.2%	11.5%

(1)	Adjusted EBITDA is defined as income from continuing operations before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of income (loss) from continuing operations to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Income (loss) from continuing operations	$4,945	$38,725	$(60,917)	$46,295
Provision for income taxes	9,528	16,558	60,109	20,596
Interest expense	13,552	12,996	27,706	24,044
Depreciation and amortization	13,435	14,563	26,738	28,093
Non-cash stock-based compensation expense	1,665	3,055	4,372	6,551
Non-cash asset impairments	—	350	—	350

Adjusted EBITDA	$43,125	$86,247	$58,008	$125,929

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008
Our total net revenues for the three months ended April 30, 2009 decreased 17% to $494.2 million from $596.3 million in the comparable period of the prior year. In constant currency, net revenues decreased 8% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear and accessories product lines for our Quiksilver, Roxy and DC brands, and other brands which include Hawk, Raisins, Leilani, Radio Fiji, Lib Technologies, Gnu and Bent Metal.
In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. For income statement items, constant currency is calculated by taking the average foreign currency exchange rate used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each reporting segment. A constant currency translation based upon each individual currency could yield a different result compared to using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the three months ended April 30, 2009 and 2008:

	Americas	Europe	Asia/Pacific	Corporate	Total

Historical currency (as reported)

April 30, 2008	$247,615	$284,500	$62,484	$1,681	$596,280
April 30, 2009	229,990	210,498	52,299	1,386	494,173
Percentage decrease	(7%)	(26%)	(16%)	(18%)	(17%)

Constant currency (current year exchange rates)

April 30, 2008	247,615	241,794	45,814	1,681	536,904
April 30, 2009	229,990	210,498	52,299	1,386	494,173
Percentage (decrease) increase	(7%)	(13%)	14%	(18%)	(8%)
Revenues in the Americas decreased 7% to $230.0 million for the three months ended April 30, 2009 from $247.6 million in the comparable period of the prior year, while European revenues decreased 26% to $210.5 million from $284.5 million and Asia/Pacific revenues decreased 16% to $52.3 million from $62.5 million for those same periods. The decrease in the Americas came primarily from both our Roxy and Quiksilver brands in apparel and, to a lesser extent, accessories and footwear. Our DC brand revenues decreased slightly, with growth in apparel being more than offset by a decrease in footwear revenue. Europe’s net revenues decreased 13% in constant currency. The currency adjusted revenue decrease in Europe was driven by our Quiksilver and Roxy brands, partially offset by an increase in our DC brand. DC brand revenue growth came from apparel, which was slightly offset by a decrease in footwear revenue. Decreases in our Quiksilver and Roxy brands came primarily from our apparel product lines and, to a lesser extent, our accessories and footwear product lines. Asia/Pacific’s net revenues increased 14% in constant currency. The currency adjusted increase in Asia/Pacific came across all product lines from our Quiksilver and DC brands and, to a lesser extent, our Roxy brand.

Our consolidated gross profit margin for the three months ended April 30, 2009 decreased to 47.2% from 50.4% in the comparable period of the prior year. The gross profit margin in the Americas segment decreased to 36.9% from 42.7%, while our European segment gross profit margin decreased slightly to 56.7% from 56.8%, and our Asia/Pacific segment gross profit margin increased to 55.1% from 50.7% for those same periods. The decrease in the Americas segment gross profit margin was due primarily to market related price compression in both our company-owned stores and our wholesale business. Our European segment gross profit margin remained largely unchanged. In our Asia/Pacific segment, our gross profit margin increase was primarily due to improved wholesale margins in Australia compared to the prior year.
Our selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2009 decreased 12% to $202.6 million from $230.8 million in the comparable period of the prior year. Consolidated SG&A decreased 3% in constant currency. In the Americas segment, these expenses decreased 1% to $89.0 million from $89.7 million in the comparable period of the prior year, while our European segment SG&A decreased 19% to $79.1 million from $98.1 million, and our Asia/Pacific segment SG&A decreased 18% to $26.3 million from $32.2 million for those same periods. As a percentage of revenues, SG&A increased to 41.0% for the three months ended April 30, 2009 from 38.7% for the three months ended April 30, 2008. In the Americas, SG&A as a percentage of revenues increased to 38.7% compared to 36.2% the year before. In Europe, SG&A as a percentage of revenues increased to 37.6% from 34.5%, and in Asia/Pacific, SG&A as a percentage of revenues decreased to 50.3% from 51.5% for those same periods. The increase in SG&A as a percentage of revenue in our Americas segment was primarily caused by lower revenues. Expense reductions were partially offset by approximately $3.4 million in incremental bad debt expense and approximately $3.5 million in charges related primarily to restructuring activities, a legal settlement and severance. The increase in SG&A as a percentage of revenue in our European segment was primarily caused by lower revenues and, to a lesser extent, the cost of operating additional retail stores and severance costs of approximately $1.7 million. In our Asia/Pacific segment, the decrease in SG&A as a percentage of revenue primarily related to leverage on sales growth, partially offset by the cost of operating additional retail stores.
Interest expense for the three months ended April 30, 2009 increased to $13.6 million from $13.0 million in the comparable period of the prior year. This increase was primarily the result of additional interest expense in 2009, which was allocated to the discontinued operations of Rossignol in 2008, almost wholly offset by lower interest rates on variable rate debt in Europe and the United States and favorable translation rates of European interest expense in the current year. Including both continuing and discontinued operations for the three months ending April 30, 2009 and 2008, interest expense was $13.6 million and $16.9 million, respectively. In the prior year, the discontinued Rossignol business was allocated interest based on intercompany borrowings. We are working to refinance certain components of our debt and as a result, interest expense could be materially higher in future periods.
Our foreign currency loss amounted to $1.9 million for the three months ended April 30, 2009 compared to $1.4 million in the same period last year. This loss primarily resulted from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities and the settlement of certain foreign exchange contracts.
Our effective income tax rate for the three months ended April 30, 2009 was 65.8% compared to 30.0% for the three months ended April 30, 2008. The income tax rate for the three months ended April 30, 2009 was primarily impacted by limitations on deductibility of losses in the United States.
Our income from continuing operations for the three months ended April 30, 2009 was $4.9 million or $0.04 per share on a diluted basis, compared to income from continuing operations of $38.7 million, or $0.30 per share on a diluted basis, in the same period of the prior year. Adjusted EBITDA was $43.1 million, down from $86.2 million for those same periods.

Six Months Ended April 30, 2009 Compared to Six Months Ended April 30, 2008
Our total net revenues for the six months ended April 30, 2009 decreased 14% to $937.5 million from $1,092.9 million in the comparable period of the prior year. Net revenues decreased 6% in constant currency.
The following table presents revenues by segment in both historical currency and constant currency for the six months ended April 30, 2009 and 2008:

	Americas	Europe	Asia/Pacific	Corporate	Total

Historical currency (as reported)

April 30, 2008	$482,550	$484,783	$122,860	$2,668	$1,092,861
April 30, 2009	433,403	392,196	109,889	1,963	937,451
Percentage decrease	(10%)	(19%)	(11%)	(26%)	(14%)

Constant currency (current year exchange rates)

April 30, 2008	482,550	421,951	91,459	2,668	998,628
April 30, 2009	433,403	392,196	109,889	1,963	937,451
Percentage (decrease) increase	(10%)	(7%)	20%	(26%)	(6%)
Revenues in the Americas decreased 10% to $433.4 million for the six months ended April 30, 2009 from $482.6 million in the comparable period of the prior year, while European revenues decreased 19% to $392.2 million from $484.8 million and Asia/Pacific revenues decreased 11% to $109.9 million from $122.9 million for those same periods. In the Americas, the decrease in revenues came primarily from Roxy brand revenue and, to a lesser extent, Quiksilver and DC brand revenues. Decreases in Roxy and Quiksilver brand revenues came primarily from apparel and accessories product lines and, to a lesser extent, footwear product lines. The decrease in DC brand revenues came primarily from decreases in its footwear product line revenues. European net revenues decreased 7% in constant currency. The currency adjusted decrease in Europe came primarily from decreases in our Roxy and Quiksilver brand revenues, partially offset by increases in our DC brand revenues. Decreases in our Roxy and Quiksilver brand revenues came primarily from our apparel product lines and, to a lesser extent, our Roxy accessories and footwear product lines. Increases in DC brand revenues came primarily from growth in apparel product lines, partially offset by a slight decrease in footwear product lines. Asia/Pacific’s net revenues increased 20% in constant currency. The currency adjusted increase in Asia/Pacific revenues came primarily from our Roxy and Quiksilver brands and, to a lesser extent, our DC brand across all product lines.
Our consolidated gross profit margin for the six months ended April 30, 2009 decreased to 47.0% from 49.8% in the comparable period of the prior year. The gross profit margin in the Americas segment decreased to 37.0% from 43.0%, while our European segment gross profit margin increased slightly to 56.1% from 56.0%, and our Asia/Pacific segment gross profit margin increased to 54.2% from 51.6% for those same periods. The decrease in the Americas segment gross profit margin was due primarily to market related price compression in both our company-owned retail stores and our wholesale business. Our European segment gross profit margin remained largely unchanged. In our Asia/Pacific segment, our gross profit margin increase was primarily due to improved margins in Japan compared to the prior year and, to a lesser extent, improved wholesale margins in Australia.
Our SG&A for the six months ended April 30, 2009 decreased 9% to $409.4 million from $452.2 million in the comparable period of the prior year. SG&A decreased 1% in constant currency. In the Americas segment, these expenses decreased 2% to $181.0 million from $184.3 million in the comparable period of the prior year, while our European segment SG&A decreased 15% to $157.8 million from $186.1 million, and our Asia/Pacific segment SG&A decreased 11% to $53.2 million from $60.1 million for those same periods. As a percentage of revenues, SG&A increased to 43.7% for the six months ended April 30, 2009 from 41.4% for the six months ended April 30, 2008. In the Americas, SG&A as a percentage of revenues increased to 41.8% compared to 38.2% the year before. In Europe, SG&A as a percentage of revenues increased to 40.2% from 38.4%, and in Asia/Pacific, SG&A as a percentage of revenues decreased to 48.4% from 48.9% for those same periods. The increase in SG&A as a percentage of revenue in our Americas segment was primarily due to lower revenues. Expense reductions were partially offset by incremental bad debt expense of $3.8 million and $9.5 million in charges primarily related to restructuring activities, a legal settlement and severance costs. The increase in SG&A as a percentage of revenue in our European segment was primarily caused by lower revenues and, to a lesser extent, the cost of operating additional retail stores and severance costs of approximately $1.7 million. In our Asia/Pacific segment, the decrease in SG&A as a percentage of revenue primarily related to leverage on sales growth, partially offset by the cost of operating additional retail stores.
Interest expense for the six months ended April 30, 2009 increased to $27.7 million from $24.0 million in the comparable period of the prior year. This increase was primarily due to additional interest expense previously allocated to the discontinued operations of Rossignol in the prior year, partially offset by lower interest rates on variable rate debt in Europe and the United States and favorable translation rates of European interest expense in the current period. Including both continuing and discontinued operations for the six months ended April 30, 2009 and 2008, interest expense was $27.7 million and $31.8 million, respectively. In the prior year, the discontinued Rossignol business was allocated interest based on intercompany borrowings. We are working to refinance certain components of our debt and as a result, interest expense could be materially higher in future periods.
Our foreign currency loss amounted to $3.4 million for the six months ended April 30, 2009 compared to $0.8 million in the comparable period of the prior year. This current year loss resulted primarily from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities and the settlement of certain foreign exchange contracts.
Our income tax for the six months ended April 30, 2009 was $60.1 million compared to $20.6 million for the six months ended April 30, 2008. The income tax rate for the six months ended April 30, 2009 was unfavorably impacted by a valuation allowance of $45.9 million recorded against our deferred tax assets in the United States.
Our loss from continuing operations for the six months ended April 30, 2009 was $60.9 million, or $0.48 per share on a diluted basis, compared to income from continuing operations of $46.3 million, or $0.36 per share on a diluted basis, in the same period of the prior year. Adjusted EBITDA was $58.0 million, down from $125.9 million for those same periods.
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
Cash Flows
We generated $35.6 million of cash from operating activities of continuing operations in the six months ended April 30, 2009 compared to $81.0 million for the same period of the prior year. This $45.4 million decrease in cash provided was primarily due to increases in our net loss adjusted for other non-cash charges of $56.5 million, partially offset by improvements in working capital of $11.1 million.
Capital expenditures of continuing operations totaled $21.5 million for the six months ended April 30, 2009, compared to $43.2 million in the comparable period of the prior year. These investments included company-owned retail stores and ongoing investments in computer and warehouse equipment. We had no acquisitions during the six month period ended April 30, 2009. We generated $21.8 million in cash from investing activities of discontinued operations, which is primarily related to the net proceeds from the sale of our Rossignol wintersports business during the six months ended April 30, 2009.

During the six months ended April 30, 2009, net cash used in financing activities of continuing operations totaled $10.5 million, compared to $56.3 million provided by financing activities of continuing operations in the comparable period of the prior year.
The net increase in cash and cash equivalents for the six months ended April 30, 2009 was $21.0 million compared to $17.0 million in the comparable period of the prior year. Cash and cash equivalents totaled $74.1 million at April 30, 2009 compared to $53.0 million at October 31, 2008, while working capital was $296.9 million at April 30, 2009 compared to $631.3 million at October 31, 2008. Working capital decreased as a result of the disposal of the Rossignol wintersports business in November 2008 and our Americas credit facility being classified as short-term in the current period.
We are highly leveraged. However, we believe that our cash flow from operations, together with our existing credit facilities and planned refinancings will be adequate to fund our capital requirements for at least the next twelve months. In March 2009, we extended the maturity date of a $73.3 million European credit facility, which was previously due on March 14, 2009, to June 30, 2009. Our European banks have extended the maturity of this credit facility on four separate occasions through June 30, 2009. In connection with current negotiations, the European banks have indicated a willingness to extend this maturity again but have not yet done so based on the progress of current negotiations for a new multi-year facility. This proposed multi-year facility would include the refinancing of all uncommitted European debt and a majority of our existing term loans in Europe. We believe that our short-term uncommitted lines of credit will continue to be made available until refinanced on a longer term basis in our European and Asia/Pacific segments.
In June 2009, we entered into an agreement with a strategic partner which has committed to provide a $150 million five year senior secured term loan, conditioned on the successful closing of a new multi-year facility in Europe, a new Americas asset-based credit facility (discussed below) and other customary closing conditions. Upon funding, we will issue warrants for up to 19.9% of our outstanding equity (at issuance) at a strike price of $1.86 per share. The fair value of these warrants will be determined on the date of grant and is expected to be recorded as a debt discount to be amortized into interest expense over the term of the loan. If we elect another alternative to the term loan, we will be required to issue warrants, based on the same general terms for 10% of our outstanding equity (at issuance) as a break-up fee. The term loan will primarily be secured by certain of our trademarks in the Americas and a first or second interest in substantially all property related to our Americas business. The term loan will bear an interest rate of 15% on a $125 million tranche, with 6% of that interest payable in kind or in cash, at our option. The remaining $25 million tranche will be denominated in euros (€20.0 million) and will bear an interest rate of 15%, with the full 15% payable in kind or cash at our option. We will incur a 3% fee plus other related costs. These debt issuance costs will be deferred and amortized into interest expense over the term of the loan. Net proceeds from the new term loan will be used to reduce other borrowings.
In June 2009, we entered into an agreement with certain U.S. banks to provide a new $200 million three year asset-based credit facility for our Americas segment (with the option to expand the facility to $250.0 million on certain conditions). This credit facility is conditioned on the closing of the five year senior secured term loan and is subject to certain customary closing conditions. This credit facility would include a $100 million sublimit for letters of credit and will bear interest at a rate of LIBOR plus a margin of 400 to 450 basis points, depending upon availability. The credit facility will be secured by our U.S. and Canadian accounts receivable, inventory, certain intangibles, a second priority interest in substantially all other personal property and a second priority pledge of shares of certain of our domestic subsidiaries. The borrowing base is limited to certain percentages of eligible accounts receivable and inventory from participating subsidiaries. We will incur a fee of 2.5% plus other related costs. This credit facility will contain customary default provisions for facilities of this type. This facility will replace our existing credit facility in the Americas which expires in April 2010. The existing facility has $148.6 million in outstanding borrowings and is classified as short-term as of April 30, 2009 in our balance sheet.
If we are unsuccessful in closing these transactions or if our short-term uncommitted lines of credit in Europe and Asia/Pacific are no longer made available, we could be adversely affected by having current maturities with limited means of repayment. The current maturities include the $73.3 million credit facility due on June 30, 2009, the European uncommitted debt of $113.3 million and the Asia/Pacific uncommitted debt of $37.9 million, for a total of $224.5 million. While possible, we believe that it is unlikely that a repayment requirement would come from these banks based on the current stage of negotiations and because the debt currently has no associated collateral. We believe that the more likely scenario would be a request for collateral to secure this debt. At the current time, the European banks have not asked for collateral on this debt as they are all working toward the planned multi-year facility. Without the financing arrangements previously described, we may not be able to meet our current obligations and would have to seek other alternatives. The continuing turmoil in the financial markets and economic conditions worldwide could make it more difficult for us to close and fund these planned refinancing and strategic investment transactions. Therefore, no assurances can be given that we will be successful in these efforts.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 13% to $411.0 million at April 30, 2009 from $470.1 million at October 31, 2008. Accounts receivable in our Americas segment decreased 23% to $196.9 million at April 30, 2009 from $254.2 million at October 31, 2008, while European segment accounts receivable increased 13% to $181.6 million from $160.0 million and Asia/Pacific segment accounts receivable decreased 42% to $32.5 million from $55.8 million. Compared to April 30, 2008, accounts receivable decreased 1% in the Americas segment, 21% in our European segment and 27% in the Asia/Pacific segment. Consolidated accounts receivable decreased 4% in constant currency. Included in accounts receivable at April 30, 2009 are approximately $25.1 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such must be deducted from accounts receivable to more accurately compute days sales outstanding. Overall days sales outstanding increased by approximately three days at April 30, 2009 compared to April 30, 2008.
Consolidated inventories decreased 1% to $307.7 million at April 30, 2009 from $312.1 million at October 31, 2008. Inventories in the Americas segment increased 4% to $168.2 million from $162.2 million at October 31, 2008, while European segment inventories decreased 16% to $86.0 million from $102.6 million, and Asia/Pacific segment inventories increased 13% to $53.8 million from $47.4 million for those same periods. Compared to April 30, 2008, inventories increased 12% in the Americas segment, decreased 14% in our European segment, and decreased 2% in the Asia/Pacific segment. Consolidated inventories increased 12% in constant currency compared to April 30, 2008. Consolidated average annual inventory turnover was approximately 3.3 at April 30, 2009, compared to approximately 3.5 at April 30, 2008.
Restructuring
In connection with our cost reduction efforts, we have formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). During the six months ended April 30, 2009, we have recorded $8.3 million in severance charges. The Plan covers our global operations but is primarily concentrated in the United States. We continue to evaluate our cost structure and additional cost reductions may be necessary. As of April 30, 2009, we have obligations to pay approximately $6.3 million under the Plan with a majority of these payments occurring in fiscal 2009.
Commitments
As of April 30, 2009, there have been no material changes in our contractual obligations since October 31, 2008. However, upon closing of the expected refinancings in Europe and the Americas and the funding of the senior secured term loan, a significant portion of our short-term maturities will be extended on a long-term basis.
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

Forward-Looking Statements
All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition, liquidity and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “likely,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:
•	continuing deterioration of global economic conditions and credit and capital markets;
•	our ability to close our refinancing and strategic investment transactions on reasonable terms and in a timely manner;
•	our ability to sell certain assets on reasonable terms;
•	our ability to remain compliant with our debt covenants;
•	our ability to achieve the financial results that we anticipate;
•	payments due on contractual commitments and other debt obligations;
•	future expenditures for capital projects;
•	our ability to continue to maintain our brand image and reputation;
•	foreign currency exchange rate fluctuations; and
•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
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
We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported profits and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for Quiksilver Europe because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. In addition, the statements of operations of Quiksilver Asia/Pacific are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for Quiksilver Asia/Pacific when the U.S. dollar is stronger in comparison to the Australian dollar or Japanese yen.
European revenues decreased 13% in euros during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. As measured in U.S. dollars and reported in our consolidated statements of operations, European revenues decreased 26% as a result of a stronger U.S. dollar versus the euro in comparison to the prior year.

Asia/Pacific revenues increased 14% in Australian dollars during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. As measured in U.S. dollars and reported in our consolidated statements of operations, Asia/Pacific revenues decreased 16% as a result of a stronger U.S. dollar versus the Australian dollar in comparison to the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2009.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on March 25, 2009. A total of 105,750,221 shares of our common stock were present or represented by proxy at the meeting, representing more than 82% of our shares outstanding as of the January 30, 2009 record date. The matters submitted for a vote and the related results are as follows:
Election of six nominees to serve as directors until the next annual meeting and until their respective successors are elected and qualified. The result of the vote taken was as follows:

	Votes For	Votes Withheld

Douglas K. Ammerman	101,605,473	4,144,748
William M. Barnum, Jr.	98,310,196	7,440,025
Charles E. Crowe	101,895,773	3,854,448
James G. Ellis	102,029,812	3,720,409
Charles S. Exon	100,721,393	5,028,828
Robert B. McKnight	100,749,076	5,001,145

	Votes	Votes	Votes	Broker
	For	Against	Abstained	Non-Votes

Amendment and Restatement of the Quiksilver, Inc. 2000 Stock Incentive Plan	56,943,816	20,823,095	27,923	27,955,387
Amendment and Restatement of the Quiksilver, Inc. 2000 Employee Stock Purchase Plan	75,406,288	2,358,602	29,943	27,955,388

Item 6. Exhibits

Exhibits
2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Offer Letter dated August 25, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

2.4	Amended and Restated Offer Letter dated October 31, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2008).

2.5	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Tenth Amendment to the Amended and Restated Credit Agreement dated March 6, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009).

10.2	English Translation of Amendment No. 3 to Line of Credit Agreement dated March 14, 2008 between Pilot S.A.S. and Societe Generale, BNP Paribas and Le Credit Lyonnais dated March 9, 2009 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009).

10.3	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option and Restricted Stock Agreements. (1)

10.5	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 8, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.6	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc. and Rhone Capital III L.P dated June 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

Exhibits
10.4	Quiksilver, Inc. 2000 Employee Stock Purchase Plan, as amended and restated. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

(1)	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
June 9, 2009	/s/ Brad L. Holman
Brad L. Holman
Vice President of Accounting and Financial Reporting (Principal Accounting Officer and Authorized Signatory)

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Offer Letter dated August 25, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

2.4	Amended and Restated Offer Letter dated October 31, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc. and Chartreuse et Mont Blanc LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2008).

2.5	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

10.1	Tenth Amendment to the Amended and Restated Credit Agreement dated March 6, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009).

10.2	English Translation of Amendment No. 3 to Line of Credit Agreement dated March 14, 2008 between Pilot S.A.S. and Societe Generale, BNP Paribas and Le Credit Lyonnais dated March 9, 2009 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009).

10.3	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option and Restricted Stock Agreements. (1)

10.4	Quiksilver, Inc. 2000 Employee Stock Purchase Plan, as amended and restated. (1)

10.5	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 8, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.6	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc. and Rhone Capital III L.P dated June 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 — Chief Financial Officer

(1)	Management contract or compensatory plan.