Form 10-Q
period 2009-07-31
QUIKSILVER INC
filed 2009-09-09
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
September 4, 2009 was 128,599,163

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended July 31,
In thousands, except per share amounts	2009	2008
Revenues, net	$501,394	$564,876
Cost of goods sold	267,030	280,047

Gross profit	234,364	284,829

Selling, general and administrative expense	211,771	232,094

Operating income	22,593	52,735

Interest expense	15,347	11,801
Foreign currency loss (gain)	3,473	(1,231)
Minority interest and other (income) expense	(36)	415

Income before provision for income taxes	3,809	41,750

Provision for income taxes	396	8,677

Income from continuing operations	3,413	33,073
Loss from discontinued operations, net of tax	(2,067)	(30,219)

Net income	$1,346	$2,854

Income per share from continuing operations	$0.03	$0.26

Loss per share from discontinued operations	$(0.02)	$(0.24)

Net income per share	$0.01	$0.02

Income per share from continuing operations, assuming dilution	$0.03	$0.25

Loss per share from discontinued operations, assuming dilution	$(0.02)	$(0.23)

Net income per share, assuming dilution	$0.01	$0.02

Weighted average common shares outstanding	127,467	126,220

Weighted average common shares outstanding, assuming dilution	128,238	130,021

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended July 31,
In thousands	2009	2008
Net income	$1,346	$2,854
Other comprehensive income (loss):
Foreign currency translation adjustment	39,678	(2,669)
Net unrealized (loss) gain on derivative instruments, net of tax of $(7,152) (2009) and $1,640 (2008)	(14,198)	3,281

Comprehensive income	$26,826	$3,466

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended July 31,
In thousands, except per share amounts	2009	2008
Revenues, net	$1,438,845	$1,657,737
Cost of goods sold	764,200	829,042

Gross profit	674,645	828,695

Selling, general and administrative expense	621,178	684,304
Asset impairment	—	350

Operating income	53,467	144,041

Interest expense	43,053	35,845
Foreign currency loss (gain)	6,829	(463)
Minority interest and other expense	584	18

Income before provision for income taxes	3,001	108,641

Provision for income taxes	60,505	29,273

(Loss) income from continuing operations	(57,504)	79,368
Loss from discontinued operations, net of tax	(132,763)	(304,678)

Net loss	$(190,267)	$(225,310)

(Loss) income per share from continuing operations	$(0.45)	$0.63

Loss per share from discontinued operations	$(1.04)	$(2.43)

Net loss per share	$(1.49)	$(1.80)

(Loss) income per share from continuing operations, assuming dilution	$(0.45)	$0.61

Loss per share from discontinued operations, assuming dilution	$(1.04)	$(2.35)

Net loss per share, assuming dilution	$(1.49)	$(1.74)

Weighted average common shares outstanding	127,286	125,511

Weighted average common shares outstanding, assuming dilution	127,286	129,765

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Nine months ended July 31,
In thousands	2009	2008
Net loss	$(190,267)	$(225,310)
Other comprehensive income (loss):
Foreign currency translation adjustment	72,242	34,811
Reclassification adjustment for foreign currency translation included in current period loss from discontinued operations	(47,850)	—
Net unrealized (loss) gain on derivative instruments, net of tax of $(14,481) (2009) and $667 (2008)	(25,837)	246

Comprehensive loss	$(191,712)	$(190,253)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
In thousands, except share amounts	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$116,830	$53,042
Restricted cash	50,054	—
Trade accounts receivable, less allowances of $43,386 (2009) and $31,331 (2008)	424,191	470,059
Other receivables	19,459	70,376
Income taxes receivable	—	10,738
Inventories	334,233	312,138
Deferred income taxes short-term	101,807	12,220
Prepaid expenses and other current assets	39,874	25,869
Current assets held for sale	2,282	411,442

Total current assets	1,088,730	1,365,884

Restricted cash	—	46,475
Fixed assets, less accumulated depreciation and amortization of $261,246 (2009) and $223,572 (2008)	237,069	235,528
Intangible assets, net	142,954	144,434
Goodwill	321,451	299,350
Other assets	62,271	39,594
Deferred income taxes long-term	23,659	39,000

Total assets	$1,876,134	$2,170,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$221,024	$238,317
Accounts payable	219,536	235,729
Accrued liabilities	107,025	93,548
Current portion of long-term debt	82,363	31,904
Income taxes payable	28,313	—
Current liabilities related to assets held for sale	579	135,071

Total current liabilities	658,840	734,569

Long-term debt, net of current portion	733,622	790,097
Other long-term liabilities	43,069	39,607
Non-current liabilities related to assets held for sale	—	6,026

Total liabilities	1,435,531	1,570,299

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 185,000,000; issued shares – 131,164,363 (2009) and 130,622,566 (2008)	1,312	1,306
Additional paid-in capital	366,852	334,509
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings	152	190,419
Accumulated other comprehensive income	79,065	80,510

Total stockholders’ equity	440,603	599,966

Total liabilities and stockholders’ equity	$1,876,134	$2,170,265

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended July 31,
In thousands	2009	2008
Cash flows from operating activities:
Net loss	$(190,267)	$(225,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	132,763	304,678
Depreciation and amortization	40,388	42,935
Stock-based compensation and tax benefit on option exercises	7,419	6,457
Provision for doubtful accounts	13,180	8,023
Loss on disposal of fixed assets	3,006	251
Foreign currency (gain) loss	(236)	738
Asset impairments	—	350
Minority interest and equity in earnings	873	1,172
Deferred income taxes	44,126	—
Changes in operating assets and liabilities, net of the effect from business acquisitions:
Trade accounts receivable	57,313	2,499
Other receivables	21,909	20,289
Inventories	(1,786)	(46,326)
Prepaid expenses and other current assets	(5,378)	(5,694)
Other assets	3,105	(861)
Accounts payable	(18,374)	41,084
Accrued liabilities and other long-term liabilities	2,370	(4,771)
Income taxes	28,126	4,410

Cash provided by operating activities of continuing operations	138,537	149,924
Cash provided by (used in) operating activities of discontinued operations	11,943	(20,166)

Net cash provided by operating activities	150,480	129,758

Cash flows from investing activities:
Capital expenditures	(32,505)	(63,584)
Business acquisitions, net of cash acquired	—	(31,127)

Cash used in investing activities of continuing operations	(32,505)	(94,711)
Cash provided by investing activities of discontinued operations	21,848	107,942

Net cash (used in) provided by investing activities	(10,657)	13,231

Cash flows from financing activities:
Borrowings on lines of credit	8,613	161,752
Payments on lines of credit	(38,316)	(22,159)
Borrowings on long-term debt	560,920	217,559
Payments on long-term debt	(563,509)	(189,337)
Payments of debt issuance costs	(24,881)	—
Stock option exercises, employee stock purchases and tax benefit on option exercises	862	11,331

Cash (used in) provided by financing activities of continuing operations	(56,311)	179,146
Cash used in financing activities of discontinued operations	(11,136)	(293,456)

Net cash used in financing activities	(67,447)	(114,310)

Effect of exchange rate changes on cash	(8,588)	(3,536)

Net increase in cash and cash equivalents	63,788	25,143
Cash and cash equivalents, beginning of period	53,042	74,348

Cash and cash equivalents, end of period	$116,830	$99,491

Supplementary cash flow information:
Cash paid (received) during the period for:
Interest	$32,647	$28,936

Income taxes	$(4,224)	$23,867

Non-cash investing and financing activities:
Stock warrants issued	$23,601	$—

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
Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 2009 and 2008. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2008 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors. The Company evaluated all subsequent events through the time that it filed its consolidated condensed financial statements in this Form 10-Q with the Securities and Exchange Commission on September 9, 2009.
In November 2008, the Company sold its Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange, and in December 2007, the Company sold its golf equipment business. As a result, the Company has classified its Rossignol wintersports and golf equipment businesses as discontinued operations for all periods presented.
The Company is highly leveraged. However, management believes that its cash flow from operations, together with its existing credit facilities, term loans and committed European refinancings will be adequate to fund the Company’s capital requirements for at least the next twelve months. In July 2009, the Company and certain of its European subsidiaries entered into a commitment with a group of lenders in Europe to refinance its European indebtedness. This refinancing will consist of two term loans totaling approximately $239.0 million (€170 million), an $81.5 million (€58 million) credit facility and a line of credit of $56.2 million (€40 million) for issuances of letters of credit, referred to collectively as its “European Facilities.” The maturity of these European Facilities will be July 31, 2013. The term loans will have principal repayments due on January 31 and July 31 of each year, with €14.0 million due for each semi-annual payment in 2010, €17.0 million due for each semi-annual payment in 2011 and €27.0 million due for each semi-annual payment in 2012 and 2013. The closing of the European Facilities is subject to certain conditions and is expected to occur prior to September 30, 2009. In connection with the closing of the European Facilities, the Company expects to refinance an additional European term loan of $70.3 million (€50 million) such that its maturity date will align with the European Facilities. This term loan will have principal repayments due on January 31 and July 31 of each year, with €8.9 million due in the aggregate in 2011, €12.6 million due in the aggregate in 2012 and €28.5 million due in the aggregate in 2013. The Company believes that its short-term uncommitted lines of credit will continue to be made available until refinanced on a longer term basis.
If the Company is unsuccessful in closing these European refinancings or if its other short-term uncommitted lines of credit in Asia/Pacific are no longer made available, the Company could be adversely affected by having current maturities with limited means of repayment. The continuing turmoil in the financial markets and economic conditions worldwide could make it more difficult for the Company to close and fund these planned refinancings.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this standard at the beginning of its fiscal year ending October 31, 2009. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 8 for certain required disclosures related to this standard.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this standard at the beginning of its fiscal year ending October 31, 2009. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, since the Company did not elect the fair value option for any assets or liabilities.
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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard at the beginning of its fiscal quarter ending April 30, 2009. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 8 for certain required disclosures related to this standard.
In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 and the Company adopted this standard during the three months ending July 31, 2009. The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 14 for certain required disclosures related to this standard.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted SFAS No. 165 as of July 31, 2009. The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 1 for certain required disclosures related to this standard.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of GAAP” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards CodificationTM” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt this standard effective at the beginning of its fiscal quarter ending October 31, 2009. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
3. Earnings Per Share and Stock-Based Compensation
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options computed using the treasury stock method. For the three months ended July 31, 2009 and 2008, the weighted average common shares outstanding, assuming dilution, includes 771,000 and 3,801,000, respectively, of dilutive stock options and restricted stock. For the nine months ended July 31,

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2009, the weighted average common shares outstanding, assuming dilution, does not include 722,000 of dilutive stock options and restricted stock as the effect is anti-dilutive. For the nine months ended July 31, 2008, the weighted average common shares outstanding, assuming dilution, includes 4,254,000 of dilutive stock options and restricted stock. For the three months ended July 31, 2009 and 2008, additional option shares outstanding of 13,658,000 and 12,928,000, respectively, and warrant shares outstanding of 25,654,000 and zero, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive. For the nine months ended July 31, 2009 and 2008, additional option shares outstanding of 13,707,000 and 12,475,000, respectively, and warrant shares outstanding of 25,654,000 and zero, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive.
The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment.” The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the nine months ended July 31, 2009 and 2008, options were valued assuming a risk-free interest rate of 2.46% and 3.0%, respectively, volatility of 54.8% and 40.7%, respectively, zero dividend yield, and an expected life of 5.9 and 5.7 years, respectively. The weighted average fair value of options granted was $0.93 and $3.85 for the nine months ended July 31, 2009 and 2008, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of July 31, 2009, the Company had approximately $4.2 million of unrecognized stock-based compensation expense expected to be recognized over a weighted average period of approximately 1.8 years. Stock-based compensation expense was included as selling, general and administrative expense for the period.
Changes in shares under option for the nine months ended July 31, 2009 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value
Outstanding, October 31, 2008	15,902,575	$9.97
Granted	2,644,000	1.77
Exercised	—			$—
Canceled	(4,117,810)	11.25

Outstanding, July 31, 2009	14,428,765	$8.10	5.6	$995

Options exercisable, July 31, 2009	10,452,257	$9.23	4.2	$26

Changes in non-vested shares under option for the nine months ended July 31, 2009 are as follows:

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2008	3,650,779	$5.88
Granted	2,644,000	0.93
Vested	(1,840,592)	6.28
Canceled	(477,679)	6.08

Non-vested, July 31, 2009	3,976,508	$2.38

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
Changes in restricted stock for the nine months ended July 31, 2009 are as follows:

Shares
Outstanding, October 31, 2008	721,003
Granted	270,000
Vested	(9,999)
Forfeited	(279,001)

Outstanding, July 31, 2009	702,003

Compensation expense is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of July 31, 2009, there had been no acceleration of the amortization period. As of July 31, 2009, the Company had approximately $4.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.0 years.
4. Inventories
Inventories consist of the following:

	July 31,	October 31,
In thousands	2009	2008
Raw materials	$6,996	$9,156
Work in-process	5,375	7,743
Finished goods	321,862	295,239

	$334,233	$312,138

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	July 31, 2009			October 31, 2008
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$19,217	$(6,272)	$12,945	$18,976	$(5,559)	$13,417
Amortizable licenses	11,046	(7,364)	3,682	9,103	(5,386)	3,717
Other amortizable intangibles	8,237	(4,465)	3,772	8,103	(3,942)	4,161
Non-amortizable trademarks	122,555	—	122,555	123,139	—	123,139

	$161,055	$(18,101)	$142,954	$159,321	$(14,887)	$144,434

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the nine months ended July 31, 2009 and 2008 was $2.4 million and $2.1 million, respectively. Annual amortization expense is estimated to be approximately $3.2 million in the fiscal year ending October 31, 2009, approximately $3.1 million in the fiscal years ending October 31, 2010 through 2012, and approximately $2.0 million in the fiscal year ending October 31, 2013.
Goodwill related to the Company’s operating segments is as follows:

	July 31,	October 31,
In thousands	2009	2008
Americas	$77,789	$76,124
Europe	178,581	167,814
Asia/Pacific	65,081	55,412

	$321,451	$299,350

Goodwill increased $22.1 million during the nine months ended July 31, 2009. This increase was primarily related to the effect of changes in foreign currency exchange rates.
The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company’s stock price has declined since our last annual impairment test. The Company considered the stock price decline from October 31, 2008 to July 31, 2009 but determined that it was not an indicator of impairment that would cause an interim test of impairment. The Company continues to operate in a very volatile market and continues to be impacted by the global economic conditions. In addition, the Company’s volatility has also been impacted by public uncertainty surrounding the completion of certain refinancings which are expected to be completed in fiscal 2009. The Company will perform its annual test for goodwill impairment as of October 31, 2009 and, based on the results of this test, may be required to record goodwill impairment.
6. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges, the fair value of interest rate swaps and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of income taxes, are as follows:

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	July 31,	October 31,
In thousands	2009	2008
Foreign currency translation adjustment	$84,395	$60,003
(Loss) gain on cash flow hedges and interest rate swaps	(5,330)	20,507

	$79,065	$80,510

7. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues primarily from the U.S. and Canada. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues from continuing operations for the nine months ended July 31, 2009 and 2008.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating segments is as follows:

	Three Months Ended July 31,
In thousands	2009	2008
Revenues, net:
Americas	$256,778	$271,941
Europe	189,027	231,987
Asia/Pacific	55,090	59,634
Corporate operations	499	1,314

	$501,394	$564,876

Gross profit (loss):
Americas	$96,735	$112,552
Europe	108,720	138,439
Asia/Pacific	29,603	33,094
Corporate operations	(694)	744

	$234,364	$284,829

SG&A expense:
Americas	$92,273	$89,361
Europe	83,732	97,502
Asia/Pacific	27,271	28,580
Corporate operations	8,495	16,651

	$211,771	$232,094

Operating income (loss):
Americas	$4,462	$23,191
Europe	24,988	40,937
Asia/Pacific	2,332	4,514
Corporate operations	(9,189)	(15,907)

	$22,593	$52,735

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended July 31,
In thousands	2009	2008
Revenues, net:
Americas	$690,181	$754,491
Europe	581,223	716,770
Asia/Pacific	164,979	182,494
Corporate operations	2,462	3,982

	$1,438,845	$1,657,737

Gross profit (loss):
Americas	$257,296	$320,087
Europe	328,933	409,866
Asia/Pacific	89,142	96,519
Corporate operations	(726)	2,223

	$674,645	$828,695

SG&A expense:
Americas	$273,300	$273,668
Europe	241,557	283,639
Asia/Pacific	80,504	88,661
Corporate operations	25,817	38,336

	$621,178	$684,304

Asset impairment:
Americas	$—	$350
Europe	—	—
Asia/Pacific	—	—
Corporate operations	—	—

	$—	$350

Operating (loss) income:
Americas	$(16,004)	$46,069
Europe	87,376	126,227
Asia/Pacific	8,638	7,858
Corporate operations	(26,543)	(36,113)

	$53,467	$144,041

Identifiable assets:
Americas	$604,514	$785,878
Europe	914,058	1,116,851
Asia/Pacific	257,592	365,954
Corporate operations	99,970	70,713

	$1,876,134	$2,339,396

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of July 31, 2009, the Company was hedging forecasted transactions expected to occur through October 2011. Assuming July 31, 2009 exchange rates remain constant, $5.3 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified to earnings over the next 27 months.
For the nine months ended July 31, 2009, the effective portions of gains (losses) of foreign exchange derivative instruments in the consolidated statement of operations were as follows:

	Nine Months Ended July 31, 2009
In thousands	Amount	Location
Gain (loss) recognized in OCI on derivatives	$(25,139)	Other comprehensive income
Gain (loss) reclassified from accumulated OCI into income	$(15,195)	Cost of goods sold
Gain (loss) reclassified from accumulated OCI into income	$29	Foreign currency gain (loss)
Gain (loss) recognized in income on derivative	$(196)	Foreign currency gain (loss)
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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of July 31, 2009, the Company had the following outstanding forward contracts that were entered into to hedge forecasted purchases:

		Notional
In thousands	Hedged Item	Amount	Maturity	Fair Value
United States dollar	Inventory	$363,517	Aug 2009 – Oct 2011	$(5,532)
Swiss franc	Accounts receivable	1,471	Aug 2009 – Oct 2009	31
British pounds	Accounts receivable	8,225	Aug 2009 – Oct 2009	13

		$373,213		$(5,488)

Effective November 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:
•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

•	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the fair values of the foreign exchange contract assets and liabilities measured and recognized at fair value on a recurring basis on the consolidated balance sheet as of July 31, 2009:

	July 31, 2009
				Assets (Liabilities)
	Fair Value Measurements Using			at Fair Value
In thousands	Level 1	Level 2	Level 3
Derivative assets:
Other receivables	$—	$4,181	$—	$4,181
Other assets	—	371	—	371
Derivative liabilities:
Accrued liabilities	—	(8,697)	—	(8,697)
Other long-term liabilities	—	(1,343)	—	(1,343)

Total fair value	$—	$(5,488)	$—	$(5,488)

9. Litigation, Indemnities and Guarantees
The Company is involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition or results of operations.
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of July 31, 2009, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets because any liability for these indemnities would not be material.
10. Condensed Consolidating Financial Information
The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of July 31, 2009 and October 31, 2008 and for the three and nine months ended July 31, 2009 and 2008. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has adjusted certain prior year amounts in the current year’s presentation for prior periods to properly reflect the Company’s investment in its subsidiaries under the equity method

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of accounting as required by Regulation S-X, Rule 3-10. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2009, management will apply the actual income tax rate to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended July 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$76	$220,841	$289,975	$(9,498)	$501,394
Cost of goods sold	—	138,642	131,365	(2,977)	267,030

Gross profit	76	82,199	158,610	(6,521)	234,364

Selling, general and administrative expense	10,529	84,447	122,894	(6,099)	211,771

Operating (loss) income	(10,453)	(2,248)	35,716	(422)	22,593

Interest expense	10,896	615	3,836	—	15,347
Foreign currency (gain) loss	(112)	(31)	3,616	—	3,473
Minority interest, equity in earnings and other (income) expense	(22,783)	(36)	—	22,783	(36)

Income (loss) before provision (benefit) for income taxes	1,546	(2,796)	28,264	(23,205)	3,809

Provision (benefit) for income taxes	1	(7,576)	7,971	—	396

Income from continuing operations	1,545	4,780	20,293	(23,205)	3,413

(Loss) income from discontinued operations	(199)	398	(2,421)	155	(2,067)

Net income	$1,346	$5,178	$17,872	$(23,050)	$1,346

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended July 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$(26)	$240,332	$338,377	$(13,807)	$564,876
Cost of goods sold	—	142,887	142,892	(5,732)	280,047

Gross profit	(26)	97,445	195,485	(8,075)	284,829

Selling, general and administrative expense	18,461	82,523	140,689	(9,579)	232,094

Operating (loss) income	(18,487)	14,922	54,796	1,504	52,735

Interest expense (income)	12,127	(123)	(203)	—	11,801
Foreign currency gain	(34)	(162)	(1,035)	—	(1,231)
Minority interest, equity in earnings and other (income) expense	(26,209)	(33)	448	26,209	415

(Loss) income before (benefit) provision for income taxes	(4,371)	15,240	55,586	(24,705)	41,750

(Benefit) provision for income taxes	(7,232)	15,593	316	—	8,677

Income (loss) from continuing operations	2,861	(353)	55,270	(24,705)	33,073

Loss from discontinued operations	(7)	(1,111)	(26,603)	(2,498)	(30,219)

Net income (loss)	$2,854	$(1,464)	$28,667	$(27,203)	$2,854

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended July 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$225	$606,982	$859,593	$(27,955)	$1,438,845
Cost of goods sold	—	381,967	391,976	(9,743)	764,200

Gross profit	225	225,015	467,617	(18,212)	674,645

Selling, general and administrative expense	26,516	255,622	357,557	(18,517)	621,178

Operating (loss) income	(26,291)	(30,607)	110,060	305	53,467

Interest expense	31,814	1,570	9,669	—	43,053
Foreign currency (gain) loss	(111)	19	6,921	—	6,829
Minority interest, equity in earnings and other expense	152,467	584	—	(152,467)	584

(Loss) income before (benefit) provision for income taxes	(210,461)	(32,780)	93,470	152,772	3,001

(Benefit) provision for income taxes	(2,822)	38,463	24,864	—	60,505

(Loss) income from continuing operations	(207,639)	(71,243)	68,606	152,772	(57,504)

Income (loss) from discontinued operations	17,372	(2,389)	(148,410)	664	(132,763)

Net loss	$(190,267)	$(73,632)	$(79,804)	$153,436	$(190,267)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended July 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$(8)	$668,933	$1,024,234	$(35,422)	$1,657,737
Cost of goods sold	—	389,280	451,846	(12,084)	829,042

Gross profit	(8)	279,653	572,388	(23,338)	828,695

Selling, general and administrative expense	43,410	256,474	410,620	(26,200)	684,304
Asset impairment	—	350	—	—	350

Operating (loss) income	(43,418)	22,829	161,768	2,862	144,041

Interest expense	35,736	2	107	—	35,845
Foreign currency loss (gain)	554	(170)	(847)	—	(463)
Minority interest, equity in earnings and other expense (income)	166,409	(257)	275	(166,409)	18

(Loss) income before (benefit) provision for income taxes	(246,117)	23,254	162,233	169,271	108,641

(Benefit) provision for income taxes	(21,626)	17,936	32,963	—	29,273

(Loss) income from continuing operations	(224,491)	5,318	129,270	169,271	79,368

Loss from discontinued operations	(819)	(28,507)	(271,333)	(4,019)	(304,678)

Net loss	$(225,310)	$(23,189)	$(142,063)	$165,252	$(225,310)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At July 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18	$15,898	$100,914	$—	$116,830
Restricted cash	—	—	50,054	—	50,054
Trade accounts receivable, net	—	165,974	258,217	—	424,191
Other receivables	562	5,362	13,535	—	19,459
Inventories	—	112,434	222,872	(1,073)	334,233
Deferred income taxes short-term	—	980	100,827	—	101,807
Prepaid expenses and other current assets	13,775	12,588	13,511	—	39,874
Current assets held for sale	—	7	2,275	—	2,282

Total current assets	14,355	313,243	762,205	(1,073)	1,088,730

Fixed assets, net	4,808	83,607	148,654	—	237,069
Intangible assets, net	2,885	50,635	89,434	—	142,954
Goodwill	—	118,111	203,340	—	321,451
Other assets	12,206	17,693	32,372	—	62,271
Deferred income taxes long-term	—	(20,443)	44,102	—	23,659
Investment in subsidiaries	1,015,273	—	—	(1,015,273)	—

Total assets	$1,049,527	$562,846	$1,280,107	$(1,016,346)	$1,876,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$221,024	$—	$221,024
Accounts payable	4,256	94,598	120,682	—	219,536
Accrued liabilities	22,781	25,255	58,989	—	107,025
Current portion of long-term debt	—	842	81,521	—	82,363
Income taxes payable	—	(8,026)	36,339	—	28,313
Intercompany balances	181,887	(113,356)	(68,531)	—	—
Current liabilities of assets held for sale	—	18	561	—	579

Total current liabilities	208,924	(669)	450,585	—	658,840

Long-term debt, net of current portion	400,000	129,030	204,592	—	733,622
Other long-term liabilities	—	36,882	6,187	—	43,069

Total liabilities	608,924	165,243	661,364	—	1,435,531

Stockholders’/invested equity	440,603	397,603	618,743	(1,016,346)	440,603

Total liabilities and stockholders’ equity	$1,049,527	$562,846	$1,280,107	$(1,016,346)	$1,876,134

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(190,267)	$(73,632)	$(79,804)	$153,436	$(190,267)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(17,372)	2,389	148,410	(664)	132,763
Depreciation and amortization	1,145	18,377	20,866	—	40,388
Stock-based compensation	7,419	—	—	—	7,419
Provision for doubtful accounts	—	8,535	4,645	—	13,180
Equity in earnings	152,467	—	—	(152,467)	—
Deferred income taxes	—	47,413	(3,287)	—	44,126
Other adjustments to reconcile net loss	(136)	1,938	1,841	—	3,643
Changes in operating assets and liabilities:
Trade accounts receivables	—	41,032	16,281	—	57,313
Inventories	—	22,371	(23,188)	(969)	(1,786)
Other operating assets and liabilities	3,113	1,332	27,313	—	31,758

Cash (used in) provided by operating activities of continuing operations	(43,631)	69,755	113,077	(664)	138,537
Cash (used in) provided by operating activities of discontinued operations	(19,423)	42,920	(12,218)	664	11,943

Net cash (used in) provided by operating activities	(63,054)	112,675	100,859	—	150,480
Cash flows from investing activities:
Capital expenditures	(3,734)	(6,072)	(22,699)	—	(32,505)

Cash used in investing activities of continuing operations	(3,734)	(6,072)	(22,699)	—	(32,505)
Cash provided by investing activities of discontinued operations	—	—	21,848	—	21,848

Net cash used in investing activities	(3,734)	(6,072)	(851)	—	(10,657)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	8,613	—	8,613
Payments on lines of credit	—	—	(38,316)	—	(38,316)
Borrowings on long-term debt	—	497,316	63,604	—	560,920
Payments on long-term debt	—	(492,753)	(70,756)	—	(563,509)
Payments of debt issuance costs	(5,130)	(16,782)	(2,969)	—	(24,881)
Stock option exercises, employee stock purchases and tax benefit on option exercises	862	—	—	—	862
Intercompany	71,056	(81,152)	10,096	—	—

Cash provided by (used in) financing activities of continuing operations	66,788	(93,371)	(29,728)	—	(56,311)
Cash used in financing activities of discontinued operations	—	—	(11,136)	—	(11,136)

Net cash provided by (used in) financing activities	66,788	(93,371)	(40,864)	—	(67,447)
Effect of exchange rate changes on cash	—	—	(8,588)	—	(8,588)

Net increase in cash and cash equivalents	—	13,232	50,556	—	63,788
Cash and cash equivalents, beginning of period	18	2,666	50,358	—	53,042

Cash and cash equivalents, end of period	$18	$15,898	$100,914	$—	$116,830

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(225,310)	$(23,189)	$(142,063)	$165,252	$(225,310)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	819	28,507	271,333	4,019	304,678
Depreciation and amortization	1,689	19,123	22,123	—	42,935
Stock-based compensation	6,457	—	—	—	6,457
Provision for doubtful accounts	—	3,243	4,780	—	8,023
Equity in earnings	166,409	—	—	(166,409)	—
Asset impairments	—	350	—	—	350
Other adjustments to reconcile net loss	188	370	1,603	—	2,161
Changes in operating assets and liabilities:
Trade accounts receivables	—	(473)	2,972	—	2,499
Inventories	—	(6,375)	(41,108)	1,157	(46,326)
Other operating assets and liabilities	7,959	1,773	44,725	—	54,457

Cash (used in) provided by operating activities of continuing operations	(41,789)	23,329	164,365	4,019	149,924
Cash provided by (used in) operating activities of discontinued operations	4,395	(16,068)	(4,474)	(4,019)	(20,166)

Net cash (used in) provided by operating activities	(37,394)	7,261	159,891	—	129,758
Cash flows from investing activities:
Capital expenditures	1,106	(25,019)	(39,671)	—	(63,584)
Business acquisitions, net of cash acquired	—	(24,174)	(6,953)	—	(31,127)

Cash provided by (used in) investing activities of continuing operations	1,106	(49,193)	(46,624)	—	(94,711)
Cash provided by investing activities of discontinued operations	—	94,968	12,974	—	107,942

Net cash provided by (used in) investing activities	1,106	45,775	(33,650)	—	13,231
Cash flows from financing activities:
Borrowings on lines of credit	—	—	161,752	—	161,752
Payments on lines of credit	—	—	(22,159)	—	(22,159)
Borrowings on long-term debt	—	131,199	86,360	—	217,559
Payments on long-term debt	—	(154,924)	(34,413)	—	(189,337)
Stock option exercises, employee stock purchases and tax benefit on option exercises	11,331	—	—	—	11,331
Intercompany	24,422	(5,913)	(18,509)	—	—

Cash provided by (used in) financing activities of continuing operations	35,753	(29,638)	173,031	—	179,146
Cash used in financing activities of discontinued operations	—	(35,000)	(258,456)	—	(293,456)

Net cash provided by (used in) financing activities	35,753	(64,638)	(85,425)	—	(114,310)
Effect of exchange rate changes on cash	—	—	(3,536)	—	(3,536)

Net (decrease) increase in cash and cash equivalents	(535)	(11,602)	37,280	—	25,143
Cash and cash equivalents, beginning of period	12	13,254	61,082	—	74,348

Cash and cash equivalents, end of period	$(523)	$1,652	$98,362	$—	$99,491

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The operating results of discontinued operations, which include both the Rossignol wintersports and golf equipment businesses, included in the accompanying consolidated statements of operations were as follows:

	Nine Months Ended
	July 31,
In thousands	2009	2008
Revenues, net	$16,528	$185,797

Loss before income taxes	(222,614)	(368,667)
Benefit for income taxes	(89,851)	(63,989)

Loss from discontinued operations	$(132,763)	$(304,678)

The loss from discontinued operations for the nine months ended July 31, 2009 includes the loss on sale of Rossignol of approximately $124.4 million, net of expected tax benefits.
The remaining assets and liabilities of the Company’s discontinued businesses primarily relate to its discontinued Rossignol apparel business. The components of assets and liabilities held for sale are as follows:

July 31,
In thousands	2009
Current assets:
Receivables, net	$927
Inventories	—
Other current assets	1,355

$2,282

Current liabilities:
Accounts payable	$320
Other current liabilities	259

$579

12. Income Taxes
During the nine months ended July 31, 2009, the Company evaluated the realizability of its U.S. federal and state deferred tax assets. The Company has evaluated the need for a valuation allowance with respect to the U.S. consolidated tax group, which includes the U.S. portion of the Americas operating segment and the U.S. portion of the Corporate operations segment. The Company has concluded that based on all available information and proper weighting of objective and subjective evidence as of July 31, 2009, including a cumulative loss that had been sustained over a three-year period by the U.S. consolidated tax group, it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and a full valuation allowance was established against $45.9 million of deferred tax assets that existed as of October 31, 2008. No

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
benefit has been recognized on U.S. losses during the three months ended July 31, 2009; however, income tax expense has been recognized against non U.S. earnings in the current period.
On July 31, 2009, the Company’s liability for uncertain tax positions was approximately $38.3 million resulting from unrecognized tax benefits, excluding interest and penalties. During the nine months ended July 31, 2009, the Company increased its liability for uncertain tax positions, exclusive of interest and penalties, by $12.9 million. Of this increase, approximately $6.7 million is related to positions taken in prior periods, and approximately $6.2 million is related to tax positions taken in the current period and certain other items. The nature of the increase relates to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures.
If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $28.6 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.
The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations. During the nine months ended July 31, 2009, the Company recorded an expense of approximately $2.9 million relating to interest and penalties, and as of July 31, 2009, the Company had a liability for interest and penalties of $11.8 million.
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from no significant change to a reduction of the liability for unrecognized tax benefits of up to $17.0 million, excluding penalties and interest.
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
13. Restructuring Charges
In connection with its cost reduction efforts, the Company has formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). During the nine months ended July 31, 2009, the Company recorded $12.6 million in severance charges in SG&A, which includes $8.8 million in the Americas segment, $2.5 million in the European segment and $1.3 million in corporate operations. The Plan covers the global operations of the Company but is primarily concentrated in the United States. In addition to severance charges, the Company completed the closure of its Huntington Beach, California distribution center during the three months ended July 31, 2009. As a result, the Company recorded a charge of approximately $2.3 million in SG&A for the fair value of its lease commitments on this facility which extends through fiscal 2014. This charge is net of estimated future sublease income. The Company could be required to take future charges if it is

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
not able to sub-lease this facility as planned. The Company continues to evaluate its cost structure and expects to incur future charges under the Plan.
Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	& Other	Total
Balance, November 1, 2008	$—	$—	$—
Charged to expense	12,644	2,307	14,951
Cash payments	(6,557)	—	(6,557)
Adjustments to accrual	(178)	—	(178)
Foreign currency translation	89	—	89

Balance, July 31, 2009	$5,998	$2,307	$8,305

14. Debt
The Company’s current credit facilities allow for total maximum cash borrowings and letters of credit of $550.5 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $280.3 million of borrowings drawn on these credit facilities as of July 31, 2009, and letters of credit issued at that time totaled $57.1 million. The amount of availability for borrowings under these facilities as of July 31, 2009 was $146.7 million of which $95.6 million was committed. Of this $95.6 million in committed capacity, the entire amount can also be used for letters of credit. In addition to the $146.7 million of availability for borrowings, the Company also had $66.4 million in additional capacity for letters of credit in Europe and Asia/Pacific as of July 31, 2009.
On July 31, 2009, the Company entered into a $153.1 million five year senior secured term loan with the Rhone Group, a strategic partner. In connection with the term loan, the Company issued warrants to purchase approximately 25.7 million shares of its common stock, representing 19.99% of the outstanding equity of the Company, at an exercise price of $1.86 per share. The warrants are fully vested and have a seven year term. The estimated fair value of these warrants was $23.6 million. This amount was recorded as a debt discount and will be amortized into interest expense over the term of the loan. In addition to this, the Company incurred approximately $17.0 million in debt issuance costs which are included in prepaid expenses (short-term) and other assets (long-term) and will be amortized into interest expense over the five year term of the loan. The term loan is primarily secured by certain of the Company’s trademarks in the Americas and a first or second priority interest in substantially all property related to the Company’s Americas business. The term loan bears an interest rate of 15% on a $125 million tranche, with 6% of that interest payable in kind or in cash, at the Company’s option. The remaining $28.1 million tranche is denominated in euros (€20.0 million) and also bears an interest rate of 15%, with the full 15% payable in kind or cash at the Company’s option. The term loan contains customary default provisions for loans of its type. Net proceeds from the new term loan were used to reduce other borrowings. However, approximately $28.1 million is included in the Company’s cash balance as of July 31, 2009.
On July 31, 2009, the Company entered into a new $200 million three year asset-based credit facility for its Americas segment (with the option to expand the facility to $250.0 million on certain conditions) which replaced its existing credit facility which was to expire in April 2010. The new credit facility expires in July 2012, includes a $100 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 4.0% to 4.5%, depending upon availability. The weighted average interest rate at July 31, 2009 was 8.5%. The credit facility is secured by the Company’s U.S. and Canadian accounts receivable, inventory, certain intangibles, a second priority interest in substantially all other personal property and a second priority pledge of shares of certain of the Company’s domestic subsidiaries. The borrowing base is limited to certain

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
percentages of eligible accounts receivable and inventory from participating subsidiaries. In connection with obtaining the credit facility, the Company incurred approximately $9.5 million in debt issuance costs which are included in prepaid expenses (short-term) and other assets (long-term) and will be amortized into interest expense over the term of the credit facility. The credit facility contains customary default provisions for facilities of its type. As of July 31, 2009, approximately $21.2 million was outstanding under the credit facility, in addition to outstanding letters of credit of $33.8 million.
In July 2009, the Company and certain of its European subsidiaries entered into a commitment with a group of lenders in Europe to refinance its European indebtedness. This refinancing will consist of two term loans totaling approximately $239.0 million (€170 million), an $81.5 million (€58 million) credit facility and a line of credit of $56.2 million (€40 million) for issuances of letters of credit, referred to collectively as its “European Facilities.” The maturity of these European Facilities will be July 31, 2013. The term loans will have principal repayments due on January 31 and July 31 of each year, with €14.0 million due for each semi-annual payment in 2010, €17.0 million due for each semi-annual payment in 2011 and €27.0 million due for each semi-annual payment in 2012 and 2013. Amounts outstanding under the European Facilities will bear interest at a rate of Euribor plus a margin of between 4.25% and 4.75%. The European Facilities will be guaranteed by Quiksilver, Inc. and will be secured by pledges of certain assets of its European subsidiaries, including certain trademarks of its European business and shares of certain European subsidiaries. The European Facilities will contain customary default provisions and covenants usual for transactions of this type. Certain fees paid in connection with the closing of the European Facilities will be amortized into interest expense over the four year term. The closing of the European Facilities is subject to certain conditions and is expected to occur prior to September 30, 2009.
In connection with the closing of the European Facilities, the Company expects to refinance an additional European term loan of $70.3 million (€50 million) such that its maturity date will align with the European Facilities. This term loan will have principal repayments due on January 31 and July 31 of each year, with €8.9 million due in the aggregate in 2011, €12.6 million due in the aggregate in 2012 and €28.5 million due in the aggregate in 2013. This extended term loan will bear an interest rate of Euribor plus a margin of 5.0% and will have the same security as the European Facilities.
In July 2009, the Company extended the maturity date of a $77.3 million (€55 million) European credit facility, which was previously due on June 30, 2009 to September 29, 2009 for the sole purpose of enabling the Company to refinance this credit facility into a term loan that will be part of the European Facilities described above. This credit facility was classified as a current liability, in the lines of credit balance, on the Company’s condensed consolidated balance sheets as of July 31, 2009 and October 31, 2008.
The carrying value of the Company’s trade accounts receivable and accounts payable approximates its fair value due to their short-term nature.
The estimated fair values of the Company’s lines of credit and long-term debt are as follows (in thousands):

	July 31, 2009
	Carrying
	Amount	Fair Value
Lines of credit	$221,024	$221,024
Long-term debt	815,985	593,009

	$1,037,009	$814,033

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
Over the past 39 years, Quiksilver has been established as a leading global brand representing the casual, youth lifestyle associated with boardriding sports.
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
In November 2008, we completed the sale of our Rossignol business, which included the brands Rossignol, Dynastar, Look and Lange. Our Rossignol business, including both wintersports equipment and related apparel, is classified as discontinued operations. The assets and related liabilities of our Rossignol business are classified as held for sale, and the operations are classified as discontinued in our condensed consolidated financial statements. Also, as part of our acquisition of Rossignol in 2005, we acquired a majority interest in Roger Cleveland Golf Company, Inc. Our golf equipment operations were subsequently sold in December 2007 and are also classified as discontinued operations in our condensed consolidated financial statements. As a result of these dispositions, the information herein has been adjusted to exclude both our Rossignol and golf equipment businesses.
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
Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
Statements of Operations data	2009	2008	2009	2008
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	46.7	50.4	46.9	50.0
Selling, general and administrative expense	42.2	41.1	43.2	41.3

Operating income	4.5	9.3	3.7	8.7

Interest expense	3.1	2.1	3.0	2.2
Foreign currency, minority interest and other expense (income)	0.6	(0.2)	0.5	(0.1)

Income before provision for income taxes	0.8	7.4	0.2	6.6

Other data

Adjusted EBITDA(1)	7.2%	12.7%	6.5%	11.9%

(1)	Adjusted EBITDA is defined as income from continuing operations before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of income (loss) from continuing operations to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Income (loss) from continuing operations	$3,413	$33,073	$(57,504)	$79,368
Provision for income taxes	396	8,677	60,505	29,273
Interest expense	15,347	11,801	43,053	35,845
Depreciation and amortization	13,650	14,842	40,388	42,935
Non-cash stock-based compensation expense	3,047	3,320	7,419	9,871
Non-cash asset impairments	—	—	—	350

Adjusted EBITDA	$35,853	$71,713	$93,861	$197,642

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008
Our total net revenues for the three months ended July 31, 2009 decreased 11% to $501.4 million from $564.9 million in the comparable period of the prior year. In constant currency, net revenues decreased 5% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear and accessories product lines for our Quiksilver, Roxy and DC brands, and other brands which include Hawk, Raisins, Leilani, Radio Fiji, Lib Technologies, Gnu and Bent Metal.
In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. For income statement items, constant currency is calculated by taking the average foreign currency exchange rate used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each reporting segment. A constant currency translation based upon each individual currency could yield a different result compared to using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the three months ended July 31, 2009 and 2008:

Historical currency (as reported)	Americas		Europe		Asia/Pacific		Corporate	Total
July 31, 2008	$271,941		$231,987		$59,634		$1,314	$564,876
July 31, 2009	256,778		189,027		55,090		499	501,394
Percentage decrease	(6%	)	(19%	)	(8%	)		(11%	)

Constant currency (current year exchange rates)

July 31, 2008	271,941		206,250		49,249		1,314	528,754
July 31, 2009	256,778		189,027		55,090		499	501,394
Percentage (decrease) increase	(6%	)	(8%	)	12%			(5%	)
Revenues in the Americas decreased 6% to $256.8 million for the three months ended July 31, 2009 from $271.9 million in the comparable period of the prior year, while European revenues decreased 19% to $189.0 million from $232.0 million and Asia/Pacific revenues decreased 8% to $55.1 million from $59.6 million for those same periods. The decrease in the Americas came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues across all product lines. These decreases were partially offset by our DC brand revenues, with growth in apparel and accessories partially offset by a decrease in our footwear product line. Europe’s net revenues decreased 8% in constant currency. The constant currency decrease in Europe was driven by our Roxy brand and, to a lesser extent, our Quiksilver brand, offset by a slight increase in our DC brand. Decreases in Roxy and Quiksilver brand revenues came primarily from apparel and, to a lesser extent, our accessories product lines. DC brand revenue growth came primarily from footwear, partially offset by other DC product lines. Asia/Pacific’s net revenues increased 12% in constant currency. This constant currency increase in Asia/Pacific’s net revenues came across all product lines, primarily from our Roxy and Quiksilver brands and, to a lesser extent, growth in our DC brand.

Our consolidated gross profit margin for the three months ended July 31, 2009 decreased to 46.7% from 50.4% in the comparable period of the prior year. The gross profit in the Americas segment decreased to 37.7% from 41.4%, while our European segment gross profit margin decreased to 57.5% from 59.7%, and our Asia/Pacific segment gross profit margin decreased to 53.7% from 55.5% for those same periods. The decrease in the Americas segment gross profit margin was due primarily to market related price compression in both our company-owned retail stores and our wholesale business. Our European segment gross profit margin decreased primarily as a result of negative foreign currency translation effects of certain European subsidiaries that do not use euros as their functional currency and market related price compression in our wholesale business, partially offset by improvements to our margin due to the foreign currency exchange effect of sourcing goods in U.S. dollars. In our Asia/Pacific segment, our gross profit margin decrease was primarily due to our business in Japan, which also experienced market related price compression in the current quarter.
Our selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2009 decreased 9% to $211.8 million from $232.1 million in the comparable period of the prior year. Consolidated SG&A decreased 2% in constant currency. In the Americas segment, these expenses increased 3% to $92.3 million from $89.4 million in the comparable period of the prior year, while our European segment SG&A decreased 14% to $83.7 million from $97.5 million, and our Asia/Pacific segment SG&A decreased 5% to $27.3 million from $28.6 million for those same periods. As a percentage of revenues, our consolidated SG&A increased to 42.2% for the three months ended July 31, 2009 from 41.1% for the three months ended July 31, 2008. In the Americas, SG&A as a percentage of revenues increased to 35.9% compared to 32.9% the year before. In Europe, SG&A as a percentage of revenues increased to 44.3% from 42.0% and in Asia/Pacific, SG&A as a percentage of revenues increased to 49.5% from 47.9% for those same periods. The increase in SG&A as a percentage of revenue in our Americas segment was primarily caused by lower revenues. Expense reductions were more than offset by restructuring related charges of $7.1 million and incremental bad debt charges of $1.5 million. The increase in SG&A as a percentage of revenue in our European segment was primarily caused by lower revenues and, to a lesser extent, the cost of operating additional retail stores and severance costs of approximately $0.8 million, partially offset by decreased marketing and variable selling costs. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenue primarily related to the cost of opening and operating additional retail stores.
Interest expense for the three months ended July 31, 2009 increased to $15.3 million from $11.8 million in the comparable period of the prior year. This increase was primarily the result of additional interest expense in 2009, which was allocated to the discontinued operations of Rossignol in 2008 and, to a lesser extent, higher interest rates on variable rate debt in Europe and the United States, partially offset by favorable foreign currency translation rates of European interest expense in the current year. Including both continuing and discontinued operations for the three months ending July 31, 2009 and 2008, interest expense was $15.3 million and $14.7 million, respectively. In the prior year, the discontinued Rossignol business was allocated interest based on intercompany borrowings. After giving effect to the new term loan and the new Americas credit facility, and after the anticipated closing of the European Facilities during our fourth fiscal quarter, we expect our quarterly interest expense to be approximately $25 million at current debt levels.
Our foreign currency loss amounted to $3.5 million for the three months ended July 31, 2009 compared to a gain of $1.2 million in the same period of the prior year. This loss primarily resulted from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities and the settlement of certain foreign currency exchange contracts.
Our effective income tax rate for the three months ended July 31, 2009 was 10.4% compared to 20.8% for the three months ended July 31, 2008. The income tax rate for the three months ended July 31, 2009 was positively impacted by favorable adjustments, primarily related to the finalization of certain tax deductions more favorably than originally anticipated.

Our income from continuing operations for the three months ended July 31, 2009 was $3.4 million, or $0.03 per share on a diluted basis, compared to income from continuing operations of $33.1 million, or $0.25 per share on a diluted basis, in the same period of the prior year. Adjusted EBITDA decreased to $35.9 million from $71.7 million for those same periods.
Nine Months Ended July 31, 2009 Compared to Nine Months Ended July 31, 2008
Our total net revenues for the nine months ended July 31, 2009 decreased 13% to $1,438.8 million from $1,657.7 million in the comparable period of the prior year. Net revenues decreased 6% in constant currency.
The following table presents revenues by segment in both historical currency and constant currency for the nine months ended July 31, 2009 and 2008:

Historical currency (as reported)	Americas	Europe	Asia/Pacific	Corporate	Total
July 31, 2008	$754,491	$716,770	$182,494	$3,982	$1,657,737
July 31, 2009	690,181	581,223	164,979	2,462	1,438,845
Percentage decrease	(9%)	(19%)	(10%)		(13%)

Constant currency (current year exchange rates)

July 31, 2008	754,491	628,201	140,708	3,982	1,527,382
July 31, 2009	690,181	581,223	164,979	2,462	1,438,845
Percentage (decrease) increase	(9%)	(7%)	17%		(6%)
Revenues in the Americas decreased 9% to $690.2 million for the nine months ended July 31, 2009 from $754.5 million in the comparable period of the prior year, while European revenues decreased 19% to $581.2 million from $716.8 million and Asia/Pacific revenues decreased 10% to $165.0 million from $182.5 million for those same periods. In the Americas, the decrease in revenues came primarily from Roxy and Quiksilver brand revenues, partially offset by a modest increase in our DC brand revenues. Decreases in Roxy and Quiksilver brand revenues came primarily from apparel and accessories product lines and, to a lesser extent, footwear product lines. The increase in DC brand revenues came primarily from increases in our apparel product line, partially offset by a decrease in our footwear product line. European net revenues decreased approximately 7% in constant currency. The currency adjusted decrease in Europe came primarily from decreases in our Roxy and Quiksilver brand revenues, partially offset by increases in our DC brand revenues. Decreases in our Roxy and Quiksilver brand revenues came primarily from our apparel product lines, our Roxy accessories product line and, to a lesser extent, our Roxy footwear product line. Increases in DC brand revenues came primarily from growth in apparel and footwear product lines. Asia/Pacific’s net revenues increased 17% in constant currency. The currency adjusted increase in Asia/Pacific revenues came primarily from our Roxy and Quiksilver brands and, to a lesser extent, our DC brand across all product lines.
Our consolidated gross profit margin for the nine months ended July 31, 2009 decreased to 46.9% from 50.0% in the comparable period of the prior year. The gross profit margin in the Americas segment decreased to 37.3% from 42.4%, while our European segment gross profit margin decreased to 56.6% from 57.2%, and our Asia/Pacific segment gross profit margin increased to 54.0% from 52.9% for those same periods. The decrease in the Americas segment gross profit margin was due primarily to market related price compression in both our company-owned retail stores and our wholesale business. Our European segment gross profit margin decreased primarily as a result of negative foreign currency translation effects of certain European subsidiaries that do not use euros as their functional currency and market related price compression in our wholesale business, partially offset by improvements to our margin due to the foreign currency exchange effect of sourcing goods in U.S. dollars. In our Asia/Pacific segment, our gross profit margin increase was primarily due to improved margins in Japan compared to the prior year and, to a lesser extent, improved wholesale margins in Australia.

Our SG&A for the nine months ended July 31, 2009 decreased 9% to $621.2 million from $684.3 million in the comparable period of the prior year. Consolidated SG&A decreased 1% in constant currency. In the Americas segment, SG&A decreased slightly to $273.3 million from $273.7 million in the comparable period of the prior year, while our European segment SG&A decreased 15% to $241.6 million from $283.6 million, and our Asia/Pacific segment SG&A decreased 9% to $80.5 million from $88.7 million for those same periods. As a percentage of revenues, SG&A increased to 43.2% for the nine months ended July 31, 2009 from 41.3% for the nine months ended July 31, 2008. In the Americas, SG&A as a percentage of revenues increased to 39.6% compared to 36.3% during the same period the year before. In Europe, SG&A as a percentage of revenues increased to 41.6% from 39.6% and in Asia/Pacific, SG&A as a percentage of revenues increased to 48.8% from 48.6% for those same periods. The increase in SG&A as a percentage of revenue in our Americas segment was primarily due to lower revenues. Expense reductions were partially offset by $16.9 million in charges primarily related to restructuring activities, a legal settlement and severance costs, and incremental bad debt charges of $3.8 million. The increase in SG&A as a percentage of revenue in our European segment was primarily caused by lower revenues and, to a lesser extent, the cost of operating additional retail stores and severance costs of approximately $2.5 million. In our Asia/Pacific segment, the slight increase in SG&A as a percentage of revenue primarily related to the cost of operating additional retail stores.
Interest expense for the nine months ended July 31, 2009 increased to $43.1 million from $35.8 million in the comparable period of the prior year. This increase was primarily due to additional interest expense previously allocated to the discontinued operations of Rossignol in the prior year, partially offset by lower interest rates on variable rate debt in Europe and the United States and favorable foreign currency translation rates of European interest expense in the current period. Including both continuing and discontinued operations for the nine months ended July 31, 2009 and 2008, interest expense was $43.4 million and $46.5 million, respectively. In the prior year, the discontinued Rossignol business was allocated interest based on intercompany borrowings.
Our foreign currency loss amounted to $6.8 million for the nine months ended July 31, 2009 compared to a gain of $0.5 million in the comparable period of the prior year. This current year loss resulted primarily from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities and the settlement of certain foreign currency exchange contracts.
Our income tax expense for the nine months ended July 31, 2009 was $60.5 million compared to $29.3 million for the nine months ended July 31, 2008. Income tax expense for the nine months ended July 31, 2009 was unfavorably impacted by a valuation allowance of $45.9 million recorded against our deferred tax assets in the United States.
Our loss from continuing operations for the nine months ended July 31, 2009 was $57.5 million, or $0.45 per share on a diluted basis, compared to income from continuing operations of $79.4 million, or $0.61 per share on a diluted basis, in the same period of the prior year. Adjusted EBITDA decreased to $93.9 million from $197.6 million for those same periods.
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
The net increase in cash and cash equivalents for the nine months ended July 31, 2009 was $63.8 million compared to $25.1 million in the comparable period of the prior year. Cash and cash equivalents totaled $116.8 million at July 31, 2009 compared to $53.0 million at October 31, 2008, while working capital was $429.9 million at July 31, 2009 compared to $631.3 million at October 31, 2008.

We are highly leveraged. However, we believe that our cash flow from operations, together with our existing credit facilities, term loans and committed European refinancings will be adequate to fund our capital requirements for at least the next twelve months. In July 2009, we entered into a commitment with a group of lenders in Europe to refinance our European indebtedness. This refinancing will consist of two term loans totaling approximately $239.0 million (€170 million), an $81.5 million (€58 million) credit facility and a line of credit of $56.2 million (€40 million) for issuances of letters of credit, referred to collectively as our “European Facilities.” The maturity of these European Facilities will be July 31, 2013. The term loans will have principal repayments due on January 31 and July 31 of each year, with €14.0 million due for each semi-annual payment in 2010, €17.0 million due for each semi-annual payment in 2011 and €27.0 million due for each semi-annual payment in 2012 and 2013. Amounts outstanding under the European Facilities will bear interest at a rate of Euribor plus a margin of between 4.25% and 4.75%. The European Facilities will be guaranteed by Quiksilver, Inc. and will be secured by pledges of certain assets of our European subsidiaries, including certain trademarks of our European business and shares of certain European subsidiaries. The European Facilities will contain customary default provisions and covenants usual for transactions of this type. Certain fees paid in connection with the closing of the European Facilities will be amortized into interest expense over the four year term. The closing of the European Facilities is subject to certain conditions and is expected to occur during the three months ending October 31, 2009.
In connection with the closing of the European Facilities, we expect to refinance an additional European term loan of $70.3 million (€50 million) such that its maturity date will align with the European Facilities. This term loan will have principal repayments due on January 31 and July 31 of each year, with €8.9M due in the aggregate in 2011, €12.6M due in the aggregate in 2012 and €28.5M due in the aggregate in 2013. This extended term loan will bear an interest rate of Euribor plus a margin of 5.0% and will have the same security as the European Facilities.
In July 2009, we extended the maturity date of a $77.3 million (€55 million) European credit facility, which was previously due on June 30, 2009 to September 29, 2009, for the sole purpose of enabling us to refinance this credit facility into a term loan that will be part of the European Facilities described above.
We believe that our short-term uncommitted lines of credit will continue to be made available until refinanced on a longer term basis. If we are unsuccessful in closing the European Facilities or if our other short-term uncommitted lines of credit in Asia/Pacific are no longer made available, we could be adversely affected by having current maturities with limited means of repayment.
On July 31, 2009, we entered into a $153.1 million five year senior secured term loan with the Rhone Group, a strategic partner. In connection with the term loan, we issued warrants to purchase approximately 25.7 million shares of our common stock, representing 19.99% of our outstanding equity, at an exercise price of $1.86 per share. The warrants are fully vested and have a seven year term. The estimated fair value of these warrants was $23.6 million. This amount was recorded as a debt discount and will be amortized into interest expense over the term of the loan. In addition to this, we incurred approximately $17.0 million in debt issuance costs which are included in prepaid expenses (short-term) and other assets (long-term) and will be amortized into interest expense over the five year term of the loan. The term loan is primarily secured by certain of our trademarks in the Americas and a first or second priority interest in substantially all property related to our Americas business. The term loan bears an interest rate of 15% on a $125 million tranche, with 6% of that interest payable in kind or in cash, at our option. The remaining $28.1 million tranche is denominated in euros (€20.0 million) and also bears an interest rate of 15%, with the full 15% payable in kind or cash at our option. The term loan contains customary default provisions for loans of its type. Net proceeds from the new term loan were used to reduce other borrowings. However, approximately $28.1 million is included in our cash balance as of July 31, 2009.
On July 31, 2009, we entered into a new $200 million three year asset-based credit facility for our Americas segment (with the option to expand the facility to $250.0 million on certain conditions) which replaced our existing credit facility which was to expire in April 2010. The new credit facility expires in July 2012, includes a $100 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 4.0% to 4.5%, depending upon availability. The weighted average interest rate at July 31, 2009 was 8.5%. The credit facility is secured by our U.S. and Canadian accounts receivable, inventory, certain intangibles, a second priority interest in substantially all other personal property and a second priority pledge of shares of certain of our domestic subsidiaries. The borrowing base is limited to certain percentages of eligible accounts receivable and inventory from participating subsidiaries. In connection with obtaining the credit facility, we incurred approximately $9.5 million in debt issuance costs which are included in prepaid expenses (short-term) and other assets (long-term) and will be amortized into interest expense over the term of the credit facility. The credit facility contains customary default provisions for facilities of its type. As of July 31, 2009, approximately $21.2 million was outstanding under the credit facility, in addition to outstanding letters of credit of $33.8 million.
Cash Flows
We generated $138.5 million of cash from operating activities of continuing operations in the nine months ended July 31, 2009 compared to $149.9 million for the same period of the prior year. This $11.4 million decrease in cash provided was primarily due to increases in our net loss adjusted for other non-cash charges of $88.0 million, partially offset by improvements in working capital of $76.6 million.
Capital expenditures of continuing operations totaled $32.5 million for the nine months ended July 31, 2009, compared to $63.6 million in the comparable period of the prior year. These investments included company owned retail stores and ongoing investments in computer and warehouse equipment. We had no acquisitions during the nine months ended July 31, 2009. During that same period, we generated $21.8 million in cash from investing activities of discontinued operations, which is primarily related to the net proceeds from the sale of our Rossignol wintersports business.
During the nine months ended July 31, 2009, net cash used in financing activities of continuing operations totaled $56.3 million, compared to $179.1 million provided by financing activities of continuing operations in the comparable period of the prior year.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 10% to $424.2 million at July 31, 2009 from $470.1 million at October 31, 2008. Accounts receivable in our Americas segment decreased 19% to $205.6 million at July 31, 2009 from $254.2 million at October 31, 2008, European segment accounts receivable increased 15% to $183.4 million from $160.0 million and Asia/Pacific segment accounts receivable decreased 37% to $35.2 million from $55.8 million for those same periods. Compared to July 31, 2008, accounts receivable decreased 11% in the Americas segment, 16% in our European segment, 17% in our Asia/Pacific segment and 14% in total. Consolidated accounts receivable decreased 9% in constant currency compared to the same period of the prior year. Included in accounts receivable at July 31, 2009 are approximately $26.1 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to more accurately compute days sales outstanding. Overall days sales outstanding decreased by approximately two days at July 31, 2009 compared to July 31, 2008.
Consolidated inventories increased 7% to $334.2 million at July 31, 2009 from $312.1 million at October 31, 2008. Inventories in the Americas segment decreased 10% to $145.4 million from $162.2 million at October 31, 2008, European segment inventories increased 25% to $128.1 million from $102.6 million, and Asia/Pacific segment inventories increased 28% to $60.7 million from $47.4 million for those same periods. Compared to July 31, 2008, inventories decreased 9% in the Americas segment, 10% in our European segment, increased 9% in our Asia/Pacific segment and decreased 7% in total. Inventories decreased 1% in constant currency compared to July 31, 2008. Consolidated average annual inventory turnover was approximately 3.0 at July 31, 2009 compared to 3.2 in the comparable period of the prior year.
Restructuring
In connection with our cost reduction efforts, we have formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). During the nine months ended July 31, 2009, we recorded $12.6 million in severance charges and $2.3 million in facility lease charges. Additionally, we paid $1.7 million in consulting fees to a restructuring firm. The Plan covers our global operations but is primarily concentrated in the United States. We continue to evaluate our cost structure and additional cost reductions may be necessary. As of July 31, 2009, we have obligations to pay approximately $8.3 million under the Plan with a majority of these payments occurring in fiscal 2009 and early fiscal 2010.
Commitments
As discussed above, we successfully closed the refinancing of the Americas credit facility and the funding of the five year senior secured term loan on July 31, 2009. Additionally, the European Facilities are expected to close during the three months ending October 31, 2009. These transactions enabled us to extend a significant portion of our short-term maturities to a long-term basis. There have been no other material changes in our contractual obligations since October 31, 2008.
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
As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into various foreign exchange contracts, generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, we record changes in the fair value of the derivatives in other comprehensive income.
New Accounting Pronouncements
See Note 2 to Condensed Consolidated Financial Statements – New Accounting Pronouncements for a discussion of pronouncements that may affect our future financial reporting.
Forward-Looking Statements
All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition, liquidity, and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “likely,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:
•	continuing deterioration of global economic conditions and credit and capital markets;

•	our ability to close our refinancing transactions in a timely manner;

•	our ability to remain compliant with our debt covenants;

•	our ability to achieve the financial results that we anticipate;

•	payments due on contractual commitments and other debt obligations;

•	future expenditures for capital projects;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations; and

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
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
European revenues decreased 7% in euros during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. As measured in U.S. dollars and reported in our consolidated statements of operations, European revenues decreased 19% during the nine months ended July 31, 2009 as a result of a stronger U.S. dollar versus the euro in comparison to the same period in the prior year.
Asia/Pacific revenues increased 17% in Australian dollars during the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008. As measured in U.S. dollars and reported in our consolidated statements of operations, Asia/Pacific revenues decreased 10% during the nine months ended July 31, 2009 as a result of a stronger U.S. dollar versus the Australian dollar in comparison to the same period in the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2009.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4
Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

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

10.2
Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc. and Rhone Capital III L.P dated June 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.3
First Amendment to Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 24, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 25, 2009).

10.4	English Translation of Amendment No. 4 to Line of Credit Agreement dated March 14, 2008 between Pilot S.A.S. and Societe Generale, BNP Paribas and Le Credit Lyonnais dated June 30, 2009.

10.5
English Translation of Amendment No. 5 to Line of Credit Agreement dated March 14, 2008 between Pilot S.A.S. and Societe Generale, BNP Paribas and Le Credit Lyonnais dated June 30, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.6
Credit Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhone Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.7
Credit Agreement by and among Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhone Group L.L.C., as administrative agent and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.8
Warrant and Registration Rights Agreement by and among Quiksilver, Inc., Rhone Capital III L.P. and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the initial warrant holders, dated July 31, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.9
Credit Agreement by and among Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated July 31, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.10
English Translation of Facilities Agreement by and among Pilot S.A.S. and Na Pali S.A.S. as borrowers, Quiksilver, Inc., as guarantor, BNP Paribas, Crédit Lyonnais and Société Générale Corporate & Investment Banking as mandated lead arrangers, BNP Paribas as agent, Société Générale as security agent, Caisse Régionale de Crédit Agricole Mutuel Pyrénées Gascogne as issuing bank, and BNP Paribas, Crédit Lyonnais, Société Générale, Natixis, Caisse Régionale de Crédit Agricole Mutuel Pyrénées-Gascogne, Banque Populaire du Sud Ouest, CIC — Société Bordelaise, and HSBC France as original lenders dated July 31, 2009 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.11	Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Robert B. McKnight, Jr. dated June 23, 2009. (1)

10.12	Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Joseph Scirocco dated June 23, 2009. (1)

10.13	Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Charles S. Exon dated June 23, 2009. (1)

10.14	Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Pierre Agnes dated June 23, 2009. (1)

10.15	Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Craig Stevenson dated June 23, 2009. (1)

10.16	Indemnity Agreement by and between Quiksilver, Inc. and Andrew Sweet dated July 31, 2009.

10.17	Indemnity Agreement by and between Quiksilver, Inc. and M. Steven Langman dated July 31, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2003 – Chief Financial Officer

(1)	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
September 9, 2009	/s/ Brad L. Holman
Brad L. Holman
Senior Vice President & Corporate Controller (Principal Accounting Officer and Authorized Signatory)