Form 10-K
period 2009-10-31
QUIKSILVER INC
filed 2010-01-12
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes☐ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $212 million as of April 30, 2009, the last business day of Registrant’s most recently completed second fiscal quarter.
As of December 31, 2009, there were 128,599,163 shares of the Registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 26, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS
Unless the context indicates otherwise, when we refer to “we”, “us”, “our”, or the “Company” in this Form 10-K, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986. Our fiscal year ends on October 31, and references to fiscal 2009, fiscal 2008 and fiscal 2007 refer to the years ended October 31, 2009, 2008 and 2007, respectively.
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
Over the past 39 years, Quiksilver has been established as a global company representing the casual, youth lifestyle associated with boardriding sports. Based on our fiscal 2009 revenues, we are the largest apparel company that is identified with the sports of surfing, skateboarding and snowboarding. We believe that our multiple authentic brands enable us to produce and market apparel, footwear, accessories and related products for consumers in a broad cross section of the outdoor market. Furthermore, we believe that our operations provide us with a diversified platform for growth and enhanced operating efficiencies.
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
In November 2008, we completed the sale of our Rossignol business, which included the brands Rossignol, Dynastar, Look and Lange. Our Rossignol business, including both wintersports equipment and related apparel, is classified as discontinued operations in this report. The assets and related liabilities of our remaining Rossignol apparel business are classified as held for sale, and the operations are classified as discontinued in our consolidated financial statements. Also, as part of our acquisition of Rossignol in 2005, we acquired a majority interest in Roger Cleveland Golf Company, Inc. Our golf equipment operations were subsequently sold in December 2007 and are also classified as discontinued operations in our consolidated financial statements. As a result of these dispositions, the following information has been adjusted to exclude both our Rossignol and golf equipment businesses.
Segment Information
We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, footwear, accessories and related products. We have three operating segments consisting of the Americas, Europe and Asia/Pacific, each of which sells a full range of our products. Our former wintersports equipment segment has been classified as discontinued operations. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating profits and identifiable assets attributable to our operating segments, see note 14 of our consolidated financial statements. Our Rossignol business has been removed from our segment reporting and is classified as discontinued operations.

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
Quiksilver
We have grown our Quiksilver brand from its origins as a line of boardshorts to now include shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear, hats, backpacks, wetsuits, watches, eyewear and other accessories. Quiksilver has also expanded its target market beyond young men to include men, women, boys, toddlers and infants. In fiscal 2009, the Quiksilver brand represented approximately 39% of our revenues from continuing operations.
Roxy
Our Roxy brand for young women is a surf-inspired collection that we introduced in 1991, and later expanded to include girls, with the Teenie Wahine and Roxy Girl brands, and infants. Roxy includes a full range of sportswear, swimwear, footwear, backpacks, snowboardwear, snowboards, bedroom furnishings and other accessories. In fiscal 2009, the Roxy brand accounted for approximately 33% of our revenues from continuing operations.
DC
Our DC brand specializes in performance skateboard shoes, snowboard boots, sandals and apparel for both young men and juniors. We believe that DC’s skateboard-driven image and lifestyle is well positioned within the global outdoor youth market and has appeal beyond its core skateboarding base. In fiscal 2009, the DC brand accounted for approximately 23% of our revenues from continuing operations.
Other Brands
In fiscal 2009, our other brands represented approximately 5% of our revenues from continuing operations.
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
Product Categories
The following table shows the approximate percentage of our revenues from continuing operations attributable to each of our major product categories during the last three fiscal years:

	Percentage of Revenues
	2009	2008	2007
Apparel	66%	65%	66%
Footwear	20	20	18
Accessories	14	15	16

	100%	100%	100%

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

We believe that retail prices for our U.S. apparel products range from approximately $20 for a t-shirt and $43 for a typical short to $190 for a typical snowboard jacket. For our European products, retail prices range from approximately $33 for a t-shirt and about $70 for a typical short to $221 for a basic snowboard jacket. Our Asia/Pacific t-shirts sell for approximately $35, while our shorts sell for approximately $55 and a basic snowboard jacket sells for approximately $211. Retail prices for our typical skate shoe range from approximately $60 in the U.S. to approximately $77 in Europe.
Product Design
Our apparel, footwear, accessories and related products are designed for young-minded people who live a casual lifestyle. Innovative design, active fabrics and quality of workmanship are emphasized. Our design and merchandising teams create seasonal product ranges for each of our brands. These design groups constantly monitor local and global fashion trends. We believe our most valuable input comes from our own managers, employees, sponsored athletes and independent sales representatives who are actively involved in surfing, skateboarding, snowboarding and other sports in our core market. This connection with our core market continues to be the inspiration for our products and is key to our reputation for distinct and authentic design. Our design centers in California, Europe, Australia and Japan develop and share designs and merchandising themes and concepts that are globally consistent while reflecting local adaptations for differences in geography, culture and taste.
Promotion and Advertising
The strength of our brands is based on many years of grassroots efforts that have established their legitimacy. We have always sponsored athletes that use our products in their outdoor sports, such as surfing, snowboarding, skateboarding, bmx and motocross, and have sponsored events that showcase these sports. Over time, our brands have become closely identified not only with the underlying sports they represent, but also with the way of life that is associated with those who are active in such sports. Accordingly, our advertising efforts are focused on promoting the sports and related lifestyle in addition to advertising specific products. As our sports and lifestyle have grown in popularity, not only in the United States but also internationally, the visibility of our brands has increased.
We have relationships with athletes worldwide. These include such well-known personalities as Kelly Slater, Tony Hawk, Dane Reynolds, Julian Wilson, Robbie Naish, Travis Rice, Danny Way, Rob Dyrdek, Ken Block, Travis Pastrana, Sofia Mulanovich, Torah Bright and Sarah Burke. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor many amateurs and up-and-coming professionals. We believe that these athletes legitimize the performance of our products, form the basis for our advertising and promotional content, maintain a real connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.
The events and promotions that we sponsor include world-class boardriding events, such as the Quiksilver Pro (Australia and Europe) and the Quiksilver In Memory of Eddie Aikau, which we believe is the most prestigious event among surfers. We also sponsor many women’s events and our Quiksilver, DC and Roxy athletes participate in the Summer and Winter X-Games as well as the Olympics. In addition, we sponsor many regional and local events, such as surf camps for beginners and enthusiasts, that reinforce the reputations of our brands as authentic among athletes and non-athletes alike.
Our brand messages are communicated through advertising, editorial content and other programming in both core and mainstream media. Coverage of our sports, athletes and related lifestyle forms the basis of content for core magazines, such as Surfer, Surfing and Transworld Skateboarding. Through our various entertainment initiatives, we are bringing our lifestyle message to an even broader audience through television, films, books and co-sponsored events and products.

Customers and Sales
We sell our products in over 90 countries around the world. We believe that the integrity and success of our brands is dependent, in part, upon our careful selection of the retailers to whom we sell our products. Therefore, we maintain a strict and controlled distribution channel to uphold and enhance the value of our brands.
The foundation of our business is the distribution of our products through surf shops, skateboard shops, snowboard shops and our proprietary concept stores, where the environment communicates our brand messages. This core distribution channel serves as a base of legitimacy and long-term loyalty to us and our brands. Most of these stores stand alone or are part of small chains.
Our products are also distributed through independent specialty or active lifestyle stores and specialty chains. This category includes chains in the United States such as Pacific Sunwear, Nordstrom, Zumiez, Dick’s Sporting Goods, Famous Footwear and Journeys, as well as many independent active lifestyle stores and sports shops in the United States and around the world. A limited amount of our products are distributed through select department stores, including Macy’s and Bloomingdales in the U.S.; Galeries Lafayette in France; and El Corte Ingles in Spain.
Although many of our brands are sold through the same retail accounts, distribution can be different depending on the brand and demographic group. Our Quiksilver products are sold in the Americas to customers that have approximately 11,800 store locations combined. Likewise, Roxy products are sold in the Americas to customers with approximately 11,700 store locations. Most of these Roxy locations also carry Quiksilver products. In the Americas, DC products are carried in approximately 13,800 stores. Our swimwear brands (Raisins, Leilani and Radio Fiji) are found in approximately 8,400 stores in the Americas, including many small, specialty swim locations. Our apparel, footwear and accessories are found in approximately 7,800 store locations in Europe, and in approximately 3,350 store locations in Asia/Pacific.
Our European segment accounted for approximately 40%, 41% and 39% of our consolidated revenues from continuing operations during fiscal 2009, 2008 and 2007, respectively. Our Asia/Pacific segment accounted for approximately 13%, 12% and 12% of our consolidated revenues from continuing operations in fiscal 2009, 2008 and 2007, respectively. Other non-U.S. sales are in the Americas segment (i.e., Canada and Latin America) and accounted for approximately 9%, 8% and 7% of consolidated revenues from continuing operations in fiscal 2009, 2008 and 2007, respectively.
The following table summarizes the approximate percentages of our fiscal 2009 revenues by distribution channel:

	Percentage of Revenues
Distribution Channel	Americas	Europe	Asia/Pacific	Consolidated
Core market shops	27%	41%	75%	39%
Specialty stores	36	41	24	37
Department stores	17	6	1	10
U.S. exports	20	—	—	9
Distributors	—	12	—	5

Total	100%	100%	100%	100%

Geographic segment	47%	40%	13%	100%

Our revenues are spread over a large wholesale customer base. During fiscal 2009, approximately 19% of our consolidated revenues from continuing operations were from our ten largest customers, while our largest customer accounted for less than 4% of such revenues.
Our products are sold by approximately 350 independent sales representatives in the Americas, Europe and Asia/Pacific. In addition, we use approximately 80 local distributors in Europe, Asia/Pacific and Latin America. Our sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators in the United States who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our image at the retail level.
Our sales are globally diversified. The following table summarizes the approximate percentages of our consolidated revenues from continuing operations by geographic region (excluding licensees):

	Percentage of Revenues
Geographic Region	2009	2008	2007
United States	38%	39%	42%
Other Americas	9	8	7
France	11	13	13
United Kingdom and Spain	11	13	14
Other European countries	18	15	12
Asia/Pacific	13	12	12

Total	100%	100%	100%

We generally sell our apparel, footwear, accessories and related products to customers on a net-30 to net-60 day basis in the Americas, and in Europe and Asia/Pacific on a net-30 to net-90 day basis depending on the country and whether we sell directly to retailers in the country or to a distributor. Some customers are on C.O.D. terms. We generally do not reimburse our customers for marketing expenses or participate in markdown programs with our customers. A limited amount of product is offered on consignment in our Asia/Pacific segment.
For additional information regarding our revenues, operating profits and identifiable assets attributable to our operating segments, see note 14 of our consolidated financial statements.
Retail Concepts
Quiksilver concept stores are an important part of our global retail strategy. These stores are stocked primarily with Quiksilver and Roxy product, and their proprietary design demonstrates our history, authenticity and commitment to surfing and other boardriding sports. We also have Roxy stores, which are dedicated to the juniors customer, Quiksilver Youth stores, and DC stores. In various territories, we also operate Quiksilver and Roxy shops that are part of larger department stores. These shops, which are typically smaller than a stand-alone shop but have many of the same operational characteristics, are referred to below as shop-in-shops.
We own 518 stores in selected markets that provide enhanced brand-building opportunities. In territories where we operated our wholesale businesses during fiscal 2009, we had 213 stores with independent retailers under license. We do not receive royalty income from these licensed stores. Rather, we provide the independent retailer with our retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain our brands at a minimum of 80% of the store’s inventory. Certain minimum purchase obligations are also required. In our licensed territories, such as Argentina and Turkey, our licensees operate 71 concept stores. We receive royalty income from sales in these stores based on the licensees’ revenues. We also distribute our products through outlet stores generally located in outlet malls in geographically diverse, non-urban locations. The total number of stores open at October 31, 2009 was 802. The unit count of both company-owned and licensed stores at October 31, 2009, excluding stores in licensed territories, is summarized in the following table:

	Number of Stores
	Americas		Europe		Asia/Pacific		Combined
Store Concept	Company Owned	Licensed	Company Owned	Licensed	Company Owned	Licensed	Company Owned	Licensed
Quiksilver stores	60	15	122	155	37	13	219	183
Shop-in-shops	—	—	65	—	60	—	125	—
Roxy stores	3	2	19	14	10	5	32	21
Outlet stores	48	—	36	2	32	2	116	4
Other stores	6	2	20	3	—	—	26	5

	117	19	262	174	139	20	518	213

Seasonality
Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of our products, and due to the effect that the Christmas and holiday season has on the buying habits of our customers. Our consolidated revenues from continuing operations are summarized by quarter in the following table:

	Consolidated Revenues
Dollar amounts in thousands	2009		2008		2007
Quarter ended January 31	$443,278	23%	$496,581	22%	$410,854	20%
Quarter ended April 30	494,173	25	596,280	26	520,359	25
Quarter ended July 31	501,394	25	564,876	25	528,591	26
Quarter ended October 31	538,681	27	606,899	27	587,268	29

	$1,977,526	100%	$2,264,636	100%	$2,047,072	100%

Production and Raw Materials
Our apparel, footwear, accessories and related products are generally sourced separately for our Americas, Europe and Asia/Pacific operations. We own sourcing offices in Hong Kong, Shanghai and Dongguan that manage the majority of production for our Asia/Pacific business and some of our Americas and European production. We believe that as we align our sourcing and logistics operations, more products can be sourced together and additional efficiencies can be obtained. Approximately 85% of our apparel, footwear, accessories and related products are purchased or imported as finished goods from suppliers principally in China, Korea, Hong Kong, India, Vietnam and other parts of the far east, but also in Mexico, Turkey, Portugal and other foreign countries. After being imported, many of these products require embellishments such as screenprinting, dyeing, washing or embroidery. In the Americas, the remaining 15% of our production is manufactured by independent contractors from raw materials we provide, with a majority of this manufacturing done in Mexico and Central America, and the balance in the U.S.
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
During fiscal 2009, no single contractor of finished goods accounted for more than 7% of our consolidated production. Our largest raw material supplier accounted for 37% of our expenditures for raw materials during fiscal 2009, however, our raw materials expenditures only comprised 4% of our consolidated production costs. We believe that numerous qualified contractors, finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these contractors and suppliers.
Although we continue to explore new sourcing opportunities for finished goods and raw materials, we believe we have established solid working relationships over many years with vendors who are financially stable and reputable, and who understand our product quality and delivery standards. As part of our efforts to reduce costs and enhance our sourcing efficiency, we utilize foreign suppliers. We research, test and add, as needed, alternate and/or back-up suppliers. However, in the event of any unanticipated substantial disruption of our relationships with, or performance by, key existing suppliers and/or contractors, there could be a short-term adverse effect on our operations.

Imports and Import Restrictions
We have, for some time, imported finished goods and raw materials for our domestic operations under multilateral and bilateral trade agreements between the U.S. and a number of foreign countries, including Hong Kong, India and China. These agreements impose duties on the products that are imported into the U.S. from the affected countries. Increases in the amount of duties we pay could have an adverse effect on our operations and financial results.
In Europe, we operate in the European Union (“EU”) within which there are few trade barriers. We also operate under constraints imposed on imports of finished goods and raw materials from outside the EU, including quotas and duty charges. We do not anticipate that these restrictions will materially or adversely impact our operations since we have always operated under such constraints.
We retain independent buying agents, primarily in China, Hong Kong, India, Vietnam and other foreign countries to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, blanks and other products. In addition, these agents monitor duties and other trade regulations and perform some quality control functions. We also have approximately 260 employees primarily in Hong Kong and China, and a limited number of employees in Vietnam and India, that are involved in sourcing and quality control functions to assist us in monitoring and coordinating our overseas production.
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
Trademarks, Licensing Agreements and Patents
Trademarks
We own the “Quiksilver” and “Roxy” trademarks and the famous mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “Raisins”, “Radio Fiji”, “Leilani”, “Hawk”, “Lib Tech”, “Gnu”, “Bent Metal”, “DCSHOECOUSA”, the “DC Star” logo and other trademarks.
We apply for and register our trademarks throughout the world mainly for use on apparel, footwear, accessories and related products and for retail services. We believe our trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Because of the success of our trademarks, we also maintain global anti-counterfeiting programs to protect our brands.
Licensing Agreements and Patents
We own rights throughout the world to use and license the Quiksilver and Roxy trademarks in substantially all apparel and accessory product classifications. We also own rights throughout the world to use and license the DC related trademarks for the footwear, apparel and accessory products that we distribute under such brand. We directly operate all of the global Quiksilver and Roxy businesses with the exception of licensees in a few countries such as Argentina and Turkey. We have also licensed our Roxy trademark for snow skis, snow ski poles, snow ski boots and snow ski bindings in connection with our sale of Rossignol.
In April 2005, we licensed our Hawk brand in the United States to Kohl’s Stores, Inc., a department store chain with over 1,000 stores. Under the Kohl’s’ license agreement, Kohl’s has the exclusive right to manufacture and sell Hawk branded apparel and some related products in its U.S. stores and through its website. We receive royalties from Kohl’s based upon sales of Hawk branded products. Under the license agreement, we are responsible for product design, and Kohl’s manages sourcing, distribution, marketing and all other functions relating to the Hawk brand. The license agreement has an initial term of five years, with three five-year extensions at Kohl’s’ option. We retain the right to manufacture and sell Hawk branded products outside of North America.
Our patent portfolio contains patents and applications primarily related to wetsuits, skate shoes, watches, boardshorts, snowboards and snowboard boots.

Competition
Competition is strong in the global beachwear, skateboard shoe and casual sportswear markets in which we operate, and each territory can have different competitors. Our direct competitors in the United States differ depending on distribution channel. Our principal competitors in our core channel of surf shops and our concept stores in the United States include Billabong International Pty Ltd, Volcom, Inc., O’Neill, Inc., Hurley International LLC and Nike, Inc., with its Nike 6.0 brand. Our competitors in the department store and specialty store channels in the United States include Abercrombie & Fitch Co. and its Hollister brand. Our principal competitors in the skateboard shoe market are VF Outdoor, Inc. (Vans), Sole Technology, Inc. (Etnies), DVS Shoe Company and Nike, Inc., with its Nike SB brand. In Europe, our principal competitors in the core channel include O’Neill, Inc., Billabong International Pty Ltd., Rip Curl International Pty Ltd., Oxbow S.A. and Volcom, Inc. In Australia, our primary competitors are Billabong International Pty Ltd. and Rip Curl International Pty Ltd. In broader distribution, our competitors also include companies such as Adidas AG and Levi Strauss & Co. Some of our competitors may be significantly larger and have substantially greater resources than we have.
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
Future Season Orders
At the end of November 2009, our backlog totaled $535 million compared to $629 million the year before. Our backlog depends upon a number of factors and fluctuates based upon the timing of trade shows and sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates and market conditions. The timing of shipments also fluctuates from year to year based upon the production of goods and the ability to distribute our products in a timely manner. As a consequence, a comparison of backlog from season to season is not necessarily meaningful and may not be indicative of eventual shipments or forecasted revenues.
Employees
At October 31, 2009, we had approximately 7,650 employees, consisting of approximately 3,300 in the United States, Canada, Mexico, and Brazil, approximately 2,150 in Europe and approximately 2,200 in Asia/Pacific. None of these employees are represented by trade unions. Certain French employees are represented by workers councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers councils to be good.
Environmental Matters
Some of our facilities and operations have been or are subject to various federal, state and local environmental laws and regulations which govern, among other things, the use and storage of hazardous materials, the storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, water and land, and the cleanup of contamination. Some of our manufacturing operations involve the use of, among other things, inks and dyes, and produce related by-products and wastes. We have acquired businesses and properties in the past, and may do so again in the future. In the event we or our predecessors fail or have failed to comply with environmental laws, or cause or have caused a release of hazardous substances or other environmental damage, whether at our sites or elsewhere, we could incur fines, penalties or other liabilities arising out of such noncompliance, releases or environmental damage. Compliance with and liabilities under environmental laws and regulations did not have a significant impact on our capital expenditures, results of operations or competitive position during the last three fiscal years.

Recent Dispositions
In 2005, we acquired Skis Rossignol, S.A., a wintersports and golf equipment manufacturer. The golf equipment operations were held by Rossignol’s majority-owned subsidiary, Roger Cleveland Golf Company, Inc. In September 2007, we completed the acquisition of the remaining outstanding minority interest in Cleveland and it became a wholly-owned subsidiary.
In December 2007, we sold Cleveland, including its related golf equipment brands and operations. The sale of Cleveland was structured as a stock sale in which the buyer acquired all of our golf equipment operations for a transaction value of $132.5 million, which included the repayment of Cleveland’s outstanding indebtedness to us. In November 2008, we completed the sale of our Rossignol business, including the related brands Rossignol, Dynastar, Look and Lange, pursuant to a stock purchase agreement for an aggregate purchase price of approximately $50.8 million, $38.1 million of which was paid in cash and the remaining $12.7 million of which was issued to us as a promissory note. The note was canceled in October 2009 in connection with the completion of the final working capital adjustment.
As a result of these dispositions, the Cleveland and Rossignol businesses have been classified as discontinued operations in our consolidated financial statements for all periods presented. The remaining Rossignol business assets and liabilities classified as held for sale as of October 31, 2009 primarily relate to the discontinued Rossignol apparel business.
Available Information
We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically.
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
The apparel and footwear industries have historically been subject to substantial cyclical variations. Our financial performance has been, and may continue to be, negatively affected by unfavorable economic conditions. Continued or further recessionary economic conditions may have a further adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel and footwear tend to decline. A continuation of the general reduction in consumer discretionary spending due to the recession in the domestic and international economies, or uncertainties regarding future economic prospects, could have a material adverse effect on our results of operations.
In addition, the current tight credit market continues to have a significant negative impact on businesses around the world, and the impact of this tight credit market on our suppliers and other vendors cannot be predicted. The inability of suppliers and other vendors to access needed liquidity, or the insolvency of any of our suppliers and other vendors, could lead to their failure to deliver our merchandise or other services that we require. Continued worsening economic conditions could also impair our ability to collect amounts as they become due from our customers, licensees, or other third parties that do business with us. We also face the increased risk of order reductions or cancellations when dealing with financially ailing customers or customers struggling with economic uncertainty.

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
The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Several of our competitors enjoy substantial competitive advantages, including greater brand recognition and greater financial resources for competitive activities, such as sales, marketing and strategic acquisitions. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product lines. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the apparel and footwear industries.
If we are unable to develop innovative and stylish products in response to rapid changes in consumer demands and fashion trends, we may suffer a decline in our revenues and market share.
The apparel and footwear industries are subject to constantly and rapidly changing consumer demands based on fashion trends and performance features. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and image of our brands and the quality of our products.
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
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to gains and losses from fluctuations in interest rates related to our variable rate debt. If we are unsuccessful in using various foreign currency exchange contracts or interest rate swaps to hedge these potential losses, our operating results and cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge our exposure to foreign currency exchange rate changes, or we may choose to maintain variable interest rate debt. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position.
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
Borrowings under certain of our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase or interest rate spreads widen, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our results of operations and cash flows would be adversely affected.
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
We may be subject to claims that our products have infringed upon the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
We cannot be certain that our products do not and will not infringe the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign, discontinue or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.
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
Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our senior notes, our common stock, or both. We cannot predict the effect that future sales of our common stock or other equity-related securities, including the exercise and sale of the warrants and common stock subject to such warrants issued to funds affiliated with Rhône Capital LLC in July 2009 in connection with our new term loan, would have on the market price of our common stock or the value of our senior notes.

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
We have established, and may continue to establish, joint ventures in various foreign territories with independent third party business partners to distribute and sell Quiksilver, Roxy, DC and other branded products in such territories. These joint ventures are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our joint venture partners do not succeed in the manner that we anticipate. If our joint venture operations, or our relationships with our joint venture partners, are not successful, our results of operations and financial condition may be adversely affected.
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
We manufacture many of our products offshore because manufacturing costs are generally less, primarily due to lower labor costs. Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices. To remain competitive, we may be forced to adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if:
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
Substantially all of our apparel products are produced by independent manufacturers. We face the risk that these third-party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs or other business interruptions or failures due to deteriorating economies. The failure of any manufacturer to perform to our expectations could result in supply shortages for certain products and harm our business.
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
As of October 31, 2009, we had no unionized employees, but certain French employees are represented by workers’ councils. As we have little control over union activities, we could face difficulties in the future should our workforce become unionized. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers’ councils.
Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs.
Some of our facilities and operations are, or have been, subject to various environmental laws and regulations which govern, among other things, the use and storage of hazardous materials, the storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, water and land, and the cleanup of contamination. Violations of these requirements could result in significant fines or penalties being imposed on us. Discovery of contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities. Any such costs or liabilities could have a material adverse effect on our business and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of October 31, 2009, our principal facilities in excess of 40,000 square feet were as follows:

		Approximate	Current Lease
Location	Principal Use	Sq. Ft.	Expiration
Huntington Beach, California	Americas/corporate headquarters	120,000	2023	*
Huntington Beach, California	Americas/corporate headquarters	100,000	2023	*
Mira Loma, California	Americas distribution center	683,000	2027	*
Vista, California	Americas/corporate headquarters	100,000	2011
St. Jean de Luz, France	European headquarters	80,000	N/A	**
St. Jean de Luz, France	European distribution center	100,000	N/A	**
Rives, France	European distribution center	206,000	2016
Torquay, Australia	Asia/Pacific headquarters	54,000	2024	*
Geelong, Australia	Asia/Pacific distribution center	81,000	2018	*
Geelong, Australia	Asia/Pacific distribution center	134,000	2039	*

*	Includes extension periods exercisable at our option.

**	These locations are owned.
As of October 31, 2009, we operated 117 retail stores in the Americas, 262 retail stores in Europe, and 139 retail stores in Asia/Pacific on leased premises. The leases for our facilities, including retail stores, required aggregate annual rentals of approximately $119.2 million in fiscal 2009. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. We believe that our corporate, distribution and retail leased facilities are suitable and adequate to meet our current needs.

Item 3.	LEGAL PROCEEDINGS
We are involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and contractual and other matters incidental to our business. We believe the resolution of any such matter currently threatened or pending will not have a material adverse effect on our financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted for a vote of our stockholders during the fourth quarter of the fiscal year ended October 31, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years, are set forth below.

	High	Low
Fiscal 2009
4th quarter ended October 31, 2009	$3.03	$1.92
3rd quarter ended July 31, 2009	3.83	1.49
2nd quarter ended April 30, 2009	2.10	0.91
1st quarter ended January 31, 2009	3.09	0.80

Fiscal 2008
4th quarter ended October 31, 2008	$8.64	$1.77
3rd quarter ended July 31, 2008	10.21	7.35
2nd quarter ended April 30, 2008	10.49	8.06
1st quarter ended January 31, 2008	12.78	7.04
We have historically reinvested our earnings in our business and have never paid a cash dividend. No change in this practice is currently being considered. Our payment of cash dividends in the future will be determined by our Board of Directors, considering conditions existing at that time, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the indenture related to our senior notes and under our other debt agreements, there are limits on the dividends and other payments that certain of our subsidiaries may pay to us and we must obtain prior consent to pay dividends to our stockholders above a pre-determined amount.
On December 31, 2009, there were 847 holders of record of our common stock and an estimated 8,708 beneficial stockholders.

Item 6.	SELECTED FINANCIAL DATA
The statement of operations and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2009 and 2008 and for each of the three years in the period ended October 31, 2009, included herein, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended October 31,
Amounts in thousands, except ratios and per share data	2009(1)(2)(6)	2008(1)(2)(6)	2007(1)(2)	2006(1)(2)	2005(2)
Statements of Operations Data
Revenues, net	$1,977,526	$2,264,636	$2,047,072	$1,722,150	$1,562,417
(Loss) income before provision for income taxes	(6,548)	98,571	151,233	122,557	142,743
(Loss) income from continuing operations	(73,215)	65,544	116,727	89,376	96,155
(Loss) income from discontinued operations	(118,827)	(291,809)	(237,846)	3,640	10,965
Net (loss) income	(192,042)	(226,265)	(121,119)	93,016	107,120
(Loss) income per share from continuing operations (3)	(0.58)	0.52	0.94	0.73	0.81
(Loss) income per share from discontinued operations (3)	(0.94)	(2.32)	(1.92)	0.03	0.09
Net (loss) income per share (3)	(1.51)	(1.80)	(0.98)	0.76	0.90
(Loss) income per share from continuing operations, assuming dilution (3)	(0.58)	0.51	0.90	0.70	0.77
(Loss) income per share from discontinued operations, assuming dilution (3)	(0.94)	(2.25)	(1.83)	0.03	0.09
Net (loss) income per share, assuming dilution (3)	(1.51)	(1.75)	(0.93)	0.73	0.86
Weighted average common shares (3)	127,042	125,975	123,770	122,074	118,920
Weighted average common shares outstanding, assuming dilution (3)	127,042	129,485	129,706	127,744	124,335

Balance Sheet Data
Total assets	$1,852,608	$2,170,265	$2,662,064	$2,447,378	$2,158,601
Working capital	561,697	631,315	631,857	598,714	458,857
Lines of credit	32,592	238,317	124,634	61,106	35,158
Long-term debt	1,006,661	822,001	732,812	598,434	536,436
Stockholders’ equity	456,595	599,966	886,613	881,127	732,882

Other Data
Adjusted EBITDA(4)	$131,532	$278,945	$260,786	$221,687	$194,331
Current ratio	2.3	1.9	1.7	1.8	1.7
Return on average stockholders’ equity(5)	(13.9)%	8.8%	13.2%	11.1%	14.6%

(1)	Fiscal 2009, 2008, 2007 and 2006 include stock compensation expense related to the adoption of ASC 718, “Stock Compensation.” See footnote (4) to the table below.

(2)	Fiscal 2009, 2008, 2007, 2006 and 2005 reflect the operations of Rossignol and Cleveland Golf, which were acquired in 2005, as discontinued operations. See note 18 of our consolidated financial statements.

(3)	Per share amounts and shares outstanding have been adjusted to reflect a two-for-one stock split effected on May 11, 2005.

(4)	Adjusted EBITDA is defined as income or loss from continuing operations before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our results of operations. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of our (loss) income from continuing operations to Adjusted EBITDA:

	Year Ended October 31,
Amounts in thousands	2009	2008	2007	2006	2005
(Loss) income from continuing operations	$(73,215)	$65,544	$116,727	$89,376	$96,155
Income taxes	66,667	33,027	34,506	33,181	46,588
Interest	63,924	45,327	46,571	41,317	16,945
Depreciation and amortization	55,004	57,231	46,852	37,851	34,643
Non-cash stock-based compensation expense	8,415	12,019	16,130	19,962	—
Non-cash asset impairments	10,737	65,797	—	—	—

Adjusted EBITDA	$131,532	$278,945	$260,786	$221,687	$194,331

(5)	Computed based on (loss) income from continuing operations divided by the average of beginning and ending stockholders’ equity.

(6)	Fiscal 2009 includes fixed asset impairments of $10.7 million and fiscal 2008 includes goodwill and fixed asset impairments of $65.8 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report, and the “Risk Factors” information, set forth in Item 1A above.
Overview
Over the past 39 years, Quiksilver has been established as a global company representing the casual, youth lifestyle associated with boardriding sports. We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offering expanded in the 1980s as we expanded our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept, which displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear. In 2005, we acquired Skis Rossignol SA, a wintersports and golf equipment company. Today our products are sold throughout the world, primarily in surf shops, skate shops, snow shops and specialty stores.
In November 2008, we completed the sale of our Rossignol business, which included the brands Rossignol, Dynastar, Look and Lange for an aggregate purchase price of approximately $50.8 million. We incurred a pre-tax loss on the sale of Rossignol of approximately $212.3 million, partially offset by a tax benefit of approximately $89.4 million, recognized primarily during the three months ended January

31, 2009. Our Rossignol business, including both wintersports equipment and related apparel, is classified as discontinued operations. The assets and related liabilities of our remaining Rossignol apparel business are classified as held for sale, and the operations are classified as discontinued in our consolidated financial statements. Also, as part of our acquisition of Rossignol in 2005, we acquired a majority interest in Roger Cleveland Golf Company, Inc. Our golf equipment operations were subsequently sold in December 2007 and are also classified as discontinued operations in our consolidated financial statements. As a result of these dispositions, the following information has been adjusted to exclude both our Rossignol and golf equipment businesses.
We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, footwear, accessories and related products. We operate in three segments, the Americas, Europe and Asia/Pacific. Our Americas segment includes revenues from the U.S., Canada and Latin America. Our European segment includes revenues primarily from Western Europe. Our Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees. Revenues by segment from continuing operations are as follows:

	Year Ended October 31,
In thousands	2009	2008	2007	2006	2005
Americas	$929,691	$1,061,370	$995,801	$831,583	$752,797
Europe	792,627	933,119	803,395	660,127	591,228
Asia/Pacific	251,596	265,067	243,064	225,128	213,277
Corporate operations	3,612	5,080	4,812	5,312	5,115

Total revenues, net	$1,977,526	$2,264,636	$2,047,072	$1,722,150	$1,562,417

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
Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Year Ended October 31,
	2009	2008	2007
Statements of Operations data
Revenues, net	100.0%	100.0%	100.0%

Gross profit	47.1	49.5	48.1
Selling, general and administrative expense	43.1	40.4	38.2
Asset impairments	0.5	2.9	0.0

Operating income	3.5	6.2	9.9
Interest expense	3.2	2.0	2.3
Foreign currency, minority interest and other expense	0.6	(0.2)	0.2

(Loss) income before provision for income taxes	(0.3)%	4.4%	7.4%

Other data
Adjusted EBITDA (1)	6.7%	12.3%	12.7%

(1)	For a definition of Adjusted EBITDA and a reconciliation of income from continuing operations to Adjusted EBITDA, see footnote (4) to the table under Item 6. Selected Financial Data.

Our financial performance has been, and may continue to be, negatively affected by unfavorable global economic conditions. Continued or further deteriorating economic conditions are likely to have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of apparel and footwear tend to decline. A general reduction in consumer discretionary spending due to the recession in the domestic and international economies or uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.
Fiscal 2009 Compared to Fiscal 2008
Revenues
Our total net revenues decreased 13% in fiscal 2009 to $1,977.5 million from $2,264.6 million in fiscal 2008. In constant currency, net revenues decreased 8% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related products for our Quiksilver, Roxy, DC and other brands, which include Hawk, Raisins, Leilani, Radio Fiji, Lib Technologies, Gnu and Bent Metal.
In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. For income statement items, constant currency is calculated by taking the average foreign currency exchange rate used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each reporting segment. As such, this methodology does not account for movements in individual currencies within an operating segment (for example, non-euro currencies within our European segment). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the years ended October 31, 2008 and 2009:

In thousands Historical currency (as reported)	Americas		Europe		Asia/Pacific		Corporate	Total
October 31, 2008	$1,061,370		$933,119		$265,067		$5,080	$2,264,636
October 31, 2009	929,691		792,627		251,596		3,612	1,977,526
Percentage decrease	(12%	)	(15%	)	(5%	)		(13%	)

Constant currency (current year exchange rates)

October 31, 2008	$1,061,370		$849,423		$231,137		$5,080	$2,147,010
October 31, 2009	929,691		792,627		251,596		3,612	1,977,526
Percentage (decrease) increase	(12%	)	(7%	)	9%			(8%	)
Revenues in the Americas decreased 12% to $929.7 million for fiscal 2009 from $1,061.4 million in the prior year, while European revenues decreased 15% to $792.6 million from $933.1 million and Asia/Pacific revenues decreased 5% to $251.6 million from $265.1 million for those same periods. In the Americas, the decrease in net revenues came primarily from the Roxy and Quiksilver brands and, to a lesser extent, our DC brand across all product lines. European net revenues decreased 7% in constant currency. The constant currency decrease in Europe was driven by a decrease in revenues from our Roxy brand and, to a lesser extent, our Quiksilver brand, partially offset by growth in our DC brand. Decreases in Roxy and Quiksilver brand revenues came primarily from our apparel and, to a lesser extent, our accessories product lines. DC brand revenue growth came primarily from our apparel and footwear product lines. Asia/Pacific’s net revenues increased 9% in constant currency. This constant currency increase in Asia/Pacific’s net revenues came across all product lines, primarily from our Roxy and Quiksilver brands and, to a lesser extent, growth in our DC brand.

Gross Profit
Our consolidated gross profit margin decreased to 47.1% in fiscal 2009 from 49.5% in the previous year. The gross profit margin in the Americas segment decreased to 37.6% from 42.0% in the prior year, our European segment gross profit margin decreased to 56.4% from 57.0%, and our Asia/Pacific segment gross profit margin increased to 53.9% from 52.9%. The decrease in the Americas segment gross profit margin was due primarily to market related price compression in both our company-owned retail stores and our wholesale business. Our European segment gross profit margin decreased primarily as a result of negative foreign currency translation effects of certain European subsidiaries that do not use euros as their functional currency, partially offset by improvements to our margin due to the foreign currency exchange effect of sourcing goods in U.S. dollars. In our Asia/Pacific segment, our gross profit margin increase was primarily due to improved margins in Japan compared to the prior year.
Selling, General and Administrative Expense
Our selling, general and administrative expense (“SG&A”) decreased 7% in fiscal 2009 to $851.7 million from $915.9 million in fiscal 2008. In the Americas segment, these expenses decreased 2% to $364.7 million in fiscal 2009 from $372.0 million in fiscal 2008, in our European segment, they decreased 10% to $341.8 million from $380.4 million, and in our Asia/Pacific segment, SG&A decreased 4% to $112.4 million from $117.2 million for those same periods. On a consolidated basis, expense reductions in SG&A were partially offset by approximately $28.8 million in charges related to restructuring activities, including severance costs. As a percentage of revenues, SG&A increased to 43.1% of revenues in fiscal 2009 compared to 40.4% in fiscal 2008. In the Americas, SG&A as a percentage of revenues increased to 39.2% compared to 35.0%. In Europe, SG&A as a percentage of revenues increased to 43.1% compared to 40.8% and in Asia/Pacific, SG&A as a percentage of revenues increased to 44.7% compared to 44.2% in the prior year. The increase in SG&A as a percentage of revenues in our Americas segment was primarily due to lower revenues. Expense reductions were partially offset by $22.9 million in charges related to restructuring activities, including severance costs, and by $3.0 million of incremental bad debt charges. The increase in SG&A as a percentage of revenues in our European segment was primarily caused by lower revenues and, to a lesser extent, the cost of operating additional retail stores and severance costs of $4.1 million. In our Asia/Pacific segment, the slight increase in SG&A as a percentage of revenues primarily related to the cost of operating additional retail stores.
Asset Impairments
Asset impairment charges totaled approximately $10.7 million in fiscal 2009 compared to approximately $65.8 million in fiscal 2008. The current year charge relates to the impairment of leasehold improvements and other assets in certain retail stores, whereas the prior year charge included $55.4 million of goodwill impairment in addition to approximately $10.4 million of impairment of leasehold improvements and other assets in certain retail stores. We analyzed the profitability of our retail stores and determined that a total of 14 stores were not generating sufficient cash flows to recover our investment, 6 of which are scheduled to close in 2010. We are evaluating the timing of the closure of the remaining 8 stores and any costs associated with future rent commitments for these stores will be charged to future earnings upon store closure. With respect to the fiscal 2008 impairment, we determined 25 stores were not generating sufficient cash flows to recover our investment. Of these 25 stores, 15 still remain open and are planned to close at lease expiration or sooner if an early termination agreement can be reached.
Non-operating Expenses
Net interest expense increased to $63.9 million in fiscal 2009 compared to $45.3 million in fiscal 2008. This increase was primarily due to our recognition of additional interest expense that was previously allocated to the discontinued operations of Rossignol in the prior year and higher interest rates during the three months ended October 31, 2009 on our newly refinanced debt in Europe and the United States, partially offset by lower interest rates on our variable rate debt in Europe and the United States during the nine months ended July 31, 2009. Including both continuing and discontinued operations for the years ended October 31, 2009 and 2008, interest expense was $64.3 million and $59.3 million, respectively. In fiscal 2008, the discontinued Rossignol business was allocated interest based on intercompany borrowings.

Our foreign currency loss amounted to $8.6 million in fiscal 2009 compared to a gain of $5.8 million in fiscal 2008. This current year loss primarily resulted from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities and the settlement of certain foreign currency exchange contracts.
Our income tax expense was $66.7 million in fiscal 2009 compared to $33.0 million in fiscal 2008. Income tax expense in fiscal 2009 was unfavorably impacted by a non-cash valuation allowance adjustment of $72.8 million recorded against our deferred tax assets in the United States.
Loss / income from continuing operations and Adjusted EBITDA
Our loss from continuing operations in fiscal 2009 was $73.2 million, or $0.58 per share on a diluted basis, compared to income from continuing operations of $65.5 million, or $0.51 per share on a diluted basis for fiscal 2008. Adjusted EBITDA decreased to $131.5 million in fiscal 2009 compared to $278.9 million in fiscal 2008.
Fiscal 2008 Compared to Fiscal 2007
Revenues
Our total net revenues increased 11% in fiscal 2008 to $2,264.6 million from $2,047.1 million in fiscal 2007 primarily as a result of changes in foreign currency exchange rates and higher unit sales. The effect of foreign currency exchange rates accounted for approximately $105.7 million of the increase in total net revenues. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related products for our Quiksilver, Roxy, DC and other brands which include Hawk, Raisins, Leilani, Radio Fiji, Lib Technologies, Gnu and Bent Metal. Revenues in the Americas increased 7% to $1,061.4 million for fiscal 2008 from $995.8 million in the prior year, while European revenues increased 16% to $933.1 million from $803.4 million and Asia/Pacific revenues increased 9% to $265.1 million from $243.1 million for those same periods. In the Americas, the increase in revenues came primarily from DC brand revenues, partially offset by small decreases in our Quiksilver and Roxy brand revenues. The increase in DC brand revenues came primarily from growth in our footwear and apparel product lines. The decrease in Quiksilver and Roxy came across all product lines except for increases in our Quiksilver footwear and Roxy apparel product lines. Approximately $89.6 million of Europe’s revenue increase was attributable to the positive effects of changes in foreign currency exchange rates. The currency adjusted increase in Europe came primarily from growth in our DC brand and, to a lesser extent, growth in our Roxy brand, partially offset by a slight decrease in our Quiksilver brand. The increase in DC brand revenues came primarily from growth in footwear and apparel product lines, while increases in Roxy came primarily from growth in the accessories and apparel product lines. Approximately $16.1 million of Asia/Pacific’s revenue increase was attributable to the positive effects of changes in foreign currency exchange rates. The currency adjusted increase in Asia/Pacific revenues came primarily from our DC and Quiksilver brands, partially offset by a decrease in our Roxy brand revenues.
Gross Profit
Our consolidated gross profit margin increased to 49.5% in fiscal 2008 from 48.1% in the previous year. The gross profit margin in the Americas segment remained constant at 42.0%, our European segment gross profit margin increased to 57.0% from 55.1%, and our Asia/Pacific segment gross profit margin increased to 52.9% from 49.5%. The Americas gross profit margin would have increased due to higher percentages of sales through company-owned retail stores, where we earn both wholesale and retail margins, and improved sourcing costs, but such improvements were wholly offset by market related price compression. Our European gross profit margin increases were primarily due to a higher percentage of our sales through company-owned stores and improved sourcing costs. In Asia/Pacific, the gross profit margin increase compared to the prior year was primarily a result of the change in mix to higher retail sales compared to the prior year.
Selling, General and Administrative Expense
Our SG&A increased 17% in fiscal 2008 to $915.9 million from $782.3 million in fiscal 2007. In the Americas segment, these expenses increased 19% to $372.0 million in fiscal 2008 from $311.8 million in fiscal 2007, in our European segment they increased 20% to $380.4 million from $316.9 million, and in our Asia/Pacific segment, SG&A increased 16% to $117.2 million from $100.9 million for those same periods. As a percentage of revenues, SG&A increased to 40.4% of revenues in fiscal 2008 compared to 38.2% in fiscal 2007. In the Americas, SG&A as a percentage of revenues increased to 35.0% compared to 31.3%. In Europe, SG&A as a percentage of revenues increased to 40.8% compared to 39.4% and in Asia/Pacific, SG&A as a percentage of revenues increased to 44.2% compared to 41.5% in the prior year. The increase in SG&A as a percentage of revenues in our Americas segment was primarily due to the cost of opening and operating additional retail stores, increased costs resulting from the consolidation of our recently acquired Brazilian subsidiary and increased marketing costs. The increase in SG&A costs as a percentage of revenues in our European segment was primarily due to the costs of opening and operating additional retail stores and increased distribution costs. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues is primarily related to the cost of opening and operating additional retail stores and, to a lesser extent, a legal settlement on a retail store lease.
Asset Impairments
Asset impairment charges totaled $65.8 million in fiscal 2008 compared to zero in fiscal 2007. Of these charges, approximately $55.4 million related to Asia/Pacific goodwill, and approximately $10.4 million related to the impairment of leasehold improvements and other assets in certain retail stores. The goodwill and other impairment charges were recorded as a result of our annual impairment test, where it was determined that the carrying values of our assets were more than their estimated fair values as of October 31, 2008. The retail store impairment included 25 stores, primarily in the U.S., which were not generating sufficient cash flows to recover our investment.
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
Our income tax rate increased to 33.5% in fiscal 2008 from 22.8% in fiscal 2007. The fiscal 2008 rate increased significantly over the fiscal 2007 rate due to the non-deductibility of the goodwill asset impairment recorded in fiscal 2008. This increase was partially offset by changes in accrual amounts for certain tax contingencies accounted for under ASC 740, “Income Taxes.”
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
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of senior notes to fund a portion of the purchase price for our acquisition of Rossignol and to refinance certain existing indebtedness, and in July 2009, we closed a $153.1 million five year senior secured term loan to provide additional liquidity to our business. As of October 31, 2009, we had a total of $1,039.3 million of indebtedness. For the fiscal year ended October 31, 2009, we recorded approximately $63.9 million of net interest expense.
We are highly leveraged; however, we believe that our cash flows from operations, together with our existing credit facilities and term loans will be adequate to fund our capital requirements for at least the next twelve months. During fiscal 2009, we closed a $153.1 million five year senior secured term loan, refinanced our existing asset-based credit facility with a new $200 million three year asset-based credit facility for our Americas segment, and we refinanced our short-term uncommitted lines of credit in Europe with a new €268 million multi-year facility. The closing of these transactions enabled us to extend a significant portion of our short-term maturities to a long-term basis. However, the applicable interest rates on these refinanced obligations, particularly the five year senior secured term loan, are higher than on the obligations they replaced.
Unrestricted cash and cash equivalents totaled $99.5 million at October 31, 2009 versus $53.0 million at October 31, 2008. Working capital amounted to $561.7 million at October 31, 2009, compared to $631.3 million at October 31, 2008, a decrease of 11%.
Operating Cash Flows
Operating activities of continuing operations provided cash of $192.4 million in fiscal 2009 compared to $179.5 million in fiscal 2008. This $12.9 million increase was primarily due to increased cash provided from working capital of $145.2 million, partially offset by the effect of our net loss and other non-cash charges, which amounted to $132.3 million.
Capital Expenditures
We have historically avoided high levels of capital expenditures for our apparel manufacturing functions by using independent contractors for a majority of our production.
Fiscal 2009 capital expenditures were $54.6 million, which was approximately $36.4 million less than the $90.9 million we spent in fiscal 2008. In fiscal 2009, we invested in company-owned retail stores, warehouse equipment and computer systems.
Capital expenditures for new company-owned retail stores are expected to be reduced in fiscal 2010. A campus facility is being constructed for our European headquarters and computer hardware and software will also be purchased to continuously improve our systems. Capital spending for these and other projects in fiscal 2010 is expected to be around $50 million. We expect to fund our capital expenditures primarily from our operating cash flows.
Acquisitions and Dispositions
We completed the sale of our Rossignol business in November 2008 for a sale price of approximately $50.8 million, comprised of $38.1 million in cash and a $12.7 million seller’s note. The note was canceled in October 2009 in connection with the completion of the final working capital adjustment. The business sold included the related brands of Rossignol, Dynastar, Look and Lange. In December 2007, we sold our golf equipment business for a transaction value of $132.5 million.
Debt Structure
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In July 2005, we issued $400 million in senior notes to fund a portion of the acquisition of Rossignol and to refinance certain existing indebtedness, and in July 2009, we closed a $153.1 million five year senior secured term loan to provide additional liquidity to our business. Our debt structure at October 31, 2009 includes short-term lines of credit and long-term loans as follows:

In thousands	U.S. Dollar	Non U.S. Dollar	Total
European short-term credit arrangements	$—	$14	$14
Asia/Pacific short-term credit arrangements	—	32,578	32,578

Short-term lines of credit	—	32,592	32,592

Americas credit facility	—	—	—
European long-term debt	—	325,685	325,685
European credit facilities	—	75,252	75,252
Rhône term loan	109,329	26,335	135,664
Senior Notes	400,000	—	400,000
Deferred purchase price obligation	—	49,144	49,144
Capital lease obligations and other borrowings	2,639	18,277	20,916

Long-term debt	511,968	494,693	1,006,661

Total	$511,968	$527,285	$1,039,253

In July 2005, we issued $400 million in senior notes, which bear a coupon interest rate of 6.875% and are due April 15, 2015. The senior notes were issued at par value and sold in accordance with Rule 144A and Regulation S. In December 2005, these senior notes were exchanged for publicly registered notes with identical terms. The senior notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries that guarantee any of our indebtedness or our subsidiaries’ indebtedness, or are obligors under our existing asset-based credit facility in the Americas segment. We may redeem some or all of the senior notes after April 15, 2010 at fixed redemption prices as set forth in the indenture.
The indenture for our senior notes includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments by our restricted subsidiaries to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If we experience a change of control (as defined in the indenture), we will be required to offer to purchase the senior notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. We currently are in compliance with the covenants of the indenture. In addition, we have approximately $7.1 million in unamortized debt issuance costs included in other assets as of October 31, 2009.
On July 31, 2009, we entered into a $153.1 million five year senior secured term loan with funds affiliated with Rhône Capital LLC. In connection with the term loan, we issued warrants to purchase approximately 25.7 million shares of our common stock, representing 19.99% of our outstanding equity at the time, with an exercise price of $1.86 per share. The warrants are fully vested and have a seven year term. The estimated fair value of these warrants at issuance was $23.6 million. This amount was recorded as a debt discount and is being amortized into interest expense over the term of the loan. In addition, we incurred approximately $15.8 million in debt issuance costs which are included in prepaid expenses (short-term) and other assets (long-term) and are being amortized into interest expense over the five year term of the loan. The term loan is primarily secured by certain of our trademarks in the Americas and a first or second priority interest in substantially all property related to our Americas business. The term loan bears an interest rate of 15% on a $125 million tranche, with 6% of that interest payable in kind or in cash, at our option. The remaining tranche is denominated in euros (€20 million) and also bears an interest rate of 15%, with the full 15% payable in kind or cash at our option. Net proceeds from the new term loan were used to reduce other borrowings and increase our cash reserves. The term loan contains customary restrictive covenants and default provisions for loans of its type. We are currently in compliance with such covenants.
On July 31, 2009, we also entered into a new $200 million three year asset-based credit facility for our Americas segment (with the option to expand the facility to $250 million on certain conditions) which replaced our existing credit facility which was to expire in April 2010. The new credit facility, which expires in July 2012, includes a $100 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 4.0% to 4.5%, depending upon availability. In connection with obtaining the credit facility, we incurred approximately $9.1 million in debt issuance costs which are included in prepaid expenses (short-term) and other assets (long-term) and are being amortized into interest expense over the term of the credit facility. As of October 31, 2009, there were no borrowings outstanding under this credit facility, other than outstanding letters of credit, which totaled $34.7 million.
The Americas credit facility is guaranteed by Quiksilver, Inc. and certain of our domestic and Canadian subsidiaries. The facility is secured by our U.S. and Canadian accounts receivable, inventory, certain intangibles, a second priority interest in substantially all other personal property and a second priority pledge of shares of certain of our domestic subsidiaries. The borrowing base is limited to certain percentages of eligible accounts receivable and inventory from our participating subsidiaries. The facility contains customary default provisions and restrictive covenants for facilities of its type. We are currently in compliance with such covenants.

On July 31, 2009, we entered into a commitment with a group of lenders in Europe to refinance our European indebtedness. This refinancing, which closed and was funded on September 29, 2009, consists of two term loans totaling approximately $251.7 million (€170 million), an $85.9 million (€58 million) credit facility and a line of credit of $59.2 million (€40 million) for issuances of letters of credit. Together, these are referred to as our “European Facilities.” The maturity of these European Facilities is July 31, 2013. The term loans have minimum principal repayments due on January 31 and July 31 of each year, with €14.0 million due for each semi-annual payment in 2010, €17.0 million due for each semi-annual payment in 2011 and €27.0 million due for each semi-annual payment in 2012 and 2013. Amounts outstanding under the European Facilities bear interest at a rate of Euribor plus a margin of between 4.25% and 4.75%. The weighted average borrowing rate on the European Facilities was 5.09% as of October 31, 2009. In connection with obtaining the European Facilities, we incurred approximately $19.3 million in debt issuance costs which are included in prepaid expenses (short-term) and other assets (long-term) and are being amortized into interest expense over the term of the European Facilities. As of October 31, 2009, there were borrowings of approximately $251.7 million outstanding on the two term loans, approximately $37.0 million outstanding on the credit facility, and approximately $26.6 million of outstanding letters of credit.
The European Facilities are guaranteed by Quiksilver, Inc. and secured by pledges of certain assets of our European subsidiaries, including certain trademarks of our European business and shares of certain European subsidiaries. The European Facilities contain customary default provisions and covenants for transactions of this type. We are currently in compliance with such covenants.
In connection with the closing of the European Facilities, we refinanced an additional European term loan of $74.0 million (€50 million) such that its maturity date aligns with the European Facilities. This term loan has principal repayments due on January 31 and July 31 of each year, with €8.9 million due in the aggregate in 2011, €12.6 million due in the aggregate in 2012 and €28.5 million due in the aggregate in 2013. This extended term loan currently bears an interest rate of 3.23%, but will change to a variable rate of Euribor plus a margin of 4.8% beginning in July 2010. This term loan has the same security as the European Facilities and it contains customary default provisions and covenants for loans of its type. We are currently in compliance with such covenants.
In August 2008, certain of our European subsidiaries entered into a $148.0 million (€100 million) secured financing facility which expires in August 2011. Under this facility, we may borrow up to €100.0 million based upon the amount of accounts receivable that are pledged to the lender to secure the debt. Outstanding borrowings under this facility accrue interest at a rate of Euribor plus a margin of 0.55% (currently 1.34%). As of October 31, 2009, we had approximately $38.2 million of borrowings outstanding under this facility. This facility contains customary default provisions and covenants for facilities of its type. We are currently in compliance with such covenants.
In Asia/Pacific, we have uncommitted revolving lines of credit with banks that provide up to approximately $45.8 million ($50.3 million Australian dollars) for cash borrowings and letters of credit. These lines of credit are generally payable on demand, although we believe the banks will continue to make these lines of credit available to us. The amount outstanding on these lines of credit at October 31, 2009 was $32.6 million, in addition to $3.4 million in outstanding letters of credit, at an average borrowing rate of 2.2%.
Our current credit facilities allow for total maximum cash borrowings and letters of credit of $357.7 million. Our total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising our borrowing base under certain credit facilities. We had approximately $107.8 million of borrowings drawn on these credit facilities as of October 31, 2009, and letters of credit issued at that time totaled $64.8 million. The amount of availability for borrowings under these facilities as of October 31, 2009 was $142.7 million, all of which was committed. Of this $142.7 million in committed capacity, $93.8 million can also be used for letters of credit. In addition to the $142.7 million of availability for borrowings, we also had $42.4 million in additional capacity for letters of credit in Europe and Asia/Pacific as of October 31, 2009.
In connection with our acquisition of Rossignol, we deferred payment of a portion of the purchase price. This deferred purchase price obligation is expected to be paid in 2010 and accrues interest equal to the 3-month Euribor plus 2.35% (currently 3.14%) and is denominated in euros. The carrying amount of the obligation fluctuates based on changes in the exchange rate between euros and U.S. dollars. We have a cash collateralized guarantee to the former owner of Rossignol of $52.7 million to secure this deferred purchase price obligation. The cash related to this guarantee is classified as restricted cash on our balance sheet as of October 31, 2009. As of October 31, 2009, the deferred purchase price obligation totaled $49.1 million.
We also had approximately $20.9 million in capital leases and other borrowings as of October 31, 2009.
Our financing activities from continuing operations used cash of $104.9 million in fiscal 2009, and provided cash of $191.8 million and $176.6 million in fiscal 2008 and 2007, respectively. In fiscal 2009 we used the proceeds from the sale of Rossignol to pay down debt, while in fiscal 2008 and 2007, our debt increased to fund the operations of Rossignol and the business acquisitions and capital expenditures discussed above.
Contractual Obligations and Commitments
We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2028, excluding renewals at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. We also have long-term debt related to business acquisitions. Our deferred purchase price obligation related to the Rossignol acquisition totals $49.1 million and is included in the current portion of long-term debt as of October 31, 2009. Our significant contractual obligations and commitments are summarized in the following table:

	Payments Due by Period
		Two to	Four to	After
	One	Three	Five	Five
In thousands	Year	Years	Years	Years	Total
Operating lease obligations	$107,900	$184,455	$135,007	$144,669	$572,031
Long-term debt obligations(1)	95,231	207,080	304,350	400,000	1,006,661
Professional athlete sponsorships(2)	18,649	19,049	7,132	500	45,330
Certain other obligations(3)	64,753	—	—	—	64,753

	$286,533	$410,584	$446,489	$545,169	$1,688,775

(1)	Excludes required interest payments. See note 7 of our consolidated financial statements for interest terms.

(2)	We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, bmx and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $61.9 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations. Under our current sponsorship agreement with Kelly Slater, in addition to the cash payment obligations included in the above table, we have agreed to propose to our shareholders a grant to Mr. Slater of 3 million shares of restricted stock. This restricted stock grant is subject to shareholder approval and would vest over a four year period. Should the grant not be approved by our shareholders, we may be required to compensate Mr. Slater with additional cash payments, which are not included in the table above.

(3)	Certain other obligations include approximately $64.8 million of contractual letters of credit with maturity dates of less than one year. We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. In addition, in certain circumstances we are required to acquire additional equity interests from our minority interest partners in Brazil and Mexico. These purchase requirements are generally based on revenue targets in U.S. dollars which can be significantly impacted by currency fluctuations. The purchase price applicable to these obligations is typically based on formulas that will be used to value the subsidiaries’ operations at the time of purchase. We do not expect any payments related to these commitments in fiscal 2010 and these potential purchase amounts generally cannot be determined beyond one year and are not included in this line item. We have approximately $54.4 million of tax contingencies related to ASC 740, “Income Taxes,” as disclosed in note 12 of our consolidated financial statements. Based on the uncertainly of the timing of these contingencies, these amounts have not been included in this line item.

Off Balance Sheet Arrangements
Other than certain obligations and commitments described in the table above, we did not have any material off balance sheet arrangements as of October 31, 2009.
Trade Accounts Receivable and Inventories
Our trade accounts receivable were $430.9 million at October 31, 2009, compared to $470.1 million the year before, a decrease of 8%. Receivables in the Americas decreased 22%, while European receivables increased 6% and Asia/Pacific receivables increased 11%. In constant currency, consolidated trade accounts receivable decreased 16%. European receivables in constant currency decreased 6% and Asia/Pacific receivables in constant currency decreased 17%. Included in trade accounts receivable are approximately $24.9 million of Value Added Tax and Goods and Services Tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be subtracted from accounts receivable to more accurately compute days sales outstanding. Overall days sales outstanding increased by approximately 2 days at October 31, 2009 compared to October 31, 2008.
Consolidated inventories totaled $267.7 million as of October 31, 2009, compared to $312.1 million the year before, a decrease of 14%. Inventories in the Americas decreased 32%, while European inventories decreased 7% and Asia/Pacific inventories increased 32%. In constant currency, consolidated inventories decreased 22%. European inventories in constant currency decreased 18% and Asia/Pacific inventories in constant currency decreased 2%. Consolidated average inventory turnover increased to 3.6 times per year at October 31, 2009 compared to 3.5 times per year at October 31, 2008.
Inflation
Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on our sales and profits.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standard Codification (“ASC”) Subtopic 105 “Generally Accepted Accounting Principles,” which establishes the Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the codification. This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We updated our historical U.S. GAAP references to comply with the codification at the beginning of our fiscal quarter ended October 31, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued authoritative guidance included in ASC Subtopic 820 “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted this guidance at the beginning of our fiscal year ended October 31, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows. See note 15 for certain required disclosures related to this guidance.
In February 2007, the FASB issued authoritative guidance included in ASC Subtopic 825 “Financial Instruments,” which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted this guidance at the beginning of our fiscal year ended October 31, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows, since we did not elect the fair value option for any assets or liabilities.
In December 2007, the FASB issued authoritative guidance included in ASC Subtopic 805 “Business Combinations,” which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities to be recorded as a component of purchase accounting. In April 2009, the FASB issued additional guidance that requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, only if fair value can be reasonably estimated and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We will adopt this guidance at the beginning of our fiscal year ending October 31, 2010 for all prospective business acquisitions. We have not determined the effect that the adoption of this guidance will have on our consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal 2010, except for certain tax treatment of previous acquisitions.
In December 2007, the FASB issued authoritative guidance included in ASC Subtopic 810 “Consolidation,” which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt this guidance at the beginning of our fiscal year ending October 31, 2010. In the year of adoption, presentation and disclosure requirements apply retrospectively to all periods presented. The adoption of this guidance is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued authoritative guidance included in ASC Subtopic 815 “Derivatives and Hedging,” which requires enhanced disclosures to enable investors to better understand how and why derivatives are used and their effects on an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance at the beginning of our fiscal quarter ended April 30, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows. See note 15 for certain required disclosures related to this guidance.
In April 2009, the FASB issued authoritative guidance included in ASC Subtopic 825 “Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance is effective for interim periods ending after June 15, 2009 and we adopted this guidance during the three months ended July 31, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows. See note 15 for certain required disclosures related to this guidance.
In May 2009, the FASB issued authoritative guidance included in ASC Subtopic 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, this guidance provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. We adopted this guidance as of July 31, 2009. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows. See note 1 for certain required disclosures related to this standard.

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
Revenue Recognition
Revenues are recognized when the risk of ownership and title passes to our customers. Generally, we extend credit to our customers and do not require collateral. None of our sales agreements with any of our customers provide for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brands and our image. We provide allowances for estimated returns when revenues are recorded, and related losses have historically been within our expectations. If returns are higher than our estimates, our results of operations would be adversely affected.
Accounts Receivable
It is not uncommon for some of our customers to have financial difficulties from time to time. This is normal given the wide variety of our account base, which includes small surf shops, medium-sized retail chains, and some large department store chains. Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collection issues that have been identified. Historically, our losses have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our customers could have an adverse impact on our results of operations.
Inventories
We value inventories at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. We regularly review our inventory quantities on hand, and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:
•	weakening economic conditions;

•	terrorist acts or threats;

•	unanticipated changes in consumer preferences;

•	reduced customer confidence; and

•	unseasonable weather.
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
Goodwill
We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is computed based on estimated future cash flows discounted at a rate that approximates our cost of capital. Such estimates are subject to change, and we may be required to recognize impairment losses in the future.

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
On November 1, 2007, we adopted the authoritative guidance included in ASC Subtopic 740 “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of this guidance can create significant variability in our tax rate from period to period based upon changes in or adjustments to our uncertain tax positions.
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
Foreign Currency Translation
A significant portion of our revenues are generated in Europe, where we operate with the euro as our functional currency, and a smaller portion of our revenues are generated in Asia/Pacific, where we operate with the Australian dollar and Japanese yen as our functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and substantial portions of our European and Asia/Pacific product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign currency exchange rates. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss.
As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into various foreign currency exchange contracts generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivatives in other comprehensive income or loss.
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

Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A loss of $0.7 million was recognized related to these types of contracts during the year ended October 31, 2009. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2009, we were hedging forecasted transactions expected to occur through October 2011. Assuming exchange rates at October 31, 2009 remain constant, $16.6 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 24 months.
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
In fiscal 2009, the U.S. dollar strengthened compared to the euro and the Australian dollar. As a result, our European revenues decreased 7% in euros compared to a decrease of 15% in U.S. dollars. Asia/Pacific revenues increased 9% in Australian dollars compared to a decrease of 5% in U.S. dollars.
Interest Rates
Most of our lines of credit and long-term debt bear interest based on LIBOR or EURIBOR plus a credit spread. Effective interest rates, therefore, will move up or down depending on market conditions. The credit spreads are subject to change based on financial performance and market conditions upon refinancing. Interest expense also includes financing fees and related costs and can be affected by foreign currency movement upon translating non-U.S. dollar denominated interest into dollars for reporting purposes. The approximate amount of our remaining variable rate debt was $429.6 million at October 31, 2009, and the average effective interest rate at that time was 4.1%. If interest rates or credit spreads were to increase by 10% (i.e. — to approximately 4.5%), our income before tax would be reduced by approximately $1.8 million based on these fiscal 2009 levels.

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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2009.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended October 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Quiksilver, Inc.
Huntington Beach, California
We have audited the internal control over financial reporting of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2009 of the Company and our report dated January 12, 2010, which report expressed an unqualified opinion and includes an explanatory paragraph relating to the adoption of Accounting Standards Codification 740, “Accounting for Uncertainty in Income Taxes” in 2008.
/s/ Deloitte & Touche LLP
Costa Mesa, California
January 12, 2010

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by this item will be included under the headings “Election of Directors,” “Executive Compensation and Other Information,” and “Corporate Governance” in our proxy statement for the 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2009.
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
The information required to be included by this item will be included under the heading “Executive Compensation and Other Information” in our proxy statement for the 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included by this item will be included under the heading “Ownership of Securities” in our proxy statement for the 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by this item will be included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our proxy statement for the 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be included by this item will be included under the heading “Independent Registered Public Accounting Firm” in our proxy statement for the 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 41.

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

QUIKSILVER, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited consolidated financial statements of Quiksilver, Inc. as of October 31, 2009 and 2008 and for each of the three years in the period ended October 31, 2009

Report of Independent Registered Public Accounting Firm	42

Consolidated Statements of Operations Years Ended October 31, 2009, 2008 and 2007	43

Consolidated Statements of Comprehensive Loss Years Ended October 31, 2009, 2008 and 2007	43

Consolidated Balance Sheets October 31, 2009 and 2008	44

Consolidated Statements of Stockholders’ Equity Years Ended October 31, 2009, 2008 and 2007	45

Consolidated Statements of Cash Flows Years Ended October 31, 2009, 2008 and 2007	46

Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Quiksilver, Inc.:
We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties during the year ended October 31, 2008 as a result of adopting Accounting Standards Codification 740, “Accounting for Uncertainty in Income Taxes.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Costa Mesa, California
January 12, 2010

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended October 31, 2009, 2008 and 2007

In thousands, except per share amounts	2009	2008	2007
Revenues, net	$1,977,526	$2,264,636	$2,047,072
Cost of goods sold	1,046,495	1,144,050	1,062,027

Gross profit	931,031	1,120,586	985,045

Selling, general and administrative expense	851,746	915,933	782,263
Asset impairments	10,737	65,797	—

Operating income	68,548	138,856	202,782

Interest expense, net	63,924	45,327	46,571
Foreign currency loss (gain)	8,633	(5,761)	4,857
Minority interest and other expense	2,539	719	121

(Loss) income before provision for income taxes	(6,548)	98,571	151,233

Provision for income taxes	66,667	33,027	34,506

(Loss) income from continuing operations	(73,215)	65,544	116,727
Loss from discontinued operations	(118,827)	(291,809)	(237,846)

Net loss	$(192,042)	$(226,265)	$(121,119)

(Loss) income per share from continuing operations	$(0.58)	$0.52	$0.94
Loss per share from discontinued operations	(0.94)	(2.32)	(1.92)

Net loss per share	$(1.51)	$(1.80)	$(0.98)

(Loss) income per share from continuing operations, assuming dilution	$(0.58)	$0.51	$0.90
Loss per share from discontinued operations, assuming dilution	(0.94)	(2.25)	(1.83)

Net loss per share, assuming dilution	$(1.51)	$(1.75)	$(0.93)

Weighted average common shares outstanding	127,042	125,975	123,770

Weighted average common shares outstanding, assuming dilution	127,042	129,485	129,706

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended October 31, 2009, 2008 and 2007

In thousands	2009	2008	2007
Net loss	$(192,042)	$(226,265)	$(121,119)
Other comprehensive income (loss):
Foreign currency translation adjustment	99,798	(111,920)	116,882
Reclassification adjustment for foreign currency translation included in current period loss from discontinued operations	(47,850)	—	—
Net (loss) gain on derivative instruments, net of tax (benefit) provision of $(19,965) (2009), $26,322 (2008) and $(10,368) (2007) (2002)	(37,062)	44,313	(21,859)

Comprehensive loss	$(177,156)	$(293,872)	$(26,096)

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2009 and 2008

In thousands, except share amounts	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$99,516	$53,042
Restricted cash	52,706	—
Trade accounts receivable, net	430,884	470,059
Other receivables	25,615	70,376
Income taxes receivable	—	10,738
Inventories	267,730	312,138
Deferred income taxes	76,638	12,220
Prepaid expenses and other current assets	37,333	25,869
Current assets held for sale	1,777	411,442

Total current assets	992,199	1,365,884

Restricted cash	—	46,475
Fixed assets, net	239,333	235,528
Intangible assets, net	142,954	144,434
Goodwill	333,758	299,350
Other assets	75,353	39,594
Deferred income taxes long-term	69,011	39,000

Total assets	$1,852,608	$2,170,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$32,592	$238,317
Accounts payable	162,373	235,729
Accrued liabilities	116,274	93,548
Current portion of long-term debt	95,231	31,904
Income taxes payable	23,574	—
Liabilities related to assets held for sale	458	135,071

Total current liabilities	430,502	734,569

Long-term debt, net of current portion	911,430	790,097
Other long-term liabilities	54,081	39,607
Non-current liabilities related to assets held for sale	—	6,026

Total liabilities	1,396,013	1,570,299

Commitments and contingencies — Note 9

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 185,000,000; issued shares - 131,484,363 (2009) and 130,622,566 (2008)	1,315	1,306
Additional paid-in capital	368,285	334,509
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
(Accumulated deficit) retained earnings	(1,623)	190,419
Accumulated other comprehensive income	95,396	80,510

Total stockholders’ equity	456,595	599,966

Total liabilities and stockholders’ equity	$1,852,608	$2,170,265

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended October 31, 2009, 2008 and 2007

					Retained	Accumulated
			Additional		Earnings	Other	Total
In thousands,except	Common Stock		Paid-in	Treasury	(Accumulated	Comprehensive	Stockholders’
share amounts	Shares	Amounts	Capital	Stock	Deficit)	Income (Loss)	Equity
Balance, October 31, 2006	126,401,836	$1,264	$274,488	$(6,778)	$559,059	$53,094	$881,127
Exercise of stock options	1,804,515	18	10,351	—	—	—	10,369
Tax benefit from exercise of stock options	—	—	2,896	—	—	—	2,896
Stock compensation expense	—	—	17,210	—	—	—	17,210
Restricted stock	42,000	—	—	—	—	—	—
Employee stock purchase plan	92,187	1	1,106	—	—	—	1,107
Net income and other comprehensive income	—	—	—	—	(121,119)	95,023	(26,096)

Balance, October 31, 2007	128,340,538	1,283	306,051	(6,778)	437,940	148,117	886,613
Exercise of stock options	1,828,338	18	6,719	—	—	—	6,737
Tax benefit from exercise of stock options	—	—	2,994	—	—	—	2,994
Stock compensation expense	—	—	13,002	—	—	—	13,002
Restricted stock	(103,668)	(1)	1	—	—	—	—
Employee stock purchase plan	257,178	3	1,867	—	—	—	1,870
Business acquisitions	300,180	3	3,875	—	—	—	3,878
Adjustment due to adoption of uncertain tax position guidance	—	—	—	—	(21,256)	—	(21,256)
Net loss and other comprehensive loss	—	—	—	—	(226,265)	(67,607)	(293,872)

Balance, October 31, 2008	130,622,566	1,306	334,509	(6,778)	190,419	80,510	599,966
Tax benefit from exercise of stock options	—	—	439	—	—	—	439
Stock compensation expense	—	—	8,884	—	—	—	8,884
Restricted stock	310,999	3	(3)	—	—	—	—
Employee stock purchase plan	550,798	6	855	—	—	—	861
Stock warrants issued	—	—	23,601	—	—	—	23,601
Net loss and other comprehensive loss	—	—	—	—	(192,042)	14,886	(177,156)

Balance, October 31, 2009	131,484,363	$1,315	$368,285	$(6,778)	$(1,623)	$95,396	$456,595

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2009, 2008 and 2007

In thousands	2009	2008	2007
Cash flows from operating activities:
Net loss	$(192,042)	$(226,265)	$(121,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	118,827	291,809	237,846
Depreciation and amortization	55,004	57,231	46,852
Stock-based compensation and tax benefit on option exercises	8,415	9,588	13,234
Provision for doubtful accounts	16,235	15,948	7,790
Loss on disposal of fixed assets	4,194	350	2,479
Foreign currency (gain) loss	(103)	(2,618)	1,266
Asset impairments	10,737	65,797	—
Non-cash interest	3,441	—	—
Equity in earnings and minority interest	2,924	1,811	(210)
Deferred income taxes	43,234	(10,445)	(15,412)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	60,783	(16,179)	(57,217)
Other receivables	14,914	(7,446)	(13,030)
Inventories	78,039	(32,786)	(19,563)
Prepaid expenses and other current assets	(157)	(1,333)	988
Other assets	5,422	(1,776)	(3,426)
Accounts payable	(79,026)	36,961	21,650
Accrued liabilities and other long-term liabilities	5,421	(14,871)	43,064
Income taxes payable	36,091	13,688	36,657

Cash provided by operating activities of continuing operations	192,353	179,464	181,849
Cash provided by (used in) operating activities of discontinued operations	13,815	(107,302)	(57,597)

Net cash provided by operating activities	206,168	72,162	124,252
Cash flows from investing activities:
Capital expenditures	(54,564)	(90,948)	(78,276)
Business acquisitions, net of acquired cash	—	(31,127)	(41,257)
Changes in restricted cash	—	(46,475)	—

Cash used in investing activities of continuing operations	(54,564)	(168,550)	(119,533)
Cash provided by (used in) investing activities of discontinued operations	21,848	103,811	(40,957)

Net cash used in investing activities	(32,716)	(64,739)	(160,490)
Cash flows from financing activities:
Borrowings on lines of credit	10,346	185,777	71,846
Payments on lines of credit	(237,025)	(47,161)	(17,247)
Borrowings on long-term debt	895,268	240,389	209,311
Payments on long-term debt	(726,852)	(198,793)	(101,611)
Payments of debt issuance costs	(47,478)	—	—
Stock option exercises, employee stock purchases and tax benefit on option exercises	862	11,602	14,253

Cash (used in) provided by financing activities of continuing operations	(104,879)	191,814	176,552
Cash used in financing activities of discontinued operations	(11,136)	(224,794)	(96,735)

Net cash (used in) provided by financing activities	(116,015)	(32,980)	79,817
Effect of exchange rate changes on cash	(10,963)	4,251	(6,065)

Net increase (decrease) in cash and cash equivalents	46,474	(21,306)	37,514
Cash and cash equivalents, beginning of year	53,042	74,348	36,834

Cash and cash equivalents, end of year	$99,516	$53,042	$74,348

Supplementary cash flow information:
Cash paid (received) during the year for:
Interest	$58,094	$70,023	$62,894

Income taxes	$(5,794)	$31,049	$17,454

Non-cash investing and financing activities:
Deferred purchase price obligation	$—	$—	$26,356

Common stock issued for business acquisitions	$—	$3,878	$—

Transfer of Rossignol debt to continuing operations	$—	$78,322	$—

Stock warrants issued	$23,601	$—	$—

See notes to consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009, 2008 and 2007
Note 1 — Significant Accounting Policies
Company Business
Quiksilver, Inc. and its subsidiaries (the “Company”) design, produce and distribute branded apparel, footwear, accessories and related products. The Company’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its boardriding culture and heritage. The Company’s Quiksilver, Roxy, DC and Hawk brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding, and its beach and water oriented swimwear brands include Raisins, Radio Fiji and Leilani. The Company makes snowboarding equipment under its DC, Roxy, Lib Technologies, Gnu and Bent Metal labels. The Company’s products are sold in over 90 countries in a wide range of distribution channels, including surf shops, skateboard shops, snowboard shops, its proprietary concept stores, other specialty stores and select department stores. Distribution is primarily in the United States, Europe and Australia.
In November 2008, the Company sold its Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange, and in December 2007, the Company sold its golf equipment business. As a result, the Company has classified its Rossignol wintersports and golf equipment businesses as discontinued operations for all periods presented.
The Company is highly leveraged; however, management believes that its cash flow from operations, together with its existing credit facilities and term loans will be adequate to fund the Company’s capital requirements for at least the next twelve months. During fiscal 2009, the Company closed a $153.1 million five year senior secured term loan, refinanced its existing asset-based credit facility with a new $200 million three year asset-based credit facility for its Americas segment, and refinanced its short-term uncommitted lines of credit in Europe with a new €268 million multi-year facility. The closing of these transactions enabled the Company to extend a significant portion of its short-term maturities to a long-term basis. The Company also believes that its short-term uncommitted lines of credit in Asia/Pacific will continue to be made available. If these lines of credit are not made available, then the Company could be adversely affected.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including Pilot, SAS and subsidiaries (“Quiksilver Europe”) and Quiksilver Australia Pty Ltd. and subsidiaries (“Quiksilver Asia/Pacific” and “Quiksilver International”). Intercompany accounts and transactions have been eliminated in consolidation.
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
Long-Lived Assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment.” In accordance with ASC 360, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company recorded approximately $10.7 million, $10.4 million and zero in fixed asset impairments in continuing operations as of October 31, 2009, 2008 and 2007, respectively.
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other.” Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by ASC 350 which includes assumptions such as growth and discount rates. The Company determined that there was no impairment loss in continuing operations as of October 31, 2009, recorded approximately $55.4 million in goodwill impairment in continuing operations as of October 31, 2008, and had previously determined that there was no impairment loss in continuing operations as of October 31, 2007.
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
Revenues in the Consolidated Statements of Operations include the following:

	Year Ended October 31,
In thousands	2009	2008	2007
Product shipments, net	$1,961,389	$2,254,245	$2,040,289
Royalty income	16,137	10,391	6,783

	$1,977,526	$2,264,636	$2,047,072

Promotion and Advertising
The Company’s promotion and advertising efforts include athlete sponsorships, world-class boardriding contests, websites, magazine advertisements, retail signage, television programs, co-branded products, surf camps, skate park tours and other events. For the fiscal years ended October 31, 2009, 2008 and 2007, these expenses totaled $101.8 million, $122.1 million and $102.9 million, respectively. Advertising costs are expensed when incurred.
Income Taxes
The Company accounts for income taxes using the asset and liability approach as promulgated by the authoritative guidance included in ASC Subtopic 740 “Income Taxes.” Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized.
On November 1, 2007, the Company adopted the authoritative guidance included in ASC Subtopic 740 “Income Taxes.” This guidance clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.
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
Net (Loss) Income per Share
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method. For the year ended October 31, 2009, the weighted average common shares outstanding, assuming dilution, does not include 1,048,000 of dilutive stock options and shares of restricted stock as the effect is anti-dilutive. For the years ended October 31, 2008 and 2007, the weighted average common shares outstanding, assuming dilution, includes 3,510,000 and 5,936,000 shares, respectively, of dilutive stock options and restricted stock. For the years ended October 31, 2009, 2008 and 2007, additional option shares outstanding of 14,861,000, 12,392,000 and 11,375,000, respectively, and warrant shares outstanding of 25,654,000, zero and zero, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive.
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
Comprehensive Loss
Comprehensive loss or income includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Loss include its net loss and the foreign currency adjustments that arise from the translation of the financial statements of Quiksilver Europe, Quiksilver Asia/Pacific and the foreign entities within the Americas segment into U.S. dollars and fair value gains and losses on certain derivative instruments.

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
Subsequent Events
The Company evaluated all subsequent events through the time that it filed its consolidated financial statements in this Form 10-K with the Securities and Exchange Commission on January 12, 2010.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) Subtopic 105 “Generally Accepted Accounting Principles,” which establishes the Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the codification. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company updated its historical U.S. GAAP references to comply with the codification effective at the beginning of its fiscal quarter ending October 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, since the codification is not intended to change U.S. GAAP.
In September 2006, the FASB issued authoritative guidance included in ASC Subtopic 820 “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this guidance at the beginning of its fiscal year ending October 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 15 for certain required disclosures related to this guidance.
In February 2007, the FASB issued authoritative guidance included in ASC Subtopic 825 “Financial Instruments,” which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this guidance at the beginning of its fiscal year ending October 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, since the Company did not elect the fair value option for any assets or liabilities.
In December 2007, the FASB issued authoritative guidance included in ASC Subtopic 805 “Business Combinations,” which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities to be recorded as a component of purchase accounting. In April 2009, the FASB issued additional guidance that requires assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, only if fair value can be reasonably estimated and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company will adopt this guidance at the beginning of its fiscal year ending October 31, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of this guidance will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal 2010, except for certain tax treatment of previous acquisitions.
In December 2007, the FASB issued authoritative guidance included in ASC Subtopic 810 “Consolidation,” which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this guidance at the beginning of its fiscal year ending October 31, 2010. In the year of adoption, presentation and disclosure requirements apply retrospectively to all periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued authoritative guidance included in ASC Subtopic 815 “Derivatives and Hedging,” which requires enhanced disclosures to enable investors to better understand how and why derivatives are used and their effects on an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance at the beginning of its fiscal quarter ending April 30, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 15 for certain required disclosures related to this guidance.
In April 2009, the FASB issued authoritative guidance included in ASC Subtopic 825 “Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance is effective for interim periods ending after June 15, 2009 and the Company adopted this guidance during the three months ending July 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 15 for certain required disclosures related to this guidance.
In May 2009, the FASB issued authoritative guidance included in ASC Subtopic 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, this guidance provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted this guidance as of July 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See section above, entitled “Subsequent Events,” for certain required disclosures related to this guidance.
Note 2 — Business Acquisitions
The Company did not engage in any business acquisitions, nor pay cash related to any prior business acquisitions, during the year ended October 31, 2009. For the years ended October 31, 2008 and 2007, the Company paid cash of approximately $31.1 million and $41.3 million respectively, in connection with certain business acquisitions, of which $19.2 million and $20.2 million for those same years relates to payments to the former owners of DC Shoes, Inc. in connection with the achievement of certain sales and earnings targets. The remaining $11.9 million and $21.1 million for the years ended October 31, 2008 and 2007 relate primarily to insignificant acquisitions of certain distributors, licensees and retail store locations.

Effective June 1, 2008, the Company acquired an additional 29% of Quiksilver Brazil for an aggregate purchase price of approximately $7.7 million, which included 300,180 shares of its common stock and approximately $3.9 million in cash. As a result of this transaction, the Company increased its ownership in Quiksilver Brazil to 51%.
Note 3 — Allowance for Doubtful Accounts
The allowance for doubtful accounts, which includes bad debts and returns and allowances, consists of the following:

	Year Ended October 31,
In thousands	2009	2008	2007
Balance, beginning of year	$31,331	$21,100	$15,758
Provision for doubtful accounts	16,235	15,948	7,790
Deductions	(355)	(5,717)	(2,448)

Balance, end of year	$47,211	$31,331	$21,100

The provision for doubtful accounts represents charges to selling, general and administrative expense for estimated bad debts, whereas the provision for returns and allowances is reported as a reduction of revenues.
Note 4 — Inventories
Inventories consist of the following:

	October 31,
In thousands	2009	2008
Raw materials	$6,904	$9,156
Work in process	5,230	7,743
Finished goods	255,596	295,239

	$267,730	$312,138

Note 5 — Fixed Assets
Fixed assets consist of the following:

	October 31,
In thousands	2009	2008
Furniture and other equipment	$199,380	$178,200
Computer equipment	101,505	103,472
Leasehold improvements	137,966	134,320
Land use rights	42,671	38,508
Land and buildings	6,368	4,600

	487,890	459,100

Accumulated depreciation and amortization	(248,557)	(223,572)

	$239,333	$235,528

During the three months ended October 31, 2009 and 2008, the Company recorded approximately $10.7 million and $10.4 million, respectively, in fixed asset impairments in continuing operations, primarily related to impairment of leasehold improvements on certain underperforming U.S. retail stores. These stores were not generating positive cash flows and are not expected to become profitable in the future. As a result, the Company is working to close these stores as soon as possible. Any charges associated with future rent commitments will be charged to future earnings upon store closure.

Note 6 — Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	October 31,
	2009			2008
	Gross	Amorti-	Net Book	Gross	Amorti-	Net Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$19,472	$(6,745)	$12,727	$18,976	$(5,559)	$13,417
Amortizable licenses	12,237	(8,464)	3,773	9,103	(5,386)	3,717
Other amortizable intangibles	8,318	(4,695)	3,623	8,103	(3,942)	4,161
Non-amortizable trademarks	122,831	—	122,831	123,139	—	123,139

	$162,858	$(19,904)	$142,954	$159,321	$(14,887)	$144,434

As of October 31, 2008 and in connection with its annual goodwill impairment test, the Company remeasured the value of its intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and noted that the carrying value of assets of its Asia/Pacific segment were in excess of their estimated fair value. As a result, the Company recorded related goodwill impairment charges of approximately $55.4 million during the three months ended October 31, 2008. The fair value of assets was estimated using a combination of a discounted cash flow and market approach. The value implied by the test was affected by (1) reduced future cash flows expected for the Asia/Pacific segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The discount rates applied and current estimates of market values were affected by macro-economic conditions, contributing to the estimated decline in value. Goodwill in the Asia/Pacific segment arose primarily from the acquisition of the Company’s Australian and Japanese distributors in fiscal 2003, including subsequent earnout payments to the former owners of these businesses, and the acquisition of certain Australian retail store locations in fiscal 2005. For the years ended October 31, 2009 and 2007, there were no impairment charges resulting from the Company’s annual impairment test.
The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. These amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Certain trademarks and licenses will continue to be amortized using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the fiscal years ended October 31, 2009, 2008 and 2007 was $3.2 million, $2.9 million and $2.6 million, respectively. Annual amortization expense, based on the Company’s amortizable intangible assets as of October 31, 2009, is estimated to be approximately $3.2 million in the fiscal year ending October 31, 2010, approximately $3.0 million in each of the fiscal years ending October 31, 2011 through October 31, 2013 and approximately $2.0 million in the fiscal year ending October 31, 2014.
Goodwill arose primarily from the acquisitions of Quiksilver Europe, Quiksilver Asia/Pacific and DC Shoes, Inc. Goodwill increased approximately $34.4 million during the fiscal year ended October 31, 2009, which was due to the effect of changes in foreign currency exchange rates. Goodwill decreased $99.5 million during the fiscal year ended October 31, 2008, which included a $55.4 million goodwill impairment in the Asia/Pacific segment. The remaining decrease was primarily due to $49.4 million related to the effect of changes in foreign currency exchange rates, which was partially offset by an increase to goodwill of approximately $5.3 million related to other insignificant acquisitions.

Note 7 — Lines of Credit and Long-term Debt
A summary of lines of credit and long-term debt is as follows:

	October 31,
In thousands	2009	2008
European short-term credit arrangements	$14	$187,309
Asia/Pacific short-term lines of credit	32,578	51,008
Americas Credit Facility	—	142,500
Americas long-term debt	109,329	—
European long-term debt	389,029	172,907
European Credit Facility	38,243	47,218
Senior Notes	400,000	400,000
Deferred purchase price obligation	49,144	41,922
Capital lease obligations and other borrowings	20,916	17,454

	$1,039,253	$1,060,318

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
The Senior Notes indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If the Company experiences a change of control (as defined in the indenture), it will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. The Company is currently in compliance with these covenants. In addition, the Company has approximately $7.1 million in unamortized debt issuance costs related to the Senior Notes included in other assets as of October 31, 2009.
On July 31, 2009, the Company entered into a $153.1 million five year senior secured term loan with funds affiliated with Rhône Capital LLC. In connection with the term loan, the Company issued warrants to purchase approximately 25.7 million shares of its common stock, representing 19.99% of the outstanding equity of the Company at the time, with an exercise price of $1.86 per share. The warrants are fully vested and have a seven year term. The estimated fair value of these warrants at issuance was $23.6 million. This amount was recorded as a debt discount and will be amortized into interest expense over the term of the loan. In addition to this, the Company incurred approximately $15.8 million in debt issuance costs which are classified in prepaid expenses (short-term) and other assets (long-term) and are being amortized into interest expense over the five year term of the loan. The term loan is primarily secured by certain of the Company’s trademarks in the Americas and a first or second priority interest in substantially all property related to the Company’s Americas business. The term loan bears an interest rate of 15% on a $125 million tranche, with 6% of that interest payable in kind or in cash, at the Company’s option. The remaining tranche is denominated in euros (€20 million) and also bears an interest rate of 15%, with the full 15% payable in kind or cash at the Company’s option. The gross outstanding balance of the term loan at October 31, 2009 was $158.7 million, while the balance net of the debt discount and included on the balance sheet was $135.7 million. Net proceeds from the new term loan were used to reduce other borrowings and increase cash reserves. The term loan contains customary restrictive covenants and default provisions for loans of its type. The Company is currently in compliance with such covenants.

On July 31, 2009, the Company also entered into a new $200 million three year asset-based credit facility for its Americas segment (with the option to expand the facility to $250.0 million on certain conditions) which replaced its existing credit facility which was to expire in April 2010 (“Credit Facility”). The new Credit Facility, which expires in July 2012, includes a $100 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 4.0% to 4.5%, depending upon availability. In connection with obtaining the Credit Facility, the Company incurred approximately $9.1 million in debt issuance costs which are classified in prepaid expenses (short-term) and other assets (long-term) and are being amortized into interest expense over the term of the Credit Facility. As of October 31, 2009, there were no borrowings outstanding under the Credit Facility, other than outstanding letters of credit, which totaled $34.7 million.
The Credit Facility is guaranteed by Quiksilver, Inc. and certain of its domestic and Canadian subsidiaries. The Credit Facility is secured by the Company’s U.S. and Canadian accounts receivable, inventory, certain intangibles, a second priority interest in substantially all other personal property and a second priority pledge of shares of certain of the Company’s domestic subsidiaries. The borrowing base is limited to certain percentages of eligible accounts receivable and inventory from participating subsidiaries. The Credit Facility contains customary default provisions and restrictive covenants for facilities of its type. The Company is currently in compliance with such covenants.
On July 31, 2009, the Company and certain of its European subsidiaries entered into a commitment with a group of lenders in Europe to refinance its European indebtedness. This refinancing, which closed and was funded on September 29, 2009, consists of two term loans totaling approximately $251.7 million (€170 million), an $85.9 million (€58 million) credit facility and a line of credit of $59.2 million (€40 million) for issuances of letters of credit. Together, these are referred to as the “European Facilities.” The maturity of these European Facilities is July 31, 2013. The term loans have minimum principal repayments due on January 31 and July 31 of each year, with €14.0 million due for each semi-annual payment in 2010, €17.0 million due for each semi-annual payment in 2011 and €27.0 million due for each semi-annual payment in 2012 and 2013. Amounts outstanding under the European Facilities bear interest at a rate of Euribor plus a margin of between 4.25% and 4.75%. The weighted average borrowing rate on the European Facilities was 5.09% as of October 31, 2009. In connection with obtaining the European Facilities, the Company incurred approximately $19.3 million in debt issuance costs which are classified in prepaid expenses (short-term) and other assets (long-term) and are being amortized into interest expense over the term of the European Facilities. As of October 31, 2009, there were borrowings of approximately $251.7 million outstanding on the two term loans, approximately $37.0 million outstanding on the credit facility, and approximately $26.6 million of outstanding letters of credit.
The European Facilities are guaranteed by Quiksilver, Inc. and secured by pledges of certain assets of its European subsidiaries, including certain trademarks of its European business and shares of certain European subsidiaries. The European Facilities contain customary default provisions and covenants for transactions of this type. The Company is currently in compliance with such covenants.
In connection with the closing of the European Facilities, the Company refinanced an additional European term loan of $74.0 million (€50 million) such that its maturity date aligns with the European Facilities. This term loan has principal repayments due on January 31 and July 31 of each year, with €8.9 million due in the aggregate in 2011, €12.6 million due in the aggregate in 2012 and €28.5 million due in the aggregate in 2013. This extended term loan currently bears an interest rate of 3.23%, but will change to a variable rate of Euribor plus a margin of 4.8% beginning in July 2010. This term loan has the same security as the European Facilities and it contains customary default provisions and covenants for loans of its type. The Company is currently in compliance with such covenants.
In August 2008, Quiksilver Europe entered into a $148.0 million (€100 million) secured financing facility which expires in August 2011. Under this facility, Quiksilver Europe may borrow up to €100.0 million based upon the amount of accounts receivable that are pledged to the lender to secure the debt. Outstanding borrowings under this facility accrue interest at a rate of Euribor plus a margin of 0.55% (currently 1.34%). As of October 31, 2009, the Company had approximately $38.2 million of borrowings outstanding under this facility. This facility contains customary default provisions and covenants for facilities of its type. The Company is currently in compliance with such covenants. Quiksilver Asia/Pacific has uncommitted revolving lines of credit with banks that provide up to $45.8 million ($50.3 million Australian dollars) for cash borrowings and letters of credit. These lines of credit are generally payable on demand, although the Company believes these lines of credit will continue to be available. The amount outstanding on these lines of credit at October 31, 2009 was $32.6 million, in addition to outstanding letters of credit of $3.4 million, at an average borrowing rate of 2.2%.
The Company’s current credit facilities allow for total maximum cash borrowings and letters of credit of $357.7 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $107.8 million of borrowings drawn on these credit facilities as of October 31, 2009, and letters of credit issued at that time totaled $64.8 million. The amount of availability for borrowings under these facilities as of October 31, 2009 was $142.7 million, all of which was committed. Of this $142.7 million in committed capacity, $93.8 million can also be used for letters of credit. In addition to the $142.7 million of availability for borrowings, the Company also had $42.4 million in additional capacity for letters of credit in Europe and Asia/Pacific as of October 31, 2009.
In connection with the acquisition of Rossignol, the Company deferred payment of a portion of the purchase price. This deferred purchase price obligation is expected to be paid in 2010 and accrues interest equal to the 3-month Euribor plus 2.35% (3.14% as of October 31, 2009) and is denominated in euros. The carrying amount of the obligation fluctuates based on changes in the foreign currency exchange rate between euros and U.S. dollars. The Company has a cash collateralized guaranty to the former owner of Rossignol of $52.7 million. The cash related to this guaranty is classified as restricted cash on the balance sheet as of October 31, 2009. As of October 31, 2009, the deferred purchase price obligation totaled $49.1 million.
The Company also has approximately $20.9 million in capital leases and other borrowings as of October 31, 2009.
Approximate principal payments on long-term debt are as follows (in thousands):

2010	$95,231
2011	105,759
2012	101,321
2013	164,000
2014	140,350
Thereafter	400,000

$1,006,661

The estimated fair values of the Company’s lines of credit and long-term debt are as follows (in thousands):

	October 31, 2009
	Carrying
	Amount	Fair Value
Lines of credit	$32,592	$32,592
Long-term debt	1,006,661	915,861

	$1,039,253	$948,453

The carrying value of the Company’s trade accounts receivable and accounts payable approximates its fair value due to their short-term nature.

Note 8 — Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	October 31,
	2009	2008
Accrued employee compensation and benefits	$48,040	$44,405
Accrued sales and payroll taxes	12,620	8,658
Derivative liability	20,611	—
Accrued interest	2,088	2,784
Other liabilities	32,915	37,701

	$116,274	$93,548

Note 9 — Commitments and Contingencies
Operating Leases
The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2009 (in thousands):

2010	$107,900
2011	98,382
2012	86,073
2013	76,052
2014	58,955
Thereafter	144,669

$572,031

Total rent expense was $119.2 million, $120.7 million and $93.0 million for the years ended October 31, 2009, 2008 and 2007, respectively.
Professional Athlete Sponsorships
The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, bmx and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of October 31, 2009 (in thousands):

2010	$18,649
2011	12,598
2012	6,451
2013	4,345
2014	2,787
Thereafter	500

$45,330

Under the Company’s current sponsorship agreement with Kelly Slater, in addition to the cash payment obligations included in the above table, the Company has agreed to propose to its shareholders a grant to Mr. Slater of 3 million shares of restricted stock. This restricted stock grant is subject to shareholder approval and would vest over a four year period. Should the grant not be approved by the Company’s shareholders, the Company may be required to compensate Mr. Slater with additional cash payments, which are not included in the table above.

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
Changes in shares under option are summarized as follows:

	Year Ended October 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
In thousands	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	15,902,575	$9.97	17,311,049	$9.30	18,135,699	$8.61
Granted	4,563,250	1.97	1,310,000	8.99	1,247,051	15.19
Exercised	—	—	(1,828,338)	3.69	(1,804,515)	5.74
Canceled	(4,556,724)	11.21	(890,136)	8.55	(267,186)	13.48

Outstanding, end of year	15,909,101	7.32	15,902,575	9.97	17,311,049	9.30

Options exercisable, end of year	10,211,031	9.15	12,251,796	9.19	12,395,513	7.56

The aggregate intrinsic value of options exercised, outstanding and exercisable as of October 31, 2009 is zero, $0.6 and $0.1 million, respectively. The weighted average life of options outstanding and exercisable as of October 31, 2009 is 5.8 and 3.9 years, respectively.

Outstanding stock options at October 31, 2009 consist of the following:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
		(Years)
$1.04 - $2.56	4,412,250	9.5	$1.97	45,000	$1.56
$2.57 - $4.47	1,989,068	1.6	3.49	1,914,818	3.52
$4.48 - $5.96	686,676	1.3	4.78	686,676	4.78
$5.97 - $7.44	1,292,005	3.1	6.66	1,292,005	6.66
$7.45 - $8.93	2,035,500	4.1	8.57	2,002,165	8.57
$8.94 - $10.42	1,047,000	8.1	9.02	310,633	9.07
$10.43 - $11.90	616,001	4.5	11.08	616,001	11.08
$11.91 - $14.87	3,010,601	5.7	14.04	2,802,414	14.06
$14.88 - $16.36	820,000	6.7	15.75	541,319	15.86

	15,909,101	5.8	7.32	10,211,031	9.15

Changes in non-vested shares under option for the year ended October 31, 2009 are as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of year	3,650,779	$5.88
Granted	4,563,250	1.00
Vested	(2,017,785)	6.06
Canceled	(498,174)	6.40

Non-vested, end of year	5,698,070	1.90

Of the 5.7 million non-vested shares under option as of October 31, 2009, approximately 4.8 million are expected to vest over their respective lives.
As of October 31, 2009, there were 1,269,652 shares of common stock that were available for future grant. Of these shares, 5,669 were available for issuance of restricted stock.
The Company uses the Black-Scholes option-pricing model to value stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2009, 2008 and 2007, assuming risk-free interest rates of 2.6%, 3.0% and 4.8%, respectively; volatility of 51.5%, 40.8% and 43.0%, respectively; zero dividend yield; and expected lives of 6.1, 5.7 and 5.6 years, respectively. The weighted average fair value of options granted was $1.00, $3.85 and $7.16 for the years ended October 31, 2009, 2008 and 2007, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of October 31, 2009, the Company had approximately $4.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years. Compensation expense was included as selling, general and administrative expense for fiscal 2009, 2008 and 2007.

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted shares and restricted stock units can be issued from such plan. Restricted stock issued under these plans vests over a period of time, generally three to five years, and may have certain performance based acceleration features which allow for earlier vesting.
Changes in restricted stock are as follows:

	Year Ended October 31,
	2009	2008	2007
Outstanding, beginning of year	721,003	842,000	800,000
Granted	590,000	330,000	87,000
Vested	(9,999)	(17,329)	—
Forfeited	(279,001)	(433,668)	(45,000)

Outstanding, end of year	1,022,003	721,003	842,000

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of October 31, 2009, there had been no acceleration of the amortization period. As of October 31, 2009, the Company had approximately $1.1 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.9 years.
The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees who have at least five months of service with the Company. Since the adoption of guidance within ASC 718, “Stock Compensation,” compensation expense has been recognized for shares issued under the ESPP. During the years ended October 31, 2009, 2008 and 2007, 550,798, 257,178 and 92,187 shares of stock were issued under the plan with proceeds to the Company of $0.9 million, $1.9 million and $1.1 million, respectively.
During the years ended October 31, 2009, 2008 and 2007, the Company recognized total compensation expense related to options, restricted stock and ESPP shares of approximately $8.4 million, $12.0 million and $16.1 million, respectively.
The Company issued warrants for approximately 25.7 million shares of its common stock in connection with the closing of its new five year senior secured term loan. See note 7 for further details.
Note 11 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	October 31,
In thousands	2009	2008
Foreign currency translation adjustment	$111,951	$60,003
(Loss) gain on cash flow hedges	(16,555)	20,507

	$95,396	$80,510

Note 12 — Income Taxes
A summary of the provision for income taxes from continuing operations is as follows:

	Year Ended October 31,
In thousands	2009	2008	2007
Current:
Federal	$3,221	$4,403	$(597)
State	—	(572)	399
Foreign	34,448	39,641	49,789

	37,669	43,472	49,591

Deferred:
Federal	24,699	(8,070)	(5,103)
State	8,166	(1,980)	(770)
Foreign	(3,867)	(395)	(9,212)

	28,998	(10,445)	(15,085)

Provision for income taxes	$66,667	$33,027	$34,506

A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Year Ended October 31,
	2009	2008	2007
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	83.0	(1.2)	0.2
Foreign tax rate differential	264.0	(10.3)	(8.7)
Foreign tax exempt income	(96.4)	(9.0)	(5.3)
Repatriation of foreign earnings, net of credits	—	0.7	0.4
Goodwill impairment	—	19.7	—
Stock-based compensation	(11.6)	1.6	1.2
Uncertain tax positions	(64.4)	(5.7)	1.3
Valuation allowance	(1,115.6)	2.2	—
Other	(112.0)	0.5	(1.3)

Effective income tax rate	(1,018.0)%	33.5%	22.8%

The components of net deferred income taxes are as follows:

	Year Ended October 31,
In thousands	2009	2008
Deferred income tax assets:
Allowance for doubtful accounts	$8,509	$13,176
Depreciation and amortization	869	6,467
Unrealized gains and losses	13,349	—
Tax loss carryforwards	177,134	113,655
Accruals and other	66,780	55,133
Basis difference in Rossignol investment	—	147,621

	266,641	336,052

Deferred income tax liabilities:
Unrealized gains and losses	—	(8,689)
Basis difference in receivables due from Rossignol	—	(111,845)
Intangibles	(27,354)	(25,633)

	(27,354)	(146,167)

Deferred income taxes	239,287	189,885

Valuation allowance	(93,638)	(138,665)

Net deferred income taxes	$145,649	$51,220

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.
Income before provision for income taxes from continuing operations includes $102.7 million, $138.9 million and $172.3 million of income from foreign jurisdictions for the fiscal years ended October 31, 2009, 2008 and 2007, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. As of October 31, 2009, foreign earnings earmarked for permanent reinvestment totaled approximately $170.3 million.
As of October 31, 2009, the Company has federal net operating loss carryforwards of approximately $101 million and state net operating loss carryforwards of approximately $134 million, which will expire on various dates through 2029. In addition, the Company has foreign tax loss carryforwards of approximately $358 million as of October 31, 2009. Approximately $340 million will be carried forward until fully utilized, with the remaining $18 million expiring on various dates through 2029. As of October 31, 2009, the Company has capital loss carryforwards of approximately $42 million which will expire in 2014.
On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into legislation. The Act allows corporate taxpayers with net operating losses (“NOLs”) for fiscal years ending after 2007 and beginning before 2010 to elect to carry back such NOLs up to five years. This election may be made for only one fiscal year. The Company is evaluating the impact that this legislation will have on its results and expects to apply the impact of the extended NOL carry back period during fiscal 2010.
During the year ended October 31, 2009, the Company evaluated the realizability of its U.S. federal and state deferred tax assets. The Company has evaluated the need for a valuation allowance with respect to the U.S. consolidated tax group, which includes the U.S. portion of the Americas operating segment and the U.S. portion of corporate operations. The Company has concluded that based on all available information and proper weighting of objective and subjective evidence as of October 31, 2009, including a cumulative loss that had been sustained over a three-year period by the U.S. consolidated tax group, it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and a full valuation allowance was established against $45.9 million of deferred tax assets that existed as of

October 31, 2008. A benefit from loss carrybacks of $2.8 million has been recognized on U.S. losses sustained during the twelve months ended October 31, 2009. Income tax expense has been recognized against non-U.S. earnings in the current period.
On November 1, 2007, the Company adopted guidance included in ASC 740, “Income Taxes.” As a result of the adoption of this guidance, the Company recognized a $21.3 million reduction in retained earnings upon adoption. This adjustment consisted of an increase in the Company’s liability for unrecognized tax benefits of $30.4 million partially offset by an increase to the Company’s deferred tax assets of $2.0 million and an increase in the Company’s taxes receivable of $7.1 million. The total balance of unrecognized tax benefits, including interest and penalties of $7.8 million, was $37.4 million as of November 1, 2007.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest and penalties and related tax carryforwards):

	Year ended October 31,
In thousands	2009	2008
Balance, beginning of year	$25,495	$29,552
Gross increases related to prior year tax positions	7,134	2,759
Gross increases related to current year tax positions	6,461	7,888
Settlements	—	(6,770)
Lapse in statute of limitation	(13)	(4,700)
Foreign exchange and other	3,026	(3,234)

Balance, end of year	$42,103	$25,495

If the Company’s positions are sustained by the relevant taxing authority, approximately $31.4 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.
The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations, which is included in current tax expense in the summary of income tax provision table shown above. During the fiscal year ended October 31, 2009, the Company recorded tax expense of $4.1 million relating to interest and penalties, and as of October 31, 2009, the Company had recognized a liability for interest and penalties of $12.3 million.
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $19 million to an increase of the liability of $14 million, excluding penalties and interest.
The Company has completed a federal tax audit in the United States for fiscal years ending in 2004 and 2005 and remains subject to examination for years thereafter. The Company’s significant foreign tax jurisdictions, including France, Australia and Canada, are subject to normal and regular examination for various tax years generally beginning in the 2000 fiscal year. The Company is currently under examination in France, Australia and Canada for fiscal years ending through 2007.

Note 13 — Employee Plans
The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and, through fiscal 2007, periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company made contributions of zero, zero and $1.0 million to the 401(k) Plan for the years ended October 31, 2009, 2008 and 2007, respectively.
Employees of the Company’s French subsidiary, Na Pali SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law. Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and vest with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $3.2 million, $3.4 million and $4.1 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2009, 2008 and 2007, respectively.
Note 14 — Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues primarily from Western Europe. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounts for less than 4% of its net revenues from continuing operations.
The Company sells a full range of its products within each geographical segment. The percentages of revenues attributable to each of the Company’s major product categories are as follows:

	Percentage of Revenues
	2009	2008	2007
Apparel	66%	65%	66%
Footwear	20	20	18
Accessories	14	15	16

	100%	100%	100%

Information related to the Company’s operating segments is as follows:

	Year Ended October 31,
In thousands	2009	2008	2007
Revenues, net:
Americas	$929,691	$1,061,370	$995,801
Europe	792,627	933,119	803,395
Asia/Pacific	251,596	265,067	243,064
Corporate operations	3,612	5,080	4,812

Consolidated	$1,977,526	$2,264,636	$2,047,072

Gross profit (loss):
Americas	$349,526	$445,381	$418,021
Europe	446,801	532,034	442,923
Asia/Pacific	135,591	140,168	120,411
Corporate operations	(887)	3,003	3,690

Consolidated	$931,031	$1,120,586	$985,045

SG&A expense:
Americas	$364,727	$371,958	$311,757
Europe	341,780	380,374	316,867
Asia/Pacific	112,418	117,219	100,922
Corporate operations	32,821	46,382	52,717

Consolidated	$851,746	$915,933	$782,263

Asset impairments:
Americas	$10,092	$9,317	$—
Europe	645	692	—
Asia/Pacific	—	55,788	—
Corporate operations	—	—	—

Consolidated	$10,737	$65,797	$—

Operating (loss) income:
Americas	$(25,293)	$64,106	$106,264
Europe	104,376	150,968	126,056
Asia/Pacific	23,173	(32,839)	19,489
Corporate operations	(33,708)	(43,379)	(49,027)

Consolidated	$68,548	$138,856	$202,782

Identifiable assets:
Americas	$538,533	$841,318	$908,435
Europe	923,494	1,026,268	1,307,738
Asia/Pacific	296,806	247,480	390,338
Corporate operations	93,775	55,199	55,553

Consolidated	$1,852,608	$2,170,265	$2,662,064

Goodwill:
Americas	$77,891	$76,124	$73,709
Europe	184,802	167,814	179,012
Asia/Pacific	71,065	55,412	146,178

Consolidated	$333,758	$299,350	$398,899

France accounted for 26.7%, 30.6% and 33.0% of European net revenues to unaffiliated customers for the years ended October 31, 2009, 2008 and 2007, respectively, while Spain accounted for 19.7%, 20.2% and 20.3%, respectively, and the United Kingdom accounted for 9.2%, 11.4% and 14.9%, respectively. Identifiable assets in the United States totaled $522.4 million as of October 31, 2009.

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
The Company accounts for all of its cash flow hedges under ASC 815, “Derivatives and Hedging,” which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with ASC 815, the Company designates forward contracts as cash flow hedges of forecasted purchases of commodities.
Effective February 1, 2009, the Company adopted additional guidance, which provides an enhanced disclosure framework for derivative instruments. ASC 815 requires that the fair values of derivative instruments and their gains and losses be disclosed in a manner that provides adequate information about the impact these instruments can have on a company’s financial position, results of operations and cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of October 31, 2009, the Company was hedging forecasted transactions expected to occur through October 2011. Assuming October 31, 2009 exchange rates remain constant, $16.6 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified to earnings over the next 24 months.
For the year ended October 31, 2009, the effective portions of gains (losses) of foreign exchange derivative instruments in the consolidated statement of operations were as follows:

	Year Ended October 31, 2009
In thousands	Amount	Location
Loss recognized in OCI on derivatives	$(41,036)	Other comprehensive income

Loss reclassified from accumulated OCI into income	$(14,343)	Cost of goods sold

Loss reclassified from accumulated OCI into income	$(17)	Foreign currency gain (loss)

Loss recognized in income on derivatives	$(691)	Foreign currency gain (loss)
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net losses of $23.8 million and $8.3 million during the fiscal years ended October 31, 2008 and 2007, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.
As of October 31, 2009, the Company had the following outstanding forward contracts that were entered into to hedge forecasted purchases:

		Notional
In thousands	Hedged Item	Amount	Maturity	Fair Value
United States dollar	Inventory	$425,352	Nov 2009 — Oct 2011	$(23,138)
British pounds	Accounts receivable	9,914	Nov 2009 — Jan 2010	(53)

		$435,266		$(23,191)

Effective November 1, 2008, the Company adopted guidance included in ASC 820, “Fair Value Measurements and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:
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

The following table reflects the fair values of the foreign exchange contract assets and liabilities measured and recognized at fair value on a recurring basis on the consolidated balance sheet as of October 31, 2009:

	October 31, 2009
	Fair Value Measurements Using			Assets (Liabilities)
In thousands	Level 1	Level 2	Level 3	at Fair Value
Derivative assets:
Other receivables	$—	$936	$—	$936
Other assets	—	7	—	7
Derivative liabilities:
Accrued liabilities	—	(20,611)	—	(20,611)
Other long-term liabilities	—	(3,523)	—	(3,523)

Total fair value	$—	$(23,191)	$—	$(23,191)

Note 16 — Quarterly Financial Data (Unaudited)
A summary of quarterly financial data (unaudited) is as follows:

	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31
Year ended October 31, 2009
Revenues, net	$443,278	$494,173	$501,394	$538,681
Gross profit	207,163	233,118	234,364	256,386
(Loss) income from continuing operations	(65,862)	4,945	3,413	(15,711)
(Loss) income from discontinued operations	(128,564)	(2,132)	(2,067)	13,936
Net (loss) income	(194,426)	2,813	1,346	(1,775)
(Loss) income per share from continuing operations, assuming dilution	(0.52)	0.04	0.03	(0.12)
(Loss) income per share from discontinued operations, assuming dilution	(1.01)	(0.02)	(0.02)	0.11
Net (loss) income per share, assuming dilution	(1.53)	0.02	0.01	(0.01)
Trade accounts receivable	373,357	410,971	424,191	430,884
Inventories	380,502	307,735	334,233	267,730

Year ended October 31, 2008
Revenues, net	$496,581	$596,280	$564,876	$606,899
Gross profit	243,524	300,342	284,829	291,891
Income (loss) from continuing operations	7,570	38,725	33,073	(13,824)
(Loss) income from discontinued operations	(29,510)	(244,949)	(30,219)	12,869
Net (loss) income	(21,940)	(206,224)	2,854	(955)
Income (loss) per share from continuing operations, assuming dilution	0.06	0.30	0.25	(0.11)
(Loss) income per share from discontinued operations, assuming dilution	(0.24)	(1.88)	(0.23)	0.10
Net (loss) income per share, assuming dilution	(0.18)	(1.59)	0.02	(0.01)
Trade accounts receivable	402,536	473,032	491,369	470,059
Inventories	364,362	304,059	358,646	312,138

Note 17 — Condensed Consolidating Financial Information
In December 2005, the Company completed an exchange offer to exchange its Senior Notes for publicly registered notes with identical terms. Obligations under the Company’s Senior Notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries.
The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2009 and 2008 and for the years ended October 31, 2009, 2008 and 2007. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$301	$796,924	$1,218,860	$(38,559)	$1,977,526
Cost of goods sold	—	502,643	556,666	(12,814)	1,046,495

Gross profit	301	294,281	662,194	(25,745)	931,031

Selling, general and administrative expense	3,733	348,228	526,170	(26,385)	851,746
Asset impairments	—	10,092	645	—	10,737

Operating (loss) income	(3,432)	(64,039)	135,379	640	68,548

Interest expense, net	39,097	8,700	16,127	—	63,924
Foreign currency loss	61	47	8,525	—	8,633
Minority interest, equity in earnings and other expense	147,848	2,359	180	(147,848)	2,539

(Loss) income before (benefit) provision for income taxes	(190,438)	(75,145)	110,547	148,488	(6,548)

(Benefit) provision for income taxes	(2,823)	42,937	26,553	—	66,667

(Loss) income from continuing operations	(187,615)	(118,082)	83,994	148,488	(73,215)
(Loss) income from discontinued operations	(4,427)	13,303	(128,367)	664	(118,827)

Net loss	$(192,042)	$(104,779)	$(44,373)	$149,152	$(192,042)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$927,971	$1,382,879	$(46,330)	$2,264,636
Cost of goods sold	—	521,833	636,627	(14,410)	1,144,050

Gross profit	116	406,138	746,252	(31,920)	1,120,586

Selling, general and administrative expense	59,739	345,451	553,608	(42,865)	915,933
Asset impairments	—	9,317	56,480	—	65,797

Operating (loss) income	(59,623)	51,370	136,164	10,945	138,856

Interest expense (income), net	47,512	377	(2,562)	—	45,327
Foreign currency (gain) loss	(1,505)	(5,674)	1,418	—	(5,761)
Minority interest, equity in earnings and other expense	134,831	350	369	(134,831)	719

(Loss) income before (benefit) provision for income taxes	(240,461)	56,317	136,939	145,776	98,571

(Benefit) provision for income taxes	(14,986)	2,488	45,525	—	33,027

(Loss) income from continuing operations	(225,475)	53,829	91,414	145,776	65,544
Loss from discontinued operations	(790)	(22,723)	(255,976)	(12,320)	(291,809)

Net (loss) income	$(226,265)	$31,106	$(164,562)	$133,456	$(226,265)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2007

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$19	$893,969	$1,196,874	$(43,790)	$2,047,072
Cost of goods sold	—	525,839	550,977	(14,789)	1,062,027

Gross profit	19	368,130	645,897	(29,001)	985,045

Selling, general and administrative expense	52,955	260,140	497,158	(27,990)	782,263

Operating (loss) income	(52,936)	107,990	148,739	(1,011)	202,782

Interest expense, net	43,480	2,202	889	—	46,571
Foreign currency loss	3,008	1,579	270	—	4,857
Minority interest, equity in earnings and other expense (income)	33,388	(73)	194	(33,388)	121

(Loss) income before (benefit) provision for income taxes	(132,812)	104,282	147,386	32,377	151,233

(Benefit) provision for income taxes	(16,066)	9,996	40,576	—	34,506

(Loss) income from continuing operations	(116,746)	94,286	106,810	32,377	116,727
(Loss) income from discontinued operations	(4,373)	(61,578)	(172,222)	327	(237,846)

Net (loss) income	$(121,119)	$32,708	$(65,412)	$32,704	$(121,119)

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$321	$1,135	$98,060	$—	$99,516
Restricted cash	—	—	52,706	—	52,706
Trade accounts receivable, net	—	150,540	280,344	—	430,884
Other receivables	854	4,869	19,892	—	25,615
Inventories	—	86,501	182,006	(777)	267,730
Deferred income taxes	—	8,658	67,980	—	76,638
Prepaid expenses and other current assets	12,981	11,039	13,313	—	37,333
Current assets held for sale	—	—	1,777	—	1,777

Total current assets	14,156	262,742	716,078	(777)	992,199

Fixed assets, net	4,323	71,265	163,745	—	239,333
Intangible assets, net	2,886	50,426	89,642	—	142,954
Goodwill	—	118,111	215,647	—	333,758
Investment in subsidiaries	952,358	—	—	(952,358)	—
Other assets	7,522	18,947	48,884	—	75,353
Deferred income taxes long-term	—	(28,017)	97,028	—	69,011

Total assets	$981,245	$493,474	$1,331,024	$(953,135)	$1,852,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$32,592	$—	$32,592
Accounts payable	1,594	60,003	100,776	—	162,373
Accrued liabilities	7,357	27,084	81,833	—	116,274
Current portion of long-term debt	—	1,140	94,091	—	95,231
Income taxes payable	—	9,174	14,400	—	23,574
Intercompany balances	115,699	(129,624)	13,925	—	—
Current liabilities related to assets held for sale	—	15	443	—	458

Total current liabilities	124,650	(32,208)	338,060	—	430,502

Long-term debt, net of current portion	400,000	110,829	400,601	—	911,430
Other long-term liabilities	—	43,931	10,150	—	54,081

Total liabilities	524,650	122,552	748,811	—	1,396,013

Stockholders’/invested equity	456,595	370,922	582,213	(953,135)	456,595

Total liabilities and stockholders’ equity	$981,245	$493,474	$1,331,024	$(953,135)	$1,852,608

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18	$2,666	$50,358	$—	$53,042
Trade accounts receivable, net	—	214,033	256,026	—	470,059
Other receivables	866	9,824	59,686	—	70,376
Income taxes receivable	—	2,859	7,879	—	10,738
Inventories	—	134,812	178,738	(1,412)	312,138
Deferred income taxes	—	21,560	(9,340)	—	12,220
Prepaid expenses and other current assets	6,019	8,773	11,077	—	25,869
Current assets held for sale	—	70,367	341,075	—	411,442

Total current assets	6,903	464,894	895,499	(1,412)	1,365,884

Restricted cash	—	—	46,475	—	46,475
Fixed assets, net	5,775	96,686	133,067	—	235,528
Intangible assets, net	2,754	51,113	90,567	—	144,434
Goodwill	—	117,235	182,115	—	299,350
Investment in subsidiaries	1,185,761	—	—	(1,185,761)	—
Other assets	9,300	3,387	26,907	—	39,594
Deferred income taxes long-term	—	3,992	35,008	—	39,000

Total assets	$1,210,493	$737,307	$1,409,638	$(1,187,173)	$2,170,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$238,317	$—	$238,317
Accounts payable	5,121	102,987	127,621	—	235,729
Accrued liabilities	18,436	17,455	57,657	—	93,548
Current portion of long-term debt	—	2,061	29,843	—	31,904
Intercompany balances	186,970	(122,584)	(64,386)	—	—
Current liabilities related to assets held for sale	—	35,398	99,673	—	135,071

Total current liabilities	210,527	35,317	488,725	—	734,569

Long-term debt, net of current portion	400,000	143,501	246,596	—	790,097
Other long-term liabilities	—	29,882	9,725	—	39,607
Non-current liabilities related to assets held for sale	—	—	6,026	—	6,026

Total liabilities	610,527	208,700	751,072	—	1,570,299

Stockholders’/invested equity	599,966	528,607	658,566	(1,187,173)	599,966

Total liabilities and stockholders’ equity	$1,210,493	$737,307	$1,409,638	$(1,187,173)	$2,170,265

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(192,042)	$(104,779)	$(44,373)	$149,152	$(192,042)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	4,427	(13,303)	128,367	(664)	118,827
Depreciation and amortization	1,525	24,174	29,305	—	55,004
Stock-based compensation and tax benefit on option exercises	8,415	—	—	—	8,415
Provision for doubtful accounts	—	10,059	6,176	—	16,235
Equity in earnings	147,848	—	—	(147,848)	—
Asset impairments	—	9,570	1,167	—	10,737
Deferred taxes	—	47,482	(4,248)	—	43,234
Other adjustments to reconcile net loss	334	5,417	4,705	—	10,456
Changes in operating assets and liabilities:
Trade accounts receivable	—	53,272	7,511	—	60,783
Inventories	—	48,293	31,050	(1,304)	78,039
Other operating assets and liabilities	(8,929)	(4,245)	(4,161)	—	(17,335)

Cash (used in) provided by operating activities of continuing operations	(38,422)	75,940	155,499	(664)	192,353
Cash (used in) provided by operating activities of discontinued operations	(19,423)	36,806	(4,232)	664	13,815

Net cash (used in) provided by operating activities	(57,845)	112,746	151,267	—	206,168

Cash flows from investing activities:
Capital expenditures	(3,793)	(7,214)	(43,557)	—	(54,564)

Cash used in investing activities of continuing operations	(3,793)	(7,214)	(43,557)	—	(54,564)
Cash provided by investing activities of discontinued operations	—	—	21,848	—	21,848

Net cash used in investing activities	(3,793)	(7,214)	(21,709)	—	(32,716)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	10,346	—	10,346
Payments on lines of credit	—	—	(237,025)	—	(237,025)
Borrowings on long-term debt	—	547,093	348,175	—	895,268
Payments on long-term debt	—	(561,113)	(165,739)	—	(726,852)
Payments of debt issuance costs	—	(27,494)	(19,984)	—	(47,478)
Proceeds from stock option exercises	862	—	—	—	862
Intercompany	61,079	(65,549)	4,470	—	—

Cash provided by (used in) financing activities of continuing operations	61,941	(107,063)	(59,757)	—	(104,879)
Cash used in financing activities of discontinued operations	—	—	(11,136)	—	(11,136)

Net cash provided by (used in) financing activities	61,941	(107,063)	(70,893)	—	(116,015)
Effect of exchange rate changes on cash	—	—	(10,963)	—	(10,963)

Net increase (decrease) in cash and cash equivalents	303	(1,531)	47,702	—	46,474
Cash and cash equivalents, beginning of period	18	2,666	50,358	—	53,042

Cash and cash equivalents, end of period	$321	$1,135	$98,060	—	$99,516

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(226,265)	$31,106	$(164,562)	$133,456	$(226,265)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	790	22,723	255,976	12,320	291,809
Depreciation and amortization	2,074	25,785	29,372	—	57,231
Stock-based compensation and tax benefit on option exercises	9,588	—	—	—	9,588
Provision for doubtful accounts	330	7,213	8,405	—	15,948
Equity in earnings	134,831	—	—	(134,831)	—
Asset impairments	—	9,317	56,480	—	65,797
Other adjustments to reconcile net (loss) income	(1,478)	4,242	(13,666)	—	(10,902)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(21,640)	5,461	—	(16,179)
Inventories	—	(5,215)	(28,946)	1,375	(32,786)
Other operating assets and liabilities	(3,395)	19,531	9,087	—	25,223

Cash (used in) provided by operating activities of continuing operations	(83,525)	93,062	157,607	12,320	179,464
Cash provided by (used in) operating activities of discontinued operations	12,203	(27,429)	(79,756)	(12,320)	(107,302)

Net cash (used in) provided by operating activities	(71,322)	65,633	77,851	—	72,162

Cash flows from investing activities:
Capital expenditures	284	(38,525)	(52,707)	—	(90,948)
Business acquisitions, net of cash acquired	—	(24,174)	(6,953)	—	(31,127)
Changes in restricted cash	—	—	(46,475)	—	(46,475)

Cash provided by (used in) investing activities of continuing operations	284	(62,699)	(106,135)	—	(168,550)
Cash provided by investing activities of discontinued operations	—	94,631	9,180	—	103,811

Net cash provided by (used in) investing activities	284	31,932	(96,955)	—	(64,739)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	185,777	—	185,777
Payments on lines of credit	—	—	(47,161)	—	(47,161)
Borrowings on long-term debt	—	173,216	67,173	—	240,389
Payments on long-term debt	—	(159,201)	(39,592)	—	(198,793)
Proceeds from stock option exercises	11,602	—	—	—	11,602
Intercompany	59,442	(87,168)	27,726	—	—

Cash provided by (used in) financing activities of continuing operations	71,044	(73,153)	193,923	—	191,814
Cash used in financing activities of discontinued operations	—	(35,000)	(189,794)	—	(224,794)

Net cash provided by (used in) financing activities	71,044	(108,153)	4,129	—	(32,980)
Effect of exchange rate changes on cash	—	—	4,251	—	4,251

Net increase (decrease) in cash and cash equivalents	6	(10,588)	(10,724)	—	(21,306)
Cash and cash equivalents, beginning of period	12	13,254	61,082	—	74,348

Cash and cash equivalents, end of period	$18	$2,666	$50,358	—	$53,042

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2007

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(121,119)	$32,708	$(65,412)	$32,704	$(121,119)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	4,373	61,578	172,222	(327)	237,846
Depreciation and amortization	629	20,402	25,821	—	46,852
Stock-based compensation and tax benefit on option exercises	13,234	—	—	—	13,234
Provision for doubtful accounts	—	3,978	3,812	—	7,790
Equity in earnings	33,388	—	—	(33,388)	—
Other adjustments to reconcile net (loss) income	903	(6,518)	(6,262)	—	(11,877)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(47,237)	(9,980)	—	(57,217)
Inventories	—	(7,972)	(12,275)	684	(19,563)
Other operating assets and liabilities	16,534	20,672	48,697	—	85,903

Cash (used in) provided by operating activities of continuing operations	(52,058)	77,611	156,623	(327)	181,849
Cash provided by (used in) operating activities of discontinued operations	386	(4,973)	(53,337)	327	(57,597)

Net cash (used in) provided by operating activities	(51,672)	72,638	103,286	—	124,252

Cash flows from investing activities:
Capital expenditures	(1,419)	(35,993)	(40,864)	—	(78,276)
Business acquisitions, net of cash acquired	(1,297)	(38,353)	(1,607)	—	(41,257)

Cash used in investing activities of continuing operations	(2,716)	(74,346)	(42,471)	—	(119,533)
Cash used in investing activities of discontinued operations	—	(2,656)	(38,301)	—	(40,957)

Net cash used in investing activities	(2,716)	(77,002)	(80,772)	—	(160,490)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	71,846	—	71,846
Payments on lines of credit	—	—	(17,247)	—	(17,247)
Borrowings on long-term debt	—	123,250	86,061	—	209,311
Payments on long-term debt	—	(74,375)	(27,236)	—	(101,611)
Proceeds from stock option exercises	14,253	—	—	—	14,253
Intercompany	40,139	(25,646)	(14,493)	—	—

Cash provided by financing activities of continuing operations	54,392	23,229	98,931	—	176,552
Cash used in financing activities of discontinued operations	—	(9,003)	(87,732)	—	(96,735)

Net cash provided by financing activities	54,392	14,226	11,199	—	79,817

Effect of exchange rate changes on cash	—	—	(6,065)	—	(6,065)

Net increase in cash and cash equivalents	4	9,862	27,648	—	37,514
Cash and cash equivalents, beginning of period	8	3,392	33,434	—	36,834

Cash and cash equivalents, end of period	$12	$13,254	$61,082	—	$74,348

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
As of October 31, 2007 and in connection with its annual goodwill impairment test, the Company remeasured the value of its intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other,” and noted that the carrying value was in excess of the estimated fair value. As a result, the Company recorded Rossignol related goodwill impairment charges of approximately $156.9 million, approximately $6.9 million in trademark impairments and approximately $2.6 million in fixed asset impairments. The Company’s goodwill impairment was recognized as a result of its annual impairment test for goodwill which was calculated using a combination of a discounted cash flow and market approach. The value implied by the test was primarily affected by future forecasts for its wintersports equipment businesses which were revised downward, primarily due to management’s assessment of the time frame for recovery of the wintersports equipment business and the related expected future cash flows based on working capital requirements, recent snow conditions, current industry conditions and trends, and general economic conditions.
During the three months ended April 30, 2008, the Company classified its Rossignol business, including both wintersports equipment and related apparel, as discontinued operations. During this same period, the Company reassessed the carrying value of Rossignol under ASC 205-20, “Discontinued Operations.” The fair value of the Rossignol business was estimated using a combination of current market indications of value, a discounted cash flow and a market-based multiple approach. As a result, the Company recorded an impairment of Rossignol’s long-term assets of approximately $240.2 million, before taxes, during the three months ended April 30, 2008. This impairment included approximately $129.7 million in fixed assets, $88.2 million in trademark and other intangible assets, $18.3 million in goodwill and $4.0 million in other long-term assets. During the six months ended October 31, 2008, the Company performed the same assessment and recorded additional impairments of approximately $11.2 million, primarily consisting of fixed assets.
In August 2008, the Company received a binding offer for its Rossignol business, and completed the transaction on November 12, 2008 for a purchase price of $50.8 million, comprised of $38.1 million in cash and a $12.7 million seller’s note. The Company used the net cash proceeds from the sale to pay for related transaction costs and reduce its indebtedness. The seller’s note was canceled in October 2009 in connection with the completion of the final working capital adjustment.
The business sold includes the related brands of Rossignol, Dynastar, Look and Lange. The actual pre-tax losses incurred upon closing were approximately $212.3 million, partially offset by a tax benefit of approximately $89.4 million. These losses were recorded primarily during the three months ended January 31, 2009.

The operating results of discontinued operations, which include both the Rossignol wintersports and golf equipment businesses, included in the accompanying consolidated statements of operations are as follows:

	Year Ended October 31,
In thousands	2009	2008	2007
Revenues, net	$18,171	$374,149	$541,136
Loss before income taxes	(221,201)	(365,917)	(246,163)
Benefit for income taxes	(102,374)	(74,108)	(8,317)

Loss from discontinued operations	$(118,827)	$(291,809)	$(237,846)

The losses from discontinued operations for fiscal 2009, 2008 and 2007 include asset impairments of zero, $251.4 million and $166.4 million, respectively. The net tax benefit related to the asset impairments and the Company’s classification of Rossignol and Cleveland Golf as discontinued operations is zero, approximately $40.0 million, and approximately $4.2 million for fiscal 2009, 2008 and 2007, respectively. Net interest expense included in discontinued operations was zero, $14.0 million and $14.4 million for fiscal 2009, 2008 and 2007, respectively.
The remaining assets and liabilities of the Company’s discontinued businesses primarily relate to its Rossignol apparel business.
The components of assets and liabilities held for sale at October 31, 2009 are as follows:

In thousands	October 31, 2009
Current assets:
Receivables, net	$669
Inventories	—
Other current assets	1,108

$1,777

Current liabilities:
Accounts payable	$309
Other current liabilities	149

$458

Note 19 — Restructuring Charges
In connection with its cost reduction efforts, the Company formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). During the twelve months ended October 31, 2009, the Company recorded $19.8 million in severance charges in selling, general and administrative expense (“SG&A”), which includes $13.9 million in the Americas segment, $4.1 million in the European segment and $1.8 million in corporate operations. The Plan covers the global operations of the Company, but is primarily concentrated in the United States. In addition to severance charges, the Company completed the closure of its Huntington Beach, California distribution center during the twelve months ended October 31, 2009. As a result, the Company recorded a charge of approximately $4.6 million in SG&A for the fair value of its lease commitments on this facility which extends through fiscal 2014. This charge is net of estimated future sublease income. The Company could be required to take future charges if it is not able to sub-lease this facility as planned. The Company continues to evaluate its cost structure and may incur future charges under the Plan.
Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	& Other	Total
Balance, November 1, 2008	$—	$—	$—
Charged to expense	19,769	4,590	24,359
Cash payments	(9,768)	(639)	(10,407)
Adjustments to accrual	(178)	—	(178)
Foreign currency translation	135	—	135

Balance, October 31, 2009	$9,958	$3,951	$13,909

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 12, 2010
QUIKSILVER, INC.
(Registrant)

By:	/s/ Robert B. McKnight, Jr.	By:	/s/ Brad L. Holman

	Robert B. McKnight, Jr.		Brad L. Holman
	Chairman of the Board,		Senior Vice President and
	Chief Executive Officer and President		Corporate Controller
	(Principal Executive Officer)		(Principal Accounting Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/ Robert B. McKnight, Jr. Robert B. McKnight, Jr.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	January 12, 2010

/s/ Joseph Scirocco Joseph Scirocco	Chief Financial Officer (Principal Financial Officer)	January 12, 2010

/s/ Brad L. Holman Brad L. Holman	Senior Vice President and Corporate Controller (Principal Accounting Officer)	January 12, 2010

/s/ Charles S. Exon Charles S. Exon	Chief Administrative Officer, General Counsel and Director	January 12, 2010

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	January 12, 2010

Signatures	Title	Date Signed

/s/ William M. Barnum, Jr. William M. Barnum, Jr.	Director	January 12, 2010

/s/ Charles E. Crowe Charles E. Crowe	Director	January 12, 2010

/s/ James G. Ellis James G. Ellis	Director	January 12, 2010

/s/ Andrew W. Sweet Andrew W. Sweet	Director	January 12, 2010

/s/ M. Steven Langman M. Steven Langman	Director	January 12, 2010

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

2.6
Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporate by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

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

3.4	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

4.1
Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

Exhibit
Number
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

10.5	English translation of Supplementary Agreement No. 2 dated September 25, 2009 among Quiksilver, Inc., Skis Rossignol Finance Luxembourg S.A., Skis Rossignol S.A. and Societe Generale Bank & Trust.

10.6
Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 8, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.7
First Amendment to Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 24, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 25, 2009).

10.8
Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc. and Rhône Capital III L.P. dated June 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.9
Credit Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.10
Credit Agreement by and among Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.11
Warrant and Registration Rights Agreement by and among Quiksilver, Inc., Rhône Capital III L.P. and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the initial warrant holders, dated July 31, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

Exhibit
Number
10.12
Credit Agreement by and among Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated July 31, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.13
English Translation of Facilities Agreement by and among Pilot S.A.S. and Na Pali S.A.S. as borrowers, Quiksilver, Inc., as guarantor, BNP Paribas, Crédit Lyonnais and Société Générale Corporate & Investment Banking as mandated lead arrangers, BNP Paribas as agent, Société Générale as security agent, Caisse Régionale de Crédit Agricole Mutuel Pyrénées Gascogne as issuing bank, and BNP Paribas, Crédit Lyonnais, Société Générale, Natixis, Caisse Régionale de Crédit Agricole Mutuel Pyrénées-Gascogne, Banque Populaire du Sud Ouest, CIC — Société Bordelaise, and HSBC France as original lenders dated July 31, 2009 (“French Facility”) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.14	First Amendment to the French Facility dated September 25, 2009.

10.15	Global Amendment Agreement to the French Facility dated September 29, 2009.

10.16
Term Loan Agreement dated September 29, 2009 among QS Finance Luxembourg S.A., Quiksilver, Inc., Biarritz Holdings S.à r.l. and Société Générale (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.17
Form of Indemnity Agreement between Quiksilver, Inc. and individual directors and officers of Quiksilver, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.18	Quiksilver, Inc. Annual Incentive Plan, as restated (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005). (1)

10.19
Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option and Restricted Stock Agreements (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009). (1)

10.20
Restricted Stock Agreement by and between Quiksilver, Inc. and Douglas Ammerman dated June 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007). (1)

10.21
Quiksilver, Inc. 1996 Stock Option Plan, together with form Stock Option Agreements (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.22	Quiksilver, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009). (1)

10.23
Quiksilver, Inc. Written Description of Nonemployee Director Compensation (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008). (1)

10.24	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).(1)

10.25
Award grant under Quiksilver, Inc. Long-Term Incentive Plan dated January 29, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2008). (1)

10.26	Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 28, 2006). (1)

Exhibit
Number
10.27
Standard Form of Restricted Stock Issuance Agreement under the Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2006). (1)

10.28
Separation and Transition Agreement between David H. Morgan and Quiksilver, Inc. dated August 24, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 27, 2008). (1)

10.29
Separation and Transition Agreement between Bernard Mariette and Quiksilver, Inc. dated February 11, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 13, 2008). (1)

10.30
Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 27, 2005). (1)

10.31
Amendment to Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.32
Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Robert B. McKnight, Jr. dated June 23, 2009 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.33	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 27, 2005). (1)

10.34
Amendment to Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.35
Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Charles S. Exon dated June 23, 2009 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.36	Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated April 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 17, 2007). (1)

10.37
Amendment to Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated June 13, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008). (1)

10.38
Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Joseph Scirocco dated June 23, 2009 (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.39
Separation and Transition Agreement between Martin J. Samuels and Quiksilver, Inc. dated January 12, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009). (1)

10.40	Form of Employment Agreement between Pierre Agnes and Quiksilver, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008). (1)

10.41
Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Pierre Agnes dated June 23, 2009 (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

Exhibit
Number
10.42
Employment Agreement between Craig Stevenson and Quiksilver, Inc. dated January 19, 2009, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009) (1)

10.43	Amendment to Employment Agreement between Craig Stevenson and Quiksilver, Inc. dated December 16, 2009. (1)

10.44
Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Craig Stevenson dated June 23, 2009 (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.45
Amendments to executive officer base salaries effective as of February 1, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2008). (1)

10.46
Amendments to executive officer base salaries effective as of February 1, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009). (1)

10.47	Amendments to executive officer base salaries effective as of November 1, 2009. (1)

10.48
AR Financing Facility Contract dated August 22, 2008 between Na Pali S.A.S. and GE Factofrance SNC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

10.49	Cash Collateral Agreement dated December 9, 2008, by and among Na Pali, S.A.S. and J.P. Morgan Europe Limited.

10.50
English translation for the Roger Cleveland Shareholders’ Agreement between Quiksilver, Rossignol Ski Company, Inc., Skis Rossignol, S.A., Laurent Boix-Vives, Jeannine Boix-Vives, Christine Simon, Sylvie Bernard and SDI Société Service et Development dated April 12, 2005 (incorporated by reference to Exhibit 2.7 of Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on April 18, 2005).

10.51
Indemnity Agreement by and between Quiksilver, Inc. and Andrew Sweet dated July 31, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.52
Indemnity Agreement by and between Quiksilver, Inc. and M. Steven Langman dated July 31, 2009 (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.53
Amendment to Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto.

10.54
Amendment to Euro Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto.

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