Form 10-Q
period 2010-01-31
QUIKSILVER INC
filed 2010-03-12
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at
March 5, 2010 was 128,876,730

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,
In thousands, except per share amounts	2010	2009
Revenues, net	$432,737	$443,278
Cost of goods sold	210,588	236,115

Gross profit	222,149	207,163

Selling, general and administrative expense	203,160	206,818

Operating income	18,989	345

Interest expense	21,873	14,154
Foreign currency (gain) loss	(1,979)	1,430
Other expense (income)	5	(574)

Loss before provision for income taxes	(910)	(14,665)

Provision for income taxes	3,674	50,581

Loss from continuing operations	(4,584)	(65,246)
Income (loss) from discontinued operations	76	(128,564)

Net loss	(4,508)	(193,810)
Less: net income attributable to non-controlling interest	(846)	(616)

Net loss attributable to Quiksilver, Inc.	$(5,354)	$(194,426)

Basic and diluted EPS:

Loss per share from continuing operations attributable to Quiksilver, Inc.	$(0.04)	$(0.52)

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc.	$0.00	$(1.01)

Net loss per share attributable to Quiksilver, Inc.	$(0.04)	$(1.53)

Weighted average common shares outstanding	127,648	127,039

Amounts attributable to Quiksilver, Inc.:

Loss from continuing operations	$(5,430)	$(65,862)
Income (loss) from discontinued operations	76	(128,564)

Net loss	$(5,354)	$(194,426)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended January 31,
In thousands	2010	2009
Net loss	$(4,508)	$(193,810)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(23,327)	5,719
Reclassification adjustment for foreign currency translation included in current period loss from discontinued operations	—	(47,850)
Net unrealized income (loss) on derivative instruments, net of tax of $8,024 (2010) and ($168) (2009)	17,355	(892)

Comprehensive loss	(10,480)	(236,833)
Comprehensive loss attributable to non-controlling interest	(846)	(616)

Comprehensive loss attributable to Quiksilver, Inc.	$(11,326)	$(237,449)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
In thousands, except share amounts	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$149,561	$99,516
Restricted cash	49,352	52,706
Trade accounts receivable, less allowances of $48,156 (2010) and $47,211 (2009)	322,959	430,884
Other receivables	28,832	25,615
Inventories	301,216	267,730
Deferred income taxes short-term	63,220	76,638
Prepaid expenses and other current assets	40,698	37,333
Current assets held for sale	86	1,777

Total current assets	955,924	992,199

Fixed assets, less accumulated depreciation and amortization of $246,655 (2010) and $248,557 (2009)	225,320	239,333
Intangible assets, net	141,995	142,954
Goodwill	324,431	333,758
Other assets	76,017	75,353
Deferred income taxes long-term	58,586	69,011

Total assets	$1,782,273	$1,852,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$24,927	$32,592
Accounts payable	203,232	162,373
Accrued liabilities	91,222	116,274
Current portion of long-term debt	93,314	95,231
Income taxes payable	14,202	23,574
Liabilities related to assets held for sale	324	458

Total current liabilities	427,221	430,502

Long-term debt, net of current portion	858,324	911,430
Other long-term liabilities	40,573	46,643

Total liabilities	1,326,118	1,388,575

Stockholders’ equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 185,000,000; issued shares - 131,761,930 (2010) and 131,484,363 (2009)	1,318	1,315
Additional paid-in capital	370,878	368,285
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(6,977)	(1,623)
Accumulated other comprehensive income	89,424	95,396

Total Quiksilver, Inc. stockholders’ equity	447,865	456,595
Non-controlling interest	8,290	7,438

Total stockholders’ equity	456,155	464,033

Total liabilities and stockholders’ equity	$1,782,273	$1,852,608

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended January 31,
In thousands	2010	2009
Cash flows from operating activities:
Net loss	$(4,508)	$(193,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations	(76)	128,564
Depreciation and amortization	13,570	13,303
Stock-based compensation and tax benefit on option exercises	2,132	2,707
Provision for doubtful accounts	3,238	2,945
Loss on disposal of fixed assets	65	185
Foreign currency gain	(1,372)	(322)
Non-cash interest expense	6,519	—
Deferred income taxes	3,893	45,659
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	92,808	89,336
Other receivables	(15)	3,752
Inventories	(44,822)	(72,418)
Prepaid expenses and other current assets	(6,620)	(11,779)
Other assets	(57)	(1,276)
Accounts payable	48,475	21,497
Accrued liabilities and other long-term liabilities	(10,901)	(7,787)
Income taxes payable	(7,278)	6,056

Cash provided by operating activities of continuing operations	95,051	26,612
Cash provided by operating activities of discontinued operations	1,625	2,046

Net cash provided by operating activities	96,676	28,658
Cash flows from investing activities:
Capital expenditures	(10,699)	(10,309)

Cash used in investing activities of continuing operations	(10,699)	(10,309)
Cash provided by investing activities of discontinued operations	—	21,848

Net cash (used in) provided by investing activities	(10,699)	11,539
Cash flows from financing activities:
Borrowings on lines of credit	—	8,454
Payments on lines of credit	(7,999)	(6,981)
Borrowings on long-term debt	27,109	23,222
Payments on long-term debt	(56,367)	(66,868)
Payments of debt issuance costs	(1,823)	—
Stock option exercises, employee stock purchases and tax benefit on option exercises	464	495

Cash used in financing activities of continuing operations	(38,616)	(41,678)
Cash used in financing activities of discontinued operations	—	(11,136)

Net cash used in financing activities	(38,616)	(52,814)
Effect of exchange rate changes on cash	2,684	1,664

Net increase (decrease) in cash and cash equivalents	50,045	(10,953)
Cash and cash equivalents, beginning of period	99,516	53,042

Cash and cash equivalents, end of period	$149,561	$42,089

Supplementary cash flow information:
Cash paid during the period for:
Interest	$8,547	$6,981

Income taxes	$6,603	$5,521

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
Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended January 31, 2010 and 2009. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2009 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.
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
2. New Accounting Pronouncements
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2007, the FASB issued authoritative guidance included in ASC Subtopic 810 “Consolidation,” which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this guidance at the beginning of its fiscal year ending October 31, 2010. In the year of adoption, presentation and disclosure requirements apply retrospectively to all periods presented. These presentation and disclosure requirements resulted in the reclassification of minority interest liability to stockholders’ equity on the accompanying consolidated balance sheets and the movement of minority interest expense to a separate line after net loss on the accompanying consolidated statements of operations. Other than these presentation and disclosure changes, the adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued authoritative guidance included in ASC Subtopic 815 “Derivatives and Hedging,” which requires enhanced disclosures to enable investors to better understand how and why derivatives are used and their effects on an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance at the beginning of its fiscal quarter ending April 30, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 8 for certain required disclosures related to this guidance.
In April 2009, the FASB issued authoritative guidance included in ASC Subtopic 825 “Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance is effective for interim periods ending after June 15, 2009 and the Company adopted this guidance during the three months ending July 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 8 for certain required disclosures related to this guidance.
3. Earnings per Share and Stock-Based Compensation
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method. For the three months ended January 31, 2010 and 2009, the weighted average common shares outstanding, assuming dilution, does not include 1,058,000 and 658,000, respectively, of dilutive stock options and shares of restricted stock, nor 1,811,000 and zero, respectively, of dilutive warrant shares as the effect is anti-dilutive. For the three months ended January 31, 2010 and 2009, additional option shares outstanding of 17,085,000 and 16,332,000, respectively, and additional warrant shares outstanding of 23,843,000 and zero, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive.
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718 “Stock Compensation.” The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the three months ended January 31, 2010 and 2009, options were valued assuming a risk-free interest rate of 2.7% and 2.1%, respectively, volatility of 73.5% and 61.8%, respectively, zero dividend yield, and an expected life of 6.4 and 5.9 years, respectively. The weighted average fair value of options granted was $1.59 and $1.01 for the three months ended January 31, 2010 and 2009, respectively. The Company records

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of January 31, 2010, the Company had approximately $5.9 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.3 years. Stock-based compensation expense was included as selling, general and administrative expense for the period.
Changes in shares under option for the three months ended January 31, 2010 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value
Outstanding, October 31, 2009	15,909,101	$7.32
Granted	1,835,000	2.35
Exercised	—	—		$—
Canceled	(613,000)	8.64

Outstanding, January 31, 2010	17,131,101	$6.74	6.0	$621

Options exercisable, January 31, 2010	10,655,020	$9.11	4.0	$89

Changes in non-vested shares under option for the three months ended January 31, 2010 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2009	5,698,070	$1.90
Granted	1,835,000	1.59
Vested	(853,655)	4.06
Canceled	(203,334)	3.00

Non-vested, January 31, 2010	6,476,081	$1.49

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests from three to five years.
Changes in restricted stock for the three months ended January 31, 2010 are as follows:

Shares
Outstanding, October 31, 2009	1,022,003
Granted	—
Vested	(10,000)
Forfeited	—

Outstanding, January 31, 2010	1,012,003

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. As of January 31, 2010, there had been no acceleration of the amortization period. As of January 31, 2010, the Company had approximately $0.9 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.7 years.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Inventories
Inventories consist of the following:

	January 31,	October 31,
In thousands	2010	2009
Raw materials	$6,289	$6,904
Work in-process	2,025	5,230
Finished goods	292,902	255,596

	$301,216	$267,730

5. Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	January 31, 2010			October 31, 2009
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$19,163	$(6,991)	$12,172	$19,472	$(6,745)	$12,727
Amortizable licenses	11,875	(8,511)	3,364	12,237	(8,464)	3,773
Other amortizable intangibles	8,293	(4,829)	3,464	8,318	(4,695)	3,623
Non-amortizable trademarks	122,995	—	122,995	122,831	—	122,831

	$162,326	$(20,331)	$141,995	$162,858	$(19,904)	$142,954

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the three months ended January 31, 2010 and 2009 was $0.6 million and $0.8 million, respectively. Annual amortization expense is estimated to be approximately $3.0 million in the fiscal years ending October 31, 2010 through 2013, and approximately $1.9 million in the fiscal year ending October 31, 2014.
Goodwill related to the Company’s operating segments is as follows:

	January 31,	October 31,
In thousands	2010	2009
Americas	$77,904	$77,891
Europe	177,283	184,802
Asia/Pacific	69,244	71,065

	$324,431	$333,758

Goodwill decreased approximately $9.3 million during the three months ended January 31, 2010, primarily as a result of the effect of changes in foreign currency exchange rates.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	January 31,	October 31,
In thousands	2010	2009
Foreign currency translation adjustment	$88,624	$111,951
Gain (loss) on cash flow hedges	800	(16,555)

	$89,424	$95,396

7. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 3% of the Company’s net revenues from continuing operations for the three months ended January 31, 2010 and 2009.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating segments is as follows:

	Three Months Ended January 31,
In thousands	2010	2009
Revenues, net:
Americas	$186,961	$203,413
Europe	177,877	181,698
Asia/Pacific	67,052	57,590
Corporate operations	847	577

	$432,737	$443,278

Gross profit:
Americas	$81,015	$75,666
Europe	104,253	100,766
Asia/Pacific	37,043	30,701
Corporate operations	(162)	30

	$222,149	$207,163

SG&A expense:
Americas	$76,361	$92,006
Europe	85,804	78,765
Asia/Pacific	31,377	26,916
Corporate operations	9,618	9,131

	$203,160	$206,818

Operating income (loss):
Americas	$4,654	$(16,340)
Europe	18,449	22,001
Asia/Pacific	5,666	3,785
Corporate operations	(9,780)	(9,101)

	$18,989	$345

Identifiable assets:
Americas	$556,186	$630,736
Europe	889,137	847,966
Asia/Pacific	274,905	232,958
Corporate operations	62,045	48,158

	$1,782,273	$1,759,818

8. Derivative Financial Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to its variable rate debt. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses various foreign currency exchange contracts and intercompany loans. In addition, interest rate caps are used to manage the Company’s exposure to the risk of fluctuations in interest rates.
The Company accounts for all of its cash flow hedges under ASC 815, “Derivatives and Hedging,” which requires companies to recognize all derivative instruments as either assets or

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of January 31, 2010, the Company was hedging forecasted transactions expected to occur through October 2011. Assuming January 31, 2010 exchange rates remain constant, $0.8 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 21 months.
For the three months ended January 31, 2010, the effective portions of gains on derivative instruments in the consolidated statement of operations were as follows:

	Three Months Ended January 31, 2010
In thousands	Amount	Location
Gain recognized in OCI on derivatives	$17,974	Other comprehensive income
Gain reclassified from accumulated OCI into income	$5,498	Cost of goods sold
Gain reclassified from accumulated OCI into income	$53	Foreign currency gain
Gain recognized in income on derivatives	$816	Foreign currency gain
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
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of January 31, 2010, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and to hedge interest rate fluctuations:

		Notional
In thousands	Commodity	Amount	Maturity	Fair Value
United States dollars	Inventory	$368,738	Feb 2010 – Oct 2011	$2,161
Swiss francs	Accounts receivable	6,882	Feb 2010 – Oct 2010	(92)
British pounds	Accounts receivable	18,374	Feb 2010 – Jul 2010	(251)
Interest rate caps		167,868	Jul 2013	(601)

		$561,862		$1,217

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
The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the consolidated balance sheet as of January 31, 2010:

	January 31, 2010
				Assets
	Fair Value Measurements Using			at Fair Value
In thousands	Level 1	Level 2	Level 3
Derivative assets:
Other receivables	$—	$5,268	$—	$5,268
Other assets	—	3,416	—	3,416
Derivative liabilities:
Accrued liabilities	—	(7,467)	—	(7,467)
Other long-term liabilities	—	—	—	—

Total fair value	$—	$1,217	$—	$1,217

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Litigation, Indemnities and Guarantees
The Company is involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition or results of operations.
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of January 31, 2010, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.
10. Condensed Consolidating Financial Information
The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of January 31, 2010 and October 31, 2009 and for the three months ended January 31, 2010 and 2009. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2010, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended January 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$94	$149,793	$291,967	$(9,117)	$432,737
Cost of goods sold	—	87,647	126,398	(3,457)	210,588

Gross profit	94	62,146	165,569	(5,660)	222,149

Selling, general and administrative expense	8,182	66,118	134,584	(5,724)	203,160

Operating (loss) income	(8,088)	(3,972)	30,985	64	18,989

Interest expense	7,181	7,128	7,564	—	21,873
Foreign currency gain	(197)	(14)	(1,768)	—	(1,979)
Equity in earnings and other expense	(7,610)	5	—	7,610	5

(Loss) income before (benefit) provision for income taxes	(7,462)	(11,091)	25,189	(7,546)	(910)

(Benefit) provision for income taxes	(2,108)	(1,593)	7,375	—	3,674

(Loss) income from continuing operations	(5,354)	(9,498)	17,814	(7,546)	(4,584)
Income from discontinued operations	—	—	76	—	76

Net (loss) income	(5,354)	(9,498)	17,890	(7,546)	(4,508)
Less: net income attributable to non-controlling interest	—	(846)	—	—	(846)

Net (loss) income attributable to Quiksilver, Inc.	$(5,354)	$(10,344)	$17,890	$(7,546)	$(5,354)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended January 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$77	$181,210	$271,545	$(9,554)	$443,278
Cost of goods sold	—	114,496	125,624	(4,005)	236,115

Gross profit	77	66,714	145,921	(5,549)	207,163

Selling, general and administrative expense	11,953	83,865	116,395	(5,395)	206,818

Operating (loss) income	(11,876)	(17,151)	29,526	(154)	345

Interest expense	10,625	534	2,995	—	14,154
Foreign currency (gain) loss	(135)	(21)	1,586	—	1,430
Equity in earnings and other (income) expense	194,768	(400)	(174)	(194,768)	(574)

(Loss) income before (benefit) provision for income taxes	(217,134)	(17,264)	25,119	194,614	(14,665)

(Benefit) provision for income taxes	(2,823)	46,025	7,379	—	50,581

(Loss) income from continuing operations	(214,311)	(63,289)	17,740	194,614	(65,246)
Income (loss) from discontinued operations	19,885	(2,722)	(146,237)	510	(128,564)

Net loss	(194,426)	(66,011)	(128,497)	195,124	(193,810)
Less: net (income) loss attributable to non-controlling interest	—	(667)	51	—	(616)

Net (loss) income attributable to Quiksilver, Inc.	$(194,426)	$(66,678)	$(128,446)	$195,124	$(194,426)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At January 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$29	$62,823	$86,709	$—	$149,561
Restricted cash	—	—	49,352	—	49,352
Trade accounts receivable, net	—	113,840	209,119	—	322,959
Other receivables	735	4,879	23,218	—	28,832
Inventories	—	93,169	208,690	(643)	301,216
Deferred income taxes	—	8,603	54,617	—	63,220
Prepaid expenses and other current assets	13,468	8,582	18,648	—	40,698
Current assets held for sale	—	—	86	—	86

Total current assets	14,232	291,896	650,439	(643)	955,924

Fixed assets, net	3,987	68,922	152,411	—	225,320
Intangible assets, net	2,940	50,171	88,884	—	141,995
Goodwill	—	118,111	206,320	—	324,431
Investment in subsidiaries	918,912	—	—	(918,912)	—
Other assets	7,186	17,667	51,164	—	76,017
Deferred income taxes long-term	—	(28,017)	86,603	—	58,586

Total assets	$947,257	$518,750	$1,235,821	$(919,555)	$1,782,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$24,927	$—	$24,927
Accounts payable	1,238	83,869	118,125	—	203,232
Accrued liabilities	13,634	22,602	54,986	—	91,222
Current portion of long-term debt	—	825	92,489	—	93,314
Income taxes payable	—	3,355	10,847	—	14,202
Intercompany balances	84,520	(117,789)	33,269	—	—
Current liabilities of assets held for sale	—	15	309	—	324

Total current liabilities	99,392	(7,123)	334,952	—	427,221

Long-term debt, net of current portion	400,000	113,493	344,831	—	858,324
Other long-term liabilities	—	36,624	3,949	—	40,573

Total liabilities	499,392	142,994	683,732	—	1,326,118

Stockholders’/invested equity	447,865	375,756	552,089	(919,555)	456,155

Total liabilities and stockholders’ equity	$947,257	$518,750	$1,235,821	$(919,555)	$1,782,273

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At October 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$321	$1,135	$98,060	$—	$99,516
Restricted cash	—	—	52,706	—	52,706
Trade accounts receivable, net	—	150,540	280,344	—	430,884
Other receivables	854	4,869	19,892	—	25,615
Inventories	—	86,501	182,006	(777)	267,730
Deferred income taxes	—	8,658	67,980	—	76,638
Prepaid expenses and other current assets	12,981	11,039	13,313	—	37,333
Current assets held for sale	—	—	1,777	—	1,777

Total current assets	14,156	262,742	716,078	(777)	992,199

Fixed assets, net	4,323	71,265	163,745	—	239,333
Intangible assets, net	2,886	50,426	89,642	—	142,954
Goodwill	—	118,111	215,647	—	333,758
Investment in subsidiaries	952,358	—	—	(952,358)	—
Other assets	7,522	18,947	48,884	—	75,353
Deferred income taxes long-term	—	(28,017)	97,028	—	69,011

Total assets	$981,245	$493,474	$1,331,024	$(953,135)	$1,852,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$—	$32,592	$—	$32,592
Accounts payable	1,594	60,003	100,776	—	162,373
Accrued liabilities	7,357	27,084	81,833	—	116,274
Current portion of long-term debt	—	1,140	94,091	—	95,231
Income taxes payable	—	9,174	14,400	—	23,574
Intercompany balances	115,699	(129,624)	13,925	—	—
Current liabilities related to assets held for sale	—	15	443	—	458

Total current liabilities	124,650	(32,208)	338,060	—	430,502

Long-term debt, net of current portion	400,000	110,829	400,601	—	911,430
Other long-term liabilities	—	36,984	9,659	—	46,643

Total liabilities	524,650	115,605	748,320	—	1,388,575

Stockholders’/invested equity	456,595	377,869	582,704	(953,135)	464,033

Total liabilities and stockholders’ equity	$981,245	$493,474	$1,331,024	$(953,135)	$1,852,608

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended January 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,354)	$(9,498)	$17,890	$(7,546)	$(4,508)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	—	—	(76)	—	(76)
Depreciation and amortization	366	5,688	7,516	—	13,570
Stock-based compensation	2,132	—	—	—	2,132
Provision for doubtful accounts	—	1,321	1,917	—	3,238
Equity in earnings	(7,610)	—	—	7,610	—
Non-cash interest expense	317	3,787	2,415	—	6,519
Deferred income taxes	—	—	3,893	—	3,893
Other adjustments to reconcile net (loss) income	(165)	9	(1,151)	—	(1,307)
Changes in operating assets and liabilities:
Trade accounts receivable	—	35,378	57,430	—	92,808
Inventories	—	(6,662)	(38,096)	(64)	(44,822)
Other operating assets and liabilities	5,497	17,352	755	—	23,604

Cash (used in) provided by operating activities of continuing operations	(4,817)	47,375	52,493	—	95,051
Cash (used in) provided by operating activities of discontinued operations	—	—	1,625	—	1,625

Net cash (used in) provided by operating activities	(4,817)	47,375	54,118	—	96,676
Cash flows from investing activities:
Capital expenditures	(118)	(3,330)	(7,251)	—	(10,699)

Cash used in investing activities of continuing operations	(118)	(3,330)	(7,251)	—	(10,699)
Cash used in investing activities of discontinued operations	—	—	—	—	—

Net cash used in investing activities	(118)	(3,330)	(7,251)	—	(10,699)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	—	—
Payments on lines of credit	—	—	(7,999)	—	(7,999)
Payments of debt issuance costs	—	—	(1,823)	—	(1,823)
Borrowings on long-term debt	—	22,735	4,374	—	27,109
Payments on long-term debt	—	(23,049)	(33,318)	—	(56,367)
Stock option exercises, employee stock purchases and tax benefit on option exercises	464	—	—	—	464
Intercompany	4,179	17,957	(22,136)	—	—

Cash provided by (used in) financing activities of continuing operations	4,643	17,643	(60,902)	—	(38,616)
Cash used in financing activities of discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	4,643	17,643	(60,902)	—	(38,616)
Effect of exchange rate changes on cash	—	—	2,684	—	2,684

Net (decrease) increase in cash and cash equivalents	(292)	61,688	(11,351)		50,045
Cash and cash equivalents, beginning of period	321	1,135	98,060	—	99,516

Cash and cash equivalents, end of period	$29	$62,823	$86,709	$—	$149,561

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended January 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(194,426)	$(66,011)	$(128,497)	$195,124	$(193,810)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(19,885)	2,722	146,237	(510)	128,564
Depreciation and amortization	353	6,451	6,499	—	13,303
Stock-based compensation	2,707	—	—	—	2,707
Provision for doubtful accounts	—	1,148	1,797	—	2,945
Equity in earnings	194,768	—	—	(194,768)	—
Deferred income taxes	—	47,940	(2,281)	—	45,659
Other adjustments to reconcile net loss	(136)	5	(6)	—	(137)
Changes in operating assets and liabilities:
Trade accounts receivable	—	49,219	40,117	—	89,336
Inventories	—	(23,699)	(48,363)	(356)	(72,418)
Other operating assets and liabilities	(1,774)	21,096	(8,859)	—	10,463

Cash (used in) provided by operating activities of continuing operations	(18,393)	38,871	6,644	(510)	26,612
Cash (used in) provided by operating activities of discontinued operations	(19,885)	45,099	(23,678)	510	2,046

Net cash (used in) provided by operating activities	(38,278)	83,970	(17,034)	—	28,658
Cash flows from investing activities:
Capital expenditures	(3,484)	(2,297)	(4,528)	—	(10,309)

Cash used in investing activities of continuing operations	(3,484)	(2,297)	(4,528)	—	(10,309)
Cash provided by investing activities of discontinued operations	—	—	21,848	—	21,848

Net cash (used in) provided by investing activities	(3,484)	(2,297)	17,320	—	11,539
Cash flows from financing activities:
Borrowings on lines of credit	—	—	8,454	—	8,454
Payments on lines of credit	—	—	(6,981)	—	(6,981)
Borrowings on long-term debt	—	22,206	1,016	—	23,222
Payments on long-term debt	—	(43,286)	(23,582)	—	(66,868)
Stock option exercises, employee stock purchases and tax benefit on option exercises	495	—	—	—	495
Intercompany	41,272	(56,456)	15,184	—	—

Cash provided by (used in) financing activities of continuing operations	41,767	(77,536)	(5,909)	—	(41,678)
Cash used in financing activities of discontinued operations	—	—	(11,136)	—	(11,136)

Net cash provided by (used in) financing activities	41,767	(77,536)	(17,045)	—	(52,814)
Effect of exchange rate changes on cash	—	—	1,664	—	1,664

Net increase (decrease) in cash and cash equivalents	5	4,137	(15,095)	—	(10,953)
Cash and cash equivalents, beginning of period	18	2,666	50,358	—	53,042

Cash and cash equivalents, end of period	$23	$6,803	$35,263	$—	$42,089

11. Discontinued Operations
The Company completed the sale of its Rossignol business in November 2008 for a purchase price of approximately $50.8 million, comprised of $38.1 million in cash and $12.7 million which was issued to the Company as a promissory note. The business sold includes the related brands of Rossignol, Dynastar, Look and Lange. The Company used the cash proceeds from the sale to pay for related transaction costs and reduce its indebtedness. The promissory note was canceled in October 2009 in connection with the completion of the final working capital adjustment.
The operating results of discontinued operations, which include both the Rossignol wintersports equipment and apparel businesses, included in the accompanying consolidated statements of operations were as follows:

	Three Months Ended January 31,
In thousands	2010	2009
Revenues, net	$(150)	$14,613

Income (loss) before income taxes	76	(216,636)
Benefit for income taxes	—	(88,072)

Income (loss) from discontinued operations	$76	$(128,564)

The loss from discontinued operations for the three months ended January 31, 2009 includes the loss on sale of Rossignol of approximately $122.3 million, net of expected tax benefits.
The remaining assets and liabilities of the Company’s discontinued businesses primarily relate to its discontinued Rossignol apparel business. These assets and liabilities are classified as held for sale on the accompanying consolidated balance sheets.
12. Income Taxes
On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into legislation. The Act allows corporate taxpayers with net operating losses (“NOLs”) for fiscal years ending after 2007 and beginning before 2010 to elect to carry back such NOLs up to five years. This election may be made for only one fiscal year. The Company plans to implement the elective carryback provision with respect to its fiscal year ending October 31, 2010 and has recorded a benefit in its statement of operations for the quarter ended January 31, 2010 of $2.0 million.
On January 31, 2010, the Company’s liability for uncertain tax positions was approximately $149.2 million resulting from unrecognized tax benefits, excluding interest and penalties. During the three months ended January 31, 2010, the Company increased its liability for uncertain tax positions, exclusive of interest and penalties, by $107.0 million. The Company increased its liability by $108.4 million for positions taken in the current period and by $7.2 million for positions taken in prior periods. The Company also reduced its liability by $8.6 million primarily due to a lapse in a statute of limitations. The nature of the net increase relates primarily to intercompany restructuring transactions between foreign affiliates.
During the quarter, the Company recorded a liability of $107.8 million that, if resolved unfavorably, would result in the reduction of tax attributes rather than a cash obligation. On its accompanying consolidated balance sheet, the Company has presented the liability and the corresponding tax attributes on a net basis.
If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $138.7 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations. During the quarter ended January 31, 2010, the Company recorded an expense of approximately $2.7 million relating to interest and penalties, and as of January 31, 2010, the Company had a liability for interest and penalties of $14.9 million.
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from an increase of the liability for unrecognized tax benefits of up to $14 million to a reduction of the liability for unrecognized tax benefits of up to $125 million, excluding penalties and interest.
The Company has completed a federal tax audit in the United States for its fiscal years ending 2004 and 2005 and remains subject to examination for years thereafter. The Company’s significant foreign tax jurisdictions, including France, Australia, and Canada, are subject to normal and regular examination for various tax years generally beginning in fiscal year 2000. The Company is currently under examination in Australia, France and Canada for fiscal years ending through 2008.
13. Restructuring Charges
In connection with its cost reduction efforts, the Company formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). The Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the three months ended January 31, 2010, the Company recorded $3.1 million in severance charges in selling, general and administrative expense, which includes $0.8 million in the Americas segment, $0.3 million in the European segment and $2.0 million in corporate operations. The Company continues to evaluate its cost structure and may incur future charges under the Plan.
Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	& Other	Total
Balance November 1, 2008	$—	$—	$—
Charged to expense	19,769	4,590	24,359
Cash payments	(9,768)	(639)	(10,407)
Adjustments to accrual	(178)	—	(178)
Foreign currency translation	135	—	135

Balance, October 31, 2009	9,958	3,951	13,909

Charged to expense	3,064	—	3,064
Cash payments	(3,946)	(672)	(4,618)
Adjustments to accrual	—	—	—
Foreign currency translation	(19)	—	(19)

Balance, January 31, 2010	$9,057	$3,279	$12,336

14. Debt
     A summary of lines of credit and long-term debt is as follows:

	January 31,	October 31,
In thousands	2010	2009
European short-term credit arrangements	$—	$14
Asia/Pacific short-term lines of credit	24,927	32,578
Americas credit facility	—	—
Americas long-term debt	111,993	109,329
European long-term debt	340,586	389,029
European credit facility	33,002	38,243
Senior notes	400,000	400,000
Deferred purchase price obligation	46,296	49,144
Capital lease obligations and other borrowings	19,761	20,916

	$976,565	$1,039,253

The Company’s current credit facilities allow for total maximum cash borrowings and letters of credit of $331.7 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $87.0 million of borrowings drawn on these credit facilities as of January 31, 2010, and letters of credit issued at that time totaled $46.1 million. The amount of availability for borrowings under these facilities as of January 31, 2010 was $147.5 million, of which $140.4 million was committed. Of this $140.4 million in committed capacity, $140.2 million can also be used for letters of credit. In addition to the $147.5 million of availability for borrowings, the Company also had $51.1 million in additional capacity for letters of credit in Europe and Asia/Pacific as of January 31, 2010. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is currently in compliance with such covenants.
The estimated fair values of the Company’s lines of credit and long-term debt are as follows (in thousands):

	January 31, 2010
	Carrying
	Amount	Fair Value
Lines of credit	$24,927	$24,927
Long-term debt	951,638	911,638

	$976,565	$936,565

The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature.

PART I - FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2009 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.
Over the past 39 years, Quiksilver has been established as a global company representing the casual, youth lifestyle associated with boardriding sports. We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offering expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept which displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear. In 2005, we acquired Skis Rossignol SA, a wintersports and golf equipment company. Our golf equipment operations were subsequently sold in December 2007 and our Rossignol wintersports business was sold in November 2008. Our Rossignol wintersports business, including both equipment and related apparel, is classified as discontinued operations and the assets and related liabilities of our remaining Rossignol apparel business are classified as held for sale in our consolidated financial statements. As a result of this disposition, the following information has been adjusted to exclude our Rossignol businesses.
We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, footwear, accessories and related products. Our products are sold throughout the world, primarily in surf shops, skate shops, snow shops and specialty stores. We currently operate in three segments: the Americas, Europe and Asia/Pacific. Our former wintersports equipment segment has been classified as discontinued operations. The Americas segment includes revenues from the U.S., Canada and Latin America. Our European segment includes revenues from Europe, the Middle East and Africa. Our Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees.
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
Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended
	January 31,
Statements of Operations data	2010	2009
Revenues, net	100.0%	100.0%
Gross profit	51.3	46.7
Selling, general and administrative expense	46.9	46.7

Operating income	4.4	0.1

Interest expense	5.1	3.2
Foreign currency and other (income) expense	(0.5)	0.2

Loss before provision for income taxes	(0.2)%	(3.3)%

Other data

Adjusted EBITDA(1)	8.3%	3.4%

(1)	Adjusted EBITDA is defined as income or loss from continuing operations before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of loss from continuing operations to Adjusted EBITDA:

	Three Months Ended
	January 31,
	2010	2009
Loss from continuing operations	$(5,430)	$(65,862)
Provision for income taxes	3,674	50,581
Interest expense	21,873	14,154
Depreciation and amortization	13,570	13,303
Non-cash stock-based compensation expense	2,132	2,707

Adjusted EBITDA	$35,819	$14,883

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009
Our total net revenues for the three months ended January 31, 2010 decreased 2% to $432.7 million from $443.3 million in the comparable period of the prior year. In constant currency, net revenues decreased 11% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related product lines for our Quiksilver, Roxy, DC and other brands, which include Hawk, Raisins, Leilani, Radio Fiji, Lib Technologies, Gnu and Bent Metal.
In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each reporting segment. As such, this methodology does not account for movements in individual currencies within an operating segment (for example, non-euro currencies within our European segment). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the three months ended January 31, 2010 and 2009:

Historical currency (as reported)	Americas		Europe		Asia/Pacific		Corporate	Total
January 31, 2009	$203,413		$181,698		$57,590		$577	$443,278
January 31, 2010	186,961		177,877		67,052		847	432,737
Percentage (decrease) increase	(8%	)	(2%	)	16%			(2%	)

Constant currency (current year exchange rates)

January 31, 2009	203,413		201,230		78,431		577	483,651
January 31, 2010	186,961		177,877		67,052		847	432,737
Percentage decrease	(8%	)	(12%	)	(15%	)		(11%	)
Revenues in the Americas decreased 8% to $187.0 million for the three months ended January 31, 2010 from $203.4 million in the comparable period of the prior year, while European revenues decreased 2% to $177.9 million from $181.7 million and Asia/Pacific revenues increased 16% to $67.1 million from $57.6 million for those same periods. The decrease in the Americas came primarily from the Roxy and Quiksilver brand revenues across all product categories, partially offset by growth in DC brand revenues. The decrease in Americas’ revenues was attributable to general economic conditions affecting both our retail and wholesale channels, with particular softness in the junior’s market. The increase in DC brand revenues was partially related to the timing of shipments. Europe’s net revenues decreased 12% in constant currency. The currency adjusted revenue decrease in Europe was primarily the result of a decline in our Roxy and Quiksilver brand revenues, partially offset by some growth in DC brand revenues. The decrease in Roxy and Quiksilver brand revenues was generally across all product categories and was attributable to general economic conditions affecting both our retail and wholesale channels, with particular softness in the junior’s market. DC experienced growth in its apparel sales during the period. Asia/Pacific’s net revenues decreased 15% in constant currency. The currency adjusted decrease in Asia/Pacific came primarily from the Roxy brand and, to a lesser extent, from the Quiksilver and DC brands across all major product categories. Our Asia/Pacific segment experienced the same global economic conditions as our larger segments.
Our consolidated gross profit margin for the three months ended January 31, 2010 increased to 51.3% from 46.7% in the comparable period of the prior year. The gross profit in the Americas segment increased to 43.3% from 37.2%, our European segment gross profit margin increased to 58.6% from 55.5%, and our Asia/Pacific segment gross profit margin increased to 55.2% from 53.3% for those same periods. The increase in the Americas segment gross profit margin was primarily caused by less discounting in our wholesale business and, to a lesser extent, in our company-owned retail stores, less clearance business and improved sourcing. Our European segment gross profit margin increased primarily as a result of improved sourcing and, to a lesser extent, improved margins on clearance business and a greater mix of retail versus wholesale sales. In our Asia/Pacific segment, the gross profit margin increase was primarily due to improved retail and wholesale margins in Japan as compared to the prior year.
Our selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2010 decreased 2% to $203.2 million from $206.8 million in the comparable period of the prior year. In the Americas segment, SG&A expenses decreased 17% to $76.4 million from $92.0 million in the comparable period of the prior year, while our European segment SG&A increased 9% to $85.8 million from $78.8 million, and our Asia/Pacific segment SG&A increased 17% to $31.4 million from $26.9 million for those same periods. As a percentage of revenues, our consolidated SG&A increased to 46.9% for the three months ended January 31, 2010 from 46.7% for the three months ended January 31, 2009. In the Americas, SG&A as a percentage of revenues decreased to 40.8% compared to 45.2% the year before. In Europe, SG&A as a percentage of revenues increased to 48.2% from 43.3% and in Asia/Pacific, SG&A as a percentage of revenues increased to 46.8% from 46.7% for those same periods. The decrease in SG&A as a percentage of revenues in our Americas segment was primarily due our fiscal 2009 cost cutting measures and, to a lesser extent, lower volume related expenses. Expense reductions were partially offset by approximately $0.8 million in severance related charges in connection with staff reductions in the first quarter of fiscal 2010. The increase in SG&A as a percentage of revenues in our European segment was primarily caused by lower revenues and the costs of operating additional retail stores. Europe’s SG&A decreased 2% in constant currency. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues is primarily related to lower revenues. Asia/Pacific’s SG&A decreased 14% in constant currency.
Interest expense for the three months ended January 31, 2010 increased to $21.9 million from $14.2 million in the comparable period of the prior year primarily as a result of higher interest rates associated with our new debt structure, although $6.5 million of the $21.9 million was non-cash interest expense.
Our foreign currency gain amounted to $2.0 million for the three months ended January 31, 2010 compared to a loss of $1.4 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities and the settlement of certain foreign currency exchange contracts.
Our income tax expense for the three months ended January 31, 2010 was $3.7 million compared to $50.6 million in the comparable period of the prior year. Despite having a consolidated loss for the three months ended January 31, 2010, we recorded profit in certain foreign jurisdictions resulting in income tax expense in those jurisdictions. Income tax expense in the comparable period of the prior year was unfavorably impacted by a non-cash valuation allowance recorded against our deferred tax assets in the United States.
Our loss from continuing operations for the three months ended January 31, 2010 decreased to $5.4 million or $0.04 per share on a diluted basis, compared to $65.9 million or $0.52 per share on a diluted basis in the comparable period of the prior year. Adjusted EBITDA increased to $35.8 million from $14.9 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of senior notes to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness, and in July 2009, we closed a $153.1 million five year senior secured term loan to provide additional liquidity to our business.

As of January 31, 2010, we had a total of approximately $977 million of indebtedness. For the three months ended January 31, 2010, we recorded approximately $21.9 million of net interest expense.
We are highly leveraged; however, we believe that our cash flows from operations, together with our existing credit facilities and term loans will be adequate to fund our capital requirements for at least the next twelve months. We also believe that our short-term uncommitted lines of credit in Asia/Pacific will continue to be made available. If these lines of credit are not made available, we could be adversely affected.
Cash Flows
Operating activities from continuing operations provided cash of $95.1 million in the three months ended January 31, 2010 compared to $26.6 million in the three months ended January 31, 2009. This $68.5 million increase in cash provided was primarily due to decreases in our net loss and other non-cash charges of $24.3 million and reductions in working capital of $44.2 million.
Capital expenditures from continuing operations totaled $10.7 million for the three months ended January 31, 2010, compared to $10.3 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer, warehouse and manufacturing equipment. We had no acquisitions during the three month period ended January 31, 2010.
During the three months ended January 31, 2010, net cash used in financing activities from continuing operations totaled $38.6 million, compared to $41.7 million in the comparable period of the prior year. Cash used primarily related to the repayment of debt.
The net increase in cash and cash equivalents for the three months ended January 31, 2010 was $50.0 million compared to a decrease of $11.0 million in the comparable period of the prior year. Cash and cash equivalents totaled $149.6 million at January 31, 2010 compared to $99.5 million at October 31, 2009, while working capital was $528.7 million at January 31, 2010 compared to $561.7 million at October 31, 2009.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 25% to $323.0 million at January 31, 2010 from $430.9 million at October 31, 2009. Accounts receivable in our Americas segment decreased 22% to $155.0 million at January 31, 2010 from $198.5 million at October 31, 2009, European segment accounts receivable decreased 23% to $130.8 million from $170.4 million and Asia/Pacific segment accounts receivable decreased 40% to $37.2 million from $62.0 million. Compared to January 31, 2009, accounts receivable decreased 22% in the Americas segment, decreased 7% in our European segment and increased 5% in our Asia/Pacific segment. Adjusting for the effects of foreign currency exchange rates, consolidated trade accounts receivable decreased 19% compared to January 31, 2009. Included in accounts receivable at January 31, 2010 are approximately $17.6 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding decreased by approximately 8 days at January 31, 2010 compared to January 31, 2009.
Consolidated inventories increased 13% to $301.2 million at January 31, 2010 from $267.7 million at October 31, 2009. Inventories in the Americas segment increased 7% to $117.5 million from $109.8 million at October 31, 2009, European segment inventories increased 29% to $122.7 million from $95.5 million and Asia/Pacific segment inventories decreased 2% to $61.0 million from $62.4 million. Compared to January 31, 2009, inventories decreased 39% in the Americas segment, decreased 8% in our European segment and increased 16% in our Asia/Pacific segment. Adjusting for the effects of foreign currency exchange rates, our consolidated inventories decreased 27% compared to January 31, 2009. Consolidated average annual inventory turnover was approximately 3.4 at January 31, 2010 compared to approximately 3.2 at January 31, 2009.
Commitments
There have been no material changes in our contractual obligations since October 31, 2009.

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
On November 1, 2007, we adopted the authoritative guidance included in ASC 740, “Income Taxes.” This guidance clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of ASC 740 can create significant variability in our tax rate from period to period upon changes in or adjustments to our uncertain tax positions.
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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in interest rates that affect interest expense.
Foreign Currency and Derivatives
We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported results and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for Quiksilver Europe because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. In addition, the statements of operations of Quiksilver Asia/Pacific are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for Quiksilver Asia/Pacific when the U.S. dollar is stronger in comparison to the Australian dollar or Japanese yen.
European revenues decreased 12% in euros during the three months ended January 31, 2010 compared to the three months ended January 31, 2009. As measured in U.S. dollars and reported in our consolidated statements of operations, European revenues decreased 2% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year.
Asia/Pacific revenues decreased 15% in Australian dollars during the three months ended January 31, 2010 compared to the three months ended January 31, 2009. As measured in U.S. dollars and reported in our consolidated statements of operations, Asia/Pacific revenues increased 16% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year.
Our other foreign currency and interest rate risks are discussed in our Annual Report on Form 10-K for the year ended October 31, 2009 in Item 7A.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2010.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 5.   Exhibits

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

10.1
Amendment to Employment Agreement between Craig Stevenson and Quiksilver, Inc. dated December 16, 2009 (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009). (1)

10.2
Amendments to executive officer base salaries effective as of November 1, 2009 (incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009). (1)

10.3
Amendment to Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009).

10.4
Amendment to Euro Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009).

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

QUIKSILVER, INC., a Delaware corporation
March 12, 2010	/s/ Brad L. Holman
Brad L. Holman
Senior Vice President and Corporate Controller (Principal Accounting Officer)