Form 10-Q
period 2010-04-30
QUIKSILVER INC
filed 2010-06-09
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
June 4, 2010 was 132,596,464

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,
In thousands, except per share amounts	2010	2009
Revenues, net	$468,289	$494,173
Cost of goods sold	219,002	261,055

Gross profit	249,287	233,118

Selling, general and administrative expense	213,416	202,589

Operating income	35,871	30,529

Interest expense	21,039	13,552
Foreign currency (gain) loss	(4,614)	1,926
Other (income) expense	(5)	172

Income before provision for income taxes	19,451	14,879

Provision for income taxes	9,419	9,528

Income from continuing operations	10,032	5,351
Income (loss) from discontinued operations, net of tax	602	(2,132)

Net income	10,634	3,219
Less: net income attributable to non-controlling interest	(1,210)	(406)

Net income attributable to Quiksilver, Inc.	$9,424	$2,813

Income per share from continuing operations attributable to Quiksilver, Inc.	$0.07	$0.04

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc.	$0.00	$(0.02)

Net income per share attributable to Quiksilver, Inc.	$0.07	$0.02

Income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$0.06	$0.04

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.00	$(0.02)

Net income per share attributable to Quiksilver, Inc., assuming dilution	$0.06	$0.02

Weighted average common shares outstanding	128,090	127,324

Weighted average common shares outstanding, assuming dilution	145,376	128,091

Amounts attributable to Quiksilver, Inc.:
Income from continuing operations	$8,822	$4,945
Income (loss) from discontinued operations	602	(2,132)

Net income	$9,424	$2,813

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended April 30,
In thousands	2010	2009
Net income	$10,634	$3,219
Other comprehensive income:
Foreign currency translation adjustment	1,054	26,845
Net unrealized gain (loss) on derivative instruments, net of tax of $3,952 (2010) and $(7,161) (2009)	6,984	(10,747)

Comprehensive income	18,672	19,317
Comprehensive income attributable to non-controlling interest	(1,210)	(406)

Comprehensive income attributable to Quiksilver, Inc.	$17,462	$18,911

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended April 30,
In thousands, except per share amounts	2010	2009
Revenues, net	$901,026	$937,451
Cost of goods sold	429,590	497,170

Gross profit	471,436	440,281

Selling, general and administrative expense	416,576	409,407

Operating income	54,860	30,874

Interest expense	42,912	27,706
Foreign currency (gain) loss	(6,593)	3,356
Other expense (income)	—	(402)

Income before provision for income taxes	18,541	214

Provision for income taxes	13,093	60,109

Income (loss) from continuing operations	5,448	(59,895)
Income (loss) from discontinued operations, net of tax	678	(130,696)

Net income (loss)	6,126	(190,591)
Less: net income attributable to non-controlling interest	(2,056)	(1,022)

Net income (loss) attributable to Quiksilver, Inc.	$4,070	$(191,613)

Income (loss) per share from continuing operations attributable to Quiksilver, Inc.	$0.03	$(0.48)

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc.	$0.01	$(1.03)

Net income (loss) per share attributable to Quiksilver, Inc.	$0.03	$(1.51)

Income (loss) per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$0.02	$(0.48)

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.00	$(1.03)

Net income (loss) per share attributable to Quiksilver, Inc., assuming dilution	$0.03	$(1.51)

Weighted average common shares outstanding	127,875	127,157

Weighted average common shares outstanding, assuming dilution	139,622	127,157

Amounts attributable to Quiksilver, Inc.:
Income (loss) from continuing operations	$3,392	$(60,917)
Income (loss) from discontinued operations	678	(130,696)

Net income (loss)	$4,070	$(191,613)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six months ended April 30,
In thousands	2010	2009
Net income (loss)	$6,126	$(190,591)
Other comprehensive income (loss):
Foreign currency translation adjustment	(22,273)	32,564
Reclassification adjustment for foreign currency translation included in prior period loss from discontinued operations	—	(47,850)
Net unrealized gain (loss) on derivative instruments, net of tax of $11,976 (2010) and $(7,329) (2009)	24,339	(11,639)

Comprehensive income (loss)	8,192	(217,516)
Comprehensive income attributable to non-controlling interest	(2,056)	(1,022)

Comprehensive income (loss) attributable to Quiksilver, Inc.	$6,136	$(218,538)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
In thousands, except share amounts	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$145,329	$99,516
Restricted cash	—	52,706
Trade accounts receivable, less allowances of $52,177 (2010) and $47,211 (2009)	333,267	430,884
Other receivables	30,253	25,615
Inventories	226,419	267,730
Deferred income taxes short-term	45,569	76,638
Prepaid expenses and other current assets	41,912	37,333
Current assets held for sale	178	1,777

Total current assets	822,927	992,199

Fixed assets, less accumulated depreciation and amortization of $249,591 (2010) and $248,557 (2009)	220,586	239,333
Intangible assets, net	141,397	142,954
Goodwill	322,096	333,758
Other assets	71,334	75,353
Deferred income taxes long-term	54,259	69,011

Total assets	$1,632,599	$1,852,608

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$14,886	$32,592
Accounts payable	137,354	162,373
Accrued liabilities	84,456	116,274
Current portion of long-term debt	45,198	95,231
Income taxes payable	5,739	23,574
Liabilities related to assets held for sale	260	458

Total current liabilities	287,893	430,502

Long-term debt, net of current portion	817,896	911,430
Other long-term liabilities	41,563	46,643

Total liabilities	1,147,352	1,388,575

Equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 285,000,000; issued shares — 135,473,998 (2010) and 131,484,363 (2009)	1,355	1,315
Additional paid-in capital	381,267	368,285
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings (accumulated deficit)	2,447	(1,623)
Accumulated other comprehensive income	97,462	95,396

Total Quiksilver, Inc. stockholders’ equity	475,753	456,595
Non-controlling interest	9,494	7,438

Total equity	485,247	464,033

Total liabilities and equity	$1,632,599	$1,852,608

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,
In thousands	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,126	$(190,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(678)	130,696
Depreciation and amortization	27,023	26,738
Stock-based compensation and tax benefit on option exercises	10,135	4,372
Provision for doubtful accounts	10,144	8,965
(Gain) loss on disposal of fixed assets	(728)	2,721
Foreign currency gain	(2,758)	(144)
Non-cash interest expense	12,930	—
Equity in earnings	183	455
Deferred income taxes	16,709	44,848
Changes in operating assets and liabilities, net of the effect from business acquisitions:
Trade accounts receivable	73,053	55,579
Other receivables	4,942	20,171
Inventories	29,466	9,259
Prepaid expenses and other current assets	(10,430)	(7,696)
Other assets	4,004	(2,641)
Accounts payable	(18,177)	(63,580)
Accrued liabilities and other long-term liabilities	(14,422)	(24,688)
Income taxes payable	(16,297)	21,170

Cash provided by operating activities of continuing operations	131,225	35,634
Cash provided by operating activities of discontinued operations	3,287	8,801

Net cash provided by operating activities	134,512	44,435
Cash flows from investing activities:
Capital expenditures	(18,839)	(21,510)
Changes in restricted cash	52,706	—

Cash provided by (used in) investing activities of continuing operations	33,867	(21,510)
Cash provided by investing activities of discontinued operations	—	21,848

Net cash provided by investing activities	33,867	338
Cash flows from financing activities:
Borrowings on lines of credit	—	8,613
Payments on lines of credit	(16,707)	(21,941)
Payments of debt issuance costs	(1,823)	—
Borrowings on long-term debt	32,410	144,546
Payments on long-term debt	(136,972)	(142,202)
Stock option exercises, employee stock purchases and tax benefit on option exercises	2,888	495

Cash used in financing activities of continuing operations	(120,204)	(10,489)
Cash used in financing activities of discontinued operations	—	(11,136)

Net cash used in financing activities	(120,204)	(21,625)

Effect of exchange rate changes on cash	(2,362)	(2,138)

Net increase in cash and cash equivalents	45,813	21,010
Cash and cash equivalents, beginning of period	99,516	53,042

Cash and cash equivalents, end of period	$145,329	$74,052

Supplementary cash flow information:
Cash paid (received) during the period for:
Interest	$28,961	$26,144

Income taxes	$8,628	$(177)

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

Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2010 and 2009. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2009 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

In November 2008, the Company sold its Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange, and in December 2007, the Company sold its golf equipment business. As a result, the Company has classified its Rossignol wintersports and golf equipment businesses as discontinued operations for all periods presented.

The Company is highly leveraged; however, management believes that its cash flows from operations, together with its existing credit facilities and term loans will be adequate to fund the Company’s capital requirements for at least the next twelve months. The Company also believes that its short-term uncommitted lines of credit in Asia/Pacific will continue to be made available. If these lines of credit are not made available, the Company could be adversely affected.
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
prospective business acquisitions. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance included in ASC Subtopic 810 “Consolidation,” which requires non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this guidance at the beginning of its fiscal year ending October 31, 2010. In the year of adoption, presentation and disclosure requirements apply retrospectively to all periods presented. These presentation and disclosure requirements resulted in the reclassification of minority interest liability to stockholders’ equity on the accompanying consolidated balance sheets and the movement of minority interest expense to a separate line after net income (loss) on the accompanying consolidated statements of operations. Other than these presentation and disclosure changes, the adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued authoritative guidance included in ASC Subtopic 815 “Derivatives and Hedging,” which requires enhanced disclosures to enable investors to better understand how and why derivatives are used and their effects on an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance at the beginning of its fiscal quarter ended April 30, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 8 for certain required disclosures related to this guidance.

In April 2009, the FASB issued authoritative guidance included in ASC Subtopic 825 “Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This guidance is effective for interim periods ending after June 15, 2009 and the Company adopted this guidance during the three months ended July 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 8 for certain required disclosures related to this guidance.
3.	Earnings per Share and Stock-Based Compensation
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method. For the three months ended April 30, 2010 and 2009, the weighted average common shares outstanding, assuming dilution, includes 3,828,000 and 767,000, respectively, of dilutive stock options and shares of restricted stock, and 13,458,000 and zero, respectively, of dilutive warrant shares. For the six months ended April 30, 2010, the weighted average common shares outstanding, assuming dilution, includes 2,147,000 dilutive stock options and shares of restricted stock, as well as 9,600,000 dilutive warrant shares. For the six months ended April 30, 2009, the weighted average common shares outstanding, assuming dilution, does not include 713,000 dilutive stock options and shares of restricted stock as the effect is anti-dilutive. For the three months ended April 30, 2010 and 2009, additional option shares outstanding of 13,377,000 and 15,743,000, respectively, and additional warrant shares outstanding of 12,196,000 and zero, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive. For the six months ended April 30, 2010 and 2009, additional option shares outstanding of 14,426,000 and 15,743,000, respectively, and additional warrant shares outstanding of 16,054,000 and zero, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718 “Stock Compensation.” The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the six months ended April 30, 2010 and 2009, options were valued assuming a risk-free interest rate of 2.7% and 2.0%, respectively, volatility of 73.8% and 62.8%, respectively, zero dividend yield, and an expected life of 6.4 and 5.9 years, respectively. The weighted average fair value of options granted was $1.82 and $0.97 for the six months ended April 30, 2010 and 2009, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of April 30, 2010, the Company had approximately $5.4 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years. Stock-based compensation expense was included as selling, general and administrative expense for the period.
Changes in shares under option for the six months ended April 30, 2010 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value
Outstanding, October 31, 2009	15,909,101	$7.32
Granted	2,272,500	2.68
Exercised	(612,068)	3.97		$568
Canceled	(2,596,075)	8.72

Outstanding, April 30, 2010	14,973,458	$6.51	6.3	$22,165

Options exercisable, April 30, 2010	8,471,309	$9.35	4.2	$3,310

Changes in non-vested shares under option for the six months ended April 30, 2010 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2009	5,698,070	$1.90
Granted	2,272,500	1.82
Vested	(1,188,250)	3.63
Canceled	(280,171)	3.16

Non-vested, April 30, 2010	6,502,149	$1.51

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests from three to five years. In March 2010, the Company’s shareholders approved a grant of 3 million shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, 1,200,000 shares vested during the six months ended April 30, 2010, with the remaining 1,800,000 shares to vest in three equal, annual installments beginning in April 2011.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in restricted stock for the six months ended April 30, 2010 are as follows:

Shares
Outstanding, October 31, 2009	1,022,003
Granted	3,110,000
Vested	(1,226,666)
Forfeited	(10,000)

Outstanding, April 30, 2010	2,895,337

Compensation expense for restricted stock is determined based on the fair value at the date of grant, adjusted for forfeitures. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. As of April 30, 2010, there had been no acceleration of the amortization period. As of April 30, 2010, the Company had approximately $6.6 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.5 years.
4. Inventories
Inventories consist of the following:

	April 30,	October 31,
In thousands	2010	2009
Raw materials	$6,890	$6,904
Work in-process	3,687	5,230
Finished goods	215,842	255,596

	$226,419	$267,730

5. Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	April 30, 2010			October 31, 2009
In thousands	Gross Amount	Amorti- zation	Net Book Value	Gross Amount	Amorti- zation	Net Book Value
Amortizable trademarks	$18,862	$(7,247)	$11,615	$19,472	$(6,745)	$12,727
Amortizable licenses	12,457	(9,239)	3,218	12,237	(8,464)	3,773
Other amortizable intangibles	8,333	(5,019)	3,314	8,318	(4,695)	3,623
Non-amortizable trademarks	123,250	—	123,250	122,831	—	122,831

	$162,902	$(21,505)	$141,397	$162,858	$(19,904)	$142,954

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the six months ended April 30, 2010 and 2009 was $1.4 million and $1.6 million, respectively. Annual amortization expense is estimated to be approximately $2.9 million in the fiscal years ending October 31, 2010 through 2013, and approximately $1.8 million in the fiscal years ending October 31, 2014 and 2015.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill related to the Company’s operating segments is as follows:

	April 30,	October 31,
In thousands	2010	2009
Americas	$75,163	$77,891
Europe	174,773	184,802
Asia/Pacific	72,160	71,065

	$322,096	$333,758

Goodwill decreased approximately $11.7 million during the six months ended April 30, 2010, primarily as a result of the effect of changes in foreign currency exchange rates.
6. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include net income, changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	April 30,	October 31,
In thousands	2010	2009
Foreign currency translation adjustment	$89,678	$111,951
Gain (loss) on cash flow hedges	7,784	(16,555)

	$97,462	$95,396

7. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 4% of the Company’s net revenues from continuing operations for the six months ended April 30, 2010 and 2009.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating segments is as follows:

	Three Months Ended April 30,
In thousands	2010	2009
Revenues, net:
Americas	$199,733	$229,990
Europe	208,708	210,498
Asia/Pacific	58,645	52,299
Corporate operations	1,203	1,386

	$468,289	$494,173

Gross profit:
Americas	$92,997	$84,895
Europe	125,108	119,447
Asia/Pacific	31,400	28,838
Corporate operations	(218)	(62)

	$249,287	$233,118

SG&A expense:
Americas	$81,191	$89,021
Europe	85,960	79,060
Asia/Pacific	32,259	26,317
Corporate operations	14,006	8,191

	$213,416	$202,589

Operating income (loss):
Americas	$11,806	$(4,126)
Europe	39,148	40,387
Asia/Pacific	(859)	2,521
Corporate operations	(14,224)	(8,253)

	$35,871	$30,529

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended April 30,
In thousands	2010	2009
Revenues, net:
Americas	$386,694	$433,403
Europe	386,585	392,196
Asia/Pacific	125,697	109,889
Corporate operations	2,050	1,963

	$901,026	$937,451

Gross profit:
Americas	$174,012	$160,561
Europe	229,361	220,213
Asia/Pacific	68,443	59,539
Corporate operations	(380)	(32)

	$471,436	$440,281

SG&A expense:
Americas	$157,552	$181,027
Europe	171,764	157,825
Asia/Pacific	63,636	53,233
Corporate operations	23,624	17,322

	$416,576	$409,407

Operating income (loss):
Americas	$16,460	$(20,466)
Europe	57,597	62,388
Asia/Pacific	4,807	6,306
Corporate operations	(24,004)	(17,354)

	$54,860	$30,874

	April 30,	October 31,
Identifiable assets:	2010	2009
Americas	$531,957	$538,533
Europe	782,618	923,494
Asia/Pacific	259,659	296,806
Corporate operations	58,365	93,775

	$1,632,599	$1,852,608

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of April 30, 2010, the Company was hedging forecasted transactions expected to occur through October 2011. Assuming April 30, 2010 exchange rates remain constant, $7.8 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 18 months.
For the six months ended April 30, 2010 and 2009, the effective portions of gains on derivative instruments in the consolidated statements of operations were as follows:

	Six Months Ended April 30,
	2010	2009
In thousands	Amount		Location
Gain (loss) recognized in OCI on derivatives	$27,731	$(5,693)	Other comprehensive income
Gain (loss) reclassified from accumulated OCI into income	$6,906	$(13,160)	Cost of goods sold
Gain reclassified from accumulated OCI into income	$342	$40	Foreign currency gain
Gain recognized in income on derivatives	$816	$613	Foreign currency gain
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of April 30, 2010, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and to hedge interest rate fluctuations:

		Notional		Fair
In thousands	Commodity	Amount	Maturity	Value
United States dollars	Inventory	$290,759	May 2010 — Oct 2011	$13,204
Swiss francs	Accounts receivable	9,368	May 2010 — Oct 2010	(136)
British pounds	Accounts receivable	16,017	May 2010 — Jul 2010	69
Interest rate caps		160,312	Jul 2013	(1,165)

		$476,456		$11,972

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the consolidated balance sheets are as follows:

	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
In thousands	April 30, 2010
Derivative assets:
Other receivables	$—	$12,153	$—	$12,153
Other assets	—	4,080	—	4,080
Derivative liabilities:
Accrued liabilities	—	(4,261)	—	(4,261)
Other long-term liabilities	—	—	—	—

Total fair value	$—	$11,972	$—	$11,972

	October 31, 2009
Derivative assets:
Other receivables	$—	$936	$—	$936
Other assets	—	7	—	7
Derivative liabilities:
Accrued liabilities	—	(20,611)	—	(20,611)
Other long-term liabilities	—	(3,523)	—	(3,523)

Total fair value	$—	$(23,191)	$—	$(23,191)

9.	Litigation, Indemnities and Guarantees
The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition or results of operations.
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of April 30, 2010, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.
10.	Discontinued Operations
The Company completed the sale of its Rossignol business in November 2008 for a purchase price of approximately $50.8 million, comprised of $38.1 million in cash and $12.7 million which was issued to the Company as a promissory note. The business sold includes the related brands of Rossignol, Dynastar, Look and Lange. The Company used the cash proceeds from the sale to pay for related transaction costs and to reduce its indebtedness. The promissory note was canceled in October 2009 in connection with the completion of the final working capital adjustment.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The operating results of discontinued operations, which include both the Rossignol wintersports equipment and apparel businesses, included in the accompanying consolidated statements of operations were as follows:

	Six Months Ended April 30,
In thousands	2010	2009
Revenues, net	$452	$16,320

Income (loss) before income taxes	141	(219,080)
Benefit for income taxes	(537)	(88,384)

Income (loss) from discontinued operations	$678	$(130,696)

The loss from discontinued operations for the six months ended April 30, 2009 includes the loss on sale of Rossignol of approximately $124.4 million, net of expected tax benefits.

The remaining assets and liabilities of the Company’s discontinued businesses primarily relate to its discontinued Rossignol apparel business. These assets and liabilities are classified as held for sale on the accompanying consolidated balance sheets.

11.	Income Taxes

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into legislation. The Act allows corporate taxpayers with net operating losses (“NOLs”) for fiscal years ending after 2007 and beginning before 2010 to elect to carry back such NOLs up to five years. This election may be made for only one fiscal year. The Company plans to implement the elective carryback provision with respect to its fiscal year ending October 31, 2010 and has recorded a benefit in its statement of operations for the three and six months ended April 30, 2010 of $1.6 million and $3.6 million, respectively.

On April 30, 2010, the Company’s liability for uncertain tax positions was approximately $145.1 million resulting from unrecognized tax benefits, excluding interest and penalties. During the six months ended April 30, 2010, the Company increased its liability for uncertain tax positions, exclusive of interest and penalties, by $103.0 million. The Company increased its liability by $104.3 million for positions taken in the current period and by $6.9 million for positions taken in prior periods. The Company also reduced its liability by $8.2 million primarily due to a lapse in a statute of limitations. The nature of the net increase relates primarily to intercompany restructuring transactions between foreign affiliates.

During the six months ended April 30, 2010, the Company recorded a liability of $103.0 million that, if resolved unfavorably, would result in the reduction of tax attributes rather than a cash obligation. On its accompanying consolidated balance sheet, the Company has presented the liability and the corresponding tax attributes on a net basis.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $134.2 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations. During the six months ended April 30, 2010, the Company recorded an expense of approximately $3.5 million relating to interest and penalties, and as of April 30, 2010, the Company had a liability for interest and penalties of $16.2 million.

During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from an increase of the liability for unrecognized tax benefits of up to $7.0 million to a reduction of the liability for unrecognized tax benefits of up to $120.0 million, excluding penalties and interest.

The Company has completed a federal tax audit in the United States for its fiscal years ended 2004 and 2005 and remains subject to examination for years thereafter. The Company’s significant foreign tax jurisdictions, including France, Australia and Canada, are subject to normal and regular examination for various tax years generally beginning in fiscal year 2000. The Company is currently under examination in Australia, France and Canada for fiscal years ended through 2008.

12.	Restructuring Charges

In connection with its cost reduction efforts, the Company formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). The Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the six months ended April 30, 2010, the Company recorded $6.0 million in severance charges in selling, general and administrative expense, which includes $3.3 million in the Americas segment, $0.7 million in the European segment and $2.0 million in corporate operations. The Company continues to evaluate its cost structure and may incur future charges under the Plan.

Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	& Other	Total
Balance November 1, 2008	$—	$—	$—
Charged to expense	19,769	4,590	24,359
Cash payments	(9,768)	(639)	(10,407)
Adjustments to accrual	(178)	—	(178)
Foreign currency translation	135	—	135

Balance, October 31, 2009	9,958	3,951	13,909

Charged to expense	6,020	359	6,379
Cash payments	(7,518)	(1,183)	(8,701)
Adjustments to accrual	(425)	—	(425)
Foreign currency translation	(43)	—	(43)

Balance, April 30, 2010	$7,992	$3,127	$11,119

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Debt

A summary of lines of credit and long-term debt is as follows:

	April 30,	October 31,
In thousands	2010	2009
European short-term credit arrangements	$—	$14
Asia/Pacific short-term lines of credit	14,886	32,578
Americas credit facility	—	—
Americas long-term debt	114,614	109,329
European long-term debt	298,670	389,029
European credit facility	30,138	38,243
Senior notes	400,000	400,000
Deferred purchase price obligation	—	49,144
Capital lease obligations and other borrowings	19,672	20,916

	$877,980	$1,039,253

The Company’s current credit facilities allow for total maximum cash borrowings and letters of credit of $303.5 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $45.0 million of borrowings drawn on these credit facilities as of April 30, 2010, and letters of credit issued at that time totaled $61.1 million. The amount of availability for borrowings under these facilities as of April 30, 2010 was $154.8 million, of which $146.3 million was committed. Of this $146.3 million in committed capacity, $112.2 million can also be used for letters of credit. In addition to the $154.8 million of availability for borrowings, the Company also had $42.6 million in additional capacity for letters of credit in Europe and Asia/Pacific as of April 30, 2010. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is currently in compliance with such covenants.

The estimated fair value of the Company’s lines of credit and long-term debt are as follows:

	April 30, 2010
	Carrying
In thousands	Amount	Fair Value
Lines of credit	$14,886	$14,886
Long-term debt	863,094	848,991

	$877,980	$863,877

The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded senior notes and the carrying values of the majority of the Company’s other debt obligations.

The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of April 30, 2010 and October 31, 2009 and for the three and six month periods ended April 30, 2010 and 2009. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2010, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended April 30, 2010

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$—	$162,140	$315,725	$(9,576)	$468,289
Cost of goods sold	—	87,270	134,243	(2,511)	219,002

Gross profit	—	74,870	181,482	(7,065)	249,287

Selling, general and administrative expense	14,118	69,651	136,630	(6,983)	213,416

Operating (loss) income	(14,118)	5,219	44,852	(82)	35,871

Interest expense	7,146	7,035	6,858	—	21,039
Foreign currency gain	(132)	(138)	(4,344)	—	(4,614)
Equity in earnings and other income	(29,094)	(5)	—	29,094	(5)

Income (loss) before (benefit) provision for income taxes	7,962	(1,673)	42,338	(29,176)	19,451

(Benefit) provision for income taxes	(1,462)	—	10,881	—	9,419

Income (loss) from continuing operations	9,424	(1,673)	31,457	(29,176)	10,032
Income from discontinued operations	—	—	602	—	602

Net income (loss)	9,424	(1,673)	32,059	(29,176)	10,634
Less: net income attributable to non-controlling interest	—	(1,210)	—	—	(1,210)

Net income (loss) attributable to Quiksilver, Inc.	$9,424	$(2,883)	$32,059	$(29,176)	$9,424

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended April 30, 2009

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$72	$204,931	$298,073	$(8,903)	$494,173
Cost of goods sold	—	128,829	134,987	(2,761)	261,055

Gross profit	72	76,102	163,086	(6,142)	233,118

Selling, general and administrative expense	4,034	87,310	118,268	(7,023)	202,589

Operating (loss) income	(3,962)	(11,208)	44,818	881	30,529

Interest expense	10,293	421	2,838	—	13,552
Foreign currency loss	136	71	1,719	—	1,926
Equity in earnings and other expense	(19,518)	2	170	19,518	172

Income (loss) before provision for income taxes	5,127	(11,702)	40,091	(18,637)	14,879

Provision for income taxes	—	14	9,514	—	9,528

Income (loss) from continuing operations	5,127	(11,716)	30,577	(18,637)	5,351
(Loss) income from discontinued operations	(2,314)	(65)	247	—	(2,132)

Net income (loss)	2,813	(11,781)	30,824	(18,637)	3,219
Less: net income attributable to non-controlling interest	—	(351)	(55)	—	(406)

Net income (loss) attributable to Quiksilver, Inc.	$2,813	$(12,132)	$30,769	$(18,637)	$2,813

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended April 30, 2010

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$94	$311,933	$607,692	$(18,693)	$901,026
Cost of goods sold	—	174,917	260,641	(5,968)	429,590

Gross profit	94	137,016	347,051	(12,725)	471,436

Selling, general and administrative expense	22,300	135,769	271,214	(12,707)	416,576

Operating (loss) income	(22,206)	1,247	75,837	(18)	54,860

Interest expense	14,327	14,163	14,422	—	42,912
Foreign currency gain	(329)	(152)	(6,112)	—	(6,593)
Equity in earnings and other income	(36,704)	—	—	36,704	—

Income (loss) before (benefit) provision for income taxes	500	(12,764)	67,527	(36,722)	18,541

(Benefit) provision for income taxes	(3,570)	(1,593)	18,256	—	13,093

Income (loss) from continuing operations	4,070	(11,171)	49,271	(36,722)	5,448
Income from discontinued operations	—	—	678	—	678

Net income (loss)	4,070	(11,171)	49,949	(36,722)	6,126
Less: net income attributable to non-controlling interest	—	(2,056)	—	—	(2,056)

Net income (loss) attributable to Quiksilver, Inc.	$4,070	$(13,227)	$49,949	$(36,722)	$4,070

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended April 30, 2009

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$149	$386,141	$569,618	$(18,457)	$937,451
Cost of goods sold	—	243,325	260,611	(6,766)	497,170

Gross profit	149	142,816	309,007	(11,691)	440,281

Selling, general and administrative expense	15,987	171,175	234,663	(12,418)	409,407

Operating (loss) income	(15,838)	(28,359)	74,344	727	30,874

Interest expense	20,918	955	5,833	—	27,706
Foreign currency loss	1	50	3,305	—	3,356
Equity in earnings and other income	175,250	(398)	(4)	(175,250)	(402)

(Loss) income before (benefit) provision for income taxes	(212,007)	(28,966)	65,210	175,977	214

(Benefit) provision for income taxes	(2,823)	46,039	16,893	—	60,109

(Loss) income from continuing operations	(209,184)	(75,005)	48,317	175,977	(59,895)
Income (loss) from discontinued operations	17,571	(2,787)	(145,990)	510	(130,696)

Net loss	(191,613)	(77,792)	(97,673)	176,487	(190,591)
Less: net income attributable to non-controlling interest	—	(1,018)	(4)	—	(1,022)

Net loss attributable to Quiksilver, Inc.	$(191,613)	$(78,810)	$(97,677)	$176,487	$(191,613)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At April 30, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,327	$61,409	$82,593	$—	$145,329
Restricted cash	—	—	—	—	—
Trade accounts receivable, net	—	103,958	229,309	—	333,267
Other receivables	220	4,738	25,295	—	30,253
Inventories	—	81,847	145,467	(895)	226,419
Deferred income taxes	—	8,898	36,671	—	45,569
Prepaid expenses and other current assets	13,350	11,856	16,706	—	41,912
Current assets held for sale	—	—	178	—	178

Total current assets	14,897	272,706	536,219	(895)	822,927

Fixed assets, net	3,628	66,949	150,009	—	220,586
Intangible assets, net	2,933	49,925	88,539	—	141,397
Goodwill	—	114,863	207,233	—	322,096
Investment in subsidiaries	926,928	—	—	(926,928)	—
Other assets	6,914	16,080	48,340	—	71,334
Deferred income taxes long-term	—	(27,709)	81,968	—	54,259

Total assets	$955,300	$492,814	$1,112,308	$(927,823)	$1,632,599

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$14,886	$—	$14,886
Accounts payable	1,120	55,535	80,699	—	137,354
Accrued liabilities	7,807	22,358	54,291	—	84,456
Current portion of long-term debt	—	502	44,696	—	45,198
Income taxes payable	—	(5,413)	11,152	—	5,739
Intercompany balances	70,620	(99,939)	29,319	—	—
Current liabilities of assets held for sale	—	15	245	—	260

Total current liabilities	79,547	(26,942)	235,288	—	287,893

Long-term debt, net of current portion	400,000	116,114	301,782	—	817,896
Other long-term liabilities	—	37,492	4,071	—	41,563

Total liabilities	479,547	126,664	541,141	—	1,147,352

Stockholders’/invested equity	475,753	357,147	570,676	(927,823)	475,753
Non-controlling interest	—	9,003	491	—	9,494

Total liabilities and equity	$955,300	$492,814	$1,112,308	$(927,823)	$1,632,599

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At October 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$321	$1,135	$98,060	$—	$99,516
Restricted cash	—	—	52,706	—	52,706
Trade accounts receivable, net	—	150,540	280,344	—	430,884
Other receivables	854	4,869	19,892	—	25,615
Inventories	—	86,501	182,006	(777)	267,730
Deferred income taxes	—	8,658	67,980	—	76,638
Prepaid expenses and other current assets	12,981	11,039	13,313	—	37,333
Current assets held for sale	—	—	1,777	—	1,777

Total current assets	14,156	262,742	716,078	(777)	992,199

Fixed assets, net	4,323	71,265	163,745	—	239,333
Intangible assets, net	2,886	50,426	89,642	—	142,954
Goodwill	—	118,111	215,647	—	333,758
Investment in subsidiaries	952,358	—	—	(952,358)	—
Other assets	7,522	18,947	48,884	—	75,353
Deferred income taxes long-term	—	(28,017)	97,028	—	69,011

Total assets	$981,245	$493,474	$1,331,024	$(953,135)	$1,852,608

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$32,592	$—	$32,592
Accounts payable	1,594	60,003	100,776	—	162,373
Accrued liabilities	7,357	27,084	81,833	—	116,274
Current portion of long-term debt	—	1,140	94,091	—	95,231
Income taxes payable	—	9,174	14,400	—	23,574
Intercompany balances	115,699	(129,624)	13,925	—	—
Current liabilities related to assets held for sale	—	15	443	—	458

Total current liabilities	124,650	(32,208)	338,060	—	430,502

Long-term debt, net of current portion	400,000	110,829	400,601	—	911,430
Other long-term liabilities	—	36,984	9,659	—	46,643

Total liabilities	524,650	115,605	748,320	—	1,388,575

Stockholders’/invested equity	456,595	370,922	582,213	(953,135)	456,595
Non-controlling interest	—	6,947	491	—	7,438

Total liabilities and equity	$981,245	$493,474	$1,331,024	$(953,135)	$1,852,608

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended April 30, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,070	$(11,171)	$49,949	$(36,722)	$6,126
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations	—	—	(678)	—	(678)
Depreciation and amortization	768	11,094	15,161	—	27,023
Stock-based compensation	10,135	—	—	—	10,135
Provision for doubtful accounts	—	3,934	6,210	—	10,144
Equity in earnings	(36,704)	—	183	36,704	183
Non-cash interest expense	635	7,603	4,692	—	12,930
Deferred income taxes	—	(548)	17,257	—	16,709
Other adjustments to reconcile net income (loss)	(296)	(1,184)	(2,006)	—	(3,486)
Changes in operating assets and liabilities:
Trade accounts receivable	—	42,647	30,406	—	73,053
Inventories	—	4,648	24,800	18	29,466
Other operating assets and liabilities	121	(21,941)	(28,560)	—	(50,380)

Cash (used in) provided by operating activities of continuing operations	(21,271)	35,082	117,414	—	131,225
Cash provided by operating activities of discontinued operations	—	—	3,287	—	3,287

Net cash (used in) provided by operating activities	(21,271)	35,082	120,701	—	134,512

Cash flows from investing activities:
Capital expenditures	(154)	(664)	(18,021)	—	(18,839)
Changes in restricted cash	—	—	52,706	—	52,706

Cash (used in) provided by investing activities of continuing operations	(154)	(664)	34,685	—	33,867
Cash used in investing activities of discontinued operations	—	—	—	—	—

Net cash (used in) provided by investing activities	(154)	(664)	34,685	—	33,867

Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	—	—
Payments on lines of credit	—	—	(16,707)	—	(16,707)
Payments of debt issuance costs	—	—	(1,823)	—	(1,823)
Borrowings on long-term debt	—	22,735	9,675	—	32,410
Payments on long-term debt	—	(23,395)	(113,577)	—	(136,972)
Stock option exercises, employee stock purchases and tax benefit on option exercises	2,888	—	—	—	2,888
Intercompany	19,543	26,516	(46,059)	—	—

Cash provided by (used in) financing activities of continuing operations	22,431	25,856	(168,491)	—	(120,204)
Cash used in financing activities of discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	22,431	25,856	(168,491)	—	(120,204)

Effect of exchange rate changes on cash	—	—	(2,362)	—	(2,362)

Net increase (decrease) in cash and cash equivalents	1,006	60,274	(15,467)		45,813
Cash and cash equivalents, beginning of period	321	1,135	98,060	—	99,516

Cash and cash equivalents, end of period	$1,327	$61,409	$82,593	$—	$145,329

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended April 30, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(191,613)	$(77,792)	$(97,673)	$176,487	$(190,591)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(17,571)	2,787	145,990	(510)	130,696
Depreciation and amortization	751	12,571	13,416	—	26,738
Stock-based compensation	4,372	—	—	—	4,372
Provision for doubtful accounts	—	6,154	2,811	—	8,965
Equity in earnings	175,250	—	455	(175,250)	455
Deferred income taxes	—	47,752	(2,904)	—	44,848
Other adjustments to reconcile net loss	—	741	1,836	—	2,577
Changes in operating assets and liabilities:
Trade accounts receivables	—	48,306	7,273	—	55,579
Inventories	—	76	10,419	(1,236)	9,259
Other operating assets and liabilities	(11,476)	(5,599)	(40,189)	—	(57,264)

Cash (used in) provided by operating activities of continuing operations	(40,287)	34,996	41,434	(509)	35,634
Cash (used in) provided by operating activities of discontinued operations	(19,736)	42,770	(14,742)	509	8,801

Net cash (used in) provided by operating activities	(60,023)	77,766	26,692	—	44,435
Cash flows from investing activities:
Capital expenditures	(3,622)	(4,304)	(13,584)	—	(21,510)

Cash used in investing activities of continuing operations	(3,622)	(4,304)	(13,584)	—	(21,510)
Cash provided by investing activities of discontinued operations	—	—	21,848	—	21,848

Net cash (used in) provided by investing activities	(3,622)	(4,304)	8,264	—	338
Cash flows from financing activities:
Borrowings on lines of credit	—	—	8,613	—	8,613
Payments on lines of credit	—	—	(21,941)	—	(21,941)
Borrowings on long-term debt	—	115,412	29,134	—	144,546
Payments on long-term debt	—	(109,591)	(32,611)	—	(142,202)
Stock option exercises, employee stock purchases and tax benefit on option exercises	495	—	—	—	495
Intercompany	63,148	(71,695)	8,547	—	—

Cash provided by (used in) financing activities of continuing operations	63,643	(65,874)	(8,258)	—	(10,489)
Cash used in financing activities of discontinued operations	—	—	(11,136)	—	(11,136)

Net cash provided by (used in) financing activities	63,643	(65,874)	(19,394)	—	(21,625)
Effect of exchange rate changes on cash	—	—	(2,138)	—	(2,138)

Net (decrease) increase in cash and cash equivalents	(2)	7,588	13,424	—	21,010
Cash and cash equivalents, beginning of period	18	2,666	50,358	—	53,042

Cash and cash equivalents, end of period	$16	$10,254	$63,782	$—	$74,052

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2009 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.
Over the past 40 years, Quiksilver has been established as a global company representing the casual, youth lifestyle associated with boardriding sports. We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offering expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept which displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear. In 2005, we acquired Skis Rossignol SA, a wintersports and golf equipment company. Our golf equipment operations were subsequently sold in December 2007 and our Rossignol wintersports business was sold in November 2008. Our Rossignol wintersports business, including both equipment and related apparel, is classified as discontinued operations and the assets and related liabilities of our remaining Rossignol apparel business are classified as held for sale in our consolidated financial statements. As a result of this disposition, the following information has been adjusted to exclude our Rossignol businesses.
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

Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Statements of Operations data
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	53.2	47.2	52.3	47.0
Selling, general and administrative expense	45.6	41.0	46.2	43.7
Operating income	7.7	6.2	6.1	3.3

Interest expense	4.5	2.7	4.8	3.0
Foreign currency and other (income) expense	(1.0)	0.4	(0.7)	0.3

Income before provision for income taxes	4.2	3.0	2.1	0.0

Other data

Adjusted EBITDA(1)	13.0%	8.7%	10.7%	6.2%

(1)	Adjusted EBITDA is defined as income (loss) from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of income (loss) from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
In thousands	2010	2009	2010	2009
Income (loss) from continuing operations attributable to Quiksilver, Inc.	$8,822	$4,945	$3,392	$(60,917)
Provision for income taxes	9,419	9,528	13,093	60,109
Interest expense	21,039	13,552	42,912	27,706
Depreciation and amortization	13,453	13,435	27,023	26,738
Non-cash stock-based compensation expense	8,003	1,665	10,135	4,372

Adjusted EBITDA	$60,736	$43,125	$96,555	$58,008

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009
Our total net revenues for the three months ended April 30, 2010 decreased 5% to $468.3 million from $494.2 million in the comparable period of the prior year. In constant currency, net revenues decreased 10% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related product lines for our Quiksilver, Roxy, DC and other brands, which primarily include Hawk, Lib Technologies and Gnu.
In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each reporting segment. As such, this methodology does not account for movements in individual currencies within an operating segment (for example, non-euro currencies within our European segment). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the three months ended April 30, 2010 and 2009:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)

April 30, 2009	$229,990	$210,498	$52,299	$1,386	$494,173
April 30, 2010	199,733	208,708	58,645	1,203	468,289
Percentage (decrease) increase	(13%)	(1%)	12%		(5%)

Constant currency (current year exchange rates)

April 30, 2009	229,990	219,321	70,305	1,386	521,002
April 30, 2010	199,733	208,708	58,645	1,203	468,289
Percentage decrease	(13%)	(5%)	(17%)		(10%)
Revenues in the Americas decreased 13% to $199.7 million for the three months ended April 30, 2010 from $230.0 million in the comparable period of the prior year, while European revenues decreased 1% to $208.7 million from $210.5 million and Asia/Pacific revenues increased 12% to $58.6 million from $52.3 million for those same periods. The decrease in Americas’ net revenues was primarily attributable to generally weak economic conditions affecting both our retail and wholesale channels, with particular softness in the junior’s market. The decrease in the Americas came primarily from Roxy brand revenues and, to a lesser extent, DC brand revenues. The decrease in Roxy brand revenues came primarily from our apparel product line and, to a lesser extent, our footwear and accessories product lines. The decrease in DC brand revenues, which came primarily from our footwear and accessories product lines, was partially offset by growth in our apparel product line. Quiksilver brand revenues remained essentially flat, with growth in our accessories and footwear product lines offset by a decline in our apparel product line. Europe’s net revenues decreased 5% in constant currency. The currency adjusted revenue decrease in Europe was primarily the result of a decline in our Quiksilver and Roxy brand revenues, partially offset by modest growth in DC brand revenues. The decrease in Quiksilver brand revenues was generally from our apparel product line and, to a lesser extent, our accessories product line, partially offset by modest growth in our footwear product line. Roxy brand revenues were particularly impacted by softness in the global junior’s market. The decrease in Roxy brand revenues was primarily from our apparel product line and, to a lesser extent, our footwear product line. These decreases were partially offset by modest growth in our accessories product line. DC experienced modest growth in apparel and footwear sales during the period. Asia/Pacific’s net revenues decreased 17% in constant currency. The currency adjusted decrease in Asia/Pacific came primarily from the Roxy brand and, to a lesser extent, from the Quiksilver and DC brands across all major product categories. Our Asia/Pacific segment was the most impacted by weak economic conditions during the quarter as retail was challenging in both of our primary markets of Australia and Japan.
Our consolidated gross profit margin for the three months ended April 30, 2010 increased to 53.2% from 47.2% in the comparable period of the prior year. The gross profit in the Americas segment increased to 46.6% from 36.9%, our European segment gross profit margin increased to 59.9% from 56.7%, and our Asia/Pacific segment gross profit margin decreased to 53.5% from 55.1% for those same periods. The increase in the Americas segment gross profit margin was primarily the result of less discounting in our wholesale business and, to a lesser extent, in our company-owned retail stores, less clearance business and improved sourcing. Our European segment gross profit margin increased primarily as a result of improved sourcing and, to a lesser extent, improved margins on clearance business. In our Asia/Pacific segment, the gross profit margin decrease was primarily due to less full price retail sales compared to the prior year.
Our selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2010 increased 5% to $213.4 million from $202.6 million in the comparable period of the prior year. In the Americas segment, SG&A expenses decreased 9% to $81.2 million from $89.0 million in the comparable period of the prior year, while our European segment SG&A increased 9% to $86.0 million from $79.1 million, and our Asia/Pacific segment SG&A increased 23% to $32.3 million from $26.3 million for those same periods. As a percentage of revenues, our consolidated SG&A increased to 45.6% for the three months ended April 30, 2010 from 41.0% for the three months ended April 30, 2009. The consolidated SG&A increase includes a non-cash charge of $6.5 million during the three months ended April 30, 2010 for stock compensation expense related to stock granted to Kelly Slater as compared to zero during the three months ended April 30, 2009. In the Americas, SG&A as a percentage of revenues increased to 40.6% compared to 38.7% in the comparable period of the prior year. In Europe, SG&A as a percentage of revenues increased to 41.2% from 37.6% and in Asia/Pacific, SG&A as a percentage of revenues increased to 55.0% from 50.3% for those same periods. The increase in SG&A as a percentage of revenues in our Americas segment was primarily due to lower revenues in the current year, partially offset by lower overall expenses due to cost-cutting. The increase in SG&A as a percentage of revenues in our European segment was primarily caused by lower revenues and the costs of operating additional retail stores. Europe’s SG&A increased 4% in constant currency. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues. Asia/Pacific’s SG&A decreased 9% in constant currency.
Interest expense for the three months ended April 30, 2010 increased to $21.0 million from $13.6 million in the comparable period of the prior year primarily as a result of higher interest rates associated with our new debt structure, although $6.4 million of the $21.0 million was non-cash interest expense.
Our foreign currency gain amounted to $4.6 million for the three months ended April 30, 2010 compared to a loss of $1.9 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities and certain U.S. dollar denominated assets of our foreign subsidiaries.
Our income tax expense for the three months ended April 30, 2010 was $9.4 million compared to $9.5 million in the comparable period of the prior year.
Our income from continuing operations for the three months ended April 30, 2010 increased to $8.8 million or $0.06 per share on a diluted basis, compared to $4.9 million, or $0.04 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA increased to $60.7 million from $43.1 million for those same periods.

Six Months Ended April 30, 2010 Compared to Six Months Ended April 30, 2009
Our total net revenues for the six months ended April 30, 2010 decreased 4% to $901.0 million from $937.5 million in the comparable period of the prior year. Net revenues decreased 10% in constant currency.
The following table presents revenues by segment in both historical currency and constant currency for the six months ended April 30, 2010 and 2009:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)

April 30, 2009	$433,403	$392,196	$109,889	$1,963	$937,451
April 30, 2010	386,694	386,585	125,697	2,050	901,026
Percentage (decrease) increase	(11%)	(1%)	14%		(4%)

Constant currency (current year exchange rates)

April 30, 2009	433,403	420,551	148,736	1,963	1,004,653
April 30, 2010	386,694	386,585	125,697	2,050	901,026
Percentage decrease	(11%)	(8%)	(15%)		(10%)
Revenues in the Americas decreased 11% to $386.7 million for the six months ended April 30, 2010 from $433.4 million in the comparable period of the prior year, while European revenues decreased 1% to $386.6 million from $392.2 million and Asia/Pacific revenues increased 14% to $125.7 million from $109.9 million for those same periods. The decrease in Americas’ net revenues was primarily attributable to generally weak economic conditions affecting both our retail and wholesale channels, with particular softness in the junior’s market. The decrease in the Americas came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues. These decreases were partially offset by growth in DC brand revenues. The decrease in Roxy brand revenues came across all product lines. The decrease in Quiksilver brand revenues came primarily from the apparel product line and was partially offset by growth in the accessories and footwear product lines. The increase in DC brand revenues came primarily from our apparel and, to a lesser extent, our footwear product lines. This growth was partially offset by contraction in the accessories product line. European net revenues decreased 8% in constant currency. The currency adjusted decrease in Europe came primarily from decreases in our Roxy and Quiksilver brand revenues, partially offset by modest growth in our DC brand revenues. The decreases in our Roxy and Quiksilver brand revenues came primarily from our apparel product lines and, to a lesser extent, our accessories and footwear product lines. The increase in DC brand revenues came primarily from growth in our apparel product line. Asia/Pacific’s net revenues decreased 15% in constant currency. The currency adjusted decrease in Asia/Pacific revenues came primarily from our Roxy and DC brands and, to a lesser extent, our Quiksilver brand across all major product lines. Our Asia/Pacific segment was particularly impacted by the generally weak economic conditions.
Our consolidated gross profit margin for the six months ended April 30, 2010 increased to 52.3% from 47.0% in the comparable period of the prior year. The gross profit margin in the Americas segment increased to 45.0% from 37.0%, while our European segment gross profit margin increased to 59.3% from 56.1%, and our Asia/Pacific segment gross profit margin increased to 54.5% from 54.2% for those same periods. The increase in the Americas segment gross profit margin was primarily the result of less discounting in our wholesale business and, to a lesser extent, in our company-owned retail stores, less clearance business and improved sourcing. Our European segment gross profit margin increased primarily as a result of improved sourcing and, to a lesser extent, improved margins on clearance business. In our Asia/Pacific segment, the gross profit margin increase was primarily due to improved retail and wholesale margins in Japan, partially offset by a change in mix of products sold through our outlet stores versus full price stores during the six months ended April 30, 2010.
Our SG&A for the six months ended April 30, 2010 increased 2% to $416.6 million from $409.4 million in the comparable period of the prior year. SG&A decreased 5% in constant currency. In the Americas segment, these expenses decreased 13% to $157.6 million from $181.0 million in the comparable period of the prior year, while our European segment SG&A increased 9% to $171.8 million from $157.8 million, and our Asia/Pacific segment SG&A increased 20% to $63.6 million from $53.2 million for those same periods. As a percentage of revenues, SG&A increased to 46.2% for the six months ended April 30, 2010 from 43.7% for the six months ended April 30, 2009. The consolidated SG&A increase includes a non-cash charge of $7.5 million during the six months ended April 30, 2010 for stock compensation expense related to stock granted to Kelly Slater as compared to zero during the six months ended April 30, 2009. In the Americas, SG&A as a percentage of revenues decreased to 40.7% compared to 41.8% the year before. In Europe, SG&A as a percentage of revenues increased to 44.4% from 40.2%, and in Asia/Pacific, SG&A as a percentage of revenues increased to 50.6% from 48.4% for those same periods. The decrease in SG&A as a percentage of revenue in our Americas segment was primarily a result of our expense cuts, partially offset by lower revenues. The increase in SG&A as a percentage of revenue in our European segment was primarily caused by lower revenues and, to a lesser extent, the cost of operating additional retail stores. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues.
Interest expense for the six months ended April 30, 2010 increased to $42.9 million from $27.7 million in the comparable period of the prior year primarily as a result of higher interest rates associated with our new debt structure, although $12.9 million of the $42.9 million was non-cash interest expense.
Our foreign currency gain amounted to $6.6 million for the six months ended April 30, 2010 compared to a $3.4 million loss in the comparable period of the prior year. The current year gain resulted primarily from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities and certain U.S. dollar denominated assets of our foreign subsidiaries.
Our income tax expense for the six months ended April 30, 2010 was $13.1 million compared to $60.1 million for the six months ended April 30, 2009. The income tax rate for the comparable period of the prior year was unfavorably impacted by a non-cash valuation allowance recorded against our deferred tax assets in the United States.
Our income from continuing operations for the six months ended April 30, 2010 was $3.4 million, or $0.02 per share on a diluted basis, compared to a loss from continuing operations of $60.9 million, or $0.48 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA increased to $96.6 million from $58.0 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of senior notes to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness, and in July 2009, we closed a $153.1 million five year senior secured term loan to provide additional liquidity to our business. The cost of obtaining this additional liquidity was in the form of a higher interest rate on the five year senior secured term loan as compared to the debt that it replaced. This higher interest rate is reflected in our net interest expense of $42.9 million for the six months ended April 30, 2010, which represents an increase of $15.2 million in interest expense over the six months ended April 30, 2009. However, $12.9 million of this additional interest expense was non-cash interest. As of April 30, 2010, we had a total of approximately $878 million of indebtedness as compared to a total of approximately $1,039 million of indebtedness at October 31, 2009. Our total indebtedness declined primarily as a result of scheduled repayments made on our European long-term debt, the payment of the deferred purchase price obligation from the Rossignol acquisition and the effect of changes in foreign currency exchange rates.
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
Cash Flows
Operating activities from continuing operations provided cash of $131.2 million in the six months ended April 30, 2010 compared to $35.6 million in the six months ended April 30, 2009. This $95.6 million increase in cash provided was due to a decrease in our net loss and other non-cash charges of $51.0 million, which was primarily the result of having net income in the current year, and reductions in working capital of $44.6 million.
Capital expenditures from continuing operations totaled $18.8 million for the six months ended April 30, 2010, compared to $21.5 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer, warehouse and manufacturing equipment.
During the six months ended April 30, 2010, net cash used in financing activities from continuing operations totaled $120.2 million, compared to $10.5 million in the comparable period of the prior year. Cash used primarily related to the repayment of debt, including the Rossignol deferred purchase price obligation of approximately $45.6 million, which was paid in April 2010.
The net increase in cash and cash equivalents for the six months ended April 30, 2010 was $45.8 million compared to a net increase of $21.0 million in the comparable period of the prior year. Cash and cash equivalents totaled $145.3 million at April 30, 2010 compared to $99.5 million at October 31, 2009, while working capital was $535.0 million at April 30, 2010 compared to $561.7 million at October 31, 2009.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 23% to $333.3 million at April 30, 2010 from $430.9 million at October 31, 2009. Accounts receivable in our Americas segment decreased 26% to $146.8 million at April 30, 2010 from $198.5 million at October 31, 2009, European segment accounts receivable decreased 10% to $153.9 million from $170.4 million and Asia/Pacific segment accounts receivable decreased 47% to $32.6 million from $62.0 million. Compared to April 30, 2009, accounts receivable decreased 25% in the Americas segment, decreased 15% in our European segment and remained constant in our Asia/Pacific segment. In constant currency, consolidated trade accounts receivable decreased 21% compared to April 30, 2009. The decrease in consolidated trade accounts receivable was a result of lower levels of revenues and improved collections. Included in accounts receivable at April 30, 2010 are approximately $21.8 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, must be deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding decreased by approximately 10 days at April 30, 2010 compared to April 30, 2009.
Consolidated inventories decreased 15% to $226.4 million at April 30, 2010 from $267.7 million at October 31, 2009. Inventories in the Americas segment decreased 6% to $102.8 million from $109.8 million at October 31, 2009, European segment inventories decreased 30% to $66.6 million from $95.5 million and Asia/Pacific segment inventories decreased 9% to $57.0 million from $62.4 million. Compared to April 30, 2009, inventories decreased 39% in the Americas segment, decreased 23% in our European segment and increased 7% in our Asia/Pacific segment. In constant currency, our consolidated inventories decreased 30% compared to April 30, 2009. The decrease in consolidated inventories was a result of less inventory purchases to support lower levels of revenues. Consolidated average annual inventory turnover was approximately 3.6 at April 30, 2010 compared to approximately 3.3 at April 30, 2009.
Income Taxes
During the six months ended April 30, 2010, our liability for uncertain tax positions, exclusive of interest and penalties, increased by $103.0 million to approximately $145.1 million. Our liability increased by $104.3 million for positions taken in the current period, by $6.9 million for positions taken in prior periods, and was partially offset by $8.2 million primarily due to a lapse in a statute of limitations. The nature of the net increase relates primarily to intercompany restructuring transactions between foreign affiliates.
During the six months ended April 30, 2010, we also recorded a liability of $103.0 million that, if resolved unfavorably, would result in the reduction of tax attributes rather than a cash obligation. This liability and the corresponding tax attributes are presented on a net basis on our accompanying consolidated balance sheets.
If our positions are favorably sustained by the relevant taxing authority, approximately $134.2 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.
Commitments
There have been no material changes outside the ordinary course of business in our contractual obligations since October 31, 2009.
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
Goodwill
We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. We have three reporting units under which we evaluate goodwill for impairment, the Americas, Europe and Asia/Pacific. We estimate the fair value of our reporting units using a combination of a discounted cash flow approach and market approach. Material assumptions in our test for impairment include future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. The discount rates used approximate our cost of capital. Future cash flows assume future levels of growth in each reporting unit’s business. If any of these assumptions significantly change, including a change in expected future growth rates or valuation multiples, we may be required to record future impairments of goodwill. If the carrying amount exceeds fair value under the first step of our goodwill impairment test, then the second step of the impairment test is performed to measure the amount of any impairment loss.
As of October 31, 2009, the fair value of the Americas reporting unit substantially exceeded its carrying value. For our Europe and Asia/Pacific reporting units, the fair value exceeded the carrying value by approximately 7% and 5%, respectively. Goodwill allocated to our Europe and Asia/Pacific reporting units was $184.8 million and $71.1 million, respectively, as of October 31, 2009. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability in these reporting units, future reductions in our expected cash flows for Europe or Asia/Pacific could cause a material impairment of goodwill.
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
Income Taxes
Income tax expense for interim periods is recognized based on the estimated annual effective tax rate applied to pretax income. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determined that the deferred tax assets, which had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
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
Foreign Currency and Derivatives
We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported results and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for our European segment because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. In addition, the statements of operations of our Asia/Pacific segment are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for Asia/Pacific when the U.S. dollar is stronger in comparison to the Australian dollar or Japanese yen.
European revenues decreased 5% in euros during the three months ended April 30, 2010 compared to the three months ended April 30, 2009. As measured in U.S. dollars and reported in our consolidated statements of operations, European revenues decreased 1% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year.
Asia/Pacific revenues decreased 17% in Australian dollars during the three months ended April 30, 2010 compared to the three months ended April 30, 2009. As measured in U.S. dollars and reported in our consolidated statements of operations, Asia/Pacific revenues increased 12% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2010.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.6
Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

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

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2007).

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

10.2
Credit Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009.

10.3
Credit Agreement by and among Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009.

10.4
Warrant and Registration Rights Agreement by and among Quiksilver, Inc., Rhône Capital III L.P. and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the initial warrant holders, dated July 31, 2009.

10.5
Credit Agreement by and among Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated July 31, 2009. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated by asterisks (“*****”), and the omitted text has been filed separately with the Securities and Exchange Commission.

10.6
Facilities Agreement by and among Pilot S.A.S. and Na Pali S.A.S. as borrowers, Quiksilver, Inc., as guarantor, BNP Paribas, Crédit Lyonnais and Société Générale Corporate & Investment Banking as mandated lead arrangers, BNP Paribas as agent, Société Générale as security agent, Caisse Régionale de Crédit Agricole Mutuel Pyrénées-Gascogne as issuing bank, and BNP Paribas, Crédit Lyonnais, Société Générale, Natixis, Caisse Régionale de Crédit Agricole Mutuel Pyrénées-Gascogne, Banque Populaire du Sud Ouest, CIC — Société Bordelaise, and HSBC France as original lenders dated July 31, 2009 (“French Facility”).

10.7	Quiksilver, Inc. Written Description of Nonemployee Director Compensation. (1)

10.8
Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with Form Stock Option and Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(1)	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
June 9, 2010	/s/ Brad L. Holman
Brad L. Holman
Senior Vice President and Corporate Controller (Principal Accounting Officer and Authorized Signatory)