Form 10-Q
period 2010-07-31
QUIKSILVER INC
filed 2010-09-09
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
September 3, 2010 was 163,944,430

QUIKSILVER, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended July 31,
In thousands, except per share amounts	2010	2009
Revenues, net	$441,475	$501,394
Cost of goods sold	210,742	267,030

Gross profit	230,733	234,364

Selling, general and administrative expense	193,155	211,771
Asset impairment	3,225	—

Operating income	34,353	22,593

Interest expense	20,630	15,347
Foreign currency loss	213	3,473

Income before provision for income taxes	13,510	3,773

Provision for income taxes	5,096	396

Income from continuing operations	8,414	3,377
Income (loss) from discontinued operations, net of tax	143	(2,067)

Net income	8,557	1,310
Less: net (income) loss attributable to non-controlling interest	(251)	36

Net income attributable to Quiksilver, Inc.	$8,306	$1,346

Income per share from continuing operations attributable to Quiksilver, Inc.	$0.06	$0.03

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc.	$0.00	$(0.02)

Net income per share attributable to Quiksilver, Inc.	$0.06	$0.01

Income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$0.05	$0.03

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.00	$(0.02)

Net income per share attributable to Quiksilver, Inc., assuming dilution	$0.06	$0.01

Weighted average common shares outstanding	129,756	127,467

Weighted average common shares outstanding, assuming dilution	150,188	128,238

Amounts attributable to Quiksilver, Inc.:
Income from continuing operations	$8,163	$3,413
Income (loss) from discontinued operations	143	(2,067)

Net income	$8,306	$1,346

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended July 31,
In thousands	2010	2009
Net income	$8,557	$1,310
Other comprehensive income:
Foreign currency translation adjustment	(5,269)	39,678
Net unrealized gain (loss) on derivative instruments, net of tax of $556 (2010) and $(7,152) (2009)	427	(14,198)

Comprehensive income	3,715	26,790
Comprehensive (income) loss attributable to non-controlling interest	(251)	36

Comprehensive income attributable to Quiksilver, Inc.	$3,464	$26,826

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended July 31,
In thousands, except per share amounts	2010	2009
Revenues, net	$1,342,501	$1,438,845
Cost of goods sold	640,332	764,200

Gross profit	702,169	674,645

Selling, general and administrative expense	609,731	621,178
Asset impairment	3,225	—

Operating income	89,213	53,467

Interest expense	63,542	43,053
Foreign currency (gain) loss	(6,380)	6,829
Other income	—	(402)

Income before provision for income taxes	32,051	3,987

Provision for income taxes	18,189	60,505

Income (loss) from continuing operations	13,862	(56,518)
Income (loss) from discontinued operations, net of tax	821	(132,763)

Net income (loss)	14,683	(189,281)
Less: net income attributable to non-controlling interest	(2,307)	(986)

Net income (loss) attributable to Quiksilver, Inc.	$12,376	$(190,267)

Income (loss) per share from continuing operations attributable to Quiksilver, Inc.	$0.09	$(0.45)

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc.	$0.01	$(1.04)

Net income (loss) per share attributable to Quiksilver, Inc.	$0.10	$(1.49)

Income (loss) per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$0.08	$(0.45)

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.01	$(1.04)

Net income (loss) per share attributable to Quiksilver, Inc., assuming dilution	$0.09	$(1.49)

Weighted average common shares outstanding	128,000	127,286

Weighted average common shares outstanding, assuming dilution	143,623	127,286

Amounts attributable to Quiksilver, Inc.:
Income (loss) from continuing operations	$11,555	$(57,504)
Income (loss) from discontinued operations	821	(132,763)

Net income (loss)	$12,376	$(190,267)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine months ended July 31,
In thousands	2010	2009
Net income (loss)	$14,683	$(189,281)
Other comprehensive income (loss):
Foreign currency translation adjustment	(27,542)	72,242
Reclassification adjustment for foreign currency translation included in prior period loss from discontinued operations	—	(47,850)
Net unrealized gain (loss) on derivative instruments, net of tax of $12,532 (2010) and $(14,481) (2009)	24,766	(25,837)

Comprehensive income (loss)	11,907	(190,726)
Comprehensive income attributable to non-controlling interest	(2,307)	(986)

Comprehensive income (loss) attributable to Quiksilver, Inc.	$9,600	$(191,712)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
In thousands, except share amounts	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$155,653	$99,516
Restricted cash	—	52,706
Trade accounts receivable, less allowances of $49,292 (2010) and $47,211 (2009)	340,921	430,884
Other receivables	26,933	25,615
Income taxes receivable	5,249	—
Inventories	270,854	267,730
Deferred income taxes short-term	39,871	76,638
Prepaid expenses and other current assets	41,968	37,333
Current assets held for sale	—	1,777

Total current assets	881,449	992,199

Fixed assets, less accumulated depreciation and amortization of $250,938 (2010) and $248,557 (2009)	217,528	239,333
Intangible assets, net	140,762	142,954
Goodwill	318,418	333,758
Other assets	67,568	75,353
Deferred income taxes long-term	53,514	69,011

Total assets	$1,679,239	$1,852,608

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$24,651	$32,592
Accounts payable	208,515	162,373
Accrued liabilities	96,628	116,274
Current portion of long-term debt	59,089	95,231
Income taxes payable	—	23,574
Liabilities related to assets held for sale	799	458

Total current liabilities	389,682	430,502

Long-term debt, net of current portion	759,339	911,430
Other long-term liabilities	43,066	46,643

Total liabilities	1,192,087	1,388,575

Equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 285,000,000; issued shares - 135,717,686 (2010) and 131,484,363 (2009)	1,357	1,315
Additional paid-in capital	379,538	368,285
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Retained earnings (accumulated deficit)	10,753	(1,623)
Accumulated other comprehensive income	92,620	95,396

Total Quiksilver, Inc. stockholders’ equity	477,490	456,595
Non-controlling interest	9,662	7,438

Total equity	487,152	464,033

Total liabilities and equity	$1,679,239	$1,852,608

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended July 31,
In thousands	2010	2009
Cash flows from operating activities:
Net income (loss)	$14,683	$(189,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(821)	132,763
Depreciation and amortization	40,215	40,388
Stock-based compensation and tax benefit on option exercises	11,414	7,419
Provision for doubtful accounts	11,466	13,180
(Gain) loss on disposal of fixed assets	(683)	3,006
Foreign currency gain	(2,938)	(236)
Asset impairment	3,225	—
Non-cash interest expense	19,613	—
Equity in earnings	(656)	(113)
Deferred income taxes	21,816	44,126
Changes in operating assets and liabilities, net of the effect from business acquisitions:
Trade accounts receivable	58,892	57,313
Other receivables	6,424	21,909
Inventories	(10,298)	(1,786)
Prepaid expenses and other current assets	(12,651)	(5,378)
Other assets	6,285	3,105
Accounts payable	48,610	(18,374)
Accrued liabilities and other long-term liabilities	(750)	2,370
Income taxes payable	(24,061)	28,126

Cash provided by operating activities of continuing operations	189,785	138,537
Cash provided by operating activities of discontinued operations	3,707	11,943

Net cash provided by operating activities	193,492	150,480
Cash flows from investing activities:
Capital expenditures	(29,972)	(32,505)
Changes in restricted cash	52,706	—

Cash provided by (used in) investing activities of continuing operations	22,734	(32,505)
Cash provided by investing activities of discontinued operations	—	21,848

Net cash provided by (used in) investing activities	22,734	(10,657)
Cash flows from financing activities:
Borrowings on lines of credit	8,143	8,613
Payments on lines of credit	(16,707)	(38,316)
Payments of debt issuance costs	(1,823)	(24,881)
Borrowings on long-term debt	36,751	560,920
Payments on long-term debt	(183,182)	(563,509)
Stock option exercises, employee stock purchases and tax benefit on option exercises	3,429	862
Purchase of non-controlling interest	(3,549)	—

Cash used in financing activities of continuing operations	(156,938)	(56,311)
Cash used in financing activities of discontinued operations	—	(11,136)

Net cash used in financing activities	(156,938)	(67,447)

Effect of exchange rate changes on cash	(3,151)	(8,588)

Net increase in cash and cash equivalents	56,137	63,788
Cash and cash equivalents, beginning of period	99,516	53,042

Cash and cash equivalents, end of period	$155,653	$116,830

Supplementary cash flow information:
Cash paid (received) during the period for:
Interest	$36,669	$32,647

Income taxes	$14,043	$(4,224)

Non-cash investing and financing activities:
Stock warrants issued	$—	$23,601

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
Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 2010 and 2009. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2009 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below sets forth the reconciliation of the denominator of each net income per share calculation:

	Three months ended		Nine months ended
	July 31,		July 31,
In thousands	2010	2009	2010	2009
Shares used in computing basic net income per share	129,756	127,467	128,000	127,286
Dilutive effect of stock options and restricted stock(1)	5,318	771	3,617	—
Dilutive effect of stock warrants	15,114	—	12,006	—

Shares used in computing diluted net income per share	150,188	128,238	143,623	127,286

(1)	For the nine months ended July 31, 2009, the shares used in computing diluted net income per share do not include 722,000 dilutive stock options and shares of restricted stock as the effect is anti-dilutive. For the three months ended July 31, 2010 and 2009, additional option shares outstanding of 10,501,000 and 14,388,000, respectively, and additional warrant shares outstanding of 10,540,000 and 25,654,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive. For the nine months ended July 31, 2010 and 2009, additional option shares outstanding of 11,862,000 and 14,429,000, respectively, and additional warrant shares outstanding of 13,648,000 and 25,654,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive.
On April 19, 2010, the Company commenced a tender offer for employees and consultants of the Company, other than the Company’s executive officers and members of its board of directors, to exchange some or all of their outstanding eligible stock options to purchase shares of the Company’s common stock for new stock options with a lower exercise price. Eligible stock options were those with an exercise price greater than $7.71 per share and granted prior to October 19, 2008. The terms of the offer were such that an eligible optionee would receive one new stock option for every one and one-half surrendered stock options with an exercise price of $7.72 to $10.64 per share and one new stock option for every two surrendered stock options with an exercise price of $10.65 per share and above. These exchange ratios were designed so that the stock compensation expense associated with the new options to be granted, calculated using the Black-Scholes option-pricing model, was equal to the unrecognized compensation expense on the options to be surrendered. Pursuant to the tender offer, 3,754,352 eligible stock options were surrendered. On May 18, 2010, the Company granted an aggregate of 2,058,007 new stock options in exchange for the eligible stock options surrendered, at an exercise price of $5.08 per share, which was the closing price of the Company’s common stock on that date. The remaining 1,696,345 canceled shares are not eligible for re-grant.
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718 “Stock Compensation.” The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the nine months ended July 31, 2010 and 2009, excluding the new options granted pursuant to the tender offer described above, options were valued assuming a risk-free interest rate of 2.7% and 2.5%, respectively, volatility of 73.9% and 54.8%, respectively, zero dividend yield, and an expected life of 6.4 and 5.9 years, respectively. The weighted average fair value of all options granted was $1.03 and $0.93 for the

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
nine months ended July 31, 2010 and 2009, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of July 31, 2010, the Company had approximately $5.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.0 years. Stock-based compensation expense was included as selling, general and administrative expense for the period.
Changes in shares under option for the nine months ended July 31, 2010 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value
Outstanding, October 31, 2009	15,909,101	$7.32
Granted	4,368,407	3.83
Exercised	(674,732)	3.90		$638
Canceled	(6,658,016)	10.79

Outstanding, July 31, 2010	12,944,760	$4.53	6.4	$15,164

Options exercisable, July 31, 2010	5,049,344	$6.78	3.6	$2,256

Changes in non-vested shares under option for the nine months ended July 31, 2010 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2009	5,698,070	$1.90
Granted	4,368,407	1.03
Vested	(1,412,779)	3.24
Canceled	(758,282)	3.37

Non-vested, July 31, 2010	7,895,416	$1.05

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests from three to five years. In March 2010, the Company’s shareholders approved a grant of 3 million shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, 1,200,000 shares vested during the nine months ended July 31, 2010, with the remaining 1,800,000 shares to vest in three equal, annual installments beginning in April 2011.
Changes in restricted stock for the nine months ended July 31, 2010 are as follows:

Shares
Outstanding, October 31, 2009	1,022,003
Granted	3,110,000
Vested	(1,229,998)
Forfeited	(60,001)

Outstanding, July 31, 2010	2,842,004

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Compensation expense for restricted stock is determined based on the fair value at the date of grant, adjusted for forfeitures. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. As of July 31, 2010, there had been no acceleration of the amortization period. As of July 31, 2010, the Company had approximately $4.8 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.4 years.
4.	Inventories
     Inventories consist of the following:

	July 31,	October 31,
In thousands	2010	2009
Raw materials	$6,548	$6,904
Work in-process	2,913	5,230
Finished goods	261,393	255,596

	$270,854	$267,730

5.	Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	July 31, 2010			October 31, 2009
		Amorti-	Net		Amorti-	Net
In thousands	Gross Amount	zation	Book Value	Gross Amount	zation	Book Value
Amortizable trademarks	$19,118	$(7,668)	$11,450	$19,472	$(6,745)	$12,727
Amortizable licenses	12,107	(9,282)	2,825	12,237	(8,464)	3,773
Other amortizable intangibles	8,278	(5,091)	3,187	8,318	(4,695)	3,623
Non-amortizable trademarks	123,300	—	123,300	122,831	—	122,831

	$162,803	$(22,041)	$140,762	$162,858	$(19,904)	$142,954

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for each of the nine month periods ended July 31, 2010 and 2009 was $2.4 million. Annual amortization expense is estimated to be approximately $2.9 million in the fiscal years ending October 31, 2010 through 2013, approximately $1.8 million in the fiscal year ending October 31, 2014 and approximately $1.5 million in the fiscal year ending October 31, 2015.
Goodwill related to the Company’s operating segments is as follows:

	July 31,	October 31,
In thousands	2010	2009
Americas	$74,948	$77,891
Europe	173,063	184,802
Asia/Pacific	70,407	71,065

	$318,418	$333,758

Goodwill decreased approximately $15.3 million during the nine months ended July 31, 2010, primarily as a result of the effect of changes in foreign currency exchange rates.

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
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	July 31,	October 31,
In thousands	2010	2009
Foreign currency translation adjustment	$84,409	$111,951
Gain (loss) on cash flow hedges	8,211	(16,555)

	$92,620	$95,396

7.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments, the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 3% of the Company’s net revenues from continuing operations for the nine months ended July 31, 2010 and 4% of the Company’s net revenues from continuing operations for the nine months ended July 31, 2009.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating segments is as follows:

	Three Months Ended July 31,
In thousands	2010	2009
Revenues, net:
Americas	$234,630	$256,778
Europe	151,675	189,027
Asia/Pacific	54,504	55,090
Corporate operations	666	499

	$441,475	$501,394

Gross profit:
Americas	$109,594	$96,735
Europe	91,939	108,720
Asia/Pacific	28,728	29,603
Corporate operations	472	(694)

	$230,733	$234,364

SG&A expense:
Americas	$79,964	$92,273
Europe	76,215	83,732
Asia/Pacific	29,168	27,271
Corporate operations	7,808	8,495

	$193,155	$211,771

Asset impairment:
Americas	$1,939	$—
Europe	100	—
Asia/Pacific	1,186	—
Corporate operations	—	—

	$3,225	$—

Operating income (loss):
Americas	$27,691	$4,462
Europe	15,624	24,988
Asia/Pacific	(1,626)	2,332
Corporate operations	(7,336)	(9,189)

	$34,353	$22,593

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended July 31,
In thousands	2010	2009
Revenues, net:
Americas	$621,324	$690,181
Europe	538,260	581,223
Asia/Pacific	180,201	164,979
Corporate operations	2,716	2,462

	$1,342,501	$1,438,845

Gross profit:
Americas	$283,606	$257,296
Europe	321,300	328,933
Asia/Pacific	97,171	89,142
Corporate operations	92	(726)

	$702,169	$674,645

SG&A expense:
Americas	$237,516	$273,300
Europe	247,979	241,557
Asia/Pacific	92,804	80,504
Corporate operations	31,432	25,817

	$609,731	$621,178

Asset impairment:
Americas	$1,939	$—
Europe	100	—
Asia/Pacific	1,186	—
Corporate operations	—	—

	$3,225	$—

Operating income (loss):
Americas	$44,151	$(16,004)
Europe	73,221	87,376
Asia/Pacific	3,181	8,638
Corporate operations	(31,340)	(26,543)

	$89,213	$53,467

	July 31,	October 31,
	2010	2009
Identifiable assets:

Americas	$571,132	$538,533
Europe	772,171	923,494
Asia/Pacific	267,275	296,806
Corporate operations	68,661	93,775

	$1,679,239	$1,852,608

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Derivative Financial Instruments
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of July 31, 2010, the Company was hedging forecasted transactions expected to occur through October 2011. Assuming July 31, 2010 exchange rates remain constant, $8.2 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 15 months.
For the nine months ended July 31, 2010 and 2009, the effective portions of gains and losses on derivative instruments in the condensed consolidated statements of operations were as follows:

	Nine Months Ended July 31,
	2010	2009
In thousands	Amount		Location
Gain (loss) recognized in OCI on derivatives	$30,993	$(25,139)	Other comprehensive income
Gain (loss) reclassified from accumulated OCI into income	$5,624	$(15,195)	Cost of goods sold
Gain reclassified from accumulated OCI into income	$343	$29	Foreign currency gain
Gain (loss) recognized in income on derivatives	$816	$(196)	Foreign currency gain
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts. As of July 31, 2010, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and to hedge interest rate fluctuations:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$262,574	Aug 2010 — Oct 2011	$16,123
Swiss francs	Accounts receivable	14,175	Aug 2010 — Oct 2011	(701)
British pounds	Accounts receivable	26,436	Aug 2010 — Apr 2011	(426)
Interest rate caps		157,950	Jul 2013	(1,090)

		$461,135		$13,906

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the condensed consolidated balance sheets are as follows:

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value
In thousands		July 31, 2010
Derivative assets:
Other receivables	$—	$14,759	$—	$14,759
Other assets	—	3,032	—	3,032
Derivative liabilities:
Accrued liabilities	—	(3,742)	—	(3,742)
Other long-term liabilities	—	(143)	—	(143)

Total fair value	$—	$13,906	$—	$13,906

		October 31, 2009
Derivative assets:
Other receivables	$—	$936	$—	$936
Other assets	—	7	—	7
Derivative liabilities:
Accrued liabilities	—	(20,611)	—	(20,611)
Other long-term liabilities	—	(3,523)	—	(3,523)

Total fair value	$—	$(23,191)	$—	$(23,191)

9.	Litigation, Indemnities and Guarantees
The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition or results of operations.
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of July 31, 2010, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The operating results of discontinued operations, which include both the Rossignol wintersports equipment and apparel businesses, included in the accompanying condensed consolidated statements of operations were as follows:

	Nine Months Ended July 31,
In thousands	2010	2009
Revenues, net	$746	$16,528

Loss before income taxes	(11)	(222,614)
Benefit for income taxes	(832)	(89,851)

Income (loss) from discontinued operations	$821	$(132,763)

The loss from discontinued operations for the nine months ended July 31, 2009 includes the loss on sale of Rossignol of approximately $124.4 million, net of expected tax benefits.
The remaining assets and liabilities of the Company’s discontinued businesses primarily relate to its discontinued Rossignol apparel business. These assets and liabilities are classified as held for sale on the accompanying condensed consolidated balance sheets.
11. Income Taxes
On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into legislation. The Act allows corporate taxpayers with net operating losses (“NOLs”) for fiscal years ending after 2007 and beginning before 2010 to elect to carry back such NOLs up to five years. This election may be made for only one fiscal year. The Company plans to implement the elective carryback provision with respect to its fiscal year ending October 31, 2010 and has recorded a benefit in its statement of operations for the three and nine months ended July 31, 2010 of $0.3 million and $3.9 million, respectively.
On July 31, 2010, the Company’s liability for uncertain tax positions was approximately $144.2 million resulting from unrecognized tax benefits, excluding interest and penalties. During the nine months ended July 31, 2010, the Company increased its liability for uncertain tax positions, exclusive of interest and penalties, by $102.1 million. The Company increased its liability by $102.4 million for positions taken in the current period and by $8.6 million for positions taken in prior periods. The Company also reduced its liability by $8.9 million primarily due to a lapse in a statute of limitations. The nature of the net increase relates primarily to intercompany restructuring transactions between foreign affiliates.
During the nine months ended July 31, 2010, the Company recorded a liability of $101.5 million that, if resolved unfavorably, would result in the reduction of tax attributes rather than a cash obligation. On its accompanying condensed consolidated balance sheet, the Company has presented the liability and the corresponding tax attributes on a net basis.
If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $131.8 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.
The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying condensed consolidated statements of operations. During the nine months ended July 31, 2010, the Company recorded an expense of approximately $2.5 million relating to interest and penalties, and as of July 31, 2010, the Company had a liability for interest and penalties of $15.2 million. The Company made a tax payment during the three months ended July 31, 2010 of $1.4 million related to an ongoing audit in Australia. This payment was treated as a reduction of the Company’s liability for interest and penalties.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from an increase of the liability for unrecognized tax benefits of up to $3.0 million to a reduction of the liability for unrecognized tax benefits of up to $120.0 million, excluding penalties and interest.

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

In connection with its cost reduction efforts, the Company formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). The Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the nine months ended July 31, 2010, the Company recorded $6.6 million in severance charges in selling, general and administrative expense (“SG&A”), which includes $3.4 million in the Americas segment, $1.2 million in the European segment and $2.0 million in corporate operations. In addition to the severance charges, the Company completed the transition of its Canada headquarters and DC Shoes headquarters from their previous locations into its existing Americas headquarters in Huntington Beach, California during the nine months ended July 31, 2010. As a result, the Company recorded approximately $1.1 million in SG&A related to these lease exits and related expenses. While not included in the following table, the Company also recorded non-cash asset impairment charges of approximately $1.4 million related to the closure of these locations. The Company continues to evaluate its facilities in the United States, as well as its overall cost structure, and may incur future charges under the Plan.

Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	& Other	Total
Balance November 1, 2008	$—	$—	$—
Charged to expense	19,769	4,590	24,359
Cash payments	(9,768)	(639)	(10,407)
Adjustments to accrual	(178)	—	(178)
Foreign currency translation	135	—	135

Balance, October 31, 2009	9,958	3,951	13,909

Charged to expense	6,629	1,130	7,759
Cash payments	(10,866)	(1,857)	(12,723)
Adjustments to accrual	(425)	—	(425)
Foreign currency translation	(18)	—	(18)

Balance, July 31, 2010	$5,278	$3,224	$8,502

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Debt
A summary of lines of credit and long-term debt is as follows:

	July 31,	October 31,
In thousands	2010	2009
European short-term credit arrangements	$—	$14
Asia/Pacific short-term lines of credit	24,651	32,578
Americas credit facility	—	—
Americas long-term debt	117,421	109,329
European long-term debt	274,890	389,029
European credit facility	6,276	38,243
Senior notes	400,000	400,000
Deferred purchase price obligation	—	49,144
Capital lease obligations and other borrowings	19,841	20,916

	$843,079	$1,039,253

As of July 31, 2010, the Company’s credit facilities allowed for total maximum cash borrowings and letters of credit of $302 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $30.9 million of borrowings drawn on these credit facilities as of July 31, 2010, and letters of credit issued at that time totaled $62.5 million. The amount of availability for borrowings under these facilities as of July 31, 2010 was $166.8 million, of which $160.6 million was committed. Of this $160.6 million in committed capacity, $112.3 million can also be used for letters of credit. In addition to the $166.8 million of availability for borrowings, the Company also had $41.8 million in additional capacity for letters of credit in Europe and Asia/Pacific as of July 31, 2010. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is currently in compliance with such covenants.

The estimated fair value of the Company’s lines of credit and long-term debt are as follows:

	July 31, 2010
	Carrying	Fair
In thousands	Amount	Value
Lines of credit	$24,651	$24,651
Long-term debt	818,428	815,252

	$843,079	$839,903

The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded senior notes and the carrying values of the majority of the Company’s other debt obligations.

The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Subsequent Events
During the three months ended July 31, 2010, the Company entered into a debt-for-equity exchange agreement with Rhône Group LLC (“Rhône”), acting in its capacity as the administrative agent for the Rhône senior secured term loans. Pursuant to such agreement, a combined total of $140 million of principal balance outstanding under the Rhône senior secured term loans was exchanged for a total of 31.1 million shares of the Company’s common stock, which represents an exchange price of $4.50 per share. The Company and Rhône closed the exchange on August 9, 2010, resulting in further de-leveraging of the Company’s consolidated balance sheet.

As a result of this exchange, the Company will recognize significant charges in order to write-off a pro-rata portion of the deferred debt issuance costs that were capitalized in connection with the issuance of the Rhône senior secured term loans, as well as for a pro-rata portion of the debt discount that was recorded upon the issuance of the warrants associated with such senior secured term loans. The Company expects that the total charge for these write-offs will be approximately $28.7 million. This charge will be recognized during the three months ending October 31, 2010 and will be non-recurring, non-cash and non-operating.

The Company intends to refinance the remaining outstanding balance under the Rhône senior secured term loans (approximately $23.9 million) with a new term loan that has terms more favorable to the Company than the credit markets permitted a year ago. The Company expects to close this transaction during the three months ending October 31, 2010. If the Company successfully refinances the remaining balance of the Rhône senior secured term loans, it will have to recognize additional write-offs of approximately $4.5 million.

On August 27, 2010, the Company entered into an amendment to its existing $200 million asset-based credit facility (“Credit Facility”) for its Americas segment. The amended Credit Facility is a $150 million facility (with the option to expand the facility to $250 million on certain conditions) and the amendment, among other things, extended the maturity date of the Credit Facility to August 27, 2014 (compared to July 31, 2012 under the original facility). The amended Credit Facility includes a $102.5 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 2.5% to 3.0% (compared to LIBOR plus a margin of 4.0% to 4.5% under the original facility), depending upon availability.

15.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of July 31, 2010 and October 31, 2009 and for the three and nine month periods ended July 31, 2010 and 2009. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2010, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended July 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$188	$200,005	$254,245	$(12,963)	$441,475
Cost of goods sold	—	108,827	107,659	(5,744)	210,742

Gross profit	188	91,178	146,586	(7,219)	230,733

Selling, general and administrative expense	6,590	71,121	121,552	(6,108)	193,155
Asset impairment	—	1,655	1,570	—	3,225

Operating (loss) income	(6,402)	18,402	23,464	(1,111)	34,353

Interest expense	7,228	7,303	6,099	—	20,630
Foreign currency (gain) loss	(44)	(15)	272	—	213
Equity in earnings and other income	(21,578)	—	—	21,578	—

Income before (benefit) provision for income taxes	7,992	11,114	17,093	(22,689)	13,510

(Benefit) provision for income taxes	(314)	660	4,750	—	5,096

Income from continuing operations	8,306	10,454	12,343	(22,689)	8,414
Income from discontinued operations	—	—	143	—	143

Net income	8,306	10,454	12,486	(22,689)	8,557
Less: net income attributable to non-controlling interest	—	(251)	—	—	(251)

Net income attributable to Quiksilver, Inc.	$8,306	$10,203	$12,486	$(22,689)	$8,306

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended July 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$76	$220,841	$289,975	$(9,498)	$501,394
Cost of goods sold	—	138,642	131,365	(2,977)	267,030

Gross profit	76	82,199	158,610	(6,521)	234,364

Selling, general and administrative expense	10,529	84,447	122,894	(6,099)	211,771

Operating (loss) income	(10,453)	(2,248)	35,716	(422)	22,593

Interest expense	10,896	615	3,836	—	15,347
Foreign currency (gain) loss	(112)	(31)	3,616	—	3,473
Equity in earnings and other expense	(22,783)	—	—	22,783	—

Income (loss) before provision (benefit) for income taxes	1,546	(2,832)	28,264	(23,205)	3,773

Provision (benefit) for income taxes	1	(7,576)	7,971	—	396

Income from continuing operations	1,545	4,744	20,293	(23,205)	3,377
(Loss) income from discontinued operations	(199)	398	(2,420)	154	(2,067)

Net income	1,346	5,142	17,873	(23,051)	1,310
Less: net loss attributable to non-controlling interest	—	36	—	—	36

Net income attributable to Quiksilver, Inc.	$1,346	$5,178	$17,873	$(23,051)	$1,346

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended July 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$282	$511,938	$861,937	$(31,656)	$1,342,501
Cost of goods sold	—	283,744	368,300	(11,712)	640,332

Gross profit	282	228,194	493,637	(19,944)	702,169

Selling, general and administrative expense	28,890	206,890	392,766	(18,815)	609,731
Asset impairment	—	1,655	1,570	—	3,225

Operating (loss) income	(28,608)	19,649	99,301	(1,129)	89,213

Interest expense	21,555	21,466	20,521	—	63,542
Foreign currency gain	(373)	(167)	(5,840)	—	(6,380)
Equity in earnings and other income	(58,282)	—	—	58,282	—

Income (loss) before (benefit) provision for income taxes	8,492	(1,650)	84,620	(59,411)	32,051

(Benefit) provision for income taxes	(3,884)	(933)	23,006	—	18,189

Income (loss) from continuing operations	12,376	(717)	61,614	(59,411)	13,862
Income from discontinued operations	—	—	821	—	821

Net income (loss)	12,376	(717)	62,435	(59,411)	14,683
Less: net income attributable to non- controlling interest	—	(2,307)	—	—	(2,307)

Net income (loss) attributable to Quiksilver, Inc.	$12,376	$(3,024)	$62,435	$(59,411)	$12,376

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended July 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$225	$606,982	$859,593	$(27,955)	$1,438,845
Cost of goods sold	—	381,967	391,976	(9,743)	764,200

Gross profit	225	225,015	467,617	(18,212)	674,645

Selling, general and administrative expense	26,516	255,622	357,557	(18,517)	621,178

Operating (loss) income	(26,291)	(30,607)	110,060	305	53,467

Interest expense	31,814	1,570	9,669	—	43,053
Foreign currency (gain) loss	(111)	19	6,921	—	6,829
Equity in earnings and other income	152,467	(398)	(4)	(152,467)	(402)

(Loss) income before (benefit) provision for income taxes	(210,461)	(31,798)	93,474	152,772	3,987

(Benefit) provision for income taxes	(2,822)	38,463	24,864	—	60,505

(Loss) income from continuing operations	(207,639)	(70,261)	68,610	152,772	(56,518)
Income (loss) from discontinued operations	17,372	(2,389)	(148,410)	664	(132,763)

Net loss	(190,267)	(72,650)	(79,800)	153,436	(189,281)
Less: net income attributable to non-controlling interest	—	(982)	(4)	—	(986)

Net loss attributable to Quiksilver, Inc.	$(190,267)	$(73,632)	$(79,804)	$153,436	$(190,267)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At July 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25	$61,667	$93,961	$—	$155,653
Trade accounts receivable, net	—	133,023	207,898	—	340,921
Other receivables	1,071	4,338	21,524	—	26,933
Income taxes receivable	—	9,766	(4,517)	—	5,249
Inventories	—	80,109	192,482	(1,737)	270,854
Deferred income taxes	—	9,840	30,031	—	39,871
Prepaid expenses and other current assets	13,401	11,948	16,619	—	41,968
Current assets held for sale	—	—	—	—	—

Total current assets	14,497	310,691	557,998	(1,737)	881,449

Fixed assets, net	6,358	62,324	148,846	—	217,528
Intangible assets, net	2,980	49,684	88,098	—	140,762
Goodwill	—	114,863	203,555	—	318,418
Investment in subsidiaries	916,721	—	—	(916,721)	—
Other assets	6,556	14,569	46,443	—	67,568
Deferred income taxes long-term	—	(26,743)	80,257	—	53,514

Total assets	$947,112	$525,388	$1,125,197	$(918,458)	$1,679,239

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$24,651	$—	$24,651
Accounts payable	1,090	77,178	130,247	—	208,515
Accrued liabilities	14,655	24,788	57,185	—	96,628
Current portion of long-term debt	—	169	58,920	—	59,089
Intercompany balances	53,877	(112,837)	58,960	—	—
Current liabilities of assets held for sale	—	15	784	—	799

Total current liabilities	69,622	(10,687)	330,747	—	389,682

Long-term debt, net of current portion	400,000	118,921	240,418	—	759,339
Other long-term liabilities	—	39,141	3,925	—	43,066

Total liabilities	469,622	147,375	575,090	—	1,192,087

Stockholders’/invested equity	477,490	368,758	549,700	(918,458)	477,490
Non-controlling interest	—	9,255	407	—	9,662

Total liabilities and equity	$947,112	$525,388	$1,125,197	$(918,458)	$1,679,239

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$12,376	$(717)	$62,435	$(59,411)	$14,683
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations	—	—	(821)	—	(821)
Depreciation and amortization	1,155	16,419	22,641	—	40,215
Stock-based compensation	11,414	—	—	—	11,414
Provision for doubtful accounts	—	5,137	6,329	—	11,466
Equity in earnings	(58,282)	—	(656)	58,282	(656)
Asset impairment	—	1,655	1,570	—	3,225
Non-cash interest expense	963	11,641	7,009	—	19,613
Deferred income taxes	—	(2,457)	24,273	—	21,816
Other adjustments to reconcile net income (loss)	(339)	(1,221)	(2,061)	—	(3,621)
Changes in operating assets and liabilities:
Trade accounts receivable	—	12,379	46,513	—	58,892
Inventories	—	6,595	(18,022)	1,129	(10,298)
Other operating assets and liabilities	8,616	(515)	15,756	—	23,857

Cash (used in) provided by operating activities of continuing operations	(24,097)	48,916	164,966	—	189,785
Cash provided by operating activities of discontinued operations	—	—	3,707	—	3,707

Net cash (used in) provided by operating activities	(24,097)	48,916	168,673	—	193,492

Cash flows from investing activities:
Capital expenditures	(3,319)	(2,211)	(24,442)	—	(29,972)
Changes in restricted cash	—	—	52,706	—	52,706

Cash (used in) provided by investing activities of continuing operations	(3,319)	(2,211)	28,264	—	22,734
Cash used in investing activities of discontinued operations	—	—	—	—	—

Net cash (used in) provided by investing activities	(3,319)	(2,211)	28,264	—	22,734

Cash flows from financing activities:
Borrowings on lines of credit	—	—	8,143	—	8,143
Payments on lines of credit	—	—	(16,707)	—	(16,707)
Payments of debt issuance costs	—	—	(1,823)	—	(1,823)
Borrowings on long-term debt	—	22,735	14,016	—	36,751
Payments on long-term debt	—	(23,731)	(159,451)	—	(183,182)
Stock option exercises, employee stock purchases and tax benefit on option exercises	3,429	—	—	—	3,429
Purchase of non-controlling interest	—	—	(3,549)	—	(3,549)
Intercompany	23,691	14,823	(38,514)	—	—

Cash provided by (used in) financing activities of continuing operations	27,120	13,827	(197,885)	—	(156,938)
Cash used in financing activities of discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	27,120	13,827	(197,885)	—	(156,938)

Effect of exchange rate changes on cash	—	—	(3,151)	—	(3,151)

Net (decrease) increase in cash and cash equivalents	(296)	60,532	(4,099)	—	56,137
Cash and cash equivalents, beginning of period	321	1,135	98,060	—	99,516

Cash and cash equivalents, end of period	$25	$61,667	$93,961	$—	$155,653

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(190,267)	$(72,650)	$(79,800)	$153,436	$(189,281)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(17,372)	2,389	148,410	(664)	132,763
Depreciation and amortization	1,145	18,377	20,866	—	40,388
Stock-based compensation	7,419	—	—	—	7,419
Provision for doubtful accounts	—	8,535	4,645	—	13,180
Equity in earnings	152,467	—	(113)	(152,467)	(113)
Deferred income taxes	—	47,413	(3,287)	—	44,126
Other adjustments to reconcile net loss	(136)	956	1,950	—	2,770
Changes in operating assets and liabilities:
Trade accounts receivables	—	41,032	16,281	—	57,313
Inventories	—	22,371	(24,175)	18	(1,786)
Other operating assets and liabilities	3,113	1,332	27,313	—	31,758

Cash (used in) provided by operating activities of continuing operations	(43,631)	69,755	112,090	323	138,537
Cash (used in) provided by operating activities of discontinued operations	(19,423)	42,920	(12,218)	664	11,943

Net cash (used in) provided by operating activities	(63,054)	112,675	99,872	987	150,480
Cash flows from investing activities:
Capital expenditures	(3,734)	(6,072)	(22,699)	—	(32,505)

Cash used in investing activities of continuing operations	(3,734)	(6,072)	(22,699)	—	(32,505)
Cash provided by investing activities of discontinued operations	—	—	21,848	—	21,848

Net cash (used in) provided by investing activities	(3,734)	(6,072)	(851)	—	(10,657)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	8,613	—	8,613
Payments on lines of credit	—	—	(38,316)	—	(38,316)
Borrowings on long-term debt	—	497,316	63,604	—	560,920
Payments on long-term debt	—	(492,753)	(70,756)	—	(563,509)
Payments of debt issuance costs	(5,130)	(16,782)	(2,969)	—	(24,881)
Stock option exercises, employee stock purchases and tax benefit on option exercises	862	—	—	—	862
Intercompany	71,055	(82,134)	11,079	—	—

Cash provided by (used in) financing activities of continuing operations	66,787	(94,353)	(28,745)	—	(56,311)
Cash used in financing activities of discontinued operations	—	—	(11,136)	—	(11,136)

Net cash provided by (used in) financing activities	66,787	(94,353)	(39,881)	—	(67,447)
Effect of exchange rate changes on cash	—	—	(8,588)	—	(8,588)

Net (decrease) increase in cash and cash equivalents	(1)	12,250	50,552	987	63,788
Cash and cash equivalents, beginning of period	18	2,666	50,358	—	53,042

Cash and cash equivalents, end of period	$17	$14,916	$100,910	$987	$116,830

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
Over the past 40 years, Quiksilver has been established as a global company representing the casual, youth lifestyle associated with boardriding sports. We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offering expanded in the 1980s as we grew our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States from our Australian licensor, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept which displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports-inspired footwear. In 2005, we acquired Skis Rossignol SA, a wintersports and golf equipment company. Our golf equipment operations were subsequently sold in December 2007 and our Rossignol wintersports business was sold in November 2008. Our Rossignol wintersports business, including both equipment and related apparel, is classified as discontinued operations and the assets and related liabilities of our remaining Rossignol apparel business are classified as held for sale in our condensed consolidated financial statements. As a result of this disposition, the following information has been adjusted to exclude our Rossignol businesses.
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

Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
Statements of Operations data	2010	2009	2010	2009
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	52.3	46.7	52.3	46.9
Selling, general and administrative expense	43.8	42.2	45.4	43.2
Asset impairment	0.7	—	0.2	—
Operating income	7.8	4.5	6.6	3.7

Interest expense	4.7	3.1	4.7	3.0
Foreign currency and other expense (income)	0.0	0.7	(0.5)	0.5

Income before provision for income taxes	3.1	0.8	2.4	0.2

Other data

Adjusted EBITDA(1)	11.7%	7.2%	11.0%	6.5%

(1)	Adjusted EBITDA is defined as income (loss) from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of income (loss) from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
In thousands	2010	2009	2010	2009
Income (loss) from continuing operations attributable to Quiksilver, Inc.	$8,163	$3,413	$11,555	$(57,504)
Provision for income taxes	5,096	396	18,189	60,505
Interest expense	20,630	15,347	63,542	43,053
Depreciation and amortization	13,192	13,650	40,215	40,388
Non-cash stock-based compensation expense	1,279	3,047	11,414	7,419
Non-cash asset impairments	3,225	—	3,225	—

Adjusted EBITDA	$51,585	$35,853	$148,140	$93,861

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009
Our total net revenues for the three months ended July 31, 2010 decreased 12% to $441.5 million from $501.4 million in the comparable period of the prior year. In constant currency, net revenues decreased 10% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related product lines for our Quiksilver, Roxy, DC and other brands, which primarily include Hawk and Lib Technologies.
In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each reporting segment. As such, this methodology does not account for movements in individual currencies within an operating segment (for example, non-euro currencies within our European segment). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the three months ended July 31, 2010 and 2009:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)

July 31, 2009	$256,778	$189,027	$55,090	$499	$501,394
July 31, 2010	234,630	151,675	54,504	666	441,475
Percentage decrease	(9%)	(20%)	(1%)		(12%)

Constant currency (current year exchange rates)

July 31, 2009	256,778	170,342	60,588	499	488,207
July 31, 2010	234,630	151,675	54,504	666	441,475
Percentage decrease	(9%)	(11%)	(10%)		(10%)
Revenues in the Americas decreased 9% to $234.6 million for the three months ended July 31, 2010 from $256.8 million in the comparable period of the prior year, while European revenues decreased 20% to $151.7 million from $189.0 million and Asia/Pacific revenues decreased 1% to $54.5 million from $55.1 million for those same periods. The decrease in Americas’ net revenues was primarily attributable to generally weak economic conditions affecting both our retail and wholesale channels, with particular softness in the junior’s market. The decrease in the Americas came primarily from Roxy brand revenues and, to a lesser extent, DC brand revenues. The decrease in Roxy brand revenues came primarily from our apparel product line, but was partially offset by growth in our accessories product line. The decrease in DC brand revenues came primarily from our apparel and footwear product lines and, to a lesser extent, our accessories product line. Quiksilver brand revenues remained essentially flat, with growth in our accessories and footwear product lines offset by a decline in our apparel product line. Europe’s net revenues decreased 11% in constant currency. The currency adjusted revenue decrease in Europe was primarily the result of a decline in our Roxy and Quiksilver brand revenues and, to a lesser extent, a decline in our DC brand revenues. The decrease in Roxy brand revenues was generally from our apparel product line and, to a lesser extent, our accessories and footwear product lines. Roxy brand revenues were particularly impacted by softness in the junior’s market. The decrease in Quiksilver brand revenues was primarily from our apparel product line and, to a lesser extent, our footwear product line. The decrease in DC brand revenues was primarily from our footwear and apparel product lines, which were partially offset by growth in our accessories product line. Asia/Pacific’s net revenues decreased 10% in constant currency. The currency adjusted decrease in Asia/Pacific came primarily from the Roxy brand and, to a lesser extent, from the DC and Quiksilver brands across all major product categories.

Our Asia/Pacific segment was the most impacted by weak economic conditions during the quarter as retail was challenging in both of our primary markets of Australia and Japan.
Our consolidated gross profit margin for the three months ended July 31, 2010 increased to 52.3% from 46.7% in the comparable period of the prior year. The gross profit in the Americas segment increased to 46.7% from 37.7%, our European segment gross profit margin increased to 60.6% from 57.5%, and our Asia/Pacific segment gross profit margin decreased to 52.7% from 53.7% for those same periods. The increase in the Americas segment gross profit margin was primarily the result of less discounting in our wholesale business and, to a lesser extent, in our company-owned retail stores, less clearance business and improved sourcing. Our European segment gross profit margin increased primarily as a result of improvements in our company-owned retail stores, improved sourcing and, to a lesser extent, improved margins on clearance business. In our Asia/Pacific segment, the gross profit margin decrease was primarily due to less full price retail sales compared to the prior year.
Our selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2010 decreased 9% to $193.2 million from $211.8 million in the comparable period of the prior year. In the Americas segment, SG&A expenses decreased 13% to $80.0 million from $92.3 million in the comparable period of the prior year, while our European segment SG&A decreased 9% to $76.2 million from $83.7 million, and our Asia/Pacific segment SG&A increased 7% to $29.2 million from $27.3 million for those same periods. As a percentage of revenues, our consolidated SG&A increased to 43.8% for the three months ended July 31, 2010 from 42.2% for the three months ended July 31, 2009. In the Americas, SG&A as a percentage of revenues decreased to 34.1% compared to 35.9% in the comparable period of the prior year. In Europe, SG&A as a percentage of revenues increased to 50.2% from 44.3% and in Asia/Pacific, SG&A as a percentage of revenues increased to 53.5% from 49.5% for those same periods. The decrease in SG&A as a percentage of revenues in our Americas segment was primarily due to lower overall expenses due to cost-cutting. The increase in SG&A as a percentage of revenues in our European segment was primarily caused by lower revenues and the costs of operating additional retail stores. Europe’s SG&A increased 1% in constant currency. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues. Asia/Pacific’s SG&A decreased 3% in constant currency.
Asset impairment charges for the three months ended July 31, 2010 were $3.2 million, compared to none in the three months ended July 31, 2009. These charges were $1.9 million in the Americas segment, $0.1 million in our European segment and $1.2 million in our Asia/Pacific segment. In the Americas segment, $1.4 million of the total was for fixed asset impairments as a result of the closure of our Canada and DC Shoes’ headquarter locations, while the remaining $0.5 million related to a retail store impairment. In the European segment, the charge related to a retail store impairment, while in our Asia/Pacific segment, the charge related to fixed asset impairments.
Interest expense for the three months ended July 31, 2010 increased to $20.6 million from $15.3 million in the comparable period of the prior year primarily as a result of higher interest rates associated with our debt structure, although $6.7 million of the $20.6 million was non-cash interest expense.
Our foreign currency loss amounted to $0.2 million for the three months ended July 31, 2010 compared to a loss of $3.5 million in the comparable period of the prior year. This loss resulted primarily from the foreign currency exchange effect of certain U.S. dollar denominated liabilities of our foreign subsidiaries.
Our effective income tax rate for the three months ended July 31, 2010 was 37.7% compared to 10.5% for the three months ended July 31, 2009. The income tax rate for the three months ended July 31, 2009 was positively impacted by favorable adjustments, primarily related to the finalization of certain tax deductions that were more favorable than originally anticipated.
Our income from continuing operations for the three months ended July 31, 2010 increased to $8.2 million or $0.05 per share on a diluted basis, compared to $3.4 million, or $0.03 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA increased to $51.6 million from $35.9 million for those same periods.

Nine Months Ended July 31, 2010 Compared to Nine Months Ended July 31, 2009
Our total net revenues for the nine months ended July 31, 2010 decreased 7% to $1,342.5 million from $1,438.8 million in the comparable period of the prior year. Net revenues decreased 10% in constant currency.
The following table presents revenues by segment in both historical currency and constant currency for the nine months ended July 31, 2010 and 2009:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)

July 31, 2009	$690,181	$581,223	$164,979	$2,462	$1,438,845
July 31, 2010	621,324	538,260	180,201	2,716	1,342,501
Percentage (decrease) increase	(10%)	(7%)	9%		(7%)

Constant currency (current year exchange rates)

July 31, 2009	690,181	590,893	209,324	2,462	1,492,860
July 31, 2010	621,324	538,260	180,201	2,716	1,342,501
Percentage decrease	(10%)	(9%)	(14%)		(10%)
Revenues in the Americas decreased 10% to $621.3 million for the nine months ended July 31, 2010 from $690.2 million in the comparable period of the prior year, while European revenues decreased 7% to $538.3 million from $581.2 million and Asia/Pacific revenues increased 9% to $180.2 million from $165.0 million for those same periods. The decrease in Americas’ net revenues was primarily attributable to generally weak economic conditions affecting both our retail and wholesale channels, with particular softness in the junior’s market. The decrease in the Americas came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues. These decreases were partially offset by growth in DC brand revenues. The decrease in Roxy brand revenues came across all product lines. The decrease in Quiksilver brand revenues came primarily from the apparel product line and was partially offset by growth in the accessories and footwear product lines. The increase in DC brand revenues came primarily from our apparel and accessories product lines and, to a lesser extent, our footwear product lines. European net revenues decreased 9% in constant currency. The currency adjusted decrease in Europe came primarily from decreases in our Roxy and Quiksilver brand revenues, partially offset by modest growth in our DC brand revenues. The decreases in our Roxy and Quiksilver brand revenues came primarily from our apparel product line and, to a lesser extent, our accessories and footwear product lines. The increase in DC brand revenues came primarily from growth in our apparel and accessories product lines, but was partially offset by a decline in our footwear product lines. Asia/Pacific’s net revenues decreased 14% in constant currency. The currency adjusted decrease in Asia/Pacific revenues came across all brands and all major product lines. Our Asia/Pacific segment was particularly impacted by the generally weak economic conditions.
Our consolidated gross profit margin for the nine months ended July 31, 2010 increased to 52.3% from 46.9% in the comparable period of the prior year. The gross profit margin in the Americas segment increased to 45.6% from 37.3%, while our European segment gross profit margin increased to 59.7% from 56.6%, and our Asia/Pacific segment gross profit margin decreased to 53.9% from 54.0% for those same periods. The increase in the Americas segment gross profit margin was primarily the result of less discounting in our wholesale business and, to a lesser extent, in our company-owned retail stores, less clearance business and improved sourcing. Our European segment gross profit margin increased primarily as a result of improved sourcing, improved margins in our company-owned retail stores and, to a lesser extent, improved margins on clearance business. In our Asia/Pacific segment, the gross profit was generally flat compared to the prior year.
Our SG&A for the nine months ended July 31, 2010 decreased 2% to $609.7 million from $621.2 million in the comparable period of the prior year. SG&A decreased 6% in constant currency. In the Americas segment, these expenses decreased 13% to $237.5 million from $273.3 million in the comparable period of the prior year, while our European segment SG&A increased 3% to $248.0 million from $241.6 million, and our Asia/Pacific segment SG&A increased 15% to $92.8 million from $80.5 million for those same periods. As a percentage of revenues, SG&A increased to 45.4% for the nine months ended July 31, 2010 from 43.2% for the nine months ended July 31, 2009. In the Americas, SG&A as a percentage of revenues decreased to 38.2% compared to 39.6% the year before. In Europe, SG&A as a percentage of revenues increased to 46.1% from 41.6%, and in Asia/Pacific, SG&A as a percentage of revenues increased to 51.5% from 48.8% for those same periods. The decrease in SG&A as a percentage of revenues in our Americas segment was primarily a result of lower overall expenses due to cost cutting, partially offset by lower revenues. The increase in SG&A as a percentage of revenues in our European segment was primarily caused by lower revenues and, to a lesser extent, the cost of operating additional retail stores. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues.
Interest expense for the nine months ended July 31, 2010 increased to $63.5 million from $43.1 million in the comparable period of the prior year primarily as a result of higher interest rates associated with our debt structure, although $19.6 million of the $63.5 million was non-cash interest expense.
Our foreign currency gain amounted to $6.4 million for the nine months ended July 31, 2010 compared to a $6.8 million loss in the comparable period of the prior year. The current year gain resulted primarily from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities and certain U.S. dollar denominated assets of our foreign subsidiaries.
Our income tax expense for the nine months ended July 31, 2010 was $18.2 million compared to $60.5 million for the nine months ended July 31, 2009. The income tax rate for the comparable period of the prior year was unfavorably impacted by a non-cash valuation allowance recorded against our deferred tax assets in the United States.
Our income from continuing operations for the nine months ended July 31, 2010 was $11.6 million, or $0.08 per share on a diluted basis, compared to a loss from continuing operations of $57.5 million, or $0.45 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA increased to $148.1 million from $93.9 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of senior notes to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness, and in July 2009, we closed a $153.1 million five year senior secured term loan, refinanced our existing asset-based credit facility with a new $200 million three year asset-based credit facility for our Americas segment, and refinanced our short-term uncommitted lines of credit in Europe with a new €268 million multi-year facility. The closing of these transactions enabled us to extend a significant portion of our short-term maturities to a long-term basis. However, the applicable interest rates on these refinanced obligations, particularly the $153.1 million term loan, were higher than on the obligations they replaced. These higher interest rates are reflected in our net interest expense of $63.5 million for the nine months ended July 31, 2010, which represents an increase of $20.5 million in interest expense over the nine months ended July 31, 2009. However, $19.6 million of this additional interest expense was non-cash interest. As of July 31, 2010, we had a total of approximately $843 million of indebtedness compared to a total of approximately $1,039 million of indebtedness at October 31, 2009. Our total indebtedness declined primarily as a result of scheduled repayments made on our European long-term debt, the payment of the deferred purchase price obligation from the Rossignol acquisition and the effect of changes in foreign currency exchange rates.
During the three months ended July 31, 2010, we entered into a debt-for-equity exchange agreement with Rhône Group LLC, acting in its capacity as the administrative agent for the Rhône senior secured term loans. Pursuant to such agreement, a combined total of $140 million of principal balance outstanding under the Rhône senior secured term loans was exchanged for a total of 31.1 million shares of our common stock, which represents an exchange price of $4.50 per share. We closed the exchange on August 9, 2010, resulting in the further de-leveraging of our consolidated balance sheet.
As a result of this exchange, we will recognize significant charges in order to write-off a pro-rata portion of the deferred debt issuance costs that were capitalized in connection with the issuance of the Rhône senior secured term loans, as well as for a pro-rata portion of the debt discount that was recorded upon the issuance of the warrants associated with such senior secured term loans. We expect that the total charge for these write-offs will be approximately $28.7 million. This charge will be recognized during the three months ending October 31, 2010 and will be non-recurring, non-cash and non-operating. With the lower debt balance as a result of the exchange, we expect our interest expense to decline in future periods. The elimination of $140 million of outstanding principal balance should result in approximately $26.1 million in annual interest expense savings.
We intend to refinance the remaining outstanding balance under the Rhône senior secured term loans (approximately $23.9 million) with a new term loan that has terms more favorable to us than the credit markets permitted a year ago. We expect to close this transaction during the three months ending October 31, 2010. If we successfully refinance the remaining balance of the Rhône senior secured term loans, we will have to recognize additional write-offs of approximately $4.5 million, but we should also gain future annual interest expense savings of approximately $4.2 million.
On August 27, 2010, we entered into an amendment to our existing $200 million asset-based credit facility (“Credit Facility”) for our Americas segment. The amended Credit Facility is a $150 million facility (with the option to expand the facility to $250 million on certain conditions) and the amendment, among other things, extended the maturity date of the Credit Facility to August 27, 2014 (compared to July 31, 2012 under the original facility). The amended Credit Facility includes a $102.5 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 2.5% to 3.0% (compared to LIBOR plus a margin of 4.0% to 4.5% under the original facility), depending upon availability.
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
During the three months ended July 31, 2010, we obtained licenses from a software vendor in preparation for the implementation of a new global enterprise-wide reporting system. We are currently in the project planning stages and we expect to begin implementation on a component of our business in the U.S. during the three months ending October 31, 2010. As a result of the selection of this new system, we are currently evaluating our existing systems to determine if any may no longer be used upon implementation of the new system. This evaluation could result in the write-off of any systems that will no longer be in use, causing us to record future impairment losses.
Cash Flows
Operating activities from continuing operations provided cash of $189.8 million in the nine months ended July 31, 2010 compared to $138.5 million in the nine months ended July 31, 2009. This $51.3 million increase in cash provided was due to a decrease in our net loss and other non-cash charges of $66.0 million, which was primarily the result of having net income in the current year, partially offset by increases in working capital of $14.7 million.
Capital expenditures from continuing operations totaled $30.0 million for the nine months ended July 31, 2010, compared to $32.5 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer, warehouse and manufacturing equipment. We had no acquisitions during the nine month period ended July 31, 2010. As discussed above, we plan to implement a new global enterprise-wide reporting system. The implementation costs of this project are expected to increase our level of capital expenditures over the next three years and the ongoing maintenance of this system could also require higher levels of investment as compared to our current systems. We expect to fund these expenditures from operating cash flows.
During the nine months ended July 31, 2010, net cash used in financing activities from continuing operations totaled $156.9 million, compared to $56.3 million in the comparable period of the prior year. Cash used primarily related to scheduled debt repayments, as well as a payment for the Rossignol deferred purchase price obligation of approximately $45.6 million, which was paid in April 2010.
The net increase in cash and cash equivalents for the nine months ended July 31, 2010 was $56.1 million compared to a net increase of $63.8 million in the comparable period of the prior year. Cash and cash equivalents totaled $155.7 million at July 31, 2010 compared to $99.5 million at October 31, 2009, while working capital was $491.8 million at July 31, 2010 compared to $561.7 million at October 31, 2009.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 21% to $340.9 million at July 31, 2010 from $430.9 million at October 31, 2009. Accounts receivable in our Americas segment decreased 11% to $176.0 million at July 31, 2010 from $198.5 million at October 31, 2009, European segment accounts receivable decreased 22% to $133.1 million from $170.4 million and Asia/Pacific segment accounts receivable decreased 49% to $31.8 million from $62.0 million. Compared to July 31, 2009, accounts receivable decreased 14% in the Americas segment, 27% in our European segment and 10% in our Asia/Pacific segment. In constant currency, consolidated trade accounts receivable decreased 18% compared to July 31, 2009. The decrease in consolidated trade accounts receivable was a result of lower levels of revenues and improved collections. Included in accounts receivable at July 31, 2010 are approximately $19.7 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, are deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding decreased by approximately 6 days at July 31, 2010 compared to July 31, 2009.
Consolidated inventories increased 1% to $270.9 million at July 31, 2010 from $267.7 million at October 31, 2009. Inventories in the Americas segment decreased 3% to $106.1 million from $109.8 million at October 31, 2009, European segment inventories increased 10% to $105.4 million from $95.5 million and Asia/Pacific segment inventories decreased 5% to $59.4 million from $62.4 million. Compared to July 31, 2009, inventories decreased 27% in the Americas segment, 18% in our European segment and 2% in our Asia/Pacific segment. In constant currency, our consolidated inventories decreased 18% compared to July 31, 2009. The decrease in consolidated inventories was a result of less inventory purchases to support lower levels of revenues. Consolidated average annual inventory turnover was approximately 3.2 at July 31, 2010 compared to approximately 3.0 at July 31, 2009.
Income Taxes
During the nine months ended July 31, 2010, our liability for uncertain tax positions, exclusive of interest and penalties, increased by $102.1 million to approximately $144.2 million. Our liability increased by $102.4 million for positions taken in the current period, by $8.6 million for positions taken in prior periods, and was partially offset by an $8.9 million reduction primarily due to a lapse in a statute of limitations. The nature of the net increase relates primarily to intercompany restructuring transactions between foreign affiliates.
During the nine months ended July 31, 2010, we also recorded a liability of $101.5 million that, if resolved unfavorably, would result in the reduction of tax attributes rather than a cash obligation. This liability and the corresponding tax attributes are presented on a net basis on our accompanying condensed consolidated balance sheets.

If our positions are favorably sustained by the relevant taxing authority, approximately $131.8 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.
Commitments
As discussed above, we successfully closed a $140 million debt-for-equity exchange with Rhône on August 9, 2010, an amendment to our asset-based line of credit agreement in the Americas region on August 27, 2010, and we expect to close a new term loan (to be used to repay the remaining outstanding balance of the Rhône senior secured term loans) during the three months ending October 31, 2010. There have been no other material changes outside the ordinary course of business in our contractual obligations since October 31, 2009.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.
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
European revenues decreased 9% in euros during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, European revenues decreased 7% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year.
Asia/Pacific revenues decreased 14% in Australian dollars during the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, Asia/Pacific revenues increased 9% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year.
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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2010.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Credit Agreement by and among Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated July 31, 2009. (1)

10.2
Exchange Letter Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., Mountain & Wave S.a.r.l., Rhône Group L.L.C., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated June 14, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 15, 2010).

10.3
Exchange Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., Mountain & Wave S.a.r.l., Rhône Group L.L.C., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated June 24, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 25, 2010).

10.4
Stockholders Agreement by and among Quiksilver, Inc., Rhône Capital III, L.P., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2010).

10.5
First Amendment to Credit Agreement by and among Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated August 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 2, 2010).

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(1)	This exhibit has been previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, but is being re-filed herewith to correct for typographical errors. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated by asterisks (“*****”), and the omitted text has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
September 9, 2010	/s/ Brad L. Holman
Brad L. Holman
Senior Vice President and Corporate Controller (Principal Accounting Officer and Authorized Signatory)