Form 10-Q/A
period 2010-04-30
QUIKSILVER INC
filed 2010-09-15
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
June 4, 2010 was 132,596,464

Item 6. Exhibits
SIGNATURES
EX-10.5
EX-31.1
EX-31.2

EXPLANATORY NOTE
This Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 that was originally filed on June 9, 2010 (the “Original Form 10-Q”).
This Amendment is being filed solely to provide a revised copy of Exhibit 10.5 that was included with the Original Form 10-Q in response to an SEC comment in connection with the Company’s confidential treatment request. The only changes that have been made to Exhibit 10.5 are to correct for typographical errors in the exhibit.
No other changes have been made to the Form 10-Q by this Amendment. This Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

2

Item 6. Exhibits

Exhibits
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

3

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
September 15, 2010	/s/ Brad L. Holman
Brad L. Holman
Senior Vice President and Corporate Controller (Principal Accounting Officer and Authorized Signatory)

4