Form 10-K
period 2010-10-31
QUIKSILVER INC
filed 2011-01-12
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $685 million as of April 30, 2010, the last business day of Registrant’s most recently completed second fiscal quarter.
As of December 31, 2010, there were 164,430,427 shares of the Registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 22, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. BUSINESS
Unless the context indicates otherwise, when we refer to “we,” “us,” “our,” or the “Company” in this Form 10-K, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986. Our fiscal year ends on October 31, and references to fiscal 2010, fiscal 2009 and fiscal 2008 refer to the years ended October 31, 2010, 2009 and 2008, respectively.
Introduction
We are a globally diversified company that designs, develops and distributes branded apparel, footwear, accessories and related products, catering to the casual, youth lifestyle associated with the sports of surfing, skateboarding and snowboarding. We market products across our three core brands, Quiksilver, Roxy and DC, which each target a distinct segment of the action sports market, as well as several smaller brands. Our products, designed by boardriders for boardriders and consumers aspiring to the action sports lifestyle, combine over 40 years of brand heritage, authenticity and design experience with the latest technical performance innovations available in the marketplace. We believe all three of our core brands are authentic within the action sports communities as well as the broader outdoor market.
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Torquay, Australia. Our product offering expanded in the 1980s as we expanded our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the U.S., we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept that displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC to expand our presence in action sports inspired footwear.
Our products are sold in over 90 countries in a wide range of distribution channels, including surf shops, skateboard shops, snowboard shops, specialty stores, select department stores and 764 owned or licensed company stores. In fiscal 2010, more than 65% of our revenue was generated outside of the United States. Our corporate and Americas’ headquarters is in Huntington Beach, California, while our European headquarters is in St. Jean de Luz, France, and our Asia/Pacific headquarters is in Torquay, Australia.
In November 2008, we completed the sale of our Rossignol business, which included the brands Rossignol, Dynastar, Look and Lange. Our Rossignol business, including both wintersports equipment and related apparel, is classified as discontinued operations in this report. The remaining assets and related liabilities of our legacy Rossignol apparel business are classified as held for sale, and the operations are classified as discontinued in our consolidated financial statements. Also, as part of our acquisition of Rossignol in 2005, we acquired a majority interest in Roger Cleveland Golf Company, Inc. Our golf equipment operations were subsequently sold in December 2007 and are also classified as discontinued operations in our consolidated financial statements. As a result of these dispositions, the following information has been adjusted to exclude both our Rossignol and golf equipment businesses.
Segment Information
We have three operating segments consisting of the Americas, Europe and Asia/Pacific, each of which sells a full range of our products. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating profits and identifiable assets attributable to our operating segments, see note 14 of our consolidated financial statements. Our Rossignol business has been removed from our segment reporting and is classified as a discontinued operation.
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
Quiksilver
We have grown our Quiksilver brand from its origins as a line of boardshorts to now include shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear, hats, backpacks, wetsuits, watches, eyewear and other accessories. Quiksilver has also expanded its target market beyond young men to include men, women, boys, girls, toddlers and infants. In fiscal 2010, the Quiksilver brand represented approximately 42% of our revenues from continuing operations.
Roxy
Our Roxy brand for young women is a surf-inspired collection that we introduced in 1991, and later expanded to include girls, toddlers and infants, with the Teenie Wahine and Roxy Girl brands. Roxy includes a full range of sportswear, swimwear, footwear, backpacks, snowboardwear, snowboards, bedroom furnishings and other accessories. In fiscal 2010, the Roxy brand accounted for approximately 29% of our revenues from continuing operations.
DC
Our DC brand specializes in performance skateboard shoes, snowboard boots, sandals and apparel for both young men and juniors. We believe that DC’s skateboard-driven image and lifestyle is well positioned within the global outdoor youth market and has appeal beyond its core skateboarding base. In fiscal 2010, the DC brand accounted for approximately 26% of our revenues from continuing operations.
Other Brands
In fiscal 2010, our other brands represented approximately 3% of our revenues from continuing operations.
•	Raisins, Radio Fiji, Leilani — Raisins and Radio Fiji are swimwear labels for the juniors market, while Leilani was our contemporary swimwear label. We sold our Raisins juniors swimwear label and Leilani contemporary label in April 2010 and we do not plan to produce swimwear under these brands in the future.
•	Hawk — Tony Hawk, the world-famous skateboarder, is the inspiration for our Hawk brand. Our Hawk brand targets boys and young men who identify with the skateboarding lifestyle and recognize Tony Hawk from his broad media and video game exposure.
•	Lib Technologies and Gnu — We address the core snowboard market through our Lib Technologies and Gnu brands of snowboards and accessories.
Product Categories
The following table shows the approximate percentage of our revenues from continuing operations attributable to each of our major product categories during the last three fiscal years:

	Percentage of Revenues
	2010	2009	2008
Apparel	64%	66%	65%
Footwear	21	20	20
Accessories	15	14	15

	100%	100%	100%

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
We believe that retail prices for our U.S. apparel products range from approximately $20 for a t-shirt and $43 for a typical short to $190 for a typical snowboard jacket. For our European products, in euros, retail prices range from approximately €22 for a t-shirt and about €50 for a typical short to €162 for a basic snowboard jacket. In Australian dollars, our Asia/Pacific t-shirts sell for approximately $39, while our shorts sell for approximately $60 and a basic snowboard jacket sells for approximately $250. Retail prices for our typical skate shoe are approximately $60 in the U.S. and approximately €67 in Europe.
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
We have relationships with athletes worldwide. These include such well-known personalities as Kelly Slater, Tony Hawk, Dane Reynolds, Robbie Naish, Travis Rice, Danny Way, Rob Dyrdek, Ken Block, Travis Pastrana, Sofia Mulanovich, Torah Bright and Sarah Burke. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor many amateurs and up-and-coming professionals. We believe that these athletes legitimize the performance of our products, form the basis for our advertising and promotional content, maintain a real connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.
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
Our products are also distributed through independent specialty or active lifestyle stores and specialty chains. This category includes chains in the United States such as Pacific Sunwear, Nordstrom, Zumiez, Dick’s Sporting Goods, Famous Footwear and Journeys, and chains in Europe such as Intersport and Sport 2000. This category also includes many independent active lifestyle stores and sports shops in the United States and around the world. A limited amount of our products are distributed through select department stores, including Macy’s and Bloomingdales in the United States; Galeries Lafayette in France; and El Corte Ingles in Spain.
Although many of our brands are sold through the same retail accounts, distribution can be different depending on the brand and demographic group. Our Quiksilver products are sold in the Americas to customers that have approximately 11,500 store locations combined. Likewise, Roxy products are sold in the Americas to customers with approximately 11,300 store locations. Most of these Roxy locations also carry Quiksilver products. In the Americas, DC products are carried in approximately 12,000 stores. Our Quiksilver, Roxy and DC apparel, footwear, accessories and related products are found in approximately 10,800 store locations in Europe, and in approximately 3,660 store locations in Asia/Pacific.
Our European segment accounted for approximately 40%, 40% and 41% of our consolidated revenues from continuing operations during fiscal 2010, 2009 and 2008, respectively. Our Asia/Pacific segment accounted for approximately 14%, 13% and 12% of our consolidated revenues from continuing operations in fiscal 2010, 2009 and 2008, respectively. Other non-U.S. sales are in the Americas segment (i.e., Canada and Latin America) and accounted for approximately 12%, 9% and 8% of consolidated revenues from continuing operations in fiscal 2010, 2009 and 2008, respectively.
The following table summarizes the approximate percentages of our fiscal 2010 revenues by distribution channel:

	Percentage of Revenues
Distribution Channel	Americas	Europe	Asia/Pacific	Consolidated
Core market shops	28%	41%	77%	40%
Specialty stores	33	43	19	35
Department stores	15	6	2	9
U.S. exports	23	—	—	11
Distributors	1	10	2	5

Total	100%	100%	100%	100%

Geographic segment	46%	40%	14%	100%

Our revenues are spread over a large wholesale customer base. During fiscal 2010, approximately 18% of our consolidated revenues from continuing operations were from our ten largest customers, while our largest customer accounted for less than 3% of such revenues.
Our products are sold by approximately 300 independent sales representatives in the Americas, Europe and Asia/Pacific. In addition, we use approximately 125 local distributors in Europe, Asia/Pacific and Latin America. Our sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators in the United States who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our image at the retail level.

Our sales are globally diversified. The following table summarizes the approximate percentages of our consolidated revenues from continuing operations by geographic region (excluding licensees) for the fiscal years indicated:

	Percentage of Revenues
Geographic Region	2010	2009	2008
United States	34%	38%	39%
Other Americas	12	9	8
France	11	11	13
United Kingdom and Spain	11	11	13
Other European countries	18	18	15
Asia/Pacific	14	13	12

Total	100%	100%	100%

We generally sell our apparel, footwear, accessories and related products to wholesale customers on a net-30 to net-60 day basis in the Americas, and in Europe and Asia/Pacific on a net-30 to net-90 day basis depending on the country and whether we sell directly to retailers in the country or to a distributor. Some customers are on C.O.D. terms. We generally do not reimburse our customers for marketing expenses or participate in markdown programs with our customers. A limited amount of product is offered on consignment in our Asia/Pacific segment.
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
As of October 31, 2010, we owned 540 stores in selected markets that provide enhanced brand-building opportunities. In territories where we operated our wholesale businesses, we had 224 stores with independent retailers under license. We do not receive royalty income from these licensed stores. Rather, we provide the independent retailer with our retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain our brands at a minimum of 80% of the store’s inventory. Certain minimum purchase obligations are also required. In our licensed territories, such as Argentina and Turkey, our licensees operate 70 concept stores. We receive royalty income from sales in these stores based on the licensees’ revenues. We also distribute our products through outlet stores generally located in outlet malls in geographically diverse, non-urban locations. The total number of stores open at October 31, 2010 was 834. The unit count of both company-owned and licensed stores at October 31, 2010, excluding stores in licensed territories, is summarized in the following table:

	Number of Stores
	Americas		Europe		Asia/Pacific		Combined
	Company		Company		Company		Company
Store Concept	Owned	Licensed	Owned	Licensed	Owned	Licensed	Owned	Licensed
Quiksilver stores	53	16	126	163	38	13	217	192
Shop-in-shops	—	—	72	—	75	—	147	—
Roxy stores	3	2	18	13	11	3	32	18
Outlet stores	46	—	34	4	36	2	116	6
Other stores	4	2	22	3	2	3	28	8

	106	20	272	183	162	21	540	224

Seasonality
Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of our products, and due to the effect that the Christmas and holiday season has on the buying habits of our customers. Our consolidated revenues from continuing operations are summarized by quarter in the following table:

	Consolidated Revenues
Dollar amounts in thousands	2010		2009		2008

Quarter ended January 31	$432,737	24%	$443,278	23%	$496,581	22%
Quarter ended April 30	468,289	25	494,173	25	596,280	26
Quarter ended July 31	441,475	24	501,394	25	564,876	25
Quarter ended October 31	495,119	27	538,681	27	606,899	27

	$1,837,620	100%	$1,977,526	100%	$2,264,636	100%

Production and Raw Materials
Our apparel, footwear, accessories and related products are generally sourced separately for our Americas, Europe and Asia/Pacific operations. We own sourcing offices in Hong Kong, Shanghai and Dongguan that manage the majority of production for our Asia/Pacific business and some of our Americas and European production. We believe that as we align our sourcing and logistics operations, more products can be sourced together and additional efficiencies can be obtained. For the fiscal year ended October 31, 2010, approximately 84% of our apparel, footwear, accessories and related products were purchased or imported as finished goods from suppliers principally in China, Korea, Hong Kong, India, Vietnam and other parts of the far east, but also in Mexico, Turkey, Portugal and other foreign countries. After being imported, many of these products require embellishments such as screenprinting, dyeing, washing or embroidery. In the Americas, the remaining 16% of our production is manufactured by independent contractors from raw materials we provide, with a majority of this manufacturing done in Mexico and Central America, and the balance in the U.S.
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
During fiscal 2010, no single contractor of finished goods accounted for more than 7% of our consolidated production. Our largest raw material supplier accounted for 24% of our expenditures for raw materials during fiscal 2010, however, our raw materials expenditures only comprised 3% of our consolidated production costs. We believe that numerous qualified contractors, finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these contractors and suppliers. From time to time, however, our manufacturers may experience shortages of raw materials, which could result in delays in deliveries of our products by our manufacturers or in increased costs to us. For example, there is currently an acute shortage of cotton and other fabrics, which could materially increase our cost of goods.
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
We retain independent buying agents, primarily in China, Hong Kong, India, Vietnam and other foreign countries, to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, blanks and other products. In addition, these agents monitor duties and other trade regulations and perform some quality control functions. We also have approximately 270 employees primarily in Hong Kong and China, and a limited number of employees in Vietnam and India, that are involved in sourcing and quality control functions to assist us in monitoring and coordinating our overseas production.
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
Trademarks, Licensing Agreements and Patents
Trademarks
We own the “Quiksilver” and “Roxy” trademarks and the famous mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “Hawk”, “Lib Tech”, “Gnu”, “Bent Metal”, “DCSHOECOUSA”, the “DC Star” logo and other trademarks.
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
Licensing Agreements and Patents
We own rights throughout the world to use and license the Quiksilver and Roxy trademarks in apparel, footwear and related accessory product classifications. We also own rights throughout the world to use and license the DC related trademarks for the footwear, apparel and accessory products that we distribute under such brand. We directly operate all of the global Quiksilver and Roxy businesses with the exception of licensees in a few countries such as Argentina, Turkey and India. We have also licensed our Roxy trademark for snow skis, snow ski poles, snow ski boots and snow ski bindings in connection with our sale of Rossignol.
In April 2005, we licensed our Hawk brand in the United States to Kohl’s Stores, Inc., a department store chain with over 1,000 stores. Under the Kohl’s’ license agreement, Kohl’s has the exclusive right to manufacture and sell Hawk branded apparel and some related products in its U.S. stores and through its website. We receive royalties from Kohl’s based upon sales of Hawk branded products. Under the license agreement, we are responsible for product design, and Kohl’s manages sourcing, distribution, marketing and all other functions relating to the Hawk brand. The initial five-year term of the license agreement has expired, but Kohl’s exercised its option to extend the license agreement for an additional five years. Kohl’s has two remaining five-year extensions, exercisable at its option. We retain the right to manufacture and sell Hawk branded products outside of North America.
Our patent portfolio contains patents and applications primarily related to wetsuits, skate shoes, watches, boardshorts, snowboards and snowboard boots.
Competition
Competition is strong in the global beachwear, skateboard shoe and casual sportswear markets in which we operate, and each territory can have different competitors. Our direct competitors in the United States differ depending on distribution channel. Our principal competitors in our core channel of surf shops and our concept stores in the United States include Billabong International Pty Ltd., Volcom, Inc., O’Neill, Inc., Hurley International LLC and Nike, Inc., with its Nike 6.0 brand. Our competitors in the department store and specialty store channels in the United States include Abercrombie & Fitch Co. and its Hollister brand. Our principal competitors in the skateboard shoe market are VF Outdoor, Inc. (Vans), Sole Technology, Inc. (Etnies), DVS Shoe Company and Nike, Inc., with its Nike SB brand. In Europe, our principal competitors in the core channel include O’Neill, Inc., Billabong International Pty Ltd., Rip Curl International Pty Ltd., Oxbow S.A. and Volcom, Inc. In Australia, our primary competitors are Billabong International Pty Ltd. and Rip Curl International Pty Ltd. In broader distribution, our competitors also include companies such as Adidas AG and Levi Strauss & Co. Some of our competitors may be significantly larger and have substantially greater resources than we have.
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
Future Season Orders
At the end of November 2010, our backlog totaled $478 million compared to $535 million the year before. Our backlog depends upon a number of factors and fluctuates based upon the timing of trade shows and sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates and market conditions. The timing of shipments also fluctuates from year to year based upon the production of goods and the ability to distribute our products in a timely manner. As a consequence, a comparison of backlog from season to season is not necessarily meaningful and may not be indicative of eventual shipments or forecasted revenues.
Employees
At October 31, 2010, we had approximately 6,200 full-time equivalent employees, consisting of approximately 2,600 in the United States, Canada, Mexico, and Brazil, approximately 2,200 in Europe and approximately 1,400 in Asia/Pacific. None of these employees are represented by trade unions. Certain French employees are represented by workers councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers councils to be good.
Environmental Matters
Some of our facilities and operations have been or are subject to various federal, state and local environmental laws and regulations which govern, among other things, the use and storage of hazardous materials, the storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, water and land, and the cleanup of contamination. Some of our third party manufacturing partners use, among other things, inks and dyes, and produce related by-products and wastes. We have acquired businesses and properties in the past, and may do so again in the future. In the event we or our predecessors fail or have failed to comply with environmental laws, or cause or have caused a release of hazardous substances or other environmental damage, whether at our sites or elsewhere, we could incur fines, penalties or other liabilities arising out of such noncompliance, releases or environmental damage. Compliance with and liabilities under environmental laws and regulations did not have a significant impact on our capital expenditures, results of operations or competitive position during the last three fiscal years.
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
As a result of these dispositions, the Cleveland and Rossignol businesses have been classified as discontinued operations in our consolidated financial statements for all periods presented. The remaining Rossignol business assets and liabilities classified as held for sale as of October 31, 2010 primarily relate to the discontinued Rossignol apparel business.
Available Information
We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically.
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
The apparel and footwear industries have historically been subject to substantial cyclical variations. Our financial performance has been, and may continue to be, negatively affected by unfavorable economic conditions. Continued or further recessionary economic conditions may have a further adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel and footwear tend to decline. A continuation of the general reduction in consumer discretionary spending in the domestic and international economies, as well as the impact of tight credit markets on us, our suppliers, other vendors or customers, could have a material adverse effect on our results of operations.
The apparel and footwear industries are each highly competitive, and if we fail to compete effectively, we could lose our market position.
The apparel and footwear industries are each highly competitive. We compete against a number of domestic and international designers, manufacturers, retailers and distributors of apparel and footwear. In order to compete effectively, we must (1) maintain the image of our brands and our reputation for authenticity in our core boardriding markets; (2) be flexible and innovative in responding to rapidly changing market demands on the basis of brand image, style, performance and quality; and (3) offer consumers a wide variety of high quality products at competitive prices.
The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. A small number of our global competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as sales, marketing, strategic acquisitions and athlete endorsements. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product lines. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. Also, if our sponsored athletes terminate their relationships with us and endorse the products of our competitors, we may be unable to obtain endorsements from other comparable athletes.
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
Difficulties in implementing our new global enterprise-wide reporting system could impact our ability to design, produce and ship our products on a timely basis.
We have announced the selection of the SAP Apparel and Footwear Solution as our core operational and financial system (“ERP”). The implementation of the ERP is a key part of our ongoing efforts to manage our business more effectively by eliminating redundancies and enhancing our overall cost structure and margin performance. Difficulties in shifting and integrating existing systems to this new ERP could impact our ability to design, produce and ship our products on a timely basis.
Changes in foreign currency exchange rates could affect our revenues and costs.
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from U.S. transactions that are not denominated in U.S. dollars. If we are unsuccessful in hedging these potential losses, our operating results and cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge such risks. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position.
Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of operations and balance sheets of our international subsidiaries into U.S. dollars. We may (but generally do not) use foreign currency exchange contracts to hedge the profit and loss effects of this translation effect because such exposures are generally non-cash in nature and because accounting rules would require us to mark these contracts to fair value in the statement of operations at the end of each financial reporting period. We translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our international subsidiaries would decrease if the U.S. dollar increased in value in relation to other currencies, including the euro, Australian dollar or Japanese yen.
Our debt obligations could limit our flexibility in managing our business and expose us to certain risks.
We are leveraged. Our degree of leverage may have negative consequences to us, including the following:
•	we may have difficulty satisfying our obligations with respect to our indebtedness, and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required interest and, where applicable, principal payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	we may be subject to credit reductions and other changes in our business relationships with our suppliers, vendors and customers if they perceive that we would be unable to pay our debts to them in a timely manner;

•	we have certain short term and uncommitted lines of credit in our Asia/Pacific segment that could be canceled on very short notice to us, requiring the use of cash on hand or available credit; and

•	we may be placed at a competitive disadvantage against less leveraged competitors.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt service obligations.
Our ability to make interest payments on our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt, fund our operations or make necessary capital expenditures. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as restructuring or refinancing our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will also depend on the credit and capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and impair our liquidity and the operations of our business.
If our goodwill becomes impaired, we may be required to record a significant charge to our earnings.
We may be required to record future impairments of goodwill to the extent the fair value of any of our reporting units is less than its carrying value. As of October 31, 2010, the fair value of the Americas and Europe reporting units substantially exceeded their carrying value. For our Asia/Pacific reporting unit, the fair value exceeded the carrying value by approximately 9%. Our estimates of fair value are based on assumptions about future cash flows and growth rates of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability, future reductions in our expected cash flows for Asia/Pacific could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on our results of operations and financial condition.
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
We have obtained some U.S. and foreign trademarks, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. The loss of trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot assure you that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademark, patent or other proprietary rights.
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
If we are unable to maintain our endorsements by professional athletes, our ability to market and sell our products may be harmed.
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
We generate the majority of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our revenues in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, including:
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
Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our senior notes, our common stock, or both. We cannot predict the effect that future sales of our common stock or other equity-related securities, including the exercise and/or sale of the equity securities held by funds affiliated with Rhône Capital LLC, would have on the market price of our common stock or the value of our senior notes.
Our industry is subject to pricing pressures that may adversely impact our financial performance.
We source many of our products offshore because manufacturing costs are generally less, primarily due to lower labor costs. Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices. To remain competitive, we may be forced to adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if:
•	we are forced to reduce our prices and we cannot reduce our production costs; or

•	our production costs increase, particularly with respect to cotton and other commodities and raw materials, and we cannot increase our prices.
Uncertainty of changing international trade regulations and quotas on imports of textiles and apparel may adversely affect our business.
Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition and results of operations. We currently import raw materials and/or finished garments into the majority of countries in which we sell our products. Substantially all of our import operations are subject to customs duties.
In addition, the countries in which our products are manufactured or to which they are imported may from time to time impose additional new quotas, duties, tariffs, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports, or otherwise adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business.

We rely on third-party manufacturers and problems with, or loss of, our suppliers or raw materials could harm our business and results of operations.
Substantially all of our apparel products are produced by independent manufacturers. We face the risk that these third-party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, increases in materials and manufacturing costs or other business interruptions or failures due to deteriorating economies. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business.
The capacity of our manufacturers to manufacture our products also is dependent, in part, upon the availability of raw materials. Our manufacturers may experience shortages of raw materials, particularly cotton and other fabrics, which could result in delays in deliveries of our products by our manufacturers or increased costs to us. For example, in the first quarter of our 2011 fiscal year, there is an acute shortage of cotton, which could materially increase our cost of goods. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries or reductions in our prices and margins, any of which could harm our financial performance and results of operations.
Employment related matters may affect our profitability.
As of October 31, 2010, we had no unionized employees, but certain French employees are represented by workers’ councils. As we have little control over union activities, we could face difficulties in the future should our workforce become unionized. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers’ councils.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
As of October 31, 2010, our principal facilities in excess of 40,000 square feet were as follows:

		Approximate	Current Lease
Location	Principal Use	Sq. Ft.	Expiration
Huntington Beach, California	Americas/corporate headquarters	120,000	2023	*
Huntington Beach, California	Americas/corporate headquarters	100,000	2013
Huntington Beach, California	Americas/corporate headquarters	76,000	2023	*
Mira Loma, California	Americas distribution center	683,000	2027	*
St. Jean de Luz, France	European headquarters	151,000	N/A	**
St. Jean de Luz, France	European distribution center	127,000	N/A	**
Rives, France	European distribution center	206,000	2016
Torquay, Australia	Asia/Pacific headquarters	54,000	2024	*
Geelong, Australia	Asia/Pacific distribution center	81,000	2018	*
Geelong, Australia	Asia/Pacific distribution center	134,000	2039	*

*	Includes extension periods exercisable at our option.

**	These locations are owned.
As of October 31, 2010, we operated 106 retail stores in the Americas, 272 retail stores in Europe, and 162 retail stores in Asia/Pacific on leased premises. The leases for our facilities, including retail stores, required aggregate annual rentals of approximately $126.9 million in fiscal 2010. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. We believe that our corporate, distribution and retail leased facilities are suitable and adequate to meet our current needs.
Item 3. LEGAL PROCEEDINGS
We are involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and contractual and other matters incidental to our business. We believe the resolution of any such matter currently threatened or pending will not have a material adverse effect on our financial condition, results of operations or liquidity.
Item 4. (REMOVED AND RESERVED)
Not applicable

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years, are set forth below.

	High	Low
Fiscal 2010
4th quarter ended October 31, 2010	$4.80	$3.37
3rd quarter ended July 31, 2010	5.79	3.53
2nd quarter ended April 30, 2010	6.09	1.98
1st quarter ended January 31, 2010	2.47	1.64

Fiscal 2009
4th quarter ended October 31, 2009	$3.03	$1.92
3rd quarter ended July 31, 2009	3.83	1.49
2nd quarter ended April 30, 2009	2.10	0.91
1st quarter ended January 31, 2009	3.09	0.80
We have historically reinvested our earnings in our business and have never paid a cash dividend. No change in this practice is currently being considered. Our payment of cash dividends in the future will be determined by our Board of Directors, considering conditions existing at that time, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the indentures related to our senior notes and under our other debt agreements, there are limits on the dividends and other payments that certain of our subsidiaries may pay to us and we must obtain prior consent to pay dividends to our stockholders above a pre-determined amount.
On December 31, 2010, there were 865 holders of record of our common stock and an estimated 16,280 beneficial stockholders.
Item 6. SELECTED FINANCIAL DATA
The statements of operations and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2010 and 2009 and for each of the three years in the period ended October 31, 2010, included herein, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended October 31,
Amounts in thousands, except ratios and
per share data	2010(1)(2)	2009(1)(2)	2008(1)(2)	2007(1)	2006(1)

Statements of Operations Data
Revenues, net	$1,837,620	$1,977,526	$2,264,636	$2,047,072	$1,722,150
Income (loss) before provision for income taxes	15,333	(3,622)	99,261	151,159	122,862
(Loss) income from continuing operations(3)	(11,514)	(73,215)	65,544	116,727	89,376
Income (loss) from discontinued operations(3)	1,830	(118,827)	(291,809)	(237,846)	3,640
Net (loss) income(3)	(9,684)	(192,042)	(226,265)	(121,119)	93,016
(Loss) income per share from continuing operations(3)	(0.09)	(0.58)	0.52	0.94	0.73
Income (loss) per share from discontinued operations(3)	0.01	(0.94)	(2.32)	(1.92)	0.03
Net (loss) income per share(3)	(0.07)	(1.51)	(1.80)	(0.98)	0.76
(Loss) income per share from continuing operations, assuming dilution(3)	(0.09)	(0.58)	0.51	0.90	0.70
Income (loss) per share from discontinued operations, assuming dilution(3)	0.01	(0.94)	(2.25)	(1.83)	0.03
Net (loss) income per share, assuming dilution(3)	(0.07)	(1.51)	(1.75)	(0.93)	0.73
Weighted average common shares	135,334	127,042	125,975	123,770	122,074
Weighted average common shares outstanding, assuming dilution	135,334	127,042	129,485	129,706	127,744

Balance Sheet Data
Total assets	$1,696,121	$1,852,608	$2,170,265	$2,662,064	$2,447,378
Working capital	537,439	561,697	631,315	631,857	598,714
Lines of credit	22,586	32,592	238,317	124,634	61,106
Long-term debt	706,187	1,006,661	822,001	732,812	598,434
Stockholders’ equity	610,368	456,595	599,966	886,613	881,127

Other Data
Adjusted EBITDA(4)	$204,377	$131,532	$278,945	$260,786	$221,687
Current ratio	2.6	2.3	1.9	1.7	1.8
Return on average stockholders’ equity(5)	(2.2)%	(13.9)%	8.8%	13.2%	11.1%

(1)	All fiscal years presented reflect the operations of Rossignol and Cleveland Golf, which were acquired in 2005, as discontinued operations. See note 17 of our consolidated financial statements.

(2)	Fiscal 2010 and 2009 include fixed asset impairments of $11.7 million and $10.7 million, respectively, and fiscal 2008 includes goodwill and fixed asset impairments of $65.8 million.

(3)	Attributable to Quiksilver, Inc.

(4)	Adjusted EBITDA is defined as (loss) income from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, net, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because

Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of (loss) income from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA:

	Year Ended October 31,
Amounts in thousands	2010	2009	2008	2007	2006

(Loss) income from continuing operations attributable to Quiksilver, Inc.	$(11,514)	$(73,215)	$65,544	$116,727	$89,376
Income tax expense	23,433	66,667	33,027	34,506	33,181
Interest expense, net	114,109	63,924	45,327	46,571	41,317
Depreciation and amortization	53,861	55,004	57,231	46,852	37,851
Non-cash stock-based compensation expense	12,831	8,415	12,019	16,130	19,962
Non-cash asset impairments	11,657	10,737	65,797	—	—

Adjusted EBITDA	$204,377	$131,532	$278,945	$260,786	$221,687

(5)	Computed based on (loss) income from continuing operations attributable to Quiksilver, Inc. divided by the average of beginning and ending Quiksilver, Inc. stockholders’ equity.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report, and the “Risk Factors”, set forth in Item 1A above.
Overview
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Torquay, Australia. Our product offering expanded in the 1980s as we expanded our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the U.S., we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept that displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports inspired footwear. In 2005, we acquired Skis Rossignol SA, a wintersports and golf equipment company.
In November 2008, we completed the sale of our Rossignol wintersports business, which included the brands Rossignol, Dynastar, Look and Lange for an aggregate purchase price of approximately $50.8 million. We incurred a pre-tax loss on the sale of Rossignol of approximately $212.3 million, partially offset by a tax benefit of approximately $89.4 million, recognized primarily during the three months ended January 31, 2009. Our Rossignol business, including both wintersports equipment and related apparel, is classified as discontinued operations. The assets and related liabilities of our remaining Rossignol apparel business are classified as held for sale, and the operations are classified as discontinued in our consolidated financial statements. Also, as part of our acquisition of Rossignol in 2005, we acquired a majority interest in Roger Cleveland Golf Company, Inc. Our golf equipment operations were subsequently sold in December 2007 and are also classified as discontinued operations in our consolidated financial statements. As a result of these dispositions, the following information has been adjusted to exclude both our Rossignol wintersports and golf equipment businesses.
During our fiscal year ended October 31, 2010, we closed a $140 million debt-for-equity exchange with Rhône, completed an amendment to our Americas credit facility, and closed a new Americas term loan (the proceeds of which were used to repay the remaining outstanding balance of our Rhône term loans following the debt-for-equity exchange). Subsequent to our fiscal year end, we issued €200 million in seven year unsecured senior notes and used the proceeds to repay our European term loans. As a result, we have significantly improved our balance sheet and our liquidity position compared to the prior year. Specifically, with the completion of these transactions, we have extended virtually all of our short-term maturities to a long-term basis, which provides us with the financial and operational flexibility to fully pursue the many growth opportunities within our own brands.
Today our products are sold throughout the world, primarily in surf shops, skate shops, snow shops and specialty stores. We operate in the outdoor market of the sporting goods industry in which we design, produce and distribute branded apparel, footwear, accessories and related products. We operate in three segments, the Americas, Europe and Asia/Pacific. Our Americas segment includes revenues from the U.S., Canada and Latin America. Our European segment includes revenues from Europe, the Middle East and Africa. Our Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services. Revenues by segment from continuing operations are as follows:

	Year Ended October 31,
In thousands	2010	2009	2008	2007	2006

Americas	$843,078	$929,691	$1,061,370	$995,801	$831,583
Europe	728,952	792,627	933,119	803,395	660,127
Asia/Pacific	260,578	251,596	265,067	243,064	225,128
Corporate operations	5,012	3,612	5,080	4,812	5,312

Total revenues, net	$1,837,620	$1,977,526	$2,264,636	$2,047,072	$1,722,150

We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands and tastes is critical to our success. If we are unable to remain competitive and maintain our consumer loyalty, our business will be negatively affected. We believe that our historical success is due to the development of an experienced team of designers, artists, sponsored athletes, technicians, researchers, merchandisers, pattern makers and contractors. Our team and the heritage and current strength of our brands has helped us remain competitive in our markets. Our success in the future will depend, in part, on our ability to continue to design products that are desirable to the marketplace and competitive in the areas of quality, brand image, technical specifications, distribution methods, price, customer service and intellectual property protection.
Results of Operations
During our fiscal year ended October 31, 2010, we continued to face difficult market conditions resulting in reduced net revenues, however, we were able to significantly improve our gross profit margin and our Adjusted EBITDA.

The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Year Ended October 31,
	2010	2009	2008
Statements of Operations data
Revenues, net	100.0%	100.0%	100.0%

Gross profit	52.6	47.1	49.5
Selling, general and administrative expense	45.3	43.1	40.4
Asset impairments	0.6	0.5	2.9

Operating income	6.7	3.5	6.2
Interest expense	6.2	3.2	2.0
Foreign currency and other (income) expense	(0.3)	0.5	(0.2)

Income (loss) before provision for income taxes	0.8%	(0.2)%	4.4%

Other data
Adjusted EBITDA (1)	11.1%	6.7%	12.3%

(1)	For a definition of Adjusted EBITDA and a reconciliation of income from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (3) to the table under Item 6. Selected Financial Data.
Our financial performance has been, and may continue to be, negatively affected by unfavorable global economic conditions. Continued or further deteriorating economic conditions are likely to have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of apparel and footwear tend to decline. A general reduction in consumer discretionary spending in the domestic and international economies or uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.
Fiscal 2010 Compared to Fiscal 2009
Revenues
Our total net revenues decreased 7% in fiscal 2010 to $1,837.6 million from $1,977.5 million in fiscal 2009. In constant currency, net revenues decreased 9% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related products for our Quiksilver, Roxy, DC and other brands, which primarily include Hawk, Lib Technologies, and Gnu.
In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each segment. As such, this methodology does not account for movements in individual currencies within an operating segment (for example, non-euro currencies within our European segment and Japanese yen within our Asia/Pacific segment). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to using only euros and Australian dollars.

The following table presents revenues by segment in both historical currency and constant currency for the fiscal years ended October 31, 2009 and 2010:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total

Historical currency (as reported)

October 31, 2009	$929,691	$792,627	$251,596	$3,612	$1,977,526
October 31, 2010	843,078	728,952	260,578	5,012	1,837,620
Percentage (decrease) increase	(9%)	(8%)	4%		(7%)

Constant currency (current year exchange rates)

October 31, 2009	$929,691	$783,871	$303,136	$3,612	$2,020,310
October 31, 2010	843,078	728,952	260,578	5,012	1,837,620
Percentage decrease	(9%)	(7%)	(14%)		(9%)
Revenues in the Americas decreased 9% to $843.1 million for fiscal 2010 from $929.7 million in the prior year, while European revenues decreased 8% to $729.0 million from $792.6 million and Asia/Pacific revenues increased 4% to $260.6 million from $251.6 million for those same periods. The decrease in Americas’ net revenues was primarily attributable to generally weak economic conditions affecting both our retail and wholesale channels, with particular softness in the junior’s market. The decrease in the Americas came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues. These decreases were partially offset by slight growth in DC brand revenues. The decrease in Roxy brand revenues came from the apparel and footwear product lines and was partially offset by slight growth in the accessories product line. The decrease in Quiksilver brand revenues came from the apparel product line and was partially offset by growth in the accessories and footwear product lines. The increase in DC brand revenues came primarily from our footwear product line, while revenues from our apparel and accessories product lines were in line with the prior year. European net revenues decreased 7% in constant currency. The currency adjusted decrease in Europe came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues, partially offset by growth in DC brand revenues. The decrease in Roxy brand revenues came primarily from our apparel product line and, to a lesser extent, our accessories and footwear product lines. The decrease in Quiksilver brand revenues came primarily from our apparel product line and, to a lesser extent, our accessories and footwear product lines. The increase in DC brand revenues came primarily from growth in our apparel and accessories product lines, but was partially offset by a decline in our footwear product line. Asia/Pacific’s net revenues decreased 14% in constant currency. The currency adjusted decrease in Asia/Pacific revenues came across all brands and all major product lines. Our Asia/Pacific segment was particularly impacted by the generally weak economic conditions.
Gross Profit
Our consolidated gross profit margin increased to 52.6% in fiscal 2010 from 47.1% in the prior year. The gross profit margin in the Americas segment increased to 46.3% from 37.6% in the prior year, our European segment gross profit margin increased to 59.8% from 56.4%, and our Asia/Pacific segment gross profit margin increased to 54.2% from 53.9%. The increase in the Americas segment gross profit margin was primarily the result of less discounting in our wholesale business and, to a lesser extent, in our company-owned retail stores, less clearance business and improved sourcing. Our European segment gross profit margin increased primarily as a result of improved sourcing, improved margins in our company-owned retail stores and, to a lesser extent, improved margins on clearance business. In our Asia/Pacific segment, gross profit margin was generally flat compared to the prior year. Our gross profit margin in fiscal 2011 may be negatively impacted by the current shortage of cotton and other fabrics.
Selling, General and Administrative Expense
Our selling, general and administrative expense (“SG&A”) decreased 2% in fiscal 2010 to $832.1 million from $851.7 million in fiscal 2009. In the Americas segment, these expenses decreased 11% to $324.7 million in fiscal 2010 from $364.7 million in fiscal 2009, in our European segment, they were virtually unchanged at $340.1 million as compared to $341.8 million, and in our Asia/Pacific segment, SG&A increased 14% to $128.2 million from $112.4 million for those same periods. On a consolidated basis, expense reductions in SG&A were partially offset by approximately $11.2 million in charges related to restructuring activities, including severance costs. As a percentage of revenues, SG&A increased to 45.3% of revenues in fiscal 2010 compared to 43.1% in fiscal 2009. In the Americas, SG&A as a percentage of revenues decreased to 38.5% compared to 39.2% in the prior year. In Europe, SG&A as a percentage of revenues increased to 46.7% compared to 43.1% and in Asia/Pacific, SG&A as a percentage of revenues increased to 49.2% compared to 44.7% in the prior year. The decrease in SG&A as a percentage of revenues in our Americas segment was primarily a result of lower overall expenses due to cost cutting, partially offset by lower revenues. The increase in SG&A as a percentage of revenues in our European segment was primarily caused by lower revenues and, to a lesser extent, the cost of operating additional retail stores. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues in constant currency.
Asset Impairments
Asset impairment charges totaled approximately $11.7 million in fiscal 2010 compared to approximately $10.7 million in fiscal 2009. The impairment charges for both years primarily relate to the impairment of leasehold improvements and other assets in certain retail stores. We analyzed the profitability of our retail stores and determined that a total of 24 stores were not generating sufficient cash flows to recover our investment, 8 of which are scheduled to close in 2011. We are evaluating the timing of the closure of the remaining 16 stores and any costs associated with future rent commitments for these stores will be charged to future earnings upon store closure. With respect to the fiscal 2009 impairment, we determined 14 stores were not generating sufficient cash flows to recover our investment. Of these 14 stores, 8 still remain open and are planned to close at lease expiration or sooner if an early termination agreement can be reached.
Non-operating Expenses
Net interest expense increased to $114.1 million in fiscal 2010 compared to $63.9 million in fiscal 2009 primarily as a result of $33.2 million of deferred debt issuance costs and debt discount that were written-off in the fourth quarter of fiscal 2010 as a result of our repayment of the total outstanding balance of the Rhône senior secured term loans. Including this amount, $56.7 million of the total interest expense for fiscal 2010 was non-cash interest.
Our foreign currency gain amounted to $5.9 million in fiscal 2010 compared to a loss of $8.6 million in fiscal 2009. The current year gain resulted primarily from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities, as well as certain U.S. dollar denominated assets of our foreign subsidiaries.
Our income tax expense was $23.4 million in fiscal 2010 compared to $66.7 million in fiscal 2009. Income tax expense in fiscal 2009 was unfavorably impacted by a non-cash valuation allowance adjustment of $72.8 million recorded against our deferred tax assets in the United States.
Loss from continuing operations and Adjusted EBITDA
Our loss from continuing operations attributable to Quiksilver, Inc. in fiscal 2010 was $11.5 million, or $0.09 per share on a diluted basis, compared to $73.2 million, or $0.58 per share on a diluted basis for fiscal 2009. Adjusted EBITDA increased 55% to $204.4 million in fiscal 2010 compared to $131.5 million in fiscal 2009. For a definition of Adjusted EBITDA and a reconciliation of income from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (3) to the table under Item 6, Selected Financial Data.
Fiscal 2009 Compared to Fiscal 2008
Revenues
Our total net revenues decreased 13% in fiscal 2009 to $1,977.5 million from $2,264.6 million in fiscal 2008. In constant currency, net revenues decreased 8% compared to the prior year.

The following table presents revenues by segment in both historical currency and constant currency for the years ended October 31, 2008 and 2009:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total

Historical currency (as reported)

October 31, 2008	$1,061,370	$933,119	$265,067	$5,080	$2,264,636
October 31, 2009	929,691	792,627	251,596	3,612	1,977,526
Percentage decrease	(12%)	(15%)	(5%)		(13%)

Constant currency (current year exchange rates)

October 31, 2008	$1,061,370	$849,423	$231,137	$5,080	$2,147,010
October 31, 2009	929,691	792,627	251,596	3,612	1,977,526
Percentage (decrease) increase	(12%)	(7%)	9%		(8%)
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
Selling, General and Administrative Expense
Our SG&A decreased 7% in fiscal 2009 to $851.7 million from $915.9 million in fiscal 2008. In the Americas segment, these expenses decreased 2% to $364.7 million in fiscal 2009 from $372.0 million in fiscal 2008, in our European segment, they decreased 10% to $341.8 million from $380.4 million, and in our Asia/Pacific segment, SG&A decreased 4% to $112.4 million from $117.2 million for those same periods. On a consolidated basis, expense reductions in SG&A were partially offset by approximately $28.8 million in charges related to restructuring activities, including severance costs. As a percentage of revenues, SG&A increased to 43.1% of revenues in fiscal 2009 compared to 40.4% in fiscal 2008. In the Americas, SG&A as a percentage of revenues increased to 39.2% compared to 35.0%. In Europe, SG&A as a percentage of revenues increased to 43.1% compared to 40.8% and in Asia/Pacific, SG&A as a percentage of revenues increased to 44.7% compared to 44.2% in the prior year. The increase in SG&A as a percentage of revenues in our Americas segment was primarily due to lower revenues. Expense reductions were partially offset by $22.9 million in charges related to restructuring activities, including severance costs, and by $3.0 million of incremental bad debt charges. The increase in SG&A as a percentage of revenues in our European segment was primarily caused by lower revenues and, to a lesser extent, the cost of operating additional retail stores and severance costs of $4.1 million. In our

Asia/Pacific segment, the slight increase in SG&A as a percentage of revenues primarily related to the cost of operating additional retail stores.
Asset Impairments
Asset impairment charges totaled approximately $10.7 million in fiscal 2009 compared to approximately $65.8 million in fiscal 2008. The fiscal 2009 charge related to the impairment of leasehold improvements and other assets in certain retail stores, whereas the fiscal 2008 charge included $55.4 million of goodwill impairment in addition to approximately $10.4 million of impairment of leasehold improvements and other assets in certain retail stores.
Non-operating Expenses
Net interest expense increased to $63.9 million in fiscal 2009 compared to $45.3 million in fiscal 2008. This increase was primarily due to our recognition of additional interest expense that was previously allocated to the discontinued operations of Rossignol in fiscal 2008 and higher interest rates during the three months ended October 31, 2009 on our refinanced debt in Europe and the United States, partially offset by lower interest rates on our variable rate debt in Europe and the United States during the nine months ended July 31, 2009. Including both continuing and discontinued operations for the years ended October 31, 2009 and 2008, interest expense was $64.3 million and $59.3 million, respectively. In fiscal 2008, the discontinued Rossignol business was allocated interest based on intercompany borrowings.
Our foreign currency loss amounted to $8.6 million in fiscal 2009 compared to a gain of $5.8 million in fiscal 2008. The fiscal 2009 loss primarily resulted from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities and the settlement of certain foreign currency exchange contracts.
Our income tax expense was $66.7 million in fiscal 2009 compared to $33.0 million in fiscal 2008. Income tax expense in fiscal 2009 was unfavorably impacted by a non-cash valuation allowance adjustment of $72.8 million recorded against our deferred tax assets in the United States.
Loss / income from continuing operations and Adjusted EBITDA
Our loss from continuing operations attributable to Quiksilver, Inc. in fiscal 2009 was $73.2 million, or $0.58 per share on a diluted basis, compared to income from continuing operations attributable to Quiksilver, Inc. of $65.5 million, or $0.51 per share on a diluted basis for fiscal 2008. Adjusted EBITDA decreased to $131.5 million in fiscal 2009 compared to $278.9 million in fiscal 2008. For a definition of Adjusted EBITDA and a reconciliation of income from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (3) to the table under Item 6, Selected Financial Data.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of unsecured senior notes (“Senior Notes”) to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness. In fiscal 2009, we closed the $153.1 million five year senior secured term loans with Rhône (“Rhône senior secured term loans”), refinanced our existing asset-based credit facility with a $200 million three year asset-based credit facility, and refinanced our short-term uncommitted lines of credit in Europe with a €268 million multi-year facility. The closing of these transactions enabled us to extend a significant portion of our short-term maturities to a long-term basis. However, the applicable interest rates on these refinanced obligations, particularly the Rhône senior secured term loans, were higher than the interest rates on the obligations they replaced. These higher interest rates are reflected in our net interest expense of $114.1 million for the fiscal year ended October 31, 2010, which represents an increase of $50.2 million in interest expense over the fiscal year ended October 31, 2009. However, $56.7 million of the total interest expense in fiscal 2010 was non-cash interest.
On August 9, 2010, we closed a debt-for-equity exchange pursuant to which a combined total of $140 million of principal balance outstanding under the Rhône senior secured term loans was exchanged for a total of 31.1 million shares of our common stock.

On August 27, 2010, we entered into an amendment to our existing $200 million asset-based credit facility for our Americas segment (as amended, the “Credit Facility”). The Credit Facility is a $150 million facility (with the option to expand the facility to $250 million on certain conditions) and the amendment, among other things, extended the maturity date of the Credit Facility to August 27, 2014 (compared to July 31, 2012 under the original facility) and changed the interest rate to LIBOR plus a margin of 2.5% to 3.0% (compared to LIBOR plus a margin of 4.0% to 4.5% under the original facility), depending upon availability.
On October 27, 2010, we entered into a $20.0 million term loan for our Americas segment. The maturity date of this term loan is August 27, 2014, such that it is aligned with the maturity of the Credit Facility. Proceeds from this term loan, together with approximately $6.0 million of cash on hand, were used to repay the remaining amounts outstanding under the Rhône senior secured term loans.
As a result of the debt-for-equity exchange and the subsequent repayment of the remaining amounts outstanding under the Rhône senior secured term loans, we recognized approximately $33.2 million in interest expense during the three months ended October 31, 2010 due to the write-off of the deferred debt issuance costs that were capitalized in connection with the issuance of the Rhône senior secured term loans, as well as the debt discount that was recorded upon the issuance of the warrants associated with such senior secured term loans. This charge was non-recurring, non-cash and non-operating. With the full repayment of these term loans, we expect to gain future annual interest expense savings of approximately $30.3 million.
The closing of these transactions enabled us to significantly de-lever our consolidated balance sheet. As of October 31, 2010, we had a total of approximately $729 million of indebtedness compared to a total of approximately $1,039 million of indebtedness at October 31, 2009. Our total indebtedness declined primarily as a result of the debt-for-equity exchange, scheduled repayments made on our European long-term debt, the payment of the deferred purchase price obligation from the Rossignol acquisition and the effect of changes in foreign currency exchange rates.
Subsequent to our fiscal year end, in December 2010, we issued €200 million (approximately $265 million at the date of issuance) in unsecured senior notes (“European Senior Notes”), which bear a coupon interest rate of 8.875% and are due December 15, 2017. The proceeds from this offering were used to repay our existing European term loans and to pay related fees and expenses. This transaction extended virtually all of our short-term maturities to a long-term basis.
As we used the proceeds from the European Senior Notes to repay our existing European term loans, we expect to recognize non-cash, non-operating charges during the fiscal quarter ending January 31, 2011 of approximately $13.0 million to write-off the deferred debt issuance costs related to such term loans. In addition, we anticipate the debt issuance costs associated with the issuance of the European Senior Notes will be approximately $9.0 million, which will be amortized into interest expense over the term of the European Senior Notes.
We believe that our cash flows from operations, together with our existing credit facilities, cash on hand and term loans will be adequate to fund our capital requirements for at least the next twelve months. We also believe that our short-term uncommitted lines of credit in Asia/Pacific will continue to be made available. If these lines of credit are not made available, we would plan to extinguish any related debt using cash on hand or other existing credit facilities.
During fiscal 2010, we obtained licenses from a software vendor in preparation for the implementation of a new global enterprise-wide reporting system. We are concluding the project planning stages and have begun implementation on a component of our business in the U.S. during January 2011. As a result of the selection of this new system, we are currently evaluating our existing systems to determine if any may no longer be used upon implementation of the new system. This evaluation could result in the write-off of any systems that will no longer be in use, causing us to record future impairment losses.

Unrestricted cash and cash equivalents totaled $120.6 million at October 31, 2010 versus $99.5 million at October 31, 2009. Working capital amounted to $537.4 million at October 31, 2010, compared to $561.7 million at October 31, 2009, a decrease of 4%.
Operating Cash Flows
Operating activities of continuing operations provided cash of $199.7 million in fiscal 2010 compared to $192.4 million in fiscal 2009. This $7.3 million increase was primarily due to the effect of our net loss and other non-cash charges, which amounted to $75.3 million, offset almost entirely by decreased cash provided from working capital of $68.0 million.
Capital Expenditures
We have historically avoided high levels of capital expenditures for our apparel production by using independent contractors for a vast majority of our production. Fiscal 2010 capital expenditures were $43.1 million, which was approximately $11.5 million less than the $54.6 million we spent in fiscal 2009. These investments include company-owned stores and ongoing investments in computer, warehouse and manufacturing equipment. As discussed above, we plan to implement a new global enterprise-wide reporting system. The implementation costs of this project are expected to increase our level of capital expenditures over the next three years and the ongoing maintenance of this system could also require higher levels of investment as compared to our current systems. Capital spending for these and other projects in fiscal 2011 is expected to be in the range of $75 million to $80 million. We intend to fund these expenditures from operating cash flows.
Acquisitions and Dispositions
We completed the sale of our Rossignol business in November 2008 for a sale price of approximately $50.8 million, comprised of $38.1 million in cash and a $12.7 million seller’s note. The note was canceled in October 2009 in connection with the completion of the final working capital adjustment. The business sold included the related brands of Rossignol, Dynastar, Look and Lange. In December 2007, we sold our golf equipment business for a transaction value of $132.5 million. In April 2010, we sold our Raisins and Leilani swimwear brand trademarks for a gain of approximately $1.3 million.
Debt Structure
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In July 2005, we issued $400 million of Senior Notes to fund a portion of the acquisition of Rossignol and to refinance certain existing indebtedness, and in September 2009, we refinanced our short-term uncommitted lines of credit in Europe with a multi-year facility, which included two term loans totaling €170 million. Subsequent to the end of our fiscal year, we issued €200 million of European Senior Notes, the proceeds of which were used to repay all outstanding European long-term debt. Our debt structure at October 31, 2010 includes short-term lines of credit and long-term debt as follows:

In thousands	U.S. Dollar	Non U.S. Dollar	Total
Asia/Pacific short-term credit arrangements	$—	$22,586	$22,586

Short-term lines of credit	—	22,586	22,586

Americas credit facility	—	—	—
Americas term loan	20,000	—	20,000
European credit facilities	—	—	—
European long-term debt	—	265,222	265,222
Senior Notes	400,000	—	400,000
Capital lease obligations and other borrowings	—	20,965	20,965

Long-term debt	420,000	286,187	706,187

Total	$420,000	$308,773	$728,773

In July 2005, we issued $400 million of Senior Notes, which bear a coupon interest rate of 6.875% and are due April 15, 2015. The Senior Notes were issued at par value and sold in accordance with Rule 144A and Regulation S. In December 2005, these Senior Notes were exchanged for publicly registered notes with identical terms. The Senior Notes are guaranteed on a senior unsecured basis by each of our domestic subsidiaries that guarantee any of our indebtedness or our subsidiaries’ indebtedness, or are obligors under our Credit Facility (the “Guarantors”). We may redeem some or all of the Senior Notes at fixed redemption prices as set forth in the indenture related to such Senior Notes.
The Senior Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments by our restricted subsidiaries to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If we experience a change of control (as defined in the indenture), we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. We are currently in compliance with these covenants. In addition, we have approximately $5.7 million in unamortized debt issuance costs related to the Senior Notes included in other assets as of October 31, 2010.
On July 31, 2009, we entered into the Credit Facility for our Americas segment, which replaced our existing credit facility which was to expire in April 2010. On August 27, 2010, we entered into an amendment to the Credit Facility. The amended Credit Facility is a $150 million facility (with the option to expand the facility to $250 million on certain conditions) and the amendment, among other things, extended the maturity date of the Credit Facility to August 27, 2014 (compared to July 31, 2012 under the original facility). The amended Credit Facility includes a $102.5 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 2.5% to 3.0% depending upon availability. As of October 31, 2010, there were no borrowings outstanding under the Credit Facility. Outstanding letters of credit totaled $44.6 million as of October 31, 2010.
The Credit Facility is guaranteed by Quiksilver, Inc. and certain of our domestic and Canadian subsidiaries. The Credit Facility is secured by a first priority interest in our U.S. and Canadian accounts receivable, inventory, certain intangibles, a second priority interest in substantially all other personal property and a second priority pledge of shares of certain of our domestic subsidiaries. The borrowing base is limited to certain percentages of eligible accounts receivable and inventory from participating subsidiaries. The Credit Facility contains customary default provisions and restrictive covenants for facilities of its type. We are currently in compliance with such covenants.
On October 27, 2010, we entered into a $20.0 million term loan for our Americas segment. The maturity date of this term loan is August 27, 2014, such that it is aligned with the maturity of the amended Credit Facility. The term loan has minimum principal repayments of $1.5 million due on June 30 and December 31 of each year, until the principal balance is reduced to $14.0 million. The term loan bears interest at the London Inter-Bank Offer (“LIBO”) rate plus 5.0% (currently 5.3%). The term loan is guaranteed by Quiksilver, Inc. and secured by a first priority interest in substantially all assets, excluding accounts receivable and inventory, of certain of our domestic subsidiaries and a second priority interest in the accounts receivable and inventory of certain of our domestic subsidiaries, in which the lenders under the Credit Facility have a first-priority security interest. The term loan contains customary default provisions and restrictive covenants for loans of its type. We are currently in compliance with such covenants.
On July 31, 2009, we entered into the $153.1 million five year Rhône senior secured term loans with funds affiliated with Rhône Capital LLC. In connection with the term loans, we issued warrants to purchase approximately 25.7 million shares of our common stock, representing 19.99% of our outstanding equity at the time, with an exercise price of $1.86 per share. The warrants are fully vested and have a seven year term. The estimated fair value of these warrants at issuance was $23.6 million. This amount was recorded as a debt discount and was to be amortized into interest expense over the term of the loan. In addition to this, we incurred approximately $15.8 million in debt issuance costs which were also to be amortized into interest expense over the term of the loan.

On June 24, 2010, we entered into a debt-for-equity exchange agreement with Rhône Group LLC (“Rhône”), acting in its capacity as the administrative agent for the Rhône senior secured term loans. Pursuant to such agreement, a combined total of $140 million of principal balance outstanding under the Rhône senior secured term loans was exchanged for a total of 31.1 million shares of our common stock, which represents an exchange price of $4.50 per share. We closed the exchange on August 9, 2010, which reduced the outstanding balance under the Rhône senior secured term loans to approximately $23.9 million. Upon closing of the $20.0 million term loan in our Americas segment, we used the proceeds from such term loan, together with cash on hand, to repay the remaining amounts outstanding under the Rhône senior secured term loans.
On July 31, 2009, we entered into a commitment with a group of lenders in Europe to refinance our European indebtedness. This refinancing, which closed and was funded on September 29, 2009, consisted of two term loans totaling approximately $251.7 million (€170 million), an $85.9 million (€58 million) credit facility and a line of credit of $59.2 million (€40 million) for issuances of letters of credit. Together, these are referred to as the “European Facilities.” The maturity of these European Facilities was July 31, 2013. The term loans had minimum principal repayments due on January 31 and July 31 of each year, with €14.0 million due for each semi-annual payment in 2010, €17.0 million due for each semi-annual payment in 2011 and €27.0 million due for each semi-annual payment in 2012 and 2013. Amounts outstanding under the European Facilities bore interest at a rate of Euribor plus a margin of between 4.25% and 4.75%. The weighted average borrowing rate on the European Facilities was 5.3% as of October 31, 2010. In connection with obtaining the European Facilities, we incurred approximately $19.3 million in debt issuance costs which were being amortized into interest expense over the term of the European Facilities. As of October 31, 2010, there were borrowings of approximately $195.5 million (€140 million) outstanding on the two term loans, no borrowings outstanding on the credit facility, and approximately $21.9 million of outstanding letters of credit.
The European Facilities were guaranteed by Quiksilver, Inc. and secured by pledges of certain assets of our European subsidiaries, including certain trademarks of our European business and shares of certain European subsidiaries.
During fiscal 2009, in connection with the closing of the European Facilities, we refinanced an additional European term loan of $69.7 million (€50 million) such that its maturity date aligned with the European Facilities. This term loan had principal repayments due on January 31 and July 31 of each year, with €8.9 million due in the aggregate in 2011, €12.6 million due in the aggregate in 2012 and €28.5 million due in the aggregate in 2013. This term loan bore interest at a variable rate of Euribor plus a margin of 4.8% (5.5% as of October 31, 2010). This term loan had the same security as the European Facilities.
Subsequent to our fiscal year end, in December 2010, we issued €200 million (approximately $265 million at the date of issuance) of European Senior Notes, which bear a coupon interest rate of 8.875% and are due December 15, 2017. With the issuance of these European Senior Notes, we repaid the European Facilities and the additional European term loan (€190 million combined). As a result, the maturities of these obligations were effectively extended to December 2017. Therefore, we have reclassified the portion of these obligations that was scheduled to be due in our 2011 fiscal year from current portion of long-term debt to long-term debt on the accompanying consolidated balance sheet as of October 31, 2010.
The European Senior Notes are general senior obligations and are fully and unconditionally guaranteed on a senior basis by us and certain of our current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. We may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments by our restricted subsidiaries to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. We are currently in compliance with these covenants.
In August 2008, we entered into a $139.5 million (€100 million) secured financing facility which expires in August 2011. Under this facility, we may borrow up to €100.0 million based upon the amount of accounts receivable that are pledged to the lender to secure the debt. Outstanding borrowings under this facility accrue interest at a rate of Euribor plus a margin of 0.55% (1.47% as of October 31, 2010). As of October 31, 2010, we had no borrowings outstanding under this facility. This facility contains customary default provisions and covenants for facilities of its type. We are currently in compliance with such covenants.
Our Asia/Pacific segment has uncommitted revolving lines of credit with banks that provide up to $29.2 million ($29.7 million Australian dollars) for cash borrowings and letters of credit. These lines of credit are generally payable on demand, although we believe these lines of credit will continue to be available. The amount outstanding on these lines of credit at October 31, 2010 was $22.6 million, in addition to outstanding letters of credit of $3.6 million, at an average borrowing rate of 5.5%.
Our current credit facilities allow for total maximum cash borrowings and letters of credit of $325.9 million. Our total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising our borrowing base under certain credit facilities. We had $22.6 million of borrowings drawn on these credit facilities as of October 31, 2010, and letters of credit issued at that time totaled $70.2 million. The amount of availability for borrowings under these facilities as of October 31, 2010 was $196.3 million, all of which was committed. Of this $196.3 million in committed capacity, $100.7 million can also be used for letters of credit. In addition to the $196.3 million of availability for borrowings, we also had $34.7 million in additional capacity for letters of credit in Europe and Asia/Pacific as of October 31, 2010.
We also had approximately $21.0 million in capital leases and other borrowings as of October 31, 2010.
Our financing activities from continuing operations used cash of $175.0 million in fiscal 2010, used cash of $104.9 million in fiscal 2009 and provided cash of $191.8 million in fiscal 2008. In fiscal 2010, we used cash flow from operations as well as existing cash to pay down debt. In fiscal 2009, we used cash flow from operations as well as the proceeds from the sale of Rossignol to pay down debt. In fiscal 2008, our debt increased to fund the operations of Rossignol.
Contractual Obligations and Commitments
We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2028, excluding renewals at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. We also have long-term debt related to business acquisitions. Our significant contractual obligations and commitments as of October 31, 2010 are summarized in the following table:

	Payments Due by Period
		Two to	Four to	After
	One	Three	Five	Five
In thousands	Year	Years	Years	Years	Total
Operating lease obligations	$101,600	$166,925	$105,214	$102,006	$475,745
Long-term debt obligations(1)	5,182	14,379	421,404	265,222	706,187
Professional athlete sponsorships(2)	21,243	22,427	6,841	1,680	52,191
Certain other obligations(3)	70,163	—	—	—	70,163

	$198,188	$203,731	$533,459	$368,908	$1,304,286

(1)	Excludes required interest payments. See note 7 of our consolidated financial statements for interest terms. $265.2 million due on our European term loans as of October 31, 2010 is included as due after five years as we issued the European Senior Notes in December 2010 and used the proceeds to repay our existing European term loans.

(2)	We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, bmx and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $67.4 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

(3)	Certain other obligations include approximately $70.2 million of contractual letters of credit with maturity dates of less than one year. We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. In addition, we may acquire additional equity interests from our minority interest partners in Brazil and Mexico, however, as we are not required to do so, and as these potential purchase amounts generally cannot be determined significantly in advance, they are not included in this line item. We have approximately $157.9 million of tax contingencies related to ASC 740, “Income Taxes”. See note 12 of our consolidated financial statements for our complete income taxes disclosure. Based on the uncertainty of the timing of these contingencies, these amounts have not been included in this line item.
Off Balance Sheet Arrangements
Other than certain obligations and commitments described in the table above, we did not have any material off balance sheet arrangements as of October 31, 2010.
Trade Accounts Receivable and Inventories
Our trade accounts receivable were $368.4 million at October 31, 2010, compared to $430.9 million the year before, a decrease of 14%. Receivables in the Americas segment decreased 7%, while European segment receivables decreased 21% and Asia/Pacific segment receivables decreased 20%. In constant currency, consolidated trade accounts receivable also decreased 14%. The decrease in consolidated trade accounts receivable was a result of lower revenues and improved collections. European segment receivables in constant currency decreased 17% and Asia/Pacific segment receivables in constant currency decreased 26%. Included in trade accounts receivable are approximately $21.2 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, are deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding decreased by approximately 5 days at October 31, 2010 compared to October 31, 2009.
Consolidated inventories totaled $268.0 million as of October 31, 2010, compared to $267.7 million the year before, an increase of less than 1%. Inventories in the Americas segment increased 9%, while European segment inventories decreased 12% and Asia/Pacific segment inventories increased 4%. In constant currency, consolidated inventories also increased less than 1%. European segment inventories in constant currency decreased 7% and Asia/Pacific segment inventories in constant currency decreased 4%. Consolidated average inventory turnover decreased to 3.5 times per year at October 31, 2010 compared to 3.6 times per year at October 31, 2009.
Inflation
Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on our sales and profits.
New Accounting Pronouncements
In December 2007, the FASB issued authoritative guidance included in Accounting Standard Codification (“ASC”) 805 “Business Combinations,” which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities to be recorded as a component of purchase accounting. In April 2009, the FASB issued additional guidance that requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, only if fair value can be reasonably estimated and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We adopted this guidance at the beginning of our fiscal year ending October 31, 2010. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance included in ASC 810 “Consolidation,” which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted this guidance at the beginning of our fiscal year ending October 31, 2010. In the year of adoption, presentation and disclosure requirements apply retrospectively to all periods presented. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.
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
Accounts Receivable
It is not uncommon for some of our customers to have financial difficulties from time to time. This is normal given the wide variety of our account base, which includes small surf shops, medium-sized retail chains, and some large department store chains. Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collection issues that have been identified. We also use insurance on certain classes of receivables in our European segment. Historically, our losses have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our customers could have an adverse impact on our results of operations.
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
As of October 31, 2010, the fair value of our Americas and Europe reporting units substantially exceeded their carrying values. For our Asia/Pacific reporting unit, the fair value exceeded the carrying value by approximately 9%. Goodwill allocated to our Asia/Pacific reporting unit was $75.9 million. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability in this reporting unit, future reductions in our expected cash flows for Asia/Pacific could cause a material impairment of goodwill.
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
On November 1, 2007, we adopted the authoritative guidance included in ASC 740 “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of this guidance can create significant variability in our tax rate from period to period based upon changes in or adjustments to our uncertain tax positions.
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
Foreign Currency Translation
A significant portion of our revenues are generated in Europe, where we operate with the euro as our functional currency, and a smaller portion of our revenues are generated in Asia/Pacific, where we operate with the Australian dollar and Japanese yen as our functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and substantial portions of our European and Asia/Pacific product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign currency exchange rates. Revenues and expenses that are denominated in foreign currencies are translated using the average exchange rate for the period. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity on which they reside are generally recognized currently in our statement of operations. Gains and losses from translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss.
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
Forward-Looking Statements
All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition, liquidity and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “likely,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:
•	continuing deterioration of global economic conditions and credit and capital markets;

•	our ability to remain compliant with our debt covenants;

•	our ability to achieve the financial results that we anticipate;

•	payments due on contractual commitments and other debt obligations;

•	future expenditures for capital projects, including the implementation of our global enterprise-wide reporting system;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations;

•	increases in production costs, particularly with respect to cotton and other commodities, and raw materials; and

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the risks described in Item 1A. “Risk Factors” included in this report, and other factors. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained herein will, in fact, transpire.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks. Two of these risks are foreign currency exchange rate fluctuations and changes in interest rates that affect interest expense. (See also note 15 of our consolidated financial statements).
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
Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. A gain of $0.8 million was recognized related to these types of contracts during the fiscal year ended October 31, 2010. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2010, we were hedging forecasted transactions expected to occur through July 2013. Assuming exchange rates at October 31, 2010 remain constant, $1.3 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 33 months.
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
European revenues decreased 7% in euros during the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009. As measured in U.S. dollars and reported in our consolidated statements of operations, European revenues decreased 8% as a result of a stronger U.S. dollar versus the euro in comparison to the prior year.
Asia/Pacific revenues decreased 14% in Australian dollars during the fiscal year ended October 31, 2010 compared to the fiscal year ended October 31, 2009. As measured in U.S. dollars and reported in our consolidated statements of operations, Asia/Pacific revenues increased 4% as a result of a stronger Australian dollar and Japanese yen versus the U.S. dollar in comparison to the prior year.
Interest Rates
Most of our lines of credit bear interest based on LIBOR or EURIBOR plus a credit spread. Effective interest rates, therefore, will move up or down depending on market conditions. The credit spreads are subject to change based on financial performance and market conditions upon refinancing. Interest expense also includes financing fees and related costs and can be affected by foreign currency exchange rate movement upon translating non-U.S. dollar denominated interest into dollars for reporting purposes. The approximate amount of our remaining variable rate debt was $328.8 million at October 31, 2010, and the weighted average effective interest rate at that time was 5.1%. If interest rates or credit spreads were to increase by 10% (i.e. — to approximately 5.6%), our income before tax would be reduced by approximately $1.7 million based on these fiscal 2010 levels.
After giving effect to the issuance of the €200 million of European Senior Notes in December 2010 and the use of such proceeds to repay all outstanding European term loans, the approximate amount of our variable rate debt would have been $63.6 million at October 31, 2010, and the weighted average effective interest rate at that time would have been 3.7%. If interest rates or credit spreads were to increase by 10% (i.e. — to approximately 4.1%), our income before tax would be reduced by approximately $0.2 million based on our revised debt structure.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2010.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended October 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Huntington Beach, California
We have audited the internal control over financial reporting of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2010, of the Company and our report dated January 11, 2011, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Costa Mesa, California
January 11, 2011

Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by this item will be included under the headings “Election of Directors,” “Executive Compensation and Other Information,” and “Corporate Governance” in our proxy statement for the 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2010.
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
Item 11. EXECUTIVE COMPENSATION
The information required to be included by this item will be included under the heading “Executive Compensation and Other Information” in our proxy statement for the 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2010.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included by this item will be included under the heading “Ownership of Securities” in our proxy statement for the 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2010.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by this item will be included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our proxy statement for the 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2010.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be included by this item will be included under the heading “Independent Registered Public Accounting Firm” in our proxy statement for the 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2010.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements” on page 42.

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

QUIKSILVER, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited consolidated financial statements of Quiksilver, Inc. as of October 31, 2010 and 2009 and for each of the three years in the period ended October 31, 2010

Report of Independent Registered Public Accounting Firm	43
Consolidated Statements of Operations Years Ended October 31, 2010, 2009 and 2008	44
Consolidated Statements of Comprehensive Income (Loss) Years Ended October 31, 2010, 2009 and 2008	45
Consolidated Balance Sheets October 31, 2010 and 2009	46
Consolidated Statements of Changes in Equity Years Ended October 31, 2010, 2009 and 2008	47
Consolidated Statements of Cash Flows Years Ended October 31, 2010, 2009 and 2008	48
Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Quiksilver, Inc.:
We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended October 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 11, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Costa Mesa, California
January 11, 2011

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended October 31, 2010, 2009 and 2008

In thousands, except per share amounts	2010	2009	2008

Revenues, net	$1,837,620	$1,977,526	$2,264,636
Cost of goods sold	870,372	1,046,495	1,144,050

Gross profit	967,248	931,031	1,120,586

Selling, general and administrative expense	832,066	851,746	915,933
Asset impairments	11,657	10,737	65,797

Operating income	123,525	68,548	138,856

Interest expense, net	114,109	63,924	45,327
Foreign currency (gain) loss	(5,917)	8,633	(5,761)
Other (income) expense	—	(387)	29

Income (loss) before provision for income taxes	15,333	(3,622)	99,261

Provision for income taxes	23,433	66,667	33,027

(Loss) income from continuing operations	(8,100)	(70,289)	66,234
Income (loss) from discontinued operations, net of tax	1,830	(118,827)	(291,809)

Net loss	(6,270)	(189,116)	(225,575)
Less: net income attributable to non-controlling interest	(3,414)	(2,926)	(690)

Net loss attributable to Quiksilver, Inc.	$(9,684)	$(192,042)	$(226,265)

(Loss) income per share from continuing operations attributable to Quiksilver, Inc.	$(0.09)	$(0.58)	$0.52

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc.	$0.01	$(0.94)	$(2.32)

Net loss per share attributable to Quiksilver, Inc.	$(0.07)	$(1.51)	$(1.80)

(Loss) income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.09)	$(0.58)	$0.51

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.01	$(0.94)	$(2.25)

Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.07)	$(1.51)	$(1.75)

Weighted average common shares outstanding	135,334	127,042	125,975

Weighted average common shares outstanding, assuming dilution	135,334	127,042	129,485

Amounts attributable to Quiksilver, Inc.:
(Loss) income from continuing operations	$(11,514)	$(73,215)	$65,544
Income (loss) from discontinued operations, net of tax	1,830	(118,827)	(291,809)

Net loss	$(9,684)	$(192,042)	$(226,265)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended October 31, 2010, 2009 and 2008

In thousands	2010	2009	2008

Net loss	$(6,270)	$(189,116)	$(225,575)
Other comprehensive income (loss):

Foreign currency translation adjustment	2,984	99,798	(111,920)
Reclassification adjustment for foreign currency translation included in current period loss from discontinued operations	—	(47,850)	—
Net gain (loss) on derivative instruments, net of tax provision (benefit) of $7,334 (2010), $(19,965) (2009) and $26,322 (2008)	15,302	(37,062)	44,313

Comprehensive income (loss)	12,016	(174,230)	(293,182)
Comprehensive income attributable to non-controlling interest	(3,414)	(2,926)	(690)

Comprehensive income (loss) attributable to Quiksilver, Inc.	$8,602	$(177,156)	$(293,872)

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2010 and 2009

In thousands, except share amounts	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$120,593	$99,516
Restricted cash	—	52,706
Trade accounts receivable, net	368,428	430,884
Other receivables	42,512	25,615
Inventories	268,037	267,730
Deferred income taxes	39,053	76,638
Prepaid expenses and other current assets	25,206	37,333
Current assets held for sale	12	1,777

Total current assets	863,841	992,199

Fixed assets, net	220,350	239,333
Intangible assets, net	140,567	142,954
Goodwill	332,488	333,758
Other assets	53,296	75,353
Deferred income taxes long-term	85,579	69,011

Total assets	$1,696,121	$1,852,608

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$22,586	$32,592
Accounts payable	179,402	162,373
Accrued liabilities	115,009	116,274
Current portion of long-term debt	5,182	95,231
Income taxes payable	3,484	23,574
Liabilities related to assets held for sale	739	458

Total current liabilities	326,402	430,502

Long-term debt, net of current portion	701,005	911,430
Other long-term liabilities	49,119	46,643

Total liabilities	1,076,526	1,388,575

Commitments and contingencies — Note 9

Equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 285,000,000; issued shares — 166,867,127 (2010) and 131,484,363 (2009)	1,669	1,315
Additional paid-in capital	513,102	368,285
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(11,307)	(1,623)
Accumulated other comprehensive income	113,682	95,396

Total Quiksilver, Inc. stockholders’ equity	610,368	456,595
Non-controlling interest	9,227	7,438

Total equity	619,595	464,033

Total liabilities and equity	$1,696,121	$1,852,608

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended October 31, 2010, 2009 and 2008

					Retained	Accumulated
			Additional		Earnings	Other	Non-
	Common Stock		Paid-in	Treasury	(Accumulated	Comprehensive	Controlling	Total
In thousands	Shares	Amounts	Capital	Stock	Deficit)	Income (Loss)	Interest	Equity
Balance, October 31, 2007	128,341	$1,283	$306,051	$(6,778)	$437,940	$148,117	$1,237	$887,850
Exercise of stock options	1,828	18	6,719	—	—	—	—	6,737
Tax benefit from exercise of stock options	—	—	2,994	—	—	—	—	2,994
Stock compensation expense	—	—	13,002	—	—	—	—	13,002
Restricted stock	(103)	(1)	1	—	—	—	—	—
Employee stock purchase plan	257	3	1,867	—	—	—	—	1,870
Business acquisitions	300	3	3,875	—	—	—	2,585	6,463
Adjustment due to adoption of uncertain tax position guidance	—	—	—	—	(21,256)	—	—	(21,256)
Net loss and other comprehensive loss	—	—	—	—	(226,265)	(67,607)	690	(293,182)

Balance, October 31, 2008	130,623	$1,306	$334,509	$(6,778)	$190,419	$80,510	$4,512	$604,478

Tax benefit from exercise of stock options	—	—	439	—	—	—	—	439
Stock compensation expense	—	—	8,884	—	—	—	—	8,884
Restricted stock	310	3	(3)	—	—	—	—	—
Employee stock purchase plan	551	6	855	—	—	—	—	861
Stock warrants issued	—	—	23,601	—	—	—	—	23,601
Net loss and other comprehensive loss	—	—	—	—	(192,042)	14,886	2,926	(174,230)

Balance, October 31, 2009	131,484	$1,315	$368,285	$(6,778)	$(1,623)	$95,396	$7,438	$464,033

Exercise of stock options	713	7	2,730	—	—	—	—	2,737
Stock compensation expense	—	—	12,831	—	—	—	—	12,831
Restricted stock	3,050	31	(31)	—	—	—	—	—
Employee stock purchase Plan	509	5	897	—	—	—	—	902
Common stock issued in debt-for-equity exchange	31,111	311	131,939	—	—	—	—	132,250
Transactions with non-controlling interest holders	—	—	(3,549)	—	—	—	(1,625)	(5,174)
Net loss and other comprehensive income	—	—	—	—	(9,684)	18,286	3,414	12,016

Balance, October 31, 2010	166,867	$1,669	$513,102	$(6,778)	$(11,307)	$113,682	$9,227	$619,595

See notes to consolidated financial statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2010, 2009 and 2008

In thousands	2010	2009	2008
Cash flows from operating activities:
Net loss	$(6,270)	$(189,116)	$(225,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,830)	118,827	291,809
Depreciation and amortization	53,861	55,004	57,231
Stock-based compensation and tax benefit on option exercises	12,831	8,415	9,588
Provision for doubtful accounts	15,307	16,235	15,948
(Gain) loss on disposal of fixed assets	(464)	4,194	350
Foreign currency gain	(3,078)	(103)	(2,618)
Asset impairments	11,657	10,737	65,797
Non-cash interest	56,695	3,441	—
Equity in earnings	(524)	(2)	1,121
Deferred income taxes	8,029	43,234	(10,445)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Trade accounts receivable	39,846	60,783	(16,179)
Other receivables	(15,049)	14,914	(7,446)
Inventories	4,505	78,039	(32,786)
Prepaid expenses and other current assets	7,103	(157)	(1,333)
Other assets	8,958	5,422	(1,776)
Accounts payable	15,412	(79,026)	36,961
Accrued liabilities and other long-term liabilities	9,276	5,421	(14,871)
Income taxes payable	(16,568)	36,091	13,688

Cash provided by operating activities of continuing operations	199,697	192,353	179,464
Cash provided by (used in) operating activities of discontinued operations	3,785	13,815	(107,302)

Net cash provided by operating activities	203,482	206,168	72,162
Cash flows from investing activities:
Capital expenditures	(43,135)	(54,564)	(90,948)
Business acquisitions, net of acquired cash	—	—	(31,127)
Changes in restricted cash	52,706	—	(46,475)

Cash provided by (used in) investing activities of continuing operations	9,571	(54,564)	(168,550)
Cash provided by investing activities of discontinued operations	—	21,848	103,811

Net cash provided by (used in) investing activities	9,571	(32,716)	(64,739)
Cash flows from financing activities:
Borrowings on lines of credit	16,581	10,346	185,777
Payments on lines of credit	(27,021)	(237,025)	(47,161)
Borrowings on long-term debt	59,353	895,268	240,389
Payments on long-term debt	(220,566)	(726,852)	(198,793)
Payments of debt and equity issuance costs	(9,573)	(47,478)	—
Stock option exercises, employee stock purchases and tax benefit on option exercises	3,639	862	11,602
Transactions with non-controlling interest owners	(5,174)	—	—

Cash (used in) provided by financing activities of continuing operations	(182,761)	(104,879)	191,814
Cash used in financing activities of discontinued operations	—	(11,136)	(224,794)

Net cash used in financing activities	(182,761)	(116,015)	(32,980)
Effect of exchange rate changes on cash	(9,215)	(10,963)	4,251

Net increase (decrease) in cash and cash equivalents	21,077	46,474	(21,306)
Cash and cash equivalents, beginning of year	99,516	53,042	74,348

Cash and cash equivalents, end of year	$120,593	$99,516	$53,042

Supplementary cash flow information:
Cash paid (received) during the year for:
Interest	$54,023	$58,094	$70,023

Income taxes	$15,916	$(5,794)	$31,049

Non-cash investing and financing activities:
Common stock issued for business acquisitions	$—	$—	$3,878

Transfer of Rossignol debt to continuing operations	$—	$—	$78,322

Stock warrants issued	$—	$23,601	$—

Common stock issued in debt-for-equity exchange	$132,250	$—	$—

See notes to consolidated financial statements.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2009, 2008 and 2007
Note 1 — Significant Accounting Policies
Company Business
Quiksilver, Inc. and its subsidiaries (the “Company”) design, produce and distribute branded apparel, footwear, accessories and related products. The Company’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its boardriding culture and heritage. The Company’s Quiksilver, Roxy, DC and Hawk brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. The Company makes snowboarding equipment under its DC, Roxy, Lib Technologies and Gnu labels. The Company’s products are sold in over 90 countries in a wide range of distribution channels, including surf shops, skateboard shops, snowboard shops, its proprietary concept stores, other specialty stores and select department stores. Distribution is primarily in the United States, Europe and Australia.
In November 2008, the Company sold its Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange, and in December 2007, the Company sold its golf equipment business. As a result, the Company has classified its Rossignol wintersports and golf equipment businesses as discontinued operations for all periods presented. In April 2010, the Company sold its Raisins and Leilani swimwear brand trademarks.
Management believes that the Company’s cash flows from operations, together with its existing credit facilities, cash on hand and term loans will be adequate to fund the Company’s capital requirements for at least the next twelve months. During fiscal 2010, the Company closed a $140 million debt-for-equity exchange with Rhône Group LLC (“Rhône”), amended its existing asset-based credit facility in its Americas segment to extend the term by an additional two years and to lower the applicable interest rates, and obtained a new $20 million term loan in its Americas segment which enabled the Company to repay the remaining amounts outstanding under its Rhône senior secured term loans. The closing of these transactions enabled the Company to significantly de-lever its consolidated balance sheet. During December 2010, the Company issued €200 million in unsecured senior notes, which were used to repay its existing European term loans. See the section below entitled, “Subsequent Events” for a description of this transaction. This transaction extended virtually all of the Company’s short-term maturities to a long-term basis. The Company also believes that its short-term uncommitted lines of credit in Asia/Pacific will continue to be made available. If these lines of credit are not made available, the Company would plan to extinguish any related debt using cash on hand or other existing credit facilities.
Adjustment for Retrospective Application of New Accounting Standard Adopted
At the beginning of fiscal 2010, the Company adopted new accounting guidance related to the presentation of non-controlling interests, which required retrospective application. The consolidated financial statements and accompanying notes presented in this report have been adjusted for the retrospective application of this new accounting standard.
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

Cash Equivalents
Certificates of deposit and highly liquid short-term investments purchased with original maturities of three months or less are considered cash equivalents. Carrying values approximate fair value. The restricted cash on the Company’s consolidated balance sheet as of October 31, 2009 was collateral for an obligation owed to the former owner of Rossignol. This obligation was paid during fiscal 2010.
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
Long-Lived Assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” In accordance with ASC 360, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company recorded approximately $11.7 million, $10.7 million and $10.4 million in fixed asset impairments in continuing operations for the years ended October 31, 2010, 2009 and 2008, respectively.
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other.” Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by ASC 350 which includes assumptions such as growth and discount rates. The Company determined that there were no goodwill impairment losses in continuing operations for the years ended October 31, 2010 and 2009, and recorded approximately $55.4 million in goodwill impairment in continuing operations for the year ended October 31, 2008.
As of October 31, 2010, the fair value of the Americas and Europe reporting units substantially exceeded their carrying values. For the Asia/Pacific reporting unit, the fair value exceeded the carrying value by approximately 9%. Goodwill allocated to the Asia/Pacific reporting unit was $75.9 million. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability in this reporting unit, future reductions in expected cash flows for Asia/Pacific could cause a material impairment of goodwill.
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

Revenues in the Consolidated Statements of Operations include the following:

	Year Ended October 31,
In thousands	2010	2009	2008
Product shipments, net	$1,825,807	$1,961,389	$2,254,245
Royalty income	11,813	16,137	10,391

	$1,837,620	$1,977,526	$2,264,636

Promotion and Advertising
The Company’s promotion and advertising efforts include athlete sponsorships, world-class boardriding contests, websites, magazine advertisements, retail signage, television programs, co-branded products, surf camps, skate park tours and other events. For the fiscal years ended October 31, 2010, 2009 and 2008, these expenses totaled $106.9 million, $101.8 million and $122.1 million, respectively. Advertising costs are expensed when incurred.
Income Taxes
The Company accounts for income taxes using the asset and liability approach as promulgated by the authoritative guidance included in ASC 740 “Income Taxes.” Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized.
On November 1, 2007, the Company adopted the authoritative guidance included in ASC 740 “Income Taxes.” This guidance clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.
On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into legislation. The Act allows corporate taxpayers with net operating losses (“NOLs”) for fiscal years ending after 2007 and beginning before 2010 to elect to carry back such NOLs up to five years. This election may be made for only one fiscal year. The Company implemented the elective carryback provision with respect to its fiscal year ended October 31, 2010 and has recorded a benefit in its statement of operations for the fiscal year ended October 31, 2010 of approximately $4.8 million.
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

The table below sets forth the reconciliation of the denominator of each net income per share calculation:

	Fiscal year ended
	October 31,
In thousands	2010	2009	2008
Shares used in computing basic net income per share	135,334	127,042	125,975
Dilutive effect of stock options and restricted stock(1)	—	—	3,510
Dilutive effect of stock warrants(1)	—	—	—

Shares used in computing diluted net income per share	135,334	127,042	129,485

(1)	For the fiscal year ended October 31, 2010, the shares used in computing diluted net income per share do not include 4,099,000 dilutive stock options and shares of restricted stock nor 12,521,000 dilutive warrant shares as the effect is anti-dilutive. For the fiscal year ended October 31, 2009, the shares used in computing diluted net income per share do not include 796,000 dilutive stock options and shares of restricted stock nor 252,000 dilutive warrant shares as the effect is anti-dilutive. For the fiscal years ended October 31, 2010, 2009 and 2008, additional stock options outstanding of 11,474,000, 14,861,000 and 12,392,000, respectively, and additional warrant shares outstanding of 13,133,000, 25,402,000 and zero, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive.
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
Derivative financial instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the use and type of the derivative. The Company’s derivative financial instruments principally consist of foreign currency exchange rate contracts and interest rate swaps, which the Company uses to manage its exposure to the risk of foreign currency exchange rates and variable interest rates. The Company’s objectives are to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange and interest rates. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Comprehensive Income or Loss
Comprehensive income or loss includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Income (Loss) include its net loss and the foreign currency adjustments that arise from the translation of the financial statements of Quiksilver Europe, Quiksilver Asia/Pacific and the foreign entities within the Americas segment into U.S. dollars and fair value gains and losses on certain derivative instruments.
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

Fair Value of Financial Instruments
The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature. For fair value disclosures related to the Company’s cash and debt, see the section above entitled, “Cash Equivalents” and note 7, respectively.
Subsequent Events
In December 2010, Boardriders SA, a wholly owned subsidiary of the Company, issued €200 million (approximately $265 million at the date of issuance) in senior notes (“European Senior Notes”), which bear a coupon interest rate of 8.875% and are due December 15, 2017. The European Senior Notes were issued at par value in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The European Senior Notes were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. The European Senior Notes will not be registered under the Securities Act or the securities laws of any other jurisdiction.
The European Senior Notes are general senior obligations of Boardriders SA and are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. Boardriders SA may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit the ability of Quiksilver, Inc. and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. The Company is currently in compliance with these covenants.
The Company used the proceeds from the European Senior Notes to repay its existing European term loans and to pay related fees and expenses. As a result, the Company expects to recognize non-cash, non-operating charges during its fiscal quarter ending January 31, 2011 of approximately $13.0 million to write-off the deferred debt issuance costs related to such term loans. In addition, the Company anticipates the debt issuance costs associated with the issuance of the European Senior Notes will be approximately $9.0 million, which will be amortized into interest expense over the term of the European Senior Notes.
New Accounting Pronouncements
In December 2007, the FASB issued authoritative guidance included in ASC 805 “Business Combinations,” which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities to be recorded as a component of purchase accounting. In April 2009, the FASB issued additional guidance that requires assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, only if fair value can be reasonably estimated and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company adopted this guidance at the beginning of its fiscal year ending October 31, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued authoritative guidance included in ASC 810 “Consolidation,” which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this guidance at the beginning of its fiscal year ending October 31, 2010. In the year of adoption, presentation and disclosure requirements apply retrospectively to all periods presented. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Adjustments for the Retrospective Application of New Accounting Standard Adopted on November 1, 2010

	Consolidated Statements of Operations
		Adjustments
	As	for Non-	As
	Previously	Controlling	Currently
In thousands	Reported	Interest	Reported
Year Ended October 31, 2009
Other expense (income)	$2,539	$(2,926)	$(387)
Loss before provision for income taxes	(6,548)	2,926	(3,622)

Year Ended October 31, 2008
Other expense	$719	$(690)	$29
Income before provision for income taxes	98,571	690	99,261

	Consolidated Balance Sheets
		Adjustments
	As	for Non-	As
	Previously	Controlling	Currently
In thousands	Reported	Interest	Reported
As of October 31, 2009
Liabilities and Equity
Other long-term liabilities	$54,081	$(7,438)	$46,643
Total liabilities	1,396,013	(7,438)	1,388,575
Non-controlling interest	—	7,438	7,438

	Consolidated Statements of Cash Flows
		Adjustments
	As	for Non-	As
	Previously	Controlling	Currently
In thousands	Reported	Interest	Reported
Year Ended October 31, 2009
Net loss	$(192,042)	$2,926	$(189,116)
Equity in earnings and minority interest	2,924	(2,926)	(2)

Year Ended October 31, 2008
Net loss	$(226,265)	$690	$(225,575)
Equity in earnings and minority interest	1,811	(690)	1,121
Note 2 — Business Acquisitions
The Company did not engage in any business acquisitions, nor pay cash related to any prior business acquisitions, during the fiscal years ended October 31, 2010 and 2009. For the fiscal year ended October 31, 2008, the Company paid cash of approximately $31.1 million, in connection with certain business acquisitions, of which $19.2 million relates to payments to the former owners of DC Shoes, Inc. in connection with the achievement of certain sales and earnings targets. The remaining $11.9 million relates primarily to insignificant acquisitions of certain distributors, licensees and retail store locations.
Effective June 1, 2008, the Company acquired an additional 29% of Quiksilver Brazil for an aggregate purchase price of approximately $7.7 million, which included 300,180 shares of its common stock and approximately $3.9 million in cash. As a result of this transaction, the Company increased its ownership in Quiksilver Brazil to 51%.
Note 3 — Allowance for Doubtful Accounts
The allowance for doubtful accounts, which includes bad debts and returns and allowances, consists of the following:

	Year Ended October 31,
In thousands	2010	2009	2008
Balance, beginning of year	$47,211	$31,331	$21,100
Provision for doubtful accounts	15,307	16,235	15,948
Deductions	(14,475)	(355)	(5,717)

Balance, end of year	$48,043	$47,211	$31,331

The provision for doubtful accounts represents charges to selling, general and administrative expense for estimated bad debts, whereas the provision for returns and allowances is reported as a reduction of revenues.
Note 4 — Inventories
Inventories consist of the following:

	October 31,
In thousands	2010	2009
Raw materials	$6,894	$6,904
Work in process	3,914	5,230
Finished goods	257,229	255,596

	$268,037	$267,730

Note 5 — Fixed Assets
Fixed assets consist of the following:

	October 31,
In thousands	2010	2009
Furniture and other equipment	$182,655	$199,380
Computer equipment	98,712	101,505
Leasehold improvements	146,384	137,966
Land use rights	40,261	42,671
Land and buildings	6,269	6,368

	474,281	487,890
Accumulated depreciation and amortization	(253,931)	(248,557)

	$220,350	$239,333

During the fiscal years ended October 31, 2010 and 2009, the Company recorded approximately $11.7 million and $10.7 million, respectively, in fixed asset impairments in continuing operations, primarily related to impairment of leasehold improvements on certain underperforming U.S. retail stores. These stores were not generating positive cash flows and are not expected to become profitable in the future. As a result, the Company is working to close these stores as soon as possible. Any charges associated with future rent commitments will be charged to future earnings upon store closure.

Note 6 — Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	October 31,
	2010			2009
	Gross	Amorti-	Net Book	Gross	Amorti-	Net Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$19,752	$(8,308)	$11,444	$19,472	$(6,745)	$12,727
Amortizable licenses	13,219	(10,465)	2,754	12,237	(8,464)	3,773
Other amortizable intangibles	8,386	(5,318)	3,068	8,318	(4,695)	3,623
Non-amortizable trademarks	123,301	—	123,301	122,831	—	122,831

	$164,658	$(24,091)	$140,567	$162,858	$(19,904)	$142,954

The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. These amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Certain trademarks and licenses will continue to be amortized using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the fiscal years ended October 31, 2010, 2009 and 2008 was $3.2 million, $3.2 million and $2.9 million, respectively. Annual amortization expense, based on the Company’s amortizable intangible assets as of October 31, 2010, is estimated to be approximately $3.0 million in each of the fiscal years ending October 31, 2011 and October 31, 2012, approximately $2.0 million in each of the fiscal years ending October 31, 2013 and October 31, 2014 and approximately $1.5 million in the fiscal year ending October 31, 2015.
Goodwill arose primarily from the acquisitions of Quiksilver Europe, Quiksilver Asia/Pacific and DC Shoes, Inc. Goodwill decreased approximately $1.3 million during the fiscal year ended October 31, 2010, which was due to the effect of changes in foreign currency exchange rates. Goodwill increased approximately $34.4 million during the fiscal year ended October 31, 2009, which was due to the effect of changes in foreign currency exchange rates. Goodwill decreased approximately $99.5 million during the fiscal year ended October 31, 2008, which included a $55.4 million goodwill impairment in the Asia/Pacific segment. The remaining decrease was primarily due to $49.4 million related to the effect of changes in foreign currency exchange rates, which was partially offset by an increase to goodwill of approximately $5.3 million related to other insignificant acquisitions.
Note 7 — Lines of Credit and Long-term Debt
A summary of lines of credit and long-term debt is as follows:

	October 31,
In thousands	2010	2009
European short-term credit arrangements	$—	$14
Asia/Pacific short-term lines of credit	22,586	32,578
Americas Credit Facility	—	—
Americas long-term debt	20,000	109,329
European long-term debt	265,222	389,029
European Credit Facility	—	38,243
Senior Notes	400,000	400,000
Deferred purchase price obligation	—	49,144
Capital lease obligations and other borrowings	20,965	20,916

	$728,773	$1,039,253

In July 2005, the Company issued $400 million in senior notes (“Senior Notes”), which bear a coupon interest rate of 6.875% and are due April 15, 2015. The Senior Notes were issued at par value and sold in accordance with Rule 144A and Regulation S. In December 2005, these Senior Notes were exchanged for publicly registered notes with identical terms. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that guarantee any of its indebtedness or its subsidiaries’ indebtedness, or are obligors under its existing senior secured credit facility (the “Guarantors”). The Company may redeem some or all of the Senior Notes at fixed redemption prices as set forth in the indenture related to such Senior Notes.
The Senior Notes indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; limit dividends or other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If the Company experiences a change of control (as defined in the indenture), it will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. The Company is currently in compliance with these covenants. In addition, the Company has approximately $5.7 million in unamortized debt issuance costs related to the Senior Notes included in other assets as of October 31, 2010.
On July 31, 2009, the Company entered into a new $200 million asset-based credit facility (“Credit Facility”) for its Americas segment, which replaced its existing credit facility which was to expire in April 2010. On August 27, 2010, the Company entered into an amendment to the Credit Facility. The amended Credit Facility is a $150 million facility (with the option to expand the facility to $250 million on certain conditions) and the amendment, among other things, extended the maturity date of the Credit Facility to August 27, 2014 (compared to July 31, 2012 under the original facility). The amended Credit Facility includes a $102.5 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 2.5% to 3.0% depending upon availability. As of October 31, 2010, there were no borrowings outstanding under the Credit Facility. Outstanding letters of credit totaled $44.6 million as of October 31, 2010.
The Credit Facility is guaranteed by Quiksilver, Inc. and certain of its domestic and Canadian subsidiaries. The Credit Facility is secured by a first priority interest in the Company’s U.S. and Canadian accounts receivable, inventory, certain intangibles, a second priority interest in substantially all other personal property and a second priority pledge of shares of certain of the Company’s domestic subsidiaries. The borrowing base is limited to certain percentages of eligible accounts receivable and inventory from participating subsidiaries. The Credit Facility contains customary default provisions and restrictive covenants for facilities of its type. The Company is currently in compliance with such covenants.
On October 27, 2010, the Company entered into a $20.0 million term loan for its Americas segment. The maturity date of this term loan is August 27, 2014, such that it is aligned with the maturity of the amended Credit Facility. The term loan has minimum principal repayments of $1.5 million due on June 30 and December 31 of each year, until the principal balance is reduced to $14.0 million. The term loan bears interest at the London Inter-Bank Offer (“LIBO”) rate plus 5.0% (currently 5.3%). The term loan is guaranteed by Quiksilver, Inc. and secured by a first priority interest in substantially all assets, excluding accounts receivable and inventory, of certain of the Company’s domestic subsidiaries and a second priority interest in the accounts receivable and inventory of certain of the Company’s domestic subsidiaries, in which the lenders under the Credit Facility have a first-priority security interest. The term loan contains customary default provisions and restrictive covenants for loans of its type. The Company is currently in compliance with such covenants.
On July 31, 2009, the Company entered into the $153.1 million five year senior secured term loans with funds affiliated with Rhône Capital LLC. In connection with the term loans, the Company issued warrants to purchase approximately 25.7 million shares of its common stock, representing 19.99% of the outstanding equity of the Company at the time, with an exercise price of $1.86 per share. The warrants are fully vested and have a seven year term. The estimated fair value of these warrants at issuance was $23.6 million. This amount was recorded as a debt discount and was to be amortized into interest expense over the term of the loans. In addition to this, the Company incurred approximately $15.8 million in debt issuance costs which were also to be amortized into interest expense over the term of the loans.

On June 24, 2010, the Company entered into a debt-for-equity exchange agreement with Rhône Group LLC (“Rhône”), acting in its capacity as the administrative agent for the Rhône senior secured term loans. Pursuant to such agreement, a combined total of $140 million of principal balance outstanding under the Rhône senior secured term loans was exchanged for a total of 31.1 million shares of the Company’s common stock, which represents an exchange price of $4.50 per share. The Company and Rhône closed the exchange on August 9, 2010, which reduced the outstanding balance under the Rhône senior secured term loans to approximately $23.9 million. Upon closing of the $20.0 million term loan in its Americas segment, the Company used the proceeds from such term loan, together with cash on hand, to repay the remaining amounts outstanding under the Rhône senior secured term loans.
As a result of the debt-for-equity exchange and the subsequent repayment of the remaining amounts outstanding under the Rhône senior secured term loans, the Company recognized approximately $33.2 million in interest expense during the three months ended October 31, 2010 in order to write-off the deferred debt issuance costs that were capitalized in connection with the issuance of the Rhône senior secured term loans, as well as the debt discount that was recorded upon the issuance of the warrants associated with such senior secured term loans. This charge was non-recurring, non-cash and non-operating.
On July 31, 2009, the Company and certain of its European subsidiaries entered into a commitment with a group of lenders in Europe to refinance its European indebtedness. This refinancing, which closed and was funded on September 29, 2009, consisted of two term loans totaling approximately $251.7 million (€170 million), an $85.9 million (€58 million) credit facility and a line of credit of $59.2 million (€40 million) for issuances of letters of credit. Together, these are referred to as the “European Facilities.” The maturity of these European Facilities was July 31, 2013. The term loans had minimum principal repayments due on January 31 and July 31 of each year, with €14.0 million due for each semi-annual payment in 2010, €17.0 million due for each semi-annual payment in 2011 and €27.0 million due for each semi-annual payment in 2012 and 2013. Amounts outstanding under the European Facilities bore interest at a rate of Euribor plus a margin of between 4.25% and 4.75%. The weighted average borrowing rate on the European Facilities was 5.3% as of October 31, 2010. In connection with obtaining the European Facilities, the Company incurred approximately $19.3 million in debt issuance costs which were being amortized into interest expense over the term of the European Facilities. As of October 31, 2010, there were borrowings of approximately $195.5 million (€140 million) outstanding on the two term loans, no borrowings outstanding on the credit facility, and approximately $21.9 million of outstanding letters of credit.
The European Facilities were guaranteed by Quiksilver, Inc. and secured by pledges of certain assets of its European subsidiaries, including certain trademarks of its European business and shares of certain European subsidiaries. The European Facilities contained customary default provisions and covenants for transactions of this type. The Company was in compliance with such covenants as of October 31, 2010.
During fiscal 2009, in connection with the closing of the European Facilities, the Company refinanced an additional European term loan of $69.7 million (€50 million) such that its maturity date aligned with the European Facilities. This term loan had principal repayments due on January 31 and July 31 of each year, with €8.9 million due in the aggregate in 2011, €12.6 million due in the aggregate in 2012 and €28.5 million due in the aggregate in 2013. This term loan bore interest at a variable rate of Euribor plus a margin of 4.8% (currently 5.5%). This term loan had the same security as the European Facilities and it contained customary default provisions and covenants for loans of its type. The Company was in compliance with such covenants as of October 31, 2010.
Subsequent to its fiscal year end, in December 2010, the Company issued €200 million (approximately $265 million at the date of issuance) in unsecured senior notes (“European Senior Notes”), which bear a coupon interest rate of 8.875% and are due December 15, 2017. See the section entitled, “Subsequent Events” within note 1 to these consolidated financial statements for additional details of the European Senior Notes. With the issuance of the European Senior Notes, the Company repaid the European

Facilities and the additional European term loan (€190 million combined). As a result, the maturities of these obligations were effectively extended to December 2017. Therefore, the Company has reclassified the portion of these obligations that was scheduled to be due in its 2011 fiscal year from current portion of long-term debt to long-term debt on the accompanying consolidated balance sheet as of October 31, 2010.
In August 2008, Quiksilver Europe entered into a $139.5 million (€100 million) secured financing facility which expires in August 2011. Under this facility, Quiksilver Europe may borrow up to €100.0 million based upon the amount of accounts receivable that are pledged to the lender to secure the debt. Outstanding borrowings under this facility accrue interest at a rate of Euribor plus a margin of 0.55% (currently 1.47%). As of October 31, 2010, the Company had no borrowings outstanding under this facility. This facility contains customary default provisions and covenants for facilities of its type. The Company is currently in compliance with such covenants.
Quiksilver Asia/Pacific has uncommitted revolving lines of credit with banks that provide up to $29.2 million ($29.7 million Australian dollars) for cash borrowings and letters of credit. These lines of credit are generally payable on demand, although the Company believes these lines of credit will continue to be available. The amount outstanding on these lines of credit at October 31, 2010 was $22.6 million, in addition to outstanding letters of credit of $3.6 million, at an average borrowing rate of 5.5%.
The Company’s current credit facilities allow for total maximum cash borrowings and letters of credit of $325.9 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $22.6 million of borrowings drawn on these credit facilities as of October 31, 2010, and letters of credit issued at that time totaled $70.2 million. The amount of availability for borrowings under these facilities as of October 31, 2010 was $196.3 million, all of which was committed. Of this $196.3 million in committed capacity, $100.7 million can also be used for letters of credit. In addition to the $196.3 million of availability for borrowings, the Company also had $34.7 million in additional capacity for letters of credit in Europe and Asia/Pacific as of October 31, 2010.
The Company also has approximately $21.0 million in capital leases and other borrowings as of October 31, 2010.
Approximate principal payments on long-term debt are due according to the table below. The $265.2 million due on European term loans as of October 31, 2010 is included as due in 2017 as the Company issued its European Senior Notes in December 2010 and used the proceeds to repay these existing European term loans.

In thousands
2011	$5,182
2012	8,199
2013	6,180
2014	16,872
2015	404,532
Thereafter	265,222

$706,187

The estimated fair values of the Company’s lines of credit and long-term debt are as follows (in thousands):

	October 31, 2010
	Carrying
	Amount	Fair Value
Lines of credit	$22,586	$22,586
Long-term debt	706,187	699,687

	$728,773	$722,273

The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded Senior Notes and the carrying values of the majority of the Company’s other debt obligations.
Note 8 — Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	October 31,
	2010	2009
Accrued employee compensation and benefits	$57,773	$48,040
Accrued sales and payroll taxes	12,437	12,620
Derivative liability	6,964	20,611
Accrued interest	1,593	2,088
Other liabilities	36,242	32,915

	$115,009	$116,274

Note 9 — Commitments and Contingencies
Operating Leases
The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2010 (in thousands):

2011	$101,600
2012	90,161
2013	76,764
2014	58,497
2015	46,717
Thereafter	102,006

$475,745

Total rent expense was $126.9 million, $119.2 million and $120.7 million for the years ended October 31, 2010, 2009 and 2008, respectively.
Professional Athlete Sponsorships
The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, bmx and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of October 31, 2010 (in thousands):

2011	$21,243
2012	13,273
2013	9,154
2014	4,849
2015	1,992
Thereafter	1,680

$52,191

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
Note 10 — Stockholders’ Equity
In March 2000, the Company’s stockholders approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), which generally replaced the Company’s previous stock option plans. Under the 2000 Plan, 33,744,836 shares are reserved for issuance over its term, consisting of 12,944,836 shares authorized under predecessor plans plus an additional 20,800,000 shares. The plan was amended in March 2007 to allow for the issuance of restricted stock and restricted stock units. The maximum number of shares that may be reserved for issuance of restricted stock or restricted stock unit awards is 1,100,000. Nonqualified and incentive options may be granted to officers and employees selected by the plan’s administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options vest over a period of time, generally three years, as designated by the committee and are subject to such other terms and conditions as the committee determines. The Company issues new shares for stock option exercises and restricted stock grants.
Changes in shares under option are summarized as follows:

	Year Ended October 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
In thousands	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	15,909,101	$7.32	15,902,575	$9.97	17,311,049	$9.30
Granted	4,403,407	3.83	4,563,250	1.97	1,310,000	8.99
Exercised	(713,062)	3.84	—	—	(1,828,338)	3.69
Canceled	(6,868,016)	10.69	(4,556,724)	11.21	(890,136)	8.55

Outstanding, end of year	12,731,430	4.48	15,909,101	7.32	15,902,575	9.97

Options exercisable, end of year	4,892,680	6.70	10,211,031	9.15	12,251,796	9.19

The aggregate intrinsic value of options exercised, outstanding and exercisable as of October 31, 2010 is $0.7 million, $13.0 million and $1.9 million, respectively. The weighted average life of options outstanding and exercisable as of October 31, 2010 is 6.2 years and 3.4 years, respectively.

Outstanding stock options at October 31, 2010 consist of the following:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
		(Years)
$1.04 - $2.56	5,849,085	8.7	$2.09	543,499	$1.77
$2.57 - $4.47	1,072,924	3.1	3.41	832,005	3.50
$4.48 - $5.96	2,780,583	4.7	4.97	671,676	4.71
$5.97 - $7.44	1,033,338	2.1	6.66	1,033,338	6.66
$7.45 - $8.93	855,000	3.0	8.42	855,000	8.42
$8.94 - $10.42	462,500	7.0	9.04	279,162	9.06
$10.43 - $11.90	222,500	3.5	11.07	222,500	11.07
$11.91 - $14.87	287,500	5.0	13.89	287,500	13.89
$14.88 - $16.36	168,000	5.4	15.94	168,000	15.94

	12,731,430	6.2	4.48	4,892,680	6.70

Changes in non-vested shares under option for the year ended October 31, 2010 are as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested, beginning of year	5,698,070	$1.90
Granted	4,403,407	1.04
Vested	(1,479,444)	3.15
Canceled	(783,283)	3.29

Non-vested, end of year	7,838,750	1.06

Of the 7.8 million non-vested shares under option as of October 31, 2010, approximately 7.0 million are expected to vest over their respective lives.
As of October 31, 2010, there were 2,167,917 shares of common stock that were available for future grant. Of these shares, 235,670 were available for issuance of restricted stock.
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
The Company uses the Black-Scholes option-pricing model to value stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2010, 2009 and 2008, assuming risk-free interest rates of 2.7%, 2.6% and 3.0%, respectively; volatility of 73.6%, 51.5% and 40.8%, respectively; zero dividend yield; and expected lives of 6.4 years, 6.1 years and 5.7 years, respectively. The weighted average fair value of options granted was $1.04, $1.00 and $3.85 for the years ended October 31, 2010, 2009 and 2008, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of October 31, 2010, the Company had approximately $4.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.0 years. Compensation expense was included as selling, general and administrative expense for fiscal 2010, 2009 and 2008.
In March 2006, the Company’s stockholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s stockholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted shares and restricted stock units can be issued from such plan. Restricted stock issued under these plans vests over a period of time, generally three to five years, and may have certain performance based acceleration features which allow for earlier vesting. In March 2010, the Company’s stockholders approved a grant of 3 million shares of restricted stock, outside of the Company’s existing plans, to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, 1,200,000 shares vested during the fiscal year ended October 31, 2010, with the remaining 1,800,000 shares to vest in three equal, annual installments beginning in April 2011.
Changes in restricted stock are as follows:

	Year Ended October 31,
	2010	2009	2008

Outstanding, beginning of year	1,022,003	721,003	842,000
Granted	3,110,000	590,000	330,000
Vested	(1,229,998)	(9,999)	(17,329)
Forfeited	(60,001)	(279,001)	(433,668)

Outstanding, end of year	2,842,004	1,022,003	721,003

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria and will adjust the amortization period as appropriate. As of October 31, 2010, there had been no acceleration of the amortization period. As of October 31, 2010, the Company had approximately $3.7 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.4 years.
The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees who have at least five months of service with the Company. Since the adoption of guidance within ASC 718, “Stock Compensation,” compensation expense has been recognized for shares issued under the ESPP. During the years ended October 31, 2010, 2009 and 2008, 508,592, 550,798 and 257,198 shares of stock were issued under the plan with proceeds to the Company of $0.9 million, $0.9 million and $1.9 million, respectively.
During the years ended October 31, 2010, 2009 and 2008, the Company recognized total compensation expense related to options, restricted stock and ESPP shares of approximately $12.8 million, $8.4 million and $12.0 million, respectively.

Note 11 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	October 31,
In thousands	2010	2009
Foreign currency translation adjustment	$114,935	$111,951
Loss on cash flow hedges	(1,253)	(16,555)

	$113,682	$95,396

Note 12 — Income Taxes
A summary of the provision for income taxes from continuing operations is as follows:

	Year Ended October 31,
In thousands	2010	2009	2008

Current:
Federal	$(1,502)	$3,221	$4,403
State	1,140	—	(572)
Foreign	18,090	34,448	39,641

	17,728	37,669	43,472

Deferred:
Federal	(2,872)	24,699	(8,070)
State	(1,087)	8,166	(1,980)
Foreign	9,664	(3,867)	(395)

	5,705	28,998	(10,445)

Provision for income taxes	$23,433	$66,667	$33,027

A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Year Ended October 31,
	2010	2009	2008

Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(10.0)	150.2	(1.2)
Foreign tax rate differential	15.7	505.5	(10.4)
Foreign tax exempt income	(38.2)	(174.3)	(8.9)
Goodwill impairment	—	—	19.5
Stock-based compensation	4.2	(21.1)	1.6
Uncertain tax positions	(3.1)	(116.5)	(5.7)
Valuation allowance	133.1	(2,016.7)	2.2
Other	16.1	(202.4)	1.2

Effective income tax rate	152.8%	(1,840.3)%	33.3%

The components of net deferred income taxes are as follows:

	Year Ended October 31,
In thousands	2010	2009

Deferred income tax assets:
Allowance for doubtful accounts	$9,185	$8,509
Depreciation and amortization	539	869
Unrealized gains and losses	7,567	13,349
Tax loss carryforwards	175,148	177,134
Accruals and other	71,656	66,780

	264,095	266,641

Deferred income tax liabilities:
Intangibles	(26,210)	(27,354)

	(26,210)	(27,354)

Deferred income taxes	237,885	239,287

Valuation allowance	(113,253)	(93,638)

Net deferred income taxes	$124,632	$145,649

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.
Income before provision for income taxes from continuing operations includes $92.6 million, $102.7 million and $138.9 million of income from foreign jurisdictions for the fiscal years ended October 31, 2010, 2009 and 2008, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. As of October 31, 2010, foreign earnings earmarked for permanent reinvestment totaled approximately $247.7 million.
As of October 31, 2010, the Company has federal net operating loss carryforwards of approximately $124 million and state net operating loss carryforwards of approximately $175 million, which will expire on various dates through 2030. In addition, the Company has foreign tax loss carryforwards of approximately $638 million as of October 31, 2010. Approximately $622 million will be carried forward until fully utilized, with the remaining $16 million expiring on various dates through 2030. Approximately $316 million of foreign tax loss carryforwards are unrecognized and are presented net of a liability for uncertain tax positions in the accompanying consolidated balance sheet and deferred income taxes table. As of October 31, 2010, the Company has capital loss carryforwards of approximately $42 million which will expire in 2014.
On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into legislation. The Act allows corporate taxpayers with net operating losses (“NOLs”) for fiscal years ending after 2007 and beginning before 2010 to elect to carry back such NOLs up to five years. This election may be made for only one fiscal year. The Company implemented the elective carryback provision with respect to its fiscal year ended October 31, 2010 and has recorded a benefit in its statement of operations for the fiscal year ended October 31, 2010 of $4.8 million.
Each reporting period, the Company evaluates the realizability of its deferred tax assets. In the fiscal year ended October 31, 2009, the Company concluded that based on all available evidence it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and a full valuation allowance was established against its U.S. federal and state deferred tax assets. The Company continued to maintain a full valuation allowance against its U.S. federal and state deferred tax assets in the year ended October 31, 2010.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest and penalties and related tax carryforwards):

	Year ended October 31,
In thousands	2010	2009
Balance, beginning of year	$42,103	$25,495
Gross increases related to prior year tax positions	9,220	7,134
Gross increases related to current year tax positions	110,847	6,461
Settlements	(10,078)	—
Lapse in statute of limitation	(7,674)	(13)
Foreign exchange and other	505	3,026

Balance, end of year	$144,923	$42,103

During the twelve months ended October 31, 2010, the Company recorded a liability of $108.6 million that, if resolved unfavorably, would result in the reduction of foreign tax attributes rather than a cash obligation. On its accompanying consolidated balance sheet, the Company has presented the liability and the corresponding tax attributes on a net basis.
If the Company’s positions are sustained by the relevant taxing authority, approximately $140.3 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.
The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations, which is included in current tax expense in the summary of income tax provision table shown above. During the fiscal year ended October 31, 2010, the Company recorded a net tax benefit of $0.1 million relating to interest and penalties, and as of October 31, 2010, the Company had recognized a liability for interest and penalties of $13.0 million.
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $125 million to an increase of the liability of $3 million, excluding penalties and interest for its existing tax positions.
The Company is subject to examination in the United States for its fiscal years ending in 2007 and thereafter. The Company has completed a tax audit in Australia for fiscal years ending in 2005, 2006, and 2007 and remains subject to examination for years thereafter. The Company’s significant foreign tax jurisdictions, including France, Australia and Canada, are subject to normal and regular examination for various tax years generally beginning in the 2006 fiscal year. The Company is currently under examination in France and Canada for fiscal years ending through 2008.

Note 13 — Employee Plans
The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and, through fiscal 2007, periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company made no contributions to the 401(k) Plan in the fiscal years ended October 31, 2010, 2009 and 2008. The Company plans to make a discretionary contribution to the 401(k) Plan in fiscal 2011.
Employees of the Company’s French subsidiary, Na Pali SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law. Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and vest with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $2.7 million, $3.2 million and $3.4 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2010, 2009 and 2008, respectively.
Note 14 — Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues primarily from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for less than 3% of its net revenues from continuing operations for the fiscal year ended October 31, 2010 and less than 4% of its net revenues from continuing operations for the fiscal years ended October 31, 2009 and 2008.
The Company sells a full range of its products within each geographical segment. The percentages of revenues attributable to each of the Company’s major product categories are as follows:

	Percentage of Revenues
	2010	2009	2008
Apparel	64%	66%	65%
Footwear	21	20	20
Accessories	15	14	15

	100%	100%	100%

Information related to the Company’s operating segments is as follows:

	Year Ended October 31,
In thousands	2010	2009	2008

Revenues, net:
Americas	$843,078	$929,691	$1,061,370
Europe	728,952	792,627	933,119
Asia/Pacific	260,578	251,596	265,067
Corporate operations	5,012	3,612	5,080

Consolidated	$1,837,620	$1,977,526	$2,264,636

Gross profit (loss):
Americas	$390,249	$349,526	$445,381
Europe	436,088	446,801	532,034
Asia/Pacific	141,197	135,591	140,168
Corporate operations	(286)	(887)	3,003

Consolidated	$967,248	$931,031	$1,120,586

SG&A expense:
Americas	$324,683	$364,727	$371,958
Europe	340,138	341,780	380,374
Asia/Pacific	128,207	112,418	117,219
Corporate operations	39,038	32,821	46,382

Consolidated	$832,066	$851,746	$915,933

Asset impairments:
Americas	$8,686	$10,092	$9,317
Europe	1,785	645	692
Asia/Pacific	1,186	—	55,788
Corporate operations	—	—	—

Consolidated	$11,657	$10,737	$65,797

Operating (loss) income:
Americas	$56,880	$(25,293)	$64,106
Europe	94,165	104,376	150,968
Asia/Pacific	11,804	23,173	(32,839)
Corporate operations	(39,324)	(33,708)	(43,379)

Consolidated	$123,525	$68,548	$138,856

Identifiable assets:
Americas	$535,580	$538,533	$841,318
Europe	800,754	923,494	1,026,268
Asia/Pacific	298,503	296,806	247,480
Corporate operations	61,284	93,775	55,199

Consolidated	$1,696,121	$1,852,608	$2,170,265

Goodwill:
Americas	$75,051	$77,891	$76,124
Europe	181,555	184,802	167,814
Asia/Pacific	75,882	71,065	55,412

Consolidated	$332,488	$333,758	$299,350

France accounted for 27.6%, 26.7% and 30.6% of European net revenues to unaffiliated customers for the years ended October 31, 2010, 2009 and 2008, respectively, while Spain accounted for 19.1%, 19.7% and 20.2%, respectively, and the United Kingdom accounted for 8.4%, 9.2% and 11.4%, respectively. Identifiable assets in the United States totaled $499.2 million as of October 31, 2010.

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of October 31, 2010, the Company was hedging forecasted transactions expected to occur through July 2013. Assuming October 31, 2010 exchange rates remain constant, $1.3 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified to earnings over the next 33 months.
For the year ended October 31, 2010, the effective portions of gains (losses) of foreign exchange derivative instruments in the consolidated statement of operations were as follows:

	Year Ended October 31,
	2010	2009
In thousands	Amount		Location
Gain (loss) recognized in OCI on derivatives	$15,039	$(41,036)	Other comprehensive income
Gain (loss) reclassified from accumulated OCI into income	$5,712	$(14,343)	Cost of goods sold
Gain (loss) reclassified from accumulated OCI into income	$894	$(17)	Foreign currency gain (loss)
Gain (loss) recognized in income on derivatives	$816	$(691)	Foreign currency gain (loss)
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net losses of $23.8 million during the fiscal year ended October 31, 2008.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.
As of October 31, 2010, the Company had the following outstanding forward contracts that were entered into to hedge forecasted purchases and to hedge interest rate fluctuations:

		Notional
In thousands	Hedged Item	Amount	Maturity	Fair Value

United States dollar	Inventory	$415,105	Nov 2010 — Oct 2012	$(1,157)
Swiss francs	Accounts receivable	12,011	Nov 2010 — Oct 2011	(390)
British pounds	Accounts receivable	35,930	Nov 2010 — Oct 2011	1,333
Interest rate caps		168,898	Jul 2013	(1,074)

		$631,944		$(1,288)

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

The following table reflects the fair values of the foreign exchange contract assets and liabilities measured and recognized at fair value on a recurring basis on the consolidated balance sheet as of October 31, 2010:

	Fair Value Measurements Using			Assets (Liabilities)
In thousands	Level 1	Level 2	Level 3	at Fair Value
	October 31, 2010
Derivative assets:
Other receivables	$—	$8,428	$—	$8,428
Other assets	—	—	—	—
Derivative liabilities:
Accrued liabilities	—	(6,964)	—	(6,964)
Other long-term liabilities	—	(2,752)	—	(2,752)

Total fair value	$—	$(1,288)	$—	$(1,288)

	October 31, 2009
Derivative assets:
Other receivables	$—	$936	$—	$936
Other assets	—	7	—	7
Derivative liabilities:
Accrued liabilities	—	(20,611)	—	(20,611)
Other long-term liabilities	—	(3,523)	—	(3,523)

Total fair value	$—	$(23,191)	$—	$(23,191)

Note 16 — Quarterly Financial Data (Unaudited)
A summary of quarterly financial data (unaudited) is as follows:

	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31

Year ended October 31, 2010
Revenues, net	$432,737	$468,289	$441,475	$495,119
Gross profit	222,149	249,287	230,733	265,079
(Loss) income from continuing operations attributable to Quiksilver, Inc.	(5,430)	8,822	8,163	(23,069)
Income from discontinued operations attributable to Quiksilver, Inc.	76	602	143	1,009
Net (loss) income attributable to Quiksilver, Inc.	(5,354)	9,424	8,306	(22,060)
(Loss) income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	(0.04)	0.06	0.05	(0.15)
Income per share from discontinued operations attributable to Quiksilver, Inc, assuming dilution	0.00	0.00	0.00	0.01
Net (loss) income per share attributable to Quiksilver, Inc., assuming dilution	(0.04)	0.06	0.06	(0.14)
Trade accounts receivable	322,959	333,267	340,921	368,428
Inventories	301,216	226,419	270,854	268,037

Year ended October 31, 2009
Revenues, net	$443,278	$494,173	$501,394	$538,681
Gross profit	207,163	233,118	234,364	256,386
(Loss) income from continuing operations attributable to Quiksilver, Inc.	(65,862)	4,945	3,413	(15,711)
(Loss) income from discontinued operations attributable to Quiksilver, Inc.	(128,564)	(2,132)	(2,067)	13,936
Net (loss) income attributable to Quiksilver, Inc.	(194,426)	2,813	1,346	(1,775)
(Loss) income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	(0.52)	0.04	0.03	(0.12)
(Loss) income per share from discontinued operations attributable to Quiksilver, Inc, assuming dilution	(1.01)	(0.02)	(0.02)	0.11
Net (loss) income per share attributable to Quiksilver, Inc., assuming dilution	(1.53)	0.02	0.01	(0.01)
Trade accounts receivable	373,357	410,971	424,191	430,884
Inventories	380,502	307,735	334,233	267,730
Note 17 — Discontinued Operations
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
The operating results of discontinued operations, which include both the Rossignol wintersports and golf equipment businesses, included in the accompanying consolidated statements of operations are as follows:

	Year Ended October 31,
In thousands	2010	2009	2008

Revenues, net	$672	$18,171	$374,149
Income (loss) before income taxes	379	(221,201)	(365,917)
Benefit for income taxes	(1,451)	(102,374)	(74,108)

Income (loss) from discontinued operations	$1,830	$(118,827)	$(291,809)

The losses from discontinued operations for fiscal 2010, 2009 and 2008 include asset impairments of zero, zero and $251.4 million, respectively. The net tax benefit related to the asset impairments and the Company’s classification of Rossignol as discontinued operations is zero, zero, and approximately $40.0 million for fiscal 2010, 2009 and 2008, respectively. Net interest expense included in discontinued operations was $1.0 million, $0.4 million and $14.0 million for fiscal 2010, 2009 and 2008, respectively.
The remaining assets and liabilities of the Company’s discontinued businesses primarily relate to its Rossignol apparel business.
Note 18 — Restructuring Charges
In connection with its cost reduction efforts, the Company formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). The Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the fiscal year ended October 31, 2010, the Company recorded $8.3 million in severance charges in selling, general and administrative expense (“SG&A”), which includes $3.7 million in the Americas segment, $2.6 million in the European segment and $2.0 million in corporate operations. In addition to the severance charges, the Company completed the transition of its Canadian headquarters and DC Shoes headquarters from their previous locations into its existing Americas headquarters in Huntington Beach, California during the fiscal year ended October 31, 2010. As a result, the Company recorded approximately $1.7 million in SG&A related to these lease exits and related expenses. While not included in the following table, the Company also recorded non-cash asset impairment charges of approximately $2.1 million related to the closure of these locations. While the Company believes that the severance charges to be incurred under the Plan are substantially complete, it does anticipate additional facility related charges in the United States.

Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	& Other	Total

Balance, November 1, 2008	$—	$—	$—
Charged to expense	19,769	4,590	24,359
Cash payments	(9,768)	(639)	(10,407)
Adjustments to accrual	(178)	—	(178)
Foreign currency translation	135	—	135

Balance, October 31, 2009	9,958	3,951	13,909

Charged to expense	8,339	1,676	10,015
Cash payments	(13,020)	(2,226)	(15,246)
Adjustments to accrual	(425)	—	(425)
Foreign currency translation	66	—	66

Balance, October 31, 2010	$4,918	$3,401	$8,319

Note 19 — Condensed Consolidating Financial Information
In December 2005, the Company completed an exchange offer to exchange its Senior Notes for publicly registered notes with identical terms. Obligations under the Company’s Senior Notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries.
The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2010 and 2009 and for the years ended October 31, 2010, 2009 and 2008. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$376	$683,767	$1,195,536	$(42,059)	$1,837,620
Cost of goods sold	—	373,740	511,777	(15,145)	870,372

Gross profit	376	310,027	683,759	(26,914)	967,248

Selling, general and administrative expense	36,867	283,347	537,153	(25,301)	832,066
Asset impairments	—	7,585	4,072	—	11,657

Operating (loss) income	(36,491)	19,095	142,534	(1,613)	123,525

Interest expense, net	28,721	55,070	30,318	—	114,109
Foreign currency gain	(285)	(124)	(5,508)	—	(5,917)
Equity in earnings and other (income) expense	(50,399)	92	(92)	50,399	—

(Loss) income before (benefit) provision for income taxes	(14,528)	(35,943)	117,816	(52,012)	15,333

(Benefit) provision for income taxes	(4,844)	522	27,755	—	23,433

(Loss) income from continuing operations	(9,684)	(36,465)	90,061	(52,012)	(8,100)
Income from discontinued operations	—	1,485	345	—	1,830

Net (loss) income	(9,684)	(34,980)	90,406	(52,012)	(6,270)
Less: net income attributable to non-controlling interest	—	(3,414)	—	—	(3,414)

Net (loss) income attributable to Quiksilver, Inc.	$(9,684)	$(38,394)	$90,406	$(52,012)	$(9,684)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$301	$796,924	$1,218,860	$(38,559)	$1,977,526
Cost of goods sold	—	502,643	556,666	(12,814)	1,046,495

Gross profit	301	294,281	662,194	(25,745)	931,031

Selling, general and administrative expense	3,733	348,228	526,170	(26,385)	851,746
Asset impairments	—	10,092	645	—	10,737

Operating (loss) income	(3,432)	(64,039)	135,379	640	68,548

Interest expense, net	39,097	8,700	16,127	—	63,924
Foreign currency loss	61	47	8,525	—	8,633
Equity in earnings and other (income) expense	147,848	(398)	11	(147,848)	(387)

(Loss) income before (benefit) provision for income taxes	(190,438)	(72,388)	110,716	148,488	(3,622)

(Benefit) provision for income taxes	(2,823)	42,937	26,553	—	66,667

(Loss) income from continuing operations	(187,615)	(115,325)	84,163	148,488	(70,289)
(Loss) income from discontinued operations	(4,427)	13,303	(128,367)	664	(118,827)

Net loss	(192,042)	(102,022)	(44,204)	149,152	(189,116)
Less: net income attributable to non-controlling interest	—	(2,757)	(169)	—	(2,926)

Net loss attributable to Quiksilver, Inc.	$(192,042)	$(104,779)	$(44,373)	$149,152	$(192,042)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$116	$927,971	$1,382,879	$(46,330)	$2,264,636
Cost of goods sold	—	521,833	636,627	(14,410)	1,144,050

Gross profit	116	406,138	746,252	(31,920)	1,120,586

Selling, general and administrative expense	59,739	345,451	553,608	(42,865)	915,933
Asset impairments	—	9,317	56,480	—	65,797

Operating (loss) income	(59,623)	51,370	136,164	10,945	138,856

Interest expense (income), net	47,512	377	(2,562)	—	45,327
Foreign currency (gain) loss	(1,505)	(5,674)	1,418	—	(5,761)
Equity in earnings and other (income) expense	134,831	(333)	362	(134,831)	29

(Loss) income before (benefit) provision for income taxes	(240,461)	57,000	136,946	145,776	99,261

(Benefit) provision for income taxes	(14,986)	2,488	45,525	—	33,027

(Loss) income from continuing operations	(225,475)	54,512	91,421	145,776	66,234
Loss from discontinued operations	(790)	(22,723)	(255,976)	(12,320)	(291,809)

Net (loss) income	(226,265)	31,789	(164,555)	133,456	(225,575)
Less: net income attributable to non-controlling interest	—	(683)	(7)	—	(690)

Net (loss) income attributable to Quiksilver, Inc.	$(226,265)	$31,106	$(164,562)	$133,456	$(226,265)

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$164	$39,172	$81,257	$—	$120,593
Trade accounts receivable, net	—	130,445	237,983	—	368,428
Other receivables	239	3,930	38,343	—	42,512
Inventories	—	91,622	177,621	(1,206)	268,037
Deferred income taxes	—	(3,318)	42,371	—	39,053
Prepaid expenses and other current assets	2,738	6,493	15,975	—	25,206
Current assets held for sale	—	—	12	—	12

Total current assets	3,141	268,344	593,562	(1,206)	863,841

Fixed assets, net	6,780	55,778	157,792	—	220,350
Intangible assets, net	2,979	49,461	88,127	—	140,567
Goodwill	—	114,863	217,625	—	332,488
Other assets	6,079	2,171	45,046	—	53,296
Deferred income taxes long-term	—	(10,388)	95,967	—	85,579
Investment in subsidiaries	1,025,085	—	—	(1,025,085)	—

Total assets	$1,044,064	$480,229	$1,198,119	$(1,026,291)	$1,696,121

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$22,586	$—	$22,586
Accounts payable	1,268	70,575	107,559	—	179,402
Accrued liabilities	7,717	29,558	77,734	—	115,009
Current portion of long-term debt	—	1,500	3,682	—	5,182
Income taxes payable	—	(5,880)	9,364	—	3,484
Intercompany balances	24,711	(18,474)	(6,237)	—	—
Current liabilities related to assets held for sale	—	—	739	—	739

Total current liabilities	33,696	77,279	215,427	—	326,402

Long-term debt, net of current portion	400,000	18,500	282,505	—	701,005
Other long-term liabilities	—	41,753	7,366	—	49,119

Total liabilities	433,696	137,532	505,298	—	1,076,526

Stockholders’/invested equity	610,368	333,785	692,506	(1,026,291)	610,368
Non-controlling interest	—	8,912	315	—	9,227

Total liabilities and equity	$1,044,064	$480,229	$1,198,119	$(1,026,291)	$1,696,121

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$321	$1,135	$98,060	$—	$99,516
Restricted cash	—	—	52,706	—	52,706
Trade accounts receivable, net	—	150,540	280,344	—	430,884
Other receivables	854	4,869	19,892	—	25,615
Inventories	—	86,501	182,006	(777)	267,730
Deferred income taxes	—	8,658	67,980	—	76,638
Prepaid expenses and other current assets	12,981	11,039	13,313	—	37,333
Current assets held for sale	—	—	1,777	—	1,777

Total current assets	14,156	262,742	716,078	(777)	992,199

Fixed assets, net	4,323	71,265	163,745	—	239,333
Intangible assets, net	2,886	50,426	89,642	—	142,954
Goodwill	—	118,111	215,647	—	333,758
Investment in subsidiaries	952,358	—	—	(952,358)	—
Other assets	7,522	18,947	48,884	—	75,353
Deferred income taxes long-term	—	(28,017)	97,028	—	69,011

Total assets	$981,245	$493,474	$1,331,024	$(953,135)	$1,852,608

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$32,592	$—	$32,592
Accounts payable	1,594	60,003	100,776	—	162,373
Accrued liabilities	7,357	27,084	81,833	—	116,274
Current portion of long-term debt	—	1,140	94,091	—	95,231
Income taxes payable	—	9,174	14,400	—	23,574
Intercompany balances	115,699	(129,624)	13,925	—	—
Current liabilities related to assets held for sale	—	15	443	—	458

Total current liabilities	124,650	(32,208)	338,060	—	430,502

Long-term debt, net of current portion	400,000	110,829	400,601	—	911,430
Other long-term liabilities	—	36,984	9,659	—	46,643

Total liabilities	524,650	115,605	748,320	—	1,388,575

Stockholders’/invested equity	456,595	370,922	582,213	(953,135)	456,595
Non-controlling interest	—	6,947	491	—	7,438

Total liabilities and equity	$981,245	$493,474	$1,331,024	$(953,135)	$1,852,608

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(9,684)	$(34,980)	$90,406	$(52,012)	$(6,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	(1,485)	(345)	—	(1,830)
Depreciation and amortization	1,519	21,494	30,848	—	53,861
Stock-based compensation and tax benefit on option exercises	12,831	—	—	—	12,831
Provision for doubtful accounts	—	4,360	10,947	—	15,307
Equity in earnings	(50,399)	92	(616)	50,399	(524)
Asset impairments	—	8,403	3,254	—	11,657
Non-cash interest expense	1,292	42,740	12,663	—	56,695
Deferred taxes	—	(5,652)	13,681	—	8,029
Other adjustments to reconcile net loss	(195)	(1,455)	(1,892)	—	(3,542)
Changes in operating assets and liabilities:
Trade accounts receivable	—	15,735	24,111	—	39,846
Inventories	—	(5,075)	7,967	1,613	4,505
Other operating assets and liabilities	16,733	7,960	(15,561)	—	9,132

Cash (used in) provided by operating activities of continuing operations	(27,903)	52,137	175,463	—	199,697
Cash provided by operating activities of discontinued operations	—	1,507	2,278	—	3,785

Net cash (used in) provided by operating activities	(27,903)	53,644	177,741	—	203,482

Cash flows from investing activities:
Capital expenditures	(4,160)	(6,211)	(32,764)	—	(43,135)
Changes in restricted cash	—	—	52,706	—	52,706

Cash (used in) provided by investing activities of continuing operations	(4,160)	(6,211)	19,942	—	9,571
Cash provided by investing activities of discontinued operations	—	—	—	—	—

Net cash (used in) provided by investing activities	(4,160)	(6,211)	19,942	—	9,571

Cash flows from financing activities:
Borrowings on lines of credit	—	—	16,581	—	16,581
Payments on lines of credit	—	—	(27,021)	—	(27,021)
Borrowings on long-term debt	—	42,735	16,618	—	59,353
Payments on long-term debt	—	(51,489)	(169,077)	—	(220,566)
Payments of debt and equity issuance costs	(7,750)	—	(1,823)	—	(9,573)
Proceeds from stock option exercises	3,639	—	—	—	3,639
Transactions with non-controlling interests owners	—	(1,542)	(3,632)	—	(5,174)
Intercompany	36,017	900	(36,917)	—	—

Cash provided by (used in) financing activities of continuing operations	31,906	(9,396)	(205,271)	—	(182,761)
Cash provided by financing activities of discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	31,906	(9,396)	(205,271)	—	(182,761)
Effect of exchange rate changes on cash	—	—	(9,215)	—	(9,215)

Net (decrease) increase in cash and cash equivalents	(157)	38,037	(16,803)	—	21,077
Cash and cash equivalents, beginning of period	321	1,135	98,060	—	99,516

Cash and cash equivalents, end of period	$164	$39,172	$81,257	—	$120,593

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2009

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(192,042)	$(102,022)	$(44,204)	$149,152	$(189,116)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	4,427	(13,303)	128,367	(664)	118,827
Depreciation and amortization	1,525	24,174	29,305	—	55,004
Stock-based compensation and tax benefit on option exercises	8,415	—	—	—	8,415
Provision for doubtful accounts	—	10,059	6,176	—	16,235
Equity in earnings	147,848	—	(2)	(147,848)	(2)
Asset impairments	—	9,570	1,167	—	10,737
Deferred taxes	—	47,482	(4,248)	—	43,234
Other adjustments to reconcile net loss	334	2,660	4,538	—	7,532
Changes in operating assets and liabilities:
Trade accounts receivable	—	53,272	7,511	—	60,783
Inventories	—	48,293	31,050	(1,304)	78,039
Other operating assets and liabilities	(8,929)	(4,245)	(4,161)	—	(17,335)

Cash (used in) provided by operating activities of continuing operations	(38,422)	75,940	155,499	(664)	192,353
Cash (used in) provided by operating activities of discontinued operations	(19,423)	36,806	(4,232)	664	13,815

Net cash (used in) provided by operating activities	(57,845)	112,746	151,267	—	206,168

Cash flows from investing activities:
Capital expenditures	(3,793)	(7,214)	(43,557)	—	(54,564)

Cash used in investing activities of continuing operations	(3,793)	(7,214)	(43,557)	—	(54,564)
Cash provided by investing activities of discontinued operations	—	—	21,848	—	21,848

Net cash used in investing activities	(3,793)	(7,214)	(21,709)	—	(32,716)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	10,346	—	10,346
Payments on lines of credit	—	—	(237,025)	—	(237,025)
Borrowings on long-term debt	—	547,093	348,175	—	895,268
Payments on long-term debt	—	(561,113)	(165,739)	—	(726,852)
Payments of debt issuance costs	—	(27,494)	(19,984)	—	(47,478)
Proceeds from stock option exercises	862	—	—	—	862
Intercompany	61,079	(65,549)	4,470	—	—

Cash provided by (used in) financing activities of continuing operations	61,941	(107,063)	(59,757)	—	(104,879)
Cash used in financing activities of discontinued operations	—	—	(11,136)	—	(11,136)

Net cash provided by (used in) financing activities	61,941	(107,063)	(70,893)	—	(116,015)
Effect of exchange rate changes on cash	—	—	(10,963)	—	(10,963)

Net increase (decrease) in cash and cash equivalents	303	(1,531)	47,702	—	46,474
Cash and cash equivalents, beginning of period	18	2,666	50,358	—	53,042

Cash and cash equivalents, end of period	$321	$1,135	$98,060	—	$99,516

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2008

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(226,265)	$31,789	$(164,555)	$133,456	$(225,575)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	790	22,723	255,976	12,320	291,809
Depreciation and amortization	2,074	25,785	29,372	—	57,231
Stock-based compensation and tax benefit on option exercises	9,588	—	—	—	9,588
Provision for doubtful accounts	330	7,213	8,405	—	15,948
Equity in earnings	134,831	137	984	(134,831)	1,121
Asset impairments	—	9,317	56,480	—	65,797
Other adjustments to reconcile net (loss) income	(1,478)	3,422	(14,657)	—	(12,713)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(21,640)	5,461	—	(16,179)
Inventories	—	(5,215)	(28,946)	1,375	(32,786)
Other operating assets and liabilities	(3,395)	19,531	9,087	—	25,223

Cash (used in) provided by operating activities of continuing operations	(83,525)	93,062	157,607	12,320	179,464
Cash provided by (used in) operating activities of discontinued operations	12,203	(27,429)	(79,756)	(12,320)	(107,302)

Net cash (used in) provided by operating activities	(71,322)	65,633	77,851	—	72,162

Cash flows from investing activities:
Capital expenditures	284	(38,525)	(52,707)	—	(90,948)
Business acquisitions, net of cash acquired	—	(24,174)	(6,953)	—	(31,127)
Changes in restricted cash	—	—	(46,475)	—	(46,475)

Cash provided by (used in) investing activities of continuing operations	284	(62,699)	(106,135)	—	(168,550)
Cash provided by investing activities of discontinued operations	—	94,631	9,180	—	103,811

Net cash provided by (used in) investing activities	284	31,932	(96,955)	—	(64,739)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	185,777	—	185,777
Payments on lines of credit	—	—	(47,161)	—	(47,161)
Borrowings on long-term debt	—	173,216	67,173	—	240,389
Payments on long-term debt	—	(159,201)	(39,592)	—	(198,793)
Proceeds from stock option exercises	11,602	—	—	—	11,602
Intercompany	59,442	(87,168)	27,726	—	—

Cash provided by (used in) financing activities of continuing operations	71,044	(73,153)	193,923	—	191,814
Cash used in financing activities of discontinued operations	—	(35,000)	(189,794)	—	(224,794)

Net cash provided by (used in) financing activities	71,044	(108,153)	4,129	—	(32,980)
Effect of exchange rate changes on cash	—	—	4,251	—	4,251

Net increase (decrease) in cash and cash equivalents	6	(10,588)	(10,724)	—	(21,306)
Cash and cash equivalents, beginning of period	12	13,254	61,082	—	74,348

Cash and cash equivalents, end of period	$18	$2,666	$50,358	—	$53,042

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 11, 2011
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/ Robert B. McKnight, Jr. Robert B. McKnight, Jr.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	January 11, 2011

/s/ Joseph Scirocco Joseph Scirocco	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	January 11, 2011

/s/ Brad L. Holman Brad L. Holman	Senior Vice President and Corporate Controller (Principal Accounting Officer)	January 11, 2011

/s/ Charles S. Exon Charles S. Exon	Chief Administrative Officer, General Counsel and Director	January 11, 2011

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	January 11, 2011

Signatures	Title	Date Signed

/s/ William M. Barnum, Jr.	Director	January 11, 2011
William M. Barnum, Jr.

/s/ James G. Ellis	Director	January 11, 2011
James G. Ellis

/s/ M. Steven Langman	Director	January 11, 2011
M. Steven Langman

/s/ Robert L. Mettler	Director	January 11, 2011
Robert L. Mettler

/s/ Paul C. Speaker	Director	January 11, 2011
Paul C. Speaker

/s/ Andrew W. Sweet	Director	January 11, 2011
Andrew W. Sweet

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporate by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 12, 2010).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

Exhibit
Number	DESCRIPTION

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

10.1	English translation of Subscription Agreement for the 3.231% EUR 50,000,000 notes due July 2010 dated July 11, 2005 among Skis Rossignol S.A. and certain subsidiaries and Societe Generale Bank & Trust (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.2	English translation of Supplementary Agreement No. 1 dated July 31, 2008 among Quiksilver, Inc., Skis Rossignol Finance Luxembourg S.A., Skis Rossignol S.A. and Societe Generale Bank & Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 5, 2008).

10.3	English translation of Supplementary Agreement No. 2 dated September 25, 2009 among Quiksilver, Inc., Skis Rossignol Finance Luxembourg S.A., Skis Rossignol S.A. and Societe Generale Bank & Trust (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.4	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 8, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.5	First Amendment to Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 24, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 25, 2009).

10.6	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc. and Rhône Capital III L.P. dated June 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.7	Credit Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.8	Credit Agreement by and among Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.9	Warrant and Registration Rights Agreement by and among Quiksilver, Inc., Rhône Capital III L.P. and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the initial warrant holders, dated July 31, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

Exhibit
Number	DESCRIPTION

10.10	Credit Agreement by and among Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated July 31, 2009 (the “US Credit Agreement”) (incorporated by reference to Exhibit 10.5 of the Company’s Amended Quarterly Report on Form 10-Q/A filed on September 15, 2010). Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated by asterisks (“*****”), and the omitted text has been filed separately with the Securities and Exchange Commission.

10.11	First Amendment to US Credit Agreement dated August 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 2, 2010).

10.12	Second Amendment to US Credit Agreement dated November 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 29, 2010).

10.13	English Translation of Facilities Agreement by and among Pilot S.A.S. and Na Pali S.A.S. as borrowers, Quiksilver, Inc., as guarantor, BNP Paribas, Crédit Lyonnais and Société Générale Corporate & Investment Banking as mandated lead arrangers, BNP Paribas as agent, Société Générale as security agent, Caisse Régionale de Crédit Agricole Mutuel Pyrénées Gascogne as issuing bank, and BNP Paribas, Crédit Lyonnais, Société Générale, Natixis, Caisse Régionale de Crédit Agricole Mutuel Pyrénées-Gascogne, Banque Populaire du Sud Ouest, CIC — Société Bordelaise, and HSBC France as original lenders dated July 31, 2009 (“French Facility”) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.14	First Amendment to the French Facility dated September 25, 2009 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.15	Global Amendment Agreement to the French Facility dated September 29, 2009 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.16	Term Loan Agreement dated September 29, 2009 among QS Finance Luxembourg S.A., Quiksilver, Inc., Biarritz Holdings S.à r.l. and Société Générale (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.17	Form of Indemnity Agreement between Quiksilver, Inc. and individual directors and officers of Quiksilver, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.18	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option and Restricted Stock Agreements (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010). (1)

10.19	Restricted Stock Agreement by and between Quiksilver, Inc. and Douglas Ammerman dated June 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007). (1)

10.20	Quiksilver, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009). (1)

10.21	Quiksilver, Inc. Written Description of Nonemployee Director Compensation (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010). (1)

Exhibit
Number	DESCRIPTION

10.22	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004). (1)

10.23	Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 28, 2006). (1)

10.24	Standard Form of Restricted Stock Issuance Agreement under the Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2006). (1)

10.25	Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 27, 2005). (1)

10.26	Amendment to Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.27	Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Robert B. McKnight, Jr. dated June 23, 2009 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.28	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated May 25, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 27, 2005). (1)

10.29	Amendment to Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated December 21, 2006 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.30	Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Charles S. Exon dated June 23, 2009 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.31	Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated April 12, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 17, 2007). (1)

10.32	Amendment to Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated June 13, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008). (1)

10.33	Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Joseph Scirocco dated June 23, 2009 (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.34	Form of Employment Agreement between Pierre Agnes and Quiksilver, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008). (1)

10.35	Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Pierre Agnes dated June 23, 2009 (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.36	Employment Agreement between Craig Stevenson and Quiksilver, Inc. dated January 19, 2009, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009). (1)

Exhibit
Number	DESCRIPTION

10.37	Amendment to Employment Agreement between Craig Stevenson and Quiksilver, Inc. dated December 16, 2009 (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K filed on January 12, 2010). (1)

10.38	Stock Option Cancellation Agreement by and between Quiksilver, Inc. and Craig Stevenson dated June 23, 2009 (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.39	Amendments to executive officer base salaries effective as of November 1, 2009 (incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K filed on January 12, 2010). (1)

10.40	Amendments to executive officer base salary effective as of November 1, 2010. (1)

10.41	AR Financing Facility Contract dated August 22, 2008 between Na Pali S.A.S. and GE Factofrance SNC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

10.42	Indemnity Agreement by and between Quiksilver, Inc. and Andrew Sweet dated July 31, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.43	Indemnity Agreement by and between Quiksilver, Inc. and M. Steven Langman dated July 31, 2009 (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.44	Amendment to Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.45	Amendment to Euro Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto Amendments to executive officer base salaries effective as of November 1, 2009 (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.46	Exchange Letter Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., Mountain & Wave S.a.r.l., Rhône Group L.L.C., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated June 14, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 15, 2010).

10.47	Exchange Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., Mountain & Wave S.a.r.l., Rhône Group L.L.C., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated June 24, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 25, 2010).

10.48	Stockholders Agreement by and among Quiksilver, Inc., Rhône Capital III, L.P., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2010).

10.49	Term Loan Agreement by and Among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America N.A.., as an administrative and collateral agent, and the lender parties thereto dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 27, 2010).

Exhibit
Number	DESCRIPTION

10.50	First Amendment to Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America N.A.., as an administrative and collateral agent, and the lender parties thereto dated November 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 29, 2010).

21.1	Subsidiaries of Quiksilver, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Management contract or compensatory plan.