Form 10-Q
period 2011-01-31
QUIKSILVER INC
filed 2011-03-11
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
March 4, 2011 was 164,662,794

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,
In thousands, except per share amounts	2011	2010
Revenues, net	$426,450	$432,737
Cost of goods sold	202,980	210,588

Gross profit	223,470	222,149

Selling, general and administrative expense	210,436	203,160

Operating income	13,034	18,989

Interest expense	28,968	21,873
Foreign currency gain	(2,109)	(1,979)
Other expense	—	5

Loss before provision for income taxes	(13,825)	(910)

Provision for income taxes	1,251	3,674

Loss from continuing operations	(15,076)	(4,584)
Income from discontinued operations	—	76

Net loss	(15,076)	(4,508)
Less: net income attributable to non-controlling interest	(1,192)	(846)

Net loss attributable to Quiksilver, Inc.	$(16,268)	$(5,354)

Loss per share from continuing operations attributable to Quiksilver, Inc.	$(0.10)	$(0.04)

Income per share from discontinued operations attributable to Quiksilver, Inc.	$—	$0.00

Net loss per share attributable to Quiksilver, Inc.	$(0.10)	$(0.04)

Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.10)	$(0.04)

Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$—	$0.00

Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.10)	$(0.04)

Weighted average common shares outstanding	161,614	127,648

Weighted average common shares outstanding, assuming dilution	161,614	127,648

Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(16,268)	$(5,430)
Income from discontinued operations	—	76

Net loss	$(16,268)	$(5,354)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended January 31,
In thousands	2011	2010
Net loss	$(15,076)	$(4,508)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,240)	(23,327)
Net unrealized (loss) gain on derivative instruments, net of tax of $395 (2011) and $8,024 (2010)	(1,695)	17,355

Comprehensive loss	(23,011)	(10,480)
Comprehensive loss attributable to non-controlling interest	(1,192)	(846)

Comprehensive loss attributable to Quiksilver, Inc.	$(24,203)	$(11,326)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
In thousands, except per share amounts	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$177,192	$120,593
Trade accounts receivable, less allowances of $44,558 (2011) and $48,043 (2010)	287,458	368,428
Other receivables	35,404	42,512
Inventories	309,561	268,037
Deferred income taxes short-term	40,110	39,053
Prepaid expenses and other current assets	27,550	25,206
Current assets held for sale	—	12

Total current assets	877,275	863,841

Fixed assets, less accumulated depreciation and amortization of $262,000 (2011) and $253,931 (2010)	217,929	220,350
Intangible assets, net	139,958	140,567
Goodwill	330,266	332,488
Other assets	50,479	53,296
Deferred income taxes long-term	81,510	85,579

Total assets	$1,697,417	$1,696,121

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$15,540	$22,586
Accounts payable	211,148	179,402
Accrued liabilities	109,172	115,009
Current portion of long-term debt	5,594	5,182
Income taxes payable	719	3,484
Liabilities related to assets held for sale	—	739

Total current liabilities	342,173	326,402

Long-term debt, net of current portion	697,043	701,005
Other long-term liabilities	56,524	49,119

Total liabilities	1,095,740	1,076,526

Equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 285,000,000; issued shares — 167,547,994 (2011) and 166,867,127 (2010)	1,675	1,669
Additional paid-in capital	518,347	513,102
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(27,575)	(11,307)
Accumulated other comprehensive income	105,747	113,682

Total Quiksilver, Inc. stockholders’ equity	591,416	610,368
Non-controlling interest	10,261	9,227

Total equity	601,677	619,595

Total liabilities and equity	$1,697,417	$1,696,121

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended January 31,
In thousands	2011	2010
Cash flows from operating activities:
Net loss	$(15,076)	$(4,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations	—	(76)
Depreciation and amortization	14,000	13,570
Stock-based compensation and tax benefit on option exercises	2,410	2,132
Provision for doubtful accounts	1,458	3,238
Loss on disposal of fixed assets	146	65
Foreign currency loss (gain)	127	(1,372)
Non-cash interest expense	16,160	6,519
Equity in earnings	(394)	—
Deferred income taxes	(244)	3,893
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	76,193	92,808
Other receivables	4,710	(15)
Inventories	(42,203)	(44,822)
Prepaid expenses and other current assets	(5,851)	(6,620)
Other assets	(2,343)	(57)
Accounts payable	34,520	48,475
Accrued liabilities and other long-term liabilities	(6,978)	(10,901)
Income taxes payable	(2,216)	(7,278)

Cash provided by operating activities of continuing operations	74,419	95,051
Cash provided by operating activities of discontinued operations	—	1,625

Net cash provided by operating activities	74,419	96,676
Cash flows from investing activities:
Capital expenditures	(18,279)	(10,699)

Cash used in investing activities of continuing operations	(18,279)	(10,699)
Cash used in investing activities of discontinued operations	—	—

Net cash used in investing activities	(18,279)	(10,699)
Cash flows from financing activities:
Borrowings on lines of credit	9,929	—
Payments on lines of credit	(16,976)	(7,999)
Borrowings on long-term debt	270,137	27,109
Payments on long-term debt	(257,138)	(56,367)
Payments of debt issuance costs	(6,155)	(1,823)
Stock option exercises, employee stock purchases and tax benefit on option exercises	2,842	464

Cash provided by (used in) financing activities of continuing operations	2,639	(38,616)
Cash used in financing activities of discontinued operations	—	—

Net cash provided by (used in) financing activities	2,639	(38,616)
Effect of exchange rate changes on cash	(2,180)	2,684

Net increase in cash and cash equivalents	56,599	50,045
Cash and cash equivalents, beginning of period	120,593	99,516

Cash and cash equivalents, end of period	$177,192	$149,561

Supplementary cash flow information:
Cash paid during the period for:
Interest	$2,587	$8,547

Income taxes	$2,163	$6,603

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
Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended January 31, 2011 and 2010. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2010 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.
In November 2008, the Company sold its Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange, and in December 2007, the Company sold its golf equipment business. As a result, the Company has classified its Rossignol wintersports and golf equipment businesses as discontinued operations for all periods presented.
During December 2010, the Company issued €200 million in unsecured senior notes, which were used to repay its existing European term loans. This transaction extended virtually all of the Company’s short-term maturities to a long- term basis. The Company believes that its remaining short-term uncommitted lines of credit in Asia/Pacific will continue to be made available. If these lines of credit become unavailable, the Company plans to extinguish any related debt using cash on hand or other existing credit facilities.
2.	New Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance. The adoption of this standard did not have a material impact on the results of operations or the financial position of the Company.
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below sets forth the reconciliation of the denominator of each net loss per share calculation:

	Three months ended
	January 31,
In thousands	2011	2010
Shares used in computing basic net loss per share	161,614	127,648
Dilutive effect of stock options and restricted stock(1)	—	—
Dilutive effect of stock warrants(1)	—	—

Shares used in computing diluted net loss per share	161,614	127,648

(1)	For the three months ended January 31, 2011 and 2010, the shares used in computing diluted net loss per share do not include 5,424,000 and 1,058,000, respectively, of dilutive stock options and shares of restricted stock, nor 15,495,000 and 1,811,000, respectively, of dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the three months ended January 31, 2011 and 2010, additional stock options outstanding of 10,803,000 and 17,085,000, respectively, and additional warrant shares outstanding of 10,159,000 and 23,843,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718 “Stock Compensation.” The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the three months ended January 31, 2011 and 2010, options were valued assuming a risk-free interest rate of 2.0% and 2.7%, respectively, volatility of 82.4% and 73.5%, respectively, zero dividend yield, and an expected life of 5.3 and 6.4 years, respectively. The weighted average fair value of options granted was $3.51 and $1.59 for the three months ended January 31, 2011 and 2010, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of January 31, 2011, the Company had approximately $8.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years. Stock-based compensation expense is included as selling, general and administrative expense for the period.
Changes in shares under option for the three months ended January 31, 2011 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value
Outstanding, October 31, 2010	12,731,430	$4.48
Granted	1,681,000	5.20
Exercised	(529,500)	4.37		$403
Canceled	(301,008)	10.46

Outstanding, January 31, 2011	13,581,922	$4.44	6.6	$14,852

Options exercisable, January 31, 2011	4,870,344	$6.15	4.1	$3,638

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in non-vested shares under option for the three months ended January 31, 2011 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2010	7,838,750	$1.06
Granted	1,681,000	3.51
Vested	(799,004)	1.74
Canceled	(9,168)	0.70

Non-vested, January 31, 2011	8,711,578	$1.47

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests from three to five years. In March 2010, the Company’s shareholders approved a grant of 3 million shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, 1,200,000 shares have already vested, with the remaining 1,800,000 shares to vest in three equal, annual installments beginning in April 2011.
Changes in restricted stock for the three months ended January 31, 2011 are as follows:

Shares
Outstanding, October 31, 2010	2,842,004
Granted	—
Vested	(197,000)
Forfeited	—

Outstanding, January 31, 2011	2,645,004

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and will adjust the amortization period as appropriate. As of January 31, 2011, there had been no acceleration of any amortization periods. As of January 31, 2011, the Company had approximately $3.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.2 years.
4.	Inventories
Inventories consist of the following:

	January 31,	October 31,
In thousands	2011	2010
Raw materials	$7,091	$6,894
Work in-process	1,428	3,914
Finished goods	301,042	257,229

	$309,561	$268,037

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	January 31, 2011			October 31, 2010
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$19,704	$(8,643)	$11,061	$19,752	$(8,308)	$11,444
Amortizable licenses	13,353	(10,904)	2,449	13,219	(10,465)	2,754
Other amortizable intangibles	8,395	(5,455)	2,940	8,386	(5,318)	3,068
Non-amortizable trademarks	123,508	—	123,508	123,301	—	123,301

	$164,960	$(25,002)	$139,958	$164,658	$(24,091)	$140,567

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the three months ended January 31, 2011 and 2010 was $0.7 million and $0.6 million, respectively. Annual amortization expense is estimated to be approximately $2.9 million in the fiscal years ending October 31, 2011 through 2012, and approximately $2.0 million in the fiscal years ending October 31, 2013 through 2015.
Goodwill related to the Company’s operating segments is as follows:

	January 31,	October 31,
In thousands	2011	2010
Americas	$75,202	$75,051
Europe	178,509	181,555
Asia/Pacific	76,555	75,882

	$330,266	$332,488

Goodwill decreased approximately $2.2 million during the three months ended January 31, 2011, primarily as a result of the effect of changes in foreign currency exchange rates.
6.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	January 31,	October 31,
In thousands	2011	2010
Foreign currency translation adjustment	$108,695	$114,935
Loss on cash flow hedges	(2,948)	(1,253)

	$105,747	$113,682

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues primarily from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 3% of the Company’s net revenues from continuing operations for the three months ended January 31, 2011 and 2010.
Information related to the Company’s operating segments is as follows:

	Three months ended January 31,
In thousands	2011	2010
Revenues, net:
Americas	$193,790	$186,961
Europe	165,199	177,877
Asia/Pacific	67,001	67,052
Corporate operations	460	847

	$426,450	$432,737

Gross profit:
Americas	$89,466	$81,015
Europe	97,300	104,253
Asia/Pacific	36,633	37,043
Corporate operations	71	(162)

	$223,470	$222,149

SG&A expense:
Americas	$82,994	$76,361
Europe	80,417	85,804
Asia/Pacific	34,830	31,377
Corporate operations	12,195	9,618

	$210,436	$203,160

Operating income (loss):
Americas	$6,472	$4,654
Europe	16,883	18,449
Asia/Pacific	1,803	5,666
Corporate operations	(12,124)	(9,780)

	$13,034	$18,989

	January 31,	October 31,
	2011	2010
Identifiable assets:
Americas	$518,956	$535,580
Europe	821,598	800,754
Asia/Pacific	279,332	298,503
Corporate operations	77,531	61,284

	$1,697,417	$1,696,121

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Derivative Financial Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses various foreign currency exchange contracts and intercompany loans.
The Company accounts for all of its cash flow hedges under ASC 815, “Derivatives and Hedging,” which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with ASC 815, the Company designates forward contracts as cash flow hedges of forecasted purchases of commodities.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of January 31, 2011, the Company was hedging forecasted transactions expected to occur through October 2012. Assuming January 31, 2011 exchange rates remain constant, $2.9 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 21 months.
For the three months ended January 31, 2011 and 2010, the effective portions of gains and losses on derivative instruments in the condensed consolidated statements of operations were as follows:

	Three months ended January 31,
	2011	2010
In thousands	Amount		Location
Gain recognized in OCI on derivatives	$1,149	$17,974	Other comprehensive income
Gain reclassified from accumulated OCI into income	$748	$5,498	Cost of goods sold
Loss reclassified from accumulated OCI into income	$(1,033)	$—	Interest expense
Gain reclassified from accumulated OCI into income	$180	$53	Foreign currency gain
Gain recognized in income on derivatives	$—	$816	Foreign currency gain
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of January 31, 2011, the Company had the following outstanding derivative contracts to hedge forecasted purchases and future cash receipts:

		Notional
In thousands	Commodity	Amount	Maturity	Fair Value
United States dollars	Inventory	$441,748	Feb 2011 — Oct 2012	$(268)
Swiss francs	Accounts receivable	20,168	Feb 2011 — Oct 2012	(709)
British pounds	Accounts receivable	25,367	Feb 2011 — Oct 2011	793

		$487,283		$(184)

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets:

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value
In thousands	January 31, 2011
Derivative assets:
Other receivables	$—	$6,810	$—	$6,810
Other assets	—	156	—	156
Derivative liabilities:
Accrued liabilities	—	(6,429)	—	(6,429)
Other long-term liabilities	—	(721)	—	(721)

Total fair value	$—	$(184)	$—	$(184)

	October 31, 2010
Derivative assets:
Other receivables	$—	$8,428	$—	$8,428
Other assets	—	—	—	—
Derivative liabilities:
Accrued liabilities	—	(6,964)	—	(6,964)
Other long-term liabilities	—	(2,752)	—	(2,752)

Total fair value	$—	$(1,288)	$—	$(1,288)

9.	Litigation, Indemnities and Guarantees
The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition, results of operations or cash flows.
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of January 31, 2011, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.
10.	Income Taxes
On January 31, 2011, the Company’s liability for uncertain tax positions was approximately $141.0 million resulting from unrecognized tax benefits, excluding interest and penalties. During the three months ended January 31, 2011, the Company reduced its liability for uncertain tax positions, exclusive of interest and penalties, by $3.9 million. The Company’s liability increased by $0.1 million for positions taken in the current period and decreased by $4.0 million due to fluctuations in foreign currency exchange rates.
If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $136.4 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying condensed consolidated statements of operations. During the quarter ended January 31, 2011, the Company recorded an expense of approximately $0.6 million relating to interest and penalties, and as of January 31, 2011, the Company had a liability for interest and penalties of approximately $13.3 million.
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from an increase of the liability for unrecognized tax benefits of up to $3 million to a reduction of the liability for unrecognized tax benefits of up to $125 million, excluding penalties and interest.
11.	Restructuring Charges
In connection with its cost reduction efforts, the Company formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). The Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the three months ended January 31, 2011, the Company determined that it would utilize certain facilities in the United States that were previously vacated, and reversed approximately $2.1 million of previously recognized lease loss accruals. The Company continues to evaluate its facilities in the United States, as well as its overall cost structure, and may incur future charges under the Plan.
Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	& Other	Total
Balance November 1, 2009	$9,958	$3,951	$13,909
Charged to expense	8,339	1,676	10,015
Cash payments	(13,020)	(2,226)	(15,246)
Adjustments to accrual	(425)	—	(425)
Foreign currency translation	66	—	66

Balance, October 31, 2010	4,918	3,401	8,319

Charged to expense	816	232	1,048
Cash payments	(2,881)	(501)	(3,382)
Adjustments to accrual	—	(2,118)	(2,118)
Foreign currency translation	(9)	—	(9)

Balance, January 31, 2011	$2,844	$1,014	$3,858

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Debt
A summary of lines of credit and long-term debt is as follows:

	January 31,	October 31,
In thousands	2011	2010
European short-term credit arrangements	$—	$—
Asia/Pacific short-term lines of credit	15,540	22,586
Americas credit facility	—	—
Americas long-term debt	20,000	20,000
European long-term debt	—	265,222
European credit facility	—	—
Senior notes	400,000	400,000
European senior notes	272,183	—
Capital lease obligations and other borrowings	10,454	20,965

	$718,177	$728,773

As of January 31, 2011, the Company’s credit facilities allowed for total maximum cash borrowings and letters of credit of $195.6 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $15.5 million of borrowings drawn on these credit facilities as of January 31, 2011, and letters of credit issued at that time totaled $64.9 million. The amount of availability for additional borrowings under these facilities as of January 31, 2011 was $71.8 million, $52.9 million of which could also be used for letters of credit in the United States. In addition to the $71.8 million of additional availability for borrowings, the Company also had $41.4 million in additional capacity for letters of credit in Europe and Asia/Pacific as of January 31, 2011. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is currently in compliance with such covenants.
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
The European Senior Notes are general senior obligations of Boardriders SA and are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. Boardriders SA may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit the ability of Quiksilver, Inc. and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; make dividends or other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. The Company is currently in compliance with these covenants.
The Company used the proceeds from the European Senior Notes to repay its existing European term loans and to pay related fees and expenses. As a result, the Company recognized non-

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
cash, non-operating charges during the three months ended January 31, 2011 of approximately $13.7 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans. The Company capitalized approximately $6.2 million of debt issuance costs associated with the issuance of the European Senior Notes, which will be amortized into interest expense over the seven year term of the European Senior Notes.
The estimated fair values of the Company’s lines of credit and long-term debt are as follows:

	January 31, 2011
	Carrying
In thousands	Amount	Fair Value
Lines of credit	$15,540	$15,540
Long-term debt	702,637	721,944

	$718,177	$737,484

The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded senior notes, the trading price of the Company’s European Senior Notes and the carrying values of the Company’s other debt obligations.
The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature.
13.	Condensed Consolidating Financial Information
The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of January 31, 2011 and October 31, 2010 and for the three months ended January 31, 2011 and 2010. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2011, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended January 31, 2011

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$150,637	$285,569	$(9,872)	$426,450
Cost of goods sold	—	82,407	124,409	(3,836)	202,980

Gross profit	116	68,230	161,160	(6,036)	223,470

Selling, general and administrative expense	9,904	71,611	134,540	(5,619)	210,436

Operating (loss) income	(9,788)	(3,381)	26,620	(417)	13,034

Interest expense	7,211	849	20,908	—	28,968
Foreign currency (gain) loss	(51)	140	(2,198)	—	(2,109)
Equity in earnings and other income	(680)	—	—	680	—

(Loss) income before provision for income taxes	(16,268)	(4,370)	7,910	(1,097)	(13,825)

Provision for income taxes	—	55	1,196	—	1,251

Net (loss) income	(16,268)	(4,425)	6,714	(1,097)	(15,076)
Less: net income attributable to non-controlling interest	—	(1,192)	—	—	(1,192)

Net (loss) income attributable to Quiksilver, Inc.	$(16,268)	$(5,617)	$6,714	$(1,097)	$(16,268)

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At January 31, 2011

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$688	$31,843	$144,661	$—	$177,192
Trade accounts receivable, net	—	105,503	181,955	—	287,458
Other receivables	235	6,500	28,669	—	35,404
Inventories	—	104,996	206,080	(1,515)	309,561
Deferred income taxes	—	(3,318)	43,428	—	40,110
Prepaid expenses and other current assets	2,472	5,021	20,057	—	27,550

Total current assets	3,395	250,545	624,850	(1,515)	877,275

Fixed assets, net	9,128	54,741	154,060	—	217,929
Intangible assets, net	2,993	49,326	87,639	—	139,958
Goodwill	—	114,863	215,403	—	330,266
Investment in subsidiaries	1,018,340	—	—	(1,018,340)	—
Other assets	5,744	4,472	40,263	—	50,479
Deferred income taxes long-term	—	(10,388)	91,898	—	81,510

Total assets	$1,039,600	$463,559	$1,214,113	$(1,019,855)	$1,697,417

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$15,540	$—	$15,540
Accounts payable	2,682	91,909	116,557	—	211,148
Accrued liabilities	11,269	22,285	75,618	—	109,172
Current portion of long-term debt	—	3,000	2,594	—	5,594
Income taxes payable	—	(9,641)	10,360	—	719
Intercompany balances	34,233	(42,348)	8,115	—	—

Total current liabilities	48,184	65,205	228,784	—	342,173

Long-term debt, net of current portion	400,000	17,000	280,043	—	697,043
Other long-term liabilities	—	43,039	13,485	—	56,524

Total liabilities	448,184	125,244	522,312	—	1,095,740

Stockholders’/invested equity	591,416	328,369	691,486	(1,019,855)	591,416
Non-controlling interest	—	9,946	315	—	10,261

Total liabilities and equity	$1,039,600	$463,559	$1,214,113	$(1,019,855)	$1,697,417

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At October 31, 2010

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended January 31, 2011

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(16,268)	$(4,425)	$6,714	$(1,097)	$(15,076)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	461	5,256	8,283	—	14,000
Stock-based compensation	2,410	—	—	—	2,410
Provision for doubtful accounts	—	485	973	—	1,458
Equity in earnings	(680)	(158)	(236)	680	(394)
Non-cash interest expense	341	425	15,394	—	16,160
Deferred income taxes	—	—	(244)	—	(244)
Other adjustments to reconcile net (loss) income	(51)	31	293	—	273
Changes in operating assets and liabilities:
Trade accounts receivable	—	24,456	51,737	—	76,193
Inventories	—	(13,394)	(29,226)	417	(42,203)
Other operating assets and liabilities	4,068	9,239	8,535	—	21,842

Net cash (used in) provided by operating activities	(9,719)	21,915	62,223	—	74,419

Cash flows from investing activities:
Capital expenditures	(3,387)	(6,918)	(7,974)	—	(18,279)

Net cash used in investing activities	(3,387)	(6,918)	(7,974)	—	(18,279)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	9,929	—	9,929
Payments on lines of credit	—	—	(16,976)	—	(16,976)
Payments of debt issuance costs	—	—	(6,155)	—	(6,155)
Borrowings on long-term debt	—	—	270,137	—	270,137
Payments on long-term debt	—	—	(257,138)	—	(257,138)
Stock option exercises, employee stock purchases and tax benefit on option exercises	2,842	—	—	—	2,842
Intercompany	10,788	(22,326)	11,538	—	—

Net cash provided by (used in) financing activities	13,630	(22,326)	11,335	—	2,639

Effect of exchange rate changes on cash	—	—	(2,180)	—	(2,180)

Net increase (decrease) in cash and cash equivalents	524	(7,329)	63,404	—	56,599
Cash and cash equivalents, beginning of period	164	39,172	81,257	—	120,593

Cash and cash equivalents, end of period	$688	$31,843	$144,661	$—	$177,192

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended January 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,354)	$(9,498)	$17,890	$(7,546)	$(4,508)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Income from discontinued operations	—	—	(76)	—	(76)
Depreciation and amortization	366	5,688	7,516	—	13,570
Stock-based compensation	2,132	—	—	—	2,132
Provision for doubtful accounts	—	1,321	1,917	—	3,238
Equity in earnings	(7,610)	—	—	7,610	—
Non-cash interest expense	317	3,787	2,415	—	6,519
Deferred income taxes	—	—	3,893	—	3,893
Other adjustments to reconcile net (loss) income	(165)	9	(1,151)	—	(1,307)
Changes in operating assets and liabilities:
Trade accounts receivable	—	35,378	57,430	—	92,808
Inventories	—	(6,662)	(38,096)	(64)	(44,822)
Other operating assets and liabilities	5,497	17,352	755	—	23,604

Cash (used in) provided by operating activities of continuing operations	(4,817)	47,375	52,493	—	95,051
Cash provided by operating activities of discontinued operations	—	—	1,625	—	1,625

Net cash (used in) provided by operating activities	(4,817)	47,375	54,118	—	96,676

Cash flows from investing activities:
Capital expenditures	(118)	(3,330)	(7,251)	—	(10,699)

Cash used in investing activities of continuing operations	(118)	(3,330)	(7,251)	—	(10,699)
Cash used in investing activities of discontinued operations	—	—	—	—	—

Net cash used in investing activities	(118)	(3,330)	(7,251)	—	(10,699)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	—	—
Payments on lines of credit	—	—	(7,999)	—	(7,999)
Payments of debt issuance costs	—	—	(1,823)	—	(1,823)
Borrowings on long-term debt	—	22,735	4,374	—	27,109
Payments on long-term debt	—	(23,049)	(33,318)	—	(56,367)
Stock option exercises, employee stock purchases and tax benefit on option exercises	464	—	—	—	464
Intercompany	4,179	17,957	(22,136)	—	—

Cash provided by (used in) financing activities of continuing operations	4,643	17,643	(60,902)	—	(38,616)
Cash used in financing activities of discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	4,643	17,643	(60,902)	—	(38,616)

Effect of exchange rate changes on cash	—	—	2,684	—	2,684

Net (decrease) increase in cash and cash equivalents	(292)	61,688	(11,351)	—	50,045
Cash and cash equivalents, beginning of period	321	1,135	98,060	—	99,516

Cash and cash equivalents, end of period	$29	$62,823	$86,709	$—	$149,561

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2010 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.
Over the past 40 years, Quiksilver has established itself as a global company representing the casual, youth lifestyle associated with boardriding sports. We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offerings expanded in the 1980s as we expanded our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept that displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports inspired footwear.
We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. Our products are sold throughout the world, primarily in surf shops, skate shops, snow shops and specialty stores. We operate in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. Our European segment includes revenues primarily from Europe, the Middle East and Africa. Our Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees.
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
In December 2010, we issued €200 million in seven year unsecured senior notes and used the proceeds to repay our European term loans. As a result, we significantly improved our balance sheet and our liquidity position. Specifically, we have extended virtually all of our short-term maturities to a long-term basis, which provides us with the financial and operational flexibility to fully pursue the many growth opportunities within our own brands.

Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended January 31,
	2011	2010
Statements of Operations data
Revenues, net	100.0%	100.0%
Gross profit	52.4	51.3
Selling, general and administrative expense	49.3	46.9
Operating income	3.1	4.4

Interest expense	6.8	5.1
Foreign currency gain and other income	(0.5)	(0.5)

Loss before provision for income taxes	(3.2)%	(0.2)%

Other data

Adjusted EBITDA(1)	7.1%	8.3%

(1)	Adjusted EBITDA is defined as income (loss) from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of loss from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA:

	Three Months Ended January 31,
In thousands	2011	2010
Loss from continuing operations attributable to Quiksilver, Inc.	$(16,268)	$(5,430)
Provision for income taxes	1,251	3,674
Interest expense	28,968	21,873
Depreciation and amortization	14,000	13,570
Non-cash stock-based compensation expense	2,410	2,132

Adjusted EBITDA	$30,361	$35,819

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010
Our total net revenues for the three months ended January 31, 2011 decreased 1% to $426.5 million from $432.7 million in the comparable period of the prior year. In constant currency, net revenues increased slightly compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related product lines for our Quiksilver, Roxy, DC and other brands, which primarily include Hawk, Lib Technologies and Gnu.
In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each reporting segment. As such, this methodology does not account for movements in individual currencies within an operating segment (for example, non-euro currencies within our European segment and Japanese yen within our Asia/Pacific segment). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the three months ended January 31, 2011 and 2010:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)
January 31, 2010	$186,961	$177,877	$67,052	$847	$432,737
January 31, 2011	193,790	165,199	67,001	460	426,450
Percentage increase (decrease)	4%	(7%)	(0%)		(1%)

Constant currency (current year exchange rates)
January 31, 2010	186,961	163,607	73,143	847	424,558
January 31, 2011	193,790	165,199	67,001	460	426,450
Percentage increase (decrease)	4%	1%	(8%)		0%
Revenues in the Americas increased 4% to $193.8 million for the three months ended January 31, 2011 from $187.0 million in the comparable period of the prior year, while European revenues decreased 7% to $165.2 million from $177.9 million and Asia/Pacific revenues decreased less than 1% to $67.0 million from $67.1 million for those same periods. The increase in the Americas came primarily from Quiksilver and DC brand revenues, partially offset by a decrease in Roxy brand revenues. The increases in Quiksilver and DC brand revenues were primarily from the footwear and, to a lesser extent, accessories product categories, partially offset by a decrease in the apparel product category. The decrease in Roxy brand revenues was primarily from the apparel product category, partially offset by an increase in the accessories product category. Europe’s net revenues increased 1% in constant currency. The currency adjusted revenue increase in Europe was primarily the result of significant growth in DC brand revenues, partially offset by a decline in our Roxy and, to a lesser extent, Quiksilver brand revenues. The increase in DC brand revenues came across all product categories, while the decreases in Roxy and Quiksilver brand revenues were primarily from the apparel and accessories product categories. Asia/Pacific’s net revenues decreased 8% in constant currency. The currency adjusted decrease in Asia/Pacific came primarily from the Roxy brand and, to a lesser extent, from the Quiksilver brand, partially offset by growth in our DC brand.
Our consolidated gross profit margin for the three months ended January 31, 2011 increased to 52.4% from 51.3% in the comparable period of the prior year. The gross profit in the Americas segment increased to 46.2% from 43.3%, our European segment gross profit margin increased to 58.9% from 58.6%, and our Asia/Pacific segment gross profit margin decreased to 54.7% from 55.2% for those same periods. The increase in the Americas segment gross profit margin was primarily the result of a greater percentage of retail versus wholesale sales and, to a lesser extent, a shift in product mix. Our European segment gross profit margin increased primarily as a result of slight improvements in both retail and wholesale margins. In our Asia/Pacific segment, the gross profit margin decrease was primarily due to additional clearance business in Australia, partially offset by continued margin improvements in Japan.

Our selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2011 increased 4% to $210.4 million from $203.2 million in the comparable period of the prior year. In the Americas segment, SG&A increased 9% to $83.0 million from $76.4 million in the comparable period of the prior year, while our European segment SG&A decreased 6% to $80.4 million from $85.8 million, and our Asia/Pacific segment SG&A increased 11% to $34.8 million from $31.4 million for those same periods. As a percentage of revenues, our consolidated SG&A increased to 49.3% for the three months ended January 31, 2011 from 46.9% for the three months ended January 31, 2010. In the Americas, SG&A as a percentage of revenues increased to 42.8% compared to 40.8% the year before. In Europe, SG&A as a percentage of revenues increased to 48.7% from 48.2% and in Asia/Pacific, SG&A as a percentage of revenues increased to 52.0% from 46.8% for those same periods. The increase in SG&A as a percentage of revenues in our Americas segment was primarily due to additional spending to support growth initiatives, including marketing and retail expenses. The increase in SG&A as a percentage of revenues in our European segment was primarily caused by additional depreciation expense on the recently completed European headquarters location. European segment SG&A increased 2% in constant currency. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily due to the costs of operating additional retail stores. Asia/Pacific segment SG&A increased 2% in constant currency.
Interest expense for the three months ended January 31, 2011 increased to $29.0 million from $21.9 million in the comparable period of the prior year primarily as a result of the approximately $13.7 million write-off of deferred debt issuance costs associated with our European term loans that were paid off during the quarter upon the issuance of our European senior notes. This increase in interest expense was partially offset by lower interest expense of approximately $6.6 million as a result of the decline in our total outstanding debt of approximately $258.4 million from January 31, 2010 to January 31, 2011. Including the write-off of the deferred debt costs, approximately $16.2 million of the $29.0 million in interest expense was non-cash interest expense.
Our foreign currency gain amounted to $2.1 million for the three months ended January 31, 2011 compared to a gain of $2.0 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries and the settlement of certain foreign currency exchange contracts.
Our income tax expense for the three months ended January 31, 2011 was $1.3 million compared to $3.7 million in the comparable period of the prior year. Despite having consolidated losses for the three months ended January 31, 2011 and 2010, we recorded profit in certain foreign jurisdictions resulting in income tax expense in those jurisdictions.
Our loss from continuing operations for the three months ended January 31, 2011 increased to $16.3 million or $0.10 per share on a diluted basis, compared to $5.4 million or $0.04 per share on a diluted basis in the comparable period of the prior year. Adjusted EBITDA decreased to $30.4 million from $35.8 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of unsecured senior notes to fund a portion of the Rossignol purchase price and to refinance certain existing indebtedness. In December 2010, we issued €200 million (approximately $272 million as of January 31, 2011) in unsecured senior notes (“European Senior Notes”) to repay our existing European term loans. This transaction extended virtually all of our short-term maturities to a long-term basis.
As we used the proceeds from the European Senior Notes to repay our existing European term loans, we recognized non-cash, non-operating charges during the fiscal quarter ended January 31, 2011 of approximately $13.7 million to write-off the deferred debt issuance costs related to such term loans. The debt issuance costs associated with the issuance of the European Senior Notes of $6.2 million will be amortized into interest expense over the seven year term of the European Senior Notes.
The European Senior Notes bear a coupon interest rate of 8.875% and are due December 15, 2017. The European Senior Notes are general senior obligations and are fully and unconditionally guaranteed on a senior basis by us and certain of our current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. We may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; make dividends or other payments by our restricted subsidiaries to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. We are currently in compliance with these covenants.
As of January 31, 2011, we had a total of approximately $718 million of indebtedness compared to a total of approximately $729 million of indebtedness at October 31, 2010. While our total indebtedness has decreased only slightly, we are no longer subject to significant scheduled repayments within the next four years.
We believe that our cash flows from operations, together with our existing credit facilities, cash on hand and term loans will be adequate to fund our capital requirements for at least the next twelve months. We also believe that our short-term uncommitted lines of credit in Asia/Pacific will continue to be made available. If these lines of credit become unavailable, we intend to extinguish any related debt using cash on hand or other existing credit facilities.
Cash Flows
Operating activities from continuing operations provided cash of $74.4 million in the three months ended January 31, 2011 compared to $95.1 million in the three months ended January 31, 2010. This $20.7 million decrease in cash provided was primarily due to decreases in cash provided by our net loss adjusted for other non-cash charges of $4.9 million and increases in cash used for working capital of $15.8 million.
Capital expenditures from continuing operations totaled $18.3 million for the three months ended January 31, 2011, compared to $10.7 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer and warehouse equipment, including our new global enterprise-wide reporting system.
During the three months ended January 31, 2011, net cash provided by financing activities from continuing operations totaled $2.6 million, compared to cash used of $38.6 million in the comparable period of the prior year. Net cash provided primarily resulted from the issuance of our European Senior Notes offset by the subsequent use of such proceeds to repay our existing European term loans.
The net increase in cash and cash equivalents for the three months ended January 31, 2011 was $56.6 million compared to an increase of $50.0 million in the comparable period of the prior year. Cash and cash equivalents totaled $177.2 million at January 31, 2011 compared to $120.6 million at October 31, 2010, while working capital was $535.1 million at January 31, 2011 compared to $537.4 million at October 31, 2010.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 22% to $287.5 million at January 31, 2011 from $368.4 million at October 31, 2010. Accounts receivable in our Americas segment decreased 17% to $154.3 million at January 31, 2011 from $185.0 million at October 31, 2010, European segment accounts receivable decreased 20% to $106.6 million from $134.0 million and Asia/Pacific segment accounts receivable decreased 46% to $26.6 million from $49.4 million for those same periods. Compared to January 31, 2010, accounts receivable decreased less than 1% in the Americas segment, decreased 19% in our

European segment and decreased 28% in our Asia/Pacific segment. In constant currency, consolidated trade accounts receivable decreased 12% compared to January 31, 2010. The decrease in consolidated trade accounts receivable was a result of lower revenues and improved collections. Included in accounts receivable at January 31, 2011 are approximately $14.7 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, are deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding decreased by approximately 6 days at January 31, 2011 compared to January 31, 2010.
Consolidated inventories increased 15% to $309.6 million at January 31, 2011 from $268.0 million at October 31, 2010. Inventories in the Americas segment increased 15% to $137.0 million from $119.3 million at October 31, 2010, European segment inventories increased 30% to $109.3 million from $83.9 million and Asia/Pacific segment inventories decreased 2% to $63.3 million from $64.8 million. Compared to January 31, 2010, inventories increased 17% in the Americas segment, decreased 11% in our European segment and increased 4% in our Asia/Pacific segment. In constant currency, our consolidated inventories increased 1% compared to January 31, 2010. Consolidated average annual inventory turnover was approximately 3.2 at January 31, 2011 compared to approximately 3.4 at January 31, 2010.
Income Taxes
During the three months ended January 31, 2011, our liability for uncertain tax positions, exclusive of interest and penalties, decreased by $3.9 million to approximately $141.0 million. Our liability increased by $0.1 million for positions taken in the current period and decreased by $4.0 million due to fluctuations in foreign currency exchange rates.
If our positions are favorably sustained by the relevant taxing authority, approximately $136.4 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.
Commitments
As discussed above, in December 2010, we issued €200 million in unsecured senior notes and repaid approximately €190 million in European term loans. There have been no other material changes outside the ordinary course of business in our contractual obligations since October 31, 2010.
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
On November 1, 2007, we adopted the authoritative guidance included in ASC 740, “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of this guidance can create significant variability in our tax rate from period to period based upon changes in or adjustments to our uncertain tax positions.
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
As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into various foreign currency exchange contracts generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivative contracts in other comprehensive income or loss.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations.
Foreign Currency and Derivatives
We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported results and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for our European segment because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens there is a positive effect on the translation of our reported results from our European segment. In addition, the statements of operations of our Asia/Pacific segment are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for our Asia/Pacific segment when the U.S. dollar is stronger in comparison to the Australian dollar or Japanese yen.
European revenues increased 1% in euros during the three months ended January 31, 2011 compared to the three months ended January 31, 2010. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, European revenues decreased 7% as a result of a stronger U.S. dollar versus the euro in comparison to the prior period.
Asia/Pacific revenues decreased 8% in Australian dollars during the three months ended January 31, 2011 compared to the three months ended January 31, 2010. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, Asia/Pacific revenues remained constant as a result of a stronger Australian dollar and Japanese yen versus the U.S. dollar in comparison to the prior period.
Our other foreign currency risks are discussed in our Annual Report on Form 10-K for the year ended October 31, 2010 in Item 7A.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of January 31, 2011.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.
Exhibits
2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2010).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

Item 6.
Exhibits
10.1	Second Amendment to US Credit Agreement dated November 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 29, 2010).

10.2	First Amendment to Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc. as guarantor, Bank of America N.A., as an administrative and collateral agent, and the lender parties thereto dated November 29, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 29, 2010).

10.3	Amendments to executive officer base salaries effective as of November 1, 2010 (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed on January 12, 2011). (1)

10.4	Quiksilver, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 9, 2011). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(1)	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
March 11, 2011	/s/ Brad L. Holman
Brad L. Holman
Senior Vice President and Corporate Controller (Principal Accounting Officer and Authorized Signatory)