Form 10-Q
period 2011-04-30
QUIKSILVER INC
filed 2011-06-09
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
June 3, 2011 was 164,866,123

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,
In thousands, except per share amounts	2011	2010
Revenues, net	$478,093	$468,289
Cost of goods sold	215,924	219,002

Gross profit	262,169	249,287

Selling, general and administrative expense	216,748	213,416
Asset impairments	74,610	—

Operating (loss) income	(29,189)	35,871

Interest expense	15,096	21,039
Foreign currency gain	(2,321)	(4,614)
Other income	—	(5)

(Loss) income before provision for income taxes	(41,964)	19,451

Provision for income taxes	39,690	9,419

(Loss) income from continuing operations	(81,654)	10,032
Income from discontinued operations	—	602

Net (loss) income	(81,654)	10,634
Less: net income attributable to non-controlling interest	(1,671)	(1,210)

Net (loss) income attributable to Quiksilver, Inc.	$(83,325)	$9,424

(Loss) income per share from continuing operations attributable to Quiksilver, Inc.	$(0.51)	$0.07

Income per share from discontinued operations attributable to Quiksilver, Inc.	$—	$0.00

Net (loss) income per share attributable to Quiksilver, Inc.	$(0.51)	$0.07

(Loss) income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.51)	$0.06

Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$—	$0.00

Net (loss) income per share attributable to Quiksilver, Inc., assuming dilution	$(0.51)	$0.06

Weighted average common shares outstanding	162,268	128,090

Weighted average common shares outstanding, assuming dilution	162,268	145,376

Amounts attributable to Quiksilver, Inc.:
(Loss) income from continuing operations	$(83,325)	$8,822
Income from discontinued operations	—	602

Net (loss) income	$(83,325)	$9,424

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended April 30,
In thousands	2011	2010
Net (loss) income	$(81,654)	$10,634
Other comprehensive income:
Foreign currency translation adjustment	33,935	1,054
Net unrealized (loss) gain on derivative instruments, net of tax of $(11,294) (2011) and $3,952 (2010)	(22,244)	6,984

Comprehensive (loss) income	(69,963)	18,672
Comprehensive income attributable to non-controlling interest	(1,671)	(1,210)

Comprehensive (loss) income attributable to Quiksilver, Inc.	$(71,634)	$17,462

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended April 30,
In thousands, except per share amounts	2011	2010
Revenues, net	$904,543	$901,026
Cost of goods sold	418,904	429,590

Gross profit	485,639	471,436

Selling, general and administrative expense	427,184	416,576
Asset impairments	74,610	—

Operating (loss) income	(16,155)	54,860

Interest expense	44,064	42,912
Foreign currency gain	(4,430)	(6,593)

(Loss) income before provision for income taxes	(55,789)	18,541

Provision for income taxes	40,941	13,093

(Loss) income from continuing operations	(96,730)	5,448
Income from discontinued operations	—	678

Net (loss) income	(96,730)	6,126
Less: net income attributable to non-controlling interest	(2,863)	(2,056)

Net (loss) income attributable to Quiksilver, Inc.	$(99,593)	$4,070

(Loss) income per share from continuing operations attributable to Quiksilver, Inc.	$(0.62)	$0.03

Income per share from discontinued operations attributable to Quiksilver, Inc.	$—	$0.01

Net (loss) income per share attributable to Quiksilver, Inc.	$(0.62)	$0.03

(Loss) income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.62)	$0.02

Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$—	$0.00

Net (loss) income per share attributable to Quiksilver, Inc., assuming dilution	$(0.62)	$0.03

Weighted average common shares outstanding	161,879	127,875

Weighted average common shares outstanding, assuming dilution	161,879	139,622

Amounts attributable to Quiksilver, Inc.:
(Loss) income from continuing operations	$(99,593)	$3,392
Income from discontinued operations	—	678

Net (loss) income	$(99,593)	$4,070

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six months ended April 30,
In thousands	2011	2010
Net (loss) income	$(96,730)	$6,126
Other comprehensive (loss) income:
Foreign currency translation adjustment	27,695	(22,273)
Net unrealized gain (loss) on derivative instruments, net of tax of $(10,899) (2011) and $11,976 (2010)	(23,939)	24,339

Comprehensive (loss) income	(92,974)	8,192
Comprehensive income attributable to non-controlling interest	(2,863)	(2,056)

Comprehensive (loss) income attributable to Quiksilver, Inc.	$(95,837)	$6,136

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
In thousands, except share amounts	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$138,592	$120,593
Trade accounts receivable, less allowances of $51,772 (2011) and $48,043 (2010)	341,781	368,428
Other receivables	27,347	42,512
Income taxes receivable	111	—
Inventories	289,538	268,037
Deferred income taxes short-term	24,426	39,053
Prepaid expenses and other current assets	31,270	25,206
Current assets held for sale	—	12

Total current assets	853,065	863,841

Fixed assets, less accumulated depreciation and amortization of $267,483 (2011) and $253,931 (2010)	234,645	220,350
Intangible assets, net	139,614	140,567
Goodwill	277,608	332,488
Other assets	52,658	53,296
Deferred income taxes long-term	80,291	85,579

Total assets	$1,637,881	$1,696,121

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$4,792	$22,586
Accounts payable	178,559	179,402
Accrued liabilities	128,748	115,009
Current portion of long-term debt	5,824	5,182
Income taxes payable	—	3,484
Liabilities related to assets held for sale	—	739

Total current liabilities	317,923	326,402

Long-term debt, net of current portion	722,271	701,005
Other long-term liabilities	63,171	49,119

Total liabilities	1,103,365	1,076,526

Equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 285,000,000; issued shares — 167,739,657 (2011) and 166,867,127 (2010)	1,677	1,669
Additional paid-in capital	521,148	513,102
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(110,900)	(11,307)
Accumulated other comprehensive income	117,438	113,682

Total Quiksilver, Inc. stockholders’ equity	522,585	610,368
Non-controlling interest	11,931	9,227

Total equity	534,516	619,595

Total liabilities and equity	$1,637,881	$1,696,121

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended April 30,
In thousands	2011	2010
Cash flows from operating activities:
Net (loss) income	$(96,730)	$6,126
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	—	(678)
Depreciation and amortization	27,470	27,023
Stock-based compensation	4,981	10,135
Provision for doubtful accounts	5,390	10,144
Loss (gain) on disposal of fixed assets	1,635	(728)
Foreign currency loss (gain)	76	(2,758)
Asset impairments	74,610	—
Non-cash interest expense	17,087	12,930
Equity in earnings	21	183
Deferred income taxes	40,347	16,709
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	33,664	73,053
Other receivables	10,890	4,942
Inventories	(6,611)	29,466
Prepaid expenses and other current assets	(8,437)	(10,430)
Other assets	(1,916)	4,004
Accounts payable	(4,959)	(18,177)
Accrued liabilities and other long-term liabilities	(11,875)	(14,422)
Income taxes payable	(13,675)	(16,297)

Cash provided by operating activities of continuing operations	71,968	131,225
Cash provided by operating activities of discontinued operations	—	3,287

Net cash provided by operating activities	71,968	134,512
Cash flows from investing activities:
Capital expenditures	(33,930)	(18,839)
Business acquisitions, net of cash acquired	(5,578)	—
Changes in restricted cash	—	52,706

Cash (used in) provided by investing activities of continuing operations	(39,508)	33,867
Cash used in investing activities of discontinued operations	—	—

Net cash (used in) provided by investing activities	(39,508)	33,867
Cash flows from financing activities:
Borrowings on lines of credit	9,929	—
Payments on lines of credit	(28,031)	(16,707)
Borrowings on long-term debt	270,475	32,410
Payments on long-term debt	(257,392)	(136,972)
Payments of debt issuance costs	(6,308)	(1,823)
Stock option exercises and employee stock purchases	3,074	2,888

Cash used in financing activities of continuing operations	(8,253)	(120,204)
Cash used in financing activities of discontinued operations	—	—

Net cash used in financing activities	(8,253)	(120,204)
Effect of exchange rate changes on cash	(6,208)	(2,362)

Net increase in cash and cash equivalents	17,999	45,813
Cash and cash equivalents, beginning of period	120,593	99,516

Cash and cash equivalents, end of period	$138,592	$145,329

Supplementary cash flow information:
Cash paid during the period for:
Interest	$17,834	$28,961

Income taxes	$14,144	$8,628

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
Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2011 and 2010. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2010 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.
In November 2008, the Company sold its Rossignol business, including the related brands of Rossignol, Dynastar, Look and Lange, and in December 2007, the Company sold its golf equipment business. As a result, the Company has classified its Rossignol wintersports and golf equipment businesses as discontinued operations for all periods presented.
During December 2010, the Company issued €200 million in unsecured senior notes, which were used to repay its European term loans. This transaction extended virtually all of the Company’s short-term maturities to a long- term basis. The Company believes that its remaining short-term uncommitted lines of credit in Asia/Pacific will continue to be made available. If these lines of credit become unavailable, the Company plans to extinguish any related debt using cash on hand or other existing credit facilities.
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below sets forth the reconciliation of the denominator of each net (loss) income per share calculation:

	Three months ended		Six months ended
	April 30,		April 30,
In thousands	2011	2010	2011	2010
Shares used in computing basic net (loss) income per share	162,268	128,090	161,879	127,875
Dilutive effect of stock options and restricted stock(1)	—	3,828	—	2,147
Dilutive effect of stock warrants(1)	—	13,458	—	9,600

Shares used in computing diluted net (loss) income per share	162,268	145,376	161,879	139,622

(1)	For the three months ended April 30, 2011, the shares used in computing diluted net loss per share do not include 5,021,000 of dilutive stock options and shares of restricted stock, nor 14,748,000 of dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the three months ended April 30, 2011 and 2010, additional stock options outstanding of 11,092,000 and 13,377,000, respectively, and additional warrant shares outstanding of 10,906,000 and 12,196,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method. For the six months ended April 30, 2011, the shares used in computing diluted net loss per share do not include 5,272,000 of dilutive stock options and shares of restricted stock, nor 15,138,000 of dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the six months ended April 30, 2011 and 2010, additional stock options outstanding of 10,983,000 and 14,426,000, respectively, and additional warrant shares outstanding of 10,516,000 and 16,054,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718 “Stock Compensation.” The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the six months ended April 30, 2011 and 2010, options were valued assuming a risk-free interest rate of 2.0% and 2.7%, respectively, volatility of 82.4% and 73.8%, respectively, zero dividend yield, and an expected life of 5.3 and 6.4 years, respectively. The weighted average fair value of options granted was $3.42 and $1.82 for the six months ended April 30, 2011 and 2010, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of April 30, 2011, the Company had approximately $7.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.0 years. Stock-based compensation expense is included as selling, general and administrative expense for the period.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in shares under option for the six months ended April 30, 2011 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value
Outstanding, October 31, 2010	12,731,430	$4.48
Granted	2,056,000	5.06
Exercised	(616,163)	4.13		$548
Canceled	(535,343)	8.57

Outstanding, April 30, 2011	13,635,924	$4.43	6.5	$13,757

Options exercisable, April 30, 2011	4,908,851	$6.00	4.1	$3,510

Changes in non-vested shares under option for the six months ended April 30, 2011 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2010	7,838,750	$1.06
Granted	2,056,000	3.42
Vested	(1,158,509)	1.83
Canceled	(9,168)	0.70

Non-vested, April 30, 2011	8,727,073	$1.51

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests from three to five years. In March 2010, the Company’s shareholders approved a grant of 3 million shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, 1,800,000 shares have already vested with the remaining 1,200,000 shares to vest in two equal, annual installments in April 2012 and 2013. In March 2011, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan that increased the maximum number of total shares and the maximum number of restricted shares issuable under the plan by 10 million shares.
Changes in restricted stock for the six months ended April 30, 2011 are as follows:

Shares
Outstanding, October 31, 2010	2,842,004
Granted	105,000
Vested	(837,001)
Forfeited	—

Outstanding, April 30, 2011	2,110,003

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and will adjust the amortization period as appropriate. As of April 30, 2011, there had been no acceleration of any amortization periods. As of April 30,

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2011, the Company had approximately $3.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.0 year.
4. Inventories
Inventories consist of the following:

	April 30,	October 31,
In thousands	2011	2010
Raw materials	$9,660	$6,894
Work in-process	2,187	3,914
Finished goods	277,691	257,229

	$289,538	$268,037

5. Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	April 30, 2011			October 31, 2010
			Net			Net
		Amorti-	Book	Gross	Amorti-	Book
In thousands	Gross Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$20,362	$(9,355)	$11,007	$19,752	$(8,308)	$11,444
Amortizable licenses	14,690	(12,364)	2,326	13,219	(10,465)	2,754
Other amortizable intangibles	8,487	(5,672)	2,815	8,386	(5,318)	3,068
Non-amortizable trademarks	123,466	—	123,466	123,301	—	123,301

	$167,005	$(27,391)	$139,614	$164,658	$(24,091)	$140,567

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the six months ended April 30, 2011 and 2010 was $1.5 million and $1.4 million, respectively. Annual amortization expense is estimated to be approximately $3.0 million in the fiscal years ending October 31, 2011 through 2012, and approximately $2.0 million in the fiscal years ending October 31, 2013 through 2015.
Due to the natural disasters that occurred throughout the Asia/Pacific region during the three months ended April 30, 2011 and their resulting impact on the Company’s business, the Company remeasured the value of its intangible assets in its Asia/Pacific segment in accordance with Accounting Standard Codification (“ASC”) 350 as of April 30, 2011. As a result, the Company noted that the carrying value of these assets was in excess of their estimated fair value, and therefore, the Company recorded related goodwill impairment charges of approximately $74.1 million during the three months ended April 30, 2011. The fair value of assets was estimated using a combination of a discounted cash flow approach and market approach. The value implied by the test was affected by (1) a reduction in near-term future cash flows expected for the Asia/Pacific segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The projected future cash flows, discount rates applied and current estimates of market value have all been impacted by the aforementioned natural disasters that occurred throughout the Asia/Pacific region, contributing to the estimated decline in value. Goodwill in the Asia/Pacific segment arose primarily from the acquisition of the Australian and Japanese distributors in fiscal 2003, including subsequent earnout payments to the former owners of these businesses, and the acquisition of certain Australian retail store locations in fiscal 2005.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill related to the Company’s operating segments is as follows:

	April 30,	October 31,
In thousands	2011	2010
Americas	$76,182	$75,051
Europe	195,219	181,555
Asia/Pacific	6,207	75,882

	$277,608	$332,488

Goodwill decreased approximately $54.9 million during the six months ended April 30, 2011, primarily as a result of the $74.1 goodwill impairment recorded related to the Company’s Asia/Pacific segment. This decrease was partially offset by an increase of approximately $13.6 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $5.6 million related to minor acquisitions.
6. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	April 30,	October 31,
In thousands	2011	2010
Foreign currency translation adjustment	$142,630	$114,935
Loss on cash flow hedges	(25,192)	(1,253)

	$117,438	$113,682

7. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues primarily from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 2% and 4% of the Company’s net revenues from continuing operations for the six months ended April 30, 2011 and 2010, respectively.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Information related to the Company’s operating segments is as follows:

	Three Months Ended April 30,
In thousands	2011	2010
Revenues, net:
Americas	$210,669	$199,733
Europe	206,941	208,708
Asia/Pacific	58,140	58,645
Corporate operations	2,343	1,203

	$478,093	$468,289

Gross profit:
Americas	$103,501	$92,997
Europe	128,332	125,108
Asia/Pacific	30,862	31,400
Corporate operations	(526)	(218)

	$262,169	$249,287

SG&A expense:
Americas	$85,139	$81,191
Europe	84,569	85,960
Asia/Pacific	37,817	32,259
Corporate operations	9,223	14,006

	$216,748	$213,416

Asset impairments:
Americas	$465	$—
Europe	—	—
Asia/Pacific	74,145	—
Corporate operations	—	—

	$74,610	$—

Operating income (loss):
Americas	$17,897	$11,806
Europe	43,763	39,148
Asia/Pacific	(81,100)	(859)
Corporate operations	(9,749)	(14,224)

	$(29,189)	$35,871

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended April 30,
In thousands	2011	2010
Revenues, net:
Americas	$404,459	$386,694
Europe	372,140	386,585
Asia/Pacific	125,141	125,697
Corporate operations	2,803	2,050

	$904,543	$901,026

Gross profit:
Americas	$192,967	$174,012
Europe	225,632	229,361
Asia/Pacific	67,495	68,443
Corporate operations	(455)	(380)

	$485,639	$471,436

SG&A expense:
Americas	$168,133	$157,552
Europe	164,986	171,764
Asia/Pacific	72,647	63,636
Corporate operations	21,418	23,624

	$427,184	$416,576

Asset impairments:
Americas	$465	$—
Europe	—	—
Asia/Pacific	74,145	—
Corporate operations	—	—

	$74,610	$—

Operating income (loss):
Americas	$24,369	$16,460
Europe	60,646	57,597
Asia/Pacific	(79,297)	4,807
Corporate operations	(21,873)	(24,004)

	$(16,155)	$54,860

	April 30,	October 31,
	2011	2010

Identifiable assets:
Americas	$515,509	$535,580
Europe	868,913	800,754
Asia/Pacific	200,779	298,503
Corporate operations	52,680	61,284

	$1,637,881	$1,696,121

8.	Derivative Financial Instruments
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of April 30, 2011, the Company was hedging forecasted transactions expected to occur through July 2013. Assuming April 30, 2011 exchange rates remain constant, $25.2 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 27 months.

For the six months ended April 30, 2011 and 2010, the effective portions of gains and losses on derivative instruments in the condensed consolidated statements of operations were as follows:

	Six Months Ended April 30,
	2011	2010
In thousands	Amount		Location
(Loss) gain recognized in OCI on derivatives	$(31,896)	$27,731	Other comprehensive income
Gain reclassified from accumulated OCI into income	$1,206	$6,906	Cost of goods sold
Loss reclassified from accumulated OCI into income	$(1,033)	$—	Interest expense
Gain reclassified from accumulated OCI into income	$277	$342	Foreign currency gain
Gain recognized in income on derivatives	$—	$816	Foreign currency gain
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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

As of April 30, 2011, the Company had the following outstanding derivative contracts to hedge forecasted purchases and future cash receipts:

		Notional
In thousands	Commodity	Amount	Maturity	Fair Value
United States dollars	Inventory	$530,035	May 2011 — Jul 2013	$(36,321)
Swiss francs	Accounts receivable	18,399	May 2011 — Oct 2012	(452)
British pounds	Accounts receivable	17,499	May 2011 — Oct 2011	1,231

		$565,933		$(35,542)

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
The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets:

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value
In thousands		April 30, 2011
Derivative assets:
Other receivables	$—	$1,279	$—	$1,279
Other assets	—	46	—	46
Derivative liabilities:
Accrued liabilities	—	(22,868)	—	(22,868)
Other long-term liabilities	—	(13,999)	—	(13,999)

Total fair value	$—	$(35,542)	$—	$(35,542)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value
In thousands	October 31, 2010
Derivative assets:
Other receivables	$—	$8,428	$—	$8,428
Other assets	—	—	—	—
Derivative liabilities:
Accrued liabilities	—	(6,964)	—	(6,964)
Other long-term liabilities	—	(2,752)	—	(2,752)

Total fair value	$—	$(1,288)	$—	$(1,288)

9.	Litigation, Indemnities and Guarantees
The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition, results of operations or cash flows.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of April 30, 2011, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.
10.	Income Taxes
During the six months ended April 30, 2011, the Company evaluated the realizability of all of its deferred tax assets in each tax jurisdiction, including Australia, Japan, and New Zealand. The Australian consolidated tax group includes a portion of the Asia/Pacific operating segment as well as the Australian entities included in the corporate operations segment.

Accordingly, the Company has concluded that based on all available information and proper weighting of objective and subjective evidence as of April 30, 2011, including a cumulative loss that had been sustained over a three-year period, it is more likely than not that its deferred tax assets in certain jurisdictions in the Asia/Pacific segment will not be realized and a full valuation allowance of $26.0 million was established. As of April 30, 2011, the Company also continued to maintain a full valuation allowance against its net deferred tax assets in the United States. As a result of the valuation allowances recorded in the U.S. and certain jurisdictions in the Asia/Pacific segment, no tax benefits are recognized for losses in those tax jurisdictions.

On April 30, 2011, the Company’s liability for uncertain tax positions was approximately $147.4 million resulting from unrecognized tax benefits, excluding interest and penalties. During the six months ended April 30, 2011, the Company increased its liability for uncertain tax positions, exclusive of interest and penalties, by $2.5 million. This increase resulted from increases of $0.3 million for positions taken in prior periods and $7.4 million due to foreign currency exchange rate

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
fluctuations, partially offset by a decrease of $5.2 million due to settlements with taxing authorities.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $142.6 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying condensed consolidated statements of operations. During the six months ended April 30, 2011, the Company recorded an expense of approximately $1.2 million relating to interest and penalties, and as of April 30, 2011, the Company had a liability for interest and penalties of $12.8 million.

During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from an increase of the liability for unrecognized tax benefits of up to $2 million to a reduction of the liability for unrecognized tax benefits of up to $130 million, excluding penalties and interest.
11.	Restructuring Charges

In connection with its cost reduction efforts, the Company formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). The Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the six months ended April 30, 2011, the Company determined that it would utilize certain facilities in the United States that were previously vacated, and reversed approximately $2.1 million of previously recognized lease loss accruals. The Company continues to evaluate its facilities in the United States, as well as its overall cost structure, and may incur future charges under the Plan.

Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	& Other	Total
Balance November 1, 2009	$9,958	$3,951	$13,909
Charged to expense	8,339	1,676	10,015
Cash payments	(13,020)	(2,226)	(15,246)
Adjustments to accrual	(425)	—	(425)
Foreign currency translation	66	—	66

Balance, October 31, 2010	4,918	3,401	8,319

Charged to expense	816	232	1,048
Cash payments	(4,649)	(550)	(5,199)
Adjustments to accrual	—	(2,118)	(2,118)
Foreign currency translation	11	9	20

Balance, April 30, 2011	$1,096	$974	$2,070

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Debt

A summary of lines of credit and long-term debt is as follows:

	April 30,	October 31,
In thousands	2011	2010
European short-term credit arrangements	$—	$—
Asia/Pacific short-term lines of credit	4,792	22,586
Americas credit facility	—	—
Americas long-term debt	20,000	20,000
European long-term debt	—	265,222
European credit facility	—	—
Senior notes	400,000	400,000
European senior notes	296,780	—
Capital lease obligations and other borrowings	11,315	20,965

	$732,887	$728,773

As of April 30, 2011, the Company’s credit facilities allowed for total maximum cash borrowings and letters of credit of $261.3 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $4.8 million of borrowings drawn on these credit facilities as of April 30, 2011, and letters of credit issued at that time totaled $105.6 million. The amount of availability for additional borrowings under these facilities as of April 30, 2011 was $71.5 million, $59.5 million of which could also be used for letters of credit in the United States. In addition to the $71.5 million of additional availability for borrowings, the Company also had $77.1 million in additional capacity for letters of credit in Europe and Asia/Pacific as of April 30, 2011. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is currently in compliance with such covenants.

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

The European Senior Notes are general senior obligations of Boardriders SA and are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. Boardriders SA may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit the ability of Quiksilver, Inc. and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; pay dividends or make other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. The Company is currently in compliance with these covenants.

The Company used the proceeds from the European Senior Notes to repay its then existing European term loans and to pay related fees and expenses. As a result, the Company recognized non-cash, non-operating charges during the six months ended April 30, 2011 of

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
approximately $13.7 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans. The Company capitalized approximately $6.4 million of debt issuance costs associated with the issuance of the European Senior Notes, which will be amortized into interest expense over the seven year term of the European Senior Notes.
The estimated fair values of the Company’s lines of credit and long-term debt are as follows:

	April 30, 2011
In thousands	Carrying Amount	Fair Value
Lines of credit	$4,792	$4,792
Long-term debt	728,095	735,989

	$732,887	$740,781

The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded senior notes, the trading price of the Company’s European Senior Notes and the carrying values of the majority of the Company’s other debt obligations.
The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature.
13. Condensed Consolidating Financial Information
The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of April 30, 2011 and October 31, 2010 and for the three and six month periods ended April 30, 2011 and 2010. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2011, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended April 30, 2011

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$165,411	$322,977	$(10,411)	$478,093
Cost of goods sold	—	85,076	134,565	(3,717)	215,924

Gross profit	116	80,335	188,412	(6,694)	262,169

Selling, general and administrative expense	8,690	73,286	141,614	(6,842)	216,748
Asset impairments	—	465	74,145	—	74,610

Operating (loss) income	(8,574)	6,584	(27,347)	148	(29,189)

Interest expense	7,210	924	6,962	—	15,096
Foreign currency loss (gain)	108	261	(2,690)	—	(2,321)
Equity in earnings and other income	67,433	—	—	(67,433)	—

(Loss) income before (benefit) provision for income taxes	(83,325)	5,399	(31,619)	67,581	(41,964)

(Benefit) provision for income taxes	—	(1,894)	41,584	—	39,690

Net (loss) income	(83,325)	7,293	(73,203)	67,581	(81,654)
Less: net income attributable to non-controlling interest	—	(1,671)	—	—	(1,671)

Net (loss) income attributable to Quiksilver, Inc.	$(83,325)	$5,622	$(73,203)	$67,581	$(83,325)

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended April 30, 2011

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$232	$316,048	$608,546	$(20,283)	$904,543
Cost of goods sold	—	167,483	258,974	(7,553)	418,904

Gross profit	232	148,565	349,572	(12,730)	485,639

Selling, general and administrative expense	18,594	144,897	276,154	(12,461)	427,184
Asset impairments	—	465	74,145	—	74,610

Operating (loss) income	(18,362)	3,203	(727)	(269)	(16,155)

Interest expense	14,421	1,773	27,870	—	44,064
Foreign currency loss (gain)	57	401	(4,888)	—	(4,430)
Equity in earnings and other income	66,753	—	—	(66,753)	—

(Loss) income before (benefit) provision for income taxes	(99,593)	1,029	(23,709)	66,484	(55,789)

(Benefit) provision for income taxes	—	(1,839)	42,780	—	40,941

Net (loss) income	(99,593)	2,868	(66,489)	66,484	(96,730)
Less: net income attributable to non-controlling interest	—	(2,863)	—	—	(2,863)

Net (loss) income attributable to Quiksilver, Inc.	$(99,593)	$5	$(66,489)	$66,484	$(99,593)

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At April 30, 2011

			Non-
		Guarantor	Guarantor
In thousands	Quiksilver, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$45	$407	$138,140	$—	$138,592
Trade accounts receivable, net	—	99,406	242,375	—	341,781
Other receivables	231	5,104	22,012	—	27,347
Income taxes receivable	—	11,072	(10,961)	—	111
Inventories	—	106,200	184,288	(950)	289,538
Deferred income taxes	—	(3,372)	27,798	—	24,426
Prepaid expenses and other current assets	2,515	10,695	18,060	—	31,270

Total current assets	2,791	229,512	621,712	(950)	853,065

Fixed assets, net	12,119	56,096	166,430	—	234,645
Intangible assets, net	3,007	49,090	87,517	—	139,614
Goodwill	—	111,977	165,631	—	277,608
Investment in subsidiaries	966,707	—	—	(966,707)	—
Other assets	5,267	4,134	43,257	—	52,658
Deferred income taxes long-term	—	(12,121)	92,412	—	80,291

Total assets	$989,891	$438,688	$1,176,959	$(967,657)	$1,637,881

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$4,792	$—	$4,792
Accounts payable	3,224	74,042	101,293	—	178,559
Accrued liabilities	4,378	19,919	104,451	—	128,748
Current portion of long-term debt	—	3,000	2,824	—	5,824
Intercompany balances	59,704	(59,811)	107	—	—

Total current liabilities	67,306	37,150	213,467	—	317,923

Long-term debt, net of current portion	400,000	17,000	305,271	—	722,271
Other long-term liabilities	—	39,011	24,160	—	63,171

Total liabilities	467,306	93,161	542,898	—	1,103,365

Stockholders’/invested equity	522,585	333,911	633,746	(967,657)	522,585
Non-controlling interest	—	11,616	315	—	11,931

Total liabilities and equity	$989,891	$438,688	$1,176,959	$(967,657)	$1,637,881

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended April 30, 2011

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(99,593)	$2,868	$(66,489)	$66,484	$(96,730)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	826	10,156	16,488	—	27,470
Stock-based compensation	4,981	—	—	—	4,981
Provision for doubtful accounts	—	1,226	4,164	—	5,390
Asset impairments	—	465	74,145	—	74,610
Equity in earnings	66,753	(158)	179	(66,753)	21
Non-cash interest expense	681	841	15,565	—	17,087
Deferred income taxes	—	1,747	38,600	—	40,347
Other adjustments to reconcile net (loss) income	57	454	1,200	—	1,711
Changes in operating assets and liabilities:
Trade accounts receivable	—	29,813	3,851	—	33,664
Inventories	—	(14,605)	7,725	269	(6,611)
Other operating assets and liabilities	(2,981)	(22,526)	(4,465)	—	(29,972)

Net cash (used in) provided by operating activities	(29,276)	10,281	90,963	—	71,968

Cash flows from investing activities:
Capital expenditures	(5,332)	(12,108)	(16,490)	—	(33,930)
Business acquisitions, net of cash acquired	—	(528)	(5,050)	—	(5,578)

Net cash used in investing activities	(5,332)	(12,636)	(21,540)	—	(39,508)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	9,929	—	9,929
Payments on lines of credit	—	—	(28,031)	—	(28,031)
Borrowings on long-term debt	—	—	270,475	—	270,475
Payments on long-term debt	—	—	(257,392)	—	(257,392)
Payments of debt issuance costs	—	—	(6,308)	—	(6,308)
Stock option exercises and employee stock purchases	3,074	—	—	—	3,074
Intercompany	31,415	(36,410)	4,995	—	—

Net cash provided by (used in) financing activities	34,489	(36,410)	(6,332)	—	(8,253)

Effect of exchange rate changes on cash	—	—	(6,208)	—	(6,208)

Net (decrease) increase in cash and cash equivalents	(119)	(38,765)	56,883	—	17,999
Cash and cash equivalents, beginning of period	164	39,172	81,257	—	120,593

Cash and cash equivalents, end of period	$45	$407	$138,140	$—	$138,592

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended April 30, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,070	$(11,171)	$49,949	$(36,722)	$6,126
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations	—	—	(678)	—	(678)
Depreciation and amortization	768	11,094	15,161	—	27,023
Stock-based compensation	10,135	—	—	—	10,135
Provision for doubtful accounts	—	3,934	6,210	—	10,144
Equity in earnings	(36,704)	—	183	36,704	183
Non-cash interest expense	635	7,603	4,692	—	12,930
Deferred income taxes	—	(548)	17,257	—	16,709
Other adjustments to reconcile net income (loss)	(296)	(1,184)	(2,006)	—	(3,486)
Changes in operating assets and liabilities:
Trade accounts receivable	—	42,647	30,406	—	73,053
Inventories	—	4,648	24,800	18	29,466
Other operating assets and liabilities	121	(21,941)	(28,560)	—	(50,380)

Cash (used in) provided by operating activities of continuing operations	(21,271)	35,082	117,414	—	131,225
Cash provided by operating activities of discontinued operations	—	—	3,287	—	3,287

Net cash (used in) provided by operating activities	(21,271)	35,082	120,701	—	134,512

Cash flows from investing activities:
Capital expenditures	(154)	(664)	(18,021)	—	(18,839)
Changes in restricted cash	—	—	52,706	—	52,706

Cash (used in) provided by investing activities of continuing operations	(154)	(664)	34,685	—	33,867
Cash used in investing activities of discontinued operations	—	—	—	—	—

Net cash (used in) provided by investing activities	(154)	(664)	34,685	—	33,867

Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	—	—
Payments on lines of credit	—	—	(16,707)	—	(16,707)
Borrowings on long-term debt	—	22,735	9,675	—	32,410
Payments on long-term debt	—	(23,395)	(113,577)	—	(136,972)
Payments of debt issuance costs	—	—	(1,823)	—	(1,823)
Stock option exercises and employee stock purchases	2,888	—	—	—	2,888
Intercompany	19,543	26,516	(46,059)	—	—

Cash provided by (used in) financing activities of continuing operations	22,431	25,856	(168,491)	—	(120,204)
Cash used in financing activities of discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	22,431	25,856	(168,491)	—	(120,204)

Effect of exchange rate changes on cash	—	—	(2,362)	—	(2,362)

Net increase (decrease) in cash and cash equivalents	1,006	60,274	(15,467)		45,813
Cash and cash equivalents, beginning of period	321	1,135	98,060	—	99,516

Cash and cash equivalents, end of period	$1,327	$61,409	$82,593	$—	$145,329

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2010 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.
Over the past 41 years, Quiksilver has established itself as a global company representing the casual, youth lifestyle associated with boardriding sports. We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offerings expanded in the 1980s as we expanded our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept that displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports inspired footwear.
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
Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Statements of Operations data
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	54.8	53.2	53.7	52.3
Selling, general and administrative expense	45.3	45.6	47.2	46.2
Asset impairments	15.6	—	8.2	—
Operating (loss) income	(6.1)	7.7	(1.8)	6.1

Interest expense	3.2	4.5	4.9	4.8
Foreign currency gain and other income	(0.5)	(1.0)	(0.5)	(0.7)

(Loss) income before provision for income taxes	(8.8)	4.2	(6.2)	2.1

Other data

Adjusted EBITDA(1)	13.0%	13.0%	10.2%	10.7%

(1)	Adjusted EBITDA is defined as income (loss) from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of (loss) income from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
In thousands	2011	2010	2011	2010
(Loss) income from continuing operations attributable to Quiksilver, Inc.	$(83,325)	$8,822	$(99,593)	$3,392
Provision for income taxes	39,690	9,419	40,941	13,093
Interest expense	15,096	21,039	44,064	42,912
Depreciation and amortization	13,470	13,453	27,470	27,023
Non-cash stock-based compensation expense	2,571	8,003	4,981	10,135
Non-cash asset impairments	74,610	—	74,610	—

Adjusted EBITDA	$62,112	$60,736	$92,473	$96,555

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010
Our total net revenues for the three months ended April 30, 2011 increased 2% to $478.1 million from $468.3 million in the comparable period of the prior year. In constant currency, net revenues decreased 1% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related product lines for our Quiksilver, Roxy, DC and other brands, which primarily include Hawk, Lib Technologies and Gnu.
In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each reporting segment. As such, this methodology does not account for movements in individual currencies within an operating segment (for example, non-euro currencies within our European segment and Japanese yen within our Asia/Pacific segement). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the three months ended April 30, 2011 and 2010:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)

April 30, 2010	$199,733	$208,708	$58,645	$1,203	$468,289
April 30, 2011	210,669	206,941	58,140	2,343	478,093
Percentage increase (decrease)	5%	(1%)	(1%)		2%

Constant currency (current year exchange rates)

April 30, 2010	199,733	215,852	66,200	1,203	482,988
April 30, 2011	210,669	206,941	58,140	2,343	478,093
Percentage increase (decrease)	5%	(4%)	(12%)		(1%)
Revenues in the Americas segment increased 5% to $210.7 million for the three months ended April 30, 2011 from $199.7 million in the comparable period of the prior year, while European segment revenues decreased 1% to $206.9 million from $208.7 million and Asia/Pacific segment revenues decreased 1% to $58.1 million from $58.6 million for those same periods. The increase in the Americas came primarily from DC and Quiksilver brand revenues, partially offset by a decrease in Roxy brand revenues. The increase in DC brand revenues came primarily from our footwear product category and, to a lesser extent, our accessories product category. The increase in Quiksilver brand revenues came primarily from our accessories product category and, to a lesser extent, our apparel product category. The decrease in Roxy brand revenues, which came primarily from our apparel product category, was partially offset by growth in our footwear product category. Europe’s net revenues decreased 4% in constant currency. The currency adjusted revenue decrease in Europe was primarily the result of a decline in our Roxy brand revenues and, to a lesser extent, Quiksilver and DC brand revenues. The decrease in Roxy brand revenues was generally from our apparel product category and, to a lesser extent, our accessories product category, partially offset by modest growth in our footwear product category. The decrease in Quiksilver brand revenues was primarily from our apparel product category, while the decrease in DC brand revenues came from the footwear product category and was partially offset by growth in the apparel and accessories product categories. Asia/Pacific’s net revenues decreased 12% in constant currency. The currency adjusted revenue decrease in Asia/Pacific came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues, partially offset by strong growth in DC brand revenues. Fluctuations in quarterly brand and product category revenues are highly dependent on the timing of shipments, replenishments of inventory in the retail channel and special order sales, and therefore, are not necessarily indicative of trends.

Our consolidated gross profit margin for the three months ended April 30, 2011 increased to 54.8% from 53.2% in the comparable period of the prior year. The gross profit in the Americas segment increased to 49.1% from 46.6%, our European segment gross profit margin increased to 62.0% from 59.9%, and our Asia/Pacific segment gross profit margin decreased slightly to 53.1% from 53.5% for those same periods. The increase in the Americas segment gross profit margin was primarily the result of a favorable shift in product mix and, to a lesser extent, a greater percentage of retail versus wholesale sales. Our European segment gross profit margin increased primarily as a result of improved retail margins. In our Asia/Pacific segment, the gross profit margin decrease was primarily due to additional clearance business in Australia, partially offset by continued margin improvements in Japan, although, such improvements were somewhat muted due to the impact of the natural disasters that occurred in that market. Our consolidated gross profit margins for the three months ending July 31, 2011 and October 31, 2011 are expected to be negatively impacted by increasing product costs.
Our selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2011 increased 2% to $216.7 million from $213.4 million in the comparable period of the prior year. In the Americas segment, SG&A expenses increased 5% to $85.1 million from $81.2 million in the comparable period of the prior year, while our European segment SG&A decreased 2% to $84.6 million from $86.0 million, and our Asia/Pacific segment SG&A increased 17% to $37.8 million from $32.3 million for those same periods. As a percentage of revenues, our consolidated SG&A decreased to 45.3% for the three months ended April 30, 2011 from 45.6% for the three months ended April 30, 2010. In the Americas, SG&A as a percentage of revenues decreased slightly to 40.4% from 40.6% in the comparable period of the prior year, while in Europe, SG&A as a percentage of revenues decreased to 40.9% from 41.2% and in Asia/Pacific, SG&A as a percentage of revenues increased to 65.0% from 55.0% for those same periods. The decrease in SG&A as a percentage of revenues in our Americas segment was primarily the result of higher revenues. The decrease in SG&A as a percentage of revenues in our European segment was primarily due to lower retail store expenses. European segment SG&A decreased 5% in constant currency. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues and, to a lesser extent, the cost of operating additonal retail stores. Asia/Pacific segment SG&A increased 4% in constant currency.
Asset impairment charges for the three months ended April 30, 2011 were $74.6 million, compared to zero in the comparable period of the prior year. These charges primarily consist of the $74.1 million goodwill impairment charge recorded in our Asia/Pacific segment.
Interest expense for the three months ended April 30, 2011 decreased to $15.1 million from $21.0 million in the comparable period of the prior year primarily as a result of the decline in our total outstanding debt of approximately $145.1 million from April 30, 2010 to April 30, 2011.
Our foreign currency gain amounted to $2.3 million for the three months ended April 30, 2011 compared to $4.6 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency exchange effect of certain U.S. dollar denominated liabilities of our foreign subsidiaries.
Our income tax expense for the three months ended April 30, 2011 was $39.7 million compared to $9.4 million in the comparable period of the prior year. During the three months ended April 30, 2011 we increased tax expense to establish a valuation allowance of approximately $26.0 million against deferred tax assets in our Asia/Pacific segment. As a result of this valuation allowance, and the valuation allowance previously established in the U.S., no tax benefits were recognized for losses in those tax jurisdictions.
Our loss from continuing operations for the three months ended April 30, 2011 was $83.3 million or $0.51 per share on a diluted basis, compared to income from continuing operations of $8.8 million, or $0.06 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA increased to $62.1 million from $60.7 million for those same periods.

Six Months Ended April 30, 2011 Compared to Six Months Ended April 30, 2010
Our total net revenues for the six months ended April 30, 2011 increased slightly to $904.5 million from $901.0 million in the comparable period of the prior year. Net revenues decreased slightly in constant currency.
The following table presents revenues by segment in both historical currency and constant currency for the six months ended April 30, 2011 and 2010:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)

April 30, 2010	$386,694	$386,585	$125,697	$2,050	$901,026
April 30, 2011	404,459	372,140	125,141	2,803	904,543
Percentage increase (decrease)	5%	(4%)	(0%)		0%

Constant currency (current year exchange rates)

April 30, 2010	386,694	379,459	139,344	2,050	907,547
April 30, 2011	404,459	372,140	125,141	2,803	904,543
Percentage increase (decrease)	5%	(2%)	(10%)		(0%)
Revenues in the Americas segment increased 5% to $404.5 million for the six months ended April 30, 2011 from $386.7 million in the comparable period of the prior year, while European segment revenues decreased 4% to $372.1 million from $386.6 million and Asia/Pacific segment revenues decreased slightly to $125.1 million from $125.7 million for those same periods. The increase in the Americas came primarily from DC and Quiksilver brand revenues, partially offset by a decrease in Roxy brand revenues. The increase in DC brand revenues came primarily from our footwear product category and, to a lesser extent, our accessories product category. The increase in Quiksilver brand revenues came primarily from our accessories product category and, to a lesser extent, our footwear and apparel product categories. The decrease in Roxy brand revenues, which came primarily from our apparel product category, was partially offset by growth in our accessories and footwear product categories. European net revenues decreased 2% in constant currency. The currency adjusted decrease in Europe came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues, partially offset by growth in DC brand revenues. The decrease in Roxy brand revenues was generally from our apparel product category and, to a lesser extent, our accessories product category, partially offset by modest growth in our footwear product category. The decrease in Quiksilver brand revenues was primarily from our accessories product category and, to a lesser extent, our apparel product category. The increase in DC brand revenues came primarily from growth in our apparel product category and, to a lesser extent, our accessories and footwear product categories. Asia/Pacific’s net revenues decreased 10% in constant currency. The currency adjusted revenue decrease in Asia/Pacific came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues, partially offset by strong growth in DC brand revenues.
Our consolidated gross profit margin for the six months ended April 30, 2011 increased to 53.7% from 52.3% in the comparable period of the prior year. The gross profit margin in the Americas segment increased to 47.7% from 45.0%, while our European segment gross profit margin increased to 60.6% from 59.3%, and our Asia/Pacific segment gross profit margin decreased to 53.9% from 54.5% for those same periods. The increase in the Americas segment gross profit margin was primarily the result of a greater percentage of retail versus wholesale sales and, to a lesser extent, a shift in product mix. Our European segment gross profit margin increased primarily as a result of improved retail margins and, to a lesser extent, improved wholesale margins. In our Asia/Pacific segment, the gross profit margin decrease was primarily due to additional clearance business in Australia, partially offset by continued margin improvements in Japan, although, such improvements were somewhat muted due to the impact of the natural disasters that occurred in that market.
Our SG&A for the six months ended April 30, 2011 increased 3% to $427.2 million from $416.6 million in the comparable period of the prior year. SG&A increased 2% in constant currency. In the Americas segment, these expenses increased 7% to $168.1 million from $157.6 million in the comparable period of the prior year, while our European segment SG&A decreased 4% to $165.0 million from $171.8 million, and our Asia/Pacific segment SG&A increased 14% to $72.6 million from $63.6 million for those same periods. As a percentage of revenues, SG&A increased to 47.2% for the six months ended April 30, 2011 from 46.2% for the six months ended April 30, 2010. In the Americas, SG&A as a percentage of revenues increased to 41.6% from 40.7% in the comparable period of the prior year. In Europe, SG&A as a percentage of revenues decreased to 44.3% from 44.4%, and in Asia/Pacific, SG&A as a percentage of revenues increased to 58.1% from 50.6% for those same periods. The increase in SG&A as a percentage of revenues in our Americas segment was primarily due to additional spending to support growth initiatives, including marketing, retail and ecommerce expenses. The decrease in SG&A as a percentage of revenues in our European segment was primarily due to lower retail store expenses. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues and, to a lesser extent, the cost of operating additional retail stores.
Asset impairment charges for the six months ended April 30, 2011 were $74.6 million, compared to zero in the comparable period of the prior year. These charges primarily consist of the $74.1 million goodwill impairment charge recorded in our Asia/Pacific segment.
Interest expense for the six months ended April 30, 2011 increased to $44.1 million from $42.9 million in the comparable period of the prior year primarily as a result of the approximate $13.7 million write-off of deferred debt issuance costs associated with our European term loans that were paid off in December 2010 upon the issuance of our European senior notes. This increase in interest expense was partially offset by lower interest expense of approximately $12.5 million as a result of the decline in our total outstanding debt of approximately $145.1 million from April 30, 2010 to April 30, 2011. Including the write-off of the deferred debt issuance costs, approximately $17.1 million of the $44.1 million in interest expense was non-cash interest expense.
Our foreign currency gain amounted to $4.4 million for the six months ended April 30, 2011 compared to $6.6 million in the comparable period of the prior year. The current year gain resulted primarily from the foreign currency exchange effect of certain U.S. dollar denominated liabilities of our foreign subsidiaries.
Our income tax expense for the six months ended April 30, 2011 was $40.9 million compared to $13.1 million for the six months ended April 30, 2010. During the six months ended April 30, 2011 we increased tax expense to establish a valuation allowance of approximately $26.0 million against deferred tax assets in our Asia/Pacific segment. As a result of this valuation allowance, and the valuation allowance previously established in the U.S., no tax benefits were recognized for losses in those tax jurisdictions.
Our loss from continuing operations for the six months ended April 30, 2011 was $99.6 million, or $0.62 per share on a diluted basis, compared to income of $3.4 million, or $0.02 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA decreased to $92.5 million from $96.6 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of unsecured senior notes to fund a portion of the purchase price for the Rossignol business and to refinance certain existing indebtedness. In December 2010, we issued €200 million (approximately $265 million at issuance) in unsecured senior notes (“European Senior Notes”) to repay our existing European term loans. This transaction extended virtually all of our short-term maturities to a long-term basis.
As we used the proceeds from the European Senior Notes to repay our existing European term loans, we recognized non-cash, non-operating charges during the six months ended April 30, 2011 of approximately $13.7 million to write-off the deferred debt issuance costs related to such term loans. The debt issuance costs associated with the issuance of the European Senior Notes of $6.4 million will be amortized into interest expense over the seven year term of the European Senior Notes.
The European Senior Notes bear a coupon interest rate of 8.875% and are due December 15, 2017. The European Senior Notes are general senior obligations and are fully and unconditionally guaranteed on a senior basis by us and certain of our current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. We may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; cause our restricted subsidiaries to pay dividends or make other payments to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. We are currently in compliance with these covenants.
As of April 30, 2011, we had a total of approximately $733 million of indebtedness compared to a total of approximately $729 million of indebtedness at October 31, 2010. While our total indebtedness has remained constant, we are no longer subject to significant scheduled repayments within the next four years.
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
Cash Flows
Operating activities from continuing operations provided cash of $72.0 million in the six months ended April 30, 2011 compared to $131.2 million in the six months ended April 30, 2010. This $59.2 million decrease in cash provided was primarily due to decreases in cash provided by our net loss adjusted for other non-cash charges of $4.2 million, and increases in cash used for working capital of $55.0 million.
Capital expenditures from continuing operations totaled $33.9 million for the six months ended April 30, 2011, compared to $18.8 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer and warehouse equipment, including our new global enterprise-wide reporting system.
During the six months ended April 30, 2011, net cash used in financing activities from continuing operations totaled $8.3 million, compared to $120.2 million in the comparable period of the prior year. Net cash used primarily resulted from repayments made on our Asia/Pacific short-term lines of credit. Financing activities also include the issuance of our European Senior Notes and the subsequent use of such proceeds to repay our European term loans.
The net increase in cash and cash equivalents for the six months ended April 30, 2011 was $18.0 million compared to a net increase of $45.8 million in the comparable period of the prior year. Cash and cash equivalents totaled $138.6 million at April 30, 2011 compared to $120.6 million at October 31, 2010, while working capital was $535.1 million at April 30, 2011 compared to $537.4 million at October 31, 2010.
Trade Accounts Receivable and Inventories
Our trade accounts receivable decreased 7% to $341.8 million at April 30, 2011 from $368.4 million at October 31, 2010. Accounts receivable in our Americas segment decreased 16% to $154.5 million at April 30, 2011 from $185.0 million at October 31, 2010, European segment accounts receivable increased 15% to $154.0 million from $134.0 million and Asia/Pacific segment accounts receivable decreased 33% to $33.3 million from $49.4 million for those same periods. Compared to April 30, 2010 accounts receivable increased 5% in the Americas segment, remained constant in our European segment and increased 2% in our Asia/Pacific segment. In constant currency, consolidated trade accounts receivable decreased 4% compared to April 30, 2010. The decrease in consolidated trade accounts receivable was a result of improved collections. Included in accounts receivable at April 30, 2011 are approximately $23.2 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, are deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding decreased by approximately 1 day at April 30, 2011 compared to April 30, 2010.
Consolidated inventories increased 8% to $289.5 million at April 30, 2011 from $268.0 million at October 31, 2010. Inventories in the Americas segment increased 16% to $138.7 million from $119.3 million at October 31, 2010, European segment inventories decreased less than 1% to $83.5 million from $83.9 million and Asia/Pacific segment inventories increased 4% to $67.2 million from $64.8 million. Compared to April 30, 2010, inventories increased 35% in the Americas segment, increased 25% in our European segment and increased 18% in our Asia/Pacific segment. In constant currency, our consolidated inventories increased 18% compared to April 30, 2010. The increase in consolidated inventories was primarily the result of a shift in the timing of our receipt of goods and, to a lesser extent, restocking relative to very lean inventory levels of the prior year. Consolidated average annual inventory turnover was approximately 3.0 at April 30, 2011 compared to approximately 3.6 at April 30, 2010.
Income Taxes
During the six months ended April 30, 2011, our liability for uncertain tax positions, exclusive of interest and penalties, increased by $2.5 million to approximately $147.4 million. This increase resulted from increases of $0.3 million for positions taken in prior periods and $7.4 million due to foreign exchange rate fluctuations, partially offset by a decrease of $5.2 million due to settlements with taxing authorities.
During the fiscal year ended October 31, 2010, we recorded a liability of $108.6 million that, if resolved unfavorably, would result in the reduction of tax attributes rather than a cash obligation. This liability and the corresponding tax attributes are presented on a net basis on our accompanying consolidated balance sheets.
If our positions are favorably sustained by the relevant taxing authority, approximately $142.6 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.
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
As of October 31, 2010, the fair value of our Americas and Europe reporting units substantially exceeded their carrying values. For our Asia/Pacific reporting unit, the fair value exceeded the carrying value by approximately 9%. However, due to the natural disasters that occurred in several of our markets within our Asia/Pacific reporting unit during the three months ended April 30, 2011 and their resulting impact on our business, we evaluated the recoverability of goodwill in our Asia/Pacific reporting unit again as of April 30, 2011. As a result of this evaluation, we recorded a goodwill impairment charge of approximately $74.1 million. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability in our reporting units, future reductions in our expected cash flows for a reporting unit could cause a material impairment of goodwill.
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
Income Taxes
Income tax expense for interim periods is recognized based on the estimated annual effective tax rate applied to pretax income. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value, thereby decreasing net income. This determination was made in regards to the deferred tax assets in our Asia/Pacific segment during the three months ended April 30, 2011, resulting in an increase to tax expense of approximately $26.0 million. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determine that the deferred tax assets, which had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
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
Forward-Looking Statements
All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition, liquidity and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “likely,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:
•	our ability to achieve the financial results that we anticipate;

•	future expenditures for capital projects, including the implementation of our global enterprise-wide reporting system;

•	increases in production costs and raw materials, particularly with respect to cotton and other commodities;

•	deterioration of global economic conditions and credit and capital markets;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations; and

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.
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
European revenues decreased 2% in euros during the six months ended April 30, 2011 compared to the six months ended April 30, 2010. As measured in U.S. dollars and reported in our consolidated statements of operations, European revenues decreased 4% as a result of a stronger U.S. dollar versus the euro in comparison to the prior period.
Asia/Pacific revenues decreased 10% in Australian dollars during the six months ended April 30, 2011 compared to the six months ended April 30, 2010. As measured in U.S. dollars and reported in our consolidated statements of operations, Asia/Pacific revenues remained constant as a result of a stronger Australian dollar and Japanese yen versus the U.S. dollar in comparison to the prior period.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of April 30, 2011.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.
Exhibits
2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2010).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

10.1	Quiksilver, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 9, 2011). (1)

Item 6.
Exhibits
10.2	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with Form Stock Option and Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 23, 2011). (1)

10.3	Consulting Services Agreement between Paul Speaker and Quiksilver, Inc. dated March 23, 2011. (1)

10.4	Standard Form of Restricted Stock Unit Agreement under the Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(1)	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
June 9, 2011	/s/ Brad L. Holman
Brad L. Holman
Senior Vice President and Corporate Controller (Principal Accounting Officer and Authorized Signatory)