Form 10-Q
period 2011-07-31
QUIKSILVER INC
filed 2011-09-09
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
September 2, 2011 was 165,161,877

QUIKSILVER, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended July 31,
In thousands, except per share amounts	2011	2010
Revenues, net	$503,317	$441,475
Cost of goods sold	248,199	210,742

Gross profit	255,118	230,733

Selling, general and administrative expense	221,172	193,155
Asset impairments	—	3,225

Operating income	33,946	34,353

Interest expense	15,663	20,630
Foreign currency (gain) loss	(1,456)	213

Income before provision for income taxes	19,739	13,510

Provision for income taxes	8,996	5,096

Income from continuing operations	10,743	8,414
Income from discontinued operations, net of tax	—	143

Net income	10,743	8,557
Less: net income attributable to non-controlling interest	(306)	(251)

Net income attributable to Quiksilver, Inc.	$10,437	$8,306

Income per share from continuing operations attributable to Quiksilver, Inc.	$0.06	$0.06

Income per share from discontinued operations attributable to Quiksilver, Inc.	$—	$0.00

Net income per share attributable to Quiksilver, Inc.	$0.06	$0.06

Income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$0.06	$0.05

Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$—	$0.00

Net income per share attributable to Quiksilver, Inc., assuming dilution	$0.06	$0.06

Weighted average common shares outstanding	162,822	129,756

Weighted average common shares outstanding, assuming dilution	183,488	150,188

Amounts attributable to Quiksilver, Inc.:
Income from continuing operations	$10,437	$8,163
Income from discontinued operations	—	143

Net income	$10,437	$8,306

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended July 31,
In thousands	2011	2010
Net income	$10,743	$8,557
Other comprehensive income:
Foreign currency translation adjustment	(6,603)	(5,269)
Net unrealized gain on derivative instruments, net of tax of $3,283 (2011) and $556 (2010)	6,483	427

Comprehensive income	10,623	3,715
Comprehensive income attributable to non-controlling interest	(306)	(251)

Comprehensive income attributable to Quiksilver, Inc.	$10,317	$3,464

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended July 31,
In thousands, except per share amounts	2011	2010
Revenues, net	$1,407,860	$1,342,501
Cost of goods sold	667,103	640,332

Gross profit	740,757	702,169

Selling, general and administrative expense	648,356	609,731
Asset impairments	74,610	3,225

Operating income	17,791	89,213

Interest expense	59,727	63,542
Foreign currency gain	(5,886)	(6,380)

(Loss) income before provision for income taxes	(36,050)	32,051

Provision for income taxes	49,937	18,189

(Loss) income from continuing operations	(85,987)	13,862
Income from discontinued operations, net of tax	—	821

Net (loss) income	(85,987)	14,683
Less: net income attributable to non-controlling interest	(3,169)	(2,307)

Net (loss) income attributable to Quiksilver, Inc.	$(89,156)	$12,376

(Loss) income per share from continuing operations attributable to Quiksilver, Inc.	$(0.55)	$0.09

Income per share from discontinued operations attributable to Quiksilver, Inc.	$—	$0.01

Net (loss) income per share attributable to Quiksilver, Inc.	$(0.55)	$0.10

(Loss) income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.55)	$0.08

Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$—	$0.01

Net (loss) income per share attributable to Quiksilver, Inc., assuming dilution	$(0.55)	$0.09

Weighted average common shares outstanding	162,198	128,000

Weighted average common shares outstanding, assuming dilution	162,198	143,623

Amounts attributable to Quiksilver, Inc.:
(Loss) income from continuing operations	$(89,156)	$11,555
Income from discontinued operations	—	821

Net (loss) income	$(89,156)	$12,376

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine months ended July 31,
In thousands	2011	2010
Net (loss) income	$(85,987)	$14,683
Other comprehensive income (loss):
Foreign currency translation adjustment	21,092	(27,542)
Net unrealized (loss) gain on derivative instruments, net of tax of $(7,616) (2011) and $12,532 (2010)	(17,456)	24,766

Comprehensive (loss) income	(82,351)	11,907
Comprehensive income attributable to non-controlling interest	(3,169)	(2,307)

Comprehensive (loss) income attributable to Quiksilver, Inc.	$(85,520)	$9,600

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
In thousands, except share amounts	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$126,210	$120,593
Trade accounts receivable, less allowances of $54,381 (2011) and $48,043 (2010)	385,927	368,428
Other receivables	16,657	42,512
Income taxes receivable	4,674	—
Inventories	364,833	268,037
Deferred income taxes short-term	18,134	39,053
Prepaid expenses and other current assets	31,787	25,206
Current assets held for sale	—	12

Total current assets	948,222	863,841

Fixed assets, less accumulated depreciation and amortization of $276,192 (2011) and $253,931 (2010)	237,138	220,350
Intangible assets, net	138,934	140,567
Goodwill	273,549	332,488
Other assets	56,868	53,296
Deferred income taxes long-term	72,855	85,579

Total assets	$1,727,566	$1,696,121

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$8,928	$22,586
Accounts payable	238,866	179,402
Accrued liabilities	134,365	115,009
Current portion of long-term debt	4,820	5,182
Income taxes payable	—	3,484
Liabilities related to assets held for sale	—	739

Total current liabilities	386,979	326,402

Long-term debt, net of current portion	733,415	701,005
Other long-term liabilities	56,056	49,119

Total liabilities	1,176,450	1,076,526

Equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares - 285,000,000; issued shares — 168,047,077 (2011) and 166,867,127 (2010)	1,680	1,669
Additional paid-in capital	527,122	513,102
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(100,463)	(11,307)
Accumulated other comprehensive income	117,318	113,682

Total Quiksilver, Inc. stockholders’ equity	538,879	610,368
Non-controlling interest	12,237	9,227

Total equity	551,116	619,595

Total liabilities and equity	$1,727,566	$1,696,121

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended July 31,
In thousands	2011	2010
Cash flows from operating activities:
Net (loss) income	$(85,987)	$14,683
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	—	(821)
Depreciation and amortization	40,154	40,215
Stock-based compensation	9,916	11,414
Provision for doubtful accounts	8,612	11,466
Gain on disposal of fixed assets	(2,657)	(683)
Foreign currency loss (gain)	93	(2,938)
Asset impairments	74,610	3,225
Non-cash interest expense	18,067	19,613
Equity in earnings	(630)	(656)
Deferred income taxes	45,915	21,816
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	(19,085)	58,892
Other receivables	20,453	6,424
Inventories	(83,339)	(10,298)
Prepaid expenses and other current assets	(10,001)	(12,651)
Other assets	(5,488)	6,285
Accounts payable	55,676	48,610
Accrued liabilities and other long-term liabilities	(1,956)	(750)
Income taxes payable	(17,180)	(24,061)

Cash provided by operating activities of continuing operations	47,173	189,785
Cash provided by operating activities of discontinued operations	—	3,707

Net cash provided by operating activities	47,173	193,492
Cash flows from investing activities:
Capital expenditures	(46,688)	(29,972)
Business acquisitions, net of cash acquired	(5,578)	—
Changes in restricted cash	—	52,706

Cash (used in) provided by investing activities of continuing operations	(52,266)	22,734
Cash used in investing activities of discontinued operations	—	—

Net cash (used in) provided by investing activities	(52,266)	22,734
Cash flows from financing activities:
Borrowings on lines of credit	14,807	8,143
Payments on lines of credit	(29,172)	(16,707)
Borrowings on long-term debt	292,467	36,751
Payments on long-term debt	(260,818)	(183,182)
Payments of debt issuance costs	(6,308)	(1,823)
Stock option exercises and employee stock purchases	4,116	3,429
Purchase of non-controlling interest	—	(3,549)

Cash provided by (used in) financing activities of continuing operations	15,092	(156,938)
Cash provided by financing activities of discontinued operations	—	—

Net cash provided by (used in) financing activities	15,092	(156,938)

Effect of exchange rate changes on cash	(4,382)	(3,151)

Net increase in cash and cash equivalents	5,617	56,137
Cash and cash equivalents, beginning of period	120,593	99,516

Cash and cash equivalents, end of period	$126,210	$155,653

Supplementary cash flow information:
Cash paid during the period for:
Interest	$32,563	$36,669

Income taxes	$16,784	$14,043

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
Quiksilver, Inc. (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 2011 and 2010. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2010 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.
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
2.	New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning November 1, 2012 and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.
3.	Earnings per Share and Stock-Based Compensation
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below sets forth the reconciliation of the denominator of each net income (loss) per share calculation:

	Three months ended		Nine months ended
	July 31,		July 31,
In thousands	2011	2010	2011	2010
Shares used in computing basic net income (loss) per share	162,822	129,756	162,198	128,000
Dilutive effect of stock options and restricted stock(1)	5,044	5,318	—	3,617
Dilutive effect of stock warrants(1)	15,622	15,114	—	12,006

Shares used in computing diluted net income (loss) per share	183,488	150,188	162,198	143,623

(1)	For the three months ended July 31, 2011 and 2010, additional stock options outstanding of 10,493,000 and 10,501,000, respectively, and additional warrant shares outstanding of 10,032,000 and 10,540,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method. For the nine months ended July 31, 2011, the shares used in computing diluted net loss per share do not include 5,185,000 dilutive stock options and shares of restricted stock, nor 15,305,000 dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the nine months ended July 31, 2011 and 2010, additional stock options outstanding of 10,679,000 and 11,862,000, respectively, and additional warrant shares outstanding of 10,349,000 and 13,648,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718 “Stock Compensation.” Stock-based compensation expense is included as selling, general and administrative expense for the period.
In June 2011, the Company granted performance based options and performance based restricted stock units to certain key employees and executives. In addition to a required service period, the vesting of the options is contingent upon a combination of the Company’s achievement of specified annual performance targets and specified common stock price thresholds, while the vesting of the restricted stock units is contingent upon a required service period as well as the Company’s achievement of a specified common stock price threshold. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies in the awards, the Company used a Monte-Carlo simulation in order to determine the grant date fair values of the awards. The assumptions used in the Monte-Carlo simulation for the options and restricted stock units included a risk-free interest rate of 3.0% and 1.7%, respectively, volatility of 67.3% and 82.0%, respectively, and zero dividend yield. Additionally, the options were assumed to be voluntarily exercised, or canceled if underwater, at the midpoint of vesting and the contractual term. The weighted average fair value of the options was $3.21 and the weighted average fair value of the restricted stock units was $3.88.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity related to performance based options and performance based restricted stock units for the nine months ended July 31, 2011 is as follows:

		Performance
		Restricted Stock
	Performance Options	Units
Non-vested, October 31, 2010	—	—
Granted	936,000	7,520,000
Vested	—	—
Canceled	—	—

Non-vested, July 31, 2011	936,000	7,520,000

As of July 31, 2011, the Company had approximately $2.8 million and $23.6 million of unrecognized compensation expense, net of estimated forfeitures, related to the performance options and the performance restricted stock units, respectively. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 4.0 years and 1.5 years, respectively.
For non-performance based options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the nine months ended July 31, 2011 and 2010, options were valued assuming a risk-free interest rate of 1.9% and 2.7%, respectively, volatility of 82.4% and 73.9%, respectively, zero dividend yield, and an expected life of 5.3 and 6.4 years, respectively. The weighted average fair value of options granted was $3.39 and $1.03 for the nine months ended July 31, 2011 and 2010, respectively. The Company records stock compensation expense using the graded vested method over the vesting period, which is generally three years. As of July 31, 2011, the Company had approximately $6.5 million of unrecognized compensation expense, for non-performance based options, expected to be recognized over a weighted average period of approximately 1.9 years.
Changes in shares under option, excluding performance options, for the nine months ended July 31, 2011 are as follows:

		Weighted	Weighted	Aggregate
Dollar amounts in thousands,		Average	Average	Intrinsic
except per share amounts	Shares	Price	Life	Value
Outstanding, October 31, 2010	12,731,430	$4.48
Granted	2,315,000	5.01
Exercised	(750,871)	3.94		$806
Canceled	(882,512)	7.66

Outstanding, July 31, 2011	13,413,047	$4.40	6.3	$20,263

Options exercisable, July 31, 2011	5,982,373	$5.68	3.9	$5,998

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in non-vested shares under option, excluding performance options, for the nine months ended July 31, 2011 are as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested, October 31, 2010	7,838,750	$1.06
Granted	2,315,000	3.39
Vested	(2,453,067)	1.02
Canceled	(270,009)	0.85

Non-vested, July 31, 2011	7,430,674	$1.80

In March 2006, the Company’s shareholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests from three to five years. In March 2010, the Company’s shareholders approved a grant of 3 million shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, 1,800,000 shares have already vested, with the remaining 1,200,000 shares to vest in two equal, annual installments in April 2012 and 2013. In March 2011, the Company’s shareholders approved an amendment to the 2000 Stock Incentive Plan that increased the maximum number of total shares and the maximum number of restricted shares issuable under the plan by 10 million shares.
Changes in restricted stock for the nine months ended July 31, 2011 are as follows:

Shares
Outstanding, October 31, 2010	2,842,004
Granted	120,000
Vested	(840,335)
Forfeited	—

Outstanding, July 31, 2011	2,121,669

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and will adjust the amortization period as appropriate. As of July 31, 2011, there had been no acceleration of any amortization periods. As of July 31, 2011, the Company had approximately $2.7 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.1 years.
4.	Inventories
Inventories consist of the following:

	July 31,	October 31,
In thousands	2011	2010
Raw materials	$8,651	$6,894
Work in-process	2,167	3,914
Finished goods	354,015	257,229

	$364,833	$268,037

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Intangible Assets and Goodwill
A summary of intangible assets is as follows:

	July 31, 2011			October 31, 2010
			Net			Net
	Gross	Amorti-	Book	Gross	Amorti-	Book
In thousands	Amount	zation	Value	Amount	zation	Value
Amortizable trademarks	$20,199	$(9,503)	$10,696	$19,752	$(8,308)	$11,444
Amortizable licenses	14,776	(12,805)	1,971	13,219	(10,465)	2,754
Other amortizable intangibles	9,052	(5,876)	3,176	8,386	(5,318)	3,068
Non-amortizable trademarks	123,091	—	123,091	123,301	—	123,301

	$167,118	$(28,184)	$138,934	$164,658	$(24,091)	$140,567

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the nine month periods ended July 31, 2011 and 2010 was $2.3 million and $2.4 million, respectively. Annual amortization expense is estimated to be approximately $3.0 million in the fiscal years ending October 31, 2011 and 2012 and approximately $2.0 million in the fiscal years ending October 31, 2013 through October 31, 2016.

Due to the natural disasters that occurred throughout the Asia/Pacific region during the three months ended April 30, 2011 and their resulting impact on the Company’s business, the Company remeasured the value of its intangible assets in its Asia/Pacific segment in accordance with Accounting Standards Codification (“ASC”) 350 as of April 30, 2011. As a result, the Company noted that the carrying value of these assets was in excess of their estimated fair value, and therefore, the Company recorded related goodwill impairment charges of approximately $74.1 million during the three months ended April 30, 2011. The fair value of assets was estimated using a combination of a discounted cash flow approach and market approach. The value implied by the test was affected by (1) a reduction in near-term future cash flows expected for the Asia/Pacific segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The projected future cash flows, discount rates applied and current estimates of market value have all been impacted by the aforementioned natural disasters that occurred throughout the Asia/Pacific region, contributing to the estimated decline in value. Goodwill in the Asia/Pacific segment arose primarily from the acquisition of the Australian and Japanese distributors in fiscal 2003, including subsequent earnout payments to the former owners of these businesses, and the acquisition of certain Australian retail store locations in fiscal 2005.

Goodwill related to the Company’s operating segments is as follows:

	July 31,	October 31,
In thousands	2011	2010
Americas	$76,374	$75,051
Europe	190,968	181,555
Asia/Pacific	6,207	75,882

	$273,549	$332,488

Goodwill decreased approximately $58.9 million during the nine months ended July 31, 2011, primarily as a result of the $74.1 goodwill impairment recorded related to the Company’s Asia/Pacific segment. This decrease was partially offset by an increase of approximately $9.6 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $5.6 million related to minor acquisitions.

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
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	July 31,	October 31,
In thousands	2011	2010
Foreign currency translation adjustment	$136,027	$114,935
Loss on cash flow hedges	(18,709)	(1,253)

	$117,318	$113,682

7.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues primarily from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 3% of the Company’s net revenues from continuing operations for the nine months ended July 31, 2011 and 2010.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the Company’s operating segments is as follows:

	Three Months Ended July 31,
In thousands	2011	2010
Revenues, net:
Americas	$260,159	$234,630
Europe	176,438	151,675
Asia/Pacific	65,495	54,504
Corporate operations	1,225	666

	$503,317	$441,475

Gross profit:
Americas	$115,065	$109,594
Europe	106,451	91,939
Asia/Pacific	34,347	28,728
Corporate operations	(745)	472

	$255,118	$230,733

SG&A expense:
Americas	$87,984	$79,964
Europe	85,402	76,215
Asia/Pacific	36,314	29,168
Corporate operations	11,472	7,808

	$221,172	$193,155

Asset impairments:
Americas	$—	$1,939
Europe	—	100
Asia/Pacific	—	1,186
Corporate operations	—	—

	$—	$3,225

Operating income (loss):
Americas	$27,081	$27,691
Europe	21,049	15,624
Asia/Pacific	(1,967)	(1,626)
Corporate operations	(12,217)	(7,336)

	$33,946	$34,353

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended July 31,
In thousands	2011	2010
Revenues, net:
Americas	$664,618	$621,324
Europe	548,578	538,260
Asia/Pacific	190,636	180,201
Corporate operations	4,028	2,716

	$1,407,860	$1,342,501

Gross profit:
Americas	$308,032	$283,606
Europe	332,083	321,300
Asia/Pacific	101,842	97,171
Corporate operations	(1,200)	92

	$740,757	$702,169

SG&A expense:
Americas	$256,117	$237,516
Europe	250,388	247,979
Asia/Pacific	108,961	92,804
Corporate operations	32,890	31,432

	$648,356	$609,731

Asset impairments:
Americas	$465	$1,939
Europe	—	100
Asia/Pacific	74,145	1,186
Corporate operations	—	—

	$74,610	$3,225

Operating income (loss):
Americas	$51,450	$44,151
Europe	81,695	73,221
Asia/Pacific	(81,264)	3,181
Corporate operations	(34,090)	(31,340)

	$17,791	$89,213

	July 31,	October 31,
	2011	2010
Identifiable assets:
Americas	$569,552	$535,580
Europe	867,970	800,754
Asia/Pacific	214,341	298,503
Corporate operations	75,703	61,284

	$1,727,566	$1,696,121

8.	Derivative Financial Instruments
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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of July 31, 2011, the Company had hedged forecasted transactions expected to occur through July 2013. Assuming July 31, 2011 exchange rates remain constant, $18.7 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 24 months.

For the nine months ended July 31, 2011 and 2010, the effective portions of gains and losses on derivative instruments in the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) were as follows:

	Nine Months Ended July 31,
	2011	2010
In thousands	Amount		Location
(Loss) gain recognized in OCI on derivatives	$(25,869)	$30,993	Other comprehensive income
(Loss) gain reclassified from accumulated OCI into income	$(2,994)	$5,624	Cost of goods sold
Loss reclassified from accumulated OCI into income	$(1,033)	$—	Interest expense
Gain reclassified from accumulated OCI into income	$501	$343	Foreign currency gain
Gain recognized in income on derivatives	$—	$816	Foreign currency gain
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

As of July 31, 2011, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and future cash receipts:

		Notional		Fair
In thousands	Commodity	Amount	Maturity	Value
United States dollars	Inventory	$498,819	Aug 2011 — Jul 2013	$(23,406)
Swiss francs	Accounts receivable	17,180	Aug 2011 — Oct 2012	(2,085)
British pounds	Accounts receivable	8,214	Aug 2011 — Oct 2011	419

		$524,213		$(25,072)

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
The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets:

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value
In thousands		July 31, 2011
Derivative assets:
Other receivables	$—	$649	$—	$649
Other assets	—	588	—	588
Derivative liabilities:
Accrued liabilities	—	(20,661)	—	(20,661)
Other long-term liabilities	—	(5,648)	—	(5,648)

Total fair value	$—	$(25,072)	$—	$(25,072)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value
In thousands		October 31, 2010
Derivative assets:
Other receivables	$—	$8,428	$—	$8,428
Other assets	—	—	—	—
Derivative liabilities:
Accrued liabilities	—	(6,964)	—	(6,964)
Other long-term liabilities	—	(2,752)	—	(2,752)

Total fair value	$—	$(1,288)	$—	$(1,288)

9.	Litigation, Indemnities and Guarantees
The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition, results of operations or cash flows.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of July 31, 2011, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.
10.	Income Taxes
During the nine months ended July 31, 2011, the Company evaluated the realizability of all of its deferred tax assets in each tax jurisdiction. The Company has evaluated the need for a valuation allowance under ASC 740 with respect to its Australian consolidated tax group, the Company’s operations in Japan, and the Company’s operations in New Zealand, which includes a portion of the Asia/Pacific operating segment as well as the Australian entities included in the corporate operations segment.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accordingly, the Company has concluded that based on all available information and proper weighting of objective and subjective evidence as of July 31, 2011, including a cumulative loss that had been sustained over a three-year period, it is more likely than not that its deferred tax assets in certain jurisdictions in the Asia/Pacific segment will not be realized and a full valuation allowance of $26.0 million was established. As of July 31, 2011, the Company also continued to maintain a full valuation allowance against its net deferred tax assets in the United States. As a result of the valuation allowances recorded in the U.S. and certain jurisdictions in the Asia/Pacific segment, no tax benefits have been recognized for losses incurred in those tax jurisdictions.

On July 31, 2011, the Company’s liability for uncertain tax positions was approximately $143.8 million resulting from unrecognized tax benefits, excluding interest and penalties. During the nine months ended July 31, 2011, the Company decreased its liability for uncertain tax positions, exclusive of interest and penalties, by $1.1 million. The Company decreased its liability by $5.2 million due to settlements with taxing authorities, which was partially offset by an increase of $0.3 million for positions taken in the current period, by $0.2 million for positions taken in prior periods and by $3.6 million due to foreign exchange rate fluctuations.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $138.8 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position that the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from an increase of the liability for unrecognized tax benefits of up to $2.0 million to a reduction of the liability for unrecognized tax benefits of up to $130.0 million, excluding penalties, interest and foreign exchange rate fluctuations.
11.	Restructuring Charges
In connection with its cost reduction efforts, the Company formulated the Fiscal 2009 Cost Reduction Plan (the “Plan”). The Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the nine months ended July 31, 2011, the Company determined that it would utilize certain facilities in the United States that were previously vacated, and reversed approximately $2.1 million of previously recognized lease loss accruals. The Company continues to evaluate its facilities in the United States, as well as its overall cost structure, and may incur future charges under the Plan.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Activity and liability balances recorded as part of the Plan are as follows:

		Facility
In thousands	Workforce	& Other	Total
Balance November 1, 2009	$9,958	$3,951	$13,909
Charged to expense	8,339	1,676	10,015
Cash payments	(13,020)	(2,226)	(15,246)
Adjustments to accrual	(425)	—	(425)
Foreign currency translation	66	—	66

Balance, October 31, 2010	4,918	3,401	8,319

Charged to expense	816	232	1,048
Cash payments	(5,700)	(599)	(6,299)
Adjustments to accrual	—	(2,118)	(2,118)
Foreign currency translation	23	8	31

Balance, July 31, 2011	$57	$924	$981

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Debt
A summary of lines of credit and long-term debt is as follows:

	July 31,	October 31,
In thousands	2011	2010
European short-term credit arrangements	$—	$—
Asia/Pacific short-term lines of credit	8,928	22,586
Americas credit facility	21,660	—
Americas long-term debt	18,500	20,000
European long-term debt	—	265,222
European credit facility	—	—
Senior notes	400,000	400,000
European senior notes	287,936	—
Capital lease obligations and other borrowings	10,139	20,965

	$747,163	$728,773

As of July 31, 2011, the Company’s credit facilities allowed for total maximum cash borrowings and letters of credit of $277.8 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $30.6 million of borrowings drawn on these credit facilities as of July 31, 2011, and letters of credit issued at that time totaled $69.6 million. The amount of availability for borrowings under these facilities as of July 31, 2011 was $82.6 million, $76.6 million of which could also be used for letters of credit in the United States. In addition to the $82.6 million of availability for borrowings, the Company also had $92.5 million in additional capacity for letters of credit in Europe and Asia/Pacific as of July 31, 2011. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is currently in compliance with such covenants.

In May 2011, the Company terminated its €100 million secured financing facility in its European operating segment. This facility was originally scheduled to expire in August 2011. The Company had not had any outstanding borrowings on this facility during the current year. This facility has been replaced by new lines of credit from numerous banks in Europe that provide up to $113.7 million of available capacity. As of July 31, 2011, there were no outstanding borrowings drawn on these lines and letters of credit outstanding totaled $21.8 million.

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Company used the proceeds from the European Senior Notes to repay its then existing European term loans and to pay related fees and expenses. As a result, the Company recognized non-cash, non-operating charges during the nine months ended July 31, 2011 of approximately $13.7 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans. The Company capitalized approximately $6.4 million of debt issuance costs associated with the issuance of the European Senior Notes, which will be amortized into interest expense over the seven year term of the European Senior Notes.

The estimated fair values of the Company’s lines of credit and long-term debt are as follows:

	July 31, 2011
	Carrying
In thousands	Amount	Fair Value
Lines of credit	$8,928	$8,928
Long-term debt	738,235	745,932

	$747,163	$754,860

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

13.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of July 31, 2011 and October 31, 2010 and for the three and nine month periods ended July 31, 2011 and 2010. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2011, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended July 31, 2011

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$216,614	$302,377	$(15,790)	$503,317
Cost of goods sold	—	122,044	133,825	(7,670)	248,199

Gross profit	116	94,570	168,552	(8,120)	255,118

Selling, general and administrative expense	11,366	75,528	140,199	(5,921)	221,172

Operating (loss) income	(11,250)	19,042	28,353	(2,199)	33,946

Interest expense	7,225	1,197	7,241	—	15,663
Foreign currency gain	(23)	(646)	(787)	—	(1,456)
Equity in earnings	(28,889)	—	—	28,889	—

Income before provision for income taxes	10,437	18,491	21,899	(31,088)	19,739

Provision for income taxes	—	1,223	7,773	—	8,996

Net income	10,437	17,268	14,126	(31,088)	10,743
Less: net income attributable to non-controlling interest	—	(306)	—	—	(306)

Net income attributable to Quiksilver, Inc.	$10,437	$16,962	$14,126	$(31,088)	$10,437

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended July 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$188	$200,005	$254,245	$(12,963)	$441,475
Cost of goods sold	—	108,827	107,659	(5,744)	210,742

Gross profit	188	91,178	146,586	(7,219)	230,733

Selling, general and administrative expense	6,590	71,121	121,552	(6,108)	193,155
Asset impairment	—	1,655	1,570	—	3,225

Operating (loss) income	(6,402)	18,402	23,464	(1,111)	34,353

Interest expense	7,228	7,303	6,099	—	20,630
Foreign currency (gain) loss	(44)	(15)	272	—	213
Equity in earnings	(21,578)	—	—	21,578	—

Income before (benefit) provision for income taxes	7,992	11,114	17,093	(22,689)	13,510

(Benefit) provision for income taxes	(314)	660	4,750	—	5,096

Income from continuing operations	8,306	10,454	12,343	(22,689)	8,414
Income from discontinued operations	—	—	143	—	143

Net income	8,306	10,454	12,486	(22,689)	8,557
Less: net income attributable to non-controlling interest	—	(251)	—	—	(251)

Net income attributable to Quiksilver, Inc.	$8,306	$10,203	$12,486	$(22,689)	$8,306

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended July 31, 2011

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$348	$532,662	$910,923	$(36,073)	$1,407,860
Cost of goods sold	—	289,527	392,799	(15,223)	667,103

Gross profit	348	243,135	518,124	(20,850)	740,757

Selling, general and administrative expense	29,960	220,425	416,353	(18,382)	648,356
Asset impairments	—	465	74,145	—	74,610

Operating (loss) income	(29,612)	22,245	27,626	(2,468)	17,791

Interest expense	21,646	2,970	35,111	—	59,727
Foreign currency loss (gain)	34	(245)	(5,675)	—	(5,886)
Equity in earnings	37,864	—	—	(37,864)	—

(Loss) income before (benefit) provision for income taxes	(89,156)	19,520	(1,810)	35,396	(36,050)

(Benefit) provision for income taxes	—	(616)	50,553	—	49,937

Net (loss) income	(89,156)	20,136	(52,363)	35,396	(85,987)
Less: net income attributable to non-controlling interest	—	(3,169)	—	—	(3,169)

Net (loss) income attributable to Quiksilver, Inc.	$(89,156)	$16,967	$(52,363)	$35,396	$(89,156)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended July 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues, net	$282	$511,938	$861,937	$(31,656)	$1,342,501
Cost of goods sold	—	283,744	368,300	(11,712)	640,332

Gross profit	282	228,194	493,637	(19,944)	702,169

Selling, general and administrative expense	28,890	206,890	392,766	(18,815)	609,731
Asset impairment	—	1,655	1,570	—	3,225

Operating (loss) income	(28,608)	19,649	99,301	(1,129)	89,213

Interest expense	21,555	21,466	20,521	—	63,542
Foreign currency gain	(373)	(167)	(5,840)	—	(6,380)
Equity in earnings	(58,282)	—	—	58,282	—

Income (loss) before (benefit) provision for income taxes	8,492	(1,650)	84,620	(59,411)	32,051

(Benefit) provision for income taxes	(3,884)	(933)	23,006	—	18,189

Income (loss) from continuing operations	12,376	(717)	61,614	(59,411)	13,862
Income from discontinued operations	—	—	821	—	821

Net income (loss)	12,376	(717)	62,435	(59,411)	14,683
Less: net income attributable to non- controlling interest	—	(2,307)	—	—	(2,307)

Net income (loss) attributable to Quiksilver, Inc.	$12,376	$(3,024)	$62,435	$(59,411)	$12,376

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
At July 31, 2011

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$277	$400	$125,533	$—	$126,210
Trade accounts receivable, net	—	149,252	236,675	—	385,927
Other receivables	239	4,644	11,774	—	16,657
Income taxes receivable	—	11,484	(6,810)	—	4,674
Inventories	—	113,940	254,190	(3,297)	364,833
Deferred income taxes	—	(3,372)	21,506	—	18,134
Prepaid expenses and other current assets	2,358	9,984	19,445	—	31,787

Total current assets	2,874	286,332	662,313	(3,297)	948,222

Fixed assets, net	15,405	60,398	161,335	—	237,138
Intangible assets, net	3,012	48,937	86,985	—	138,934
Goodwill	—	112,216	161,333	—	273,549
Other assets	4,886	3,849	48,133	—	56,868
Deferred income taxes long-term	—	(11,921)	84,776	—	72,855
Investment in subsidiaries	996,811	—	—	(996,811)	—

Total assets	$1,022,988	$499,811	$1,204,875	$(1,000,108)	$1,727,566

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$8,928	$—	$8,928
Accounts payable	2,615	93,730	142,521	—	238,866
Accrued liabilities	11,826	23,039	99,500	—	134,365
Current portion of long-term debt	—	3,000	1,820	—	4,820
Intercompany balances	69,668	(59,793)	(9,875)	—	—

Total current liabilities	84,109	59,976	242,894	—	386,979

Long-term debt, net of current portion	400,000	37,160	296,255	—	733,415
Other long-term liabilities	—	39,907	16,149	—	56,056

Total liabilities	484,109	137,043	555,298	—	1,176,450

Stockholders’/invested equity	538,879	350,846	649,262	(1,000,108)	538,879
Non-controlling interest	—	11,922	315	—	12,237

Total liabilities and equity	$1,022,988	$499,811	$1,204,875	$(1,000,108)	$1,727,566

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2011

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(89,156)	$20,136	$(52,363)	$35,396	$(85,987)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,190	14,945	24,019	—	40,154
Stock-based compensation	9,916	—	—	—	9,916
Provision for doubtful accounts	—	2,699	5,913	—	8,612
Asset impairments	—	465	74,145	—	74,610
Equity in earnings	37,864	(158)	(472)	(37,864)	(630)
Non-cash interest expense	1,034	1,291	15,742	—	18,067
Deferred income taxes	—	1,586	44,329	—	45,915
Other adjustments to reconcile net (loss) income	33	484	(3,081)	—	(2,564)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(21,912)	2,827	—	(19,085)
Inventories	—	(21,504)	(64,303)	2,468	(83,339)
Other operating assets and liabilities	5,277	3,200	33,027	—	41,504

Net cash (used in) provided by operating activities	(33,842)	1,232	79,783	—	47,173

Cash flows from investing activities:
Capital expenditures	(9,195)	(22,177)	(15,316)	—	(46,688)
Business acquisitions, net of cash acquired	—	(528)	(5,050)	—	(5,578)

Net cash used in investing activities	(9,195)	(22,705)	(20,366)	—	(52,266)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	14,807	—	14,807
Payments on lines of credit	—	—	(29,172)	—	(29,172)
Borrowings on long-term debt	—	21,500	270,967	—	292,467
Payments on long-term debt	—	(1,675)	(259,143)	—	(260,818)
Payments of debt issuance costs	—	—	(6,308)	—	(6,308)
Stock option exercises and employee stock purchases	4,116	—	—	—	4,116
Intercompany	39,034	(37,124)	(1,910)	—	—

Net cash provided by (used in) financing activities	43,150	(17,299)	(10,759)	—	15,092

Effect of exchange rate changes on cash	—	—	(4,382)	—	(4,382)

Net increase (decrease) in cash and cash equivalents	113	(38,772)	44,276	—	5,617
Cash and cash equivalents, beginning of period	164	39,172	81,257	—	120,593

Cash and cash equivalents, end of period	$277	$400	$125,533	$—	$126,210

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended July 31, 2010

			Non-
	Quiksilver,	Guarantor	Guarantor
In thousands	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$12,376	$(717)	$62,435	$(59,411)	$14,683
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations	—	—	(821)	—	(821)
Depreciation and amortization	1,155	16,419	22,641	—	40,215
Stock-based compensation	11,414	—	—	—	11,414
Provision for doubtful accounts	—	5,137	6,329	—	11,466
Equity in earnings	(58,282)	—	(656)	58,282	(656)
Asset impairment	—	1,655	1,570	—	3,225
Non-cash interest expense	963	11,641	7,009	—	19,613
Deferred income taxes	—	(2,457)	24,273	—	21,816
Other adjustments to reconcile net income (loss)	(339)	(1,221)	(2,061)	—	(3,621)
Changes in operating assets and liabilities:
Trade accounts receivable	—	12,379	46,513	—	58,892
Inventories	—	6,595	(18,022)	1,129	(10,298)
Other operating assets and liabilities	8,616	(515)	15,756	—	23,857

Cash (used in) provided by operating activities of continuing operations	(24,097)	48,916	164,966	—	189,785
Cash provided by operating activities of discontinued operations	—	—	3,707	—	3,707

Net cash (used in) provided by operating activities	(24,097)	48,916	168,673	—	193,492

Cash flows from investing activities:
Capital expenditures	(3,319)	(2,211)	(24,442)	—	(29,972)
Changes in restricted cash	—	—	52,706	—	52,706

Cash (used in) provided by investing activities of continuing operations	(3,319)	(2,211)	28,264	—	22,734
Cash used in investing activities of discontinued operations	—	—	—	—	—

Net cash (used in) provided by investing activities	(3,319)	(2,211)	28,264	—	22,734

Cash flows from financing activities:
Borrowings on lines of credit	—	—	8,143	—	8,143
Payments on lines of credit	—	—	(16,707)	—	(16,707)
Borrowings on long-term debt	—	22,735	14,016	—	36,751
Payments on long-term debt	—	(23,731)	(159,451)	—	(183,182)
Payments of debt issuance costs	—	—	(1,823)	—	(1,823)
Stock option exercises, employee stock purchases and tax benefit on option exercises	3,429	—	—	—	3,429
Purchase of non-controlling interest	—	—	(3,549)	—	(3,549)
Intercompany	23,691	14,823	(38,514)	—	—

Cash provided by (used in) financing activities of continuing operations	27,120	13,827	(197,885)	—	(156,938)
Cash used in financing activities of discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	27,120	13,827	(197,885)	—	(156,938)

Effect of exchange rate changes on cash	—	—	(3,151)	—	(3,151)

Net (decrease) increase in cash and cash equivalents	(296)	60,532	(4,099)	—	56,137
Cash and cash equivalents, beginning of period	321	1,135	98,060	—	99,516

Cash and cash equivalents, end of period	$25	$61,667	$93,961	$—	$155,653

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
Results of Operations
The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Statements of Operations data
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	50.7	52.3	52.6	52.3
Selling, general and administrative expense	43.9	43.8	46.1	45.4
Asset impairments	0.0	0.7	5.3	0.2
Operating income	6.7	7.8	1.3	6.6

Interest expense	3.1	4.7	4.2	4.7
Foreign currency (gain) loss	(0.3)	0.0	(0.4)	(0.5)

Income (loss) before provision for income taxes	3.9	3.1	(2.6)	2.4

Other data

Adjusted EBITDA(1)	10.5%	11.7%	10.3%	11.0%

(1)	Adjusted EBITDA is defined as income (loss) from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of income (loss) from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
In thousands	2011	2010	2011	2010
Income (loss) from continuing operations attributable to Quiksilver, Inc.	$10,437	$8,163	$(89,156)	$11,555
Provision for income taxes	8,996	5,096	49,937	18,189
Interest expense	15,663	20,630	59,727	63,542
Depreciation and amortization	12,684	13,192	40,154	40,215
Non-cash stock-based compensation expense	4,935	1,279	9,916	11,414
Non-cash asset impairments	—	3,225	74,610	3,225

Adjusted EBITDA	$52,715	$51,585	$145,188	$148,140

Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010
Our total net revenues for the three months ended July 31, 2011 increased 14% to $503.3 million from $441.5 million in the comparable period of the prior year. In constant currency, net revenues increased 6% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related product lines for our Quiksilver, Roxy, DC and other brands, which primarily include Hawk, Lib Technologies, and Gnu.
In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each operating segment. As such, this methodology does not account for movements in individual currencies within a segment (for example, non-euro currencies within our European segment and Japanese yen within our Asia/Pacific segment). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to one using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the three months ended July 31, 2011 and 2010:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)

July 31, 2010	$234,630	$151,675	$54,504	$666	$441,475
July 31, 2011	260,159	176,438	65,495	1,225	503,317
Percentage increase	11%	16%	20%		14%

Constant currency (current year exchange rates)

July 31, 2010	234,630	173,647	67,199	666	476,142
July 31, 2011	260,159	176,438	65,495	1,225	503,317
Percentage increase (decrease)	11%	2%	(3%)		6%
Revenues in the Americas segment increased 11% to $260.2 million for the three months ended July 31, 2011 from $234.6 million in the comparable period of the prior year, while European revenues increased 16% to $176.4 million from $151.7 million and Asia/Pacific revenues increased 20% to $65.5 million from $54.5 million for those same periods. The increase in Americas’ net revenues came primarily from DC brand revenues and, to a lesser extent, Quiksilver and Roxy brand revenues. The increase in DC brand revenues came primarily from our footwear product category and, to a lesser extent, our apparel and accessories product categories. The increase in Quiksilver brand revenues came primarily from our accessories product category and, to a lesser extent, our footwear and apparel product categories. The increase in Roxy brand revenues came primarily from our footwear and accessories product categories, and was partially offset by a decline in our apparel product category. Europe’s net revenues increased 2% in constant currency. The currency adjusted revenue increase in Europe was primarily the result of DC and Quiksilver brand revenues, partially offset by a decrease in Roxy brand revenues. The increase in DC brand revenues came primarily from our apparel and accessories product categories, and was partially offset by a decline in our footwear product category. The increase in Quiksilver brand revenues was modest across all product categories. The decrease in Roxy brand revenues came primarily from our apparel and accessories product categories, and was partially offset by growth in our footwear product category. Asia/Pacific’s net revenues decreased 3% in constant currency. The currency adjusted revenue decrease in Asia/Pacific came primarily from Roxy and Quiksilver brand revenues and was partially offset by strong growth in DC brand revenues. Fluctuations in quarterly brand and product category revenues are highly dependent on the timing of shipments, replenishments of inventory in the retail channel and special order sales, and therefore, are not necessarily indicative of trends.
Our consolidated gross profit margin for the three months ended July 31, 2011 decreased to 50.7% from 52.3% in the comparable period of the prior year. The gross profit in the Americas segment decreased to 44.2% from 46.7%, our European segment gross profit margin decreased slightly to 60.3% from 60.6%, and our Asia/Pacific segment gross profit margin decreased slightly to 52.4% from 52.7% for those same periods. The decrease in the Americas segment gross profit margin was primarily the result of higher costs of goods and, to a lesser extent, higher levels of markdowns in our company-owned retail stores and price adjustments in the wholesale channel. Our European segment gross profit margin decreased primarily as a result of a smaller percentage of retail versus wholesale sales compared to the prior year. In our Asia/Pacific segment, the gross profit margin decrease was also primarily due to a smaller percentage of retail versus wholesale sales compared to the prior year. Our gross profit margin in future periods may be negatively impacted by hedging rates that we effect in foreign currency exchange rates on the forward contracts we have entered into in order to hedge our inventory purchases.
Our selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2011 increased 15% to $221.2 million from $193.2 million in the comparable period of the prior year. In the Americas segment, SG&A expenses increased 10% to $88.0 million from $80.0 million in the comparable period of the prior year, while our European segment SG&A increased 12% to $85.4 million from $76.2 million, and our Asia/Pacific segment SG&A increased 24% to $36.3 million from $29.2 million for those same periods. As a percentage of revenues, our consolidated SG&A remained relatively constant at 43.9% for the three months ended July 31, 2011 compared to 43.8% for the three months ended July 31, 2010. In the Americas, SG&A as a percentage of revenues decreased to 33.8% compared to 34.1% in the comparable period of the prior year. In Europe, SG&A as a percentage of revenues decreased to 48.4% from 50.2% and in Asia/Pacific, SG&A as a percentage of revenues increased to 55.4% from 53.5% for those same periods. The decrease in SG&A as a percentage of revenues in our Americas segment was primarily due to higher revenues. The decrease in SG&A as a percentage of revenues in our European segment was primarily caused by higher revenues and cost savings due to operating fewer retail stores. Europe’s SG&A decreased 2% in constant currency. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues. Asia/Pacific’s SG&A increased 1% in constant currency.
We recorded no asset impairment charges for the three months ended July 31, 2011, compared to $3.2 million in the three months ended July 31, 2010.
Interest expense for the three months ended July 31, 2011 decreased to $15.7 million from $20.6 million in the comparable period of the prior year, primarily as a result of the decline in our total outstanding debt of approximately $95.9 million from July 31, 2010 to July 31, 2011.
Our foreign currency gain amounted to $1.5 million for the three months ended July 31, 2011 compared to a loss of $0.2 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities of our domestic subsidiaries.
Our income tax expense for the three months ended July 31, 2011 was $9.0 million compared to $5.1 million in the comparable period of the prior year. As a result of valuation allowances previously established in the United States and certain tax jurisdictions within our Asia/Pacific segment, no tax benefits were recognized for losses in those tax jurisdictions.
Our income from continuing operations for the three months ended July 31, 2011 increased to $10.4 million or $0.06 per share on a diluted basis, compared to $8.2 million, or $0.05 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA increased to $52.7 million from $51.6 million for those same periods.

Nine Months Ended July 31, 2011 Compared to Nine Months Ended July 31, 2010
Our total net revenues for the nine months ended July 31, 2011 increased 5% to $1,407.9 million from $1,342.5 million in the comparable period of the prior year. Net revenues increased 2% in constant currency.
The following table presents revenues by segment in both historical currency and constant currency for the nine months ended July 31, 2011 and 2010:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)

July 31, 2010	$621,324	$538,260	$180,201	$2,716	$1,342,501
July 31, 2011	664,618	548,578	190,636	4,028	1,407,860
Percentage increase	7%	2%	6%		5%

Constant currency (current year exchange rates)

July 31, 2010	621,324	553,106	206,543	2,716	1,383,689
July 31, 2011	664,618	548,578	190,636	4,028	1,407,860
Percentage increase (decrease)	7%	(1%)	(8%)		2%
Revenues in the Americas segment increased 7% to $664.6 million for the nine months ended July 31, 2011 from $621.3 million in the comparable period of the prior year, while European segment revenues increased 2% to $548.6 million from $538.3 million and Asia/Pacific segment revenues increased 6% to $190.6 million from $180.2 million for those same periods. The increase in Americas’ net revenues came primarily from DC and Quiksilver brand revenues, partially offset by a decrease in Roxy brand revenues. The increase in DC brand revenues came primarily from our footwear product category and, to a lesser extent, our accessories product category. The increase in Quiksilver brand revenues came primarily from our accessories product category and, to a lesser extent, our footwear and apparel product categories. The decrease in Roxy brand revenues, which came primarily from our apparel product category, was partially offset by growth in our accessories and footwear product categories. European net revenues decreased 1% in constant currency. The currency adjusted decrease in Europe came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues, partially offset by growth in DC brand revenues. The decrease in Roxy brand revenues was generally from our apparel product category and, to a lesser extent, our accessories product category, partially offset by growth in our footwear product category. The decrease in Quiksilver brand revenues was primarily from our accessories product category and, to a lesser extent, our apparel product category, partially offset by growth in our footwear product category. The increase in DC brand revenues came primarily from growth in our apparel product category and, to a lesser extent, our accessories product category. Asia/Pacific’s net revenues decreased 8% in constant currency. The currency adjusted decrease in Asia/Pacific revenues came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues, partially offset by strong growth in DC brand revenues.
Our consolidated gross profit margin for the nine months ended July 31, 2011 increased to 52.6% from 52.3% in the comparable period of the prior year. The gross profit margin in the Americas segment increased to 46.3% from 45.6%, while our European segment gross profit margin increased to 60.5% from 59.7%, and our Asia/Pacific segment gross profit margin decreased to 53.4% from 53.9% for those same periods. The increase in the Americas segment gross profit margin was primarily the result of a greater percentage of retail versus wholesale sales and, to a lesser extent, a shift in product mix. Our European segment gross profit margin increased primarily as a result of improved retail margins and, to a lesser extent, improved wholesale margins. In our Asia/Pacific segment, the gross profit margin decrease was primarily due to a smaller percentage of retail versus wholesale sales, partially offset by continued margin improvements in Japan, although, such improvements were somewhat muted due to the impact of the natural disasters that occurred in that market.

Our SG&A for the nine months ended July 31, 2011 increased 6% to $648.4 million from $609.7 million in the comparable period of the prior year. SG&A increased 3% in constant currency. In the Americas segment, these expenses increased 8% to $256.1 million from $237.5 million in the comparable period of the prior year, while our European segment SG&A increased 1% to $250.4 million from $248.0 million, and our Asia/Pacific segment SG&A increased 17% to $109.0 million from $92.8 million for those same periods. As a percentage of revenues, SG&A increased to 46.1% for the nine months ended July 31, 2011 from 45.4% for the nine months ended July 31, 2010. In the Americas, SG&A as a percentage of revenues increased to 38.5% from 38.2% in the comparable period of the prior year. In Europe, SG&A as a percentage of revenues decreased to 45.6% from 46.1%, and in Asia/Pacific, SG&A as a percentage of revenues increased to 57.2% from 51.5% for those same periods. The increase in SG&A as a percentage of revenues in our Americas segment was primarily due to additional spending to support growth initiatives, including marketing, retail and ecommerce expenses. The decrease in SG&A as a percentage of revenues in our European segment was primarily due to lower retail store expenses. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues and, to a lesser extent, the cost of operating additional retail stores.
Asset impairment charges for the nine months ended July 31, 2011 were $74.6 million, compared to $3.2 million in the comparable period of the prior year. Charges for the nine months ended July 31, 2011 primarily consist of the $74.1 million goodwill impairment charge recorded in our Asia/Pacific segment.
Interest expense for the nine months ended July 31, 2011 decreased to $59.7 million from $63.5 million in the comparable period of the prior year primarily as a result of the decline in our total outstanding debt of approximately $95.9 million from July 31, 2010 to July 31, 2011. This decrease in interest expense was partially offset by higher interest expense of approximately $13.7 million incurred to write-off deferred debt issuance costs associated with our European term loans that were paid off in December 2010 upon the issuance of our European senior notes. Including the write-off of the deferred debt issuance costs, approximately $18.1 million of the $59.7 million in interest expense was non-cash interest expense.
Our foreign currency gain amounted to $5.9 million for the nine months ended July 31, 2011 compared to $6.4 million in the comparable period of the prior year. The current year gain resulted primarily from the foreign currency exchange effect of certain U.S. dollar denominated liabilities of our foreign subsidiaries.
Our income tax expense for the nine months ended July 31, 2011 was $49.9 million compared to $18.2 million for the nine months ended July 31, 2010. During the nine months ended July 31, 2011 we increased tax expense to establish a valuation allowance of approximately $26.0 million against deferred tax assets in our Asia/Pacific segment. As a result of this valuation allowance, and the valuation allowance previously established in the U.S., no tax benefits were recognized for losses in those tax jurisdictions.
Our loss from continuing operations for the nine months ended July 31, 2011 was $89.2 million, or $0.55 per share on a diluted basis, compared to income from continuing operations of $11.6 million, or $0.08 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA decreased to $145.2 million from $148.1 million for those same periods.
Financial Position, Capital Resources and Liquidity
We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. In fiscal 2005, we issued $400 million of unsecured senior notes to fund a portion of the purchase price for the Rossignol business and to refinance certain existing indebtedness. In December 2010, we issued €200 million (approximately $265 million at issuance) in unsecured senior notes (“European Senior Notes”) to repay our then existing European term loans. This transaction extended virtually all of our short-term maturities to a long-term basis.

As we used the proceeds from the European Senior Notes to repay our European term loans, we recognized non-cash, non-operating charges during the nine months ended July 31, 2011 of approximately $13.7 million to write-off the deferred debt issuance costs related to such term loans. The debt issuance costs associated with the issuance of the European Senior Notes of $6.4 million will be amortized into interest expense over the seven year term of the European Senior Notes.
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
In May 2011, we terminated our €100 million secured financing facility in our European operating segment. This facility was originally scheduled to expire in August 2011. We had not had any outstanding borrowings on this facility during the current year. This facility has been replaced by new lines of credit from numerous banks in Europe that provide up to $113.7 million of available capacity. As of July 31, 2011, there were no outstanding borrowings drawn on these lines and letters of credit outstanding totaled $21.8 million.
As of July 31, 2011, we had a total of approximately $747 million of indebtedness compared to a total of approximately $729 million of indebtedness at October 31, 2010. While our total indebtedness has increased slightly, we are no longer subject to significant scheduled repayments prior to 2015.
We believe that our cash flows from operations, together with our existing credit facilities, cash on hand and term loans will be adequate to fund our capital requirements for at least the next twelve months.
Cash Flows
Operating activities from continuing operations provided cash of $47.2 million in the nine months ended July 31, 2011 compared to $189.8 million in the nine months ended July 31, 2010. This $142.6 million decrease in cash provided was primarily due to decreases in cash provided by our net loss adjusted for other non-cash charges of $9.2 million, and increases in cash used for working capital of $133.4 million.
Capital expenditures from continuing operations totaled $46.7 million for the nine months ended July 31, 2011, compared to $30.0 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer and warehouse equipment, including our new global enterprise-wide reporting system.
During the nine months ended July 31, 2011, net cash provided by financing activities of continuing operations totaled $15.1 million, compared to net cash used of $156.9 million in the comparable period of the prior year. Net cash provided primarily resulted from borrowings on our Americas credit facility. Financing activities also include the issuance of our European Senior Notes and the subsequent use of such proceeds to repay our European term loans.
The net increase in cash and cash equivalents for the nine months ended July 31, 2011 was $5.6 million compared to a net increase of $56.1 million in the comparable period of the prior year. Cash and cash equivalents totaled $126.2 million at July 31, 2011 compared to $120.6 million at October 31, 2010, while working capital was $561.2 million at July 31, 2011 compared to $537.4 million at October 31, 2010.

Trade Accounts Receivable and Inventories
Our trade accounts receivable increased 5% to $385.9 million at July 31, 2011 from $368.4 million at October 31, 2010. Accounts receivable in our Americas segment increased 10% to $202.6 million at July 31, 2011 from $185.0 million at October 31, 2010, European segment accounts receivable increased 11% to $148.8 million from $134.0 million and Asia/Pacific segment accounts receivable decreased 30% to $34.5 million from $49.4 million for those same periods. Compared to July 31, 2010, accounts receivable increased 15% in the Americas segment, 12% in our European segment and 8% in our Asia/Pacific segment. In constant currency, consolidated trade accounts receivable increased 7% compared to July 31, 2010. The increase in consolidated trade accounts receivable was primarily the result of higher levels of revenues. Included in accounts receivable at July 31, 2011 are approximately $22.7 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, are deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding remained constant at approximately 65 days at July 31, 2011 and July 31, 2010.
Consolidated inventories increased 36% to $364.8 million at July 31, 2011 from $268.0 million at October 31, 2010. Inventories in the Americas segment increased 30% to $155.4 million from $119.3 million at October 31, 2010, European segment inventories increased 64% to $137.1 million from $83.9 million and Asia/Pacific segment inventories increased 11% to $72.3 million from $64.8 million. Compared to July 31, 2010, inventories increased 47% in the Americas segment, 30% in our European segment and 22% in our Asia/Pacific segment. In constant currency, our consolidated inventories increased 24% compared to July 31, 2010. The increase in consolidated inventories was the result of more inventory purchases to support higher levels of revenues and the early receipt of fall season inventory. Consolidated average annual inventory turnover was approximately 2.9 times at July 31, 2011 compared to approximately 3.2 times at July 31, 2010.
Income Taxes
During the nine months ended July 31, 2011, our liability for uncertain tax positions, exclusive of interest and penalties, decreased by $1.1 million to approximately $143.8 million. Our liability decreased by $5.2 million due to settlements with taxing authorities, which was partially offset by an increase of $0.3 million for positions taken in the current period, by $0.2 million for positions taken in prior periods and by $3.6 million due to foreign exchange rate fluctuations.
If our positions are favorably sustained by the relevant taxing authority, approximately $138.8 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.
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
Stock-Based Compensation Expense
We recognize compensation expense for all stock-based payments net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. For option valuation, we determine the fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For performance based equity awards with stock price contingencies, we determine the fair value using a Monte-Carlo simulation, which creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.
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
On November 1, 2007, we adopted the authoritative guidance included in ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of this guidance can create significant variability in our tax rate from period to period based upon changes in or adjustments to our uncertain tax positions.
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
New Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements for a discussion of pronouncements that may affect our future financial reporting.
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
European revenues decreased 1% in euros during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, European revenues increased 2% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year.
Asia/Pacific revenues decreased 8% in Australian dollars during the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, Asia/Pacific revenues increased 6% as a result of a stronger Australian dollar versus the U.S. dollar in comparison to the prior year.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of July 31, 2011.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2010).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation
September 9, 2011	/s/ Brad L. Holman
Brad L. Holman
Senior Vice President and Corporate Controller (Principal Accounting Officer and Authorized Signatory)