Form 10-K
period 2011-10-31
QUIKSILVER INC
filed 2012-01-17
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $565 million as of April 29, 2011, the last business day of Registrant’s most recently completed second fiscal quarter.

As of December 31, 2011, there were 165,229,876 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 20, 2012 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Unless the context indicates otherwise, when we refer to “we,” “us,” “our,” or the “Company” in this Form 10-K, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. Quiksilver, Inc. was incorporated in 1976 and was reincorporated in Delaware in 1986. Our fiscal year ends on October 31, and references to fiscal 2011, fiscal 2010 and fiscal 2009 refer to the years ended October 31, 2011, 2010 and 2009, respectively.

Introduction

We are a globally diversified company that designs, develops and distributes branded apparel, footwear, accessories and related products, catering to the casual, youth lifestyle associated with the sports of surfing, skateboarding and snowboarding. We market products across our three core brands, Quiksilver, Roxy and DC, which each target a distinct segment of the action sports market, as well as several smaller brands. Our products, designed by boardriders for boardriders and consumers aspiring to the action sports lifestyle, combine over 41 years of brand heritage, authenticity and design experience with the latest technical performance innovations available in the marketplace. We believe all three of our core brands are authentic within the action sports communities as well as the broader outdoor market.

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

Our products are sold in over 90 countries in a wide range of distribution channels, including surf shops, skate shops, snow shops, specialty stores, select department stores, 770 owned or licensed company stores and over the internet. In fiscal 2011, more than 65% of our revenue was generated outside of the United States. Our corporate and Americas’ headquarters is in Huntington Beach, California, while our European headquarters is in St. Jean de Luz, France, and our Asia/Pacific headquarters is in Torquay, Australia.

Segment Information

We have three operating segments consisting of the Americas, Europe and Asia/Pacific, each of which sells a full range of our products. Our Americas segment includes revenues from the U.S., Canada and Latin America. Our European segment includes revenues primarily from Europe, the Middle East and Africa. Our Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income (loss) and identifiable assets attributable to our operating segments, see note 14 of our consolidated financial statements.

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

Quiksilver

We have grown our Quiksilver brand from its origins as a line of boardshorts to now include shirts, walkshorts, t-shirts, fleece, pants, jackets, snowboardwear, footwear, hats, backpacks, wetsuits, watches, eyewear and other accessories. Quiksilver has also expanded its target market beyond young men to include men, women, boys, girls, toddlers and infants. In fiscal 2011, the Quiksilver brand represented approximately 41% of our revenues.

Roxy

Our Roxy brand for young women is a surf-inspired collection that we introduced in 1991, and later expanded to include girls, toddlers and infants, with the Teenie Wahine and Roxy Girl brands. Roxy includes a full range of sportswear, swimwear, footwear, backpacks, snowboardwear, snowboards, bedroom furnishings and other accessories. In fiscal 2011, the Roxy brand accounted for approximately 27% of our revenues.

DC

Our DC brand specializes in performance skateboard shoes, snowboard boots, sandals and apparel for both young men and juniors. We believe that DC’s skateboard-driven image and lifestyle is well positioned within the global outdoor youth market and has appeal beyond its core skateboarding base. In fiscal 2011, the DC brand accounted for approximately 28% of our revenues.

Other Brands

In fiscal 2011, our other brands represented approximately 4% of our revenues.

•

Hawk — Tony Hawk, the world-famous skateboarder, is the inspiration for our Hawk brand. Our Hawk brand targets boys and young men who identify with the skateboarding lifestyle and recognize Tony Hawk from his broad media and video game exposure.

•	Lib Technologies and Gnu — We target the core snowboard market through our Lib Technologies and Gnu brands of snowboards and accessories.

Product Categories

The following table shows the approximate percentage of our revenues from continuing operations attributable to each of our major product categories during the last three fiscal years:

	Percentage of Revenues
	2011	2010	2009
Apparel	61%	64%	66%
Footwear	23	21	20
Accessories and related products	16	15	14

	100%	100%	100%

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

We believe that retail prices for our U.S. apparel products range from approximately $23 for a t-shirt and $53 for a typical short to $198 for a typical snowboard jacket. For our European products, in euros, retail prices range from approximately €23 for a t-shirt and about €51 for a typical short to €153 for a typical snowboard jacket. In Australian dollars, our Asia/Pacific t-shirts sell for approximately $39 while our shorts sell for approximately $60 and a typical snowboard jacket sells for approximately $250. Retail prices for our typical skate shoe are approximately $68 in the U.S. and approximately €61 in Europe.

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

We have relationships with athletes worldwide. These include such well-known personalities as Dane Reynolds, Danny Way, Kelly Slater, Ken Block, Rob Dyrdek, Robbie Naish, Sally Fitzgibbons, Sarah Burke, Sofia Mulanovich, Stephanie Gilmore, Tony Hawk, Torah Bright, Travis Pastrana and Travis Rice. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor many amateurs and up-and-coming professionals. We believe that these athletes legitimize the performance of our products, form the basis for our advertising and promotional content, maintain a real connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.

The events and promotions that we sponsor include world-class boardriding events, such as the Quiksilver Pro (Australia, Europe and the United States), the Quiksilver In Memory of Eddie Aikau, which we believe is the most prestigious event among surfers and Street League, an indoor skateboarding competition tour in the United States, founded by Rob Dyrdek. We also sponsor many women’s events and our Quiksilver, DC and Roxy athletes participate in the Summer and Winter X-Games as well as the Olympics. In addition, we sponsor many regional and local events, such as surf camps for beginners and enthusiasts, that reinforce the reputations of our brands as authentic among athletes and non-athletes alike.

Our brand messages are communicated through advertising, social media, editorial content and other programming in both core and mainstream media. Coverage of our sports, athletes and related lifestyle forms the basis of content for core magazines, such as Surfer, Surfing and Transworld Skateboarding. Through our various entertainment initiatives, we are bringing our lifestyle message to an even broader audience through television, films, digital media, books and co-sponsored events and products.

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

Our products are also distributed through independent specialty or active lifestyle stores and specialty chains. This category includes chains in the United States such as Famous Footwear, Journeys and Zumiez, chains in Europe such as Go Sport, Intersport and Sport 2000, chains in Asia/Pacific such as City Beach and Murasaki Sports. This category also includes many independent active lifestyle stores and sports shops in the United States and around the world. A limited amount of our products are distributed through select department stores, including Macy’s in the United States; Galeries Lafayette in France; and El Corte Ingles in Spain.

Our Quiksilver, Roxy and DC apparel, footwear, accessories and related products are found in approximately 13,100 store locations in the Americas, 11,100 store locations in Europe, and in approximately 3,800 store locations in Asia/Pacific.

Our European segment accounted for approximately 39%, 40% and 40% of our consolidated revenues from continuing operations during fiscal 2011, 2010 and 2009, respectively. Our Asia/Pacific segment accounted for approximately 14%, 14% and 13% of our consolidated revenues from continuing operations in fiscal 2011, 2010 and 2009, respectively. Other non-U.S. sales are in the Americas segment (i.e., Canada and Latin America) and accounted for approximately 12%, 12% and 9% of consolidated revenues from continuing operations in fiscal 2011, 2010 and 2009, respectively.

The following table summarizes the approximate percentages of our fiscal 2011 revenues by distribution channel:

	Percentage of Revenues
Distribution Channel	Americas	Europe	Asia/Pacific	Consolidated
Core market shops	27%	38%	71%	37%
Specialty stores	36	45	26	39
Department stores	11	6	3	8
U.S. exports	24	—	—	11
Distributors	2	11	—	5

Total	100%	100%	100%	100%

Geographic segment	47%	39%	14%	100%

Our wholesale revenues are spread over a large and diversified customer base. During fiscal 2011, approximately 18% of our consolidated revenues from continuing operations were from our ten largest customers, while our largest customer accounted for less than 3% of such revenues.

Our products are sold by approximately 300 independent sales representatives in the Americas, Europe and Asia/Pacific. In addition, we use approximately 120 local distributors in Europe, Asia/Pacific and Latin America. Our sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our image at the retail level.

Our sales are globally diversified. The following table summarizes the approximate percentages of our consolidated revenues from continuing operations by geographic region (excluding licensees) for the fiscal years indicated:

	Percentage of Revenues
Geographic Region	2011	2010	2009
United States	35%	34%	38%
Other Americas	12	12	9
France	11	11	11
United Kingdom and Spain	10	11	11
Other European countries	18	18	18
Asia/Pacific	14	14	13

Total	100%	100%	100%

We generally sell our apparel, footwear, accessories and related products to wholesale customers on a net-30 to net-60 day basis in the Americas, and in Europe and Asia/Pacific on a net-30 to net-90 day basis depending on the country and whether we sell directly to retailers in the country or to a distributor. Some customers are required to pay for product upon delivery. We generally do not reimburse our customers for marketing expenses or participate in markdown programs with our customers. A limited amount of product is offered on consignment in our Asia/Pacific segment.

For additional information regarding our revenues, operating income (loss) and identifiable assets attributable to our operating segments, see note 14 of our consolidated financial statements.

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

As of October 31, 2011, we owned 547 stores in selected markets that provide enhanced brand-building opportunities. In territories where we operated our wholesale businesses, we had 223 stores with independent retailers under license. We do not receive royalty income from these licensed stores. Rather, we provide the independent retailer with our retail expertise and store design concepts in exchange for the independent retailer agreeing to maintain our brands at a minimum of 80% of the store’s inventory. Certain minimum purchase obligations are also required. We also distribute our products through outlet stores generally located in outlet malls in geographically diverse, non-urban locations. The unit count of both company-owned and licensed stores at October 31, 2011, is summarized in the following table:

	Number of Stores
	Americas		Europe		Asia/Pacific		Combined
Store Concept	Company Owned	Licensed	Company Owned	Licensed	Company Owned	Licensed	Company Owned	Licensed
Quiksilver stores	63	11	121	155	46	19	230	185
Shop-in-shops	—	2	74	—	81	—	155	2
Roxy stores	6	2	11	14	10	3	27	19
Outlet stores	45	—	32	3	32	1	109	4
Other stores	3	1	20	8	3	4	26	13

	117	16	258	180	172	27	547	223

In our licensed territories, such as Argentina and Turkey, our licensees operate 71 concept stores. We receive royalty income from sales in these stores based on the licensees’ revenues. Including the licensed territories, the total number of stores open at October 31, 2011 was 841.

Seasonality

Our sales fluctuate from quarter to quarter primarily due to seasonal consumer demand patterns for different categories of our products, and due to the effect that the Christmas and holiday season has on the buying habits of our customers.

Our consolidated revenues from continuing operations are summarized by quarter in the following table:

	Consolidated Revenues
Dollar amounts in thousands	2011		2010		2009
Quarter ended January 31	$426,450	22%	$432,737	24%	$443,278	23%
Quarter ended April 30	478,093	24	468,289	25	494,173	25
Quarter ended July 31	503,317	26	441,475	24	501,394	25
Quarter ended October 31	545,201	28	495,119	27	538,681	27

	$1,953,061	100%	$1,837,620	100%	$1,977,526	100%

Production and Raw Materials

Our apparel, footwear, accessories and related products are generally sourced separately for our Americas, Europe and Asia/Pacific operations. We own sourcing offices in China, Vietnam and Indonesia that manage the majority of production for our Asia/Pacific business and some of our Americas and European production. We believe that as we continue to align our sourcing and logistics operations, even more products can be sourced together and additional efficiencies can be obtained. For the fiscal year ended October 31, 2011, approximately 86% of our apparel, footwear, accessories and related products were purchased as finished goods from suppliers principally in China, Korea, India, Vietnam and other parts of the far east and, to a lesser extent, in Mexico, Turkey, Portugal and other foreign countries. After being imported, many of these products require embellishments such as screenprinting, dyeing, washing or embroidery.

The majority of our finished goods, as well as raw materials, must be committed to and purchased prior to the receipt of customer orders. If we overestimate the demand for a particular product, excess production can generally be distributed in our outlet stores or through secondary wholesale distribution channels. If we overestimate the purchase of a particular raw material, it can generally be used in garments for subsequent seasons or in garments for distribution through our outlet stores or secondary wholesale distribution channels.

During fiscal 2011, no single contractor of finished goods accounted for more than 6% of our consolidated production. Our largest raw material supplier accounted for 30% of our expenditures for raw materials during fiscal 2011, however, our raw materials expenditures only comprised 1% of our consolidated production costs. We believe that numerous qualified contractors, finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these contractors and suppliers. From time to time, however, our manufacturers may experience shortages of raw materials or labor pricing pressures, which could result in delays in deliveries of our products by our manufacturers or in increased costs to us. For example, we were subject to increased costs during fiscal 2011 due to the shortage of cotton and higher labor rates, which will continue into fiscal 2012.

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

Imports and Import Restrictions

We have, for some time, imported finished goods and raw materials for our domestic operations under multilateral and bilateral trade agreements between the U.S. and a number of foreign countries, including India and China. These agreements impose duties on the products that are imported into the U.S. from the affected countries. Increases in the amount of duties we pay could have an adverse effect on our operations and financial results.

In Europe, we operate in the European Union (“EU”) within which there are few trade barriers. We also operate under constraints imposed on imports of finished goods and raw materials from outside the EU, including quotas and duty charges. We do not anticipate that these restrictions will materially or adversely impact our operations since we have always operated under such constraints.

We retain independent buying agents, primarily in China, India, Vietnam and other countries, to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, blanks and other products. In addition, these agents monitor duties and other trade regulations and perform some of our quality control functions. We also have approximately 340 employees primarily in China, and a limited number of employees in Vietnam and India, that are involved in sourcing and quality control functions to assist us in monitoring and coordinating our overseas production.

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

Trademarks, Licensing Agreements and Patents

Trademarks

We own the “Quiksilver” and “Roxy” trademarks and the famous mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “Hawk”, “Lib Tech”, “Gnu”, “DCSHOECOUSA”, the “DC Star” logo and other trademarks.

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

Licensing Agreements and Patents

We own rights throughout the world to use and license the Quiksilver and Roxy trademarks in apparel, footwear and related accessory product classifications. We also own rights throughout the world to use and license the DC related trademarks for the footwear, apparel and accessory products that we distribute under such brand. We directly operate all of the global Quiksilver and Roxy businesses with the exception of licensees in a few countries such as Argentina and Turkey. We have also licensed our Roxy trademark for snow skis, snow ski poles, snow ski boots and snow ski bindings.

In April 2005, we licensed our Hawk brand in the United States to Kohl’s Stores, Inc., a department store chain with over 1,100 stores. Under the Kohl’s’ license agreement, Kohl’s has the exclusive right to manufacture and sell Hawk branded apparel and some related products in its U.S. stores and through its website. We receive royalties from Kohl’s based upon sales of Hawk branded products. Under the license agreement, we are responsible for product design, and Kohl’s manages sourcing, distribution, marketing and all other functions relating to the Hawk brand. The initial five-year term of the license agreement expired in fiscal 2010, but Kohl’s exercised its option to extend the license agreement for an additional five years. Kohl’s has two remaining five-year extensions, exercisable at its option. We retain the right to manufacture and sell Hawk branded products outside of the United States.

Our patent portfolio contains patents and applications primarily related to wetsuits, skate shoes, watches, boardshorts, snowboards and snowboard boots.

Competition

Competition is strong in the global beachwear, skateboard shoe and casual sportswear markets in which we operate, and each territory can have different competitors. Our direct competitors in the United States differ depending on distribution channel. Our principal competitors in our core channel of surf shops and our concept stores in the United States include Billabong International Pty Ltd., Volcom, Inc., O’Neill, Inc., Hurley International LLC and Nike, Inc. Our competitors in the department store and specialty store channels in the United States include Abercrombie & Fitch Co. and its Hollister brand. Our principal competitors in the skateboard shoe market are VF Outdoor, Inc. (Vans), Sole Technology, Inc. (Etnies), DVS Shoe Company and Nike, Inc. In Europe, our principal competitors in the core channel include O’Neill, Inc., Billabong International Pty Ltd., Rip Curl International Pty Ltd., Oxbow S.A. and Volcom, Inc. In Australia, our primary competitors are Billabong International Pty Ltd. and Rip Curl International Pty Ltd. In broader distribution, our competitors also include companies such as Adidas AG and Levi Strauss & Co. Some of our competitors may be significantly larger and have substantially greater resources than we have.

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

Future Season Orders

At the end of November 2011, our backlog totaled $480 million compared to $478 million the year before. Our backlog depends upon a number of factors and fluctuates based upon the timing of trade shows and sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates and market conditions. The timing of shipments also fluctuates from year to year based upon the production of goods and the ability to distribute our products in a timely manner. As a consequence, a comparison of backlog from season to season is not necessarily meaningful and may not be indicative of eventual shipments or forecasted revenues.

Employees

At October 31, 2011, we had approximately 6,600 full-time equivalent employees, consisting of approximately 2,900 in the Americas, approximately 2,300 in Europe and approximately 1,400 in Asia/Pacific. None of these employees are represented by trade unions. Certain French employees are represented by workers councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers councils to be good.

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

Discontinued Operations

In 2005, we acquired Skis Rossignol, S.A., a wintersports and golf equipment manufacturer. The golf equipment operations were held by Rossignol’s majority-owned subsidiary, Roger Cleveland Golf Company, Inc (“Cleveland”). In December 2007, we sold Cleveland, including its related golf equipment brands and operations. The sale of Cleveland was structured as a stock sale in which the buyer acquired all of our golf equipment operations for a transaction value of $132.5 million, which included the repayment of Cleveland’s outstanding indebtedness to us. In November 2008, we completed the sale of our Rossignol business, pursuant to a stock purchase agreement for an aggregate purchase price of approximately $50.8 million, $38.1 million of which was paid in cash and the remaining $12.7 million of which was issued to us as a promissory note. The note was canceled in October 2009 in connection with the completion of the final working capital adjustment. As a result of these dispositions, the Cleveland and Rossignol businesses have been classified as discontinued operations in our accompanying consolidated financial statements.

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

Continuing unfavorable economic conditions could have a material adverse effect on our business, results of operations and financial condition.

The apparel and footwear industries have historically been subject to substantial cyclical variations. Our financial performance has been, and may continue to be, negatively affected by unfavorable economic conditions. Continued or further recessionary economic conditions as well as the current volatility and uncertainty concerning the euro may have a further adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel and footwear, like our products, tend to decline which may result in reduced orders from retailers for our products, order cancellations, and/or unanticipated discounts. A continuation of the general reduction in consumer discretionary spending in the domestic and international economies, as well as the impact of tight credit markets on us, our suppliers, other vendors or customers, could have a material adverse effect on our results of operations.

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

The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. A small number of our global competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as sales, marketing, strategic acquisitions and athlete endorsements. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product lines. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. In addition, if our sponsored athletes terminate their relationships with us and endorse the products of our competitors, we may be unable to obtain endorsements from other comparable athletes.

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

Difficulties in implementing our new global enterprise-wide reporting system (“ERP”) could impact our ability to design, produce and ship our products on a timely basis.

We are in the process of implementing the SAP Apparel and Footwear Solution as our core operational and financial system. The ongoing implementation of the ERP is a key part of our continuing efforts to manage our business more effectively by eliminating redundancies and enhancing our overall cost structure and margin performance. Difficulties in shifting and integrating existing systems to this new ERP could impact our ability to design, produce and ship our products on a timely basis.

Changes in foreign currency exchange rates could affect our revenues and costs.

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from U.S. transactions that are not denominated in U.S. dollars and to the current volatility and uncertainty concerning the euro. If we are unsuccessful in hedging these potential losses, our operating results could be negatively impacted and our cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge such risks. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position.

Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of operations and balance sheets of our international subsidiaries into U.S. dollars. We may (but generally do not) use foreign currency exchange contracts to hedge the profit and loss effects of this translation effect because such exposures are generally non-cash in nature and because accounting rules would require us to mark these contracts to fair value in the statement of operations at the end of each financial reporting period. We translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our international subsidiaries would decrease if the U.S. dollar increased in value in relation to other currencies, including the euro, Australian dollar or Japanese yen. In fiscal 2012, our cost of goods sold is expected to increase by 75 to 100 basis points as a percentage of revenues as a result of the lower value of the euro in comparison to rates that prevailed in fiscal 2011.

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

•

we have certain short term lines of credit in our Asia/Pacific segment subject to annual review, which we may be unable to extend at terms favorable to us, requiring the use of cash on hand or available credit; and

•	we may be placed at a competitive disadvantage against less leveraged competitors.

If our goodwill becomes impaired, we may be required to record a significant charge to our earnings.

We may be required to record future impairments of goodwill to the extent the fair value of any of our reporting units is less than its carrying value. As of October 31, 2011, the fair values of the Americas, Europe and Asia/Pacific reporting units substantially exceeded their carrying values. Our estimates of fair value are based on assumptions about future cash flows and growth rates of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability, future reductions in our expected cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on our results of operations and financial condition.

The effects of war, acts of terrorism, natural disasters or other unforeseen wide-scale events could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism and associated heightened security measures and military actions in response to acts of terrorism has disrupted commerce and has intensified uncertainties in the U.S. and international economies. Any further acts of terrorism, a future war or a widespread natural disaster, such as the earthquake and resulting tsunami in Japan, may disrupt commerce, undermine consumer confidence and lead to a further downturn in the U.S. or international economies, which could negatively impact our revenues. Furthermore, an act of terrorism or war, or the threat thereof, or any natural disaster that results in unforeseen interruptions of commerce, could negatively impact our business by interfering with our ability to obtain products from our manufacturers.

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

A key element of our marketing strategy has been to obtain endorsements from prominent athletes, which contribute to the authenticity and image of our brands. We believe that this strategy has been an effective means of gaining brand exposure worldwide and creating broad appeal for our products. We cannot be certain that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes to endorse our products. We also are subject to risks related to the selection of athletes whom we choose to endorse our products. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be effective. In any event, our inability to obtain endorsements from professional athletes could adversely affect our ability to market and sell our products, resulting in loss of revenues and a loss of profitability.

The demand for our products is seasonal and sales can be dependent upon the weather.

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

We generate the majority of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our revenues in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, including:

•	recessions in foreign economies;

•	fluctuations in foreign currency exchange rates;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	social, political and economic instability;

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign tax rates;

•	tariffs and other trade barriers; and

•	U.S. government licensing requirements for exports.

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

In addition, as we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure our employees comply with these laws. If any of our overseas operations, or our employees or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

Future sales of our common stock in the public market, or the issuance of other equity securities, may adversely affect the market price of our common stock and the value of our senior notes.

Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our senior notes, our common stock, or both. We cannot predict the effect that future sales of our common stock or other equity-related securities, including the exercise and/or sale of the equity securities held by entities affiliated with Rhône Capital LLC, would have on the market price of our common stock or the value of our senior notes.

Our industry is subject to pricing pressures that may adversely impact our financial performance.

We source many of our products offshore because manufacturing costs are generally less, primarily due to lower labor costs. Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices. To remain competitive, we may be forced to adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if:

•	we are forced to reduce our prices and we cannot reduce our production costs; or

•	our production costs increase and we cannot proportionately increase our prices.

Fluctuations in the cost and availability of raw materials and labor and transportation, could cause manufacturing delays and increase our costs.

Fluctuations in the cost and availability of the fabrics or other raw materials used to manufacture our products could have a material adverse effect on our cost of goods, or our ability to meet customer demands. The prices for such fabrics and other raw materials depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns.

In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. The cost of logistics and transportation has been increasing as well, and, if the price of oil continues to increase, and as there continues to be significant unrest in the Middle East, it is unlikely that such cost pressure will abate. An increase in our costs of goods may have a negative affect on our results of operations and financial condition.

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

Substantially all of our products are produced by independent manufacturers. We face the risk that these third-party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, increases in materials and manufacturing costs or other business interruptions or failures due to deteriorating economies. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. Our business may also be harmed by material increases to our cost of goods as a result of increasing labor costs, which manufacturers have recently faced.

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

As of October 31, 2011, we had no unionized employees, but certain French employees are represented by workers’ councils. As we have little control over union activities, we could face difficulties in the future should our workforce become unionized. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers’ councils.

A privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk and adversely affect our business.

As part of our normal course of business, we, or service providers on our behalf, collect, process and retain sensitive and confidential customer information. Despite the security measures we, and our third party service providers, have in place, we may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of October 31, 2011, our principal facilities in excess of 40,000 square feet were as follows:

Location	Principal Use	Approximate Sq. Ft.	Current Lease Expiration
Huntington Beach, California	Americas/corporate headquarters	223,000	2034	*
Huntington Beach, California	Americas/corporate headquarters	120,000	2034	*
Huntington Beach, California	Americas/corporate headquarters	102,000	2023	*
Mira Loma, California	Americas distribution center	683,000	2037	*
St. Jean de Luz, France	European headquarters	151,000	N/A	**
St. Jean de Luz, France	European distribution center	127,000	N/A	**
Rives, France	European distribution center	206,000	2016
Torquay, Australia	Asia/Pacific headquarters	54,000	2024	*
Geelong, Australia	Asia/Pacific distribution center	81,000	2038	*
Geelong, Australia	Asia/Pacific distribution center	134,000	2039	*

*	Includes extension periods exercisable at our option.

**	These locations are owned.

As of October 31, 2011, we operated 117 retail stores in the Americas, 258 retail stores in Europe, and 172 retail stores in Asia/Pacific on leased premises. The leases for our facilities, including retail stores, required aggregate annual rentals of approximately $127.4 million in fiscal 2011. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. We believe that our corporate, distribution and retail leased facilities are suitable and adequate to meet our current needs.

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

	High	Low
Fiscal 2011
4th quarter ended October 31, 2011	$5.32	$2.61
3rd quarter ended July 31, 2011	5.57	4.12
2nd quarter ended April 30, 2011	4.79	4.05
1st quarter ended January 31, 2011	5.69	3.88

Fiscal 2010
4th quarter ended October 31, 2010	$4.80	$3.37
3rd quarter ended July 31, 2010	5.79	3.53
2nd quarter ended April 30, 2010	6.09	1.98
1st quarter ended January 31, 2010	2.47	1.64

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

On December 30, 2011, there were 904 holders of record of our common stock and an estimated 30,700 beneficial stockholders.

Item 6. SELECTED FINANCIAL DATA

The statements of operations and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2011 and 2010 and for each of the three years in the period ended October 31, 2011, included herein, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended October 31,
Amounts in thousands, except ratios and per share data	2011(1)	2010(1)(2)	2009(1)(2)	2008(1)(2)	2007(2)
Statements of Operations Data
Revenues, net	$1,953,061	$1,837,620	$1,977,526	$2,264,636	$2,047,072
(Loss) income before provision for income taxes	(32,185)	15,333	(3,622)	99,261	151,159
(Loss) income from continuing operations(3)	(21,258)	(11,514)	(73,215)	65,544	116,727
Income (loss) from discontinued operations(3)	—	1,830	(118,827)	(291,809)	(237,846)
Net loss(3)	(21,258)	(9,684)	(192,042)	(226,265)	(121,119)
(Loss) income per share from continuing operations(3)	(0.13)	(0.09)	(0.58)	0.52	0.94
Income (loss) per share from discontinued operations(3)	—	0.01	(0.94)	(2.32)	(1.92)
Net loss per share(3)	(0.13)	(0.07)	(1.51)	(1.80)	(0.98)
(Loss) income per share from continuing operations, assuming dilution(3)	(0.13)	(0.09)	(0.58)	0.51	0.90
Income (loss) per share from discontinued operations, assuming dilution(3)	—	0.01	(0.94)	(2.25)	(1.83)
Net loss per share, assuming dilution(3)	(0.13)	(0.07)	(1.51)	(1.75)	(0.93)
Weighted average common shares outstanding(4)	162,430	135,334	127,042	125,975	123,770
Weighted average common shares outstanding, assuming dilution(4)	162,430	135,334	127,042	129,485	129,706

Balance Sheet Data
Total assets	$1,764,223	$1,696,121	$1,852,608	$2,170,265	$2,662,064
Working capital	581,361	537,439	561,697	631,315	631,857
Lines of credit	18,335	22,586	32,592	238,317	124,634
Long-term debt	729,351	706,187	1,006,661	822,001	732,812
Stockholders’ equity(3)	610,098	610,368	456,595	599,966	886,613

Other Data
Adjusted EBITDA(5)	$194,281	$204,377	$131,532	$278,945	$260,786
Current ratio	2.6	2.6	2.3	1.9	1.7
Return on average stockholders’ equity(6)	(3.5)%	(2.2)%	(13.9)%	8.8%	13.2%

(1)

Fiscal 2011 and 2008 include goodwill and fixed asset impairments of $86.4 million and $65.8 million, respectively. Fiscal 2010 and 2009 include fixed asset impairments of $11.7 million and $10.7 million, respectively.

(2)	Fiscal 2010, 2009, 2008 and 2007 reflect the operations of Rossignol and Cleveland Golf, which were acquired in 2005, as discontinued operations. See note 17 of our consolidated financial statements.

(3)	Attributable to Quiksilver, Inc.

(4)

The significant increase in weighted average common shares outstanding and weighted average common shares outstanding, assuming dilution from fiscal 2009 to fiscal 2010 and from fiscal 2010 to fiscal 2011 is primarily due to the debt-for-equity exchange that occurred in August 2010, in which we exchanged $140 million of outstanding debt for 31.1 million shares, which represents an exchange price of $4.50 per share. See note 7 of our consolidated financial statements for further details.

(5)

Adjusted EBITDA is defined as (loss) income from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of (loss) income from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA:

	Year Ended October 31,
Amounts in thousands	2011	2010	2009	2008	2007
(Loss) income from continuing operations attributable to Quiksilver, Inc.	$(21,258)	$(11,514)	$(73,215)	$65,544	$116,727
(Benefit) provision for income taxes	(14,315)	23,433	66,667	33,027	34,506
Interest expense, net	73,808	114,109	63,924	45,327	46,571
Depreciation and amortization	55,259	53,861	55,004	57,231	46,852
Non-cash stock-based compensation expense	14,414	12,831	8,415	12,019	16,130
Non-cash asset impairments	86,373	11,657	10,737	65,797	—

Adjusted EBITDA	$194,281	$204,377	$131,532	$278,945	$260,786

(6)	Computed based on (loss) income from continuing operations attributable to Quiksilver, Inc. divided by the average of beginning and ending Quiksilver, Inc. stockholders’ equity.

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

In November 2008, we completed the sale of our Rossignol wintersports business for an aggregate purchase price of approximately $50.8 million. We incurred a pre-tax loss on the sale of Rossignol of approximately $212.3 million, partially offset by a tax benefit of approximately $89.4 million. Our Rossignol business, including both wintersports equipment and related apparel, is classified as discontinued operations. Also, as part of our acquisition of Rossignol in 2005, we acquired a majority interest in Roger Cleveland Golf Company, Inc. Our golf equipment operations were subsequently sold in December 2007 and are also classified as discontinued operations in our consolidated financial statements. As a result of these dispositions, the following information has been adjusted to exclude both our Rossignol wintersports and golf equipment businesses.

Today, our products are sold throughout the world, primarily in surf shops, skate shops, snow shops and specialty stores. We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. We operate in three segments, the Americas, Europe and Asia/Pacific. Our Americas segment includes revenues from the U.S., Canada and Latin America. Our European segment includes revenues primarily from Europe, the Middle East and Africa. Our Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees. Revenues by segment from continuing operations are as follows:

	Year Ended October 31,
In thousands	2011	2010	2009	2008	2007
Americas	$914,406	$843,078	$929,691	$1,061,370	$995,801
Europe	761,100	728,952	792,627	933,119	803,395
Asia/Pacific	272,479	260,578	251,596	265,067	243,064
Corporate operations	5,076	5,012	3,612	5,080	4,812

Total revenues, net	$1,953,061	$1,837,620	$1,977,526	$2,264,636	$2,047,072

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

Results of Operations

The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Year Ended October 31,
	2011	2010	2009
Statements of Operations data

Revenues, net	100.0%	100.0%	100.0%
Gross profit	52.4	52.6	47.1
Selling, general and administrative expense	45.9	45.3	43.1
Asset impairments	4.4	0.6	0.5

Operating income	2.1	6.7	3.5
Interest expense	3.8	6.2	3.2
Foreign currency and other (income) expense	(0.1)	(0.3)	0.5

(Loss) income before provision for income taxes	(1.6)%	0.8%	(0.2)%

Other data
Adjusted EBITDA (1)	9.9%	11.1%	6.7%

(1)

For a definition of Adjusted EBITDA and a reconciliation of income (loss) from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (5) to the table under Item 6. Selected Financial Data.

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

Fiscal 2011 Compared to Fiscal 2010

Revenues

Our total net revenues increased 6% in fiscal 2011 to $1,953.1 million from $1,837.6 million in fiscal 2010. In constant currency, net revenues increased 3% compared to the prior year. Net revenues in each of our Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related products for our Quiksilver, Roxy, DC and other brands, which primarily include Hawk, Lib Technologies, and Gnu.

In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each operating segment. As such, this methodology does not account for movements in individual currencies within a segment (for example, non-euro currencies within our European segment and Japanese yen within our Asia/Pacific segment). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to one using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the fiscal years ended October 31, 2010 and 2011:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)
October 31, 2010	$843,078	$728,952	$260,578	$5,012	$1,837,620
October 31, 2011	914,406	761,100	272,479	5,076	1,953,061
Percentage increase	8%	4%	5%		6%

Constant currency (current year exchange rates)

October 31, 2010	$843,078	$753,557	$294,815	$5,012	$1,896,462
October 31, 2011	914,406	761,100	272,479	5,076	1,953,061
Percentage increase (decrease)	8%	1%	(8)%		3%

Revenues in the Americas increased 8% to $914.4 million for fiscal 2011 from $843.1 million in the prior year, while European revenues increased 4% to $761.1 million from $729.0 million and Asia/Pacific revenues increased 5% to $272.5 million from $260.6 million for those same periods. The increase in Americas’ net revenues came primarily from DC and Quiksilver brand revenues, while Roxy brand revenues were consistent with the prior year. The increase in DC brand revenues came primarily from our footwear product category and, to a lesser extent, our accessories product category. The increase in Quiksilver brand revenues came primarily from our accessories product category and, to a lesser extent, our footwear and apparel product categories. Roxy brand revenues experienced growth in our accessories and footwear product categories, which was offset by a decrease in our apparel product category. European net revenues increased 1% in constant currency. The currency adjusted increase in Europe came primarily from growth in DC brand revenues, partially offset by modest declines in our Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues. The increase in DC brand revenues came primarily from growth in our apparel product category and, to a lesser extent, our accessories and footwear product categories. The decrease in Roxy brand revenues was generally from our apparel product category and, to a lesser extent, our accessories product category, partially offset by growth in our footwear product category. The decrease in Quiksilver brand revenues was primarily from our accessories product category and, to a lesser extent, our footwear product category, partially offset by slight growth in our apparel product category. Asia/Pacific’s net revenues decreased 8% in constant currency. The currency adjusted decrease in Asia/Pacific revenues came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues, partially offset by strong growth in DC brand revenues.

Gross Profit

Our consolidated gross profit margin decreased slightly to 52.4% in fiscal 2011 from 52.6% in the prior year. The gross profit margin in the Americas segment increased to 46.5% from 46.3% in the prior year, while our European segment gross profit margin decreased to 59.6% from 59.8%, and our Asia/Pacific segment gross profit margin decreased to 53.1% from 54.2%. The increase in the Americas segment gross profit margin was primarily the result of a greater percentage of retail versus wholesale sales, including ecommerce sales. Our European segment gross profit margin decreased primarily as a result of a smaller percentage of retail versus wholesale sales, as we operated fewer retail stores throughout Europe during fiscal 2011. In our Asia/Pacific segment, the gross profit margin decrease was primarily due to a smaller percentage of retail versus wholesale sales, partially offset by continued margin improvements at retail in Japan, although, such improvements were somewhat muted due to the impact of the natural disasters that occurred in that market. Our gross profit margin in future periods may be negatively impacted by hedging rates that we effect in foreign currency exchange rates on the forward contracts we have entered into in order to hedge our inventory purchases. In fiscal 2012, our cost of goods sold is expected to increase by 75 to 100 basis points as a percentage of revenues as a result of the lower value of the euro in comparison to rates that prevailed in fiscal 2011. Our gross profit margin in fiscal 2012 may also be negatively impacted by increased raw materials and labor costs.

Selling, General and Administrative Expense

Our selling, general and administrative expense (“SG&A”) increased 8% in fiscal 2011 to $895.9 million from $832.1 million in fiscal 2010. In the Americas segment, these expenses increased 11% to $360.9 million in fiscal 2011 from $324.7 million in fiscal 2010, in our European segment, they were virtually unchanged at $340.4 million as compared to $340.1 million, and in our Asia/Pacific segment, SG&A increased 15% to $147.9 million from $128.2 million for those same periods. As a percentage of revenues, SG&A increased to 45.9% of revenues in fiscal 2011 compared to 45.3% in fiscal 2010. In the Americas, SG&A as a percentage of revenues increased to 39.5% compared to 38.5% in the prior year. In Europe, SG&A as a percentage of revenues decreased to 44.7% compared to 46.7% and in Asia/Pacific, SG&A as a percentage of revenues increased to 54.3% compared to 49.2% in the prior year. The increase in SG&A as a percentage of revenues in our Americas segment was primarily due to additional spending to support growth initiatives, including marketing, retail and ecommerce expenses. The decrease in SG&A as a percentage of revenues in our European segment was primarily due to lower retail store expenses resulting from fewer retail stores. Europe’s SG&A decreased 3% in constant currency. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues and, to a lesser extent, the cost of operating additional retail stores. Asia/Pacific’s SG&A increased 2% in constant currency.

Asset Impairments

Asset impairment charges totaled $86.4 million in fiscal 2011 compared to $11.7 million in fiscal 2010. The impairment charges for fiscal 2011 primarily relate to the $74.1 million goodwill impairment charge recorded in our Asia/Pacific segment due to the natural disasters that occurred throughout the Asia/Pacific region and their resulting impact on our business and $12.2 million of impairment charges for leasehold improvements and other assets related to certain retail stores. The impairment charge in fiscal 2010 relates to impairment of leasehold improvements and other assets in certain retail stores.

Non-operating Expenses

Net interest expense decreased to $73.8 million in fiscal 2011 compared to $114.1 million in fiscal 2010 primarily as a result of the decline in our total non-cash interest expense. Non-cash interest expense decreased from $56.7 million in fiscal 2010, including a $33.2 million write-off in conjunction with the repayment of the senior secured term loans which were held by entities affiliated with Rhône Capital LLC, to $19.1 million in the current year, which includes a $13.7 million write-off in conjunction with the payoff of our European term loans in December 2010 upon the issuance of our European senior notes.

Our foreign currency gain amounted to $0.1 million in fiscal 2011 compared to $5.9 million in fiscal 2010. The current year gain resulted primarily from the foreign currency exchange effect of certain U.S. dollar denominated liabilities of our foreign subsidiaries.

Our income tax benefit was $14.3 million in fiscal 2011 compared to tax expense of $23.4 million in fiscal 2010. During the fiscal year ended October 31, 2011 we recorded a tax benefit of approximately $69.3 million upon the settlement of certain tax positions previously provided for under Accounting Standards Codification (“ASC”) 740. This was partially offset by an increase to tax expense to establish a valuation allowance of approximately $18.7 million against deferred tax assets in our Asia/Pacific segment. As a result of the Asia/Pacific valuation allowance, and the valuation allowance previously established in the U.S., no tax benefits were recognized for losses in those tax jurisdictions.

Loss from continuing operations and Adjusted EBITDA

Our loss from continuing operations attributable to Quiksilver, Inc. in fiscal 2011 was $21.3 million, or $0.13 per share on a diluted basis, compared to $11.5 million, or $0.09 per share on a diluted basis for fiscal 2010. Adjusted EBITDA decreased 5% to $194.3 million in fiscal 2011 compared to $204.4 million in fiscal 2010. For a definition of Adjusted EBITDA and a reconciliation of loss from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (5) to the table under Item 6, Selected Financial Data.

Fiscal 2010 Compared to Fiscal 2009

Revenues

Our total net revenues decreased 7% in fiscal 2010 to $1,837.6 million from $1,977.5 million in fiscal 2009. In constant currency, net revenues decreased 9% compared to the prior year

The following table presents revenues by segment in both historical currency and constant currency for the fiscal years ended October 31, 2009 and 2010:

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

Revenues in the Americas decreased 9% to $843.1 million for fiscal 2010 from $929.7 million in the prior year, while European revenues decreased 8% to $729.0 million from $792.6 million and Asia/Pacific revenues increased 4% to $260.6 million from $251.6 million for those same periods. The decrease in Americas’ net revenues was primarily attributable to generally weak economic conditions affecting both our retail and wholesale channels, with particular softness in the juniors market. The decrease in the Americas came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues. These decreases were partially offset by slight growth in DC brand revenues. The decrease in Roxy brand revenues came from the apparel and footwear product categories and was partially offset by slight growth in the accessories product category. The decrease in Quiksilver brand revenues came from the apparel product category and was partially offset by growth in the accessories and footwear product categories. The increase in DC brand revenues came primarily from our footwear product category, while revenues from our apparel and accessories product categories were in line with the prior year. European net revenues decreased 7% in constant currency. The currency adjusted decrease in Europe came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues, partially offset by growth in DC brand revenues. The decrease in Roxy brand revenues came primarily from our apparel product category and, to a lesser extent, our accessories and footwear product categories. The decrease in Quiksilver brand revenues came primarily from our apparel product category and, to a lesser extent, our accessories and footwear product categories. The increase in DC brand revenues came primarily from growth in our apparel and accessories product categories, but was partially offset by a decline in our footwear product category. Asia/Pacific’s net revenues decreased 14% in constant currency. The currency adjusted decrease in Asia/Pacific revenues came across all brands and all major product categories. Our Asia/Pacific segment was particularly impacted by the generally weak economic conditions.

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

Selling, General and Administrative Expense

Our SG&A decreased 2% in fiscal 2010 to $832.1 million from $851.7 million in fiscal 2009. In the Americas segment, these expenses decreased 11% to $324.7 million in fiscal 2010 from $364.7 million in fiscal 2009, in our European segment, they were virtually unchanged at $340.1 million as compared to $341.8 million, and in our Asia/Pacific segment, SG&A increased 14% to $128.2 million from $112.4 million for those same periods. On a consolidated basis, expense reductions in SG&A were partially offset by approximately $11.2 million in charges related to restructuring activities, including severance costs. As a percentage of revenues, SG&A increased to 45.3% of revenues in fiscal 2010 compared to 43.1% in fiscal 2009. In the Americas, SG&A as a percentage of revenues decreased to 38.5% compared to 39.2% in the prior year. In Europe, SG&A as a percentage of revenues increased to 46.7% compared to 43.1% and in Asia/Pacific, SG&A as a percentage of revenues increased to 49.2% compared to 44.7% in the prior year. The decrease in SG&A as a percentage of revenues in our Americas segment was primarily a result of lower overall expenses due to cost cutting, partially offset by lower revenues. The increase in SG&A as a percentage of revenues in our European segment was primarily caused by lower revenues and, to a lesser extent, the cost of operating additional retail stores. In our Asia/Pacific segment, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues in constant currency.

Asset Impairments

Asset impairment charges totaled approximately $11.7 million in fiscal 2010 compared to approximately $10.7 million in fiscal 2009. The impairment charges for both years primarily relate to the impairment of leasehold improvements and other assets in certain retail stores.

Non-operating Expenses

Net interest expense increased to $114.1 million in fiscal 2010 compared to $63.9 million in fiscal 2009 primarily as a result of $33.2 million of deferred debt issuance costs and debt discount that were written-off in the fourth quarter of fiscal 2010 as a result of our repayment of the total outstanding balance of the senior secured term loans which were held by entities affiliated with Rhône Capital LLC. Including this amount, $56.7 million of the total interest expense for fiscal 2010 was non-cash interest.

Our foreign currency gain amounted to $5.9 million in fiscal 2010 compared to a loss of $8.6 million in fiscal 2009. The fiscal 2010 gain resulted primarily from the foreign currency exchange effect of certain non-U.S. dollar denominated liabilities, as well as certain U.S. dollar denominated assets of our foreign subsidiaries.

Our income tax expense was $23.4 million in fiscal 2010 compared to $66.7 million in fiscal 2009. Income tax expense in fiscal 2009 was unfavorably impacted by a non-cash valuation allowance adjustment of $72.8 million recorded against our deferred tax assets in the United States.

Loss from continuing operations and Adjusted EBITDA

Our loss from continuing operations attributable to Quiksilver, Inc. in fiscal 2010 was $11.5 million, or $0.09 per share on a diluted basis, compared to $73.2 million, or $0.58 per share on a diluted basis for fiscal 2009. Adjusted EBITDA increased 55% to $204.4 million in fiscal 2010 compared to $131.5 million in fiscal 2009. For a definition of Adjusted EBITDA and a reconciliation of loss from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (5) to the table under Item 6, Selected Financial Data.

Financial Position, Capital Resources and Liquidity

In fiscal 2005, we issued $400 million of unsecured senior notes (“Senior Notes”) to fund a portion of the purchase price for the Rossignol business and to refinance certain existing indebtedness. In fiscal 2009, we closed the $153.1 million five-year senior secured term loans with certain entities affiliated with Rhône Capital LLC (“Rhône senior secured term loans”), refinanced our existing asset-based credit facility with a $200 million three-year asset-based credit facility, and refinanced our short-term uncommitted lines of credit in Europe with a €268 million multi-year facility. In August 2010, we closed a debt-for-equity exchange pursuant to which a combined total of $140 million of principal balance outstanding under the Rhône senior secured term loans was exchanged for 31.1 million shares of our common stock. In December 2010, we issued €200 million (approximately $265 million at issuance) in unsecured senior notes (“European Senior Notes”) to repay our then existing European term loans. This transaction extended virtually all of our short-term maturities to a long-term basis. We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

As we used the proceeds from the European Senior Notes to repay our European term loans, we recognized non-cash, non-operating charges during fiscal 2011 of approximately $13.7 million to write-off the deferred debt issuance costs related to such term loans. The debt issuance costs associated with the issuance of the European Senior Notes of $6.4 million are being amortized into interest expense over the seven-year term of the European Senior Notes.

The European Senior Notes bear a coupon interest rate of 8.875% and are due December 15, 2017. The European Senior Notes are general senior obligations and are fully and unconditionally guaranteed on a senior basis by Quiksilver, Inc. and certain of its current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. We may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; cause our restricted subsidiaries to pay dividends or make other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. We are currently in compliance with these covenants.

In May 2011, we terminated our €100 million secured financing facility for our European operating segment. This facility was originally scheduled to expire in August 2011. We had not had any outstanding borrowings on this facility during fiscal 2011. This facility has been replaced by new lines of credit from numerous banks in Europe that provide up to $106.1 million of available capacity for borrowings and an additional $113.2 million of available capacity for letters of credit. As of October 31, 2011, there were $2.3 million of outstanding borrowings drawn on these lines at an average borrowing rate of 2.2%, and letters of credit outstanding totaled $30.2 million.

As of October 31, 2011, we had a total of $747.7 million of indebtedness compared to a total of $728.8 million of indebtedness at October 31, 2010. While our total indebtedness increased slightly to fund higher working capital levels, we are no longer subject to significant scheduled repayments prior to 2015.

We believe that our cash flows from operations, together with our existing credit facilities, cash on hand and term loans will be adequate to fund our capital requirements for at least the next twelve months.

Unrestricted cash and cash equivalents totaled $109.8 million at October 31, 2011 versus $120.6 million at October 31, 2010. Working capital amounted to $581.4 million at October 31, 2011, compared to $537.4 million at October 31, 2010, an increase of 8%.

Operating Cash Flows

Operating activities of continuing operations provided cash of $54.1 million in fiscal 2011 compared to $199.7 million in fiscal 2010. This $145.6 million decrease was primarily due to increases in cash used for working capital of $131.2 million and net decreases in cash of $14.4 million as detailed in our cash flow statement.

Capital Expenditures

Fiscal 2011 capital expenditures were $89.6 million as compared to the $47.8 million we spent in fiscal 2010. These investments include company-owned stores and ongoing investments in computer and warehouse equipment, including our new global enterprise-wide reporting system (“ERP”). We were successful with the ERP implementation on a specific component of our business and are moving forward with the implementation on other business components. During this process, we continue to evaluate our existing systems to determine if any may no longer be used upon completion of the implementation. This evaluation could result in the write-off of any systems that will no longer be in use, causing us to record future impairment losses. The implementation costs of this project are expected to continue to require higher than normal levels of capital expenditures over the next two years, and the ongoing maintenance of this system could also require higher levels of investment as compared to the systems it is replacing. Capital spending for these and other projects in fiscal 2012 is expected to be in the range of $75 million to $80 million. We intend to fund these expenditures from operating cash flows.

Debt Structure

In July 2005, we issued $400 million of the Senior Notes, and in December 2010, we issued €200 million (approximately $265 million at issuance) of the European Senior Notes, which extended virtually all of our short-term maturities to a long-term basis. We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. Our debt structure at October 31, 2011 includes short-term lines of credit and long-term debt as follows:

In thousands	U.S. Dollar	Non U.S. Dollar	Total
Asia/Pacific short-term credit arrangements	$—	$18,335	$18,335

Short-term lines of credit	—	18,335	18,335
Americas Credit Facility	21,042	—	21,042
Americas term loan	18,500	—	18,500
European credit facilities	—	2,306	2,306
Senior Notes	400,000	—	400,000
European Senior Notes	—	282,925	282,925
Capital lease obligations and other borrowings	—	4,578	4,578

Long-term debt	439,542	289,809	729,351

Total	$439,542	$308,144	$747,686

The Senior Notes bear a coupon interest rate of 6.875%, were issued at par value and are due April 15, 2015. The Senior Notes are guaranteed on a senior unsecured basis by each of our domestic subsidiaries that guarantee any of our indebtedness or our subsidiaries’ indebtedness, or are obligors under our Credit Facility (the “Guarantors”). We may redeem some or all of the Senior Notes at fixed redemption prices as set forth in the indenture related to such Senior Notes.

The Senior Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; cause our restricted subsidiaries to pay dividends or make other payments to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If we experience a change of control (as defined in the indenture), we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest. We are currently in compliance with these covenants. In addition, we have approximately $4.2 million in unamortized debt issuance costs related to the Senior Notes included in other assets as of October 31, 2011.

In December 2010, we issued the European Senior Notes, which bear a coupon interest rate of 8.875% and are due December 15, 2017. The European Senior Notes were issued at par value in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The European Senior Notes were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. The European Senior Notes will not be registered under the Securities Act or the securities laws of any other jurisdiction.

The European Senior Notes are general senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis by Quiksilver, Inc. and certain of its current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. We may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; cause our restricted subsidiaries to pay dividends or make other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. We are currently in compliance with these covenants.

We used the proceeds from the European Senior Notes to repay our then existing European term loans and to pay related fees and expenses. As a result, we recognized non-cash, non-operating charges during the fiscal year ended October 31, 2011 of approximately $13.7 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans. We capitalized approximately $6.4 million of debt issuance costs associated with the issuance of the European Senior Notes, which are being amortized into interest expense over the seven-year term of the European Senior Notes.

On July 31, 2009, we entered into a $200 million asset-based credit facility for our Americas segment, which replaced our existing credit facility which was to expire in April 2010. On August 27, 2010, we entered into an amendment to this credit facility (as amended, the “Credit Facility”). The Credit Facility is a $150 million facility (with the option to expand the facility to $250 million on certain conditions) and the amendment, among other things, extended the maturity date of the Credit Facility to August 27, 2014 (compared to July 31, 2012 under the original facility). The Credit Facility includes a $102.5 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 2.5% to 3.0% depending upon availability. As of October 31, 2011, there were $21.0 million of borrowings outstanding under the Credit Facility and outstanding letters of credit totaled $35.4 million.

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

On October 27, 2010, we entered into a $20.0 million term loan for our Americas segment. The maturity date of this term loan is August 27, 2014, such that it is aligned with the maturity of the Credit Facility. The term loan has minimum principal repayments of $1.5 million due on June 30 and December 31 of each year, until the principal balance is reduced to $14.0 million. The term loan bears interest at the London Inter-Bank Offer (“LIBO”) rate plus 5.0% (currently 5.4%). The term loan is guaranteed by Quiksilver, Inc. and secured by a first priority interest in substantially all assets, excluding accounts receivable and inventory, of certain of our domestic subsidiaries and a second priority interest in the accounts receivable and inventory of certain of our domestic subsidiaries, in which the lenders under the Credit Facility have a first-priority security interest. The term loan contains customary default provisions and restrictive covenants for loans of its type. As of October 31, 2011 we were in compliance with or obtained the necessary waiver for such covenants.

In May 2011, we terminated our €100 million secured financing facility in our European operating segment. We had not had any outstanding borrowings on this facility during fiscal 2011. This facility has been replaced by new lines of credit from numerous banks in Europe that provide up to $106.1 million of available capacity for borrowings and an additional $113.2 million of available capacity for letters of credit. As of October 31, 2011, there were $2.3 million of outstanding borrowings drawn on these lines at an average borrowing rate of 2.2%, and letters of credit outstanding totaled $30.2 million.

On July 31, 2009, we entered into the $153.1 million five-year senior secured term loans with entities affiliated with Rhône Capital LLC. In connection with these term loans, we issued warrants to purchase approximately 25.7 million shares of our common stock, representing 19.99% of our outstanding equity at the time, with an exercise price of $1.86 per share. The warrants are fully vested and have a seven-year term. The estimated fair value of these warrants at issuance was $23.6 million. This amount was recorded as a debt discount and was to be amortized into interest expense over the term of the loans. In addition to this, we incurred approximately $15.8 million in debt issuance costs which were also to be amortized into interest expense over the term of the loans.

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

In September 2011, we entered into a new $21.4 million ($20.0 million Australian dollars) credit facility for our Asia/Pacific segment for cash borrowings and letters of credit. Combined with certain remaining uncommitted borrowings, our Asia/Pacific segment has $29.2 million of capacity for borrowings and letters of credit. As of October 31, 2011, there were $18.3 million of outstanding borrowings drawn on these lines at an average borrowing rate of 3.9%, and letters of credit outstanding totaled $7.4 million. The new facility contains customary default provisions and restrictive covenants for facilities of its type. We are currently in compliance with such covenants.

As of October 31, 2011, our credit facilities allowed for total maximum cash borrowings and letters of credit of $384.7 million. Our total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising our borrowing base under certain credit facilities. We had $41.7 million of borrowings drawn on these credit facilities as of October 31, 2011, and letters of credit issued at that time totaled $72.9 million. The amount of availability for borrowings under these facilities as of October 31, 2011 was $183.6 million, $76.4 million of which could also be used for letters of credit in the United States. In addition to the $183.6 million of availability for borrowings, we also had $86.5 million in additional capacity for letters of credit in Europe and Asia/Pacific as of October 31, 2011.

We also had approximately $4.6 million in capital leases and other borrowings as of October 31, 2011.

Our financing activities from continuing operations provided cash of $23.2 million in fiscal 2011, compared to cash used of $182.8 million in fiscal 2010. In fiscal 2011, net cash provided primarily resulted from borrowings on our Credit Facility to finance working capital. In fiscal 2010, we used cash flow from operations as well as existing cash to pay down debt.

Contractual Obligations and Commitments

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2029, excluding renewals at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time. We also have long-term debt related to business acquisitions. Our significant contractual obligations and commitments as of October 31, 2011 are summarized in the following table:

	Payments Due by Period
In thousands	One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Operating lease obligations	$104,342	$172,747	$122,464	$122,330	$521,883
Long-term debt obligations(1)	4,628	41,465	400,333	282,925	729,351
Professional athlete sponsorships(2)	23,999	31,466	17,998	5,455	78,918
Certain other obligations(3)	74,615	5,798	4,094	—	84,507

	$207,584	$251,476	$544,889	$410,710	$1,414,659

(1)	Excludes required interest payments. See note 7 of our consolidated financial statements for interest terms.

(2)

We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, bmx and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $98.0 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

(3)

Certain other obligations include approximately $72.9 million of contractual letters of credit with maturity dates of less than one year (see note 7 of our consolidated financial statements for additional details) and approximately $11.6 million related to our French profit sharing plan (see note 13 of our consolidated financial statements for additional details). We also enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. In addition, we may acquire additional equity interests from our minority interest partners in Brazil and Mexico, however, as we are not required to do so, and as these potential purchase amounts generally cannot be determined in advance, they are not included in this line item. We have approximately $17.3 million of tax contingencies related to ASC 740, “Income Taxes.” See note 12 of our consolidated financial statements for our complete income taxes disclosure. Based on the uncertainty of the timing of these contingencies, these amounts have not been included in this line item.

Off Balance Sheet Arrangements

Other than certain obligations and commitments described in the table above, we did not have any material off balance sheet arrangements as of October 31, 2011.

Trade Accounts Receivable and Inventories

Our trade accounts receivable were $397.1 million at October 31, 2011, compared to $368.4 million the year before, an increase of 8%. Receivables in the Americas segment increased 11%, while European segment receivables increased 10% and Asia/Pacific segment receivables decreased 11%. In constant currency, consolidated trade accounts receivable increased 6%. The increase in consolidated trade accounts receivable was primarily the result of higher levels of revenues. European segment receivables in constant currency increased 9% and Asia/Pacific segment receivables in constant currency decreased 18%. Included in trade accounts receivable are approximately $26.6 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, are deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding decreased by approximately 2 days at October 31, 2011 compared to October 31, 2010.

Consolidated inventories totaled $347.8 million as of October 31, 2011, compared to $268.0 million the year before, an increase of 30%. Inventories in the Americas segment increased 29%, while European segment inventories increased 38% and Asia/Pacific segment inventories increased 19%. In constant currency, consolidated inventories increased 26%. European segment inventories in constant currency increased 36% and Asia/Pacific segment inventories in constant currency increased 10%. The increase in inventory related to current and future seasons goods. Consolidated average inventory turnover decreased to 2.8 times per year at October 31, 2011 compared to 3.5 times per year at October 31, 2010.

Inflation

Inflation has been modest during the years covered by this report. Accordingly, inflation has had an insignificant impact on our sales and profits.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for us on February 1, 2012. Based on our evaluation of this ASU, the adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us beginning November 1, 2012 and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. The updated guidance is effective for us on November 1, 2012, however early adoption is permitted. Based on our evaluation of this ASU, the adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

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

As of October 31, 2011, the fair values of our Americas, Europe and Asia/Pacific reporting units substantially exceeded their carrying values. However, due to the natural disasters that occurred in several of our markets within our Asia/Pacific reporting unit during the first half of fiscal 2011 and their resulting impact on our business, we recorded a goodwill impairment charge of approximately $74.1 million.

Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability in our reporting units, future reductions in our expected cash flows for a reporting unit could cause a material impairment of goodwill.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value, thereby decreasing net income. This determination was made in regards to certain deferred tax assets in our Asia/Pacific segment during fiscal 2011, resulting in an increase to tax expense of approximately $18.7 million. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determine that the deferred tax assets, which had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

On November 1, 2007, we adopted the authoritative guidance included in ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of this guidance can create significant variability in our tax rate from period to period based upon changes in or adjustments to our uncertain tax positions. For example, during fiscal 2011, we recognized $69.3 million of income due to the settlement of uncertain tax positions.

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

Forward-Looking Statements

All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition, liquidity and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “likely,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:

•	our ability to achieve the financial results that we anticipate;

•	future expenditures for capital projects, including the ongoing implementation of our global enterprise-wide reporting system;

•	increases in production costs and raw materials, particularly with respect to labor costs;

•	deterioration of global economic conditions and credit and capital markets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations; and

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks. Two of these risks are foreign currency exchange rate fluctuations and changes in interest rates that affect interest expense. See also note 15 of our consolidated financial statements.

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, we formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy. In this documentation, we identify the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicate how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis in accordance with our risk management policy. We will discontinue hedge accounting prospectively:

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

Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. We did not have any non-qualifying derivatives during the fiscal year ended October 31, 2011. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2011, we were hedging forecasted transactions expected to occur through October 2013. Assuming exchange rates at October 31, 2011 remain constant, $8.1 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 24 months.

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

Translation of Results of International Subsidiaries

As discussed above, we are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported results and distort comparisons from period to period. We generally do not use foreign currency exchange contracts to hedge the profit and loss effects of such exposure as accounting rules do not allow such types of contracts to qualify for hedge accounting.

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

European revenues increased 1% in euros during the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010. As measured in U.S. dollars and reported in our consolidated statements of operations, European revenues increased 4% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year.

Asia/Pacific revenues decreased 8% in Australian dollars during the fiscal year ended October 31, 2011 compared to the fiscal year ended October 31, 2010. As measured in U.S. dollars and reported in our consolidated statements of operations, Asia/Pacific revenues increased 5% as a result of a stronger Australian dollar and Japanese yen versus the U.S. dollar in comparison to the prior year.

Interest Rates

A limited amount of our outstanding debt bears interest based on LIBOR or EURIBOR plus a credit spread. Effective interest rates, therefore, will move up or down depending on market conditions. The credit spreads are subject to change based on financial performance and market conditions. Interest expense also includes financing fees and related costs and can be affected by foreign currency exchange rate movements upon translating non-U.S. dollar denominated interest expense into U.S. dollars for reporting purposes. The approximate amount of our variable rate debt was $64.8 million at October 31, 2011, and the weighted average effective interest rate at that time was 4.3%. If interest rates or credit spreads were to increase by 10% (i.e. – to approximately 4.8%), our annual income before tax would be reduced by approximately $0.3 million based on the borrowing levels at the end of fiscal 2011.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended October 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year. Deloitte & Touche LLP has issued an attestation report (see below) on our internal control over financial reporting.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the assessment and analysis of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quiksilver, Inc.

Huntington Beach, California

We have audited the internal control over financial reporting of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2011, of the Company and our report dated January 17, 2012, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California

January 17, 2012

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be included by this item will be included under the headings “Election of Directors,” “Executive Compensation and Other Information,” and “Corporate Governance” in our proxy statement for the 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2011.

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

Item 11. EXECUTIVE COMPENSATION

The information required to be included by this item will be included under the heading “Executive Compensation and Other Information” in our proxy statement for the 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October  31, 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included by this item will be included under the heading “Ownership of Securities” in our proxy statement for the 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2011.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included by this item will be included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our proxy statement for the 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2011.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included by this item will be included under the heading “Independent Registered Public Accounting Firm” in our proxy statement for the 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2011.

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

QUIKSILVER, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited consolidated financial statements of Quiksilver, Inc. as of October 31, 2011 and 2010 and for each of the three years in the period ended October 31, 2011

Report of Independent Registered Public Accounting Firm	42
Consolidated Statements of Operations Years Ended October 31, 2011, 2010 and 2009	43
Consolidated Statements of Comprehensive Income (Loss) Years Ended October 31, 2011, 2010 and 2009	44
Consolidated Balance Sheets October 31, 2011 and 2010	45
Consolidated Statements of Changes in Equity Years Ended October 31, 2011, 2010 and 2009	46
Consolidated Statements of Cash Flows Years Ended October 31, 2011, 2010 and 2009	47
Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quiksilver, Inc.:

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended October 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 17, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

January 17, 2012

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended October 31, 2011, 2010 and 2009

In thousands, except per share amounts	2011	2010	2009

Revenues, net	$1,953,061	$1,837,620	$1,977,526
Cost of goods sold	929,227	870,372	1,046,495

Gross profit	1,023,834	967,248	931,031

Selling, general and administrative expense	895,949	832,066	851,746
Asset impairments	86,373	11,657	10,737

Operating income	41,512	123,525	68,548

Interest expense, net	73,808	114,109	63,924
Foreign currency (gain) loss	(111)	(5,917)	8,633
Other income	—	—	(387)

(Loss) income before (benefit) provision for income taxes	(32,185)	15,333	(3,622)

(Benefit) provision for income taxes	(14,315)	23,433	66,667

Loss from continuing operations	(17,870)	(8,100)	(70,289)
Income (loss) from discontinued operations, net of tax	—	1,830	(118,827)

Net loss	(17,870)	(6,270)	(189,116)
Less: net income attributable to non-controlling interest	(3,388)	(3,414)	(2,926)

Net loss attributable to Quiksilver, Inc.	$(21,258)	$(9,684)	$(192,042)

Loss per share from continuing operations attributable to Quiksilver, Inc.	$(0.13)	$(0.09)	$(0.58)

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc.	$—	$0.01	$(0.94)

Net loss per share attributable to Quiksilver, Inc.	$(0.13)	$(0.07)	$(1.51)

Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.13)	$(0.09)	$(0.58)

Income (loss) per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$—	$0.01	$(0.94)

Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.13)	$(0.07)	$(1.51)

Weighted average common shares outstanding	162,430	135,334	127,042

Weighted average common shares outstanding, assuming dilution	162,430	135,334	127,042

Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(21,258)	$(11,514)	$(73,215)
Income (loss) from discontinued operations, net of tax	—	1,830	(118,827)

Net loss	$(21,258)	$(9,684)	$(192,042)

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended October 31, 2011, 2010 and 2009

In thousands	2011	2010	2009

Net loss	$(17,870)	$(6,270)	$(189,116)
Other comprehensive (loss) income:

Foreign currency translation adjustment	9,295	2,984	99,798
Reclassification adjustment for foreign currency translation included in current period loss from discontinued operations	—	—	(47,850)
Net (loss) gain on derivative instruments, net of tax (benefit) provision of $(3,089) (2011), $7,334 (2010) and $(19,965) (2009)(2002)	(6,850)	15,302	(37,062)

Comprehensive (loss) income	(15,425)	12,016	(174,230)
Comprehensive income attributable to non-controlling interest	(3,388)	(3,414)	(2,926)

Comprehensive (loss) income attributable to Quiksilver, Inc.	$(18,813)	$8,602	$(177,156)

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED BALANCE SHEETS

October 31, 2011 and 2010

In thousands, except share amounts	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$109,753	$120,593
Trade accounts receivable, net	397,089	368,428
Other receivables	23,190	42,512
Income taxes receivable	4,265	—
Inventories	347,757	268,037
Deferred income taxes	32,808	39,053
Prepaid expenses and other current assets	25,429	25,218

Total current assets	940,291	863,841

Fixed assets, net	238,107	220,350
Intangible assets, net	138,143	140,567
Goodwill	268,589	332,488
Other assets	55,814	53,296
Deferred income taxes long-term	123,279	85,579

Total assets	$1,764,223	$1,696,121

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$18,335	$22,586
Accounts payable	203,023	179,402
Accrued liabilities	132,944	115,748
Current portion of long-term debt	4,628	5,182
Income taxes payable	—	3,484

Total current liabilities	358,930	326,402

Long-term debt, net of current portion	724,723	701,005
Other long-term liabilities	57,948	49,119

Total liabilities	1,141,601	1,076,526

Commitments and contingencies — Note 9

Equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 285,000,000; issued shares – 168,053,744 (2011) and 166,867,127 (2010)	1,681	1,669
Additional paid-in capital	531,633	513,102
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(32,565)	(11,307)
Accumulated other comprehensive income	116,127	113,682

Total Quiksilver, Inc. stockholders’ equity	610,098	610,368
Non-controlling interest	12,524	9,227

Total equity	622,622	619,595

Total liabilities and equity	$1,764,223	$1,696,121

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended October 31, 2011, 2010 and 2009

In thousands	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amounts
Balance, October 31, 2008	130,623	$1,306	$334,509	$(6,778)	$190,419	$80,510	$4,512	$604,478
Tax benefit from exercise of stock options	—	—	439	—	—	—	—	439
Stock compensation expense	—	—	8,884	—	—	—	—	8,884
Restricted stock	310	3	(3)	—	—	—	—	—
Employee stock purchase plan	551	6	855	—	—	—	—	861
Stock warrants issued	—	—	23,601	—	—	—	—	23,601
Net loss and other comprehensive income	—	—	—	—	(192,042)	14,886	2,926	(174,230)

Balance, October 31, 2009	131,484	$1,315	$368,285	$(6,778)	$(1,623)	$95,396	$7,438	$464,033

Exercise of stock options	713	7	2,730	—	—	—	—	2,737
Stock compensation expense	—	—	12,831	—	—	—	—	12,831
Restricted stock	3,050	31	(31)	—	—	—	—	—
Employee stock purchase plan	509	5	897	—	—	—	—	902
Common stock issued in debt-for-equity exchange	31,111	311	131,939	—	—	—	—	132,250
Transactions with non- controlling interest holders	—	—	(3,549)	—	—	—	(1,625)	(5,174)
Net loss and other comprehensive income	—	—	—	—	(9,684)	18,286	3,414	12,016

Balance, October 31, 2010	166,867	$1,669	$513,102	$(6,778)	$(11,307)	$113,682	$9,227	$619,595

Exercise of stock options	756	8	2,956	—	—	—	—	2,964
Stock compensation expense	—	—	14,414	—	—	—	—	14,414
Restricted stock	120	1	(1)	—	—	—	—	—
Employee stock purchase plan	311	3	1,162	—	—	—	—	1,165
Transactions with non- controlling interest holders	—	—	—	—	—	—	(91)	(91)
Net loss and other comprehensive income	—	—	—	—	(21,258)	2,445	3,388	(15,425)

Balance, October 31, 2011	168,054	$1,681	$531,633	$(6,778)	$(32,565)	$116,127	$12,524	$622,622

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2011, 2010 and 2009

In thousands	2011	2010	2009
Cash flows from operating activities:
Net loss	$(17,870)	$(6,270)	$(189,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(1,830)	118,827
Depreciation and amortization	55,259	53,861	55,004
Stock-based compensation	14,414	12,831	8,415
Provision for doubtful accounts	8,732	15,307	16,235
(Gain) loss on disposal of fixed assets	(5,822)	(464)	4,194
Foreign currency loss (gain)	156	(3,078)	(103)
Asset impairments	86,373	11,657	10,737
Non-cash interest expense	19,112	56,695	3,441
Equity in earnings	(355)	(524)	(2)
Deferred income taxes	(28,248)	8,029	43,234
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	(33,985)	39,846	60,783
Other receivables	13,827	(15,049)	14,914
Inventories	(70,706)	4,505	78,039
Prepaid expenses and other current assets	(4,799)	7,103	(157)
Other assets	(4,586)	8,958	5,422
Accounts payable	24,839	15,412	(79,026)
Accrued liabilities and other long-term liabilities	9,320	9,276	5,421
Income taxes payable	(11,512)	(16,568)	36,091

Cash provided by operating activities of continuing operations	54,149	199,697	192,353
Cash provided by operating activities of discontinued operations	—	3,785	13,815

Net cash provided by operating activities	54,149	203,482	206,168
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	12,546	4,662	587
Capital expenditures	(89,590)	(47,797)	(55,151)
Business acquisitions, net of acquired cash	(5,578)	—	—
Changes in restricted cash	—	52,706	—

Cash (used in) provided by investing activities of continuing operations	(82,622)	9,571	(54,564)
Cash provided by investing activities of discontinued operations	—	—	21,848

Net cash (used in) provided by investing activities	(82,622)	9,571	(32,716)
Cash flows from financing activities:
Borrowings on lines of credit	30,070	16,581	10,346
Payments on lines of credit	(35,303)	(27,021)	(237,025)
Borrowings on long-term debt	315,330	59,353	895,268
Payments on long-term debt	(284,676)	(220,566)	(726,852)
Payments of debt and equity issuance costs	(6,391)	(9,573)	(47,478)
Stock option exercises and employee stock purchases	4,129	3,639	862
Purchase of non-controlling interest	—	(5,174)	—

Cash provided by (used in) financing activities of continuing operations	23,159	(182,761)	(104,879)
Cash used in financing activities of discontinued operations	—	—	(11,136)

Net cash provided by (used in) financing activities	23,159	(182,761)	(116,015)
Effect of exchange rate changes on cash	(5,526)	(9,215)	(10,963)

Net (decrease) increase in cash and cash equivalents	(10,840)	21,077	46,474
Cash and cash equivalents, beginning of year	120,593	99,516	53,042

Cash and cash equivalents, end of year	$109,753	$120,593	$99,516

Supplementary cash flow information:
Cash paid (received) during the year for:
Interest	$47,055	$54,023	$58,094

Income taxes	$20,356	$15,916	$(5,794)

Non-cash investing and financing activities:
Stock warrants issued	$—	$—	$23,601

Common stock issued in debt-for-equity exchange	$—	$132,250	$—

See notes to consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended October 31, 2011, 2010 and 2009

Note 1 — Significant Accounting Policies

Company Business

Quiksilver, Inc. and its subsidiaries (the “Company”) design, develop and distribute branded apparel, footwear, accessories and related products. The Company’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its boardriding culture and heritage. The Company’s Quiksilver, Roxy, DC and Hawk brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. The Company makes snowboarding equipment under its DC, Roxy, Lib Technologies and Gnu labels. The Company’s products are sold in over 90 countries in a wide range of distribution channels, including surf shops, skate shops, snow shops, its proprietary concept stores, other specialty stores and select department stores. Distribution is primarily in the United States, Europe and Australia.

In November 2008, the Company sold its Rossignol business and in December 2007, the Company sold its golf equipment business. As a result, the Company has classified its Rossignol wintersports and golf equipment businesses as discontinued operations. In April 2010, the Company sold its Raisins and Leilani swimwear brand trademarks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including Quiksilver Americas, Inc. and subsidiaries (“Quiksilver Americas”), Pilot, SAS and subsidiaries (“Quiksilver Europe”) and Quiksilver Australia Pty Ltd. and subsidiaries (“Quiksilver Asia/Pacific”). Intercompany accounts and transactions have been eliminated in consolidation.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” In accordance with ASC 360, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company recorded approximately $12.2 million, $11.7 million and $10.7 million in fixed asset impairments primarily related to its retail locations in continuing operations for the years ended October 31, 2011, 2010 and 2009, respectively, to write-down the carrying value to their estimated fair values. Fair value is determined using an undiscounted cash flow model which requires “Level 3” inputs, as defined in ASC 820, “Fair Value Measurements and Disclosures.” The impairment charges reduced the carrying amounts of the respective long-lived assets as follows:

	Year Ended October 31,
In millions	2011	2010	2009
Carrying value of long-lived assets	$13.6	$14.9	$12.4
Less: Impairment charges	(12.2)	(11.7)	(10.7)

Fair value of long-lived assets	$1.4	$3.2	$1.7

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles—Goodwill and Other.” Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by ASC 350 which includes assumptions such as growth and discount rates. The Company recorded goodwill impairment losses in continuing operations of $74.1 million for the year ended October 31, 2011 and zero for each of the years ended October 31, 2010 and 2009.

As of October 31, 2011, the fair values of the Americas, Europe and Asia/Pacific reporting units substantially exceeded their carrying values. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability in the Company’s reporting units, future reductions in the Company’s expected cash flows for a reporting unit could cause a material impairment of goodwill.

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

Revenues in the Consolidated Statements of Operations include the following:

	Year Ended October 31,
In thousands	2011	2010	2009
Product sales, net	$1,926,941	$1,825,807	$1,961,389
Royalty income	26,120	11,813	16,137

	$1,953,061	$1,837,620	$1,977,526

Promotion and Advertising

The Company’s promotion and advertising efforts include athlete sponsorships, world-class boardriding contests, websites, magazine advertisements, retail signage, television programs, co-branded products, surf camps, skate park tours and other events. For the fiscal years ended October 31, 2011, 2010 and 2009, these expenses totaled $124.3 million, $106.9 million and $101.8 million, respectively. Advertising costs are expensed when incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability approach as promulgated by the authoritative guidance included in ASC 740, “Income Taxes.” Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The application of this guidance can create significant variability in the effective tax rate from period to period based upon changes in or adjustments to the Company’s uncertain tax positions.

Stock-Based Compensation Expense

The Company recognizes compensation expense for all stock-based payments net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. For option valuations, the Company determines the fair value using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For performance based equity awards with stock price contingencies, the Company determines the fair value using a Monte-Carlo simulation, which creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.

Net Loss per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.

The table below sets forth the reconciliation of the denominator of each net loss per share calculation:

	Fiscal year ended October 31,
In thousands	2011	2010	2009
Shares used in computing basic net loss per share	162,430	135,334	127,042
Dilutive effect of stock options and restricted stock(1)	—	—	—
Dilutive effect of stock warrants(1)	—	—	—

Shares used in computing diluted net income per share	162,430	135,334	127,042

(1)

For the fiscal year ended October 31, 2011, the shares used in computing diluted net loss per share do not include 4,887,000 dilutive stock options and shares of restricted stock nor 14,732,000 dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the fiscal year ended October 31, 2010, the shares used in computing diluted net income per share do not include 4,099,000 dilutive stock options and shares of restricted stock nor 12,521,000 dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the fiscal year ended October 31, 2009, the shares used in computing diluted net income per share do not include 796,000 dilutive stock options and shares of restricted stock nor 252,000 dilutive warrant shares as the effect is anti-dilutive. For the fiscal years ended October 31, 2011, 2010 and 2009, additional stock options outstanding of 10,862,000, 11,474,000 and 14,861,000, respectively, and additional warrant shares outstanding of 10,922,000, 13,133,000 and 25,402,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

Foreign Currency and Derivatives

The Company’s reporting currency is the U.S. dollar, while Quiksilver Europe’s functional currency is primarily the euro, and Quiksilver Asia/Pacific’s functional currencies are primarily the Australian dollar and the Japanese yen.

Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

Derivative financial instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the use and type of the derivative. The Company’s derivative financial instruments principally consist of foreign currency exchange rate contracts, which the Company uses to manage its exposure to the risk of changes in foreign currency exchange rates. The Company’s objectives are to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company does not enter into derivative financial instruments for speculative or trading purposes.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal year 2011 presentation. These reclassifications had no impact on previously reported results of operations, financial position, cash flows or stockholders’ equity.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for the Company on February 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the

Company beginning November 1, 2012 and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. The updated guidance is effective for the Company on November 1, 2012, however early adoption is permitted. Based on the Company’s evaluation of this ASU, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2 — Business Acquisitions

The Company paid cash of approximately $5.6 million during the year ended October 31, 2011 related to business acquisitions. The Company did not engage in any significant business acquisitions, nor pay cash related to any prior business acquisitions, during the fiscal years ended October 31, 2010 and 2009.

Note 3 — Allowance for Doubtful Accounts

The allowance for doubtful accounts, which includes bad debts and returns and allowances, consists of the following:

	Year Ended October 31,
In thousands	2011	2010	2009
Balance, beginning of year	$48,043	$47,211	$31,331
Provision for doubtful accounts	8,732	15,307	16,235
Deductions	(8,105)	(14,475)	(355)

Balance, end of year	$48,670	$48,043	$47,211

The provision for doubtful accounts represents charges to selling, general and administrative expense for estimated bad debts, whereas the provision for returns and allowances is reported as a reduction of revenues.

Note 4 — Inventories

Inventories consist of the following:

	October 31,
In thousands	2011	2010
Raw materials	$9,130	$6,894
Work in process	2,647	3,914
Finished goods	335,980	257,229

	$347,757	$268,037

Note 5 — Fixed Assets

Fixed assets consist of the following:

	October 31,
In thousands	2011	2010
Furniture and other equipment	$164,951	$182,655
Computer equipment	111,667	98,712
Leasehold improvements	169,995	146,384
Land use rights	40,213	40,261
Land and buildings	6,548	6,269

	493,374	474,281
Accumulated depreciation and amortization	(255,267)	(253,931)

	$238,107	$220,350

During the fiscal years ended October 31, 2011 and 2010, the Company recorded approximately $12.2 million and $11.7 million, respectively, in fixed asset impairments in continuing operations, primarily related to impairment of leasehold improvements on certain underperforming retail stores. These stores were not generating positive cash flows and are not expected to become profitable in the future. As a result, the Company is working to close these stores as soon as possible. Any charges associated with future rent commitments will be charged to future earnings upon store closure.

Note 6 — Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	October 31,
	2011			2010
In thousands	Gross Amount	Amorti- zation	Net Book Value	Gross Amount	Amorti- zation	Net Book Value
Amortizable trademarks	$20,174	$(9,782)	$10,392	$19,752	$(8,308)	$11,444
Amortizable licenses	14,380	(12,822)	1,558	13,219	(10,465)	2,754
Other amortizable intangibles	9,029	(5,987)	3,042	8,386	(5,318)	3,068
Non-amortizable trademarks	123,151	—	123,151	123,301	—	123,301

	$166,734	$(28,591)	$138,143	$164,658	$(24,091)	$140,567

The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. These amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Certain trademarks and licenses will continue to be amortized using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the fiscal years ended October 31, 2011, 2010 and 2009 was $3.0 million, $3.2 million and $3.2 million, respectively. Annual amortization expense, based on the Company’s amortizable intangible assets as of October 31, 2011, is estimated to be approximately $3.0 million in the fiscal year ending October 31, 2012, approximately $2.0 million in each of the fiscal years ending October 31, 2013 and October 31, 2014 and approximately $1.5 million in each of the fiscal years ending October 31, 2015 and October 31, 2016.

Due to the natural disasters that occurred throughout the Asia/Pacific region and their resulting impact on the Company’s business, the Company remeasured the value of its intangible assets in its Asia/Pacific segment in accordance with Accounting Standards Codification (“ASC”) 350. As a result, the Company noted that the carrying value of these assets was in excess of their estimated fair value, and therefore, the Company recorded related goodwill impairment charges of approximately $74.1 million during fiscal 2011. The fair value of assets was estimated using a combination of a discounted cash flow approach and market approach. The value implied by the test was affected by (1) a reduction in near-term future cash flows expected for the Asia/Pacific segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The projected future cash flows, discount rates applied and current estimates of market value have all been impacted by the aforementioned natural disasters that occurred throughout the Asia/Pacific region, contributing to the estimated decline in value. Goodwill in the Asia/Pacific segment arose primarily from the acquisition of the Company’s Australian and Japanese distributors in fiscal 2003, including subsequent earnout payments to the former owners of these businesses, and the acquisition of certain Australian retail store locations in fiscal 2005.

Goodwill recorded by the Company arose primarily from the acquisitions of Quiksilver Europe, Quiksilver Asia/Pacific and DC Shoes, Inc. (see note 14 for information on goodwill by segment). Goodwill decreased approximately $63.9 million during the fiscal year ended October 31, 2011, which was primarily due to the goodwill impairment charge of $74.1 million in the Asia/Pacific segment. This decrease was partially offset by an increase of approximately $4.6 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $5.6 million related to acquisitions. For the fiscal years ended October 31, 2010 and 2009, goodwill decreased approximately $1.3 million and increased approximately $34.4 million, respectively, due to the effect of changes in foreign currency exchange rates.

Note 7 — Lines of Credit and Long-term Debt

A summary of lines of credit and long-term debt is as follows:

	October 31,
In thousands	2011	2010
European short-term credit arrangements	$—	$—
Asia/Pacific short-term lines of credit	18,335	22,586
Americas Credit Facility	21,042	—
Americas long-term debt	18,500	20,000
European long-term debt	—	265,222
European credit facilities	2,306	—
Senior Notes	400,000	400,000
European Senior Notes	282,925	—
Capital lease obligations and other borrowings	4,578	20,965

	$747,686	$728,773

In July 2005, the Company issued $400 million in unsecured senior notes (“Senior Notes”), which bear a coupon interest rate of 6.875% and are due April 15, 2015. The Senior Notes were issued at par value and sold in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). In December 2005, these Senior Notes were exchanged for publicly registered notes with identical terms. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that guarantee any of its indebtedness or its subsidiaries’ indebtedness, or are obligors under its existing senior secured credit facility (the “Guarantors”). The Company may redeem some or all of the Senior Notes at fixed redemption prices as set forth in the indenture related to such Senior Notes.

The Senior Notes indenture includes covenants that limit the ability of Quiksilver, Inc. and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; make dividend or other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If Quiksilver, Inc. experiences a change of control (as defined in the indenture), it will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. The Company is currently in compliance with these covenants. The Company has approximately $4.2 million in unamortized debt issuance costs related to the Senior Notes included in other assets as of October 31, 2011.

In December 2010, Boardriders SA, a wholly owned subsidiary of the Company, issued €200 million (approximately $265 million at the date of issuance) in unsecured senior notes (“European Senior Notes”), which bear a coupon interest rate of 8.875% and are due December 15, 2017. The European Senior Notes were issued at par value in a private offering that is exempt from the registration requirements of the Securities Act. The European Senior Notes were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. The European Senior Notes will not be registered under the Securities Act or the securities laws of any other jurisdiction.

The European Senior Notes are general senior obligations of Boardriders SA and are fully and unconditionally guaranteed on a senior unsecured basis by Quiksilver, Inc. and certain of Quiksilver, Inc.’s current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. Boardriders SA may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit the ability of Quiksilver, Inc. and its restricted subsidiaries to, among other things: incur additional debt; pay dividends on their capital stock or repurchase their capital stock; make certain investments; enter into certain types of transactions with affiliates; make dividend or other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. The Company is currently in compliance with these covenants.

The Company used the proceeds from the European Senior Notes to repay its existing European term loans and to pay related fees and expenses. As a result, the Company recognized non-cash, non-operating charges during the fiscal year ended October 31, 2011 of approximately $13.7 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans. The Company capitalized approximately $6.4 million of debt issuance costs associated with the issuance of the European Senior Notes, which are being amortized into interest expense over the seven-year term of the European Senior Notes.

On July 31, 2009, the Company entered into a $200 million asset-based credit facility for its Americas segment, which replaced its existing credit facility which was to expire in April 2010. On August 27, 2010, the Company entered into an amendment to this credit facility (as amended, the “Credit Facility”). The Credit Facility is a $150 million facility (with the option to expand the facility to $250 million on certain conditions) and the amendment, among other things, extended the maturity date of the Credit Facility to August 27, 2014 (compared to July 31, 2012 under the original facility). The Credit Facility includes a $102.5 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 2.5% to 3.0% depending upon availability. As of October 31, 2011, there were $21.0 million of borrowings outstanding under the Credit Facility and outstanding letters of credit totaled $35.4 million.

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

On October 27, 2010, the Company entered into a $20.0 million term loan for its Americas segment. The maturity date of this term loan is August 27, 2014, such that it is aligned with the maturity of the Credit Facility. The term loan has minimum principal repayments of $1.5 million due on June 30 and December 31 of each year, until the principal balance is reduced to $14.0 million. The term loan bears interest at the London Inter-Bank Offer (“LIBO”) rate plus 5.0% (currently 5.4%). The term loan is guaranteed by Quiksilver, Inc. and secured by a first priority interest in substantially all assets, excluding accounts receivable and inventory, of certain of the Company’s domestic subsidiaries and a second priority interest in the accounts receivable and inventory of certain of the Company’s domestic subsidiaries, in which the lenders under the Credit Facility have a first-priority security interest. The term loan contains customary default provisions and restrictive covenants for loans of its type. As of October 31, 2011 the Company was in compliance with or obtained the necessary waiver for such covenants.

In May 2011, the Company terminated its €100 million secured financing facility in its European operating segment. The Company had not had any outstanding borrowings on this facility during the current year. This facility has been replaced by new lines of credit from numerous banks in Europe that provide up to $106.1 million of available capacity for borrowings and an additional $113.2 million of available capacity for letters of credit. As of October 31, 2011, there were $2.3 million of outstanding borrowings drawn on these lines at an average borrowing rate of 2.2%, and letters of credit outstanding totaled $30.2 million.

On July 31, 2009, the Company entered into the $153.1 million five-year senior secured term loans with entities affiliated with Rhône Capital LLC. In connection with these term loans, the Company issued warrants to purchase approximately 25.7 million shares of its common stock, representing 19.99% of the outstanding equity of the Company at the time, with an exercise price of $1.86 per share. The warrants are fully vested and have a seven-year term. The estimated fair value of these warrants at issuance was $23.6 million. This amount was recorded as a debt discount and was to be amortized into interest expense over the term of the loans. In addition to this, the Company incurred approximately $15.8 million in debt issuance costs which were also to be amortized into interest expense over the term of the loans.

On June 24, 2010, the Company entered into a debt-for-equity exchange agreement with Rhône Group LLC (“Rhône”), acting in its capacity as the administrative agent for the Rhône senior secured term loans. Pursuant to such agreement, a combined total of $140 million of principal balance outstanding under the Rhône senior secured term loans was exchanged for 31.1 million shares of the Company’s common stock, which represents an exchange price of $4.50 per share. The exchange closed on August 9, 2010, which reduced the outstanding balance under the Rhône senior secured term loans to approximately $23.9 million. Upon closing of the $20.0 million term loan in its Americas segment, the Company used the proceeds from such term loan, together with cash on hand, to repay the remaining amounts outstanding under the Rhône senior secured term loans.

As a result of the debt-for-equity exchange and the subsequent repayment of the remaining amounts outstanding under the Rhône senior secured term loans, the Company recognized approximately $33.2 million in interest expense during the three months ended October 31, 2010 to write-off the deferred debt issuance costs capitalized in connection with the issuance of the Rhône senior secured term loans, as well as the debt discount recorded upon the issuance of the warrants associated with such senior secured term loans. This charge was non-recurring, non-cash and non-operating.

In September 2011, the Company entered into a new $21.4 million ($20.0 million Australian dollars) credit facility for its Asia/Pacific segment for cash borrowings and letters of credit. Combined with certain remaining uncommitted borrowings, the Asia/Pacific segment has $29.2 million of capacity for borrowings and letters of credit. As of October 31, 2011, there were $18.3 million of outstanding borrowings drawn on these lines at an average borrowing rate of 3.9%, and letters of credit outstanding totaled $7.4 million. The new facility contains customary default provisions and restrictive covenants for facilities of its type. The Company is currently in compliance with such covenants.

As of October 31, 2011, the Company’s credit facilities allowed for total maximum cash borrowings and letters of credit of $384.7 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $41.7 million of borrowings drawn on these credit facilities as of October 31, 2011, and letters of credit issued at that time totaled $72.9 million. The amount of availability for borrowings under these facilities as of October 31, 2011 was $183.6 million, $76.4 million of which could also be used for letters of credit in the United States. In addition to the $183.6 million of availability for borrowings, the Company also had $86.5 million in additional capacity for letters of credit in Europe and Asia/Pacific as of October 31, 2011.

The Company also has approximately $4.6 million in capital leases and other borrowings as of October 31, 2011.

Approximate principal payments on long-term debt are due according to the table below.

In thousands
2012	$4,628
2013	6,128
2014	35,337
2015	400,333
2016	—
Thereafter	282,925

$729,351

The estimated fair values of the Company’s lines of credit and long-term debt are as follows:

	October 31, 2011
In thousands	Carrying Amount	Fair Value
Lines of credit	$18,335	$18,335
Long-term debt	729,351	696,863

	$747,686	$715,198

The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded Senior Notes, the trading price of the Company’s European Senior Notes and the carrying values of the Company’s other debt obligations.

Note 8 — Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,
In thousands	2011	2010
Accrued employee compensation and benefits	$56,236	$57,773
Accrued sales and payroll taxes	14,187	12,437
Derivative liability	12,297	6,964
Accrued interest	10,782	1,593
Other liabilities	39,442	36,981

	$132,944	$115,748

Note 9 — Commitments and Contingencies

Operating Leases

The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments required under such leases as of October 31, 2011:

In thousands
2012	$104,342
2013	94,860
2014	77,887
2015	66,901
2016	55,563
Thereafter	122,330

$521,883

Total rent expense was $127.4 million, $126.9 million and $119.2 million for the years ended October 31, 2011, 2010 and 2009, respectively.

Professional Athlete Sponsorships

The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, bmx and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of October 31, 2011:

In thousands
2012	$23,999
2013	17,921
2014	13,545
2015	10,554
2016	7,444
Thereafter	5,455

$78,918

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

Note 10 — Stockholders’ Equity

In March 2000, the Company’s stockholders approved the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), which generally replaced the Company’s previous stock option plans. Under the 2000 Plan as amended, 43,744,836 shares are reserved for issuance over its term, consisting of 12,944,836 shares authorized under predecessor plans plus an additional 30,800,000 shares. The plan was amended in March 2007 to allow for the issuance of restricted stock and restricted stock units. The maximum number of shares that may be reserved for issuance of restricted stock or restricted stock unit awards is 11,100,000. Nonqualified and incentive options may be granted to officers and employees selected by the plan’s administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options vest over a period of time, generally three years, as designated by the committee and are subject to such other terms and conditions as the committee determines. The Company issues new shares for stock option exercises and restricted stock grants.

For non-performance based options, the Company uses the Black-Scholes option-pricing model to value stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2011, 2010 and 2009, assuming risk-free interest rates of 1.9%, 2.7% and 2.6%, respectively; volatility of 82.4%, 73.6% and 51.5%, respectively; zero dividend yield; and expected lives of 5.3 years, 6.4 years and 6.1 years, respectively. The weighted average fair value of options granted was $3.39, $1.04 and $1.00 for the years ended October 31, 2011, 2010 and 2009, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of October 31, 2011, the Company had approximately $5.2 million of unrecognized compensation expense, for non-performance based options, expected to be recognized over a weighted average period of approximately 1.9 years. Compensation expense was included as selling, general and administrative expense for fiscal 2011, 2010 and 2009.

Changes in shares under option, excluding performance based options, are summarized as follows:

	Year Ended October 31,
	2011		2010		2009
In thousands	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beginning of year	12,731,430	$4.48	15,909,101	$7.32	15,902,575	$9.97
Granted	2,315,000	5.01	4,403,407	3.83	4,563,250	1.97
Exercised	(757,538)	3.92	(713,062)	3.84	—	—
Canceled	(889,511)	7.63	(6,868,016)	10.69	(4,556,724)	11.21

Outstanding, end of year	13,399,381	4.40	12,731,430	4.48	15,909,101	7.32

Options exercisable, end of year	6,042,873	5.64	4,892,680	6.70	10,211,031	9.15

The aggregate intrinsic value of options exercised, outstanding and exercisable as of October 31, 2011 is $0.8 million, $7.0 million and $1.9 million, respectively. The weighted average life of options outstanding and exercisable as of October 31, 2011 is 6.1 years and 3.7 years, respectively.

Outstanding stock options, excluding performance based options, at October 31, 2011 consist of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(Years)
$1.04 - $2.34	3,826,924	7.5	$1.98	883,936	$1.74
$2.35 - $4.60	3,169,545	6.4	3.03	1,442,783	3.31
$4.61 - $6.64	3,856,074	6.7	5.10	1,224,316	5.09
$6.65 - $8.70	1,174,338	1.3	6.82	1,174,338	6.82
$8.71 - $10.75	962,000	3.4	8.87	907,000	8.87
$10.76 - $16.36	410,500	3.4	13.43	410,500	13.43

	13,399,381	6.1	4.40	6,042,873	5.64

Changes in non-vested shares under option, excluding performance based options, for the year ended October 31, 2011 are as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	7,838,750	$1.06
Granted	2,315,000	3.39
Vested	(2,527,233)	1.04
Canceled	(270,009)	0.85

Non-vested, end of year	7,356,508	1.81

Of the 7.4 million non-vested shares under option as of October 31, 2011, approximately 7.1 million are expected to vest over their respective lives.

As of October 31, 2011, there were 2,166,428 shares of common stock that were available for future grant. All of these shares were available for issuance of restricted stock.

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

In June 2011, the Company granted performance based options and performance based restricted stock units to certain key employees and executives. In addition to a required service period, the vesting of the options is contingent upon a combination of the Company’s achievement of specified annual performance targets and specified common stock price thresholds, while the vesting of the restricted stock units is contingent upon a required service period as well as the Company’s achievement of a specified common stock price threshold. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies in the awards, the Company used a Monte-Carlo simulation in order to determine the grant date fair values of the awards. The assumptions used in the Monte-Carlo simulation for the options and restricted stock units included a risk-free interest rate of 3.0% and 1.7%, respectively, volatility of 67.3% and 82.0%, respectively, and zero dividend yield. The exercise price of the performance based options is $4.65. Additionally, the options were assumed to be voluntarily exercised, or canceled if underwater, at the midpoint of vesting and the contractual term. The weighted average fair value of the options was $3.21 and the weighted average fair value of the restricted stock units was $3.88.

Activity related to performance based options and performance based restricted stock units for the fiscal year ended October 31, 2011 is as follows:

	Performance Options	Performance Restricted Stock Units

Non-vested, October 31, 2010	—	—
Granted	936,000	7,520,000
Vested	—	—
Canceled	—	—

Non-vested, October 31, 2011	936,000	7,520,000

As of October 31, 2011, the Company had approximately $2.6 million and $19.6 million of unrecognized compensation expense, net of estimated forfeitures, related to the performance options and the performance restricted stock units, respectively. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 3.8 years and 1.3 years, respectively.

In March 2006, the Company’s stockholders approved the 2006 Restricted Stock Plan and in March 2007, the Company’s stockholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests from three to five years. In March 2010, the Company’s stockholders approved a grant of 3 million shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, 1,800,000 shares have already vested, with the remaining 1,200,000 shares to vest in two equal, annual installments in April 2012 and 2013. In March 2011 and 2010, the Company’s stockholders approved amendments to the 2000 Stock Incentive Plan that increased the maximum number of total shares and the maximum number of restricted shares issuable under the plan by 10,000,000 shares and 300,000 shares, respectively.

Changes in restricted stock are as follows:

	Year Ended October 31,
	2011	2010	2009
Outstanding, beginning of year	2,842,004	1,022,003	721,003
Granted	120,000	3,110,000	590,000
Vested	(1,050,335)	(1,229,998)	(9,999)
Forfeited	—	(60,001)	(279,001)

Outstanding, end of year	1,911,669	2,842,004	1,022,003

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and will adjust the amortization period as appropriate. As of October 31, 2011, there had been no acceleration of the amortization period. As of October 31, 2011, the Company had approximately $1.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.1 years.

The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees who have at least five months of service with the Company. Since the adoption of guidance within ASC 718, “Stock Compensation,” compensation expense has been recognized for shares issued under the ESPP. During the years ended October 31, 2011, 2010 and 2009, 310,700, 508,592 and 550,798 shares of stock were issued under the plan with proceeds to the Company of $1.2 million, $0.9 million and $0.9 million, respectively.

During the years ended October 31, 2011, 2010 and 2009, the Company recognized total compensation expense related to options, restricted stock, performance based options, performance based restricted stock units and ESPP shares of approximately $14.4 million, $12.8 million and $8.4 million, respectively.

Note 11 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	October 31,
In thousands	2011	2010
Foreign currency translation adjustment	$124,230	$114,935
Loss on cash flow hedges	(8,103)	(1,253)

	$116,127	$113,682

Note 12 — Income Taxes

A summary of the provision for income taxes from continuing operations is as follows:

	Year Ended October 31,
In thousands	2011	2010	2009
Current:
Federal	$512	$(1,502)	$3,221
State	(132)	1,140	—
Foreign	13,248	18,090	34,448

	13,628	17,728	37,669

Deferred:
Federal	(181)	(2,872)	24,699
State	(33)	(1,087)	8,166
Foreign	(27,729)	9,664	(3,867)

	(27,943)	5,705	28,998

(Benefit) provision for income taxes	$(14,315)	$23,433	$66,667

A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Year Ended October 31,
	2011	2010	2009
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.4	(10.0)	150.2
Foreign tax rate differential	(16.4)	15.7	505.5
Foreign tax exempt income	18.8	(38.2)	(174.3)
Goodwill impairment	(76.5)	—	—
Stock-based compensation	(5.7)	4.2	(21.1)
Uncertain tax positions	215.5	(3.1)	(116.5)
Valuation allowance	(118.4)	133.1	(2,016.7)
Other	(8.2)	16.1	(202.4)

Effective income tax rate	44.5%	152.8%	(1,840.3)%

The components of net deferred income taxes are as follows:

	Year Ended October 31,
In thousands	2011	2010
Deferred income tax assets:
Allowance for doubtful accounts	$8,431	$9,185
Depreciation and amortization	—	539
Unrealized gains and losses	12,946	7,567
Tax loss carryforwards	253,611	175,148
Accruals and other	70,515	71,656

	345,503	264,095
Deferred income tax liabilities:
Depreciation and amortization	(7,041)	—
Intangibles	(26,310)	(26,210)

	(33,351)	(26,210)

Deferred income taxes	312,152	237,885

Valuation allowance	(156,065)	(113,253)

Net deferred income taxes	$156,087	$124,632

The tax benefits from the exercise of certain stock options are reflected as additions to paid-in capital.

Income (loss) before provision for income taxes from continuing operations includes losses of $4.0 million and income of $92.6 million and $102.7 million from foreign jurisdictions for the fiscal years ended October 31, 2011, 2010 and 2009, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. As of October 31, 2011, foreign earnings earmarked for permanent reinvestment totaled approximately $121.0 million.

As of October 31, 2011, the Company has federal net operating loss carryforwards of approximately $179 million and state net operating loss carryforwards of approximately $187 million, which will expire on various dates through 2031. In addition, the Company has foreign tax loss carryforwards of approximately $523 million as of October 31, 2011. Approximately $475 million will be carried forward until fully utilized, with the remaining $48 million expiring on various dates through 2031. As of October 31, 2011, the Company has capital loss carryforwards of approximately $42 million which will expire in 2014.

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. In the fiscal year ended October 31, 2011, the Company concluded that based on all available information and proper weighting of objective and subjective evidence, including a cumulative loss that had been sustained over a three-year period, it is more likely than not that its deferred tax assets in certain jurisdictions in the Asia/Pacific segment will not be realized and a full valuation allowance was established. The Company also continued to maintain a full valuation allowance against its net deferred tax assets in the United States. As a result of the valuation allowances recorded in the U.S. and certain jurisdictions in the Asia/Pacific segment, no tax benefits have been recognized for losses incurred in those tax jurisdictions.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest and penalties and related tax carryforwards):

	Year ended October 31,
In thousands	2011	2010
Balance, beginning of year	$144,923	$42,103
Gross increases related to prior year tax positions	—	9,220
Gross increases related to current year tax positions	262	110,847
Settlements	(134,190)	(10,078)
Lapse in statute of limitation	(545)	(7,674)
Foreign exchange and other	(49)	505

Balance, end of year	$10,401	$144,923

During fiscal 2011, the Company released approximately $134.2 million of uncertain tax positions as a result of the positions becoming effectively settled, primarily due to the completion of the Company’s tax audit in France. The settled positions included positions on losses on asset dispositions, intercompany transactions and withholding taxes.

If the Company’s positions are sustained by the relevant taxing authority, approximately $8.8 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations, which is included in current tax expense in the summary of income tax provision table shown above. During the fiscal year ended October 31, 2011, the Company recorded a net tax benefit of $3.4 million relating to interest and penalties, and as of October 31, 2011, the Company had recognized a liability for interest and penalties of $6.9 million.

During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $6 million to an increase of the liability of $3 million, excluding penalties and interest for its existing tax positions.

The Company is subject to examination in the United States for its fiscal years ending in 2008 and thereafter. The Company has completed a tax audit in France for fiscal years ending in 2006, 2007, 2008 and 2009 and remains subject to examination for years thereafter. The Company has completed a tax audit in Australia for fiscal years ending in 2005, 2006 and 2007 and remains subject to examination for years thereafter. The Company’s significant foreign tax jurisdictions, including France, Australia and Canada, are subject to normal and regular examination for various tax years generally beginning in the 2006 fiscal year. The Company is currently under examination in Canada for fiscal years ending through 2007.

Note 13 — Employee Plans

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company made contributions of $1.1 million, zero and zero to the 401(k) Plan in the fiscal years ended October 31, 2011, 2010 and 2009, respectively.

Employees of the Company’s French subsidiary, Na Pali SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law. Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and become fully vested with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $2.8 million, $2.7 million and $3.2 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2011, 2010 and 2009, respectively.

Note 14 — Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues primarily from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for less than 3% of the Company’s net revenues from continuing operations for the fiscal years ended October 31, 2011 and 2010 and less than 4% of its net revenues from continuing operations for the fiscal year ended October 31, 2009.

The Company sells a full range of its products within each geographical segment. The percentages of revenues attributable to each of the Company’s major product categories are as follows:

	0000000	0000000	0000000
	Percentage of Revenues
	2011	2010	2009
Apparel	61%	64%	66%
Footwear	23	21	20
Accessories and related products	16	15	14

	100%	100%	100%

Information related to the Company’s operating segments is as follows:

	Year Ended October 31,
In thousands	2011	2010	2009
Revenues, net:
Americas	$914,406	$843,078	$929,691
Europe	761,100	728,952	792,627
Asia/Pacific	272,479	260,578	251,596
Corporate operations	5,076	5,012	3,612

Consolidated	$1,953,061	$1,837,620	$1,977,526

Gross profit (loss):
Americas	$425,607	$390,249	$349,526
Europe	453,727	436,088	446,801
Asia/Pacific	144,815	141,197	135,591
Corporate operations	(315)	(286)	(887)

Consolidated	$1,023,834	$967,248	$931,031

SG&A expense:
Americas	$360,921	$324,683	$364,727
Europe	340,387	340,138	341,780
Asia/Pacific	147,949	128,207	112,418
Corporate operations	46,692	39,038	32,821

Consolidated	$895,949	$832,066	$851,746

Asset impairments:
Americas	$3,891	$8,686	$10,092
Europe	1,331	1,785	645
Asia/Pacific	81,151	1,186	—
Corporate operations	—	—	—

Consolidated	$86,373	$11,657	$10,737

Operating income (loss):
Americas	$60,795	$56,880	$(25,293)
Europe	112,009	94,165	104,376
Asia/Pacific	(84,285)	11,804	23,173
Corporate operations	(47,007)	(39,324)	(33,708)

Consolidated	$41,512	$123,525	$68,548

Identifiable assets:
Americas	$577,643	$535,580	$538,533
Europe	750,378	704,306	810,270
Asia/Pacific	231,879	298,503	296,806
Corporate operations	204,323	157,732	206,999

Consolidated	$1,764,223	$1,696,121	$1,852,608

Goodwill:
Americas	$76,048	$75,051	$77,891
Europe	186,334	181,555	184,802
Asia/Pacific	6,207	75,882	71,065

Consolidated	$268,589	$332,488	$333,758

France accounted for 28.5%, 27.6% and 26.7% of European net revenues to unaffiliated customers for the years ended October 31, 2011, 2010 and 2009, respectively, while Spain accounted for 18.0%, 19.1% and 19.7%, respectively, and the United Kingdom accounted for 7.7%, 8.4% and 9.2%, respectively. Identifiable assets in the United States totaled $542.9 million as of October 31, 2011.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of October 31, 2011, the Company was hedging forecasted transactions expected to occur through October 2013. Assuming October 31, 2011 exchange rates remain constant, $8.1 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 24 months.

For the year ended October 31, 2011, the effective portions of gains and losses on derivative instruments in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) were as follows:

	Year Ended October 31,
	2011	2010	2009
In thousands	Amount			Location
(Loss) gain recognized in OCI on derivatives	$(18,149)	$15,039	$(41,036)	Other comprehensive income
(Loss) gain reclassified from accumulated OCI into income	$(8,513)	$(5,712)	$14,343	Cost of goods sold
(Loss) reclassified from accumulated OCI into income	$(1,033)	$—	$—	Interest expense
(Loss) gain reclassified from accumulated OCI into income	$137	$(894)	$17	Foreign currency (loss) gain
(Loss) gain recognized in income on derivatives	$—	$(816)	$(691)	Foreign currency (loss) gain

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.

As of October 31, 2011, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and future cash receipts:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollar	Inventory	$453,967	Nov 2011 – Oct 2013	$(9,923)
Swiss francs	Accounts receivable	11,582	Nov 2011 – Oct 2012	(421)

		$465,549		$(10,344)

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

The Company’s derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, the Company’s credit risk and the Company’s counterparties’ credit risks. Based on these inputs, the Company’s derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying consolidated balance sheet:

	Fair Value Measurements Using			Assets (Liabilities)
In thousands	Level 1	Level 2	Level 3	at Fair Value
	October 31, 2011
Derivative assets:
Other receivables	$—	$1,031	$—	$1,031
Other assets	—	1,610	—	1,610
Derivative liabilities:
Accrued liabilities	—	(12,297)	—	(12,297)
Other long-term liabilities	—	(688)	—	(688)

Total fair value	$—	$(10,344)	$—	$(10,344)

	October 31, 2010
Derivative assets:
Other receivables	$—	$8,428	$—	$8,428
Other assets	—	—	—	—
Derivative liabilities:
Accrued liabilities	—	(6,964)	—	(6,964)
Other long-term liabilities	—	(2,752)	—	(2,752)

Total fair value	$—	$(1,288)	$—	$(1,288)

Note 16 — Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows:

	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31
Year ended October 31, 2011
Revenues, net	$426,450	$478,093	$503,317	$545,201
Gross profit	223,470	262,169	255,118	283,077
(Loss) income from continuing operations attributable to Quiksilver, Inc.	(16,268)	(83,325)	10,437	67,898
Income from discontinued operations attributable to Quiksilver, Inc.	—	—	—	—
Net (loss) income attributable to Quiksilver, Inc.	(16,268)	(83,325)	10,437	67,898
(Loss) income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	(0.10)	(0.51)	0.06	0.38
Income per share from discontinued operations attributable to Quiksilver, Inc, assuming dilution	—	—	—	—
Net (loss) income per share attributable to Quiksilver, Inc., assuming dilution	(0.10)	(0.51)	0.06	0.38
Trade accounts receivable	287,458	341,781	385,927	397,089
Inventories	309,561	289,538	364,833	347,757
Year ended October 31, 2010
Revenues, net	$432,737	$468,289	$441,475	$495,119
Gross profit	222,149	249,287	230,733	265,079
(Loss) income from continuing operations attributable to Quiksilver, Inc.	(5,430)	8,822	8,163	(23,069)
Income from discontinued operations attributable to Quiksilver, Inc.	76	602	143	1,009
Net (loss) income attributable to Quiksilver, Inc.	(5,354)	9,424	8,306	(22,060)
(Loss) income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	(0.04)	0.06	0.05	(0.15)
Income per share from discontinued operations attributable to Quiksilver, Inc, assuming dilution	0.00	0.00	0.00	0.01
Net (loss) income per share attributable to Quiksilver, Inc., assuming dilution	(0.04)	0.06	0.06	(0.14)
Trade accounts receivable	322,959	333,267	340,921	368,428
Inventories	301,216	226,419	270,854	268,037

Note 17 — Discontinued Operations

In November 2008, the Company completed the sale of its Rossignol business for a purchase price of $50.8 million, comprised of $38.1 million in cash and a $12.7 million seller’s note. The Company used the net cash proceeds from the sale to pay for related transaction costs and reduce its indebtedness. The seller’s note was canceled in October 2009 in connection with the completion of the final working capital adjustment.

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

The operating results of discontinued operations, which include both the Rossignol wintersports and golf equipment businesses, included in the accompanying consolidated statements of operations are as follows:

	Year Ended October 31,
In thousands	2011	2010	2009
Revenues, net	$—	$672	$18,171
Income (loss) before income taxes	—	379	(221,201)
Benefit for income taxes	—	(1,451)	(102,374)

Income (loss) from discontinued operations	$—	$1,830	$(118,827)

Note 18 — Restructuring Charges

In connection with its cost reduction efforts, the Company formulated the Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The 2011 Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the fiscal year ended October 31, 2011, the Company recorded $6.6 million of facility charges, primarily related to lease loss accruals and an additional $1.4 million in severance charges. The Company continues to evaluate its facilities, as well as its overall cost structure, and may incur future charges under the 2011 Plan.

Activity and liability balances recorded as part of the 2011 Plan are as follows:

In thousands	Workforce	Facility & Other	Total
Balance November 1, 2010	$—	$—	$—
Charged to expense	1,389	6,649	8,038
Cash payments	(313)	(417)	(730)

Balance, October 31, 2011	$1,076	$6,232	$7,308

In fiscal 2009, the Company formulated the Fiscal 2009 Cost Reduction Plan (the “2009 Plan”). The 2009 Plan covered the global operations of the Company, but was primarily concentrated in the United States. During the fiscal year ended October 31, 2011, the Company determined that it would utilize certain facilities in the United States that were previously vacated, and reversed approximately $2.1 million of previously recognized lease loss accruals. The Company completed the payout of the remaining liabilities accrued under the 2009 Plan and terminated the 2009 Plan as of October 31, 2011.

Activity and liability balances recorded as part of the 2009 Plan are as follows:

In thousands	Workforce	Facility & Other	Total
Balance November 1, 2009	$9,958	$3,951	$13,909
Charged to expense	8,339	1,676	10,015
Cash payments	(13,020)	(2,226)	(15,246)
Adjustments to accrual	(425)	—	(425)
Foreign currency translation	66	—	66

Balance, October 31, 2010	4,918	3,401	8,319
Charged to expense	816	232	1,048
Cash payments	(5,757)	(1,517)	(7,274)
Adjustments to accrual	—	(2,118)	(2,118)
Foreign currency translation	23	2	25

Balance, October 31, 2011	$—	$—	$—

Note 19 — Condensed Consolidating Financial Information

In December 2005, the Company completed an exchange offer to exchange its Senior Notes for publicly registered notes with identical terms. Obligations under the Company’s Senior Notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries.

The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2011 and 2010 and for the years ended October 31, 2011, 2010 and 2009. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended October 31, 2011

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$464	$736,110	$1,270,320	$(53,833)	$1,953,061
Cost of goods sold	—	399,493	554,593	(24,859)	929,227

Gross profit	464	336,617	715,727	(28,974)	1,023,834

Selling, general and administrative expense	43,045	311,840	566,703	(25,639)	895,949
Asset impairments	—	3,399	82,974	—	86,373

Operating (loss) income	(42,581)	21,378	66,050	(3,335)	41,512

Interest expense	28,871	3,785	41,152	—	73,808
Foreign currency loss (gain)	30	(40)	(101)	—	(111)
Equity in earnings	(50,224)	59	(59)	50,224	—

(Loss) income before provision (benefit) for income taxes	(21,258)	17,574	25,058	(53,559)	(32,185)

Provision (benefit) for income taxes	—	165	(14,480)	—	(14,315)

Net (loss) income	(21,258)	17,409	39,538	(53,559)	(17,870)
Less: net income attributable to non-controlling interest	—	(3,388)	—	—	(3,388)

Net (loss) income attributable to Quiksilver, Inc.	$(21,258)	$14,021	$39,538	$(53,559)	$(21,258)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended October 31, 2010

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$376	$683,767	$1,195,536	$(42,059)	$1,837,620
Cost of goods sold	—	373,740	511,777	(15,145)	870,372

Gross profit	376	310,027	683,759	(26,914)	967,248

Selling, general and administrative expense	36,867	283,347	537,153	(25,301)	832,066
Asset impairments	—	7,585	4,072	—	11,657

Operating (loss) income	(36,491)	19,095	142,534	(1,613)	123,525

Interest expense, net	28,721	55,070	30,318	—	114,109
Foreign currency gain	(285)	(124)	(5,508)	—	(5,917)
Equity in earnings and other (income) expense	(50,399)	92	(92)	50,399	—

(Loss) income before (benefit) provision for income taxes	(14,528)	(35,943)	117,816	(52,012)	15,333

(Benefit) provision for income taxes	(4,844)	522	27,755	—	23,433

(Loss) income from continuing operations	(9,684)	(36,465)	90,061	(52,012)	(8,100)
Income from discontinued operations	—	1,485	345	—	1,830

Net (loss) income	(9,684)	(34,980)	90,406	(52,012)	(6,270)
Less: net income attributable to non-controlling interest	—	(3,414)	—	—	(3,414)

Net (loss) income attributable to Quiksilver, Inc.	$(9,684)	$(38,394)	$90,406	$(52,012)	$(9,684)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended October 31, 2009

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$301	$796,924	$1,218,860	$(38,559)	$1,977,526
Cost of goods sold	—	502,643	556,666	(12,814)	1,046,495

Gross profit	301	294,281	662,194	(25,745)	931,031

Selling, general and administrative expense	3,733	348,228	526,170	(26,385)	851,746
Asset impairments	—	10,092	645	—	10,737

Operating (loss) income	(3,432)	(64,039)	135,379	640	68,548

Interest expense, net	39,097	8,700	16,127	—	63,924
Foreign currency loss	61	47	8,525	—	8,633
Equity in earnings and other expense (income)	147,848	(398)	11	(147,848)	(387)

(Loss) income before (benefit) provision for income taxes	(190,438)	(72,388)	110,716	148,488	(3,622)

(Benefit) provision for income taxes	(2,823)	42,937	26,553	—	66,667

(Loss) income from continuing operations	(187,615)	(115,325)	84,163	148,488	(70,289)
(Loss) income from discontinued operations	(4,427)	13,303	(128,367)	664	(118,827)

Net loss	(192,042)	(102,022)	(44,204)	149,152	(189,116)
Less: net income attributable to non-controlling interest	—	(2,757)	(169)	—	(2,926)

Net loss attributable to Quiksilver, Inc.	$(192,042)	$(104,779)	$(44,373)	$149,152	$(192,042)

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2011

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17	$1,331	$108,405	$—	$109,753
Trade accounts receivable, net	—	150,782	246,307	—	397,089
Other receivables	122	5,918	17,150	—	23,190
Income taxes receivable	—	21,338	(17,073)	—	4,265
Inventories	—	115,456	234,266	(1,965)	347,757
Deferred income taxes	—	(1,182)	33,990	—	32,808
Prepaid expenses and other current assets	2,378	8,525	14,526	—	25,429

Total current assets	2,517	302,168	637,571	(1,965)	940,291

Fixed assets, net	17,602	64,943	155,562	—	238,107
Intangible assets, net	3,007	48,743	86,393	—	138,143
Goodwill	—	112,216	156,373	—	268,589
Other assets	4,457	3,936	47,421	—	55,814
Deferred income taxes long-term	—	(16,682)	139,961	—	123,279
Investment in subsidiaries	1,082,427	—	—	(1,082,427)	—

Total assets	$1,110,010	$515,324	$1,223,281	$(1,084,392)	$1,764,223

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$18,335	$—	$18,335
Accounts payable	2,510	88,280	112,233	—	203,023
Accrued liabilities	6,673	30,088	96,183	—	132,944
Current portion of long-term debt	—	3,000	1,628	—	4,628
Intercompany balances	90,729	(44,001)	(46,728)	—	—

Total current liabilities	99,912	77,367	181,651	—	358,930

Long-term debt, net of current portion	400,000	36,542	288,181	—	724,723
Other long-term liabilities	—	41,219	16,729	—	57,948

Total liabilities	499,912	155,128	486,561	—	1,141,601

Stockholders’/invested equity	610,098	347,995	736,397	(1,084,392)	610,098
Non-controlling interest	—	12,201	323	—	12,524

Total liabilities and equity	$1,110,010	$515,324	$1,223,281	$(1,084,392)	$1,764,223

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2010

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$164	$39,172	$81,257	$—	$120,593
Trade accounts receivable, net	—	130,445	237,983	—	368,428
Other receivables	239	3,930	38,343	—	42,512
Inventories	—	91,622	177,621	(1,206)	268,037
Deferred income taxes	—	(3,318)	42,371	—	39,053
Prepaid expenses and other current assets	2,738	6,493	15,987	—	25,218

Total current assets	3,141	268,344	593,562	(1,206)	863,841

Fixed assets, net	6,780	55,778	157,792	—	220,350
Intangible assets, net	2,979	49,461	88,127	—	140,567
Goodwill	—	114,863	217,625	—	332,488
Other assets	6,079	2,171	45,046	—	53,296
Deferred income taxes long-term	—	(10,388)	95,967	—	85,579
Investment in subsidiaries	1,025,085	—	—	(1,025,085)	—

Total assets	$1,044,064	$480,229	$1,198,119	$(1,026,291)	$1,696,121

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$22,586	$—	$22,586
Accounts payable	1,268	70,575	107,559	—	179,402
Accrued liabilities	7,717	29,558	78,473	—	115,748
Current portion of long-term debt	—	1,500	3,682	—	5,182
Income taxes payable	—	(5,880)	9,364	—	3,484
Intercompany balances	24,711	(18,474)	(6,237)	—	—

Total current liabilities	33,696	77,279	215,427	—	326,402

Long-term debt, net of current portion	400,000	18,500	282,505	—	701,005
Other long-term liabilities	—	41,753	7,366	—	49,119

Total liabilities	433,696	137,532	505,298	—	1,076,526

Stockholders’/invested equity	610,368	333,785	692,506	(1,026,291)	610,368
Non-controlling interest	—	8,912	315	—	9,227

Total liabilities and equity	$1,044,064	$480,229	$1,198,119	$(1,026,291)	$1,696,121

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended October 31, 2011

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(21,258)	$17,409	$39,538	$(53,559)	$(17,870)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,735	20,445	33,079	—	55,259
Stock-based compensation	14,414	—	—	—	14,414
Provision for doubtful accounts	—	1,363	7,369	—	8,732
Asset impairments	—	3,399	82,974	—	86,373
Equity in earnings	(50,224)	(99)	(256)	50,224	(355)
Non-cash interest expense	1,387	1,808	15,917	—	19,112
Deferred income taxes	—	3,703	(31,951)	—	(28,248)
Other adjustments to reconcile net (loss) income	72	481	(6,219)	—	(5,666)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(22,106)	(11,879)	—	(33,985)
Inventories	—	(23,322)	(50,719)	3,335	(70,706)
Other operating assets and liabilities	1,090	(4,275)	30,274	—	27,089

Net cash (used in) provided by operating activities	(52,784)	(1,194)	108,127	—	54,149
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	15	12,531	—	12,546
Capital expenditures	(12,570)	(34,624)	(42,396)	—	(89,590)
Business acquisitions, net of cash acquired	—	(528)	(5,050)	—	(5,578)

Net cash used in investing activities	(12,570)	(35,137)	(34,915)	—	(82,622)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	30,070	—	30,070
Payments on lines of credit	—	—	(35,303)	—	(35,303)
Borrowings on long-term debt	—	44,500	270,830	—	315,330
Payments on long-term debt	—	(25,524)	(259,152)	—	(284,676)
Payments of debt issuance costs	—	—	(6,391)	—	(6,391)
Stock option exercises and employee stock purchases	4,129	—	—	—	4,129
Intercompany	61,078	(20,486)	(40,592)	—	—

Net cash provided by (used in) financing activities	65,207	(1,510)	(40,538)	—	23,159
Effect of exchange rate changes on cash	—	—	(5,526)	—	(5,526)

Net (decrease) increase in cash and cash equivalents	(147)	(37,841)	27,148	—	(10,840)
Cash and cash equivalents, beginning of period	164	39,172	81,257	—	120,593

Cash and cash equivalents, end of period	$17	$1,331	$108,405	—	$109,753

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended October 31, 2010

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(9,684)	$(34,980)	$90,406	$(52,012)	$(6,270)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Income from discontinued operations	—	(1,485)	(345)	—	(1,830)
Depreciation and amortization	1,519	21,494	30,848	—	53,861
Stock-based compensation	12,831	—	—	—	12,831
Provision for doubtful accounts	—	4,360	10,947	—	15,307
Equity in earnings	(50,399)	92	(616)	50,399	(524)
Asset impairments	—	8,403	3,254	—	11,657
Non-cash interest expense	1,292	42,740	12,663	—	56,695
Deferred taxes	—	(5,652)	13,681	—	8,029
Other adjustments to reconcile net (loss) income	(195)	(1,455)	(1,892)	—	(3,542)
Changes in operating assets and liabilities:
Trade accounts receivable	—	15,735	24,111	—	39,846
Inventories	—	(5,075)	7,967	1,613	4,505
Other operating assets and liabilities	16,733	7,960	(15,561)	—	9,132

Cash (used in) provided by operating activities of continuing operations	(27,903)	52,137	175,463	—	199,697
Cash provided by operating activities of discontinued operations	—	1,507	2,278	—	3,785

Net cash (used in) provided by operating activities	(27,903)	53,644	177,741	—	203,482
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	34	4,519	109	—	4,662
Capital expenditures	(4,194)	(10,730)	(32,873)	—	(47,797)
Changes in restricted cash	—	—	52,706	—	52,706

Cash (used in) provided by investing activities of continuing operations	(4,160)	(6,211)	19,942	—	9,571
Cash provided by investing activities of discontinued operations	—	—	—	—	—

Net cash (used in) provided by investing activities	(4,160)	(6,211)	19,942	—	9,571
Cash flows from financing activities:
Borrowings on lines of credit	—	—	16,581	—	16,581
Payments on lines of credit	—	—	(27,021)	—	(27,021)
Borrowings on long-term debt	—	42,735	16,618	—	59,353
Payments on long-term debt	—	(51,489)	(169,077)	—	(220,566)
Payments of debt and equity issuance costs	(7,750)	—	(1,823)	—	(9,573)
Proceeds from stock option exercises	3,639	—	—	—	3,639
Transactions with non-controlling interests owners	—	(1,542)	(3,632)	—	(5,174)
Intercompany	36,017	900	(36,917)	—	—

Cash provided by (used in) financing activities of continuing operations	31,906	(9,396)	(205,271)	—	(182,761)
Cash provided by financing activities of discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	31,906	(9,396)	(205,271)	—	(182,761)
Effect of exchange rate changes on cash	—	—	(9,215)	—	(9,215)

Net (decrease) increase in cash and cash equivalents	(157)	38,037	(16,803)	—	21,077
Cash and cash equivalents, beginning of period	321	1,135	98,060	—	99,516

Cash and cash equivalents, end of period	$164	$39,172	$81,257	—	$120,593

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended October 31, 2009

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(192,042)	$(102,022)	$(44,204)	$149,152	$(189,116)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	4,427	(13,303)	128,367	(664)	118,827
Depreciation and amortization	1,525	24,174	29,305	—	55,004
Stock-based compensation	8,415	—	—	—	8,415
Provision for doubtful accounts	—	10,059	6,176	—	16,235
Equity in earnings	147,848	—	(2)	(147,848)	(2)
Asset impairments	—	9,570	1,167	—	10,737
Deferred taxes	—	47,482	(4,248)	—	43,234
Other adjustments to reconcile net loss	334	2,660	4,538	—	7,532
Changes in operating assets and liabilities:
Trade accounts receivable	—	53,272	7,511	—	60,783
Inventories	—	48,293	31,050	(1,304)	78,039
Other operating assets and liabilities	(8,929)	(4,245)	(4,161)	—	(17,335)

Cash (used in) provided by operating activities of continuing operations	(38,422)	75,940	155,499	(664)	192,353
Cash (used in) provided by operating activities of discontinued operations	(19,423)	36,806	(4,232)	664	13,815

Net cash (used in) provided by operating activities	(57,845)	112,746	151,267	—	206,168
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	404	183	—	587
Capital expenditures	(3,793)	(7,618)	(43,740)	—	(55,151)

Cash used in investing activities of continuing operations	(3,793)	(7,214)	(43,557)	—	(54,564)
Cash provided by investing activities of discontinued operations	—	—	21,848	—	21,848

Net cash used in investing activities	(3,793)	(7,214)	(21,709)	—	(32,716)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	10,346	—	10,346
Payments on lines of credit	—	—	(237,025)	—	(237,025)
Borrowings on long-term debt	—	547,093	348,175	—	895,268
Payments on long-term debt	—	(561,113)	(165,739)	—	(726,852)
Payments of debt issuance costs	—	(27,494)	(19,984)	—	(47,478)
Proceeds from stock option exercises	862	—	—	—	862
Intercompany	61,079	(65,549)	4,470	—	—

Cash provided by (used in) financing activities of continuing operations	61,941	(107,063)	(59,757)	—	(104,879)
Cash used in financing activities of discontinued operations	—	—	(11,136)	—	(11,136)

Net cash provided by (used in) financing activities	61,941	(107,063)	(70,893)	—	(116,015)
Effect of exchange rate changes on cash	—	—	(10,963)	—	(10,963)

Net increase (decrease) in cash and cash equivalents	303	(1,531)	47,702	—	46,474
Cash and cash equivalents, beginning of period	18	2,666	50,358	—	53,042

Cash and cash equivalents, end of period	$321	$1,135	$98,060	—	$99,516

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 17, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/ Robert B. McKnight, Jr.	Chairman of the Board,	January 17, 2012
Robert B. McKnight, Jr.	Chief Executive Officer
and President
(Principal Executive Officer)

/s/ Joseph Scirocco	Chief Financial Officer	January 17, 2012
Joseph Scirocco	(Principal Financial Officer)

/s/ Brad L. Holman	Senior Vice President	January 17, 2012
Brad L. Holman	and Corporate Controller
(Principal Accounting Officer)

/s/ Charles S. Exon	Director	January 17, 2012
Charles S. Exon

/s/ Douglas K. Ammerman	Director	January 17, 2012
Douglas K. Ammerman

Signatures	Title	Date Signed

/s/ William M. Barnum, Jr.	Director	January 17, 2012
William M. Barnum, Jr.

s/ Joseph F. Berardino	Director	January 17, 2012
Joseph F. Berardino

/s/ James G. Ellis	Director	January 17, 2012
James G. Ellis

/s/ M. Steven Langman	Director	January 17, 2012
M. Steven Langman

/s/ Robert L. Mettler	Director	January 17, 2012
Robert L. Mettler

/s/ Paul C. Speaker	Director	January 17, 2012
Paul C. Speaker

/s/ Andrew W. Sweet	Director	January 17, 2012
Andrew W. Sweet

EXHIBIT INDEX

Exhibit Number	DESCRIPTION

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporate by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 12, 2010).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

Exhibit Number	DESCRIPTION

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

10.1	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 8, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.2	First Amendment to Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 24, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 25, 2009).

10.3	AR Financing Facility Contract dated August 22, 2008 between Na Pali S.A.S. and GE Factofrance SNC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

10.4	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc. and Rhône Capital III L.P. dated June 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.5	Credit Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.6	Credit Agreement by and among Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.7	Warrant and Registration Rights Agreement by and among Quiksilver, Inc., Rhône Capital III L.P. and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the initial warrant holders, dated July 31, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.8	Amendment to Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.9	Amendment to Euro Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto Amendments to executive officer base salaries effective as of November 1, 2009 (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

Exhibit Number	DESCRIPTION

10.10	Exchange Letter Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., Mountain & Wave S.a.r.l., Rhône Group L.L.C., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated June 14, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 15, 2010).

10.11	Exchange Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., Mountain & Wave S.a.r.l., Rhône Group L.L.C., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated June 24, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 25, 2010).

10.12	Stockholders Agreement by and among Quiksilver, Inc., Rhône Capital III, L.P., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2010).

10.13	Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America N.A., as an administrative and collateral agent, and the lender parties thereto dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 27, 2010).

10.14	First Amendment to Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America N.A.., as an administrative and collateral agent, and the lender parties thereto dated November 29, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 29, 2010).

10.15	Credit Agreement by and among Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated July 31, 2009 (the “US Credit Agreement”) (incorporated by reference to Exhibit 10.5 of the Company’s Amended Quarterly Report on Form 10-Q/A filed on September 15, 2010). Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated by asterisks (“*****”), and the omitted text has been filed separately with the Securities and Exchange Commission.

10.16	First Amendment to US Credit Agreement dated August 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 2, 2010).

10.17	Second Amendment to US Credit Agreement dated November 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 29, 2010).

10.18	English Translation of Facilities Agreement by and among Pilot S.A.S. and Na Pali S.A.S. as borrowers, Quiksilver, Inc., as guarantor, BNP Paribas, Crédit Lyonnais and Société Générale Corporate & Investment Banking as mandated lead arrangers, BNP Paribas as agent, Société Générale as security agent, Caisse Régionale de Crédit Agricole Mutuel Pyrénées Gascogne as issuing bank, and BNP Paribas, Crédit Lyonnais, Société Générale, Natixis, Caisse Régionale de Crédit Agricole Mutuel Pyrénées-Gascogne, Banque Populaire du Sud Ouest, CIC — Société Bordelaise, and HSBC France as original lenders dated July 31, 2009 (“French Facility”) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.19	First Amendment to the French Facility dated September 25, 2009 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

Exhibit Number	DESCRIPTION

10.20	Global Amendment Agreement to the French Facility dated September 29, 2009 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.21	Term Loan Agreement dated September 29, 2009 among QS Finance Luxembourg S.A., Quiksilver, Inc., Biarritz Holdings S.à r.l. and Société Générale (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 30, 2009).

10.22	Form of Indemnity Agreement between Quiksilver, Inc. and individual directors and officers of Quiksilver, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.23	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option and Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 23, 2011). (1)

10.24	Standard Form of Restricted Stock Unit Agreement under the Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011). (1)

10.25	Restricted Stock Agreement by and between Quiksilver, Inc. and Douglas Ammerman dated June 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007). (1)

10.26	Quiksilver, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009). (1)

10.27	Quiksilver, Inc. Written Description of Nonemployee Director Compensation (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010). (1)

10.28	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004). (1)

10.29	Quiksilver, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2011). (1)

10.30	Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 28, 2006). (1)

10.31	Standard Form of Restricted Stock Issuance Agreement under the Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2006). (1)

10.32	Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.33	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.34	Transitional Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.35	Form of Employment Agreement between Pierre Agnes and Quiksilver, Inc. (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008). (1)

Exhibit Number	DESCRIPTION

10.36	Employment Agreement between Craig Stevenson and Quiksilver, Inc. dated January 19, 2009, as amended (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009). (1)

10.37	Amendment to Employment Agreement between Craig Stevenson and Quiksilver, Inc. dated December 16, 2009 (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K filed on January 12, 2010). (1)

10.38	Amendments to executive officer base salaries effective as of November 1, 2010 (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2010). (1)

10.39	Consulting Services Agreement between Paul Speaker and Quiksilver, Inc. dated March 23, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011). (1)

10.40	Indemnity Agreement by and between Quiksilver, Inc. and Andrew Sweet dated July 31, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.41	Indemnity Agreement by and between Quiksilver, Inc. and M. Steven Langman dated July 31, 2009 (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

21.1	Subsidiaries of Quiksilver, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Management contract or compensatory plan.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.