Form 10-Q
period 2012-01-31
QUIKSILVER INC
filed 2012-03-09
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at March 2, 2012 was 165,451,913

QUIKSILVER, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31,
In thousands, except per share amounts	2012	2011
Revenues, net	$449,621	$426,450
Cost of goods sold	221,671	202,980

Gross profit	227,950	223,470
Selling, general and administrative expense	230,415	210,436

Operating (loss) income	(2,465)	13,034
Interest expense	15,045	28,968
Foreign currency gain	(1,850)	(2,109)

Loss before provision for income taxes	(15,660)	(13,825)
Provision for income taxes	5,250	1,251

Net loss	(20,910)	(15,076)
Less: net income attributable to non-controlling interest	(1,695)	(1,192)

Net loss attributable to Quiksilver, Inc.	$(22,605)	$(16,268)

Net loss per share attributable to Quiksilver, Inc.	$(0.14)	$(0.10)

Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.14)	$(0.10)

Weighted average common shares outstanding	163,363	161,614

Weighted average common shares outstanding, assuming dilution	163,363	161,614

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended January 31,
In thousands	2012	2011
Net loss	$(20,910)	$(15,076)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(33,704)	(6,240)
Net unrealized gain (loss) on derivative instruments, net of tax of $(7,076) (2012) and $395 (2011)	13,944	(1,695)

Comprehensive loss	(40,670)	(23,011)
Comprehensive loss attributable to non-controlling interest	(1,695)	(1,192)

Comprehensive loss attributable to Quiksilver, Inc.	$(42,365)	$(24,203)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share amounts	January 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$94,435	$109,753
Trade accounts receivable, less allowances of $44,126 (2012) and $48,670 (2011)	321,785	397,089
Other receivables	23,226	23,190
Income taxes receivable	—	4,265
Inventories	412,291	347,757
Deferred income taxes short-term	23,844	32,808
Prepaid expenses and other current assets	33,602	25,429

Total current assets	909,183	940,291
Fixed assets, less accumulated depreciation and amortization of $255,869 (2012) and $255,267 (2011)	235,537	238,107
Intangible assets, net	137,364	138,143
Goodwill	267,131	268,589
Other assets	58,981	55,814
Deferred income taxes long-term	108,469	123,279

Total assets	$1,716,665	$1,764,223

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$6,267	$18,335
Accounts payable	225,439	203,023
Accrued liabilities	109,182	132,944
Current portion of long-term debt	4,444	4,628
Income taxes payable	14,553	—

Total current liabilities	359,885	358,930
Long-term debt, net of current portion	729,234	724,723
Other long-term liabilities	36,350	57,948

Total liabilities	1,125,469	1,141,601
Equity:
Preferred stock, $.01 par value, authorized shares—5,000,000; issued and outstanding shares—none	—	—
Common stock, $.01 par value, authorized shares—285,000,000; issued shares – 168,337,113 (2012) and 168,053,744 (2011)	1,683	1,681
Additional paid-in capital	539,387	531,633
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(55,170)	(32,565)
Accumulated other comprehensive income	96,367	116,127

Total Quiksilver, Inc. stockholders’ equity	575,489	610,098
Non-controlling interest	15,707	12,524

Total equity	591,196	622,622

Total liabilities and equity	$1,716,665	$1,764,223

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended January 31,
In thousands	2012	2011
Cash flows from operating activities:
Net loss	$(20,910)	$(15,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,962	14,000
Stock-based compensation	6,977	2,410
Provision for doubtful accounts	(1,682)	1,458
Loss on disposal of fixed assets	45	146
Foreign currency (gain) loss	(1,172)	127
Non-cash interest expense	1,063	16,160
Equity in earnings	(195)	(394)
Deferred income taxes	3,354	(244)
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	67,206	76,193
Other receivables	6,022	4,710
Inventories	(71,153)	(42,203)
Prepaid expenses and other current assets	(9,534)	(5,851)
Other assets	712	(2,343)
Accounts payable	24,140	34,520
Accrued liabilities and other long-term liabilities	(15,785)	(6,978)
Income taxes payable	1,826	(2,216)

Net cash provided by operating activities	3,876	74,419
Cash flows from investing activities:
Capital expenditures	(16,486)	(18,279)
Business acquisitions, net of acquired cash	(9,117)	—

Net cash used in investing activities	(25,603)	(18,279)
Cash flows from financing activities:
Borrowings on lines of credit	—	9,929
Payments on lines of credit	(11,448)	(16,976)
Borrowings on long-term debt	47,442	270,137
Payments on long-term debt	(22,628)	(257,138)
Payments of debt issuance costs	—	(6,155)
Stock option exercises and employee stock purchases	779	2,842

Net cash provided by financing activities	14,145	2,639
Effect of exchange rate changes on cash	(7,736)	(2,180)

Net (decrease) increase in cash and cash equivalents	(15,318)	56,599
Cash and cash equivalents, beginning of period	109,753	120,593

Cash and cash equivalents, end of period	$94,435	$177,192

Supplementary cash flow information:
Cash paid during the period for:
Interest	$12,357	$2,587

Income taxes	$2,871	$2,163

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

Quiksilver, Inc. and its subsidiaries (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended January 31, 2012 and 2011. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2011 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below sets forth the reconciliation of the denominator of each net loss per share calculation:

	Three months ended January 31,
In thousands	2012	2011
Shares used in computing basic net loss per share	163,363	161,614
Dilutive effect of stock options and restricted stock(1)	—	—
Dilutive effect of stock warrants(1)	—	—

Shares used in computing diluted net loss per share	163,363	161,614

(1) For the three months ended January 31, 2012 and 2011, the shares used in computing diluted net loss per share do not include 3,755,000 and 5,424,000, respectively, of dilutive stock options and shares of restricted stock, nor 12,195,000 and 15,495,000, respectively, of dilutive warrant shares as the effect is anti-dilutive given the Company’s net loss. For the three months ended January 31, 2012 and 2011, additional stock options outstanding of 10,774,000 and 10,803,000, respectively, and additional warrant shares outstanding of 13,459,000 and 10,159,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity related to performance based options and performance based restricted stock units for the three months ended January 31, 2012 is as follows:

	Performance Options	Performance Restricted Stock Units
Non-vested, October 31, 2011	936,000	7,520,000
Granted	—	—
Vested	—	—
Canceled	—	—

Non-vested, January 31, 2012	936,000	7,520,000

As of January 31, 2012, the Company had approximately $2.4 million and $15.6 million of unrecognized compensation expense, net of estimated forfeitures, related to the performance options and the performance restricted stock units, respectively. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 3.6 years and 1.0 year, respectively.

For non-performance based options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the three months ended January 31, 2012, there were no options granted. For the three months ended January 31, 2011, options were valued assuming a risk-free interest rate of 2.0%, volatility of 82.4%, zero dividend yield, and an expected life of 5.3 years. The weighted average fair value of options granted was $3.51 for the three months ended January 31, 2011. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of January 31, 2012, the Company had approximately $4.3 million of unrecognized compensation expense, for non-performance based options, expected to be recognized over a weighted average period of approximately 1.8 years.

Changes in shares under option, excluding performance based options, for the three months ended January 31, 2012 are as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2011	13,399,381	$4.40
Granted	—	—
Exercised	(101,332)	2.17		$151
Canceled	(653,133)	3.58

Outstanding, January 31, 2012	12,644,916	$4.46	6.1	$13,215

Options exercisable, January 31, 2012	6,363,079	$5.58	4.6	$4,625

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in non-vested shares under option, excluding performance based options, for the three months ended January 31, 2012 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested, October 31, 2011	7,356,508	$1.81
Granted	—	—
Vested	(1,042,000)	2.35
Canceled	(32,671)	1.61

Non-vested, January 31, 2012	6,281,837	$1.72

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

Changes in restricted stock for the three months ended January 31, 2012 are as follows:

Shares
Outstanding, October 31, 2011	1,911,669
Granted	—
Vested	(180,000)
Forfeited	—

Outstanding, January 31, 2012	1,731,669

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and will adjust the amortization period as appropriate. As of January 31, 2012, there had been no acceleration of amortization periods. As of January 31, 2012, the Company had approximately $1.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.0 year.

4. Inventories

Inventories consist of the following:

In thousands	January 31, 2012	October 31, 2011
Raw materials	$7,896	$9,130
Work in-process	1,006	2,647
Finished goods	403,389	335,980

	$412,291	$347,757

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	January 31, 2012			October 31, 2011
In thousands	Gross Amount	Amorti- zation	Net Book Value	Gross Amount	Amorti- zation	Net Book Value
Amortizable trademarks	$19,919	$(9,825)	$10,094	$20,174	$(9,782)	$10,392
Amortizable licenses	14,219	(13,034)	1,185	14,380	(12,822)	1,558
Other amortizable intangibles	8,042	(5,120)	2,922	9,029	(5,987)	3,042
Non-amortizable trademarks	123,163	—	123,163	123,151	—	123,151

	$165,343	$(27,979)	$137,364	$166,734	$(28,591)	$138,143

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the three months ended January 31, 2012 and 2011 was $0.9 million and $0.7 million, respectively. Annual amortization expense is estimated to be approximately $2.9 million in the fiscal year ending October 31, 2012, approximately $2.0 million in the fiscal year ending October 31, 2013, and approximately $1.5 million in the fiscal years ending October 31, 2014 through 2017.

Goodwill related to the Company’s operating segments is as follows:

In thousands	January 31, 2012	October 31, 2011
Americas	$75,944	$76,048
Europe	184,980	186,334
Asia/Pacific	6,207	6,207

	$267,131	$268,589

Goodwill decreased approximately $1.5 million during the three months ended January 31, 2012. Goodwill decreased by $0.1 million in the Americas segment as a result of the effect of changes in foreign currency exchange rates and decreased by $1.4 million in the European segment as a result of a decrease of $8.9 million due to the effect of changes in foreign currency exchange rates, partially offset by an increase to goodwill of $7.5 million related to acquisitions.

6. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

In thousands	January 31, 2012	October 31, 2011
Foreign currency translation adjustment	$90,526	$124,230
Gain (loss) on cash flow hedges	5,841	(8,103)

	$96,367	$116,127

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues primarily from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 3% of the Company’s net revenues for the three months ended January 31, 2012 and 2011.

Information related to the Company’s operating segments is as follows:

In thousands	Three months ended January 31,
	2012	2011
Revenues, net:
Americas	$205,408	$193,790
Europe	168,874	165,199
Asia/Pacific	74,593	67,001
Corporate operations	746	460

	$449,621	$426,450

Gross profit:
Americas	$87,928	$89,466
Europe	101,772	97,300
Asia/Pacific	38,140	36,633
Corporate operations	110	71

	$227,950	$223,470

SG&A expense:
Americas	$89,481	$82,994
Europe	86,096	80,417
Asia/Pacific	37,239	34,830
Corporate operations	17,599	12,195

	$230,415	$210,436

Operating (loss) income:
Americas	$(1,553)	$6,472
Europe	15,676	16,883
Asia/Pacific	901	1,803
Corporate operations	(17,489)	(12,124)

	$(2,465)	$13,034

	January 31, 2012	October 31, 2011

Identifiable assets:
Americas	$544,166	$577,643
Europe	758,138	750,378
Asia/Pacific	211,125	231,879
Corporate operations	203,236	204,323

	$1,716,665	$1,764,223

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of January 31, 2012, the Company was hedging forecasted transactions expected to occur through October 2013. Assuming January 31, 2012 exchange rates remain constant, $5.8 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 21 months.

For the three months ended January 31, 2012 and 2011, the effective portions of gains and losses on derivative instruments in the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) were as follows:

	Three months ended January 31,
	2012	2011
In thousands	Amount		Location
Gain recognized in OCI on derivatives	$16,690	$1,149	Other comprehensive income
(Loss) gain reclassified from accumulated OCI into income	$(3,075)	$748	Cost of goods sold
Loss reclassified from accumulated OCI into income	$—	$(1,033)	Interest expense
(Loss) gain reclassified from accumulated OCI into income	$(20)	$180	Foreign currency gain
Gain recognized in income on derivatives	$181	$—	Foreign currency gain

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of January 31, 2012, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and future cash receipts:

In thousands	Commodity	Notional Amount	Maturity	Fair Value

United States dollars	Inventory	$388,232	Feb 2012 –Oct 2013	$10,629
Swiss francs	Accounts receivable	8,292	Feb 2012 –Oct 2012	(358)
British pounds	Accounts receivable	21,348	Feb 2012 –Oct 2012	(27)

		$417,872		$10,244

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets:

	$(10,344)	$(10,344)	$(10,344)	$(10,344)
	Fair Value Measurements Using			Assets
In thousands	Level 1	Level 2	Level 3	at Fair Value
	January 31, 2012
Derivative assets:
Other receivables	$—	$8,052	$—	$8,052
Other assets	—	7,045	—	7,045
Derivative liabilities:
Accrued liabilities	—	(4,132)	—	(4,132)
Other long-term liabilities	—	(721)	—	(721)

Total fair value	$—	$10,244	$—	$10,244

	October 31, 2011
Derivative assets:
Other receivables	$—	$1,031	$—	$1,031
Other assets	—	1,610	—	1,610
Derivative liabilities:
Accrued liabilities	—	(12,297)	—	(12,297)
Other long-term liabilities	—	(688)	—	(688)

Total fair value	$—	$(10,344)	$—	$(10,344)

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

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of January 31, 2012, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

10. Income Taxes

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of January 31, 2012, the Company continued to maintain a full valuation allowance against its net deferred tax assets in the United States as well as certain jurisdictions in its Asia/Pacific segment. As a result of the valuation allowances recorded in the U.S. and certain jurisdictions in the Asia/Pacific segment, no tax benefits have been recognized for losses incurred in those tax jurisdictions.

On January 31, 2012, the Company’s liability for uncertain tax positions was approximately $10.6 million resulting from unrecognized tax benefits, excluding interest and penalties. During the three months ended January 31, 2012, the Company increased its liability for uncertain tax positions, exclusive of interest and penalties, by $0.2 million.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $9.0 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $6 million to an increase of the liability for unrecognized tax benefits of $3 million, excluding penalties and interest, for its existing tax positions.

11. Restructuring Charges

In connection with its cost reduction efforts, the Company formulated the Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The 2011 Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the three months ended January 31, 2012, the Company recorded $0.3 million in severance charges under the 2011 Plan as well as an additional $1.9 million in severance charges outside the scope of the 2011 Plan. The Company continues to evaluate its facilities, as well as its overall cost structure, and may incur future charges under the 2011 Plan.

Activity and liability balances recorded as part of the 2011 Plan are as follows:

In thousands	Workforce	Facility & Other	Total

Balance, November 1, 2010	$—	$—	$—
Charged to expense	1,389	6,649	8,038
Cash payments	(313)	(417)	(730)

Balance, October 31, 2011	$1,076	$6,232	$7,308

Charged to expense	333	—	333
Cash payments	(1,089)	(379)	(1,468)

Balance, January 31, 2012	$320	$5,853	$6,173

12. Debt

A summary of lines of credit and long-term debt is as follows:

In thousands	January 31, 2012	October 31, 2011
Asia/Pacific short-term lines of credit	$6,267	$18,335
Americas Credit Facility	20,149	21,042
Americas long-term debt	17,000	18,500
European credit facilities	29,268	2,306
Senior Notes	400,000	400,000
European Senior Notes	263,054	282,925
Capital lease obligations and other borrowings	4,207	4,578

	$739,945	$747,686

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of January 31, 2012, the Company’s credit facilities allowed for total maximum cash borrowings and letters of credit of $366.4 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $55.7 million of borrowings drawn on these credit facilities as of January 31, 2012, and letters of credit issued at that time totaled $50.3 million. The amount of availability for borrowings under these facilities as of January 31, 2012 was $157.0 million, $77.2 million of which could also be used for letters of credit in the United States. In addition to the $157.0 million of availability for borrowings, the Company also had $103.4 million in additional capacity for letters of credit in Europe and Asia/Pacific as of January 31, 2012. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is currently in compliance with such covenants.

In December 2010, Boardriders SA, a wholly owned subsidiary of the Company, issued €200 million (approximately $265 million at the date of issuance) in senior notes (“European Senior Notes”), which bear a coupon interest rate of 8.875% and are due December 15, 2017. The Company used the proceeds from the European Senior Notes to repay its then existing European term loans and to pay related fees and expenses. As a result, the Company recognized non-cash, non-operating charges during the three months ended January 31, 2011 of approximately $13.7 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans.

The estimated fair values of the Company’s lines of credit and long-term debt are as follows:

In thousands	January 31, 2012
	Carrying Amount	Fair Value
Lines of credit	$6,267	$6,267
Long-term debt	733,678	708,525

	$739,945	$714,792

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

13. Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of January 31, 2012 and October 31, 2011 and for the three months ended January 31, 2012 and 2011. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2012, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended January 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$171,377	$305,027	$(26,899)	$449,621
Cost of goods sold	—	105,206	136,183	(19,718)	221,671

Gross profit	116	66,171	168,844	(7,181)	227,950

Selling, general and administrative expense	16,916	77,497	143,045	(7,043)	230,415

Operating (loss) income	(16,800)	(11,326)	25,799	(138)	(2,465)

Interest expense	7,240	1,294	6,511	—	15,045
Foreign currency gain	(126)	(203)	(1,521)	—	(1,850)
Equity in earnings	(1,309)	—	—	1,309	—

(Loss) income before provision for income taxes	(22,605)	(12,417)	20,809	(1,447)	(15,660)

Provision for income taxes	—	216	5,034	—	5,250

Net (loss) income	(22,605)	(12,633)	15,775	(1,447)	(20,910)
Less: net income attributable to non-controlling interest	—	(1,315)	(380)	—	(1,695)

Net (loss) income attributable to Quiksilver, Inc.	$(22,605)	$(13,948)	$15,395	$(1,447)	$(22,605)

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At January 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$327	$255	$93,853	$—	$94,435
Trade accounts receivable, net	—	120,934	200,851	—	321,785
Other receivables	136	5,603	17,487	—	23,226
Inventories	—	134,433	279,846	(1,988)	412,291
Deferred income taxes	—	(1,182)	25,026	—	23,844
Prepaid expenses and other current assets	2,554	6,857	24,191	—	33,602

Total current assets	3,017	266,900	641,254	(1,988)	909,183

Fixed assets, net	17,393	68,232	149,912	—	235,537
Intangible assets, net	2,996	48,519	85,849	—	137,364
Goodwill	—	112,216	154,915	—	267,131
Other assets	4,079	3,652	51,250	—	58,981
Deferred income taxes long-term	—	(16,682)	125,151	—	108,469
Investment in subsidiaries	1,064,014	—	—	(1,064,014)	—

Total assets	$1,091,499	$482,837	$1,208,331	$(1,066,002)	$1,716,665

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$6,267	$—	$6,267
Accounts payable	1,764	100,117	123,558	—	225,439
Accrued liabilities	12,682	26,056	70,444	—	109,182
Current portion of long-term debt	—	3,000	1,444	—	4,444
Income taxes payable	—	(2,207)	16,760	—	14,553
Intercompany balances	101,564	(93,314)	(8,250)	—	—

Total current liabilities	116,010	33,652	210,223	—	359,885

Long-term debt, net of current portion	400,000	34,149	295,085	—	729,234
Other long-term liabilities	—	21,223	15,127	—	36,350

Total liabilities	516,010	89,024	520,435	—	1,125,469

Stockholders’/invested equity	575,489	380,297	685,705	(1,066,002)	575,489
Non-controlling interest	—	13,516	2,191	—	15,707

Total liabilities and equity	$1,091,499	$482,837	$1,208,331	$(1,066,002)	$1,716,665

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At October 31, 2011

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended January 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(22,605)	$(12,633)	$15,775	$(1,447)	$(20,910)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	636	4,607	7,719	—	12,962
Stock-based compensation	6,977	—	—	—	6,977
Provision for doubtful accounts	—	(2,600)	918	—	(1,682)
Equity in earnings	(1,309)	—	(195)	1,309	(195)
Non-cash interest expense	366	527	170	—	1,063
Deferred income taxes	—	—	3,354	—	3,354
Other adjustments to reconcile net (loss) income	(125)	5	(1,007)	—	(1,127)
Changes in operating assets and liabilities:
Trade accounts receivable	—	32,448	34,758	—	67,206
Inventories	—	(19,307)	(51,984)	138	(71,153)
Other operating assets and liabilities	4,390	8,611	(5,620)	—	7,381

Net cash (used in) provided by operating activities	(11,670)	11,658	3,888	—	3,876

Cash flows from investing activities:
Capital expenditures	(434)	(7,494)	(8,558)	—	(16,486)
Business acquisitions, net of cash acquired	—	—	(9,117)	—	(9,117)

Net cash used in investing activities	(434)	(7,494)	(17,675)	—	(25,603)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	—	—
Payments on lines of credit	—	—	(11,448)	—	(11,448)
Borrowings on long-term debt	—	18,000	29,442	—	47,442
Payments on long-term debt	—	(20,500)	(2,128)	—	(22,628)
Stock option exercises and employee stock purchases	779	—	—	—	779
Intercompany	11,635	(2,740)	(8,895)	—	—

Net cash provided by (used in) financing activities	12,414	(5,240)	6,971	—	14,145

Effect of exchange rate changes on cash	—	—	(7,736)	—	(7,736)

Net increase (decrease) in cash and cash equivalents	310	(1,076)	(14,552)	—	(15,318)
Cash and cash equivalents, beginning of period	17	1,331	108,405	—	109,753

Cash and cash equivalents, end of period	$327	$255	$93,853	$—	$94,435

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended January 31, 2011

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(16,268)	$(4,425)	$6,714	$(1,097)	$(15,076)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	461	5,256	8,283	—	14,000
Stock-based compensation	2,410	—	—	—	2,410
Provision for doubtful accounts	—	485	973	—	1,458
Equity in earnings	(680)	(158)	(236)	680	(394)
Non-cash interest expense	341	425	15,394	—	16,160
Deferred income taxes	—	—	(244)	—	(244)
Other adjustments to reconcile net (loss) income	(51)	31	293	—	273
Changes in operating assets and liabilities:
Trade accounts receivable	—	24,456	51,737	—	76,193
Inventories	—	(13,394)	(29,226)	417	(42,203)
Other operating assets and liabilities	4,068	9,239	8,535	—	21,842

Net cash (used in) provided by operating activities	(9,719)	21,915	62,223	—	74,419

Cash flows from investing activities:
Capital expenditures	(3,387)	(6,918)	(7,974)	—	(18,279)

Net cash used in investing activities	(3,387)	(6,918)	(7,974)	—	(18,279)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	9,929	—	9,929
Payments on lines of credit	—	—	(16,976)	—	(16,976)
Borrowings on long-term debt	—	—	270,137	—	270,137
Payments on long-term debt	—	—	(257,138)	—	(257,138)
Payments of debt issuance costs	—	—	(6,155)	—	(6,155)
Stock option exercises, employee stock purchases and tax benefit on option exercises	2,842	—	—	—	2,842
Intercompany	10,788	(22,326)	11,538	—	—

Net cash provided by (used in) financing activities	13,630	(22,326)	11,335	—	2,639

Effect of exchange rate changes on cash	—	—	(2,180)	—	(2,180)

Net increase (decrease) in cash and cash equivalents	524	(7,329)	63,404	—	56,599
Cash and cash equivalents, beginning of period	164	39,172	81,257	—	120,593

Cash and cash equivalents, end of period	$688	$31,843	$144,661	$—	$177,192

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2011 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.

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

We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. Our products are sold throughout the world, primarily in surf shops, skate shops, snow shops, specialty stores and over the internet. We currently operate in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. Our European segment includes revenues primarily from Europe, the Middle East and Africa. Our Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees.

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

Results of Operations

The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended January 31,
Statements of Operations data	2012	2011
Revenues, net	100.0%	100.0%
Gross profit	50.7	52.4
Selling, general and administrative expense	51.2	49.3
Operating (loss) income	(0.5)	3.1

Interest expense	3.3	6.8
Foreign currency gain	(0.4)	(0.5)

Loss before provision for income taxes	(3.5)%	(3.2)%
Other data
Adjusted EBITDA(1)	3.9%	7.1%

(1)	Adjusted EBITDA is defined as net income (loss) attributable to Quiksilver, Inc. before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA:

In thousands	Three Months Ended January 31,
	2012	2011
Net loss attributable to Quiksilver, Inc.	$(22,605)	$(16,268)
Provision for income taxes	5,250	1,251
Interest expense, net	15,045	28,968
Depreciation and amortization	12,962	14,000
Non-cash stock-based compensation expense	6,977	2,410

Adjusted EBITDA	$17,629	$30,361

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Our total net revenues for the three months ended January 31, 2012 increased 5% to $449.6 million from $426.5 million in the comparable period of the prior year. In constant currency, net revenues increased 6% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related products for our Quiksilver, Roxy, DC and other brands, which primarily include Hawk, Lib Technologies and Gnu.

In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each operating segment. As such, this methodology does not account for movements in individual currencies within a segment (for example, non-euro currencies within our European segment and Japanese yen within our Asia/Pacific segment). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to one using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the three months ended January 31, 2012 and 2011:

In thousands Historical currency (as reported)	Americas	Europe	Asia/Pacific	Corporate	Total
January 31, 2011	$193,790	$165,199	$67,001	$460	$426,450
January 31, 2012	205,408	168,874	74,593	746	449,621
Percentage increase	6%	2%	11%		5%

Constant currency (current year exchange rates)

January 31, 2011	193,790	162,689	68,889	460	425,828
January 31, 2012	205,408	168,874	74,593	746	449,621
Percentage increase	6%	4%	8%		6%

Revenues in the Americas segment increased 6% to $205.4 million for the three months ended January 31, 2012 from $193.8 million in the comparable period of the prior year, while European segment revenues increased 2% to $168.9 million from $165.2 million and Asia/Pacific segment revenues increased 11% to $74.6 million from $67.0 million for those same periods. The increase in the Americas came primarily from Quiksilver and Roxy brand revenues, partially offset by a decrease in DC brand revenues. The increase in Quiksilver brand revenues was primarily from strong growth in the apparel product category and, to a lesser extent, the accessories product category, partially offset by a slight decrease in the footwear product category. The increase in Roxy brand revenues was primarily from strong growth in the apparel and footwear product categories, partially offset by a decrease in the accessories product category. The decrease in DC brand revenues was primarily from the footwear product category and, to a lesser extent, the apparel and accessories product categories. Europe’s net revenues increased 4% in constant currency. The currency adjusted revenue increase in Europe was primarily the result of strong growth in DC brand revenues, partially offset by modest declines in our Quiksilver and, to a lesser extent, Roxy brand revenues. The increase in DC brand revenues was primarily from the apparel product category and, to a lesser extent, the accessories product category, partially offset by a slight decrease in the footwear product category. The decreases in Quiksilver and Roxy brand revenues were primarily from the accessories product category, partially offset by slight growth in the apparel product category. Asia/Pacific’s net revenues increased 8% in constant currency. The currency adjusted increase in Asia/Pacific came primarily from strong growth in Quiksilver and DC brand revenues, partially offset by a slight decline in our Roxy brand revenues.

Our consolidated gross profit margin for the three months ended January 31, 2012 decreased to 50.7% from 52.4% in the comparable period of the prior year. The gross profit in the Americas segment decreased to 42.8% from 46.2%, our European segment gross profit margin increased to 60.3% from 58.9%, and our Asia/Pacific segment gross profit margin decreased to 51.1% from 54.7% for those same periods. The decrease in the Americas segment gross profit margin was primarily the result of higher input costs and, to a lesser extent, higher levels of markdowns in our company-owned retail stores and price adjustments in the wholesale channel. Our European segment gross profit margin increased primarily as a result of a higher percentage of retail sales, including e-commerce, versus wholesale sales compared to the prior year. In our Asia/Pacific segment, the gross profit margin decrease was primarily due to additional clearance business in Australia.

Our selling, general and administrative expense (“SG&A”) for the three months ended January 31, 2012 increased 9% to $230.4 million from $210.4 million in the comparable period of the prior year. In the Americas segment, SG&A increased 8% to $89.5 million from $83.0 million in the comparable period of the prior year, while our European segment SG&A increased 7% to $86.1 million from $80.4 million, and our Asia/Pacific segment SG&A increased 7% to $37.2 million from $34.8 million for those same periods. As a percentage of revenues, our consolidated SG&A increased to 51.2% for the three months ended January 31, 2012 from 49.3% for the three months ended January 31, 2011. In the Americas, SG&A as a percentage of revenues increased to 43.6% compared to 42.8% the year before. In Europe, SG&A as a percentage of revenues increased to 51.0% from 48.7%, and in Asia/Pacific, SG&A as a percentage of revenues decreased to 49.9% from 52.0% for those same periods. The increase in SG&A as a percentage of revenues in both our Americas and European segments was primarily due to additional fulfillment costs in support of higher revenues in our e-commerce business. Europe’s SG&A increased 9% in constant currency. In our Asia/Pacific segment, the decrease in SG&A as a percentage of revenues was primarily due to higher revenues. Asia/Pacific’s SG&A increased 4% in constant currency.

Interest expense for the three months ended January 31, 2012 decreased to $15.0 million from $29.0 million in the comparable period of the prior year, primarily due to the inclusion in the prior year of approximately $13.7 million to write-off the deferred debt issuance costs associated with our European term loans that were paid off during the prior year upon the issuance of our European senior notes.

Our foreign currency gain amounted to $1.9 million for the three months ended January 31, 2012 compared to $2.1 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries and, to a lesser extent, certain foreign currency exchange contracts.

Our income tax expense for the three months ended January 31, 2012 was $5.3 million compared to $1.3 million in the comparable period of the prior year. As a result of the valuation allowances previously established in the United States and certain tax jurisdictions within our Asia/Pacific segment, no tax benefits were recognized for losses in those tax jurisdictions.

Our net loss for the three months ended January 31, 2012 increased to $22.6 million or $0.14 per share on a diluted basis, compared to $16.3 million or $0.10 per share on a diluted basis in the comparable period of the prior year. Adjusted EBITDA decreased to $17.6 million from $30.4 million for those same periods.

Financial Position, Capital Resources and Liquidity

In fiscal 2005, we issued $400 million of unsecured senior notes. In December 2010, we issued €200 million (approximately $265 million at issuance) in additional unsecured senior notes to repay our then existing European term loans. The 2010 transaction extended virtually all of our short-term maturities to a long-term basis. We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

As of January 31, 2012, we had a total of approximately $739.9 million of indebtedness compared to a total of approximately $747.7 million of indebtedness at October 31, 2011.

Cash Flows

Operating activities provided cash of $3.9 million in the three months ended January 31, 2012 compared to $74.4 million in the three months ended January 31, 2011. This $70.5 million decrease in cash provided was primarily due to increases in cash used for working capital of $52.3 million and decreases in cash provided by our net loss adjusted for other non-cash charges of $18.2 million.

Capital expenditures totaled $16.5 million for the three months ended January 31, 2012, compared to $18.3 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer and warehouse equipment, including our new global enterprise-wide reporting system.

During the three months ended January 31, 2012, net cash provided by financing activities totaled $14.1 million, compared to $2.6 million in the comparable period of the prior year. Net cash provided primarily resulted from net borrowings on our existing credit facilities.

The net decrease in cash and cash equivalents for the three months ended January 31, 2012 was $15.3 million compared to an increase of $56.6 million in the comparable period of the prior year. Cash and cash equivalents totaled $94.4 million at January 31, 2012 compared to $109.8 million at October 31, 2011, while working capital was $549.3 million at January 31, 2012 compared to $581.4 million at October 31, 2011.

Trade Accounts Receivable and Inventories

Our trade accounts receivable decreased 19% to $321.8 million at January 31, 2012 from $397.1 million at October 31, 2011. Accounts receivable in our Americas segment decreased 17% to $170.6 million at January 31, 2012 from $204.8 million at October 31, 2011, European segment accounts receivable decreased 18% to $121.3 million from $148.0 million and Asia/Pacific segment accounts receivable decreased 33% to $29.9 million from $44.3 million for those same periods. Compared to January 31, 2011, accounts receivable increased 11% in the Americas segment, increased 14% in our European segment and increased 12% in our Asia/Pacific segment. In constant currency, consolidated trade accounts receivable increased 13% compared to January 31, 2011. The increase in consolidated trade accounts receivable was primarily the result of higher revenues. Included in accounts receivable at January 31, 2012 are approximately $27.2 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, are deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately one day at January 31, 2012 compared to January 31, 2011.

Consolidated inventories increased 19% to $412.3 million at January 31, 2012 from $347.8 million at October 31, 2011. Inventories in the Americas segment increased 13% to $174.6 million from $154.3 million at October 31, 2011, European segment inventories increased 37% to $158.8 million from $116.1 million and Asia/Pacific segment inventories increased 2% to $78.9 million from $77.3 million. Compared to January 31, 2011, inventories increased 27% in the Americas segment, increased 45% in our European segment and increased 25% in our Asia/Pacific segment. In constant currency, our consolidated inventories increased 33% compared to January 31, 2011. The increase in consolidated inventories was primarily the result of higher input costs and the early receipt of goods in comparison to the prior year. Consolidated average annual inventory turnover was approximately 2.7 times at January 31, 2012 compared to approximately 3.2 times at January 31, 2011.

Income Taxes

During the three months ended January 31, 2012, our liability for uncertain tax positions, exclusive of interest and penalties, increased by $0.2 million to approximately $10.6 million. If our positions are favorably sustained by the relevant taxing authority, approximately $9.0 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.

Commitments

There have been no material changes outside the ordinary course of business in our contractual obligations since October 31, 2011.

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

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements for a discussion of pronouncements that may affect our future financial reporting.

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

Foreign Currency and Derivatives

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported results and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for our European segment because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens, there is a positive effect on the translation of our reported results from our European segment. In addition, the statements of operations of our Asia/Pacific segment are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for our Asia/Pacific segment when the U.S. dollar is stronger in comparison to the Australian dollar or Japanese yen.

European revenues increased 4% in euros during the three months ended January 31, 2012 compared to the three months ended January 31, 2011. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, European revenues increased 2% as a result of a stronger U.S. dollar versus the euro in comparison to the prior period.

Asia/Pacific revenues increased 8% in Australian dollars during the three months ended January 31, 2012 compared to the three months ended January 31, 2011. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, Asia/Pacific revenues increased 11% as a result of a stronger Australian dollar and Japanese yen versus the U.S. dollar in comparison to the prior period.

Our other foreign currency and interest rate risks are discussed in our Annual Report on Form 10-K for the year ended October 31, 2011 in Item 7A.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of January 31, 2012.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2010).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

10.1	Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.2	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.3	Transitional Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.4	Third Amendment to Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America, N.A., as an administrative and collateral agent, and the lender parties thereto dated February 1, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1) Management contract or compensatory plan.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

March 9, 2012	/s/ Brad L. Holman
Brad L. Holman Senior Vice President and Corporate Controller (Principal Accounting Officer and Authorized Signatory)