Form 10-Q
period 2012-04-30
QUIKSILVER INC
filed 2012-06-11
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

June 1, 2012 was 165,496,913

QUIKSILVER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30,
In thousands, except per share amounts	2012	2011
Revenues, net	$492,213	$478,093
Cost of goods sold	250,064	215,924

Gross profit	242,149	262,169
Selling, general and administrative expense	224,010	216,748
Asset impairments	415	74,610

Operating income (loss)	17,724	(29,189)
Interest expense	15,585	15,096
Foreign currency gain	(609)	(2,321)

Income (loss) before provision for income taxes	2,748	(41,964)
Provision for income taxes	7,155	39,690

Net loss	(4,407)	(81,654)
Less: net income attributable to non-controlling interest	(713)	(1,671)

Net loss attributable to Quiksilver, Inc.	$(5,120)	$(83,325)

Net loss per share attributable to Quiksilver, Inc.	$(0.03)	$(0.51)

Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.03)	$(0.51)

Weighted average common shares outstanding	163,953	162,268

Weighted average common shares outstanding, assuming dilution	163,953	162,268

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended April 30,
In thousands	2012	2011
Net loss	$(4,407)	$(81,654)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,653	33,935
Net unrealized loss on derivative instruments, net of tax benefit of $768 (2012) and $11,294 (2011)	(2,924)	(22,244)

Comprehensive loss	(5,678)	(69,963)
Comprehensive income attributable to non-controlling interest	(713)	(1,671)

Comprehensive loss attributable to Quiksilver, Inc.	$(6,391)	$(71,634)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended April 30,
In thousands, except per share amounts	2012	2011
Revenues, net	$941,834	$904,543
Cost of goods sold	471,735	418,904

Gross profit	470,099	485,639
Selling, general and administrative expense	454,425	427,184
Asset impairments	415	74,610

Operating income (loss)	15,259	(16,155)
Interest expense	30,630	44,064
Foreign currency gain	(2,459)	(4,430)

Loss before provision for income taxes	(12,912)	(55,789)
Provision for income taxes	12,405	40,941

Net loss	(25,317)	(96,730)
Less: net income attributable to non-controlling interest	(2,408)	(2,863)

Net loss attributable to Quiksilver, Inc.	$(27,725)	$(99,593)

Net loss per share attributable to Quiksilver, Inc.	$(0.17)	$(0.62)

Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.17)	$(0.62)

Weighted average common shares outstanding	163,655	161,879

Weighted average common shares outstanding, assuming dilution	163,655	161,879

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six months ended April 30,
In thousands	2012	2011
Net loss	$(25,317)	$(96,730)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(32,051)	27,695
Net unrealized gain (loss) on derivative instruments, net of tax provision (benefit) of $6,308 (2012) and $(10,899) (2011)	11,020	(23,939)

Comprehensive loss	(46,348)	(92,974)
Comprehensive income attributable to non-controlling interest	(2,408)	(2,863)

Comprehensive loss attributable to Quiksilver, Inc.	$(48,756)	$(95,837)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share amounts	April 30, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$79,177	$109,753
Trade accounts receivable, less allowances of $41,995 (2012) and $48,670 (2011)	370,974	397,089
Other receivables	26,250	23,190
Income taxes receivable	—	4,265
Inventories	358,915	347,757
Deferred income taxes short-term	17,752	32,808
Prepaid expenses and other current assets	31,697	25,429

Total current assets	884,765	940,291

Fixed assets, less accumulated depreciation and amortization of $267,859 (2012) and $255,267 (2011)	240,424	238,107
Intangible assets, net	137,212	138,143
Goodwill	268,340	268,589
Other assets	54,948	55,814
Deferred income taxes long-term	110,752	123,279

Total assets	$1,696,441	$1,764,223

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$13,517	$18,335
Accounts payable	190,647	203,023
Accrued liabilities	108,770	132,944
Current portion of long-term debt	22,840	4,628
Income taxes payable	3,068	—

Total current liabilities	338,842	358,930
Long-term debt, net of current portion	732,916	724,723
Other long-term liabilities	33,790	57,948

Total liabilities	1,105,548	1,141,601

Equity:
Preferred stock, $.01 par value, authorized shares – 5,000,000; issued and outstanding shares – none	—	—
Common stock, $.01 par value, authorized shares – 285,000,000; issued shares – 168,382,113 (2012) and 168,053,744 (2011)	1,684	1,681
Additional paid-in capital	544,809	531,633
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(60,290)	(32,565)
Accumulated other comprehensive income	95,096	116,127

Total Quiksilver, Inc. stockholders’ equity	574,521	610,098
Non-controlling interest	16,372	12,524

Total equity	590,893	622,622

Total liabilities and equity	$1,696,441	$1,764,223

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended April 30,
In thousands	2012	2011
Cash flows from operating activities:
Net loss	$(25,317)	$(96,730)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,125	27,470
Stock-based compensation	12,400	4,981
Provision for doubtful accounts	419	5,390
Loss on disposal of fixed assets	62	1,635
Foreign currency (gain) loss	(774)	76
Asset impairments	415	74,610
Non-cash interest expense	1,964	17,087
Equity in earnings	501	21
Deferred income taxes	9,295	40,347
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	17,711	33,664
Other receivables	3,345	10,890
Inventories	(18,522)	(6,611)
Prepaid expenses and other current assets	(8,361)	(8,437)
Other assets	(1,775)	(1,916)
Accounts payable	(9,646)	(4,959)
Accrued liabilities and other long-term liabilities	(16,608)	(11,875)
Income taxes payable	(9,916)	(13,675)

Net cash (used in) provided by operating activities	(17,682)	71,968

Cash flows from investing activities:
Capital expenditures	(34,329)	(33,930)
Business acquisitions, net of acquired cash	(9,117)	(5,578)

Net cash used in investing activities	(43,446)	(39,508)

Cash flows from financing activities:
Borrowings on lines of credit	8,464	9,929
Payments on lines of credit	(12,326)	(28,031)
Borrowings on long-term debt	91,977	270,475
Payments on long-term debt	(47,356)	(257,392)
Payments of debt issuance costs	—	(6,308)
Stock option exercises and employee stock purchases	779	3,074

Net cash provided by (used in) financing activities	41,538	(8,253)
Effect of exchange rate changes on cash	(10,986)	(6,208)

Net (decrease) increase in cash and cash equivalents	(30,576)	17,999
Cash and cash equivalents, beginning of period	109,753	120,593

Cash and cash equivalents, end of period	$79,177	$138,592

Supplementary cash flow information:
Cash paid during the period for:
Interest	$26,558	$17,834

Income taxes	$14,002	$14,144

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

Quiksilver, Inc. and its subsidiaries (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three and six months ended April 30, 2012 and 2011. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2011 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance was adopted by the Company on February 1, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below sets forth the reconciliation of the denominator of each net loss per share calculation:

	Three months ended April 30,		Six months ended April 30,
In thousands	2012	2011	2012	2011
Shares used in computing basic net loss per share	163,953	162,268	163,655	161,879
Dilutive effect of stock options and restricted stock(1)	—	—	—	—
Dilutive effect of stock warrants(1)	—	—	—	—

Shares used in computing diluted net loss per share	163,953	162,268	163,655	161,879

(1)

For the three months ended April 30, 2012 and 2011, the shares used in computing diluted net loss per share do not include 4,080,000 and 5,021,000, respectively, of dilutive stock options and shares of restricted stock, nor 14,321,000 and 14,748,000, respectively, of dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the three months ended April 30, 2012 and 2011, additional stock options outstanding of 10,264,000 and 11,092,000, respectively, and additional warrant shares outstanding of 11,333,000 and 10,906,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method. For the six months ended April 30, 2012 and 2011, the shares used in computing diluted net loss per share do not include 3,979,000 and 5,272,000, respectively, of dilutive stock options and shares of restricted stock, nor 13,349,000 and 15,138,000, respectively, of dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the six months ended April 30, 2012 and 2011, additional stock options outstanding of 10,556,000 and 10,983,000, respectively, and additional warrant shares outstanding of 12,305,000 and 10,516,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity related to performance based options and performance based restricted stock units for the six months ended April 30, 2012 is as follows:

	Performance Options	Performance Restricted Stock Units
Non-vested, October 31, 2011	936,000	7,520,000
Granted	—	—
Vested	—	—
Canceled	—	(590,625)

Non-vested, April 30, 2012	936,000	6,929,375

As of April 30, 2012, the Company had approximately $2.2 million and $11.7 million of unrecognized compensation expense, net of estimated forfeitures, related to the performance options and the performance restricted stock units, respectively. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 3.3 years and 0.8 years, respectively.

For non-performance based options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Expected forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the United States Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the six months ended April 30, 2012 and 2011, options were valued assuming a risk-free interest rate of 1.3% and 2.0%, respectively, volatility of 76.0% and 82.4%, respectively, zero dividend yield, and an expected life of 7.1 and 5.3 years, respectively. The weighted average fair value of options granted was $3.10 and $3.42 for the six months ended April 30, 2012 and 2011, respectively. The Company records stock compensation expense, for non-performance based options, using the graded vested method over the vesting period, which is generally three years. As of April 30, 2012, the Company had approximately $3.4 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.7 years.

Changes in shares under option, excluding performance based options, for the six months ended April 30, 2012 are as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2011	13,399,381	$4.40
Granted	175,000	4.41
Exercised	(101,332)	2.17		$151
Canceled	(675,801)	3.65

Outstanding, April 30, 2012	12,797,248	$4.46	5.5	$7,499

Options exercisable, April 30, 2012	7,117,586	$5.31	4.0	$3,258

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in non-vested shares under option, excluding performance based options, for the six months ended April 30, 2012 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested, October 31, 2011	7,356,508	$1.81
Granted	175,000	3.10
Vested	(1,816,673)	2.19
Canceled	(35,173)	1.55

Non-vested, April 30, 2012	5,679,662	$1.72

In March 2007, the Company’s stockholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests from three to five years. In March 2010, the Company’s stockholders approved a grant of 3,000,000 shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, 2,400,000 shares have already vested with the remaining 600,000 shares to vest in April 2013. In March 2011 and 2010, the Company’s stockholders approved an amendment to the 2000 Stock Incentive Plan that increased the maximum number of total shares and the maximum number of restricted shares issuable under the plan by 10,000,000 shares and 300,000 shares, respectively.

Changes in restricted stock for the six months ended April 30, 2012 are as follows:

Shares
Outstanding, October 31, 2011	1,911,669
Granted	105,000
Vested	(866,668)
Forfeited	(60,000)

Outstanding, April 30, 2012	1,090,001

Compensation expense for restricted stock is determined using the intrinsic value method and expected forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. As of April 30, 2012, the Company had approximately $1.1 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.2 years.

4.	Inventories

Inventories consist of the following:

In thousands	April 30, 2012	October 31, 2011
Raw materials	$7,132	$9,130
Work in-process	966	2,647
Finished goods	350,817	335,980

	$358,915	$347,757

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	April 30, 2012			October 31, 2011
In thousands	Gross Amount	Amortization	Net Book Value	Gross Amount	Amortization	Net Book Value
Amortizable trademarks	$20,082	$(10,283)	$9,799	$20,174	$(9,782)	$10,392
Amortizable licenses	14,070	(13,249)	821	14,380	(12,822)	1,558
Other amortizable intangibles	8,057	(5,240)	2,817	9,029	(5,987)	3,042
Non-amortizable trademarks	123,775	—	123,775	123,151	—	123,151

	$165,984	$(28,772)	$137,212	$166,734	$(28,591)	$138,143

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the six months ended April 30, 2012 and 2011 was $1.6 million and $1.5 million, respectively. Annual amortization expense is estimated to be approximately $2.9 million in the fiscal year ending October 31, 2012, approximately $2.0 million in the fiscal year ending October 31, 2013, and approximately $1.5 million in the fiscal years ending October 31, 2014 through 2017.

Goodwill related to the Company’s operating segments is as follows:

In thousands	April 30, 2012	October 31, 2011
Americas	$76,146	$76,048
Europe	185,987	186,334
Asia/Pacific	6,207	6,207

	$268,340	$268,589

Goodwill decreased approximately $0.2 million during the six months ended April 30, 2012. Goodwill increased by $0.1 million in the Americas segment as a result of the effect of changes in foreign currency exchange rates and decreased by $0.3 million in the European segment as a result of a decrease of $7.8 million due to the effect of changes in foreign currency exchange rates, partially offset by an increase to goodwill of $7.5 million related to acquisitions.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

In thousands	April 30, 2012	October 31, 2011
Foreign currency translation adjustment	$92,179	$124,230
Gain (loss) on cash flow hedges	2,917	(8,103)

	$95,096	$116,127

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the United States, Canada and Latin America. The European segment includes revenues primarily from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 2% of the Company’s net revenues for the six months ended April 30, 2012 and 2011.

Information related to the Company’s operating segments is as follows:

In thousands	Three Months Ended April 30,
	2012	2011
Revenues, net:
Americas	$220,975	$210,669
Europe	195,554	206,941
Asia/Pacific	74,026	58,140
Corporate operations	1,658	2,343

	$492,213	$478,093

Gross profit:
Americas	$97,709	$103,501
Europe	108,997	128,332
Asia/Pacific	35,963	30,862
Corporate operations	(520)	(526)

	$242,149	$262,169

SG&A expense:
Americas	$88,407	$85,139
Europe	83,202	84,569
Asia/Pacific	40,002	37,817
Corporate operations	12,399	9,223

	$224,010	$216,748

Asset impairments:
Americas	$415	$465
Europe	—	—
Asia/Pacific	—	74,145
Corporate operations	—	—

	$415	$74,610

Operating income (loss):
Americas	$8,887	$17,897
Europe	25,795	43,763
Asia/Pacific	(4,039)	(81,100)
Corporate operations	(12,919)	(9,749)

	$17,724	$(29,189)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In thousands	Six Months Ended April 30,
	2012	2011
Revenues, net:
Americas	$426,383	$404,459
Europe	364,428	372,140
Asia/Pacific	148,619	125,141
Corporate operations	2,404	2,803

	$941,834	$904,543

Gross profit:
Americas	$185,637	$192,967
Europe	210,769	225,632
Asia/Pacific	74,103	67,495
Corporate operations	(410)	(455)

	$470,099	$485,639

SG&A expense:
Americas	$177,888	$168,133
Europe	169,298	164,986
Asia/Pacific	77,241	72,647
Corporate operations	29,998	21,418

	$454,425	$427,184

Asset impairments:
Americas	$415	$465
Europe	—	—
Asia/Pacific	—	74,145
Corporate operations	—	—

	$415	$74,610

Operating income (loss):
Americas	$7,334	$24,369
Europe	41,471	60,646
Asia/Pacific	(3,138)	(79,297)
Corporate operations	(30,408)	(21,873)

	$15,259	$(16,155)

	April 30, 2012	October 31, 2011
Identifiable assets:
Americas	$549,466	$577,643
Europe	737,858	750,378
Asia/Pacific	211,797	231,879
Corporate operations	197,320	204,323

	$1,696,441	$1,764,223

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in US dollars. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses various foreign currency exchange contracts and intercompany loans.

The Company accounts for all of its cash flow hedges under ASC 815, “Derivatives and Hedging,” which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with ASC 815, the Company designates forward contracts as cash flow hedges of forecasted purchases of commodities.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of April 30, 2012, the Company was hedging forecasted transactions expected to occur through October 2013. Assuming April 30, 2012 exchange rates remain constant, $2.9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 18 months.

For the six months ended April 30, 2012 and 2011, the effective portions of gains and losses on derivative instruments in the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) were as follows:

	Six Months Ended April 30,
	2012	2011
In thousands	Amount		Location
Gain (loss) recognized in OCI on derivatives	$14,949	$(31,896)	Other comprehensive income
(Loss) gain reclassified from accumulated OCI into income	$(2,174)	$1,206	Cost of goods sold
Loss reclassified from accumulated OCI into income	$—	$(1,033)	Interest expense
(Loss) gain reclassified from accumulated OCI into income	$(203)	$277	Foreign currency gain
Loss recognized in income on derivatives	$(132)	$—	Foreign currency gain

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of non-performance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.

As of April 30, 2012, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and future cash receipts:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$312,080	May 2012 – Oct 2013	$8,351
Swiss francs	Accounts receivable	5,075	May 2012 – Oct 2012	(218)
British pounds	Accounts receivable	31,715	May 2012 – Oct 2013	(529)

		$348,870		$7,604

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as US Treasury securities.

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets:

	Fair Value Measurements Using			Assets (Liabilities)
In thousands	Level 1	Level 2	Level 3	at Fair Value
	April 30, 2012
Derivative assets:
Other receivables	$—	$8,209	$—	$8,209
Other assets	—	3,098	—	3,098
Derivative liabilities:
Accrued liabilities	—	(3,690)	—	(3,690)
Other long-term liabilities	—	(13)	—	(13)

Total fair value	$—	$7,604	$—	$7,604

	Fair Value Measurements Using			Assets (Liabilities)
In thousands	Level 1	Level 2	Level 3	at Fair Value
	October 31, 2011
Derivative assets:
Other receivables	$—	$1,031	$—	$1,031
Other assets	—	1,610	—	1,610
Derivative liabilities:
Accrued liabilities	—	(12,297)	—	(12,297)
Other long-term liabilities	—	(688)	—	(688)

Total fair value	$—	$(10,344)	$—	$(10,344)

9.	Litigation, Indemnities and Guarantees

The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition, results of operations or cash flows.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of April 30, 2012, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Income Taxes

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of April 30, 2012, the Company continued to maintain a full valuation allowance against its net deferred tax assets in the United States as well as certain jurisdictions in its Asia/Pacific segment. As a result of the valuation allowances recorded in the United States and certain jurisdictions in the Asia/Pacific segment, no tax benefits have been recognized for losses incurred in those tax jurisdictions.

On April 30, 2012, the Company’s liability for uncertain tax positions was approximately $10.9 million resulting from unrecognized tax benefits, excluding interest and penalties. During the six months ended April 30, 2012, the Company increased its liability for uncertain tax positions, exclusive of interest and penalties, by $0.5 million.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $9.3 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

11.	Restructuring Charges

In connection with its cost reduction efforts, the Company formulated the Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The 2011 Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the six months ended April 30, 2012, the Company recorded $1.7 million in severance charges and $0.2 million in lease loss charges under the 2011 Plan as well as an additional $1.9 million in severance charges outside the scope of the 2011 Plan. The Company continues to evaluate its facilities, as well as its overall cost structure, and may incur future charges under the 2011 Plan.

Activity and liability balances recorded as part of the 2011 Plan are as follows:

In thousands	Workforce	Facility & Other	Total
Balance, November 1, 2010	$—	$—	$—
Charged to expense	1,389	6,649	8,038
Cash payments	(313)	(417)	(730)

Balance, October 31, 2011	$1,076	$6,232	$7,308

Charged to expense	1,698	202	1,900
Cash payments	(1,389)	(761)	(2,150)

Balance, April 30, 2012	$1,385	$5,673	$7,058

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Debt

A summary of lines of credit and long-term debt is as follows:

In thousands	April 30, 2012	October 31, 2011
Asia/Pacific short-term lines of credit	$13,517	$18,335
Americas credit facility	50,255	21,042
Americas long-term debt	17,000	18,500
European credit facilities	19,478	2,306
Americas senior notes	400,000	400,000
European senior notes	265,041	282,925
Capital lease obligations and other borrowings	3,982	4,578

	$769,273	$747,686

As of April 30, 2012, the Company’s credit facilities allowed for total maximum cash borrowings and letters of credit of $362.5 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $83.3 million of borrowings drawn on these credit facilities as of April 30, 2012, and letters of credit issued at that time totaled $65.8 million. The amount of availability for additional borrowings under these facilities as of April 30, 2012 was $134.1 million, $52.1 million of which could also be used for letters of credit in the United States. In addition to the $134.1 million of additional availability for borrowings, the Company also had $79.4 million in additional capacity for letters of credit in Europe and Asia/Pacific as of April 30, 2012. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is currently in compliance with such covenants.

In December 2010, Boardriders SA, a wholly owned subsidiary of the Company, issued €200 million (approximately $265 million at the date of issuance) in senior notes (“European Senior Notes”), which bear a coupon interest rate of 8.875% and are due December 15, 2017. The Company used the proceeds from the European Senior Notes to repay its then existing European term loans and to pay related fees and expenses. As a result, the Company recognized non-cash, non-operating charges during the six months ended April 30, 2011 of approximately $13.7 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans.

The estimated fair values of the Company’s lines of credit and long-term debt are as follows:

In thousands	April 30, 2012
	Carrying Amount	Fair Value
Lines of credit	$13,517	$13,517
Long-term debt	755,756	766,713

	$769,273	$780,230

The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded Senior Notes, the trading price of the Company’s European Senior Notes and the carrying values of the Company’s other debt obligations. For the Company’s Senior Notes and European Senior Notes, the fair value is classified as a Level 1 measurement as the values are based on quoted market prices in active exchange markets.

The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s non-financial instruments, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable, non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering both Level 2 and Level 3 valuation inputs.

13.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered senior notes. Obligations under the Company’s senior notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations for the three and six months ended April 30, 2012 and 2011, the financial position as of April 30 2012 and October 31, 2011, and cash flows for the three and six month periods ended April 30, 2012 and 2011 of Quiksilver Inc., its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2012, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended April 30, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$120	$185,686	$328,589	$(22,182)	$492,213
Cost of goods sold	—	109,044	155,662	(14,642)	250,064

Gross profit	120	76,642	172,927	(7,540)	242,149
Selling, general and administrative expense	12,869	74,934	144,422	(8,215)	224,010
Asset impairments	—	415	—	—	415

Operating (loss) income	(12,749)	1,293	28,505	675	17,724
Interest expense	7,239	1,391	6,955	—	15,585
Foreign currency loss (gain)	13	212	(834)	—	(609)
Equity in earnings and other income	(14,881)	—	—	14,881	—

(Loss) income before provision for income taxes	(5,120)	(310)	22,384	(14,206)	2,748
Provision for income taxes	—	216	6,939	—	7,155

Net (loss) income	(5,120)	(526)	15,445	(14,206)	(4,407)
Less: net (income) loss attributable to non-controlling interest	—	(805)	92	—	(713)

Net (loss) income attributable to Quiksilver, Inc.	$(5,120)	$(1,331)	$15,537	$(14,206)	$(5,120)

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended April 30, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$236	$357,063	$633,616	$(49,081)	$941,834
Cost of goods sold	—	214,250	291,845	(34,360)	471,735

Gross profit	236	142,813	341,771	(14,721)	470,099
Selling, general and administrative expense	29,785	152,431	287,467	(15,258)	454,425
Asset impairments	—	415	—	—	415

Operating (loss) income	(29,549)	(10,033)	54,304	537	15,259
Interest expense	14,479	2,685	13,466	—	30,630
Foreign currency (gain) loss	(113)	9	(2,355)	—	(2,459)
Equity in earnings and other income	(16,190)	—	—	16,190	—

(Loss) income before provision for income taxes	(27,725)	(12,727)	43,193	(15,653)	(12,912)
Provision for income taxes	—	432	11,973	—	12,405

Net (loss) income	(27,725)	(13,159)	31,220	(15,653)	(25,317)
Less: net income attributable to non-controlling interest	—	(2,121)	(287)	—	(2,408)

Net (loss) income attributable to Quiksilver, Inc.	$(27,725)	$(15,280)	$30,933	$(15,653)	$(27,725)

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At April 30, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$23	$1,933	$77,221	$—	$79,177
Trade accounts receivable, net	—	126,304	244,670	—	370,974
Other receivables	3	5,024	21,223	—	26,250
Inventories	—	129,058	230,652	(795)	358,915
Deferred income taxes, short-term	—	(1,182)	18,934	—	17,752
Prepaid expenses and other current assets	2,487	10,676	18,534	—	31,697

Total current assets	2,513	271,813	611,234	(795)	884,765
Fixed assets, net	17,983	69,831	152,610	—	240,424
Intangible assets, net	3,056	48,313	85,843	—	137,212
Goodwill	—	112,216	156,124	—	268,340
Other assets	3,598	3,581	47,769	—	54,948
Deferred income taxes, long-term	—	(16,682)	127,434	—	110,752
Investment in subsidiaries	1,076,814	—	—	(1,076,814)	—

Total assets	$1,103,964	$489,072	$1,181,014	$(1,077,609)	$1,696,441

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$13,517	$—	$13,517
Accounts payable	2,779	86,378	101,490	—	190,647
Accrued liabilities	4,308	26,134	78,328	—	108,770
Long-term debt, current portion	—	3,000	19,840	—	22,840
Income taxes payable	—	(5,818)	8,886	—	3,068
Intercompany balances	122,356	(76,339)	(46,017)	—	—

Total current liabilities	129,443	33,355	176,044	—	338,842
Long-term debt, net of current portion	400,000	64,255	268,661	—	732,916
Other long-term liabilities	—	21,227	12,563	—	33,790

Total liabilities	529,443	118,837	457,268	—	1,105,548
Stockholders’/invested equity	574,521	355,914	721,695	(1,077,609)	574,521
Non-controlling interest	—	14,321	2,051	—	16,372

Total liabilities and equity	$1,103,964	$489,072	$1,181,014	$(1,077,609)	$1,696,441

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At October 31, 2011

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17	$1,331	$108,405	$—	$109,753
Trade accounts receivable, net	—	150,782	246,307	—	397,089
Other receivables	122	5,918	17,150	—	23,190
Income taxes receivable	—	21,338	(17,073)	—	4,265
Inventories	—	115,456	234,266	(1,965)	347,757
Deferred income taxes, current portion	—	(1,182)	33,990	—	32,808
Prepaid expenses and other current assets	2,378	8,525	14,526	—	25,429

Total current assets	2,517	302,168	637,571	(1,965)	940,291
Fixed assets, net	17,602	64,943	155,562	—	238,107
Intangible assets, net	3,007	48,743	86,393	—	138,143
Goodwill	—	112,216	156,373	—	268,589
Other assets	4,457	3,936	47,421	—	55,814
Deferred income taxes, long-term	—	(16,682)	139,961	—	123,279
Investment in subsidiaries	1,082,427	—	—	(1,082,427)	—

Total assets	$1,110,010	$515,324	$1,223,281	$(1,084,392)	$1,764,223

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$18,335	$—	$18,335
Accounts payable	2,510	88,280	112,233	—	203,023
Accrued liabilities	6,673	30,088	96,183	—	132,944
Long-term debt, current portion	—	3,000	1,628	—	4,628
Intercompany balances	90,729	(44,001)	(46,728)	—	—

Total current liabilities	99,912	77,367	181,651	—	358,930
Long-term debt, net of current portion	400,000	36,542	288,181	—	724,723
Other long-term liabilities	—	41,219	16,729	—	57,948

Total liabilities	499,912	155,128	486,561	—	1,141,601
Stockholders’/invested equity	610,098	347,995	736,397	(1,084,392)	610,098
Non-controlling interest	—	12,201	323	—	12,524

Total liabilities and equity	$1,110,010	$515,324	$1,223,281	$(1,084,392)	$1,764,223

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended April 30, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(27,725)	$(13,159)	$31,220	$(15,653)	$(25,317)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,138	9,082	16,905	—	27,125
Stock-based compensation	12,400	—	—	—	12,400
Provision for doubtful accounts	—	(1,416)	1,835	—	419
Asset impairments	—	310	105	—	415
Equity in earnings	(16,190)	—	501	16,190	501
Non-cash interest expense	732	888	344	—	1,964
Deferred income taxes	—	—	9,295	—	9,295
Other adjustments to reconcile net (loss) income	(138)	12	(586)	—	(712)
Changes in operating assets and liabilities:
Trade accounts receivable	—	25,895	(8,184)	—	17,711
Inventories	—	(14,290)	(3,695)	(537)	(18,522)
Other operating assets and liabilities	(1,825)	(11,645)	(29,491)	—	(42,961)

Net cash (used in) provided by operating activities	(31,608)	(4,323)	18,249	—	(17,682)

Cash flows from investing activities:
Capital expenditures	(1,559)	(14,094)	(18,676)	—	(34,329)
Business acquisitions, net of cash acquired	—	—	(9,117)	—	(9,117)

Net cash used in investing activities	(1,559)	(14,094)	(27,793)	—	(43,446)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	8,464	—	8,464
Payments on lines of credit	—	—	(12,326)	—	(12,326)
Borrowings on long-term debt	—	62,500	29,477	—	91,977
Payments on long-term debt	—	(35,256)	(12,100)	—	(47,356)
Stock option exercises and employee stock purchases	779	—	—	—	779
Intercompany	32,394	(8,225)	(24,169)	—	—

Net cash provided by (used in) financing activities	33,173	19,019	(10,654)	—	41,538

Effect of exchange rate changes on cash	—	—	(10,986)	—	(10,986)

Net increase (decrease) in cash and cash equivalents	6	602	(31,184)	—	(30,576)
Cash and cash equivalents, beginning of period	17	1,331	108,405	—	109,753

Cash and cash equivalents, end of period	$23	$1,933	$77,221	$—	$79,177

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

Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2011 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of this Quarterly Report on Form 10-Q, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.

Over the past 42 years, Quiksilver has established itself as a global company representing the casual, youth lifestyle associated with boardriding sports. We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. Our product offerings expanded in the 1980s as we expanded our distribution channels. After going public in 1986 and purchasing the rights to the Quiksilver brand in the United States, we further expanded our product offerings and began to diversify. In 1991, we acquired the European licensee of Quiksilver and introduced Roxy, our surf brand for teenage girls. We also expanded demographically in the 1990s by adding products for boys, girls, toddlers and men, and we introduced our proprietary retail store concept that displays the heritage and products of Quiksilver and Roxy. In 2000, we acquired the international Quiksilver and Roxy trademarks, and in 2002, we acquired our licensees in Australia and Japan. In 2004, we acquired DC Shoes, Inc. to expand our presence in action sports inspired footwear.

We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. Our products are sold throughout the world, primarily in surf shops, skate shops, snow shops, specialty stores, and over the internet. We currently operate in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the United States, Canada and Latin America. Our European segment includes revenues primarily from Europe, the Middle East and Africa. Our Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees.

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

Results of Operations

The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended April 30,		Six Months Ended April 30,
Statements of Operations data	2012	2011	2012	2011
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	49.2	54.8	49.9	53.7
Selling, general and administrative expense	45.5	45.3	48.2	47.2
Asset impairments	0.1	15.6	0.0	8.2
Operating income (loss)	3.6	(6.1)	1.6	(1.8)

Interest expense	3.2	3.2	3.3	4.9
Foreign currency gain	(0.1)	(0.5)	(0.3)	(0.5)
Income (loss) before provision for income taxes	0.6	(8.8)	(1.4)	(6.2)

Other data

Adjusted EBITDA(1)	7.6%	13.0%	5.9%	10.2%

(1)

Adjusted EBITDA is defined as net income (loss) attributable to Quiksilver, Inc. before (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) attributable to Quiksilver, Inc. to Adjusted EBITDA:

In thousands	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Loss attributable to Quiksilver, Inc.	$(5,120)	$(83,325)	$(27,725)	$(99,593)
Provision for income taxes	7,155	39,690	12,405	40,941
Interest expense, net	15,585	15,096	30,630	44,064
Depreciation and amortization	14,163	13,470	27,125	27,470
Non-cash stock-based compensation expense	5,423	2,571	12,400	4,981
Non-cash asset impairments	415	74,610	415	74,610

Adjusted EBITDA	$37,621	$62,112	$55,250	$92,473

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Our total net revenues for the three months ended April 30, 2012 increased 3% to $492.2 million from $478.1 million in the comparable period of the prior year. In constant currency, net revenues increased 5% compared to the prior year. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related product lines for our Quiksilver, Roxy, DC and other brands, which primarily include Hawk, Lib Technologies and Gnu.

In order to better understand growth rates in our foreign operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Our European segment is translated into constant currency using euros and our Asia/Pacific segment is translated into constant currency using Australian dollars as these are the primary functional currencies of each operating segment. As such, this methodology does not account for movements in individual currencies within a segment (for example, non-euro currencies within our European segment and Japanese yen within our Asia/Pacific segment). A constant currency translation methodology that accounts for movements in each individual currency could yield a different result compared to one using only euros and Australian dollars. The following table presents revenues by segment in both historical currency and constant currency for the three months ended April 30, 2012 and 2011:

In thousands
Historical currency (as reported)	Americas	Europe	Asia/Pacific	Corporate	Total
April 30, 2011	$210,669	$206,941	$58,140	$2,343	$478,093
April 30, 2012	220,975	195,554	74,026	1,658	492,213
Percentage increase (decrease)	5%	(6)%	27%		3%

Constant currency (current year exchange rates)

April 30, 2011	210,669	194,729	59,788	2,343	467,529
April 30, 2012	220,975	195,554	74,026	1,658	492,213
Percentage increase	5%	0%	24%		5%

Net revenues in the Americas segment increased 5% to $221.0 million for the three months ended April 30, 2012 from $210.7 million in the comparable period of the prior year, while European segment net revenues decreased 6% to $195.6 million from $206.9 million and Asia/Pacific segment net revenues increased 27% to $74.0 million from $58.1 million for those same periods. In constant currency, European segment net revenues increased slightly and Asia/Pacific segment net revenues increased 24%. The increase in Asia/Pacific net revenues was primarily driven by improved performance in Japan, where net revenues in the three months ended April 30, 2011 were significantly impacted by the earthquake and related tsunamis in the region.

On a consolidated basis in constant currency, net revenues in our wholesale distribution channel increased 2% for the three months ended April 30, 2012 compared to the three months ended April 30, 2011, while retail channel net revenues increased 9% and e-commerce channel net revenues increased 131% for those same periods. The increase in e-commerce channel net revenues resulted from both organic, continuing growth on pre-existing platforms, as well as sales from new websites.

On a consolidated basis in constant currency, net revenues for our Quiksilver brand increased 4% for the three months ended April 30, 2012 compared to the three months ended April 30, 2011, while Roxy brand net revenues increased 5% and DC brand net revenues increased 13% for those same periods. Fluctuations in quarterly brand revenues are highly dependent on the timing of shipments, replenishments of inventory in the retail channel and special order sales, and therefore, are not necessarily indicative of longer trends.

Our consolidated gross profit margin for the three months ended April 30, 2012 decreased to 49.2% from 54.8% in the comparable period of the prior year. The gross profit in the Americas segment decreased to 44.2% from 49.1%, our European segment gross profit margin decreased to 55.7% from 62.0%, and our Asia/Pacific segment gross profit margin decreased to 48.6% from 53.1% for those same periods. The decrease in our consolidated gross profit margin was primarily the result of higher levels of clearance business, the timing of certain royalties, higher input costs and the impact of fluctuations in foreign currency exchange rates. These factors also, in various degrees, had an impact on each segment’s gross margin.

Our consolidated selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2012 increased 3% to $224.0 million from $216.7 million in the comparable period of the prior year. SG&A increased 5% in constant currency. The increase in our consolidated SG&A was primarily due to additional fulfillment costs in support of higher revenues and increased expenses in our growing e-commerce business. Our SG&A also increased due to an additional $2.9 million of non-cash stock-based compensation expense recorded in the three months ended April 30, 2012 compared to the three months ended April 30, 2011. These increases in SG&A were partially offset by a modest reduction in our marketing expenses. As a percentage of revenues, our consolidated SG&A increased slightly to 45.5% for the three months ended April 30, 2012 from 45.3% for the three months ended April 30, 2011.

Asset impairment charges for the three months ended April 30, 2012 were $0.4 million, compared to $74.6 million in the comparable period of the prior year. For the three months ended April 30, 2011, these charges primarily consisted of a $74.1 million goodwill impairment charge recorded in our Asia/Pacific segment.

Interest expense for the three months ended April 30, 2012 increased 3% to $15.6 million from $15.1 million in the comparable period of the prior year as a result of the increase in our total outstanding debt of approximately $36.4 million from April 30, 2011 to April 30, 2012.

Our foreign currency gain amounted to $0.6 million for the three months ended April 30, 2012 compared to $2.3 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency exchange effect of certain US dollar denominated liabilities of our foreign subsidiaries.

Our income tax expense for the three months ended April 30, 2012 was $7.2 million compared to $39.7 million in the comparable period of the prior year. During the three months ended April 30, 2011 we increased tax expense to establish a valuation allowance against deferred tax assets in our Asia/Pacific segment. As a result of this valuation allowance, and the valuation allowance previously established in the United States, no tax benefits were recognized for losses in those tax jurisdictions.

Our net loss for the three months ended April 30, 2012 was $5.1 million or $0.03 per share on a diluted basis, compared to $83.3 million, or $0.51 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA decreased to $37.6 million from $62.1 million for those same periods.

Six Months Ended April 30, 2012 Compared to Six Months Ended April 30, 2011

Our total net revenues for the six months ended April 30, 2012 increased 4% to $941.8 million from $904.5 million in the comparable period of the prior year. Net revenues increased 5% in constant currency.

The following table presents revenues by segment in both historical currency and constant currency for the six months ended April 30, 2012 and 2011:

In thousands
Historical currency (as reported)	Americas	Europe	Asia/Pacific	Corporate	Total
April 30, 2011	$404,459	$372,140	$125,141	$2,803	$904,543
April 30, 2012	426,383	364,428	148,619	2,404	941,834
Percentage increase (decrease)	5%	(2)%	19%		4%

Constant currency (current year exchange rates)

April 30, 2011	404,459	357,418	128,677	2,803	893,358
April 30, 2012	426,383	364,428	148,619	2,404	941,834
Percentage increase	5%	2%	15%		5%

Net revenues in the Americas segment increased 5% to $426.4 million for the six months ended April 30, 2012 from $404.5 million in the comparable period of the prior year, while European segment revenues decreased 2% to $364.4 million from $372.1 million and Asia/Pacific segment revenues increased 19% to $148.6 million from $125.1 million for those same periods. In constant currency, European segment net revenues increased 2% and Asia/Pacific segment net revenues increased 15%. The increase in Asia/Pacific net revenues was primarily driven by improved performance in Japan, where net revenues in the six months ended April 30, 2011 were significantly impacted by the earthquake and related tsunamis in the region.

On a consolidated basis in constant currency, net revenues in our wholesale distribution channel increased 1% for the six months ended April 30, 2012 compared to the six months ended April 30, 2011, while retail channel net revenues increased 8% and e-commerce channel net revenues increased 132% for those same periods. The increase in e-commerce channel net revenues resulted from both organic, continuing growth on pre-existing platforms, as well as sales from new websites.

On a consolidated basis in constant currency, net revenues for our Quiksilver brand increased 6% for the six months ended April 30, 2012 compared to the six months ended April 30, 2011, while Roxy brand net revenues increased 5% and DC brand net revenues increased 6% for those same periods.

Our consolidated gross profit margin for the six months ended April 30, 2012 decreased to 49.9% from 53.7% in the comparable period of the prior year. The gross profit margin in the Americas segment decreased to 43.5% from 47.7%, while our European segment gross profit margin decreased to 57.8% from 60.6%, and our Asia/Pacific segment gross profit margin decreased to 49.9% from 53.9% for those same periods. The decrease in our consolidated gross profit margin was primarily the result of higher levels of clearance business, the timing of certain royalties, higher input costs and the impact of fluctuations in foreign currency exchange rates. These factors also, in various degrees, had an impact on each segment’s gross margin.

Our SG&A for the six months ended April 30, 2012 increased 6% to $454.4 million from $427.2 million in the comparable period of the prior year. SG&A increased 7% in constant currency. The increase in our consolidated SG&A was primarily due to additional fulfillment costs in support of higher revenues and increased expenses in our growing e-commerce business. Our SG&A also increased due to an additional $7.4 million of non-cash stock-based compensation expense recorded in the six months ended April 30, 2012 compared to the six months ended April 30, 2011. These increases in SG&A were partially offset by a modest reduction in our marketing expenses. As a percentage of revenues, our consolidated SG&A increased to 48.2% for the six months ended April 30, 2012 from 47.2% for the six months ended April 30, 2011.

Asset impairment charges for the six months ended April 30, 2012 were $0.4 million, compared to $74.6 million in the comparable period of the prior year. For the six months ended April 30, 2011, these charges primarily consisted of a $74.1 million goodwill impairment charge recorded in our Asia/Pacific segment.

Interest expense for the six months ended April 30, 2012 decreased to $30.6 million from $44.1 million in the comparable period of the prior year, primarily due to the inclusion in the prior year of approximately $13.7 million to write-off the deferred debt issuance costs associated with our European term loans that were paid off during the prior year upon the issuance of our European senior notes.

Our foreign currency gain amounted to $2.5 million for the six months ended April 30, 2012 compared to $4.4 million in the comparable period of the prior year. The current year gain resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries and, to a lesser extent, US dollar denominated liabilities of our foreign subsidiaries.

Our income tax expense for the six months ended April 30, 2012 was $12.4 million compared to $40.9 million for the six months ended April 30, 2011. During the six months ended April 30, 2011 we increased tax expense to establish a valuation allowance against deferred tax assets in our Asia/Pacific segment. As a result of this valuation allowance, and the valuation allowance previously established in the United States, no tax benefits were recognized for losses in those tax jurisdictions.

Our net loss for the six months ended April 30, 2012 was $27.7 million, or $0.17 per share on a diluted basis, compared to $99.6 million, or $0.62 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA decreased to $55.3 million from $92.5 million for those same periods.

Financial Position, Capital Resources and Liquidity

In 2005, we issued $400 million of unsecured senior notes. In December 2010, we issued €200 million (approximately $265 million at issuance) in additional unsecured senior notes to repay our then existing European term loans. The 2010 transaction extended virtually all of our short-term maturities to a long-term basis. We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets.

As of April 30, 2012, we had a total of approximately $769.3 million of indebtedness compared to a total of approximately $747.7 million of indebtedness at October 31, 2011.

Cash Flows

Operating activities used cash of $17.7 million in the six months ended April 30, 2012 compared to cash provided of $72.0 million in the six months ended April 30, 2011. This $89.7 million decrease in cash provided was primarily due to decreases in cash provided by our net loss adjusted for other non-cash charges of $48.8 million and increases in cash used for working capital of $40.9 million.

Capital expenditures totaled $34.3 million for the six months ended April 30, 2012, compared to $33.9 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer and warehouse equipment, including our new global enterprise-wide reporting system.

During the six months ended April 30, 2012, net cash provided by financing activities totaled $41.5 million, compared to cash used of $8.3 million in the comparable period of the prior year. Net cash provided primarily resulted from net borrowings on our existing credit facilities.

The net decrease in cash and cash equivalents for the six months ended April 30, 2012 was $30.6 million compared to a net increase of $18.0 million in the comparable period of the prior year. Cash and cash equivalents totaled $79.2 million at April 30, 2012 compared to $109.8 million at October 31, 2011, while working capital was $545.9 million at April 30, 2012 compared to $581.4 million at October 31, 2011.

Trade Accounts Receivable and Inventories

Our trade accounts receivable decreased 7% to $371.0 million at April 30, 2012 from $397.1 million at October 31, 2011. Accounts receivable in our Americas segment decreased 11% to $181.5 million at April 30, 2012 from $204.8 million at October 31, 2011, European segment accounts receivable increased slightly to $148.7 million from $148.0 million and Asia/Pacific segment accounts receivable decreased 8% to $40.8 million from $44.3 million for those same periods. Compared to April 30, 2011 accounts receivable increased 17% in the Americas segment, decreased 3% in our European segment and increased 22% in our Asia/Pacific segment. In constant currency, consolidated trade accounts receivable increased 15% compared to April 30, 2011. The increase in consolidated trade accounts receivable was the result of higher revenues and an increase in our days sales outstanding. Included in accounts receivable at April 30, 2012 are approximately $29.1 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, are deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately 4 days at April 30, 2012 compared to April 30, 2011.

Consolidated inventories increased 3% to $358.9 million at April 30, 2012 from $347.8 million at October 31, 2011. Inventories in the Americas segment increased 8% to $166.9 million from $154.3 million at October 31, 2011, European segment inventories increased 4% to $120.9 million from $116.1 million and Asia/Pacific segment inventories decreased 8% to $71.1 million from $77.3 million. Compared to April 30, 2011, inventories increased 20% in the Americas segment, increased 45% in our European segment and increased 6% in our Asia/Pacific segment. In constant currency, our consolidated inventories increased 29% compared to April 30, 2011. The increase in consolidated inventories was primarily the result of higher input costs and the early receipt of goods in comparison to the prior year. Consolidated average annual inventory turnover was approximately 2.7 times at April 30, 2012 compared to approximately 3.0 times at April 30, 2011.

Income Taxes

During the six months ended April 30, 2012, our liability for uncertain tax positions, exclusive of interest and penalties, increased by $0.5 million to approximately $10.9 million. If our positions are favorably sustained by the relevant taxing authority, approximately $9.3 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.

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

Foreign Currency Translation

A significant portion of our revenues are generated in Europe, where we operate with the euro as our primary functional currency, and a smaller portion of our revenues are generated in Asia/Pacific, where we operate with the Australian dollar and Japanese yen as our primary functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and substantial portions of our European and Asia/Pacific product is sourced in US dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign currency exchange rates. Revenues and expenses that are denominated in foreign currencies are translated using the average exchange rate for the period. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity on which they reside are generally recognized currently in our statement of operations. Gains and losses from translation of foreign subsidiary financial statements into US dollars are included in accumulated other comprehensive income or loss.

Hedging

As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into various foreign currency exchange contracts generally in the form of forward contracts. We account for all of our cash flow hedges under ASC 815, “Derivatives and Hedging,” which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with ASC 815, we designate forward contracts as cash flow hedges of forecasted purchases of commodities. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

Foreign Currency and Derivatives

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into US dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported results and may distort comparisons from period to period. By way of example, when the US dollar strengthens compared to the euro, there is a negative effect on our reported results for our European segment because it takes more profits in euros to generate the same amount of profits in stronger US dollars. The opposite is also true. That is, when the US dollar weakens there is a positive effect on the translation of our reported results from our European segment. In addition, the statements of operations of our Asia/Pacific segment are translated from Australian dollars and Japanese yen into US dollars, and there is a negative effect on our reported results for our Asia/Pacific segment when the US dollar is stronger in comparison to the Australian dollar or Japanese yen.

European revenues increased 2% in euros during the six months ended April 30, 2012 compared to the six months ended April 30, 2011. As measured in US dollars and reported in our condensed consolidated statements of operations, European revenues decreased 2% as a result of a stronger US dollar versus the euro in comparison to the prior period.

Asia/Pacific revenues increased 15% in Australian dollars during the six months ended April 30, 2012 compared to the six months ended April 30, 2011. As measured in US dollars and reported in our condensed consolidated statements of operations, Asia/Pacific revenues increased 19% as a result of a stronger Australian dollar and Japanese yen versus the US dollar in comparison to the prior period.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of April 30, 2012.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except the change discussed under Change in Internal Control over Financial Reporting below.

Change in Internal Control over Financial Reporting

During the quarter ended April 30, 2012, we expanded the implementation of a new enterprise resource planning (“ERP”) system in our Americas region. The new ERP system was purchased from a leading internationally respected software provider of enterprise software solutions, SAP. The implementation of SAP represents a material change in our internal controls over financial reporting.

Management is reviewing and evaluating the design of key controls in SAP and the accuracy of the data conversion that is taking place during its implementation, and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting. Although management believes internal controls will be maintained or enhanced by SAP, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

PART II – OTHER INFORMATION

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

The apparel and footwear industries have historically been subject to substantial cyclical variations. Our financial performance has been, and may continue to be, negatively affected by unfavorable economic conditions. Continued or further recessionary economic conditions, uncertainty concerning the euro, unemployment in the Eurozone, or other macro-economic issues may have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel and footwear, like our products, tend to decline which may result in reduced orders from retailers for our products, order cancellations, and/or unanticipated discounts. A continuation of the general reduction in consumer discretionary spending in the domestic and international economies, as well as the impact of tight credit markets on us, our suppliers, other vendors or customers, could have a material adverse effect on our results of operations and financial condition.

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

As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our results of operations and financial condition.

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

In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. The cost of logistics and transportation has been increasing as well, and, if the price of oil continues to increase, and as there continues to be significant unrest in the Middle East, it is unlikely that such cost pressure will abate. An increase in our costs of goods may have a negative effect on our results of operations and financial condition.

Our business could be harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we frequently forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to satisfy customer demand, as well as damage to our reputation and customer relationships. A failure to accurately predict the level of demand for our products could cause a decline in revenue and adversely impact our results of operations and financial condition.

Labor disruptions at our suppliers, manufacturers, common carriers or ports may adversely affect our business.

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the timely and free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports, our common carriers, or at our suppliers or manufacturers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons, and could have an adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and an adverse impact on our results of operations and financial condition.

Difficulties in implementing our new global enterprise-wide reporting system could impact our ability to design, produce and ship our products on a timely basis.

We are in the process of implementing the SAP Apparel and Footwear Solution and other software systems as our core operational and financial system. The ongoing implementation of SAP is a key part of our continuing efforts to manage our business more effectively by eliminating redundancies and enhancing our overall cost structure and margin performance. Difficulties in implementing SAP, transitioning from other legacy systems, and integrating existing systems with SAP could impact our ability to design, produce and ship our products on a timely basis and could adversely impact our results of operations and financial condition.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our supply chain, and to ship products to customers and invoice them on a timely basis depends significantly on several key information systems. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem or breach.

In addition, hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks. Despite security measures that we and our third party vendors have in place, any breach of our or our third party service providers’ networks may result in the loss of valuable business data, our customers’ or employees’ personal information or a disruption of our business, which could give rise to unwanted media attention, damage our customer relationships and reputation and result in lost sales, fines or lawsuits. In addition, we must comply with increasingly complex regulatory standards enacted to protect this business and personal data. Any inability to maintain compliance with these regulatory standards could expose us to risks of litigation and liability, and adversely impact our results of operations and financial condition.

Changes in foreign currency exchange rates could affect our revenues and costs.

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from U.S. transactions that are not denominated in U.S. dollars and to the current volatility and uncertainty concerning the euro. If we are unsuccessful in hedging these potential losses, our operating results could be negatively impacted and our cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge such risks. If we misjudge these risks, there could be a material adverse effect on our results of operations and financial condition.

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

Our business could suffer if we lose key management or are unable to attract and retain the talent required for our business.

Our performance is significantly impacted by the efforts and abilities of our senior management team. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our business objectives. If we are unable to recruit and retain qualified management personnel in a timely manner our results of operations and financial condition could suffer.

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

We lease retail stores, office space, and distribution center facilities under operating leases, and if we terminate such leases prior to their contractual expiration, we could be liable for substantial payments for remaining lease liabilities.

We own a total of approximately 547 retail stores in a variety of formats. These stores, as well as various offices and distribution centers, operate in facilities leased under non-cancelable operating leases. We have, at times, closed stores prior to the termination of the related lease agreement. In such cases, we have paid the landlord the remaining amounts due under the lease agreement, or a mutually negotiated different amount. The amount of such payments is expensed upon executing the lease termination with the landlord. We may close additional stores prior to the termination of the related lease agreements. If we were to close additional stores we could be liable for substantial payments for the remaining lease liability for such early lease terminations. These payments could decrease our profitability, reduce our cash balances or amounts available under credit facilities, and thereby have an adverse effect on our business, our financial condition and our results of operations.

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

The continued threat of terrorism and associated heightened security measures and military actions in response to acts of terrorism has disrupted commerce and has intensified uncertainties in the U.S. and international economies. Any further acts of terrorism, a future war or a widespread natural disaster, such as the earthquake and resulting tsunami in Japan, may disrupt commerce, undermine consumer confidence and lead to a further downturn in the U.S. or international economies, which could negatively impact our revenues. Furthermore, an act of terrorism or war, or the threat thereof, or any natural disaster that results in unforeseen interruptions of commerce, could interfere with our ability to obtain products from our manufacturers, which could have a material adverse effect on our results of operations and financial condition.

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

We have obtained some U.S. and foreign trademarks, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. The loss of trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. We cannot be certain that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademark, patent or other proprietary rights.

We may be subject to claims that our products have infringed upon the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We cannot be certain that our products do not and will not infringe the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign, discontinue or rename some of our products to avoid future infringement liability. Any of the foregoing could have a material adverse effect on our results of operations and financial condition.

If we are unable to maintain our endorsements by professional athletes, our ability to market and sell our products may be harmed.

A key element of our marketing strategy has been to obtain endorsements from prominent athletes, which contribute to the authenticity and image of our brands. We believe that this strategy has been an effective means of gaining brand exposure worldwide and creating broad appeal for our products. We cannot be certain that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes to endorse our products. We also are subject to risks related to the selection of athletes whom we choose to endorse our products. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be effective. In any event, our inability to obtain endorsements from professional athletes could adversely affect our ability to market and sell our products, which could have a material adverse effect on our results of operations and financial condition.

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

The occurrence or consequences of any of these risks may restrict our ability to operate in the affected regions, which may harm our results of operations and financial condition.

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

In addition, as we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure our employees comply with these laws. If any of our overseas operations, or our employees or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business, results of operations and financial condition.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could adversely affect our business.

We are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting on an annual basis. This process requires us to document and test our internal controls over financial reporting. As a result, we have incurred and expect to continue to incur substantial expenses to test our financial controls and systems, and have been, and in the future may be, required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to make such improvements and to hire additional personnel. If our management is ever unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are ever identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business, our stock price and our ability to attract credit. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital, our results of operations and our financial condition.

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

In addition, the countries in which our products are manufactured or to which they are imported may from time to time impose additional new quotas, duties, tariffs, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports, or otherwise adversely modify existing restrictions. Adverse changes in these costs and restrictions could have a material adverse effect on our results of operations and financial condition.

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

The capacity of our manufacturers to manufacture our products also is dependent, in part, upon the availability of raw materials. Our manufacturers may experience shortages of raw materials, which could result in delays in deliveries of our products by our manufacturers or increased costs to us. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries or reductions in our prices and margins, any of which could harm our results of operations and financial condition.

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

Item 6. Exhibits

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2010).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

10.1	Employment Agreement between Craig Stevenson and Ug Manufacturing Co. Pty. Ltd. dated March 6, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 12, 2012). (1)

10.2	English Translation of Employment Agreement between Pierre Agnes and Pilot SAS dated March 6, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 12, 2012). (1)

10.3	English Translation of Corporate Mandate between Pierre Agnes and Pilot SAS dated March 6, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 12, 2012). (1)

10.4	Employment Agreement between Richard Shields and Quiksilver, Inc. entered into on April 11, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 27, 2012). (1)

10.5	Third Amendment to Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America, N.A., as an administrative and collateral agent, and the lender parties thereto dated February 1, 2012 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on March 9, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1) Management contract or compensatory plan.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

June 8, 2012	/s/ Richard Shields
Richard Shields
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)