Form 10-Q
period 2012-07-31
QUIKSILVER INC
filed 2012-09-10
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

September 3, 2012 was 165,926,795

QUIKSILVER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31,
In thousands, except per share amounts	2012	2011
Revenues, net	$512,439	$503,317
Cost of goods sold	258,951	248,199

Gross profit	253,488	255,118

Selling, general and administrative expense	225,788	221,172
Asset impairments	141	—

Operating income	27,559	33,946

Interest expense	14,834	15,663
Foreign currency gain	(2,242)	(1,456)

Income before provision for income taxes	14,967	19,739

Provision for income taxes	2,508	8,996

Net income	12,459	10,743
Net loss (income) attributable to non-controlling interest	151	(306)

Net income attributable to Quiksilver, Inc.	$12,610	$10,437

Net income per share attributable to Quiksilver, Inc.	$0.08	$0.06

Net income per share attributable to Quiksilver, Inc., assuming dilution	$0.07	$0.06

Weighted average common shares outstanding	164,518	162,822

Weighted average common shares outstanding, assuming dilution	173,899	183,488

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended July 31,
In thousands	2012	2011
Net income	$12,459	$10,743
Other comprehensive (loss) income:
Foreign currency translation adjustment	(34,141)	(6,603)
Net unrealized gain on derivative instruments, net of tax of $3,080 (2012) and $3,283 (2011)	6,021	6,483

Comprehensive (loss) income	(15,661)	10,623
Comprehensive loss (income) attributable to non-controlling interest	151	(306)

Comprehensive (loss) income attributable to Quiksilver, Inc.	$(15,510)	$10,317

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended July 31,
In thousands, except per share amounts	2012	2011
Revenues, net	$1,454,273	$1,407,860
Cost of goods sold	730,686	667,103

Gross profit	723,587	740,757

Selling, general and administrative expense	680,213	648,356
Asset impairments	556	74,610

Operating income	42,818	17,791

Interest expense	45,464	59,727
Foreign currency gain	(4,701)	(5,886)

Income (loss) before provision for income taxes	2,055	(36,050)

Provision for income taxes	14,913	49,937

Net loss	(12,858)	(85,987)
Net income attributable to non-controlling interest	(2,257)	(3,169)

Net loss attributable to Quiksilver, Inc.	$(15,115)	$(89,156)

Net loss per share attributable to Quiksilver, Inc.	$(0.09)	$(0.55)

Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.09)	$(0.55)

Weighted average common shares outstanding	163,930	162,198

Weighted average common shares outstanding, assuming dilution	163,930	162,198

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine months ended July 31,
In thousands	2012	2011
Net loss	$(12,858)	$(85,987)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(66,192)	21,092
Net unrealized gain (loss) on derivative instruments, net of tax of $9,388 (2012) and $(7,616) (2011)	17,041	(17,456)

Comprehensive loss	(62,009)	(82,351)
Comprehensive income attributable to non-controlling interest	(2,257)	(3,169)

Comprehensive loss attributable to Quiksilver, Inc.	$(64,266)	$(85,520)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share amounts	July 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$81,903	$109,753
Trade accounts receivable, less allowances of $43,468 (2012) and $48,670 (2011)	398,522	397,089
Other receivables	31,444	23,190
Income taxes receivable	—	4,265
Inventories	391,052	347,757
Deferred income taxes	14,691	32,808
Prepaid expenses and other current assets	32,678	25,429

Total current assets	950,290	940,291

Fixed assets, less accumulated depreciation and amortization of $261,342 (2012) and $255,267 (2011)	233,842	238,107
Intangible assets, net	136,745	138,143
Goodwill	258,815	268,589
Other assets	48,267	55,814
Deferred income taxes	99,125	123,279

Total assets	$1,727,084	$1,764,223

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$15,032	$18,335
Accounts payable	233,523	203,023
Accrued liabilities	111,140	132,944
Current portion of long-term debt	44,640	4,628
Income taxes payable	3,652	—

Total current liabilities	407,987	358,930

Long-term debt, net of current portion	723,772	724,723
Other long-term liabilities	32,249	57,948

Total liabilities	1,164,008	1,141,601

Commitments and contingencies – Note 9

Equity:
Preferred stock, $.01 par value, authorized shares – 5,000,000; issued and outstanding shares – none	—	—
Common stock, $.01 par value, authorized shares – 285,000,000; issued shares – 168,664,496 (2012) and 168,053,744 (2011)	1,687	1,681
Additional paid-in capital	539,124	531,633
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(47,680)	(32,565)
Accumulated other comprehensive income	66,976	116,127

Total Quiksilver, Inc. stockholders’ equity	553,329	610,098
Non-controlling interest	9,747	12,524

Total equity	563,076	622,622

Total liabilities and equity	$1,727,084	$1,764,223

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended July 31,
In thousands	2012	2011
Cash flows from operating activities:
Net loss	$(12,858)	$(85,987)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	39,437	40,154
Stock-based compensation	17,272	9,916
Provision for doubtful accounts	1,601	8,612
Loss (gain) on disposal of fixed assets	178	(2,657)
Foreign currency (gain) loss	(2,472)	93
Asset impairments	556	74,610
Non-cash interest expense	2,814	18,067
Equity in earnings	(19)	(630)
Deferred income taxes	9,349	45,915
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	(25,705)	(19,085)
Other receivables	11,043	20,453
Inventories	(55,684)	(83,339)
Prepaid expenses and other current assets	(11,068)	(10,001)
Other assets	885	(5,488)
Accounts payable	33,845	55,676
Accrued liabilities and other long-term liabilities	(17,099)	(1,956)
Income taxes payable	(8,956)	(17,180)

Net cash (used in) provided by operating activities	(16,881)	47,173

Cash flows from investing activities:
Capital expenditures	(47,177)	(46,688)
Business acquisitions, net of cash acquired	(9,117)	(5,578)

Net cash used in investing activities	(56,294)	(52,266)

Cash flows from financing activities:
Borrowings on lines of credit	11,377	14,807
Payments on lines of credit	(12,326)	(29,172)
Borrowings on long-term debt	127,034	292,467
Payments on long-term debt	(57,513)	(260,818)
Payments of debt issuance costs	—	(6,308)
Stock option exercises and employee stock purchases	1,335	4,116
Transactions with non-controlling interest owners	(11,000)	—

Net cash provided by financing activities	58,907	15,092
Effect of exchange rate changes on cash	(13,582)	(4,382)

Net (decrease) increase in cash and cash equivalents	(27,850)	5,617
Cash and cash equivalents, beginning of period	109,753	120,593

Cash and cash equivalents, end of period	$81,903	$126,210

Supplementary cash flow information:
Cash paid during the period for:
Interest	$38,836	$32,563

Income taxes	$13,100	$16,784

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

Quiksilver, Inc. and its subsidiaries (the “Company”), in its opinion, has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine months ended July 31, 2012 and 2011. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended October 31, 2011 included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year due to seasonal and other factors.

2.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning November 1, 2012 and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below sets forth the reconciliation of the denominator of each net income (loss) per share calculation:

	Three months ended July 31,		Nine months ended July 31,
In thousands	2012	2011	2012	2011
Shares used in computing basic net income (loss) per share	164,518	162,822	163,930	162,198
Dilutive effect of stock options and restricted stock(1)	1,918	5,044	—	—
Dilutive effect of stock warrants(1)	7,463	15,622	—	—

Shares used in computing diluted net income (loss) per share	173,899	183,488	163,930	162,198

(1) For the three months ended July 31, 2012 and 2011, additional stock options outstanding of 11,958,000 and 10,493,000, respectively, and additional warrant shares outstanding of 18,191,000 and 10,032,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method. For the nine months ended July 31, 2012 and 2011, the shares used in computing diluted net loss per share do not include 3,345,000 and 5,185,000, respectively, of dilutive stock options and shares of restricted stock, nor 11,826,000 and 15,305,000, respectively, of dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the nine months ended July 31, 2012 and 2011, additional stock options outstanding of 10,995,000 and 10,679,000, respectively, and additional warrant shares outstanding of 13,828,000 and 10,349,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718 “Stock Compensation.” Stock-based compensation expense is included as selling, general and administrative expense for the period.

In June 2011, the Company granted performance based options and performance based restricted stock units to certain key employees and executives. In addition to a required service period, the vesting of the options is contingent upon a combination of the Company’s achievement of specified annual performance targets and specified common stock price thresholds, while the vesting of the restricted stock units is contingent upon a required service period as well as the Company’s achievement of a specified common stock price threshold. In May 2012, the Company granted additional performance based restricted stock units. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies in the awards, the Company used a Monte-Carlo simulation in order to determine the grant date fair values of the awards. For the June 2011 grant, the assumptions used in the Monte-Carlo simulation for the options and restricted stock units included a risk-free interest rate of 3.0% and 1.7%, respectively, volatility of 67.3% and 82.0%, respectively, and zero dividend yield. The exercise price of the performance based options is $4.65. For the May 2012 grant, the assumptions used in the Monte-Carlo simulation for the restricted stock units included a risk-free interest rate of 0.7%, volatility of 91.4%, and zero dividend yield. Additionally, the options were assumed to be voluntarily exercised, or canceled if underwater, at the midpoint of vesting and the contractual term (the expected life assumption). The weighted average fair value of the options was $3.21 and the weighted average fair value of the restricted stock units was $3.88 for the June 2011 grant and $2.27 for the May 2012 grant.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity related to performance based options and performance based restricted stock units for the nine months ended July 31, 2012 is as follows:

	Performance Options	Performance Restricted Stock Units
Non-vested, October 31, 2011	936,000	7,520,000
Granted	—	700,000
Vested	—	—
Canceled	—	(590,625)

Non-vested, July 31, 2012	936,000	7,629,375

As of July 31, 2012, the Company had approximately $2.0 million and $8.3 million of unrecognized compensation expense, net of estimated forfeitures, related to the performance options and the performance restricted stock units, respectively. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 3.1 years and 0.7 years, respectively.

For non-performance based options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Expected forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the nine months ended July 31, 2012 and 2011, options were valued assuming a risk-free interest rate of 1.1% and 1.9%, respectively, volatility of 76.5% and 82.4%, respectively, zero dividend yield, and an expected life of 7.1 and 5.3 years, respectively. The weighted average fair value of options granted was $2.58 and $3.39 for the nine months ended July 31, 2012 and 2011, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of July 31, 2012, the Company had approximately $3.0 million of unrecognized compensation expense, for non-performance based options, expected to be recognized over a weighted average period of approximately 1.6 years.

Changes in shares under option, excluding performance options, for the nine months ended July 31, 2012 are as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2011	13,399,381	$4.40
Granted	375,000	3.66
Exercised	(104,664)	2.17		$153
Canceled	(834,302)	3.98

Outstanding, July 31, 2012	12,835,415	$4.42	5.4	$4,286

Options exercisable, July 31, 2012	7,199,073	$5.23	3.9	$2,072

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in non-vested shares under option, excluding performance options, for the nine months ended July 31, 2012 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested, October 31, 2011	7,356,508	$1.81
Granted	375,000	2.58
Vested	(2,022,824)	2.06
Canceled	(72,342)	1.78

Non-vested, July 31, 2012	5,636,342	$1.77

In March 2007, the Company’s stockholders approved an amendment to the 2000 Stock Incentive Plan whereby restricted stock and restricted stock units can be issued from such plan. Stock issued under these plans generally vests from three to five years. In March 2010, the Company’s stockholders approved a grant of 3,000,000 shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, 2,400,000 shares have already vested, with the remaining 600,000 shares to vest in April 2013. In March 2011 and 2010, the Company’s stockholders approved an amendment to the 2000 Stock Incentive Plan that increased the maximum number of total shares and the maximum number of restricted shares issuable under the plan by 10,000,000 shares and 300,000 shares, respectively.

Changes in restricted stock for the nine months ended July 31, 2012 are as follows:

Shares
Outstanding, October 31, 2011	1,911,669
Granted	105,000
Vested	(875,002)
Forfeited	(60,000)

Outstanding, July 31, 2012	1,081,667

Compensation expense for restricted stock is determined using the intrinsic value method and expected forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. As of July 31, 2012, the Company had approximately $0.7 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.1 years.

4.	Inventories

Inventories consist of the following:

In thousands	July 31, 2012	October 31, 2011
Raw materials	$6,144	$9,130
Work in-process	1,266	2,647
Finished goods	383,642	335,980

	$391,052	$347,757

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	July 31, 2012			October 31, 2011
In thousands	Gross Amount	Amorti- zation	Net Book Value	Gross Amount	Amorti- zation	Net Book Value
Amortizable trademarks	$19,819	$(10,296)	$9,523	$20,174	$(9,782)	$10,392
Amortizable licenses	14,082	(13,612)	470	14,380	(12,822)	1,558
Other amortizable intangibles	8,069	(5,360)	2,709	9,029	(5,987)	3,042
Non-amortizable trademarks	124,043	—	124,043	123,151	—	123,151

	$166,013	$(29,268)	$136,745	$166,734	$(28,591)	$138,143

Certain trademarks and licenses will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for each of the nine month periods ended July 31, 2012 and 2011 was $2.3 million. Annual amortization expense is estimated to be approximately $2.9 million in the fiscal year ending October 31, 2012 and approximately $1.6 million in the fiscal years ending October 31, 2013 through October 31, 2017.

Goodwill related to the Company’s operating segments is as follows:

In thousands	July 31, 2012	October 31, 2011
Americas	$75,946	$76,048
Europe	176,662	186,334
Asia/Pacific	6,207	6,207

	$258,815	$268,589

Goodwill decreased approximately $9.8 million during the nine months ended July 31, 2012. Goodwill decreased by $0.1 million in the Americas segment as a result of the effect of changes in foreign currency exchange rates and decreased by $9.7 million in the European segment as a result of a decrease of $17.2 million due to the effect of changes in foreign currency exchange rates, partially offset by an increase to goodwill of $7.5 million related to acquisitions. Goodwill remained unchanged in the Asia/Pacific segment.

6.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

In thousands	July 31, 2012	October 31, 2011
Foreign currency translation adjustment	$58,038	$124,230
Gain (loss) on cash flow hedges	8,938	(8,103)

	$66,976	$116,127

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the sporting goods industry in which the Company designs, markets and distributes clothing, footwear, accessories and related products. The Company currently operates in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. The European segment includes revenues primarily from Europe, the Middle East and Africa. The Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all three segments, including trademark protection, trademark maintenance and licensing functions, are part of corporate operations. Corporate operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 3% of the Company’s net revenues from continuing operations for the nine months ended July 31, 2012 and 2011.

Information related to the Company’s operating segments is as follows:

	Three Months Ended July 31,
In thousands	2012	2011
Revenues, net:
Americas	$286,136	$260,159
Europe	154,076	176,438
Asia/Pacific	71,623	65,495
Corporate operations	604	1,225

	$512,439	$503,317

Gross profit:
Americas	$126,101	$115,065
Europe	88,136	106,451
Asia/Pacific	39,258	34,347
Corporate operations	(7)	(745)

	$253,488	$255,118

SG&A expense:
Americas	$92,781	$87,984
Europe	80,862	85,402
Asia/Pacific	37,747	36,314
Corporate operations	14,398	11,472

	$225,788	$221,172

Asset impairments:
Americas	$141	$—
Europe	—	—
Asia/Pacific	—	—
Corporate operations	—	—

	$141	$—

Operating income (loss):
Americas	$33,179	$27,081
Europe	7,274	21,049
Asia/Pacific	1,511	(1,967)
Corporate operations	(14,405)	(12,217)

	$27,559	$33,946

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended July 31,
In thousands	2012	2011
Revenues, net:
Americas	$712,519	$664,618
Europe	518,504	548,578
Asia/Pacific	220,242	190,636
Corporate operations	3,008	4,028

	$1,454,273	$1,407,860

Gross profit:
Americas	$311,738	$308,032
Europe	298,905	332,083
Asia/Pacific	113,361	101,842
Corporate operations	(417)	(1,200)

	$723,587	$740,757

SG&A expense:
Americas	$270,669	$256,117
Europe	250,160	250,388
Asia/Pacific	114,988	108,961
Corporate operations	44,396	32,890

	$680,213	$648,356

Asset impairments:
Americas	$556	$465
Europe	—	—
Asia/Pacific	—	74,145
Corporate operations	—	—

	$556	$74,610

Operating income (loss):
Americas	$40,513	$51,450
Europe	48,745	81,695
Asia/Pacific	(1,627)	(81,264)
Corporate operations	(44,813)	(34,090)

	$42,818	$17,791

	July 31, 2012	October 31, 2011
Identifiable assets:
Americas	$580,941	$577,643
Europe	734,332	750,378
Asia/Pacific	213,886	231,879
Corporate operations	197,925	204,323

	$1,727,084	$1,764,223

8.	Derivative Financial Instruments

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of July 31, 2012, the Company had hedged forecasted transactions expected to occur through October 2013. Assuming July 31, 2012 exchange rates remain constant, $8.9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next fifteen months.

For the nine months ended July 31, 2012 and 2011, the effective portions of gains and losses on derivative instruments in the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) were as follows:

	Nine Months Ended July 31,
In thousands	2012	2011	Location
	Amount
Gain (loss) recognized in OCI on derivatives	$23,613	$(25,869)	Other comprehensive income
Loss reclassified from accumulated OCI into income	$(1,377)	$(2,994)	Cost of goods sold
Loss reclassified from accumulated OCI into income	$—	$(1,033)	Interest expense
(Loss) gain reclassified from accumulated OCI into income	$(480)	$501	Foreign currency gain
Loss recognized in income on derivatives	$(271)	$—	Foreign currency gain

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of July 31, 2012, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and future cash receipts:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$265,870	Aug 2012 – Oct 2013	$15,793
Swiss francs	Accounts receivable	3,168	Aug 2012 – Oct 2012	(134)
British pounds	Accounts receivable	22,777	Aug 2012 – Oct 2013	(1,171)

		$291,815		$14,488

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

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets:

	Fair Value Measurements Using			Assets at Fair Value
In thousands	Level 1	Level 2	Level 3
	July 31, 2012
Derivative assets:
Other receivables	$—	$21,566	$—	$21,566
Other assets	—	—	—	—
Derivative liabilities:
Accrued liabilities	—	(5,774)	—	(5,774)
Other long-term liabilities	—	(1,304)	—	(1,304)

Total fair value	$—	$14,488	$—	$14,488

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements Using			Assets at Fair Value
In thousands	Level 1	Level 2	Level 3
	October 31, 2011
Derivative assets:
Other receivables	$—	$1,031	$—	$1,031
Other assets	—	1,610	—	1,610
Derivative liabilities:
Accrued liabilities	—	(12,297)	—	(12,297)
Other long-term liabilities	—	(688)	—	(688)

Total fair value	$—	$(10,344)	$—	$(10,344)

9.	Litigation, Indemnities and Guarantees

The Company is involved from time to time in legal claims involving trademarks and intellectual property, licensing, employee relations and other matters incidental to its business. The Company believes the resolution of any such matter currently pending will not have a material adverse effect on its financial condition, results of operations or cash flows.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. As of July 31, 2012, the Company had not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Income Taxes

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of July 31, 2012, the Company continued to maintain a full valuation allowance against its net deferred tax assets in the United States as well as certain jurisdictions in its Asia/Pacific segment. As a result of the valuation allowances recorded in the United States and certain jurisdictions in the Asia/Pacific segment, no tax benefits have been recognized for losses incurred in those tax jurisdictions.

On July 31, 2012, the Company’s liability for uncertain tax positions was approximately $10.8 million resulting from unrecognized tax benefits, excluding interest and penalties. During the nine months ended July 31, 2012, the Company increased its liability for uncertain tax positions, exclusive of interest and penalties, by $0.4 million.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $9.5 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

11.	Restructuring Charges

In connection with its cost reduction efforts, the Company formulated the Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The 2011 Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the nine months ended July 31, 2012, the Company recorded $5.0 million in severance charges and $0.8 million in lease loss charges under the 2011 Plan as well as an additional $1.9 million in severance charges outside the scope of the 2011 Plan. The Company continues to evaluate its facilities, as well as its overall cost structure, and may incur future charges under the 2011 Plan.

Activity and liability balances recorded as part of the 2011 Plan are as follows:

In thousands	Workforce	Facility & Other	Total
Balance, November 1, 2010	$—	$—	$—
Charged to expense	1,389	6,649	8,038
Cash payments	(313)	(417)	(730)

Balance, October 31, 2011	$1,076	$6,232	$7,308

Charged to expense	5,039	753	5,792
Cash payments	(3,381)	(1,143)	(4,524)

Balance, July 31, 2012	$2,734	$5,842	$8,576

12.	Debt

A summary of lines of credit and long-term debt is as follows:

In thousands	July 31, 2012	October 31, 2011
Asia/Pacific short-term lines of credit	$15,032	$18,335
Americas Credit Facility	61,700	21,042
Americas long-term debt	15,500	18,500
European credit facility	34,714	2,306
Senior Notes	400,000	400,000
European Senior Notes	245,489	282,925
Capital lease obligations and other borrowings	11,009	4,578

	$783,444	$747,686

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of July 31, 2012, the Company’s credit facilities allowed for total maximum cash borrowings and letters of credit of $371.9 million. The Company’s total maximum borrowings and actual availability fluctuate depending on the extent of assets comprising the Company’s borrowing base under certain credit facilities. The Company had $111.4 million of borrowings drawn on these credit facilities as of July 31, 2012, and letters of credit issued at that time totaled $51.9 million. The amount of availability for borrowings under these facilities as of July 31, 2012 was $117.4 million, $57.6 million of which could also be used for letters of credit in the United States. In addition to the $117.4 million of availability for borrowings, the Company also had $91.1 million in additional capacity for letters of credit in Europe and Asia/Pacific as of July 31, 2012. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is currently in compliance with such covenants.

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

The estimated fair values of the Company’s lines of credit and long-term debt are as follows:

In thousands	July 31, 2012
	Carrying Amount	Fair Value
Lines of credit	$15,032	$15,032
Long-term debt	768,412	749,508

	$783,444	$764,540

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

13.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered Senior Notes. Obligations under the Company’s Senior Notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of July 31, 2012 and October 31, 2011 and for the three and nine month periods ended July 31, 2012 and 2011. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2012, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended July 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$117	$258,595	$285,858	$(32,131)	$512,439
Cost of goods sold	—	152,405	130,167	(23,621)	258,951

Gross profit	117	106,190	155,691	(8,510)	253,488

Selling, general and administrative expense	13,533	81,506	137,695	(6,946)	225,788
Asset impairments	—	141	—	—	141

Operating (loss) income	(13,416)	24,543	17,996	(1,564)	27,559

Interest expense	7,253	1,245	6,336	—	14,834
Foreign currency (gain) loss	(185)	22	(2,079)	—	(2,242)
Equity in earnings	(33,094)	—	—	33,094	—

Income before provision for income taxes	12,610	23,276	13,739	(34,658)	14,967

Provision for income taxes	—	513	1,995	—	2,508

Net income	12,610	22,763	11,744	(34,658)	12,459
Net loss (income) attributable to non-controlling interest	—	234	(83)	—	151

Net income attributable to Quiksilver, Inc.	$12,610	$22,997	$11,661	$(34,658)	$12,610

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended July 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$353	$615,658	$919,474	$(81,212)	$1,454,273
Cost of goods sold	—	366,655	422,012	(57,981)	730,686

Gross profit	353	249,003	497,462	(23,231)	723,587

Selling, general and administrative expense	43,318	233,937	425,162	(22,204)	680,213
Asset impairments	—	556	—	—	556

Operating (loss) income	(42,965)	14,510	72,300	(1,027)	42,818

Interest expense	21,732	3,930	19,802	—	45,464
Foreign currency (gain) loss	(298)	31	(4,434)	—	(4,701)
Equity in earnings	(49,284)	—	—	49,284	—

(Loss) income before provision for income taxes	(15,115)	10,549	56,932	(50,311)	2,055

Provision for income taxes	—	945	13,968	—	14,913

Net (loss) income	(15,115)	9,604	42,964	(50,311)	(12,858)
Net income attributable to non-controlling interest	—	(1,886)	(371)	—	(2,257)

Net (loss) income attributable to Quiksilver, Inc.	$(15,115)	$7,718	$42,593	$(50,311)	$(15,115)

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At July 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15	$2,421	$79,467	$—	$81,903
Trade accounts receivable, net	—	172,969	225,553	—	398,522
Other receivables	25	5,053	26,366	—	31,444
Inventories	—	118,236	274,380	(1,564)	391,052
Deferred income taxes	—	(1,182)	15,873	—	14,691
Prepaid expenses and other current assets	2,373	12,237	18,068	—	32,678

Total current assets	2,413	309,734	639,707	(1,564)	950,290
Fixed assets, net	18,384	69,887	145,571	—	233,842
Intangible assets, net	3,134	48,025	85,586	—	136,745
Goodwill	—	112,216	146,599	—	258,815
Other assets	3,175	3,177	41,915	—	48,267
Deferred income taxes	—	(16,682)	115,807	—	99,125
Investment in subsidiaries	1,083,565	—	—	(1,083,565)	—

Total assets	$1,110,671	$526,357	$1,175,185	$(1,085,129)	$1,727,084

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$15,032	$—	$15,032
Accounts payable	2,192	98,037	133,294	—	233,523
Accrued liabilities	13,033	29,118	68,989	—	111,140
Current portion of long-term debt	—	8,594	36,046	—	44,640
Income taxes payable	—	(7,199)	10,851	—	3,652
Intercompany balances	142,117	(82,808)	(59,309)	—	—

Total current liabilities	157,342	45,742	204,903	—	407,987
Long-term debt, net of current portion	400,000	75,700	248,072	—	723,772
Other long-term liabilities	—	20,515	11,734	—	32,249

Total liabilities	557,342	141,957	464,709	—	1,164,008
Stockholders’/invested equity	553,329	376,788	708,341	(1,085,129)	553,329
Non-controlling interest	—	7,612	2,135	—	9,747

Total liabilities and equity	$1,110,671	$526,357	$1,175,185	$(1,085,129)	$1,727,084

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

At October 31, 2011

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17	$1,331	$108,405	$—	$109,753
Trade accounts receivable, net	—	150,782	246,307	—	397,089
Other receivables	122	5,918	17,150	—	23,190
Income taxes receivable	—	21,338	(17,073)	—	4,265
Inventories	—	115,456	234,266	(1,965)	347,757
Deferred income taxes	—	(1,182)	33,990	—	32,808
Prepaid expenses and other current assets	2,378	8,525	14,526	—	25,429

Total current assets	2,517	302,168	637,571	(1,965)	940,291
Fixed assets, net	17,602	64,943	155,562	—	238,107
Intangible assets, net	3,007	48,743	86,393	—	138,143
Goodwill	—	112,216	156,373	—	268,589
Other assets	4,457	3,936	47,421	—	55,814
Deferred income taxes	—	(16,682)	139,961	—	123,279
Investment in subsidiaries	1,082,427	—	—	(1,082,427)	—

Total assets	$1,110,010	$515,324	$1,223,281	$(1,084,392)	$1,764,223

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$18,335	$—	$18,335
Accounts payable	2,510	88,280	112,233	—	203,023
Accrued liabilities	6,673	30,088	96,183	—	132,944
Current portion of long-term debt	—	3,000	1,628	—	4,628
Intercompany balances	90,729	(44,001)	(46,728)	—	—

Total current liabilities	99,912	77,367	181,651	—	358,930
Long-term debt, net of current portion	400,000	36,542	288,181	—	724,723
Other long-term liabilities	—	41,219	16,729	—	57,948

Total liabilities	499,912	155,128	486,561	—	1,141,601
Stockholders’/invested equity	610,098	347,995	736,397	(1,084,392)	610,098
Non-controlling interest	—	12,201	323	—	12,524

Total liabilities and equity	$1,110,010	$515,324	$1,223,281	$(1,084,392)	$1,764,223

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended July 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(15,115)	$9,604	$42,964	$(50,311)	$(12,858)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,598	13,338	24,501	—	39,437
Stock-based compensation	17,272	—	—	—	17,272
Provision for doubtful accounts	—	(2,530)	4,131	—	1,601
Asset impairments	—	556	—	—	556
Equity in earnings	(49,284)	—	(19)	49,284	(19)
Non-cash interest expense	1,111	1,190	513	—	2,814
Deferred income taxes	—	—	9,349	—	9,349
Other adjustments to reconcile net (loss) income	(322)	36	(2,008)	—	(2,294)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(19,657)	(6,048)	—	(25,705)
Inventories	—	(3,095)	(53,616)	1,027	(55,684)
Other operating assets and liabilities	4,623	416	3,611	—	8,650

Net cash (used in) provided by operating activities	(40,117)	(142)	23,378	—	(16,881)

Cash flows from investing activities:
Capital expenditures	(2,861)	(18,736)	(25,580)	—	(47,177)
Business acquisitions, net of cash acquired	—	—	(9,117)	—	(9,117)

Net cash used in investing activities	(2,861)	(18,736)	(34,697)	—	(56,294)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	11,377	—	11,377
Payments on lines of credit	—	—	(12,326)	—	(12,326)
Borrowings on long-term debt	—	80,500	46,534	—	127,034
Payments on long-term debt	—	(43,856)	(13,657)	—	(57,513)
Stock option exercises and employee stock purchases	1,335	—	—	—	1,335
Transactions with non-controlling interest owners	—	(11,000)	—	—	(11,000)
Intercompany	41,641	(5,676)	(35,965)	—	—

Net cash provided by (used in) financing activities	42,976	19,968	(4,037)	—	58,907

Effect of exchange rate changes on cash	—	—	(13,582)	—	(13,582)

Net (decrease) increase in cash and cash equivalents	(2)	1,090	(28,938)	—	(27,850)
Cash and cash equivalents, beginning of period	17	1,331	108,405	—	109,753

Cash and cash equivalents, end of period	$15	$2,421	$79,467	$—	$81,903

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

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2011 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, filed with the SEC on June 11, 2012, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities.

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

We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. Our products are sold throughout the world, primarily in surf shops, skate shops, snow shops, specialty stores, sporting goods stores, select department stores, our own retail stores and through various e-commerce channels. We currently operate in three segments: the Americas, Europe and Asia/Pacific. The Americas segment includes revenues from the U.S., Canada and Latin America. Our European segment includes revenues primarily from Europe, the Middle East and Africa. Our Asia/Pacific segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Our net revenues in each of the Americas, Europe and Asia/Pacific segments include apparel, footwear, accessories and related product lines for our Quiksilver, Roxy, DC and other brands, which primarily include Hawk, Lib Technologies, and Gnu. Royalties earned from various licensees in other international territories are categorized in corporate operations along with revenues from sourcing services for our licensees.

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

Results of Operations

The table below shows certain components in our statements of operations and other data as a percentage of revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Statements of Operations data

Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	49.5	50.7	49.8	52.6
Selling, general and administrative expense	44.1	43.9	46.8	46.1
Asset impairments	0.0	0.0	0.0	5.3
Operating income	5.4	6.7	2.9	1.3

Interest expense	2.9	3.1	3.1	4.2
Foreign currency gain	(0.4)	(0.3)	(0.3)	(0.4)

Income (loss) before provision for income taxes	2.9	3.9	0.1	(2.6)

Other data

Adjusted EBITDA(1)	9.2%	10.5%	7.1%	10.3%

(1) Adjusted EBITDA is defined as net income (loss) attributable to Quiksilver, Inc. before (i) interest expense, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) attributable to Quiksilver, Inc. to Adjusted EBITDA:

In thousands	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Net income (loss) attributable to Quiksilver, Inc.	$12,610	$10,437	$(15,115)	$(89,156)
Provision for income taxes	2,508	8,996	14,913	49,937
Interest expense	14,834	15,663	45,464	59,727
Depreciation and amortization	12,312	12,684	39,437	40,154
Non-cash stock-based compensation expense	4,872	4,935	17,272	9,916
Non-cash asset impairments	141	—	556	74,610

Adjusted EBITDA	$47,277	$52,715	$102,527	$145,188

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

Our total net revenues for the three months ended July 31, 2012 increased 2% to $512.4 million from $503.3 million in the comparable period of the prior year. In constant currency, net revenues increased 8% compared to the prior year.

In order to better understand growth rates in our operating segments, we make reference to constant currency. Constant currency improves visibility into actual growth rates as it adjusts for the effect of changing foreign currency exchange rates from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. The following table presents revenues by segment in both historical currency and constant currency for the three months ended July 31, 2012 and 2011:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)
July 31, 2011	$260,159	$176,438	$65,495	$1,225	$503,317
July 31, 2012	286,136	154,076	71,623	604	512,439
Percentage increase (decrease)	10%	(13%)	9%		2%

Constant currency (current year exchange rates)
July 31, 2011	255,553	153,834	63,516	1,199	474,102
July 31, 2012	286,136	154,076	71,623	604	512,439
Percentage increase	12%	0%	13%		8%

Net revenues in the Americas segment increased 10% to $286.1 million for the three months ended July 31, 2012 from $260.2 million in the comparable period of the prior year, while European segment net revenues decreased 13% to $154.1 million from $176.4 million and Asia/Pacific segment net revenues increased 9% to $71.6 million from $65.5 million for those same periods. In constant currency, Americas segment net revenues increased 12%, European segment net revenues increased slightly and Asia/Pacific segment net revenues increased 13%.

On a consolidated basis in constant currency, net revenues in our wholesale distribution channel increased 4% for the three months ended July 31, 2012 compared to the three months ended July 31, 2011, while retail channel net revenues increased 7% and e-commerce channel net revenues increased 180% for those same periods. The increase in e-commerce channel net revenues resulted from both organic, continuing growth on pre-existing platforms, as well as sales from new websites.

On a consolidated basis in constant currency, net revenues for our Quiksilver brand increased 4% for the three months ended July 31, 2012 compared to the three months ended July 31, 2011, while Roxy brand net revenues increased 5% and DC brand net revenues increased 16% for those same periods. Fluctuations in quarterly brand revenues are highly dependent on the timing of shipments, replenishments of inventory in the retail channel and special order sales, and therefore, are not necessarily indicative of longer trends. Also, decisions regarding customer segmentation and distribution within our wholesale channel may effect net revenues in a manner that is not consistent from period to period.

Our consolidated gross profit margin for the three months ended July 31, 2012 decreased to 49.5% from 50.7% in the comparable period of the prior year. The gross profit in the Americas segment decreased slightly to 44.1% from 44.2%, our European segment gross profit margin decreased to 57.2% from 60.3%, and our Asia/Pacific segment gross profit margin increased to 54.8% from 52.4% for those same periods. The decrease in our consolidated gross profit margin was primarily the result of higher levels of clearance business, discounting, a shift in channel mix and the impact of fluctuations in foreign currency exchange rates. These factors also, in various degrees, had an impact on each segment’s gross margin.

Our selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2012 increased 2% to $225.8 million from $221.2 million in the comparable period of the prior year. SG&A increased 7% in constant currency. The increase in our consolidated SG&A was primarily due to costs associated with staff eliminations, as during the three months ended July 31, 2012, we enacted personnel reductions in all three of our operating segments to reduce our SG&A in the future. These increases in SG&A were partially offset by a reduction in our marketing expenses. As a percentage of revenues, our consolidated SG&A increased slightly to 44.1% for the three months ended July 31, 2012 from 43.9% for the three months ended July 31, 2011.

Asset impairment charges for the three months ended July 31, 2012 were $0.1 million, compared to no impairment charges in the comparable period of the prior year.

Interest expense for the three months ended July 31, 2012 decreased to $14.8 million from $15.7 million in the comparable period of the prior year, primarily as a result of the translation effects of the stronger U.S. dollar in comparison to the euro for those same periods.

Our foreign currency gain amounted to $2.2 million for the three months ended July 31, 2012 compared to $1.5 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries.

Our income tax expense for the three months ended July 31, 2012 was $2.5 million compared to $9.0 million in the comparable period of the prior year. This decrease resulted primarily from a shift in the mix of income before tax between tax jurisdictions. As a result of our valuation allowance against deferred tax assets in the United States, no tax provision was recognized for income generated in the United States during the three months ended July 31, 2012.

Our net income for the three months ended July 31, 2012 increased to $12.6 million or $0.07 per share on a diluted basis, compared to $10.4 million, or $0.06 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA decreased to $47.3 million from $52.7 million for those same periods, primarily driven by the decrease in consolidated gross profit margin.

Nine Months Ended July 31, 2012 Compared to Nine Months Ended July 31, 2011

Our total net revenues for the nine months ended July 31, 2012 increased 3% to $1,454.3 million from $1,407.9 million in the comparable period of the prior year. Net revenues increased 7% in constant currency.

The following table presents revenues by segment in both historical currency and constant currency for the nine months ended July 31, 2012 and 2011:

In thousands	Americas	Europe	Asia/Pacific	Corporate	Total
Historical currency (as reported)
July 31, 2011	$664,618	$548,578	$190,636	$4,028	$1,407,860
July 31, 2012	712,519	518,504	220,242	3,008	1,454,273
Percentage increase (decrease)	7%	(5%)	16%		3%

Constant currency (current year exchange rates)
July 31, 2011	656,164	510,222	192,485	3,988	1,362,859
July 31, 2012	712,519	518,504	220,242	3,008	1,454,273
Percentage increase	9%	2%	14%		7%

Net revenues in the Americas segment increased 7% to $712.5 million for the nine months ended July 31, 2012 from $664.6 million in the comparable period of the prior year, while European segment net revenues decreased 5% to $518.5 million from $548.6 million and Asia/Pacific segment net revenues increased 16% to $220.2 million from $190.6 million for those same periods. In constant currency, Americas segment net revenues increased 9%, European segment net revenues increased 2% and Asia/Pacific segment net revenues increased 14%. The increase in Asia/Pacific net revenues was primarily driven by improved performance in Japan, where net revenues in the nine months ended July 31, 2011 were significantly impacted by the earthquake and related tsunamis in the region.

On a consolidated basis in constant currency, net revenues in our wholesale distribution channel increased 3% for the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011, while retail channel net revenues increased 8% and e-commerce channel net revenues increased 158% for those same periods. The increase in e-commerce channel net revenues resulted from both organic, continuing growth on pre-existing platforms, as well as sales from new websites.

On a consolidated basis in constant currency, net revenues for our Quiksilver brand increased 6% for the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011, while Roxy brand net revenues increased 6% and DC brand net revenues increased 10% for those same periods.

Our consolidated gross profit margin for the nine months ended July 31, 2012 decreased to 49.8% from 52.6% in the comparable period of the prior year. The gross profit margin in the Americas segment decreased to 43.8% from 46.3%, while our European segment gross profit margin decreased to 57.6% from 60.5%, and our Asia/Pacific segment gross profit margin decreased to 51.5% from 53.4% for those same periods. The decrease in our consolidated gross profit margin was primarily the result of higher levels of clearance business, discounting, higher input costs and the impact of fluctuations in foreign currency exchange rates. These factors also, in various degrees, had an impact on each segment’s gross margin.

Our SG&A for the nine months ended July 31, 2012 increased 5% to $680.2 million from $648.4 million in the comparable period of the prior year. SG&A increased 7% in constant currency. The increase in our consolidated SG&A was primarily due to additional fulfillment costs in support of higher revenues and increased expenses in our growing retail and e-commerce businesses. Our SG&A also increased due to an additional $7.4 million of non-cash stock-based compensation expense recorded in the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011. These increases in SG&A were partially offset by a reduction in our marketing expenses. As a percentage of revenues, our consolidated SG&A increased to 46.8% for the nine months ended July 31, 2012 from 46.1% for the nine months ended July 31, 2011.

Asset impairment charges for the nine months ended July 31, 2012 were $0.6 million, compared to $74.6 million in the comparable period of the prior year. For the nine months ended July 31, 2011, these charges primarily consisted of a $74.1 million goodwill impairment charge recorded in our Asia/Pacific segment.

Interest expense for the nine months ended July 31, 2012 decreased to $45.5 million from $59.7 million in the comparable period of the prior year, primarily due to the inclusion in the prior year of approximately $13.7 million to write-off the deferred debt issuance costs associated with our European term loans that were paid off during the prior year upon the issuance of our European senior notes.

Our foreign currency gain amounted to $4.7 million for the nine months ended July 31, 2012 compared to $5.9 million in the comparable period of the prior year. The current year gain resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries and, to a lesser extent, US dollar denominated liabilities of our foreign subsidiaries.

Our income tax expense for the nine months ended July 31, 2012 was $14.9 million compared to $49.9 million for the nine months ended July 31, 2011. During the nine months ended July 31, 2011 we increased tax expense to establish a valuation allowance against deferred tax assets in our Asia/Pacific segment. As a result of this valuation allowance, and the valuation allowance previously established in the U.S., no tax benefits were recognized for losses in those tax jurisdictions.

Our net loss for the nine months ended July 31, 2012 was $15.1 million, or $0.09 per share on a diluted basis, compared to $89.2 million, or $0.55 per share on a diluted basis, in the comparable period of the prior year. Adjusted EBITDA decreased to $102.5 million from $145.2 million for those same periods, primarily driven by the decrease in consolidated gross profit margin.

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

As of July 31, 2012, we had a total of approximately $783.4 million of indebtedness compared to a total of approximately $747.7 million of indebtedness at October 31, 2011.

Cash Flows

Operating activities used cash of $16.9 million in the nine months ended July 31, 2012 compared to cash provided of $47.2 million in the nine months ended July 31, 2011. The $64.1 million decrease in cash provided was primarily due to decreases in cash provided by our net loss adjusted for other non-cash charges of $52.2 million, and increases in cash used for working capital of $11.9 million.

Capital expenditures totaled $47.2 million for the nine months ended July 31, 2012, compared to $46.7 million in the comparable period of the prior year. These investments include company-owned stores and ongoing investments in computer and warehouse equipment, including our new global enterprise-wide reporting system.

During the nine months ended July 31, 2012, net cash provided by financing activities totaled $58.9 million, compared to $15.1 million in the comparable period of the prior year. Net cash provided primarily resulted from borrowings on our Americas and European credit facilities.

The net decrease in cash and cash equivalents for the nine months ended July 31, 2012 was $27.9 million compared to a net increase of $5.6 million in the comparable period of the prior year. Cash and cash equivalents totaled $81.9 million at July 31, 2012 compared to $109.8 million at October 31, 2011, while working capital was $542.3 million at July 31, 2012 compared to $581.4 million at October 31, 2011.

Trade Accounts Receivable and Inventories

Our trade accounts receivable increased slightly to $398.5 million at July 31, 2012 from $397.1 million at October 31, 2011. Accounts receivable in our Americas segment increased 9% to $223.0 million at July 31, 2012 from $204.8 million at October 31, 2011, European segment accounts receivable decreased 11% to $131.5 million from $148.0 million and Asia/Pacific segment accounts receivable decreased 1% to $44.0 million from $44.3 million for those same periods. Compared to July 31, 2011, accounts receivable increased 10% in the Americas segment, decreased 12% in our European segment and increased 28% in our Asia/Pacific segment. In constant currency, consolidated trade accounts receivable increased 10% compared to July 31, 2011. The increase in consolidated trade accounts receivable was primarily the result of higher levels of revenues. Included in accounts receivable at July 31, 2012 are approximately $25.1 million of value added tax and goods and services tax related to foreign accounts receivable. Such taxes are not reported as net revenues and as such, are deducted from accounts receivable to more accurately compute days sales outstanding. Overall average days sales outstanding increased by approximately one day at July 31, 2012 compared to July 31, 2011.

Consolidated inventories increased 12% to $391.1 million at July 31, 2012 from $347.8 million at October 31, 2011. Inventories in the Americas segment increased 3% to $158.8 million from $154.3 million at October 31, 2011, European segment inventories increased 37% to $158.9 million from $116.1 million and Asia/Pacific segment inventories decreased 5% to $73.3 million from $77.3 million. Compared to

July 31, 2011, inventories increased 2% in the Americas segment, 16% in our European segment and 3% in our Asia/Pacific segment. In constant currency, our consolidated inventories increased 15% compared to July 31, 2011. The increase in consolidated inventories was primarily the result of lower revenues than we had planned in our European segment and, to a lesser extent, higher input costs. Consolidated average annual inventory turnover was approximately 2.6 times at July 31, 2012 compared to approximately 2.9 times at July 31, 2011.

Income Taxes

During the nine months ended July 31, 2012, our liability for uncertain tax positions, exclusive of interest and penalties, increased by $0.4 million to approximately $10.8 million. If our positions are favorably sustained by the relevant taxing authority, approximately $9.5 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.

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

Forward-Looking Statements

All statements included in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding the trends and uncertainties in our financial condition, liquidity and results of operations. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us and speak only as of the date of this report. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “likely,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections, guidance, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, including, but not limited to, the following:

•	our ability to achieve the financial results that we anticipate;

•	future expenditures for capital projects, including the implementation of our global enterprise-wide reporting system;

•	increases in production costs and raw materials, particularly with respect to labor costs;

•	deterioration of global or regional economic conditions and credit and capital markets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations; and

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.

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

Foreign Currency and Derivatives

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported results and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for our European segment because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens there is a positive effect on the translation of our reported results from our European segment. Similarly, the statements of operations of our Asia/Pacific segment are translated from local currency into U.S. dollars, and there is a negative effect on our reported results for our Asia/Pacific segment when the U.S. dollar is stronger in comparison to those local currencies, such as the Australian dollar or Japanese yen.

European net revenues increased 2% in local currency during the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, European net revenues decreased 5%, primarily as a result of a weaker euro versus the U.S. dollar in comparison to the prior year.

Asia/Pacific net revenues increased 14% in local currency during the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, Asia/Pacific net revenues increased 16%, primarily as a result of a stronger Japanese yen versus the U.S. dollar in comparison to the prior year.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of July 31, 2012.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, we have now begun the implementation of the new enterprise resource planning (“ERP”) system, SAP, in our European segment. Management continues to review and evaluate the design of key controls in SAP and the accuracy of the data conversion that is taking place during its implementation, and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting. Although management believes internal controls will be maintained or enhanced by SAP, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

PART II – OTHER INFORMATION

Item 6. Exhibits

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2010).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

31.1	Rule 13a-14(a)/15d-14(a) Certifications –Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications –Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

September 10, 2012	/s/ Richard Shields
Richard Shields
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)