Form 10-K
period 2012-10-31
QUIKSILVER INC
filed 2013-01-10
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $452 million as of April 30, 2012, the last business day of Registrant’s most recently completed second fiscal quarter.

As of December 31, 2012, there were 166,443,461 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 19, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Introduction

Quiksilver, Inc. (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is one of the world’s leading outdoor sports lifestyle companies. We design, develop and distribute a diversified mix of branded apparel, footwear, accessories and related products. Our brands, inspired by the passion for outdoor action sports, represent a casual lifestyle for young-minded people who connect with our boardriding culture and heritage. Our Quiksilver, Roxy, DC, Lib Tech and Hawk brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. Our products combine decades of brand heritage, authenticity and design experience with the latest technical performance innovations available in the marketplace.

Quiksilver, Inc., a Delaware corporation, was incorporated in 1976 and became a publicly-traded company in 1986 (NYSE: ZQK). Our products are sold in over 90 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, specialty stores, and select department stores), 829 owned or licensed Company retail stores, and via our e-commerce websites. In fiscal 2012, more than 60% of our revenue was generated outside of the United States. Our global headquarters is in Huntington Beach, California. Our fiscal year ends on October 31. References to fiscal 2012, 2011 and 2010 refer to the years ended October 31, 2012, 2011 and 2010, respectively.

Our Mission and Strategies

Our mission is to be the most sought-after outdoor sports lifestyle company in the world by inspiring individuality, creativity, and freedom of expression through our authentic products along with the lifestyle and culture of our brands.

In our efforts to increase shareholder value, we have adopted three long-term strategies: 1) strengthening our brands; 2) increasing our sales globally; and 3) increasing our operational efficiency. Under each of these strategies, we are pursuing specific initiatives as outlined below:

Strengthening our brands: investing in social media, enhancing athlete activation, migrating marketing spend closer to the point of customer contact, and increasing brand exposure in emerging markets.

Increasing our sales globally: improving brand segmentation and channel specific product collections, extending our wholesale distribution, expanding and improving our e-commerce platform, investing in emerging markets, and expanding women’s and outdoor fitness product offerings.

Increasing our operational efficiency: redesigning core processes to global scope, reorganizing our corporate structure to enhance brand management, investing in a global supply chain, centralizing key activities into global centers of excellence, implementing global IT systems and improving aggregation of data to support global processes.

The goal of these strategies is to allow us to generate continued sales growth and increase operating income as a percentage of sales. However, there can be no guarantee that the efforts contemplated by these strategies will improve our operating results. For a description of significant risks and uncertainties that could hinder our strategic efforts, please refer to “Item 1A. Risk Factors”.

Brands

Our brands target the action sports lifestyle and broader outdoor market. Quiksilver and Roxy are leading brands rooted in surfing and are also prominent in skateboarding and snowboarding. DC’s reputation is based in skateboarding but it is also popular in BMX, motocross and snowboarding. We have also developed a portfolio of other brands inspired by surfing, skateboarding and snowboarding.

Net revenues by brand as a percentage of total net revenues for each of the last three fiscal years were as follows:

	2012	2011	2010
Quiksilver	39%	41%	42%
DC	30%	28%	26%
Roxy	26%	27%	29%
Other Brands	5%	4%	3%

Total	100%	100%	100%

Quiksilver

We have grown our Quiksilver brand from its origins in 1976 as a line of boardshorts to include a full range of products for men, women and children inspired by surfing and boardriding sports.

DC

We have grown our DC brand, which we acquired in 2004, from its origins as a line of technical skateboarding shoes to include a full range of products for men, women and children inspired by skateboarding, motocross, BMX, rally car and snowboarding.

Roxy

Our Roxy brand, introduced in 1991, includes a full range of products for young women and children inspired by surfing, beach and boardriding sports.

Other Brands

We have also developed or acquired several other brands, including, but not limited to, Hawk, a Tony Hawk-inspired line targeted at the skateboarding market, Lib Technologies and Gnu, which are targeted at the core snowboarding market, and several small surf-inspired brands.

Distribution Channels

We sell our products in over 90 countries around the world through wholesale customers, our own retail stores and via e-commerce. Net revenues by distribution channel as a percentage of total net revenues for each of the last three fiscal years were as follows:

	2012	2011	2010
Wholesale	73%	76%	75%
Retail	23%	22%	24%
E-commerce	4%	2%	1%

Total	100%	100%	100%

Our wholesale revenues are spread over a large and diversified customer base. During fiscal 2012, approximately 16% of our consolidated revenues were from our ten largest customers, and our largest customer accounted for approximately 3% of such revenues. In the wholesale channel, our products are sold in major markets by over 300 independent sales representatives in addition to our employee sales staff. In smaller markets, we use over 150 local distributors. Our independent sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our brand image at the retail level.

We believe that the integrity and success of our brands is dependent, in part, upon our careful selection of appropriate retailers to support our brands in the wholesale sales channel. A foundation of our business is the distribution of our products through surf shops, skateboard shops, snowboard shops and our own proprietary retail concept stores, where the environment communicates our brand and culture. Our distribution channels serve as a base of legitimacy and long-term loyalty to our brands. Most of our wholesale accounts stand alone or are part of small chains.

Our products are also distributed through active lifestyle specialty chains. This category includes chains in the United States such as Zumiez, Tilly’s, Famous Footwear, and Journeys, chains in Europe such as Go Sport, Intersport and Sport 2000, and chains in the Asia/Pacific region such as City Beach and Murasaki Sports. Limited collections of our products are distributed through department stores, including Macy’s in the United States, Galeries Lafayette in France, and El Corte Ingles in Spain.

Our products are found in approximately 48,000 store locations throughout the world.

For a discussion regarding our retail distribution channel, please see “Retail Concepts” below.

We also operate several e-commerce websites that sell our products throughout the world and provide online content for our customers regarding our brands, athletes, events and the lifestyle associated with our brands.

Geographical Sales

Our sales are globally diversified and are managed regionally. Net revenues in our Americas segment are primarily generated from the United States, Canada, Brazil and Mexico. Net revenues in our Europe, Middle East and Africa segment (“EMEA”) are primarily generated from continental Europe, the United Kingdom, and South Africa. Net revenues from our Asia/Pacific segment (“APAC”) are primarily generated from Australia, Japan, New Zealand and Indonesia. The following table summarizes our net revenues by country as a percentage of total net revenues (excluding licensees) for each of the last three fiscal years:

	2012	2011	2010
United States	39%	35%	34%
France	11%	11%	11%
Australia/New Zealand	8%	7%	8%
Spain	6%	7%	8%
Canada	6%	6%	6%
Japan	5%	5%	5%
United Kingdom	4%	3%	3%
Brazil	3%	3%	3%
Germany	3%	3%	2%
All other countries	15%	20%	20%

Total	100%	100%	100%

We generally sell our apparel, footwear, accessories and related products to wholesale customers on a net-30 to net-60 day basis in the Americas, and on a net-30 to net-90 day basis in EMEA and APAC depending on the country, product category, and whether we sell directly to retailers in the country or to a distributor. Some customers are required to pay for product upon delivery. We generally do not reimburse our customers for marketing expenses or guarantee margins to our customers. A limited amount of product is offered on consignment within APAC and EMEA.

For additional information regarding our operating segments, please see Note 14, “Segment and Geographic Information”, to our consolidated financial statements.

Product Categories

We offer a combination of apparel, footwear, accessories and related products within each of our core brands. Net revenues by major product category as a percentage of total net revenues for each of the last three fiscal years were as follows:

	2012	2011	2010
Apparel	63%	61%	64%
Footwear	24%	23%	21%
Accessories and related products	13%	16%	15%

Total	100%	100%	100%

Typical retail selling prices of some of our primary products on a segment basis are as follows:

	Americas	EMEA	APAC
	(USD)	(Euros)	(AUD)
T-shirt	22	25	35
Walking Short	54	53	59
Snowboard Jacket	192	133	243
Skate Shoe	72	61	76

Seasonality

Although our products are generally available throughout the year, demand for different categories of products changes in different seasons of the year. Sales of shorts, short-sleeve shirts, t-shirts and swimwear are higher during the spring and summer seasons. Sales of pants, long-sleeve shirts, fleece, jackets, sweaters and technical outerwear are higher during the fall and holiday seasons. Our sales fluctuate from quarter to quarter due to these seasonal consumer demand patterns as well as the effect that the Christmas and holiday seasons have on consumer spending. Net revenues (in millions) by quarter for each of the last three fiscal years were as follows:

	2012		2011		2010
1st Quarter	$450	22%	$427	22%	$433	24%
2nd Quarter	492	24%	478	24%	468	25%
3rd Quarter	512	26%	503	26%	442	24%
4th Quarter	559	28%	545	28%	495	27%

	$2,013	100%	$1,953	100%	$1,838	100%

Retail Concepts

We believe retail stores are an important component of our overall global growth strategy. We operate a combination of our proprietary, multi-brand Boardriders Club stores as well as Quiksilver, Roxy and DC brand stores that feature a broad selection of products from our core brands and, at times, a limited selection of products from our other brands. The proprietary design of our stores demonstrates our history, authenticity and commitment to surfing and other boardriding sports. In addition to our core brand stores, we operate 120 factory outlet stores specifically designed to sell discounted and prior season products in the normal course of business. At times, we may also have a limited number of other brand stores that serve to test different retail strategies than those featured by our core brand stores. In various territories, we also operate Quiksilver and Roxy shops primarily within larger department stores. These “shop in shops” require a much smaller initial investment and are typically smaller than a traditional retail store while having many of the same operational characteristics.

As of October 31, 2012, we owned 605 stores in various markets, detailed as follows by format and segment:

Format:	2012	2011	2010
Full-price stores	291	283	277
Shop-in-shops	194	155	147
Factory outlets	120	109	116

Total	605	547	540

Segment:	2012	2011	2010
EMEA	271	258	272
APAC	224	172	162
Americas	110	117	106

Total	605	547	540

In addition to the Company-owned stores noted above, we also had licensed 224 stores to independent retailers in various countries as of October 31, 2012.

Future Season Orders

At the end of November 2012, our backlog totaled $466 million compared to $480 million the year before. Our backlog depends upon a number of factors and fluctuates based upon the timing of trade shows, sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates, decisions regarding brand distribution and product samples, market conditions, and other factors. The timing of shipments also fluctuates from year to year based upon the production of goods, our ability to distribute our products in a timely manner, and customer requests for timing of product delivery. As a consequence, a comparison of backlog from season to season is not necessarily meaningful and may not be indicative of eventual shipments or forecasted revenues.

Segment Information

We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South and Central America, includes revenues primarily from the U.S., Canada, Brazil and Mexico. Our EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, and South Africa. Our APAC segment, consisting of Australia, New Zealand, and Asia, includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income (loss) and identifiable assets attributable to our operating segments, see note 14 of our consolidated financial statements.

Product Design and Development

Our apparel, footwear, accessories and related products are designed to support the positioning of our brands. Creative design, innovative fabrics and quality of workmanship are emphasized. Our design and merchandising teams create seasonal product ranges for each of our brands. These design groups constantly monitor local and global fashion trends. We believe our most valuable input comes from our own managers, employees, sponsored athletes and independent sales representatives who are actively involved in surfing, skateboarding, snowboarding and other sports in our core market. This connection with our core market continues to be the inspiration for our products and is key to our reputation for distinct and authentic design. Our design centers in Huntington Beach, California and St. Jean de Luz, France develop and share designs, merchandising themes, and concepts that are globally consistent while reflecting local adaptations for differences in geography, culture and taste.

Production and Raw Materials

Our apparel, footwear, accessories and related products are generally sourced from a variety of suppliers principally in China, Korea, India, Vietnam and other parts of the Far East and, to a lesser extent, in Mexico, Turkey, Portugal and other foreign countries. After being imported, many of these products require embellishments such as screenprinting, dyeing, washing or embroidery.

During fiscal 2012, no single supplier of finished goods accounted for more than 8% of our consolidated production. Our largest raw material supplier accounted for 26% of our expenditures for raw materials during fiscal 2012, however, our raw materials expenditures comprised less than 1% of our consolidated production costs. We believe that numerous finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these suppliers. However, shortages of raw materials or labor pricing pressures can result in delays in deliveries of our products by our suppliers or in increased costs to us.

We retain independent buying agents, primarily in China, India, and Vietnam, to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, blanks and other products. These agents monitor duties and other trade regulations and perform some of our quality control functions. As of October 31, 2012, we also had approximately 300 employees primarily in China, Vietnam and India, that are involved in sourcing and quality control functions to assist us in monitoring and coordinating our overseas production. By having employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with our standards of manufacturing practices. Our policies require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the manufacture of products.

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

A portion of our finished goods and raw materials must be committed to and purchased prior to the receipt of customer orders. If we overestimate the demand for a particular product, excess production can generally be distributed in our factory outlet stores or through secondary wholesale distribution channels. If we overestimate the purchase of a particular raw material, it can generally be used in garments for subsequent seasons or in garments for distribution through our factory outlet stores or secondary wholesale distribution channels.

Imports and Import Restrictions

We import finished goods and raw materials for our domestic operations under multilateral and bilateral trade agreements between the U.S. and a number of foreign countries, including India and China. These agreements impose duties on the products that are imported into the U.S. from the affected countries. In Europe, we operate in the European Union (“EU”) within which there are few trade barriers. We also operate under constraints imposed on imports of finished goods and raw materials from outside the EU, including quotas and duty charges.

Promotion and Advertising

The strength of our brands is based upon decades of active involvement in surf, skate and snow sports that have established our legitimacy. We sponsor athletes who use our products in outdoor sports, such as surfing, skateboarding, snowboarding, skiing, BMX and motocross, and produce or sponsor events that showcase these sports. Our brands have become closely identified not only with the underlying sports they represent, but also with the lifestyle that is associated with those who are active in such sports. Accordingly, our advertising efforts are focused on promoting the sports and related lifestyle in addition to advertising specific products. As these sports and lifestyle have grown in popularity globally, the visibility of our brands has increased.

We have relationships with leading athletes worldwide. These include such well-known personalities as Dane Reynolds, Kelly Slater, Ken Block, Rob Dyrdek, Tony Hawk, Torah Bright, and Travis Pastrana, among many others. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor many up-and-coming professionals and amateurs. We believe that these athletes legitimize the performance of our products, form the basis for our advertising and promotional content, maintain an authentic connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.

The events and promotions that we sponsor include world-class boardriding events, such as the Quiksilver Pro (in France and Australia), the Quiksilver In Memory of Eddie Aikau, which we believe is the most prestigious event among surfers, and Street League, an indoor skateboarding competition tour in the United States founded by Rob Dyrdek. We also sponsor many women’s events and some of our Quiksilver, DC and Roxy athletes participate in the Summer and Winter X-Games as well as the Olympics. In addition, we sponsor many regional and local events, such as surf camps for beginners and enthusiasts, that reinforce the reputations of our brands as authentic among athletes and non-athletes alike.

Our brand messages are communicated through advertising, social media, editorial content and other programming in both core and mainstream media. Coverage of our sports, athletes and related lifestyle forms the basis of content for core magazines, such as Surfer, Surfing and Transworld Skateboarding. Through our various entertainment initiatives, we bring our lifestyle message to an even broader audience through television, films, social media, online video (such as DC’s Gymkhana series on YouTube), books and co-sponsored events and products.

Trademarks, Licensing Agreements and Patents

Trademarks

We own the “Quiksilver” and “Roxy” trademarks and the related mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “DCSHOECOUSA”, the “DC Star” logo, “Hawk”, “Lib Tech”, and “Gnu”, among others.

We apply for and register our trademarks throughout the world, mainly for use on apparel, footwear, accessories and related products, as well as for retail services. We believe our trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Because of the success of our trademarks, we also maintain global anti-counterfeiting programs to protect our brands.

Licensing Agreements and Patents

We own rights throughout the world to use and license the Quiksilver and Roxy trademarks in apparel, footwear and related accessory product classifications. We also own rights throughout the world to use and license the DC related trademarks for the footwear, apparel and accessory products that we distribute under such brand. We directly operate all of the global Quiksilver and Roxy businesses with the exception of licensees in certain countries.

We license our Hawk brand in the United States to Kohl’s Stores, Inc., a department store chain with over 1,100 stores. Under the Kohl’s’ license agreement, Kohl’s has the exclusive right to manufacture and sell Hawk branded apparel and some related products in its U.S. stores and through its website. We receive royalties from Kohl’s based upon sales of Hawk branded products. Under the license agreement, we are responsible for product design, and Kohl’s manages sourcing, distribution, marketing and all other functions relating to the Hawk brand. The term of the current license agreement expires in fiscal 2015 and Kohl’s has two remaining five-year extensions, exercisable at its option. We retain the right to manufacture and sell Hawk branded products outside of the United States.

Our patent portfolio contains patents and applications primarily related to wetsuits, skate shoes, watches, boardshorts, snowboards and snowboard boots.

Competition

We face competition from many global lifestyle brands and companies such as Nike, VF Corp., PPR, Vans, Reebok, North Face, Billabong, Hurley, Rip Curl, Volcom, Etnies, and Tom’s Shoes, as well as other regional and local brands that compete with us for market share and floor space with our wholesale customers.

In addition to brand competition, we face distribution channel competition. Our retail stores compete with multi-brand wholesale accounts, as well as vertical retail brands such as Hollister, Gap, and Abercrombie & Fitch, and retail stores of our brand competitors such as Nike stores, Billabong stores, and Vans stores, among others. We also face competition from non-branded retailers such as H&M, Zara and Forever 21.

Our retail stores and e-commerce websites also compete with the e-commerce websites of our wholesale accounts, competitive brands, and online-only competitors such as Amazon, e-Bay, and many other global, regional, and local e-commerce businesses.

Some of our competitors are significantly larger than we are and may have substantially greater resources than we have.

We compete primarily on the basis of successful brand management, product design, product quality, pricing, service and delivery. To remain competitive, we must:

•	maintain our reputation for authenticity in the core boardriding and outdoor sports lifestyle markets;

•	continue to develop and respond to global fashion and lifestyle trends in our markets;

•	create innovative, high quality and stylish products at appropriate price points;

•	convey our outdoor sports lifestyle messages to consumers worldwide; and

•	source and deliver products on time to our wholesale customers.

Employees

At October 31, 2012, we had approximately 7,000 full-time equivalent employees, consisting of approximately 2,850 in the Americas, approximately 2,500 in EMEA and approximately 1,650 in APAC. None of these employees are represented by trade unions. Certain French employees are represented by workers councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers’ councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers’ councils to be good.

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

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and registration statements, and any amendments thereto, with the Securities and Exchange

Commission (SEC). All such filings are available online through the SEC’s website at http://www.sec.gov or on our corporate website at http://www.quiksilverinc.com. We make available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. In addition, copies of the written charters for the committees of our board of directors, our Corporate Governance Guidelines, our Code of Ethics for Senior Financial Officers and our Code of Business Conduct and Ethics are also available on our website, and can be found under the Investor Relations and Corporate Governance links. Copies are also available in print, free of charge, by writing to Investor Relations, Quiksilver, Inc., 15202 Graham Street, Huntington Beach, California 92649. We may post amendments or waivers of our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our website. This website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

Item 1A. RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are often, but not always, identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “outlook,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	Expectations regarding gross margin in our EMEA segment for fiscal 2013;

•	Anticipated levels of capital expenditures for fiscal 2013;

•	Current or future volatility in certain economies, credit markets and future market conditions; and

•	Our belief that we have sufficient liquidity to fund our business operations during the next twelve months.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to execute our mission and strategies;

•	our ability to achieve the financial results that we anticipate;

•	our ability to effectively transition our supply chain and certain other business processes to global scope;

•	future expenditures for capital projects, including the ongoing implementation of our global enterprise-wide reporting system;

•	increases in production costs and raw materials and disruptions in the supply chains for these materials;

•	deterioration of global economic conditions and credit and capital markets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations;

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;

•	the occurrence of hostilities or catastrophic events;

•	changes in customer demand; and

•

disruptions to our computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Our business faces numerous risks, many of which are beyond our control. The impact of these risks, as well as other unforeseen risks, could have a material negative impact on our business, financial condition or results of operations and the trading price of our common stock or our senior notes could decline as a result. You should consider these risks before deciding to invest in, or maintain your investment in, our common stock or senior notes.

Unfavorable economic conditions could have a material adverse effect on our business, results of operations and financial condition.

The apparel, footwear and accessories industries have historically been subject to substantial cyclical variations. Our financial performance has been, and may continue to be, negatively affected by unfavorable economic conditions. Continued or further recessionary economic conditions, uncertainty concerning the euro, unemployment in the Euro zone, or other macro economic factors may have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel and footwear, like our products, tend to decline which may result in reduced orders from retailers for our products, order cancellations, and/or unanticipated discounts. A continuation of the general reduction in consumer discretionary spending in the domestic and international economies, as well as the impact of tight credit markets on us, our suppliers, other vendors or customers, could have a material adverse effect on our results of operations and financial condition.

The apparel, footwear and accessories industries are each highly competitive, and if we fail to compete effectively, we could lose our market position.

The apparel, footwear and accessories industries are each highly competitive. We compete against a number of domestic and international designers, manufacturers, retailers and distributors of apparel, footwear and accessories. In order to compete effectively, we must (1) maintain the image of our brands and our reputation for authenticity in our core boardriding markets; (2) be flexible and innovative in responding to rapidly changing market demands on the basis of brand image, style, performance and quality; and (3) offer consumers a wide variety of high quality products at competitive prices.

The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. A small number of our global competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as sales, marketing, strategic acquisitions and athlete endorsements. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product lines. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. In addition, if our sponsored athletes terminate their relationships with us and endorse the products of our competitors, we may be unable to obtain endorsements from other comparable athletes. If we fail to retain our competitive position, our sales could decline significantly which would have a material adverse impact on our results of operations, financial condition and liquidity.

If we are unable to develop innovative and stylish products in response to rapid changes in consumer demands and fashion trends, we may suffer a decline in our revenues and market share.

The apparel, footwear and accessories industries are subject to rapidly changing consumer demands based on fashion trends and performance features. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and image of our brands and the quality of our products.

As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our results of operations and financial condition.

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

Our business could be harmed if we fail to execute our internal plans to transition our supply chain and certain other business processes to global scope.

We are in the process of transitioning our supply chain and certain other business processes to global scope. If our globalization efforts fail to produce planned efficiencies, or the transition is not managed effectively, we may experience excess inventories, inventory shortage, lost revenues, or increased costs. Any business disruption arising from our globalization efforts, or our failure to effectively execute our internal plans for globalization, could adversely impact our results of operations and financial condition.

Our business could be harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to satisfy customer demand, as well as damage to our reputation and customer relationships. A failure to accurately predict the level of demand for our products could cause a decline in revenue and adversely impact our results of operations and financial condition.

The demand for our products is seasonal and is dependent upon several unpredictable factors.

Consumer demand for our products can fluctuate significantly from quarter to quarter and year to year. Consumer demand is dependent on many factors, including customer acceptance of our product designs, fashion trends, economic conditions, changes in consumer spending, weather patterns during peak selling periods, and numerous other factors beyond our control. The seasonality of our business and/or misjudgment in consumer demands could have a material adverse effect on our financial condition and results of operations.

Our industry is subject to pricing pressures that may adversely impact our financial performance.

We source many of our products offshore because manufacturing costs, particularly labor costs, are generally less than in the U.S. Many of our competitors also source their products offshore, possibly at lower costs than we can, and they may use these cost savings to reduce prices. To remain competitive, we may be forced to adjust our prices from time to time in response to these pricing pressures. As a result, our financial performance may be negatively affected if we are forced to reduce our prices while not able to reduce production costs or our production costs increase and we are unable to proportionately increase our prices. Any inability on our part to effectively respond to changing prices and sourcing costs could have a material adverse impact on our results of operations, financial condition and liquidity.

Fluctuations in the cost and availability of raw materials, labor, and transportation could cause manufacturing delays and increase our costs.

The prices of the fabrics used to manufacture our products depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly with the growth of the middle class in certain developing countries. The cost of logistics and transportation has been increasing as well, in large part due to the increase in the price of oil. Any fluctuations in the cost and availability of any of our raw materials or other sourcing costs could have a material adverse effect on our gross margins and our ability to meet consumer demands.

Factors affecting international commerce and our international operations may seriously harm our financial condition.

We generate the majority of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our revenue in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, including:

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

In addition, as we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure our employees comply with these laws. If any of our overseas operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

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

In addition, the countries in which our products are manufactured or into which they are imported may from time to time impose new quotas, duties, tariffs, requirements as to where raw materials must be purchased, new workplace regulations or other restrictions on our imports, or otherwise adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business.

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

•

we have short term lines of credit in our EMEA and APAC segments that are subject to periodic review and renewal, and we may be unable to extend these lines at terms favorable to us, requiring the use of cash on hand or available credit; and

•	we may be placed at a competitive disadvantage against less leveraged competitors.

We lease retail stores, office space, and distribution center facilities under operating leases, and if we terminate such leases prior to their contractual expiration, we could be liable for substantial payments for remaining lease liabilities.

We operate in excess of 600 retail stores, as well as various offices, showrooms, and distribution centers, under non-cancelable operating leases. We have, at times, closed certain underperforming stores prior to the termination of their related lease agreements. As a result, we have incurred mutually negotiated lease termination costs with landlords. We may close additional underperforming stores, or other leased facilities, prior to the termination of their related lease agreements in the future. Consequently, we may incur substantial lease termination payments that could decrease our profitability, reduce our cash balances or amounts available under credit facilities, and thereby have an adverse effect on our business, financial condition, and results of operations.

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

We have obtained some U.S. and foreign trademarks, patents and service mark registrations, and have applied for additional ones, but cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. The loss of trademarks, patents and service marks, or the loss of the exclusive use of our trademarks, patents and service marks, could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we devote substantial resources to the establishment and protection of our trademarks, patents and service marks on a worldwide basis and continue to evaluate the registration of additional trademarks, patents and service marks, as appropriate. There can be no assurance that our actions taken to establish and protect our trademarks, patents and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of their trademark, patent or other proprietary rights.

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

Difficulties in implementing our new global Enterprise Resource Planning system and other technologies could impact our ability to design, produce and ship our products on a timely basis.

We are in the process of implementing the SAP Apparel and Footwear Solution in addition to certain peripheral technologies as our core operational and financial system (together, “ERP”). The ongoing implementation of the

ERP is a key part of our continuing efforts to manage our business more effectively by eliminating redundancies and enhancing our overall cost structure and margin performance. Difficulties in implementing SAP and integrating peripheral technologies to this new ERP could impact our ability to design, produce and ship our products on a timely basis.

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

Changes in foreign currency exchange rates could affect our reported revenues and costs.

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

Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock, senior notes, or both. We cannot predict the effect that future sales of our common stock or other equity-related securities, including the exercise and/or sale of the equity securities held by entities affiliated with Rhône Capital LLC, would have on the market price of our common stock or the value of our senior notes.

Employment related matters may affect our profitability.

As of October 31, 2012, we had no unionized employees, but certain French employees are represented by workers’ councils. As we have little control over union activities, we could face difficulties in the future should our workforce become unionized. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers’ councils.

The effects of war, acts of terrorism, natural disasters or other unforeseen wide-scale events could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism and associated heightened security measures and military actions in response to acts of terrorism has disrupted commerce and has intensified uncertainties in the U.S. and international economies. Any further acts of terrorism, a future war, or a widespread natural or other disaster, such as the earthquake and resulting tsunami and radioactivity issues in Japan, may disrupt commerce, undermine consumer confidence and lead to a further downturn in the U.S. or international economies, which could negatively impact our revenues. Furthermore, an act of terrorism or war, or the threat thereof, or any natural or other disaster that results in unforeseen interruptions of commerce, could negatively impact our business by interfering with our ability to obtain products from our manufacturers.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could adversely affect our business.

We are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). As a result, we have incurred and expect to continue to incur substantial expenses to comply with SOX 404 requirements. If, for any reason, our SOX 404 compliance efforts fail to result in an unqualified opinion regarding the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business, stock price and ability to attract credit. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to: (1) accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital, our results of operations and our financial condition; and (2) appropriately manage or control our operations, which could adversely impact our results of operations.

If our goodwill becomes impaired, we may be required to record a significant charge to our earnings.

We may be required to record future impairments of goodwill to the extent the fair value of any of our reporting units is less than its carrying value. As of October 31, 2012, the fair value of the Americas reporting unit substantially exceeded its carrying value. The fair values of the EMEA and APAC reporting units exceeded their carrying values by 6% and 5%, respectively. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates, gross profit performance, and other assumptions used to estimate goodwill recoverability, future reductions in our expected cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on our results of operations and financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of October 31, 2012, our principal facilities in excess of 40,000 square feet were as follows:

Location	Principal Use	Square Footage	Lease Expiration
Huntington Beach, CA	Offices	223,000	2029	*
Huntington Beach, CA	Offices	120,000	2034	*
Huntington Beach, CA	Offices	102,000	2023	*
Mira Loma, CA	Distribution center	683,000	2027	*
St. Jean de Luz, France	Offices	151,000	N/A	**
St. Jean de Luz, France	Distribution center	127,000	N/A	**
Rives, France	Distribution center	206,000	2016
Torquay, Australia	Offices	54,000	2024	*
Geelong, Australia	Distribution center	81,000	2038	*
Geelong, Australia	Distribution center	134,000	2039	*

*	Includes extension periods exercisable at our option.

**	These locations are owned.

As of October 31, 2012, we operated 110 retail stores in the Americas, 271 retail stores in EMEA, and 224 retail stores in APAC on leased premises. The leases for our facilities, including retail stores, required aggregate annual rentals of approximately $135 million in fiscal 2012. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. We believe that our corporate, distribution and retail leased facilities are suitable and adequate to meet our current needs.

Item 3. LEGAL PROCEEDINGS

As part of our global operations, we may be involved in legal claims involving trademarks, intellectual property, licensing, employment matters, compliance, contracts and other matters incidental to our business. We believe the resolution of any such matter currently threatened or pending will not have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years, are set forth below.

	High	Low
Fiscal 2012
4th quarter ended October 31, 2012	$3.72	$2.60
3rd quarter ended July 31, 2012	3.53	2.09
2nd quarter ended April 30, 2012	4.89	3.38
1st quarter ended January 31, 2012	4.48	2.70

Fiscal 2011
4th quarter ended October 31, 2011	$5.32	$2.61
3rd quarter ended July 31, 2011	5.57	4.12
2nd quarter ended April 30, 2011	4.79	4.05
1st quarter ended January 31, 2011	5.69	3.88

We have historically reinvested our earnings in our business and have never paid a cash dividend. No change in this practice is currently being considered. Any payment of cash dividends in the future will be determined by our Board of Directors, considering conditions existing at that time, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the indentures related to our senior notes and under our other debt agreements, there are limits on the dividends and other payments that certain of our subsidiaries may pay to us and we must obtain prior consent to pay dividends to our stockholders above a pre-determined amount.

On December 31, 2012, there were 871 holders of record of our common stock and an estimated 31,300 beneficial stockholders.

Item 6. SELECTED FINANCIAL DATA

The statements of operations and balance sheet data shown below were derived from our consolidated financial statements. Our consolidated financial statements as of October 31, 2012 and 2011 and for each of the three years in the period ended October 31, 2012, included herein, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended October 31,
Amounts in thousands, except ratios and per share data	2012(1)	2011(1)	2010(1)(2)	2009(1)(2)	2008(1)(2)
Statements of Operations Data:
Revenues, net	$2,013,239	$1,953,061	$1,837,620	$1,977,526	$2,264,636
(Loss)/income before provision for income taxes	(2,186)	(32,185)	15,333	(3,622)	99,261
(Loss)/income from continuing operations(3)	(10,756)	(21,258)	(11,514)	(73,215)	65,544
Income/(loss) from discontinued operations(3)	—	—	1,830	(118,827)	(291,809)
Net loss(3)	(10,756)	(21,258)	(9,684)	(192,042)	(226,265)
(Loss)/income per share from continuing operations(3)	(0.07)	(0.13)	(0.09)	(0.58)	0.52
Income/(loss) per share from discontinued operations(3)	—	—	0.01	(0.94)	(2.32)
Net loss per share(3)	(0.07)	(0.13)	(0.07)	(1.51)	(1.80)
(Loss)/income per share from continuing operations, assuming dilution(3)	(0.07)	(0.13)	(0.09)	(0.58)	0.51
Income/(loss) per share from discontinued operations, assuming dilution(3)	—	—	0.01	(0.94)	(2.25)
Net loss per share, assuming dilution(3)	(0.07)	(0.13)	(0.07)	(1.51)	(1.75)
Weighted average common shares outstanding(4)	164,245	162,430	135,334	127,042	125,975
Weighted average common shares outstanding, assuming dilution(4)	164,245	162,430	135,334	127,042	129,485

Balance Sheet Data:
Total assets	$1,718,240	$1,764,223	$1,696,121	$1,852,608	$2,170,265
Working capital	549,253	581,361	537,439	561,697	631,315
Lines of credit	18,147	18,335	22,586	32,592	238,317
Long-term debt	739,822	729,351	706,187	1,006,661	822,001
Stockholders’ equity(3)	583,310	610,098	610,368	456,595	599,966

Other Data:
Adjusted EBITDA(5)	$140,642	$194,281	$204,377	$131,532	$278,945
Current ratio	2.5	2.6	2.6	2.3	1.9
Return on average stockholders’ equity(6)	(1.8)%	(3.5)%	(2.2)%	(13.9)%	8.8%

(1)

Fiscal 2012, 2010 and 2009 include retail store asset impairments of $7 million, $12 million and $11 million, respectively. Fiscal 2011 and 2008 include goodwill and retail store asset impairments of $86 million and $66 million, respectively.

(2)	Fiscal 2010, 2009, and 2008 reflect the operations of Rossignol and Cleveland Golf as discontinued operations.

(3)	Attributable to Quiksilver, Inc.

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

(5)

Adjusted EBITDA is defined as net (loss)/income from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) provision/(benefit) for income taxes, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of (loss)/income from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA:

	Year Ended October 31,
in thousands	2012	2011	2010	2009	2008
(Loss)/income from continuing operations attributable to Quiksilver, Inc.	$(10,756)	$(21,258)	$(11,514)	$(73,215)	$65,544
Provision/(benefit) for income taxes	7,557	(14,315)	23,433	66,667	33,027
Interest expense, net	60,823	73,808	114,109	63,924	45,327
Depreciation and amortization	53,232	55,259	53,861	55,004	57,231
Non-cash stock-based compensation expense	22,552	14,414	12,831	8,415	12,019
Non-cash asset impairments	7,234	86,373	11,657	10,737	65,797

Adjusted EBITDA	$140,642	$194,281	$204,377	$131,532	$278,945

(6)	Computed based on (loss)/income from continuing operations attributable to Quiksilver, Inc. divided by the average of beginning and ending Quiksilver, Inc. stockholders’ equity.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” within Item 1A.

Overview

We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. We reincorporated in Delaware and went public in 1986 and, in subsequent years, acquired the worldwide licenses and trademarks that created the global company that we are today. Our business is rooted in the strong heritage and authenticity of our core brands, Quiksilver, Roxy and DC, each of which caters to the casual, outdoor lifestyle associated with surfing, skateboarding, snowboarding, BMX and motocross, among other activities. Today, our products are sold throughout the world, primarily in surf shops, skate shops, snow shops and specialty stores. We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment includes revenues primarily from the United States, Canada, Brazil and Mexico. Our EMEA segment includes revenues primarily from continential Europe, the United Kingdom, and South Africa. Our APAC segment includes revenues primarily from

Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations along with revenues from sourcing services for our licensees.

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of net revenues for the fiscal years indicated. The discussion that follows should be read in conjunction with the table:

	Year Ended October 31,
	2012	2011	2010
Statements of Operations data

Revenues, net	100.0%	100.0%	100.0%
Gross margin	48.7	52.4	52.6
Selling, general and administrative expense	45.5	45.9	45.3
Asset impairments	0.4	4.4	0.6

Operating income	2.8	2.1	6.7
Interest expense	3.0	3.8	6.2
Foreign currency and other income	(0.1)	(0.1)	(0.3)

(Loss)/income before provision for income taxes	(0.1)%	(1.6)%	0.8%

Other data
Adjusted EBITDA (1)	7.0%	9.9%	11.1%

(1)	For a definition of Adjusted EBITDA and a reconciliation of (loss)/income attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (5) to the table under Item 6. Selected Financial Data.

Fiscal 2012 Compared to Fiscal 2011

Revenues, net

Revenues, net – By Segment

The following table presents consolidated net revenues (in millions) by segment in historical currency for each of fiscal 2012 and 2011:

	Americas	EMEA	APAC	Corporate	Total
Fiscal 2012	$992	$711	$307	$3	$2,013
Fiscal 2011	914	761	272	5	1,953
% increase/(decrease)	8%	(7%)	13%		3%

Our net revenues for fiscal 2012 were $2.01 billion, up 3% from $1.95 billion in fiscal 2011. The $60 million increase in net revenues in fiscal 2012 was driven by a $78 million increase in our Americas segment and a $35 million increase in our APAC segment, partially offset by a $50 million decline in our EMEA segment. The decline in net revenues in our EMEA segment in fiscal 2012 was almost entirely due to unfavorable changes in foreign currency exchange rates between fiscal 2012 and fiscal 2011. Absent changes in foreign currency exchange rates, EMEA net revenues increased just under 1% in fiscal 2012. A more detailed discussion of net revenue changes by segment, brand and channel as adjusted for changes in foreign currency exchange rates (i.e., in constant currency) is set forth below.

We use constant currency measurements to better understand actual growth rates in our foreign operations. Constant currency measurements remove the impact of foreign currency exchange rate fluctuations from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period.

The following table presents consolidated net revenues (in millions) by segment in constant currency for each of fiscal 2012 and 2011:

	Americas	EMEA	APAC	Corporate	Total
Fiscal 2012	$992	$711	$307	$3	$2,013
Fiscal 2011	904	706	273	5	1,888
% increase	10%	1%	12%		7%

In constant currency, net revenues increased 7% compared to the prior year. Net revenues in the Americas segment increased 10% versus the prior year due to low double-digit percentage growth across all three core brands (Quiksilver, Roxy and DC) and growth across all three distribution channels, particularly within the wholesale channel. Net revenues in the EMEA segment increased 1% versus the prior year with low double-digit percentage growth in DC revenues largely offset by high-single digit percentage declines in Quiksilver and Roxy revenues. Growth in the e-commerce and retail channels within EMEA were offset by a decline in the wholesale channel. Net revenues declined a combined 15% in constant currency within the wholesale and retail channels in the United Kingdom and Spain due to the negative economic circumstances in those countries. These declines were offset by significant e-commerce net revenue growth, partially due to an acquisition in the United Kingdom, as well as net revenue growth in Russia and Germany. Net revenues in the APAC segment increased 12% due to strong growth across all three core brands as well as in the wholesale and retail distribution channels. Net revenue growth in emerging markets, particularly Indonesia and South Korea, contributed significantly to the APAC net revenue growth.

Revenues, net – By Brand

Net revenues by brand (in millions), in both historical and constant currency, for each of fiscal 2012 and 2011 were as follows:

Net Revenue by Brand in Historical Currency (as reported):

	Quiksilver	DC	Roxy	Other	Total
Fiscal 2012	$794	$594	$524	$101	$2013
Fiscal 2011	806	545	519	83	1,953
% (decrease)/increase	(1)%	9%	1%	21%	3%

Net Revenue by Brand in Constant Currency (current year exchange rates):

	Quiksilver	DC	Roxy	Other	Total
Fiscal 2012	$794	$594	$524	$101	$2013
Fiscal 2011	773	530	503	82	1,888
% increase	3%	12%	4%	24%	7%

Quiksilver brand net revenues decreased 1% on an as reported basis due to a significant decline in EMEA wholesale revenues. In constant currency, Quiksilver brand net revenues increased 3% with low double-digit percentage growth in the Americas and APAC segments partially offset by a high single-digit percentage decrease in the EMEA segment. By channel, Quiksilver net revenues increased in both the retail and e-commerce channels and decreased slightly in the wholesale channel. DC brand net revenues increased 9% on an as reported basis and 12% in constant currency with double-digit percentage growth across all regional segments and distribution channels. Roxy brand net revenues increased 1% on an as reported basis and 4% in constant currency with strong growth in the Americas and APAC segments partially offset by a mid-single digit percentage decrease in the EMEA segment. Roxy net revenues grew in each distribution channel during fiscal 2012. Net revenues from our other brands increased over 20% due to expanded distribution of these much smaller brands.

Revenues, net – By Channel

Net revenues by channel (in millions), in both historical and constant currency, for each of fiscal 2012 and 2011 were as follows:

Net Revenue by Channel in Historical Currency (as reported):

	Wholesale	Retail	E-com	Total
Fiscal 2012	$1,472	$454	$87	$2013
Fiscal 2011	1,480	439	34	1,953
% (decrease)/increase	(0)%	3%	155%	3%

Net Revenue by Channel in Constant Currency (current year exchange rates):

	Wholesale	Retail	E-com	Total
Fiscal 2012	$1,472	$454	$87	$2013
Fiscal 2011	1,429	425	34	1,888
% increase	3%	7%	155%	7%

Wholesale net revenues decreased slightly on an as reported basis and increased 3% in constant currency in fiscal 2012 versus the prior year. Wholesale net revenues in our Americas and APAC segments increased in the high single-digits on a percentage basis versus the prior year, partially offset by a high single-digit percentage decrease in our EMEA segment. Significant economic difficulties in Europe have resulted in the loss of many small accounts and increased discounting in our EMEA segment. Retail net revenues increased 3% on an as reported basis and 7% in constant currency versus the prior year. Retail net revenues increased in all three regional segments when measured in constant currency. EMEA retail decreased slightly on an as reported basis due to unfavorable changes in foreign currency exchange rates. E-commerce net revenues increased over 150% versus the prior year due to significant growth in each of our online platforms, particularly within the EMEA segment through both organic and non-organic growth.

Gross Profit

Gross profit decreased to $980 million in fiscal 2012 from $1.02 billion in fiscal 2011. Gross margin decreased to 48.7% of net revenues in fiscal 2012 from 52.4% in the prior year, a decrease of 370 basis points. We experienced gross margin decreases across all three of our regional segments during fiscal 2012, primarily due to increased clearance sales at lower margins within our wholesale channel compared to last year (240 basis points), increased discounting within our retail channel (80 basis points), and the impact of changes in the geographical composition of our net revenues. We experienced net revenue growth in our Americas and APAC segments, but experienced a net revenue decrease in EMEA, which is historically our highest gross profit segment. Gross margin as a percentage of net revenues by regional segment for each of fiscal 2012 and 2011 was as follows:

	2012	2011	Basis Point Change
Americas	43.3%	46.5%	(320	) bp
EMEA	55.4%	59.6%	(420	) bp
APAC	51.1%	53.1%	(200	) bp
Consolidated	48.7%	52.4%	(370	) bp

The increased level of clearance sales in our wholesale channel and the higher level of discounting in our retail channel were driven by our decision to more aggressively liquidate excess prior season inventory in fiscal 2012, particularly in the fourth quarter. The level of excess prior season inventory was attributable to the revenue shortfall in EMEA versus our internal plans, retail store inventory rebalancing in the Americas, and slower inventory sell through than we anticipated for earlier seasons. The clearance sales within our wholesale channel were at lower margins than in fiscal 2011. As of October 31, 2012, prior season inventory was approximately 7% of total inventory, which was generally consistent with historical levels as of fiscal year-end. Due to the current economic difficulties in Europe, we believe that discounting within both the wholesale and retail channels may continue to impact our year over year gross margin comparisons in the EMEA segment. The relative level of discounted sales can be driven by a number of factors, including customer acceptance of our product designs, our projections of consumer demand, fashion trends, economic conditions, and changes in consumer spending, all of which are inherently difficult to anticipate. As a result of these factors, the level of discounted sales can fluctuate significantly from quarter to quarter.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) increased $20 million, or 2%, to $916 million in fiscal 2012 compared to $896 million in fiscal 2011. The increase in SG&A was primarily due to higher e-commerce expenses associated with the expansion of our online business and higher non-cash stock compensation expenses within our Corporate Operations segment, partially offset by reductions in marketing and other expense savings measures across all regions. Within APAC, the increase in SG&A was attributable to higher retail, selling and marketing expenses associated with the opening of new retail stores and growth in our emerging markets. SG&A by segment (in millions) as reported for fiscal 2012 and 2011 was as follows:

	2012		2011			Basis Point Change
	$	% of Net Revenues	$	% of Net Revenues	$ Change
Americas	362	36.5%	361	39.5%	1	(300	) bp
EMEA	338	47.5%	340	44.7%	(2)	280	bp
APAC	157	51.2%	148	54.3%	9	(310	) bp
Corporate Operations	59		47		12

Consolidated	916	45.5%	896	45.9%	20	(40	) bp

As a percentage of net revenues, SG&A improved by 40 basis points to 45.5% in fiscal 2012 compared to 45.9% in fiscal 2011. SG&A improved approximately 300 basis points in each of the Americas and APAC segments primarily due to net revenue growth outpacing SG&A growth in fiscal 2012. SG&A deleveraged 280 basis points in EMEA as the 1% reduction in SG&A expense was less than the 7% decrease in net revenues.

Asset Impairments

Asset impairment charges were $7 million in fiscal 2012 compared to $86 million in fiscal 2011. Impairment charges in fiscal 2012 were primarily related to our decision to close certain retail stores. Impairment charges for fiscal 2011 were primarily due to a $74 million goodwill impairment charge recorded in APAC due to the natural disasters that occurred in the region and their resulting impact on our business, as well as $12 million of impairment charges for certain retail stores.

Non-operating Expenses

Net interest expense decreased to $61 million in fiscal 2012 compared to $74 million in fiscal 2011 primarily as a result of the decline in our total non-cash interest expense. Non-cash interest expense decreased from $19 million in fiscal 2011 to $4 million in the current year, primarily due to a $14 million write-off of deferred debt issuance costs in fiscal 2011 associated with our European term loans that were paid off during the prior year upon the issuance of our European senior notes.

Our foreign currency gain amounted to $1.7 million in fiscal 2012 compared to $0.1 million in fiscal 2011. The current year gain resulted primarily from the foreign currency exchange effect of certain U.S. dollar denominated liabilities of our foreign subsidiaries.

Our income tax expense was $8 million in fiscal 2012 compared to a tax benefit of $14 million in fiscal 2011. Although we incurred a net loss during fiscal 2012, we incurred income tax expense of $8 million for the year as we were unable to benefit from the losses in certain jurisdictions where we have recorded valuation allowances. We also increased our gross deferred tax asset and valuation allowance relating to foreign net operating loss carryovers by approximately $82 million relating to a net operating loss incurred in a tax jurisdiction where we do not incur significant taxes. After valuation allowance, the impact of this additional net deferred tax asset resulted in a tax benefit of approximately $3 million in fiscal 2012.

Net Loss attributable to Quiksilver, Inc.

Our net loss attributable to Quiksilver, Inc. in fiscal 2012 was $11 million, or $0.07 per share on a diluted basis, compared to $21 million, or $0.13 per share on a diluted basis for fiscal 2011.

Adjusted EBITDA

Adjusted EBITDA decreased 28% to $141 million in fiscal 2012 compared to $194 million in fiscal 2011 primarily due to the gross profit margin decrease noted above. For a definition of Adjusted EBITDA and a reconciliation of loss from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (5) to the table under Item 6, Selected Financial Data.

Fiscal 2011 Compared to Fiscal 2010

Revenues, net

Our total net revenues increased 6% in fiscal 2011 to $1,953 million from $1,838 million in fiscal 2010. In constant currency, net revenues increased 3% compared to the prior year. The following table presents net revenues (in millions) by segment in historical currency for fiscal 2011 and 2010:

	Americas	EMEA	APAC	Corporate	Total
Fiscal 2011	$914	$761	$272	$5	$1,953
Fiscal 2010	843	729	261	5	1,838
% increase	8%	4%	5%		6%

Revenues in the Americas increased 8% to $914 million for fiscal 2011 from $843 million in the prior year, while EMEA revenues increased 4% to $761 million from $729 million and APAC revenues increased 5% to $272 million from $261 million for those same periods. The increase in Americas’ net revenues came primarily from DC and Quiksilver brand revenues, while Roxy brand revenues were consistent with the prior year. The increase in DC brand revenues came primarily from our footwear product category and, to a lesser extent, our accessories product category. The increase in Quiksilver brand revenues came primarily from our accessories product category and, to a lesser extent, our footwear and apparel product categories. Roxy brand revenues experienced growth in our accessories and footwear product categories, which was offset by a decrease in our apparel product category.

The following table presents net revenues (in millions) by segment in constant currency for fiscal 2011 and 2010:

	Americas	EMEA	APAC	Corporate	Total
Fiscal 2011	$914	$761	$272	$5	$1,953
Fiscal 2010	843	754	295	5	1,896
% increase/(decrease)	8%	1%	(8)%		3%

EMEA net revenues increased 1% in constant currency. The currency adjusted increase in EMEA came primarily from growth in DC brand revenues, partially offset by modest declines in our Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues. The increase in DC brand revenues came primarily from growth in our apparel product category and, to a lesser extent, our accessories and footwear product categories. The decrease in Roxy brand revenues was generally from our apparel product category and, to a lesser extent, our accessories product category, partially offset by growth in our footwear product category. The decrease in Quiksilver brand revenues was primarily from our accessories product category and, to a lesser extent, our footwear product category, partially offset by slight growth in our apparel product category. APAC’s net revenues decreased 8% in constant currency. The currency adjusted decrease in APAC revenues came primarily from Roxy brand revenues and, to a lesser extent, Quiksilver brand revenues, partially offset by strong growth in DC brand revenues.

Net revenues by brand (in millions) in historical currency for each of fiscal 2011 and 2010 were as follows:

	Quiksilver	DC	Roxy	Other	Total
Fiscal 2011	$806	$545	$519	$83	$1,953
Fiscal 2010	770	471	528	69	1,838
% increase/(decrease)	5%	16%	(2)%	20%	6%

Gross Profit

Gross profit increased to $1.02 billion in fiscal 2011 from $967 million in the prior year. Gross margin decreased slightly to 52.4% of net revenues in fiscal 2011 from 52.6% in the prior year.

Gross margin as a percentage of net revenues by regional segment for each of fiscal 2011 and 2010 was as follows:

	2011	2010	Basis Point Change
Americas	46.5%	46.3%	20 bp
EMEA	59.6%	59.8%	(20) bp
APAC	53.1%	54.2%	(110) bp
Consolidated	52.4%	52.6%	(20) bp

Gross margin in the Americas segment increased 20 basis points to 46.5% from 46.3% in the prior year. EMEA gross margin decreased 20 basis points to 59.6% from 59.8%. APAC gross margin decreased 110 basis points to 53.1% from 54.2%. The increase in Americas’ gross margin was primarily the result of a greater percentage of retail versus wholesale sales, including e-commerce sales. Our retail gross margins are typically higher than our wholesale gross margins. Our EMEA gross margin decreased primarily as a result of a smaller percentage of retail versus wholesale sales, as we operated fewer retail stores throughout EMEA during fiscal 2011. In APAC, the gross margin decrease was primarily due to a smaller percentage of retail versus wholesale sales, partially offset by continued margin improvements at retail in Japan, although such improvements were somewhat muted due to the impact of the natural disasters that occurred in that market.

Selling, General and Administrative Expense

Our SG&A increased 8% in fiscal 2011 to $896 million from $832 million in fiscal 2010. As a percentage of net revenues, SG&A increased to 45.9% of revenues in fiscal 2011 compared to 45.3% in fiscal 2010. SG&A by segment for fiscal 2011 and 2010 was as follows:

	2011		2010			Basis Point Change
	$	% of Net Revenues	$	% of Net Revenues	$ Change
Americas	361	39.5%	325	38.5%	36	100 bp
EMEA	340	44.7%	340	46.7%	0	(200) bp
APAC	148	54.3%	128	49.2%	20	510 bp
Corporate Operations	47		39		8

Consolidated	896	45.9%	832	45.3%	64	60 bp

In the Americas, SG&A expenses increased 11% to $361 million in fiscal 2011 from $325 million in fiscal 2010. SG&A as a percentage of revenues increased to 39.5% compared to 38.5% in the prior year. The increase in SG&A as a percentage of revenues in the Americas was primarily due to additional spending to support growth initiatives, including marketing, retail and e-commerce expenses. In EMEA, SG&A was unchanged at $340 million. SG&A as a percentage of revenues decreased to 44.7% compared to 46.7% in the prior year. The decrease in SG&A as a percentage of revenues in EMEA was primarily due to lower retail store expenses resulting from fewer retail stores. EMEA’s SG&A decreased 3% in constant currency. In APAC, SG&A increased 15% to $148 million from $128 million for those same periods. SG&A as a percentage of revenues increased to 54.3% compared to 49.2% in the prior year. In APAC, the increase in SG&A as a percentage of revenues was primarily the result of lower revenues and, to a lesser extent, the cost of operating additional retail stores. APAC’s SG&A increased 2% in constant currency.

Asset Impairments

Asset impairment charges were $86 million in fiscal 2011 compared to $12 million in fiscal 2010. The impairment charges for fiscal 2011 were primarily due to a $74 million goodwill impairment charge recorded in APAC due to the natural disasters that occurred in the region and their resulting impact on our business, and $12 million of impairment charges for certain retail stores. The impairment charge in fiscal 2010 relates to certain retail stores.

Non-operating Expenses

Net interest expense decreased to $74 million in fiscal 2011 compared to $114 million in fiscal 2010 primarily as a result of the decline in our total non-cash interest expense. Non-cash interest expense decreased from $57 million in fiscal 2010, including a $33 million write-off in conjunction with the repayment of the senior secured term loans which were held by entities affiliated with Rhône Capital LLC, to $19 million in fiscal 2011, which included a $14 million write-off in conjunction with the payoff of our European term loans in December 2010 upon the issuance of our European senior notes.

Our foreign currency gain amounted to $0.1 million in fiscal 2011 compared to $6 million in fiscal 2010. The gain in fiscal 2011 resulted primarily from the foreign currency exchange effect of certain U.S. dollar denominated liabilities of our foreign subsidiaries.

Our income tax benefit was $14 million in fiscal 2011 compared to tax expense of $23 million in fiscal 2010. During fiscal 2011, we recorded a tax benefit of approximately $69 million upon the settlement of certain tax positions previously provided for under ASC 740. This was partially offset by an increase to tax expense to establish a valuation allowance of approximately $19 million against deferred tax assets in APAC. As a result of the APAC valuation allowance, and the valuation allowance previously established in the U.S., no tax benefits were recognized for losses in those tax jurisdictions in fiscal 2011.

Net Loss attributable to Quiksilver, Inc.

Our net loss attributable to Quiksilver, Inc. in fiscal 2011 was $21 million, or $0.13 per share on a diluted basis, compared to $12 million, or $0.09 per share on a diluted basis for fiscal 2010.

Adjusted EBITDA

Adjusted EBITDA decreased 5% to $194 million in fiscal 2011 compared to $204 million in fiscal 2010. For a definition of Adjusted EBITDA and a reconciliation of loss attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (5) to the table under Item 6, Selected Financial Data.

Financial Position, Capital Resources and Liquidity

The following table shows our cash, working capital and total indebtedness at October 31, 2012 and 2011:

	October 31		% Change
in $millions	2012	2011
Cash and cash equivalents	$42	$110	(62)%
Working capital	549	581	(6)%
Total indebtedness	758	748	1%

We believe that our cash flows from operations, together with our existing credit facilities, cash on hand and term loans will be adequate to fund our capital requirements for at least the next twelve months. See “Debt Structure” below for a description of the various debt agreements comprising our total indebtedness.

Operating Cash Flows

We used cash of $14 million in operating activities in fiscal 2012 compared to cash provided of $54 million in fiscal 2011. This $68 million change was primarily due to a $65 million decrease in net income from operations before non-cash charges in fiscal 2012 compared to fiscal 2011. In addition, operating cash flows declined $3 million from changes in operating assets and liabilities as detailed in our cash flow statement.

Working Capital—Trade Accounts Receivable and Inventories

Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories.

A comparison of the balances of these items as of October 31, 2012 and 2011, in both historical and constant currency, is as follows:

	October 31		% Change
in $millions	2012	2011
Trade accounts receivable, historical currency	$434	$397	9%
Trade accounts receivable, constant currency	434	381	14%
Average days sales outstanding(1) (2)	85	78	9%
Inventories, historical currency	345	348	(1)%
Inventories, constant currency	345	333	4%
Inventory days on hand(1) (3)	103	119	(14)%

(1)	Average days sales outstanding and inventory on hand are presented based on historical currency only.
(2)	Computed as net accounts receivable as of the balance sheet date, excluding value added taxes, divided by the result obtained by dividing fiscal 2012 fourth quarter net wholesale revenues by 90 days.
(3)	Computed as net inventory as of the balance sheet date divided by the result obtained by dividing fiscal 2012 fourth quarter cost of goods sold by 90 days.

The 9% increase in trade accounts receivable as of October 31, 2012 compared to October 31, 2011 was primarily due to the increases in net revenues in the Americas and APAC. Days sales outstanding (“DSO”) was flat in the Americas and increased in both APAC and EMEA. The increase in DSO was driven by the timing of customer payments at year end and longer credit terms granted to certain wholesale customers. Total net inventory declined $3 million as of October 31, 2012 compared to October 31, 2011 and inventory days on hand decreased by 16 days year over year primarily due to the increased clearance sales that occurred during the fourth quarter of fiscal 2012.

Capital Expenditures

Capital expenditures were $66 million in fiscal 2012 compared to $90 million in fiscal 2011. These investments include company-owned stores and ongoing investments in computer and warehouse equipment, including a new ERP system. In fiscal 2013, capital expenditures are expected to be of a similar nature and are not expected to exceed $60 million. We intend to fund these expenditures from operating cash flows and availability on our credit facilities.

Debt Structure

We generally finance our working capital needs and capital investments with operating cash flows and bank revolving lines of credit. Multiple banks in the United States, Europe and Australia make these lines of credit available to us. Term loans are also used to supplement these lines of credit and are typically used to finance long-term assets. Our debt structure at October 31, 2012 includes short-term lines of credit and long-term debt as follows:

In millions	U.S. Dollar	Non U.S. Dollar	Total
APAC Credit Facility	$—	$18	$18

Short-term lines of credit	—	18	18
Americas Credit Facility	47	—	47
Americas Term Loan	15	—	15
EMEA lines of credit	—	8	8
Senior Notes	400	—	400
European Senior Notes	—	259	259
Capital lease obligations and other borrowings	7	4	11

Long-term debt	469	271	740

Total	$469	$289	$758

At October 31, 2012, our credit facilities allowed for total maximum cash borrowings and letters of credit of $360 million. Our total maximum borrowings and actual availability fluctuate with the amount of assets comprising our borrowing base under certain of the credit facilities. At October 31, 2012, we had a total of $73 million of direct borrowings and $86 million in letters of credit outstanding. The amount of availability for borrowings remaining as of October 31, 2012 was $154 million, $71 million of which could also be used for letters of credit in the United States. In addition to the $154 million of availability for borrowings, we also had $47 million in additional capacity for letters of credit in EMEA and APAC as of October 31, 2012. A description of each of our credit arrangements in the table above follows:

APAC Credit Facility:

In September 2011, we entered into a new $21 million ($20 million Australian dollars) credit facility specifically for our APAC operations. The maturity date of this credit facility is October 31, 2013. Combined with certain remaining uncommitted borrowings, APAC has $31 million of aggregate borrowing capacity. At October 31, 2012, there were $18 million of direct borrowings (at an average interest rate of 5.3%) and $8 million in letters of credit outstanding. This facility contains customary default provisions and restrictive covenants for facilities of its type. As of October 31, 2012, we were in compliance with such covenants.

Americas Credit Facility:

On July 31, 2009, we entered into a $200 million asset-based credit facility for our Americas’ operations. On August 27, 2010, we entered into an amendment to this credit facility (as amended, the “Americas Credit Facility”). The Americas Credit Facility is a $150 million facility (with the option to expand the facility to $250 million on certain conditions) and the amendment, among other things, extended the maturity date of the Americas Credit Facility to August 27, 2014. The Americas Credit Facility includes a $103 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 2.5% to 3.0% (currently at 4.4%), depending upon usage. At October 31, 2012, there were $47 million of direct borrowings and $31 million in letters of credit outstanding under the Americas Credit Facility.

The Americas Credit Facility is guaranteed by Quiksilver, Inc. and certain of our domestic and Canadian subsidiaries. The Americas Credit Facility is secured by a first priority interest in our U.S. and Canadian accounts receivable, inventory, certain intangibles, a second priority interest in substantially all other personal property and a second priority pledge of shares of certain of our domestic subsidiaries. The borrowing base is limited to certain percentages of eligible accounts receivable and inventory from participating subsidiaries. The Americas Credit Facility contains customary default provisions, including cross default provisions against the Americas Term Loan and other material indebtedness, and restrictive covenants for facilities of its type. As of October 31, 2012, we were in compliance with such covenants in the Americas Credit Facility and obtained a waiver for one covenant in the Americas Term Loan where we were not in compliance.

Americas Term Loan:

On October 27, 2010, we entered into a $20 million term loan for our Americas’ operations. The maturity date of this term loan is August 27, 2014. The term loan has minimum principal repayments of $1.5 million due on June 30 and December 31 of each year, until the principal balance is reduced to $14 million. The term loan bears interest at LIBOR plus 5.0% (currently 5.3%). The term loan is guaranteed by Quiksilver, Inc. and secured by a first priority interest in substantially all assets, excluding accounts receivable and inventory, of certain of our domestic subsidiaries and a second priority interest in the accounts receivable and inventory of certain of our domestic subsidiaries, in which the lenders under the Americas Credit Facility have a first-priority security interest. The term loan contains customary default provisions and restrictive covenants for loans of its type. As of October 31, 2012, we were in compliance with certain of these covenants, and obtained the appropriate waiver for one covenant where we were not in compliance. The balance outstanding on the Americas term loan at October 31, 2012 was $15 million.

EMEA lines of credit:

We have various lines of credit from several banks in Europe that provide up to $89 million of available capacity for borrowings and an additional $89 million of available capacity for letters of credit. At October 31, 2012, there were $8 million of direct borrowings (at an average borrowing rate of 1%) and $47 million in letters of credit outstanding under these lines of credit.

Senior Notes:

In July 2005, we issued the Senior Notes, which bear a coupon interest rate of 6.875%, were issued at par value, and are due April 15, 2015. The Senior Notes are guaranteed on a senior unsecured basis by each of our domestic subsidiaries that guarantee any of our indebtedness or our subsidiaries’ indebtedness, or are obligors under our Americas Credit Facility (the “Guarantors”). We may redeem some or all of the Senior Notes at fixed redemption prices as set forth in the indenture related to such Senior Notes.

The Senior Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; cause our restricted subsidiaries to pay dividends or make other payments to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If we experience a change of control (as defined in the indenture), we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest. As of October 31, 2012, we were in compliance with these covenants. In addition, we have approximately $3 million in unamortized debt issuance costs related to the Senior Notes included in other assets as of October 31, 2012.

European Senior Notes:

In December 2010, we issued the European Senior Notes, which bear a coupon interest rate of 8.875% and are due December 15, 2017. The European Senior Notes were issued at par value in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The European Senior Notes were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. The European Senior Notes will not be registered under the Securities Act or the securities laws of any other jurisdiction.

The European Senior Notes are general senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis by Quiksilver, Inc. and certain of its current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. We may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; cause our restricted subsidiaries to pay dividends or make other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of October 31, 2012, we were in compliance with these covenants.

We used the proceeds from the European Senior Notes to repay our then existing European term loans and to pay related fees and expenses. As a result, we recognized non-cash, non-operating charges during the fiscal year ended October 31, 2011 of approximately $14 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans. We capitalized approximately $6 million of debt issuance costs associated with the issuance of the European Senior Notes, which are being amortized into interest expense over the seven-year term of the European Senior Notes.

We also had approximately $11 million in capital leases and other borrowings as of October 31, 2012.

Our financing activities provided cash of $21 million in fiscal 2012 compared to $23 million in fiscal 2011. In fiscal 2012, net cash provided by net borrowings on our various credit facilities was $30 million compared to $25 million in fiscal 2011. These net borrowings were used to finance working capital needs. In fiscal 2012, we also purchased additional ownership in one of our non-controlled entities for $11 million.

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

Our significant contractual obligations and commitments as of October 31, 2012 are summarized in the following table:

	Payments Due by Period
In millions	One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Operating lease obligations	$102	$160	$99	$99	$460
Long-term debt obligations(1)	37	461	1	259	758
Professional athlete sponsorships(2)	29	34	15	—	78
Certain other obligations(3)	88	4	3	—	95

	$256	$659	$118	$358	$1,391

(1)	Represents all long-term debt obligations, including capital leases of $11 million. Excludes required interest payments. See note 7 of our consolidated financial statements for interest terms.

(2)

We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, BMX and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $105 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

(3)

Certain other obligations include approximately $86 million of contractual letters of credit with maturity dates of less than one year (see note 7 of our consolidated financial statements for additional details) and approximately $9 million related to our French profit sharing plan (see note 13 of our consolidated financial statements for additional details). We also enter into unconditional purchase obligations with various suppliers of goods and services in the normal course of operations through purchase orders or other documentation. Such unconditional purchase obligations are generally outstanding for periods of less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. We have approximately $18 million of tax contingencies related to ASC 740, “Income Taxes.” See note 12 of our consolidated financial statements for our complete income taxes disclosure. Based on the uncertainty of the timing of these contingencies, these amounts have not been included in this line item.

Off Balance Sheet Arrangements

Other than certain obligations and commitments described in the table above, we did not have any material off balance sheet arrangements as of October 31, 2012.

Inflation

Inflation has been modest during the years covered by this report, resulting in an insignificant impact on our sales and profits.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. The updated guidance is effective for us on November 1, 2012. Based on our evaluation of this ASU, the adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

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

Revenue Recognition

Revenues are recognized when the risk of ownership and title passes to our customers. Generally, we extend credit to our customers and do not require collateral. Our sales agreements with our customers do not provide for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brands and our image. We provide allowances for estimated returns when revenues are recorded, and related losses have historically been within our expectations. If returns are higher than our estimates, our results of operations would be adversely affected.

Accounts Receivable

Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collection issues that have been identified. We also use insurance on certain classes of receivables in our EMEA segment. Historically, our losses have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. It is not uncommon for some of our customers to have financial difficulties from time to time. This is normal given the wide variety of our account base, which includes small surf shops, medium-sized retail chains, and some large department store chains. Unforeseen, material financial difficulties of our customers could have an adverse impact on our results of operations.

Inventories

We value inventories at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. We regularly review our inventory quantities on hand, and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:

•	weakening economic conditions;

•	product quality and pricing;

•	changes in consumer preferences;

•	reduced customer confidence; and

•	unseasonable weather.

Our estimates of product demand and/or market value could be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets

We acquire tangible and intangible assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets, trademarks, licenses and other amortizable intangibles) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments are recognized in operating earnings. We use our best judgment based on the most current facts and circumstances regarding our business when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on our assessment of recoverability.

Goodwill

We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. We have three reporting units under which we evaluate goodwill for impairment, the Americas, EMEA and APAC. We estimate the fair value of our reporting units using a combination of a discounted cash flow approach and market approach. Material assumptions in our test for impairment include future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. The discount rates used approximate our cost of capital. Future cash flows assume varying degrees of future growth in each reporting unit’s business. If the carrying amount exceeds fair value under the first step of our goodwill impairment test, then the second step of the impairment test is performed to measure the amount of any impairment loss.

As of October 31, 2012, the fair value of our Americas reporting unit substantially exceeded its carrying value. The fair values of our EMEA and APAC reporting units exceeded their carrying values by 6% and 5%, respectively. Goodwill amounted to $191 million for EMEA and $6 million for APAC as of October 31, 2012. No goodwill impairments were recorded in fiscal 2012. We recorded a goodwill impairment charge of approximately $74 million in 2011 due to the natural disasters that occurred in several of our markets within our APAC reporting unit during the first half of fiscal 2011 and their resulting impact on our business.

Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability in our reporting units, future reductions in our expected cash flows for a reporting unit could cause a material impairment of goodwill.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value by recording a valuation allowance, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determine that the deferred tax assets for which a valuation allowance had been recorded would, in our judgment, be realized in the future, the valuation allowance would be reduced, thereby increasing net income in the period when that determination was made.

We adhere to the authoritative guidance included in ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of this guidance can create significant variability in our tax rate from period to period based upon changes in or adjustments to our uncertain tax positions.

Stock-Based Compensation Expense

We recognize compensation expense for all stock-based payments net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. For option valuation, we determine the fair value at the grant date using the Black-

Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For performance based equity awards with stock price contingencies, we determine the fair value using a Monte-Carlo simulation, which creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.

Foreign Currency Translation

A significant portion of our revenues are generated in Europe, where we operate with the euro as our primary functional currency, and a smaller portion of our revenues are generated in APAC, where we operate with the Australian dollar and Japanese yen as our primary functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and substantial portions of our EMEA and APAC product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign currency exchange rates. Revenues and expenses that are denominated in foreign currencies are translated using the average exchange rate for the period. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity on which they reside are generally recognized currently in our statement of operations. Gains and losses from translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss.

As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into foreign currency exchange contracts generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivative contracts in other comprehensive income or loss.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks. Two of these risks are foreign currency exchange rate fluctuations and changes in interest rates that affect interest expense. See also note 15 of our consolidated financial statements.

Foreign Currency and Derivatives

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to our variable rate debt. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. We use foreign currency exchange contracts and intercompany loans as part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates.

On the date we enter into a derivative contract, we designate the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, we formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy. In this documentation, we identify the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicate how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis in accordance with our risk management policy. We will discontinue hedge accounting prospectively:

•	if we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item;

•	when the derivative expires or is sold, terminated or exercised;

•	if it becomes probable that the forecasted transaction being hedged by the derivative will not occur;

•	if a hedged firm commitment no longer meets the definition of a firm commitment; or

•	if we determine that designation of the derivative as a hedge instrument is no longer appropriate.

Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2012, we were hedging forecasted transactions expected to occur through October 2013. Assuming exchange rates at October 31, 2012 remain constant, $6 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next twelve months.

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

By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for EMEA because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens there is a positive effect on the translation of our reported results from EMEA. In addition, the statements of operations of APAC are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for APAC when the U.S. dollar is stronger in comparison to the Australian dollar or Japanese yen.

EMEA revenues increased 1% in euros during fiscal 2012 compared to fiscal 2011. As measured in U.S. dollars and reported in our consolidated statements of operations, EMEA revenues decreased 7% as a result of a weaker euro versus the U.S. dollar in comparison to the prior year.

APAC revenues increased 12% in Australian dollars during fiscal 2012 compared to fiscal 2011. As measured in U.S. dollars and reported in our consolidated statements of operations, APAC revenues increased 13% as a result of a stronger Australian dollar and Japanese yen versus the U.S. dollar in comparison to the prior year.

Interest Rates

A limited amount of our outstanding debt bears interest based on LIBOR or EURIBOR plus a credit spread. Our effective interest rates, therefore, will move up or down depending on market conditions. The credit spreads are subject to change based on financial performance and market conditions. Interest expense also includes financing fees and related costs and can be affected by foreign currency exchange rate movements upon translating non-U.S. dollar denominated interest expense into U.S. dollars for reporting purposes. The approximate amount of our variable rate debt was $92 million at October 31, 2012, and the weighted average effective interest rate at that time was 4.2%. If interest rates or credit spreads were to increase by 10% (i.e., to approximately 4.6%), our annual income before tax would be reduced by approximately $0.4 million based on the borrowing levels at the end of fiscal 2012.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 43.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2012.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and year ended October 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quiksilver, Inc.

Huntington Beach, California

We have audited the internal control over financial reporting of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2012, of the Company and our report dated January 10, 2013, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California

January 10, 2013

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be included by this item will be included under the headings “Election of Directors,” “Executive Compensation and Other Information,” and “Corporate Governance” in our proxy statement for the 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2012.

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

Item 11. EXECUTIVE COMPENSATION

The information required to be included by this item will be included under the heading “Executive Compensation and Other Information” in our proxy statement for the 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October  31, 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included by this item will be included under the heading “Ownership of Securities” in our proxy statement for the 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2012.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included by this item will be included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our proxy statement for the 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2012.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included by this item will be included under the heading “Independent Registered Public Accounting Firm” in our proxy statement for the 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2012.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements” on page 44.

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

QUIKSILVER, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited consolidated financial statements of Quiksilver, Inc. as of October 31, 2012 and 2011 and for each of the three years in the period ended October 31, 2012

Report of Independent Registered Public Accounting Firm	45
Consolidated Statements of Operations Years Ended October 31, 2012, 2011 and 2010	46
Consolidated Statements of Comprehensive Income/(Loss) Years Ended October 31, 2012, 2011 and 2010	47
Consolidated Balance Sheets October 31, 2012 and 2011	48
Consolidated Statements of Changes in Equity Years Ended October 31, 2012, 2011 and 2010	49
Consolidated Statements of Cash Flows Years Ended October 31, 2012, 2011 and 2010	50
Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quiksilver, Inc.

Huntington Beach, California

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), changes in equity, and cash flows for each of the three years in the period ended October 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

January 10, 2013

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended October 31, 2012, 2011 and 2010

In thousands, except per share amounts	2012	2011	2010
Revenues, net	$2,013,239	$1,953,061	$1,837,620
Cost of goods sold	1,032,893	929,227	870,372

Gross profit	980,346	1,023,834	967,248

Selling, general and administrative expense	916,144	895,949	832,066
Asset impairments	7,234	86,373	11,657

Operating income	56,968	41,512	123,525

Interest expense, net	60,823	73,808	114,109
Foreign currency gain	(1,669)	(111)	(5,917)

(Loss)/income before provision (benefit) for income taxes	(2,186)	(32,185)	15,333

Provision/(benefit) for income taxes	7,557	(14,315)	23,433

Loss from continuing operations	(9,743)	(17,870)	(8,100)
Income from discontinued operations, net of tax	—	—	1,830

Net loss	(9,743)	(17,870)	(6,270)
Less: net income attributable to non-controlling interest	(1,013)	(3,388)	(3,414)

Net loss attributable to Quiksilver, Inc.	$(10,756)	$(21,258)	$(9,684)

Loss per share from continuing operations attributable to Quiksilver, Inc.	$(0.07)	$(0.13)	$(0.09)

Income per share from discontinued operations attributable to Quiksilver, Inc.	$—	$—	$0.01

Net loss per share attributable to Quiksilver, Inc.	$(0.07)	$(0.13)	$(0.07)

Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.07)	$(0.13)	$(0.09)

Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$—	$—	$0.01

Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.07)	$(0.13)	$(0.07)

Weighted average common shares outstanding	164,245	162,430	135,334

Weighted average common shares outstanding, assuming dilution	164,245	162,430	135,334

Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(10,756)	$(21,258)	$(11,514)
Income from discontinued operations, net of tax	—	—	1,830

Net loss	$(10,756)	$(21,258)	$(9,684)

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

Years Ended October 31, 2012, 2011 and 2010

In thousands	2012	2011	2010

Net loss	$(9,743)	$(17,870)	$(6,270)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(43,574)	9,295	2,984
Net gain/(loss) on derivative instruments, net of tax provision/(benefit) of $6,435 (2012), $(3,089) (2011), and $7,334 (2010)	13,859	(6,850)	15,302

Comprehensive (loss)/income	(39,458)	(15,425)	12,016
Comprehensive income attributable to non-controlling interest	(1,013)	(3,388)	(3,414)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(40,471)	$(18,813)	$8,602

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED BALANCE SHEETS October 31, 2012 and 2011

In thousands, except share amounts	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$41,823	$109,753
Trade accounts receivable, net	433,743	397,089
Other receivables	32,818	23,190
Income taxes receivable	—	4,265
Inventories	344,746	347,757
Deferred income taxes	26,368	32,808
Prepaid expenses and other current assets	26,371	25,429

Total Current Assets	905,869	940,291

Fixed assets, net	238,313	238,107
Intangible assets, net	139,449	138,143
Goodwill	273,167	268,589
Other assets	47,789	55,814
Deferred income taxes long-term	113,653	123,279

Total assets	$1,718,240	$1,764,223

LIABILITIES AND EQUITY
Current Liabilities:
Lines of credit	$18,147	$18,335
Accounts payable	203,572	203,023
Accrued liabilities	114,891	132,944
Current portion of long-term debt	18,647	4,628
Income taxes payable	1,359	—

Total Current Liabilities	356,616	358,930

Long-term debt, net of current portion	721,175	724,723
Other long-term liabilities	38,213	57,948

Total Liabilities	1,116,004	1,141,601

Commitments and contingencies — Note 9

Equity:
Preferred stock, $.01 par value, authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 285,000,000; issued shares – 169,066,161 (2012) and 168,053,744 (2011)	1,691	1,681
Additional paid-in capital	545,306	531,633
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(43,321)	(32,565)
Accumulated other comprehensive income	86,412	116,127

Total Quiksilver, Inc. Stockholders’ Equity	583,310	610,098
Non-controlling interest	18,926	12,524

Total Equity	602,236	622,622

Total liabilities and equity	$1,718,240	$1,764,223

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended October 31, 2012, 2011 and 2010

In thousands	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amounts
Balance, October 31, 2009	131,484	$1,315	$368,285	$(6,778)	$(1,623)	$95,396	$7,438	$464,033
Exercise of stock options	713	7	2,730	—	—	—	—	2,737
Stock compensation expense	—	—	12,831	—	—	—	—	12,831
Restricted stock	3,050	31	(31)	—	—	—	—	—
Employee stock purchase plan	509	5	897	—	—	—	—	902
Common stock issued in debt-for-equity exchange	31,111	311	131,939	—	—	—	—	132,250
Transactions with non- controlling interest holders	—	—	(3,549)	—	—	—	(1,625)	(5,174)
Net loss and other comprehensive income	—	—	—	—	(9,684)	18,286	3,414	12,016

Balance, October 31, 2010	166,867	$1,669	$513,102	$(6,778)	$(11,307)	$113,682	$9,227	$619,595

Exercise of stock options	756	8	2,956	—	—	—	—	2,964
Stock compensation expense	—	—	14,414	—	—	—	—	14,414
Restricted stock	120	1	(1)	—	—	—	—	—
Employee stock purchase plan	311	3	1,162	—	—	—	—	1,165
Transactions with non- controlling interest holders	—	—	—	—	—	—	(91)	(91)
Net loss and other comprehensive income	—	—	—	—	(21,258)	2,445	3,388	(15,425)

Balance, October 31, 2011	168,054	$1,681	$531,633	$(6,778)	$(32,565)	$116,127	$12,524	$622,622

Exercise of stock options	506	5	1,122	—	—	—	—	1,127
Stock compensation expense	—	—	22,552	—	—	—	—	22,552
Restricted stock	45	—	—	—	—	—	—	—
Employee stock purchase plan	461	5	1,109	—	—	—	—	1,114
Transactions with non- controlling interest holders	—	—	(11,110)	—	—	—	(6,475)	(17,585)
Business acquisitions	—	—	—	—	—	—	11,864	11,864
Net loss and other comprehensive (loss)/income	—	—	—	—	(10,756)	(29,715)	1,013	(39,458)

Balance, October 31, 2012	169,066	$1,691	$545,306	$(6,778)	$(43,321)	$86,412	$18,926	$602,236

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2012, 2011 and 2010

In thousands	2012	2011	2010
Cash flows from operating activities:
Net loss	$(9,743)	$(17,870)	$(6,270)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	—	(1,830)
Depreciation and amortization	53,232	55,259	53,861
Stock-based compensation	22,552	14,414	12,831
Provision for doubtful accounts	4,594	8,732	15,307
Gain on disposal of fixed assets	(6,366)	(5,822)	(464)
Foreign currency (gain)/loss	(133)	156	(3,078)
Asset impairments	7,234	86,373	11,657
Non-cash interest expense	3,685	19,112	56,695
Equity in earnings	282	(355)	(524)
Deferred income taxes	(8,582)	(28,248)	8,029
Changes in operating assets and liabilities, net of the effects of business acquisitions:
Trade accounts receivable	(53,405)	(33,985)	39,846
Other receivables	(204)	13,827	(15,049)
Inventories	(4,978)	(70,706)	4,505
Prepaid expenses and other current assets	(5,069)	(4,799)	7,103
Other assets	1,752	(4,586)	8,958
Accounts payable	1,964	24,839	15,412
Accrued liabilities and other long-term liabilities	(5,260)	9,320	9,276
Income taxes payable	(15,094)	(11,512)	(16,568)

Cash (used in)/provided by operating activities of continuing operations	(13,539)	54,149	199,697
Cash provided by operating activities of discontinued operations	—	—	3,785

Net cash (used in)/provided by operating activities	(13,539)	54,149	203,482
Cash flows from investing activities:
Capital expenditures	(66,081)	(89,590)	(47,797)
Business acquisitions, net of acquired cash	(9,117)	(5,578)	—
Proceeds from the sale of properties and equipment	8,198	12,546	4,662
Changes in restricted cash	—	—	52,706

Net cash (used in)/provided by investing activities	(67,000)	(82,622)	9,571
Cash flows from financing activities:
Borrowings on lines of credit	15,139	30,070	16,581
Payments on lines of credit	(12,641)	(35,303)	(27,021)
Borrowings on long-term debt	140,035	315,330	59,353
Payments on long-term debt	(112,841)	(284,676)	(220,566)
Stock option exercises and employee stock purchases	2,241	4,129	3,639
Purchase of non-controlling interest	(11,000)	—	(5,174)
Payments of debt and equity issuance costs	—	(6,391)	(9,573)

Net cash provided by/(used in) financing activities	20,933	23,159	(182,761)
Effect of exchange rate changes on cash	(8,324)	(5,526)	(9,215)

Net (decrease)/increase in cash and cash equivalents	(67,930)	(10,840)	21,077
Cash and cash equivalents, beginning of year	109,753	120,593	99,516

Cash and cash equivalents, end of year	$41,823	$109,753	$120,593

Supplementary cash flow information:
Cash paid during the year for:
Interest	$54,788	$47,055	$54,023

Income taxes	$25,733	$20,356	$15,916

Non-cash investing and financing activities:
Capital expenditures accrued at year-end	$6,026	$3,246	$6,681

Common stock issued in debt-for-equity exchange	$—	$—	$132,250

See notes to consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended October 31, 2012, 2011 and 2010

Note 1 — Significant Accounting Policies

Company Business

Quiksilver, Inc. and its subsidiaries (the “Company”) design, develop and distribute branded apparel, footwear, accessories and related products. The Company’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its boardriding culture and heritage. The Company’s Quiksilver, Roxy, DC, Lib Tech and Hawk brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. The Company makes snowboarding equipment under its DC, Roxy, Lib Technologies and Gnu labels. The Company’s products are sold in over 90 countries in a wide range of distribution channels, including surf shops, skate shops, snow shops, its proprietary concept stores, other specialty stores and select department stores. Distribution is primarily in the United States, Europe and Australia.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quiksilver, Inc. and subsidiaries, including QS Wholesale, Inc. and subsidiaries (“Quiksilver Americas”), Pilot, SAS and subsidiaries (“Quiksilver EMEA”) and Quiksilver Australia Pty Ltd. and subsidiaries (“Quiksilver APAC”). Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. References to any particular fiscal year refer to the year ended October 31 of that year (for example, “fiscal 2012” refers to the year ended October 31, 2012).

Cash Equivalents

Certificates of deposit and highly liquid short-term investments purchased with original maturities of three months or less are considered cash equivalents. Carrying values approximate fair value.

Inventories

Inventories are valued at the lower of cost (first-in, first-out and moving average, depending on entity) or market. Management regularly reviews the inventory quantities on hand and adjusts inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” In accordance with ASC 360, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company recorded approximately $7 million in fixed asset impairments related to its retail stores during fiscal 2012 and $12 million in each of fiscal 2011 and 2010, respectively, to write-down the carrying value to their estimated fair values. Fair value is determined using a discounted cash flow model which requires “Level 3” inputs, as defined in ASC 820, “Fair Value Measurements and Disclosures.” On an individual retail store basis, these inputs typically include annual revenue growth assumptions ranging from (15)% to 20% per year depending upon the location, life cycle and current economics of a specific store, as well as modest gross margin and expense improvement assumptions. The impairment charges reduced the carrying amounts of the respective long-lived assets as follows:

	Year Ended October 31,
In thousands	2012	2011	2010
Carrying value of long-lived assets	$7,933	$13,592	$14,865
Less: Impairment charges	(7,234)	(12,228)	(11,657)

Fair value of long-lived assets	$699	$1,364	$3,208

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles—Goodwill and Other.” Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by ASC 350 which includes assumptions such as projected annual revenue growth ranging from 0% to 8% per year, annual gross margin improvements ranging from 0 to 230 basis points per year, and SG&A expense improvements ranging from 0 to 310 basis points per year as a percentage of net revenues, and discount rates. No goodwill impairments were recorded in fiscal 2012. However, due to the natural disasters that occurred in the Company’s APAC reporting unit during the first half of fiscal 2011 and their resulting impact on the Company’s business, the Company recorded a goodwill impairment charge of approximately $74 million in fiscal 2011.

As of October 31, 2012, the fair value of the Americas reporting unit substantially exceeded its carrying value. The fair values of the EMEA and APAC reporting units exceeded their carrying values by 6% and 5%, respectively. Goodwill amounted to $191 million for EMEA and $6 million for APAC as of October 31, 2012. Based on the uncertainty of future revenue growth rates, gross profit and expense performance, and other assumptions used to estimate goodwill recoverability in the Company’s reporting units, future reductions in the Company’s expected cash flows for a reporting unit as a result of any variation between projected and actual results could cause a material impairment of goodwill.

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

Revenues in the Consolidated Statements of Operations include the following:

	Year Ended October 31,
In thousands	2012	2011	2010
Product sales, net	$1,993,668	$1,926,941	$1,825,807
Royalty income	19,571	26,120	11,813

	$2,013,239	$1,953,061	$1,837,620

Promotion and Advertising

The Company’s promotion and advertising efforts include athlete sponsorships, world-class boardriding contests, websites, magazine advertisements, retail signage, television programs, co-branded products, surf camps, social media and other events. For fiscal 2012, 2011 and 2010, these expenses totaled $111 million, $124 million and $107 million, respectively. Advertising costs are expensed when incurred.

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

Stock-Based Compensation Expense

The Company recognizes compensation expense for all stock-based payments net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. For option valuations, the Company determines the fair value at the grant date using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For performance based equity awards with stock price contingencies, the Company determines the fair value using a Monte-Carlo simulation, which creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.

Net Loss per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.

The table below sets forth the reconciliation of the denominator of each net loss per share calculation:

	Fiscal year ended October 31,
In thousands	2012	2011	2010
Shares used in computing basic net loss per share	164,245	162,430	135,334
Dilutive effect of stock options and restricted stock(1)	—	—	—
Dilutive effect of stock warrants(1)	—	—	—

Shares used in computing diluted net income per share	164,245	162,430	135,334

(1)

For fiscal 2012, 2011 and 2010, the shares used in computing diluted net loss per share do not include 3,103,000,4,887,000, and 4,099,000 dilutive stock options and shares of restricted stock, respectively, nor 11,559,000, 14,732,000, and 12,521,000 dilutive warrant shares respectively, as the effect is anti-dilutive given the Company’s loss. For fiscal 2012, 2011 and 2010, additional stock options outstanding of 10,559,000, 10,862,000, and 11,474,000, respectively, and additional warrant shares outstanding of 14,095,000, 10,922,000, and 13,133,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

Foreign Currency and Derivatives

The Company’s reporting currency is the U.S. dollar, while Quiksilver EMEA’s functional currency is primarily the euro, and Quiksilver APAC’s functional currencies are primarily the Australian dollar and the Japanese yen. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

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

Comprehensive Income or Loss

Comprehensive income or loss includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Income/(Loss) include its net loss, the foreign currency adjustments that arise from the translation of the financial statements of Quiksilver EMEA, Quiksilver APAC and the foreign entities within the Americas segment into U.S. dollars, and fair value gains and losses on certain derivative instruments.

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

Note 2 — Business Acquisitions

The Company paid cash of approximately $9 million during fiscal 2012 to expand its e-commerce business and $6 million during fiscal 2011 related to business acquisitions that are not considered material to consolidated results of operations.

Note 3 — Allowance for Doubtful Accounts

The allowance for doubtful accounts, which includes bad debts as well as sales returns and allowances, consisted of the following as of the dates indicated:

	Year Ended October 31,
In thousands	2012	2011	2010
Balance, beginning of year	$48,670	$48,043	$47,211
Provision for doubtful accounts	4,594	8,732	15,307
Deductions	(8,117)	(8,105)	(14,475)

Balance, end of year	$45,147	$48,670	$48,043

The provision for doubtful accounts represents charges to selling, general and administrative expense for estimated bad debts, whereas the provision for sales returns and allowances is reported as a reduction of revenues.

Note 4 — Inventories, net

Inventories consisted of the following as of the dates indicated:

	October 31,
In thousands	2012	2011
Raw materials	$6,736	$9,130
Work in process	1,969	2,647
Finished goods	336,041	335,980

	$344,746	$347,757

Note 5 — Fixed Assets, net

Fixed assets consisted of the following as of the dates indicated:

	October 31,
In thousands	2012	2011
Furniture & other equipment(1)	$158,406	$160,559
Leasehold improvements, gross(1)	137,370	167,149
Computer software & equipment(1)	109,138	107,238
Land use rights	34,953	40,213
Land and buildings(1)	9,459	2,492
Construction in progress(1)	22,428	15,723

	471,754	493,374
Accumulated depreciation and amortization	(233,441)	(255,267)

	$238,313	$238,107

(1)	Certain prior year amounts have been reclassified to “Construction in progress” in order to be consistent with the current year presentation.

During fiscal 2012, 2011 and 2010, the Company recorded approximately $7 million, $12 million and $12 million, respectively, in fixed asset impairments, primarily related to underperforming retail stores. These stores were not generating positive cash flows and are not expected to become profitable in the future. As a result, the Company is working to close these stores as soon as practicable. Any charges associated with future rent commitments, net of expected sublease income, will be charged to future earnings upon store closure.

Note 6 — Intangible Assets and Goodwill

A summary of intangible assets as of the dates indicated is as follows:

	October 31,
	2012			2011
In thousands	Gross Amount	Amorti- zation	Net Book Value	Gross Amount	Amorti- zation	Net Book Value
Non-amortizable trademarks	$124,053	$—	$124,053	$123,151	$—	$123,151
Amortizable trademarks	23,543	(10,866)	12,677	20,174	(9,782)	10,392
Amortizable licenses	13,919	(13,803)	116	14,380	(12,822)	1,558
Other amortizable intangibles	8,083	(5,480)	2,603	9,029	(5,987)	3,042

	$169,598	$(30,149)	$139,449	$166,734	$(28,591)	$138,143

The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. These amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Certain trademarks and licenses will continue to be amortized using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense was approximately $3 million for each of fiscal 2012, 2011, and 2010. Based on the Company’s amortizable intangible assets as of October 31, 2012, annual amortization expense is estimated to be approximately $2 million in fiscal 2013 through fiscal 2017.

Due to the natural disasters that occurred in the Asia/Pacific region and their resulting impact on the Company’s business, the Company remeasured the value of its intangible assets in its APAC segment in fiscal 2011 in accordance with ASC 350. As a result, the Company noted that the carrying value of these assets was in excess of their estimated fair value, and therefore, the Company recorded related goodwill impairment charges of approximately $74 million during fiscal 2011. The fair value of assets was estimated using a combination of a discounted cash flow approach and market approach. The value implied by the test was affected by (1) a reduction in near-term future cash flows expected for the APAC segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The projected future cash flows, discount rates applied and current estimates of market value have all been impacted by the aforementioned natural disasters that occurred throughout the Asia/Pacific region, contributing to the estimated decline in value. Goodwill in the APAC segment arose primarily from the acquisition of the Company’s Australian and Japanese distributors and certain Australian retail store locations several years ago.

Goodwill recorded by the Company arose primarily from the acquisitions of Quiksilver EMEA, Quiksilver APAC and DC Shoes, Inc. (see note 14 for information on goodwill by segment). Goodwill increased approximately $5 million during fiscal 2012, primarily due to a small business acquisition by Quiksilver EMEA partially offset by the effect of changes in foreign currency exchange rates. For fiscal 2011, goodwill decreased approximately $64 million, primarily due to the APAC goodwill impairment charge of $74 million partially offset by increases from acquisitions and foreign currency exchange rates.

Note 7 — Lines of Credit and Long-term Debt

A summary of lines of credit and long-term debt as of the dates indicated is as follows:

	October 31,
In thousands	2012	2011
APAC Credit Facility	$18,147	$18,335
Americas Credit Facility	46,700	21,042
Americas Term Loan	15,500	18,500
EMEA lines of credit	7,742	2,306
Senior Notes	400,000	400,000
European Senior Notes	258,732	282,925
Capital lease obligations and other borrowings	11,148	4,578

	$757,969	$747,686

At October 31, 2012, the Company’s credit facilities allowed for total maximum cash borrowings and letters of credit of $360 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At October 31, 2012, the Company had a total of $73 million of direct borrowings and $86 million in letters of credit outstanding. The amount of availability for borrowings remaining as of October 31, 2012 was $154 million, $71 million of which could also be used for letters of credit in the United States. In addition to the $154 million of availability for borrowings, the Company also had $47 million in additional capacity for letters of credit in EMEA and APAC as of October 31, 2012. A description of each of the Company’s credit arrangements in the table above follows:

APAC Credit Facility:

In September 2011, the Company entered into a new $21 million ($20 million Australian dollars) credit facility specifically for APAC operations. The maturity date of this credit facility is October 31, 2013. Combined with certain remaining uncommitted borrowings, APAC has $31 million of aggregate borrowing capacity. At October 31, 2012, there were $18 million of direct borrowings (at an average interest rate of 5.3%) and $8 million in letters of credit outstanding. This facility contains customary default provisions and restrictive covenants for facilities of its type. As of October 31, 2012, the Company was in compliance with such covenants.

Americas Credit Facility:

In July 2009, the Company entered into a $200 million asset-based credit facility for its Americas’ operations. On August 27, 2010, the Company entered into an amendment to this credit facility (as amended, the “Americas Credit Facility”). The Americas Credit Facility is a $150 million facility (with the option to expand the facility to $250 million on certain conditions) and the amendment, among other things, extended the maturity date of the Americas Credit Facility to August 27, 2014. The Americas Credit Facility includes a $103 million sublimit for letters of credit and bears interest at a rate of LIBOR plus a margin of 2.5% to 3.0% (currently at 4.4%), depending upon usage. At October 31, 2012, there were $47 million of direct borrowings and $31 million in letters of credit outstanding under the Americas Credit Facility.

The Americas Credit Facility is guaranteed by Quiksilver, Inc. and certain of its domestic and Canadian subsidiaries. The Americas Credit Facility is secured by a first priority interest in the Company’s U.S. and Canadian accounts receivable, inventory, certain intangibles, a second priority interest in substantially all other personal property and a second priority pledge of shares of certain of its domestic subsidiaries. The borrowing base is limited to certain percentages of eligible accounts receivable and inventory from participating subsidiaries. The Americas Credit Facility contains customary default provisions, including cross default provisions against the Americas Term Loan and other material indebtedness, and restrictive covenants for facilities of its type. As of October 31, 2012, the Company was in compliance with such covenants in the Americas Credit Facility and had obtained a waiver for one covenant in the Americas Term Loan where we were not in compliance.

Americas term loan:

In October 2010, the Company entered into a $20 million term loan for its Americas’ operations. The maturity date of this term loan is August 27, 2014. The term loan has minimum principal repayments of $1.5 million due on June 30 and December 31 of each year, until the principal balance is reduced to $14 million. The term loan bears interest at LIBOR plus 5.0% (currently 5.3%). The term loan is guaranteed by Quiksilver, Inc. and secured by a first priority interest in substantially all assets, excluding accounts receivable and inventory, of certain of its domestic subsidiaries and a second priority interest in the accounts receivable and inventory of certain of its domestic subsidiaries, in which the lenders under the Americas Credit Facility have a first-priority security interest. The term loan contains customary default provisions and restrictive covenants for loans of its type. As of October 31, 2012, the Company was in compliance with certain of these covenants and obtained the appropriate waiver for one covenant where we were not in compliance. The balance outstanding on the Americas term loan at October 31, 2012 was $15.5 million.

EMEA lines of credit:

The Company has various lines of credit from several banks in Europe that provide up to $89 million of available capacity for borrowings and an additional $89 million of available capacity for letters of credit. At October 31, 2012, there were $8 million of direct borrowings (at an average borrowing rate of 1%) and $47 million in letters of credit outstanding under these lines of credit.

Senior Notes:

In July 2005, the Company issued the Senior Notes, which bear a coupon interest rate of 6.875%, were issued at par value, and are due April 15, 2015. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries that guarantee any of its indebtedness or its subsidiaries’ indebtedness, or are obligors under the Americas Credit Facility (the “Guarantors”). The Company may redeem some or all of the Senior Notes at fixed redemption prices as set forth in the indenture related to such Senior Notes.

The Senior Notes indenture includes covenants that limit the Company’s ability to, among other things: incur additional debt; pay dividends on its capital stock or repurchase its capital stock; make certain investments; enter into certain types of transactions with affiliates; cause its restricted subsidiaries to pay dividends or make other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. If the Company experiences a change of control (as defined in the indenture), it will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest. As of October 31, 2012, the Company was in compliance with these covenants. In addition, the Company has approximately $3 million in unamortized debt issuance costs related to the Senior Notes included in other assets as of October 31, 2012.

European Senior Notes:

In December 2010, the Company issued the European Senior Notes, which bear a coupon interest rate of 8.875% and are due December 15, 2017. The European Senior Notes were issued at par value in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The European Senior Notes were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. The European Senior Notes will not be registered under the Securities Act or the securities laws of any other jurisdiction.

The European Senior Notes are general senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis by Quiksilver, Inc. and certain of its current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. The Company may redeem some or all of the European Senior Notes at fixed redemption prices as set forth in the indenture related to such European Senior Notes. The European Senior Notes indenture includes covenants that limit the Company’s ability to, among other things: incur additional debt; pay dividends on its capital stock or repurchase its capital stock; make certain investments; enter into certain types of transactions with affiliates; cause its restricted subsidiaries to pay dividends or make other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of October 31, 2012, the Company was in compliance with these covenants.

The Company used the proceeds from the European Senior Notes to repay its then existing European term loans and to pay related fees and expenses. As a result, the Company recognized non-cash, non-operating charges during the fiscal year ended October 31, 2011 of approximately $14 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans. The Company capitalized approximately $6 million of debt issuance costs associated with the issuance of the European Senior Notes, which are being amortized into interest expense over the seven-year term of the European Senior Notes.

In July 2009, the Company entered into the $153 million five-year senior secured term loans with Rhône Capital LLC (“Rhône”). In connection with these term loans, the Company issued warrants to purchase approximately 25.7 million shares of its common stock, representing 19.99% of the outstanding equity of the Company at the time, with an exercise price of $1.86 per share. In June 2010, the Company entered into a debt-for-equity exchange agreement with Rhône. Pursuant to such agreement, a combined total of $140 million of principal balance outstanding under the Rhône senior secured term loans was exchanged for 31.1 million shares of the Company’s common stock, which represents an exchange price of $4.50 per share. The exchange closed in August 2010, which reduced the outstanding balance under the Rhône senior secured term loans to approximately $24 million. Upon closing of the $20 million term loan in its Americas segment, the Company used the proceeds from such term loan, together with cash on hand, to repay the remaining amounts outstanding under the Rhône senior secured term loans. As a result of the debt-for-equity exchange and the subsequent repayment of the remaining amounts outstanding under the Rhône senior secured term loans, the Company recognized approximately $33 million in interest expense during fiscal 2010 to write-off the deferred debt issuance costs capitalized in connection with the issuance of the Rhône senior secured term loans, as well as the debt discount recorded upon the issuance of the warrants associated with such senior secured term loans.

The Company also had approximately $11 million in capital leases and other borrowings as of October 31, 2012.

Principal payments on all long-term debt obligations, including capital leases, are due by fiscal year according to the table below.

In thousands
2013	$36,794
2014	60,934
2015	400,510
2016	999
2017	—
Thereafter	258,732

$757,969

The estimated fair values of the Company’s lines of credit and long-term debt are as follows:

	October 31, 2012
In thousands	Carrying Amount	Fair Value
Lines of credit	$18,147	$18,147
Long-term debt	739,822	737,525

	$757,969	$755,672

The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded Senior Notes, the trading price of the Company’s European Senior Notes and the carrying values of the Company’s other debt obligations.

Note 8 — Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	October 31,
In thousands	2012	2011
Accrued employee compensation and benefits	$57,251	$56,236
Accrued sales and payroll taxes	11,988	14,187
Accrued interest	10,264	10,782
Derivative liability	3,860	12,297
Other liabilities	31,528	39,442

	$114,891	$132,944

Note 9 — Commitments and Contingencies

Operating Leases

The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments by fiscal year required under such leases as of October 31, 2012:

In thousands
2013	$101,720
2014	87,632
2015	71,949
2016	58,536
2017	40,684
Thereafter	99,152

$459,673

Total rent expense was approximately $135 million in fiscal 2012 and $127 million in each of fiscal 2011 and 2010.

Professional Athlete Sponsorships

The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, BMX and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of October 31, 2012:

In thousands
2013	$29,184
2014	20,610
2015	13,409
2016	8,985
2017	5,679
Thereafter	137

$78,004

Litigation

As part of its global operations, the Company may be involved in legal claims involving trademarks, intellectual property, licensing, employment matters, compliance, contracts and other matters incidental to its business. The Company believes the resolution of any such matter currently threatened or pending will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

For non-performance based options, the Company uses the Black-Scholes option-pricing model to value stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended October 31, 2012, 2011, and 2010, assuming risk-free interest rates of 1.1%, 1.9%, and 2.7%, respectively; volatility of 76.5%, 82.4%, and 73.6%, respectively; zero dividend yield; and expected lives of 7.1 years, 5.3 years, and 6.4 years, respectively. The weighted average fair value of options granted was $2.58, $3.39, and $1.04 for the years ended October 31, 2012, 2011, and 2010, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of October 31, 2012, the Company had approximately $2 million of unrecognized compensation expense, for non-performance based options, expected to be recognized over a weighted average period of approximately 1.5 years. Compensation expense was included as selling, general and administrative expense for fiscal 2012, 2011, and 2010.

Changes in shares under option, excluding performance based options, are summarized as follows:

	Year Ended October 31,
	2012		2011		2010
In thousands	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beg. of year	13,399,381	$4.40	12,731,430	$4.48	15,909,101	$7.32
Granted	375,000	3.66	2,315,000	5.01	4,403,407	3.83
Exercised	(506,329)	2.23	(757,538)	3.92	(713,062)	3.84
Canceled/Forfeited	(942,553)	4.08	(889,511)	7.63	(6,868,016)	10.69

Outstanding, end of year	12,325,499	4.49	13,399,381	4.40	12,731,430	4.48

Exercisable, end of year	7,903,327	4.94	6,042,873	5.64	4,892,680	6.70

The aggregate intrinsic value of options exercised, outstanding and exercisable as of October 31, 2012 is $1 million, $6 million and $4 million, respectively. The weighted average life of options outstanding and exercisable as of October 31, 2012 is 5.2 years and 4.2 years, respectively.

Outstanding stock options, excluding performance based options, at October 31, 2012 consist of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(Years)
$1.04 - $2.34	3,490,755	6.1	$1.97	2,424,005	$1.99
$2.35 - $4.60	2,706,750	7.2	3.07	1,392,489	3.24
$4.61 - $6.64	3,684,156	5.6	5.10	1,642,995	5.11
$6.65 - $8.70	1,074,338	0.3	6.83	1,074,338	6.83
$8.71 - $10.75	962,000	2.0	8.87	962,000	8.87
$10.76 - $16.36	407,500	1.9	13.43	407,500	13.43

	12,325,499	5.2	4.49	7,903,327	4.94

Changes in non-vested shares under option, excluding performance based options, for the year ended October 31, 2012 are as follows:

	Shares	Wtd. Avg. Grant Date Fair Value

Non-vested, beginning of year	7,356,508	$1.81
Granted	375,000	2.58
Vested	(3,176,993)	1.72
Canceled	(132,343)	2.41

Non-vested, end of year	4,422,172	1.92

Of the 4.4 million non-vested shares under option as of October 31, 2012, approximately 4.3 million are expected to vest over their respective lives.

As of October 31, 2012, there were 2,359,606 shares of common stock that were available for future grant. Of these shares, 2,141,295 were available for issuance of restricted stock.

In April 2010, the Company commenced a tender offer for employees and consultants of the Company, other than the Company’s executive officers and members of its board of directors, to exchange some or all of their outstanding eligible stock options to purchase shares of the Company’s common stock for new stock options with a lower exercise price. Eligible stock options were those with an exercise price greater than $7.71 per share and granted prior to October 19, 2008. The terms of the offer were such that an eligible optionee would receive one new stock option for every one and one-half surrendered stock options with an exercise price of $7.72 to $10.64 per share and one new stock option for every two surrendered stock options with an exercise price of $10.65 per share and above. These exchange ratios were designed so that the stock compensation expense associated with the new options to be granted, calculated using the Black-Scholes option-pricing model, was equal to the unrecognized compensation expense on the options to be surrendered. Pursuant to the tender offer, 3,754,352 eligible stock options were surrendered. On May 18, 2010, the Company granted an aggregate of 2,058,007 new stock options in exchange for the eligible stock options surrendered, at an exercise price of $5.08 per share, which was the closing price of the Company’s common stock on that date. The remaining 1,696,345 canceled shares are not eligible for re-grant.

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

In 2012, the Company granted additional performance based restricted stock units. The Company used a Monte-Carlo simulation to determine the grant date fair values of the awards. The assumptions used in the Monte-Carlo simulation for the restricted stock units included risk-free interest rates of 0.7% and 0.6%, volatility of 91.4% and 93.1%, and zero dividend yield. The weighted average fair value of all restricted stock units granted during 2012 was $2.27.

Activity related to performance based options and performance based restricted stock units for the fiscal year ended October 31, 2012 is as follows:

	Performance Options	Performance Restricted Stock Units

Non-vested, October 31, 2011	936,000	7,520,000
Granted	—	1,100,000
Vested	—	—
Canceled	(80,000)	(690,625)

Non-vested, October 31, 2012	856,000	7,929,375

As of October 31, 2012, the Company had approximately $2 million and $5 million of unrecognized compensation expense, net of estimated forfeitures, related to the performance options and the performance restricted stock units, respectively. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 2.9 years and 0.8 years, respectively.

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

Changes in restricted stock are as follows:

	Year Ended October 31,
	2012	2011	2010
Outstanding, beginning of year	1,911,669	2,842,004	1,022,003
Granted	105,000	120,000	3,110,000
Vested	(1,155,002)	(1,050,335)	(1,229,998)
Forfeited	(60,000)	—	(60,001)

Outstanding, end of year	801,667	1,911,669	2,842,004

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and will adjust the amortization period as appropriate. As of October 31, 2012, there had been no acceleration of the amortization period. As of October 31, 2012, the Company had approximately $0.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately one year.

The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees who have at least five months of service with the Company. Since the adoption of guidance within ASC 718, “Stock Compensation,” compensation expense has been recognized for shares issued under the ESPP. During fiscal 2012, 2011 and 2010, 461,088, 310,700, and 508,592 shares of stock were issued under the plan with proceeds to the Company of approximately $1 million per year.

During fiscal 2012, 2011 and 2010, the Company recognized total compensation expense related to options, restricted stock, performance based options, performance based restricted stock units and ESPP shares of approximately $23 million, $14 million, and $13 million, respectively.

Note 11 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	October 31,
In thousands	2012	2011
Foreign currency translation adjustment	$80,656	$124,230
Gain/(loss) on cash flow hedges	5,756	(8,103)

	$86,412	$116,127

Note 12 — Income Taxes

A summary of the provision for income taxes from continuing operations is as follows:

	Year Ended October 31,
In thousands	2012	2011	2010
Current:
Federal	$263	$512	$(1,502)
State	408	(132)	1,140
Foreign	14,585	13,248	18,090

	15,256	13,628	17,728
Deferred:
Federal	152	(181)	(2,872)
State	322	(33)	(1,087)
Foreign	(8,173)	(27,729)	9,664

	(7,699)	(27,943)	5,705

Provision (benefit) for income taxes	$7,557	$(14,315)	$23,433

A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Year Ended October 31,
	2012	2011	2010
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(18.7)	0.4	(10.0)
Foreign tax rate differential	(72.4)	(16.4)	15.7
Foreign tax exempt income	224.6	18.8	(38.2)
Goodwill impairment	—	(76.5)	—
Stock-based compensation	(152.0)	(5.7)	4.2
Uncertain tax positions	76.4	215.5	(3.1)
Valuation allowance	(513.2)	(118.4)	133.1
Other	74.6	(8.2)	16.1

Effective income tax rate	(345.7)%	44.5%	152.8%

The components of net deferred income taxes are as follows:

	October 31,
In thousands	2012	2011
Deferred income tax assets:
Allowance for doubtful accounts	$7,532	$8,431
Unrealized gains and losses	5,541	12,946
Tax loss carry forwards	342,529	253,611
Accruals and other	79,037	70,515

	434,639	345,503
Deferred income tax liabilities:
Depreciation and amortization	(12,909)	(7,041)
Intangibles	(27,218)	(26,310)

	(40,127)	(33,351)

Deferred income taxes	394,512	312,152
Valuation allowance	(254,491)	(156,065)

Net deferred income taxes	$140,021	$156,087

Income/(Loss) before provision for income taxes from continuing operations includes $32 million, ($4) million and $93 million of income/(loss) from foreign jurisdictions for the fiscal years ended October 31, 2012, 2011 and 2010, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. As of October 31, 2012, foreign earnings earmarked for permanent reinvestment totaled approximately $151 million. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

As of October 31, 2012, the Company has federal net operating loss carry forwards of approximately $186 million and state net operating loss carry forwards of approximately $207 million, which will expire on various dates through 2032. The company has recorded a valuation allowance against the entire amount of these tax loss carry forwards. In addition, the Company has foreign tax loss carry forwards of approximately $820 million as of October 31, 2012. Approximately $766 million will be carried forward until fully utilized, with the remaining $54 million expiring on various dates through 2032. The Company has recorded a valuation allowance against $360 million of the foreign tax loss carry forwards. As of October 31, 2012, the Company has capital loss carry forwards of approximately $42 million which will expire in 2014. The Company has recorded a valuation allowance against the entire amount of the capital loss carry forwards.

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. Due to sustained taxable losses, the Company maintains a valuation allowance against its net deferred tax assets in the United States and in certain jurisdictions in the APAC and Corporate Operations segments.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest and penalties and related tax carry forwards):

	Year ended October 31,
In thousands	2012	2011
Balance, beginning of year	$10,401	$144,923
Gross increases related to current year tax positions	1,166	262
Settlements	—	(134,190)
Lapse in statute of limitation	(598)	(545)
Foreign exchange and other	(182)	(49)

Balance, end of year	$10,787	$10,401

If the Company’s positions are sustained by the relevant taxing authority, approximately $10 million (excluding interest and penalties) of uncertain tax position liabilities as of October 31, 2012 would favorably impact the Company’s effective tax rate in future periods.

During fiscal 2011, the Company released approximately $134 million of uncertain tax positions as a result of the positions becoming effectively settled, primarily due to the completion of the Company’s tax audit in France. The settled positions included positions on losses on asset dispositions, intercompany transactions and withholding taxes.

The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations, which is included in current tax expense in the summary of income tax provision table shown above. As of October 31, 2012, the Company had recognized a liability for interest and penalties of $7 million.

During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position that the Company concluded was more likely than not is subsequently reversed, the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $8 million to an increase of the liability of $2 million, excluding penalties and interest for its existing tax positions.

The Company is generally subject to examination in the United States and its significant foreign tax jurisdictions, including France, Australia and Canada for fiscal 2008 and thereafter.

Note 13 — Employee Plans

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company made contributions of zero, $1 million, and zero to the 401(k) Plan in fiscal 2012, 2011, and 2010 respectively.

Employees of the Company’s French subsidiary, Na Pali SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law. Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and become fully vested with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $0.4 million, $3 million, and $3 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2012, 2011 and 2010, respectively.

Note 14 — Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s management in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the action sports industry in which the Company designs, markets and distributes apparel, footwear, accessories and related products. The Company currently operates in four segments: the Americas, EMEA, APAC and Corporate Operations. The Americas segment includes revenues primarily from the United States, Canada, Brazil and Mexico. The EMEA segment includes revenues primarily from continental Europe, the United Kingdom, and South Africa. The APAC segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Costs that support all segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate Operations. Corporate Operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 3% of the Company’s net revenues for fiscal 2012, 2011 and 2010.

The Company sells a full range of its products within each geographical segment. The percentages of net revenues attributable to each of the Company’s major product categories are as follows:

	Percentage of Net Revenues
	2012	2011	2010
Apparel	63%	61%	64%
Footwear	24	23	21
Accessories and related products	13	16	15

	100%	100%	100%

Information related to the Company’s operating segments is as follows:

	Year Ended October 31,
In thousands	2012	2011	2010
Revenues, net:
Americas	$991,625	$914,406	$843,078
EMEA	710,852	761,100	728,952
APAC	307,141	272,479	260,578
Corporate operations	3,621	5,076	5,012

Consolidated	$2,013,239	$1,953,061	$1,837,620

Gross profit/(loss):
Americas	$429,868	$425,607	$390,249
EMEA	393,944	453,727	436,088
APAC	156,833	144,815	141,197
Corporate operations	(299)	(315)	(286)

Consolidated	$980,346	$1,023,834	$967,248

SG&A expense:
Americas	$362,322	$360,921	$324,683
EMEA	337,535	340,387	340,138
APAC	157,247	147,949	128,207
Corporate operations	59,040	46,692	39,038

Consolidated	$916,144	$895,949	$832,066

Asset impairments:
Americas	$5,267	$3,891	$8,686
EMEA	560	1,331	1,785
APAC	1,407	81,151	1,186
Corporate operations	—	—	—

Consolidated	$7,234	$86,373	$11,657

Operating income/(loss):
Americas	$62,279	$60,795	$56,880
EMEA	55,849	112,009	94,165
APAC	(1,821)	(84,285)	11,804
Corporate operations	(59,339)	(47,007)	(39,324)

Consolidated	$56,968	$41,512	$123,525

Identifiable assets:
Americas	$576,179	$577,643	$535,580
EMEA	718,537	750,378	704,306
APAC	224,149	231,879	298,503
Corporate operations	199,375	204,323	157,732

Consolidated	$1,718,240	$1,764,223	$1,696,121

Goodwill:
Americas	$75,974	$76,048	$75,051
EMEA	190,986	186,334	181,555
APAC	6,207	6,207	75,882

Consolidated	$273,167	$268,589	$332,488

France accounted for 30%, 29%, and 28% of EMEA net revenues to unaffiliated customers for the years ended October 31, 2012, 2011 and 2010, respectively, while Spain accounted for 16%, 18%, and 19%, respectively, and the United Kingdom accounted for 11%, 8%, and 8%, respectively. Identifiable assets in the United States totaled $547 million as of October 31, 2012.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of October 31, 2012, the Company was hedging forecasted transactions expected to occur through October 2013. Assuming October 31, 2012 exchange rates remain constant, $6 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next twelve months.

For the years ended October 31, 2012, 2011, and 2010 the effective portions of gains and losses on derivative instruments in the consolidated statements of operations and the consolidated statements of comprehensive income/(loss) were as follows:

	Year Ended October 31,
In thousands	2012	2011	2010	Location
Gain/(loss) recognized in OCI on derivatives	$17,397	$(18,149)	$15,039	Other comprehensive (loss)/income
Gain/(loss) reclassified from accumulated OCI into income	$929	$(8,513)	$(5,712)	Cost of goods sold
Loss reclassified from accumulated OCI into income	$—	$(1,033)	$—	Interest expense
(Loss)/gain reclassified from accumulated OCI into income	$(1,031)	$137	$(894)	Foreign currency gain
Loss recognized in income on derivatives	$(271)	$—	$(816)	Foreign currency gain

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

The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.

As of October 31, 2012, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and future cash receipts:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollar	Inventory	$262,798	Nov 2012 – Oct 2013	$7,906
British pounds	Accounts receivable	16,857	Nov 2012 – Oct 2013	(410)

		$279,655		$7,496

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

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying consolidated balance sheet:

	Fair Value Measurements Using			Assets (Liabilities)
In thousands	Level 1	Level 2	Level 3	at Fair Value
	October 31, 2012:
Derivative assets:
Other receivables	$—	$11,356	$—	$11,356
Derivative liabilities:
Accrued liabilities	—	(3,860)	—	(3,860)

Total fair value	$—	$7,496	$—	$7,496

	October 31, 2011:
Derivative assets:
Other receivables	$—	$1,031	$—	$1,031
Other assets	—	1,610	—	1,610
Derivative liabilities:
Accrued liabilities	—	(12,297)	—	(12,297)
Other long-term liabilities	—	(688)	—	(688)

Total fair value	$—	$(10,344)	$—	$(10,344)

Note 16 — Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows:

	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31
Year ended October 31, 2012:
Revenues, net	$449,621	$492,213	$512,439	$558,966
Gross profit	227,950	242,149	253,488	256,759
Net (loss)/income attributable to Quiksilver, Inc.	(22,605)	(5,120)	12,610	4,359
Net (loss)/income per share attributable to Quiksilver, Inc., assuming dilution	(0.14)	(0.03)	0.07	0.02
Trade accounts receivable	321,785	370,974	398,522	433,743
Inventories	412,291	358,915	391,052	344,746
Year ended October 31, 2011:
Revenues, net	$426,450	$478,093	$503,317	$545,201
Gross profit	223,470	262,169	255,118	283,077
Net (loss)/income attributable to Quiksilver, Inc.	(16,268)	(83,325)	10,437	67,898
Net (loss)/income per share attributable to Quiksilver, Inc., assuming dilution	(0.10)	(0.51)	0.06	0.38
Trade accounts receivable	287,458	341,781	385,927	397,089
Inventories	309,561	289,538	364,833	347,757

Note 17 — Restructuring Charges

In connection with its cost reduction efforts, the Company formulated the Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The 2011 Plan covers the global operations of the Company, but is primarily concentrated in the United States. During the fiscal year ended October 31, 2012, the Company recorded approximately $4 million of facility charges, primarily related to lease loss accruals and an additional $10 million in severance charges. The Company continues to evaluate its facilities, as well as its overall cost structure, and may incur future charges.

Activity and liability balances recorded as part of the 2011 Plan are as follows:

In thousands	Workforce	Facility & Other	Total
Balance November 1, 2010	$—	$—	$—
Charged to expense	1,389	6,649	8,038
Cash payments	(313)	(417)	(730)

Balance November 1, 2011	$1,076	$6,232	$7,308
Charged to expense	9,721	3,881	13,602
Cash payments	(5,462)	(3,257)	(8,719)

Balance, October 31, 2012	$5,335	$6,856	$12,191

In fiscal 2009, the Company formulated the Fiscal 2009 Cost Reduction Plan (the “2009 Plan”). The 2009 Plan covered the global operations of the Company, but was primarily concentrated in the United States. During the fiscal year ended October 31, 2011, the Company determined that it would utilize certain facilities in the United States that were previously vacated, and reversed approximately $2 million of previously recognized lease loss accruals. The Company completed the payout of the remaining liabilities accrued under the 2009 Plan and terminated the 2009 Plan as of October 31, 2011.

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

The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its 100% owned Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2012 and 2011 and for each of fiscal 2012, 2011 and 2010. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain immaterial balances have been reclassified in the prior year financial statements to conform to the current year presentation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended October 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$469	$854,754	$1,262,757	$(104,741)	$2,013,239
Cost of goods sold	—	505,420	602,115	(74,642)	1,032,893

Gross profit	469	349,334	660,642	(30,099)	980,346
Selling, general and administrative expense	56,983	311,886	577,868	(30,593)	916,144
Asset impairments	—	5,162	2,072	—	7,234

Operating (loss)/income	(56,514)	32,286	80,702	494	56,968
Interest expense	28,987	5,351	26,485	—	60,823
Foreign currency gain	(173)	(35)	(1,461)	—	(1,669)
Equity in earnings	(74,572)	4,674	—	69,898	—

(Loss)/income before provision for income taxes	(10,756)	22,296	55,678	(69,404)	(2,186)
Provision for income taxes	—	1,144	6,413	—	7,557

Net (loss)/income	(10,756)	21,152	49,265	(69,404)	(9,743)
Less: net income attributable to non-controlling interest	—	—	(1,013)	—	(1,013)

Net (loss)/income attributable to Quiksilver, Inc.	$(10,756)	$21,152	$48,252	$(69,404)	$(10,756)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended October 31, 2011

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$464	$736,110	$1,270,320	$(53,833)	$1,953,061
Cost of goods sold	—	399,493	554,593	(24,859)	929,227

Gross profit	464	336,617	715,727	(28,974)	1,023,834
Selling, general and administrative expense	43,045	311,840	566,703	(25,639)	895,949
Asset impairments	—	3,399	82,974	—	86,373

Operating (loss)/income	(42,581)	21,378	66,050	(3,335)	41,512
Interest expense	28,871	3,785	41,152	—	73,808
Foreign currency loss/(gain)	30	(40)	(101)	—	(111)
Equity in earnings	(50,224)	(836)	—	51,060	—

(Loss)/income before provision/(benefit) for income taxes	(21,258)	18,469	24,999	(54,395)	(32,185)
Provision/(benefit) for income taxes	—	165	(14,480)	—	(14,315)

Net (loss)/income	(21,258)	18,304	39,479	(54,395)	(17,870)
Less: net income attributable to non-controlling interest	—	—	(3,388)	—	(3,388)

Net (loss)/income attributable to Quiksilver, Inc.	$(21,258)	$18,304	$36,091	$(54,395)	$(21,258)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended October 31, 2010

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$376	$683,767	$1,195,536	$(42,059)	$1,837,620
Cost of goods sold	—	373,740	511,777	(15,145)	870,372

Gross profit	376	310,027	683,759	(26,914)	967,248
Selling, general and administrative expense	36,867	283,347	537,153	(25,301)	832,066
Asset impairments	—	7,585	4,072	—	11,657

Operating (loss)/income	(36,491)	19,095	142,534	(1,613)	123,525
Interest expense, net	28,721	55,070	30,318	—	114,109
Foreign currency gain	(285)	(124)	(5,508)	—	(5,917)
Equity in earnings and other (income)/expense	(50,399)	(1,482)	—	51,881	—

(Loss)/income before (benefit)/provision for income taxes	(14,528)	(34,369)	117,724	(53,494)	15,333
(Benefit)/provision for income taxes	(4,844)	522	27,755	—	23,433

(Loss)/income from continuing operations	(9,684)	(34,891)	89,969	(53,494)	(8,100)
Income from discontinued operations	—	1,485	345	—	1,830

Net (loss)/income	(9,684)	(33,406)	90,314	(53,494)	(6,270)
Less: net income attributable to non-controlling interest	—	—	(3,414)	—	(3,414)

Net (loss)/income attributable to Quiksilver, Inc.	$(9,684)	$(33,406)	$86,900	$(53,494)	$(9,684)

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$324	$135	$41,364	$—	$41,823
Trade accounts receivable, net	—	181,945	251,798	—	433,743
Other receivables	20	6,158	26,640	—	32,818
Inventories	—	107,722	237,465	(441)	344,746
Deferred income taxes	—	5,209	21,159	—	26,368
Prepaid expenses and other current assets	2,277	9,548	14,546	—	26,371

Total current assets	2,621	310,717	592,972	(441)	905,869
Fixed assets, net	18,802	64,496	155,015	—	238,313
Intangible assets, net	3,228	47,746	88,475	—	139,449
Goodwill	—	112,216	160,951	—	273,167
Other assets	2,753	2,677	42,359	—	47,789
Deferred income taxes long-term	—	(23,550)	137,203	—	113,653
Investment in subsidiaries	1,087,924	5,028	—	(1,092,952)	—

Total assets	$1,115,328	$519,330	$1,176,975	$(1,093,393)	$1,718,240

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$18,147	$—	$18,147
Accounts payable	6,995	95,355	101,222	—	203,572
Accrued liabilities	6,189	28,343	80,359	—	114,891
Current portion of long-term debt	—	8,594	10,053	—	18,647
Income taxes payable	—	(117)	1,476	—	1,359
Intercompany balances	118,834	(95,809)	(23,025)	—	—

Total current liabilities	132,018	36,366	188,232	—	356,616
Long-term debt, net of current portion	400,000	60,700	260,475	—	721,175
Other long-term liabilities	—	25,241	12,972	—	38,213

Total liabilities	532,018	122,307	461,679	—	1,116,004
Stockholders’/invested equity	583,310	397,023	696,370	(1,093,393)	583,310
Non-controlling interest	—	—	18,926	—	18,926

Total liabilities and equity	$1,115,328	$519,330	$1,176,975	$(1,093,393)	$1,718,240

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2011

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17	$1,331	$108,405	$—	$109,753
Trade accounts receivable, net	—	150,782	246,307	—	397,089
Other receivables	122	5,918	17,150	—	23,190
Income taxes receivable	—	21,338	(17,073)	—	4,265
Inventories	—	115,456	234,266	(1,965)	347,757
Deferred income taxes	—	(1,182)	33,990	—	32,808
Prepaid expenses and other current assets	2,378	8,525	14,526	—	25,429

Total current assets	2,517	302,168	637,571	(1,965)	940,291
Fixed assets, net	17,602	64,943	155,562	—	238,107
Intangible assets, net	3,007	48,743	86,393	—	138,143
Goodwill	—	112,216	156,373	—	268,589
Other assets	4,457	3,936	47,421	—	55,814
Deferred income taxes long-term	—	(16,682)	139,961	—	123,279
Investment in subsidiaries	1,084,745	8,929	—	(1,093,674)	—

Total assets	$1,112,328	$524,253	$1,223,281	$(1,095,639)	$1,764,223

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$18,335	$—	$18,335
Accounts payable	2,510	88,280	112,233	—	203,023
Accrued liabilities	6,673	30,088	96,183	—	132,944
Current portion of long-term debt	—	3,000	1,628	—	4,628
Intercompany balances	93,047	(34,611)	(58,436)	—	—

Total current liabilities	102,230	86,757	169,943	—	358,930
Long-term debt, net of current portion	400,000	36,542	288,181	—	724,723
Other long-term liabilities	—	41,219	16,729	—	57,948

Total liabilities	502,230	164,518	474,853	—	1,141,601
Stockholders’/invested equity	610,098	359,735	735,904	(1,095,639)	610,098
Non-controlling interest	—	—	12,524	—	12,524

Total liabilities and equity	$1,112,328	$524,253	$1,223,281	$(1,095,639)	$1,764,223

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended October 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss)/income	$(10,756)	$21,152	$49,265	$(69,404)	$(9,743)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	2,088	18,002	33,142	—	53,232
Stock-based compensation	22,552	—	—	—	22,552
Provision for doubtful accounts	—	(1,642)	6,236	—	4,594
Asset impairments	—	5,162	2,072	—	7,234
Equity in earnings	(74,572)	4,674	282	69,898	282
Non-cash interest expense	1,490	1,506	689	—	3,685
Deferred income taxes	—	474	(9,056)	—	(8,582)
Other adjustments to reconcile net (loss)/income	(443)	36	(6,092)	—	(6,499)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(29,521)	(23,884)	—	(53,405)
Inventories	—	7,195	(11,679)	(494)	(4,978)
Other operating assets and liabilities	10,255	2,233	(34,399)	—	(21,911)

Net cash (used in)/provided by operating activities	(49,386)	29,271	6,576	—	(13,539)
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	45	8,153	—	8,198
Capital expenditures	(4,388)	(22,580)	(39,113)	—	(66,081)
Business acquisitions, net of cash acquired	—	—	(9,117)	—	(9,117)

Net cash used in investing activities	(4,388)	(22,535)	(40,077)	—	(67,000)
Cash flows from financing activities:
Transactions with non-controlling interest owners	—	(11,000)	—	—	(11,000)
Borrowings on lines of credit	—	—	15,139	—	15,139
Payments on lines of credit	—	—	(12,641)	—	(12,641)
Borrowings on long-term debt	—	93,500	46,535	—	140,035
Payments on long-term debt	—	(70,800)	(42,041)	—	(112,841)
Stock option exercises and employee stock purchases	2,241	—	—	—	2,241
Intercompany	51,840	(19,632)	(32,208)	—	—

Net cash provided by/(used in) financing activities	54,081	(7,932)	(25,216)	—	20,933
Effect of exchange rate changes on cash	—	—	(8,324)	—	(8,324)

Net increase/(decrease) in cash and cash equivalents	307	(1,196)	(67,041)	—	(67,930)
Cash and cash equivalents, beginning of period	17	1,331	108,405	—	109,753

Cash and cash equivalents, end of period	$324	$135	$41,364	—	$41,823

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended October 31, 2011

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss)/income	$(21,258)	$18,304	$39,479	$(54,395)	$(17,870)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,735	20,445	33,079	—	55,259
Stock-based compensation	14,414	—	—	—	14,414
Provision for doubtful accounts	—	1,363	7,369	—	8,732
Asset impairments	—	3,399	82,974	—	86,373
Equity in earnings	(50,224)	(994)	(197)	51,060	(355)
Non-cash interest expense	1,387	1,808	15,917	—	19,112
Deferred income taxes	—	3,703	(31,951)	—	(28,248)
Other adjustments to reconcile net (loss)/income	72	481	(6,219)	—	(5,666)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(22,106)	(11,879)	—	(33,985)
Inventories	—	(23,322)	(50,719)	3,335	(70,706)
Other operating assets and liabilities	1,090	(4,275)	30,274	—	27,089

Net cash (used in)/provided by operating activities	(52,784)	(1,194)	108,127	—	54,149
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	15	12,531	—	12,546
Capital expenditures	(12,570)	(34,624)	(42,396)	—	(89,590)
Business acquisitions, net of cash acquired	—	(528)	(5,050)	—	(5,578)

Net cash used in investing activities	(12,570)	(35,137)	(34,915)	—	(82,622)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	30,070	—	30,070
Payments on lines of credit	—	—	(35,303)	—	(35,303)
Borrowings on long-term debt	—	44,500	270,830	—	315,330
Payments on long-term debt	—	(25,524)	(259,152)	—	(284,676)
Payments of debt issuance costs	—	—	(6,391)	—	(6,391)
Stock option exercises and employee stock purchases	4,129	—	—	—	4,129
Intercompany	61,078	(20,486)	(40,592)	—	—

Net cash provided by/(used in) financing activities	65,207	(1,510)	(40,538)	—	23,159
Effect of exchange rate changes on cash	—	—	(5,526)	—	(5,526)

Net (decrease)/increase in cash and cash equivalents	(147)	(37,841)	27,148	—	(10,840)
Cash and cash equivalents, beginning of period	164	39,172	81,257	—	120,593

Cash and cash equivalents, end of period	$17	$1,331	$108,405	—	$109,753

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended October 31, 2010

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss)/income	$(9,684)	$(33,406)	$90,314	$(53,494)	$(6,270)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	(1,485)	(345)	—	(1,830)
Depreciation and amortization	1,519	21,494	30,848	—	53,861
Stock-based compensation	12,831	—	—	—	12,831
Provision for doubtful accounts	—	4,360	10,947	—	15,307
Equity in earnings	(50,399)	(1,482)	(524)	51,881	(524)
Asset impairments	—	8,403	3,254	—	11,657
Non-cash interest expense	1,292	42,740	12,663	—	56,695
Deferred taxes	—	(5,652)	13,681	—	8,029
Other adjustments to reconcile net (loss)/income	(195)	(1,455)	(1,892)	—	(3,542)
Changes in operating assets and liabilities:
Trade accounts receivable	—	15,735	24,111	—	39,846
Inventories	—	(5,075)	7,967	1,613	4,505
Other operating assets and liabilities	16,733	7,960	(15,561)	—	9,132

Cash (used in)/provided by operating activities of continuing operations	(27,903)	52,137	175,463	—	199,697
Cash provided by operating activities of discontinued operations	—	1,507	2,278	—	3,785

Net cash (used in)/provided by operating activities	(27,903)	53,644	177,741	—	203,482
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	34	4,519	109	—	4,662
Capital expenditures	(4,194)	(10,730)	(32,873)	—	(47,797)
Changes in restricted cash	—	—	52,706	—	52,706

Net cash (used in)/provided by investing activities	(4,160)	(6,211)	19,942	—	9,571
Cash flows from financing activities:
Borrowings on lines of credit	—	—	16,581	—	16,581
Payments on lines of credit	—	—	(27,021)	—	(27,021)
Borrowings on long-term debt	—	42,735	16,618	—	59,353
Payments on long-term debt	—	(51,489)	(169,077)	—	(220,566)
Payments of debt and equity issuance costs	(7,750)	—	(1,823)	—	(9,573)
Proceeds from stock option exercises	3,639	—	—	—	3,639
Transactions with non-controlling interests owners	—	(1,542)	(3,632)	—	(5,174)
Intercompany	36,017	900	(36,917)	—	—

Net cash provided by/(used in) financing activities	31,906	(9,396)	(205,271)	—	(182,761)
Effect of exchange rate changes on cash	—	—	(9,215)	—	(9,215)

Net (decrease)/increase in cash and cash equivalents	(157)	38,037	(16,803)	—	21,077
Cash and cash equivalents, beginning of period	321	1,135	98,060	—	99,516

Cash and cash equivalents, end of period	$164	$39,172	$81,257	—	$120,593

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 10, 2013

QUIKSILVER, INC. (Registrant)

By:	/s/ Robert B. McKnight, Jr.	By:	/s/ Richard Shields
	Robert B. McKnight, Jr.		Richard Shields
	Chairman of the Board,		Chief Financial Officer
	Chief Executive Officer and President		(Principal Financial and Accounting Officer)
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Robert B. McKnight, Jr. and Richard Shields, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/ Robert B. McKnight, Jr.	Chairman of the Board,	January 10, 2013
Robert B. McKnight, Jr.	Chief Executive Officer
and President
(Principal Executive Officer)

/s/ Richard Shields	Chief Financial Officer	January 10, 2013
Richard Shields	(Principal Financial and Accounting Officer)

/s/ Charles S. Exon	Director	January 10, 2013
Charles S. Exon	Chief Administrative Officer

/s/ William M. Barnum, Jr.	Director	January 10, 2013
William M. Barnum, Jr.

/s/ Joseph F. Berardino	Director	January 10, 2013
Joseph F. Berardino

/s/ James G. Ellis	Director	January 10, 2013
James G. Ellis

/s/ M. Steven Langman	Director	January 10, 2013
M. Steven Langman

Signatures	Title	Date Signed

/s/ Robert L. Mettler	Director	January 10, 2013
Robert L. Mettler

/s/ Paul C. Speaker	Director	January 10, 2013
Paul C. Speaker

/s/ Andrew W. Sweet	Director	January 10, 2013
Andrew W. Sweet

EXHIBIT INDEX

Exhibit Number	DESCRIPTION

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporate by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 3, 2013).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

10.1	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 8, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

Exhibit Number	DESCRIPTION

10.2	First Amendment to Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated June 24, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 25, 2009).

10.3	AR Financing Facility Contract dated August 22, 2008 between Na Pali S.A.S. and GE Factofrance SNC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 27, 2008).

10.4	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc. and Rhône Capital III L.P. dated June 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.5	Credit Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.6	Credit Agreement by and among Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.7	Warrant and Registration Rights Agreement by and among Quiksilver, Inc., Rhône Capital III L.P. and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the initial warrant holders, dated July 31, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.8	Amendment to Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.9	Amendment to Euro Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto Amendments to executive officer base salaries effective as of November 1, 2009 (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.10	Exchange Letter Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., Mountain & Wave S.a.r.l., Rhône Group L.L.C., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated June 14, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 15, 2010).

10.11	Exchange Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., Mountain & Wave S.a.r.l., Rhône Group L.L.C., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated June 24, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 25, 2010).

Exhibit Number	DESCRIPTION

10.12	Stockholders Agreement by and among Quiksilver, Inc., Rhône Capital III, L.P., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2010).

10.13	Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America N.A., as an administrative and collateral agent, and the lender parties thereto dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 27, 2010).

10.14	First Amendment to Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America N.A.., as an administrative and collateral agent, and the lender parties thereto dated November 29, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 29, 2010).

10.15	Third Amendment to Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America, N.A., as an administrative and collateral agent, and the lender parties thereto dated February 1, 2012 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed March 9, 2012).

10.16	Credit Agreement by and among Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated July 31, 2009 (the “US Credit Agreement”) (incorporated by reference to Exhibit 10.5 of the Company’s Amended Quarterly Report on Form 10-Q/A filed on September 15, 2010). Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated by asterisks (“*****”), and the omitted text has been filed separately with the Securities and Exchange Commission.

10.17	First Amendment to US Credit Agreement dated August 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 2, 2010).

10.18	Second Amendment to US Credit Agreement dated November 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 29, 2010).

10.19	English Translation of Facilities Agreement by and among Pilot S.A.S. and Na Pali S.A.S. as borrowers, Quiksilver, Inc., as guarantor, BNP Paribas, Crédit Lyonnais and Société Générale Corporate & Investment Banking as mandated lead arrangers, BNP Paribas as agent, Société Générale as security agent, Caisse Régionale de Crédit Agricole Mutuel Pyrénées Gascogne as issuing bank, and BNP Paribas, Crédit Lyonnais, Société Générale, Natixis, Caisse Régionale de Crédit Agricole Mutuel Pyrénées-Gascogne, Banque Populaire du Sud Ouest, CIC — Société Bordelaise, and HSBC France as original lenders dated July 31, 2009 (“French Facility”) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.20	First Amendment to the French Facility dated September 25, 2009 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.21	Global Amendment Agreement to the French Facility dated September 29, 2009 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.22	Term Loan Agreement dated September 29, 2009 among QS Finance Luxembourg S.A., Quiksilver, Inc., Biarritz Holdings S.à r.l. and Société Générale (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 30, 2009).

Exhibit Number	DESCRIPTION

10.23	Form of Indemnity Agreement between Quiksilver, Inc. and individual directors and officers of Quiksilver, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.24	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option and Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 23, 2011). (1)

10.25	Amendment to Quiksilver, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.26	Standard Form of Restricted Stock Unit Agreement under the Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011). (1)

10.27	Form of Letter Agreement for the Surrender, Cancellation and Amendment of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.28	Form of Restricted Stock Unit Agreement for November 2012 Grants (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.29	Restricted Stock Agreement by and between Quiksilver, Inc. and Douglas Ammerman dated June 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007). (1)

10.30	Quiksilver, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009). (1)

10.31	Quiksilver, Inc. Written Description of Nonemployee Director Compensation (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010). (1)

10.32	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004). (1)

10.33	Quiksilver, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2011). (1)

10.34	Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 28, 2006). (1)

10.35	Standard Form of Restricted Stock Issuance Agreement under the Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2006). (1)

10.36	Amended and Restated Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated January 3, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2013). (1)

10.37	Employment Agreement between Andrew P. Mooney and Quiksilver, Inc. dated January 3, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2013). (1)

10.38	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

Exhibit Number	DESCRIPTION

10.39	Transitional Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.40	English translation of Employment Agreement between Pierre Agnes and Pilot SAS dated March 6, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 12, 2012). (1)

10.41	English translation of Corporate Mandate between Pierre Agnes and Pilot SAS Quiksilver, Inc. dated March 6, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 12, 2012). (1)

10.42	Employment Agreement between Craig Stevenson and Ug Manufacturing Co. Pty Ltd dated March 6, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 12, 2012). (1)

10.43	Employment Agreement between Richard Shields and Quiksilver, Inc. dated April 12, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 27, 2012). (1)

10.44	Employment Agreement between Robert Colby and Quiksilver, Inc. dated January 5, 2012. (1)

10.45	Consulting Services Agreement between Paul Speaker and Quiksilver, Inc. dated March 23, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011). (1)

10.46	Indemnity Agreement by and between Quiksilver, Inc. and Andrew Sweet dated July 31, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.47	Indemnity Agreement by and between Quiksilver, Inc. and M. Steven Langman dated July 31, 2009 (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

21.1	Subsidiaries of Quiksilver, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Management contract or compensatory plan.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.