Form 10-Q
period 2013-01-31
QUIKSILVER INC
filed 2013-03-08
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at February 28, 2013 was 167,295,287.

QUIKSILVER, INC.

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter ended January 31,
In thousands, except per share amounts	2013	2012
Revenues, net	$431,018	$449,621
Cost of goods sold	211,311	221,671

Gross profit	219,707	227,950
Selling, general and administrative expense	225,259	230,415
Asset impairments	3,168	—

Operating loss	(8,720)	(2,465)
Interest expense	15,507	15,045
Foreign currency loss/(gain)	3,173	(1,850)

Loss before provision for income taxes	(27,400)	(15,660)
Provision for income taxes	3,224	5,250

Net loss	(30,624)	(20,910)
Less: net income attributable to non-controlling interest	(505)	(1,695)

Net loss attributable to Quiksilver, Inc.	$(31,129)	$(22,605)

Net loss per share attributable to Quiksilver, Inc., basic	$(0.19)	$(0.14)

Net loss per share attributable to Quiksilver, Inc., diluted	$(0.19)	$(0.14)

Weighted average common shares outstanding, basic and diluted	165,767	163,363

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	First Quarter ended January 31,
In thousands	2013	2012
Net loss	$(30,624)	$(20,910)
Other comprehensive loss:
Foreign currency translation adjustment	11,758	(33,704)
Net unrealized (loss)/gain on derivative instruments, net of tax of $1,628 (2013) and $(7,076) (2012)	(3,648)	13,944

Comprehensive loss	(22,514)	(40,670)
Comprehensive income attributable to non-controlling interest	(505)	(1,695)

Comprehensive loss attributable to Quiksilver, Inc.	$(23,019)	$(42,365)

See Notes to Condensed Consolidated Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share amounts	January 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$68,361	$41,823
Trade accounts receivable, less allowances of $46,378 (2013) and $45,147 (2012)	339,580	433,743
Other receivables	31,869	32,818
Income taxes receivable	1,010	—
Inventories, net	419,191	344,746
Deferred income taxes - current	27,612	26,368
Prepaid expenses and other current assets	37,915	26,371

Total current assets	925,538	905,869
Fixed assets, less accumulated depreciation and amortization of $244,478 (2013) and $233,441 (2012)	239,950	238,313
Intangible assets, net	140,090	139,449
Goodwill	277,250	273,167
Other assets	45,463	47,789
Deferred income taxes - long-term	119,661	113,653

Total assets	$1,747,952	$1,718,240

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$11,897	$18,147
Accounts payable	221,696	203,572
Accrued liabilities	109,842	114,891
Current portion of long-term debt	42,358	18,647
Income taxes payable	—	1,359

Total current liabilities	385,793	356,616
Long-term debt, net of current portion	734,191	721,175
Other long-term liabilities	37,592	38,213

Total liabilities	1,157,576	1,116,004
Equity:
Preferred stock, $.01 par value, (5,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par value, (285,000,000 shares authorized; 170,175,487 (2013) and 169,066,161 (2012) outstanding)	1,702	1,691
Additional paid-in capital	555,905	545,306
Treasury stock (2,885,200 shares)	(6,778)	(6,778)
Accumulated deficit	(74,450)	(43,321)
Accumulated other comprehensive income	94,522	86,412

Total Quiksilver, Inc. stockholders’ equity	570,901	583,310
Non-controlling interest	19,475	18,926

Total equity	590,376	602,236

Total liabilities and equity	$1,747,952	$1,718,240

See Notes to Condensed Consolidated Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter ended January 31,
In thousands	2013	2012
Cash flows from operating activities:
Net loss	$(30,624)	$(20,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,219	12,962
Stock-based compensation	7,336	6,977
Provision for doubtful accounts	1,331	(1,682)
Loss on disposal of fixed assets	2	45
Foreign currency loss/(gain)	2,754	(1,172)
Asset impairments	3,168	—
Non-cash interest expense	911	1,063
Equity in earnings	(11)	(195)
Deferred income taxes	1,135	3,354
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	99,661	67,206
Other receivables	3,563	6,022
Inventories	(68,479)	(71,153)
Prepaid expenses and other current assets	(11,848)	(9,534)
Other assets	3,330	712
Accounts payable	13,624	24,140
Accrued liabilities and other long-term liabilities	(13,582)	(15,785)
Income taxes payable	(1,174)	1,826

Net cash provided by operating activities	23,316	3,876
Cash flows from investing activities:
Capital expenditures	(12,778)	(16,486)
Business acquisitions, net of acquired cash	—	(9,117)

Net cash used in investing activities	(12,778)	(25,603)
Cash flows from financing activities:
Borrowings on lines of credit	1,963	—
Payments on lines of credit	(8,042)	(11,448)
Borrowings on long-term debt	47,879	47,442
Payments on long-term debt	(23,200)	(22,628)
Stock option exercises and employee stock purchases	3,319	779

Net cash provided by financing activities	21,919	14,145
Effect of exchange rate changes on cash	(5,919)	(7,736)

Net increase/(decrease) in cash and cash equivalents	26,538	(15,318)
Cash and cash equivalents, beginning of period	41,823	109,753

Cash and cash equivalents, end of period	$68,361	$94,435

Supplementary cash flow information:
Cash paid during the period for:
Interest	$13,431	$12,357

Income taxes	$2,731	$2,871

Non-cash investing activities:
Capital expenditures accrued at period end	$5,750	$4,103

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Quiksilver, Inc. and its subsidiaries (the “Company”) has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the first quarter (three months) ended January 31, 2013 and 2012. References to any particular fiscal year refer to the year ended October 31 of that year (for example, “fiscal 2013” refers to the year ending October 31, 2013). The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the fiscal year ended October 31, 2012 included in the Company’s most recent Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year.

2.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented, while the FASB further deliberates this aspect of the proposal. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Both issuances on the presentation of comprehensive income became effective for the Company on November 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. The updated guidance became effective for the Company on November 1, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. This new guidance is effective on a prospective basis for the Company on November 1, 2013. As this guidance only impacts the presentation and disclosure of amounts reclassified out of accumulated other comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

3.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the action sports industry in which the Company designs, markets and distributes apparel, footwear, accessories and related products. The Company currently operates in four segments: the Americas, EMEA, and APAC, each of which sells a full range of the Company’s products, as well as Corporate Operations. The Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. The EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, and South Africa. The APAC segment, consisting of Australia, New Zealand, and Asia, includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations, along with revenues from sourcing services to the Company’s licensees.

Information related to the Company’s operating segments for the first quarter of fiscal 2013 and 2012 is as follows:

In thousands	2013	2012
Revenues, net:
Americas	$186,284	$205,408
EMEA	171,174	168,874
APAC	72,876	74,593
Corporate Operations	684	746

	$431,018	$449,621

Gross profit:
Americas	$80,859	$87,928
EMEA	98,889	101,772
APAC	39,277	38,140
Corporate Operations	682	110

	$219,707	$227,950

SG&A expense:
Americas	$88,074	$89,481
EMEA	83,234	86,096
APAC	37,206	37,239
Corporate Operations	16,745	17,599

	$225,259	$230,415

Asset impairments:
Americas	$1,621	$—
EMEA	1,547	—
APAC	—	—
Corporate Operations	—	—

	$3,168	$—

Operating (loss)/income:
Americas	$(8,836)	$(1,553)
EMEA	14,108	15,676
APAC	2,071	901
Corporate Operations	(16,063)	(17,489)

	$(8,720)	$(2,465)

	January 31,	October 31,
	2013	2012
Identifiable assets:
Americas	$544,895	$576,179
EMEA	775,279	718,537
APAC	215,254	224,149
Corporate Operations	212,524	199,375

	$1,747,952	$1,718,240

4.	Earnings per Share and Stock-Based Compensation

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.

The table below sets forth the reconciliation of the denominator of each net loss per share calculation for the first quarter of fiscal 2013 and 2012:

In thousands	2013	2012
Shares used in computing basic net loss per share	165,767	163,363
Dilutive effect of stock options and restricted stock(1)	—	—
Dilutive effect of stock warrants(1)	—	—

Shares used in computing diluted net loss per share	165,767	163,363

(1)       For the first quarter of fiscal 2013 and 2012, the shares used in computing diluted net loss per share do not include 3,391,000 and 3,755,000, respectively, of dilutive stock options and shares of restricted stock, nor 15,140,000 and 12,195,000, respectively, of dilutive warrant shares, as the effect is anti-dilutive given the Company’s net loss. For the first quarter of fiscal 2013 and 2012, additional stock options outstanding of 7,932,000 and 10,774,000, respectively, and additional warrant shares outstanding of 10,514,000 and 13,459,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718 “Stock Compensation.” Stock-based compensation expense is included in selling, general and administrative expense.

The Company has previously granted performance based restricted stock units and options to certain key employees and executives. The vesting of the restricted stock units is contingent upon a required service period as well as the Company’s achievement of a specified common stock price threshold. The vesting of the options is contingent upon a required service period as well as a combination of the Company’s achievement of specified annual performance targets and specified common stock price thresholds. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies in the awards, the Company uses a Monte-Carlo simulation in order to determine the grant date fair values of the awards. For the first quarter of fiscal 2013, the assumptions used in the Monte-Carlo simulations for the restricted stock units granted included a risk-free interest rate of 0.5%, volatility of 73% to 89%, and zero dividend yield. The weighted average fair value of the restricted stock units granted in the first quarter of fiscal 2013 was $3.39. There were no restricted stock unit grants in the first quarter of fiscal 2012. There were no performance options granted in the first quarter of fiscal 2013 or 2012.

Activity related to these performance based equity instruments for the first quarter of fiscal 2013 was as follows:

	Performance Options	Performance Restricted Stock Units
Non-vested, October 31, 2012	856,000	7,929,375
Granted	—	2,800,000
Vested	—	—
Canceled	(56,000)	(2,050,312)

Non-vested, January 31, 2013	800,000	8,679,063

As of January 31, 2013, the Company had unrecognized compensation expense, net of estimated forfeitures, of approximately $2 million related to the performance based options and approximately $4 million related to restricted stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 2.7 years and 1.1 years, respectively.

For non-performance based options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the first quarter of fiscal 2013 and 2012, there were no options granted. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of January 31, 2013, the Company had approximately $2 million of unrecognized compensation expense for non-performance based options expected to be recognized over a weighted average period of approximately 1.5 years.

Changes in shares under option, excluding performance based options, for the first quarter of fiscal 2013 were as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2012	12,325,499	$4.49
Granted	—	—
Exercised	(826,294)	3.34		$1,396
Canceled	(977,572)	6.48

Outstanding, January 31, 2013	10,521,633	$4.39	5.5	$27,842

Options exercisable, January 31, 2013	7,366,037	$4.70	5.0	$18,829

Changes in non-vested shares under option, excluding performance based options, for the first quarter of fiscal 2013 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested, October 31, 2012	4,422,172	$1.92
Granted	—	—
Vested	(1,189,675)	2.30
Canceled	(76,901)	1.55

Non-vested, January 31, 2013	3,155,596	$1.87

The Company also grants restricted stock and restricted stock units under its 2000 Stock Incentive Plan. Stock issued under this plan generally vests in three years. In March 2010, the Company’s stockholders approved a grant of 3 million shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, 2,400,000 shares have already vested, with the remaining 600,000 shares to vest in April 2013. Changes in restricted stock for the first quarter of fiscal 2013 were as follows:

Restricted Stock
Outstanding, October 31, 2012	801,667
Granted	—
Vested	—
Forfeited	—

Outstanding, January 31, 2013	801,667

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and adjusts the amortization period as appropriate. As of January 31, 2013, there had been no acceleration of amortization periods and the Company had approximately $0.4 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately one year.

5.	Inventories, net

Inventories, net consisted of the following as of the dates indicated:

In thousands	January 31, 2013	October 31, 2012
Raw materials	$6,471	$6,736
Work in-process	745	1,969
Finished goods	411,975	336,041

	$419,191	$344,746

6.	Intangible Assets and Goodwill

Intangible assets consisted of the following as of the dates indicated:

	January 31, 2013			October 31, 2012
In thousands	Gross Amount	Amorti- zation	Net Book Value	Gross Amount	Amorti- zation	Net Book Value
Non-amortizable trademarks	$124,069	$—	$124,069	$124,053	$—	$124,053
Amortizable trademarks	24,955	(11,430)	13,525	23,543	(10,866)	12,677
Amortizable licenses	14,036	(14,036)	—	13,919	(13,803)	116
Other amortizable intangibles	8,098	(5,602)	2,496	8,083	(5,480)	2,603

	$171,158	$(31,068)	$140,090	$169,598	$(30,149)	$139,449

Certain trademarks will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for each of the first quarters of fiscal 2013 and 2012 was approximately $1 million. Annual amortization expense is estimated to be approximately $2 million through fiscal 2018. Licenses will no longer be amortized as they are fully amortized.

Goodwill related to the Company’s operating segments as of the dates indicated was as follows:

In thousands	January 31, 2013	October 31, 2012
EMEA	$195,082	$190,986
Americas	75,961	75,974
APAC	6,207	6,207

	$277,250	$273,167

Goodwill increased by approximately $4 million during the first quarter of fiscal 2013 due to changes in foreign currency exchange rates.

7.	Income Taxes

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of January 31, 2013, the Company continued to maintain a full valuation allowance against its net deferred tax assets in the United States as well as certain jurisdictions in its APAC and Corporate Operations segments due to sustained taxable losses. As a result of the valuation allowances recorded, no tax benefits have been recognized for losses incurred in those tax jurisdictions.

As of January 31, 2013, the Company’s liability for uncertain tax positions was approximately $11 million resulting from unrecognized tax benefits, excluding interest and penalties.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $10 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

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

8.	Restructuring Charges

In connection with its cost reduction efforts, the Company formulated the Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The 2011 Plan covers the global operations of the Company, but is primarily concentrated in the United States. The Company no longer expects to incur any charges under the 2011 Plan, however, the Company continues to evaluate its facilities, as well as its overall cost structure, and may implement additional cost reduction plans in the future. Activity and liability balances recorded as part of the 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, November 1, 2010	$—	$—	$—
Charged to expense	1,389	6,649	8,038
Cash payments	(313)	(417)	(730)

Balance, October 31, 2011	$1,076	$6,232	$7,308
Charged to expense	9,721	3,881	13,602
Cash payments	(5,462)	(3,257)	(8,719)

Balance, October 31, 2012	$5,335	$6,856	$12,191
Charged to expense	—	—	—
Cash payments	(2,641)	(1,623)	(4,264)
Adjustments to accrual	—	(531)	(531)

Balance, January 31, 2013	$2,694	$4,702	$7,396

The Company also recorded additional severance charges of approximately $3 million within selling, general and administrative expense during the first quarter of fiscal 2013 which were unrelated to the 2011 Plan.

9.	Debt

A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

In thousands	January 31, 2013	October 31, 2012
APAC Credit Facility	$11,897	$18,147
Americas Credit Facility	48,000	46,700
Americas Term Loan	14,000	15,500
EMEA lines of credit	33,429	7,742
Senior Notes	400,000	400,000
European Senior Notes	270,453	258,732
Capital lease obligations and other borrowings	10,667	11,148

	$788,446	$757,969

As of January 31, 2013, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $346 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At January 31, 2013, the Company had a total of $93 million of direct borrowings and $61 million in letters of credit outstanding. As of January 31, 2013, the effective availability for borrowings remaining under the Company’s credit facilities was $114 million, $35 million of which could also be used for letters of credit in the United States. In addition to the $114 million of effective availability for borrowings, the Company also had $77 million in additional capacity for letters of credit in EMEA and APAC as of January 31, 2013. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants, including certain cross default provisions between the Americas Credit Facility and the Americas Term Loan. The Company is currently in compliance with such covenants.

The estimated fair values of the Company’s borrowings under lines of credit and long-term debt as of January 31, 2013 were as follows:

In thousands	Carrying Amount	Fair Value
Lines of credit	$11,897	$11,897
Long-term debt	776,549	792,776

	$788,446	$804,673

The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded Senior Notes, the trading price of the Company’s European Senior Notes and the carrying values of the Company’s other debt obligations.

The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature. The fair value of fixed assets is determined using a discounted cash flow model which requires level 3 inputs.

10.	Derivative Financial Instruments

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of January 31, 2013, the Company was hedging forecasted transactions expected to occur through October 2013. Assuming January 31, 2013 exchange rates remain constant, $2 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next nine months.

For the first quarter of fiscal 2013 and 2012, the effective portions of gains and losses on derivative instruments in the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss were as follows:

In thousands	2013	2012	Location
(Loss)/gain recognized in OCI on derivatives	$(3,015)	$16,690	Other comprehensive income
Gain/(loss) reclassified from accumulated OCI into income	1,866	(3,075)	Cost of goods sold
Loss reclassified from accumulated OCI into income	(135)	(20)	Foreign currency gain
Gain recognized in income on derivatives	—	181	Foreign currency gain

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

As of January 31, 2013, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and future cash receipts:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$175,930	Feb 2013 – Oct 2013	$2,477
British pounds	Accounts receivable	11,983	Feb 2013 – Oct 2013	472

		$187,913		$2,949

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

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets as of the dates indicated:

	Fair Value Measurements Using
In thousands	Level 1	Level 2	Level 3	Fair Value
January 31, 2013:
Derivative assets:
Other receivables	$—	$6,734	$—	$6,734
Derivative liabilities:
Accrued liabilities	—	(3,785)	—	(3,785)

Total fair value	$—	$2,949	$—	$2,949

October 31, 2012:
Derivative assets:
Other receivables	$—	$11,356	$—	$11,356
Derivative liabilities:
Accrued liabilities	—	(3,860)	—	(3,860)

Total fair value	$—	$7,496	$—	$7,496

11.	Litigation, Indemnities and Guarantees

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

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of the Company’s products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

12.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, as of the dates indicated were as follows:

In thousands	January 31, 2013	October 31, 2012
Foreign currency translation adjustment	$92,414	$80,656
Gain on cash flow hedges	2,108	5,756

	$94,522	$86,412

13.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered Senior Notes. Obligations under the Company’s Senior Notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries.

The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., its 100% owned Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of January 31, 2013 and October 31, 2012 and for the first quarter of fiscal 2013 and 2012. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain immaterial balances have been reclassified in the January 31, 2012 condensed consolidating financial information to conform to the current year presentation. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for fiscal 2013, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended January 31, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$165,746	$297,344	$(32,188)	$431,018
Cost of goods sold	—	103,732	133,685	(26,106)	211,311

Gross profit	116	62,014	163,659	(6,082)	219,707
Selling, general and administrative expense	15,975	74,188	142,154	(7,058)	225,259
Asset impairments	—	1,335	1,833	—	3,168

Operating (loss)/income	(15,859)	(13,509)	19,672	976	(8,720)
Interest expense	7,269	1,468	6,770	—	15,507
Foreign currency loss	154	165	2,854	—	3,173
Equity in earnings and other expense/(income)	7,847	(204)	—	(7,643)	—

(Loss)/income before provision for income taxes	(31,129)	(14,938)	10,048	8,619	(27,400)
(Benefit)/provision for income taxes	—	(1,187)	4,411	—	3,224

Net (loss)/income	(31,129)	(13,751)	5,637	8,619	(30,624)
Less: net income attributable to non-controlling interest	—	—	(505)	—	(505)

Net (loss)/income attributable to Quiksilver, Inc.	$(31,129)	$(13,751)	$5,132	$8,619	$(31,129)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended January 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$171,377	$305,027	$(26,899)	$449,621
Cost of goods sold	—	105,206	136,183	(19,718)	221,671

Gross profit	116	66,171	168,844	(7,181)	227,950
Selling, general and administrative expense	16,916	77,497	143,045	(7,043)	230,415

Operating (loss)/income	(16,800)	(11,326)	25,799	(138)	(2,465)
Interest expense	7,240	1,294	6,511	—	15,045
Foreign currency gain	(126)	(203)	(1,521)	—	(1,850)
Equity in earnings and other (income)/expense	(1,309)	1,251	—	58	—

(Loss)/income before provision for income taxes	(22,605)	(13,668)	20,809	(196)	(15,660)
Provision for income taxes	—	216	5,034	—	5,250

Net (loss)/income	(22,605)	(13,884)	15,775	(196)	(20,910)
Less: net income attributable to non-controlling interest	—	—	(1,695)	—	(1,695)

Net (loss)/income attributable to Quiksilver, Inc.	$(22,605)	$(13,884)	$14,080	$(196)	$(22,605)

CONDENSED CONSOLIDATING BALANCE SHEET

At January 31, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$419	$292	$67,650	$—	$68,361
Trade accounts receivable, net	—	121,059	218,521	—	339,580
Other receivables	(29)	7,461	24,437	—	31,869
Income taxes receivable	—	(656)	1,666	—	1,010
Inventories	—	136,978	281,239	974	419,191
Deferred income taxes	—	5,209	22,403	—	27,612
Prepaid expenses and other current assets	3,842	10,360	23,713	—	37,915

Total current assets	4,232	280,703	639,629	974	925,538
Fixed assets, net	19,698	61,768	158,484	—	239,950
Intangible assets, net	3,516	48,526	88,048	—	140,090
Goodwill	—	112,216	165,034	—	277,250
Other assets	2,329	2,398	40,736	—	45,463
Deferred income taxes long-term	—	(23,550)	143,211	—	119,661
Investment in subsidiaries	1,095,771	5,550	—	(1,101,321)	—

Total assets	$1,125,546	$487,611	$1,235,142	$(1,100,347)	$1,747,952

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$11,897	$—	$11,897
Accounts payable	4,443	96,400	120,853	—	221,696
Accrued liabilities	11,027	23,327	75,488	—	109,842
Current portion of long-term debt	—	7,094	35,264	—	42,358
Intercompany balances	139,175	(108,829)	(30,346)	—	—

Total current liabilities	154,645	17,992	213,156	—	385,793
Long-term debt, net of current portion	400,000	62,000	272,191	—	734,191
Other long-term liabilities	—	24,347	13,245	—	37,592

Total liabilities	554,645	104,339	498,592	—	1,157,576
Stockholders’/invested equity	570,901	383,272	717,075	(1,100,347)	570,901
Non-controlling interest	—	—	19,475	—	19,475

Total liabilities and equity	$1,125,546	$487,611	$1,235,142	$(1,100,347)	$1,747,952

CONDENSED CONSOLIDATING BALANCE SHEET

At October 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$324	$135	$41,364	$—	$41,823
Trade accounts receivable, net	—	181,945	251,798	—	433,743
Other receivables	20	6,158	26,640	—	32,818
Inventories	—	107,722	237,465	(441)	344,746
Deferred income taxes	—	5,209	21,159	—	26,368
Prepaid expenses and other current assets	2,277	9,548	14,546	—	26,371

Total current assets	2,621	310,717	592,972	(441)	905,869
Fixed assets, net	18,802	64,496	155,015	—	238,313
Intangible assets, net	3,228	47,746	88,475	—	139,449
Goodwill	—	112,216	160,951	—	273,167
Other assets	2,753	2,677	42,359	—	47,789
Deferred income taxes long-term	—	(23,550)	137,203	—	113,653
Investment in subsidiaries	1,087,924	5,028	—	(1,092,952)	—

Total assets	$1,115,328	$519,330	$1,176,975	$(1,093,393)	$1,718,240

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$18,147	$—	$18,147
Accounts payable	6,995	95,355	101,222	—	203,572
Accrued liabilities	6,189	28,343	80,359	—	114,891
Current portion of long-term debt	—	8,594	10,053	—	18,647
Income taxes payable	—	(117)	1,476	—	1,359
Intercompany balances	118,834	(95,809)	(23,025)	—	—

Total current liabilities	132,018	36,366	188,232	—	356,616
Long-term debt, net of current portion	400,000	60,700	260,475	—	721,175
Other long-term liabilities	—	25,241	12,972	—	38,213

Total liabilities	532,018	122,307	461,679	—	1,116,004
Stockholders’/invested equity	583,310	397,023	696,370	(1,093,393)	583,310
Non-controlling interest	—	—	18,926	—	18,926

Total liabilities and equity	$1,115,328	$519,330	$1,176,975	$(1,093,393)	$1,718,240

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended January 31, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(31,129)	$(13,751)	$5,637	$8,619	$(30,624)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	445	4,080	7,694	—	12,219
Stock-based compensation	7,336	—	—	—	7,336
Provision for doubtful accounts	—	(1,171)	2,502	—	1,331
Equity in earnings	7,847	(204)	(11)	(7,643)	(11)
Asset impairments	—	1,335	1,833	—	3,168
Non-cash interest expense	393	330	188	—	911
Deferred income taxes	—	—	1,135	—	1,135
Other adjustments to reconcile net income/(loss)	154	(105)	2,707	—	2,756
Changes in operating assets and liabilities:
Trade accounts receivable	—	62,058	37,603	—	99,661
Inventories	—	(29,118)	(38,385)	(976)	(68,479)
Other operating assets and liabilities	1,707	(7,401)	(393)	—	(6,087)

Net cash (used in)/provided by operating activities	(13,247)	16,053	20,510	—	23,316
Cash flows from investing activities:
Capital expenditures	(1,708)	(3,097)	(7,973)	—	(12,778)

Net cash used in investing activities	(1,708)	(3,097)	(7,973)	—	(12,778)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	1,963	—	1,963
Payments on lines of credit	—	—	(8,042)	—	(8,042)
Borrowings on long-term debt	—	23,000	24,879	—	47,879
Payments on long-term debt	—	(23,200)	—	—	(23,200)
Stock option exercises and employee stock purchases	3,319	—	—	—	3,319
Intercompany	11,731	(12,599)	868	—	—

Net cash provided by/(used in) financing activities	15,050	(12,799)	19,668	—	21,919
Effect of exchange rate changes on cash	—	—	(5,919)	—	(5,919)

Net increase in cash and cash equivalents	95	157	26,286	—	26,538
Cash and cash equivalents, beginning of period	324	135	41,364	—	41,823

Cash and cash equivalents, end of period	$419	$292	$67,650	$—	$68,361

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended January 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(22,605)	$(13,884)	$15,775	$(196)	$(20,910)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	636	4,607	7,719	—	12,962
Stock-based compensation	6,977	—	—	—	6,977
Provision for doubtful accounts	—	(2,600)	918	—	(1,682)
Equity in earnings	(1,309)	1,251	(195)	58	(195)
Non-cash interest expense	366	527	170	—	1,063
Deferred income taxes	—	—	3,354	—	3,354
Other adjustments to reconcile net (loss)/income	(125)	5	(1,007)	—	(1,127)
Changes in operating assets and liabilities:
Trade accounts receivable	—	32,448	34,758	—	67,206
Inventories	—	(19,307)	(51,984)	138	(71,153)
Other operating assets and liabilities	4,390	8,611	(5,620)	—	7,381

Net cash (used in)/provided by operating activities	(11,670)	11,658	3,888	—	3,876
Cash flows from investing activities:
Capital expenditures	(434)	(7,494)	(8,558)	—	(16,486)
Business acquisitions, net of cash acquired	—	—	(9,117)	—	(9,117)

Net cash used in investing activities	(434)	(7,494)	(17,675)	—	(25,603)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	—	—
Payments on lines of credit	—	—	(11,448)	—	(11,448)
Borrowings on long-term debt	—	18,000	29,442	—	47,442
Payments on long-term debt	—	(20,500)	(2,128)	—	(22,628)
Stock option exercises and employee stock purchases	779	—	—	—	779
Intercompany	11,635	(2,740)	(8,895)	—	—

Net cash provided by/(used in) financing activities	12,414	(5,240)	6,971	—	14,145
Effect of exchange rate changes on cash	—	—	(7,736)	—	(7,736)

Net increase/(decrease) in cash and cash equivalents	310	(1,076)	(14,552)	—	(15,318)
Cash and cash equivalents, beginning of period	17	1,331	108,405	—	109,753

Cash and cash equivalents, end of period	$327	$255	$93,853	$—	$94,435

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2012 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock or senior notes.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are often, but not always, identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “outlook,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to execute our mission and strategies;

•	our ability to achieve the financial results that we anticipate;

•	our ability to effectively transition our supply chain and certain other business processes to global scope;

•	future expenditures for capital projects, including the ongoing implementation of our global enterprise-wide reporting system;

•	increases in production costs and raw materials and disruptions in the supply chains for these materials;

•	deterioration of global economic conditions and credit and capital markets;

•	potential non-cash asset impairment charges for goodwill or other fixed assets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations;

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;

•	the occurrence of hostilities or catastrophic events;

•	changes in customer demand; and

•	disruptions to our computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Business Overview

Quiksilver is one of the world’s leading outdoor sports lifestyle companies. We design, develop and distribute a diversified mix of branded apparel, footwear, accessories and related products. Our brands, inspired by the passion for outdoor action sports, represent a casual lifestyle for young-minded people who connect with our boardriding culture and heritage. Our Quiksilver, Roxy, DC, Lib Tech and Hawk brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. Our products combine decades of brand heritage, authenticity and design experience with the latest technical performance innovations available in the marketplace.

Our products are sold in over 90 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, specialty stores, and select department stores), 840 owned or licensed Company retail stores, and via our e-commerce websites. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. Our EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, and South Africa. Our APAC segment, consisting of Australia, New Zealand, and Asia, includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income/(loss), and identifiable assets attributable to our operating segments, see note 3 of our condensed consolidated financial statements included in this report. In fiscal 2012, more than 60% of our revenue was generated outside of the United States.

Results of Operations

The table below sets forth selected statements of operations and other data as a percentage of net revenues for the first quarter of fiscal 2013 and 2012. The discussion that follows should be read in conjunction with the table.

Statements of Operations data	2013	2012
Revenues, net	100.0%	100.0%
Gross profit	51.0	50.7
Selling, general and administrative expense	52.3	51.2
Asset impairments	0.7	—
Operating loss	(2.0)	(0.5)
Interest expense	3.6	3.3
Foreign currency loss/(gain)	0.7	(0.4)
Loss before provision for income taxes	(6.4)%	(3.5)%
Other data
Adjusted EBITDA(1)	2.4%	3.9%

(1)

Adjusted EBITDA is defined as net (loss)/income attributable to Quiksilver, Inc. before (i) interest expense, (ii) provision/(benefit) for income taxes, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA for the first quarter of fiscal 2013 and 2012:

In thousands	2013	2012
Net loss attributable to Quiksilver, Inc.	$(31,129)	$(22,605)
Provision for income taxes	3,224	5,250
Interest expense, net	15,507	15,045
Depreciation and amortization	12,219	12,962
Non-cash stock-based compensation expense	7,336	6,977
Non-cash asset impairments	3,168	—

Adjusted EBITDA	$10,325	$17,629

First Quarter (Three Months) Ended January 31, 2013 Compared to First Quarter Ended January 31, 2012

Revenues, net

Revenues, net – by Segment

The following table presents consolidated net revenues (in millions) by segment in historical currency (as reported) for the first quarter of fiscal 2013 and 2012:

Net Revenues by Segment in Historical Currency (as reported):

	Americas	EMEA	APAC	Corporate	Total
First Quarter 2013	$186	$171	$73	$1	$431
First Quarter 2012	205	169	75	1	450
% (decrease)/increase	(9)%	1%	(2)%		(4)%

We use constant currency measurements to better understand actual growth rates in our foreign operations. Constant currency measurements remove the impact of foreign currency exchange rate fluctuations from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Net revenues (in millions) by segment in constant currency for the first quarter of fiscal 2013 and 2012 were as follows:

Net Revenues by Segment in Constant Currency (current year exchange rates):

	Americas	EMEA	APAC	Corporate	Total
First Quarter 2013	$186	$171	$73	$1	$431
First Quarter 2012	204	168	74	1	446
% (decrease)/increase	(9)%	2%	(1)%		(3)%

On an as reported basis, total net revenues for the first quarter of fiscal 2013 decreased 4% to $431 million from $450 million in the comparable period of the prior year. This decrease was primarily due to a $19 million, or 9%, net revenue decrease within our Americas segment.

Net revenues in our Americas segment declined across all three core brands (Quiksilver, DC and Roxy) and also within both our wholesale and retail distribution channels. The net revenue decrease in the Americas was primarily due to three factors: a) lower sales to wholesale clearance customers, largely driven by the timing of shipments between the first and second quarters of fiscal 2013; b) lower net revenues in our Company-owned retail stores due to 17 store closures since the end of the first quarter of fiscal 2012; and c) increased markdown allowances and sales discounts to wholesale customers to assist the sell-through of inventory in this channel.

Net revenues in our EMEA segment increased 1% versus the prior year with high-single digit percentage growth in DC net revenues and low-single digit percentage growth in Roxy net revenues largely offset by a high-single digit percentage decline in Quiksilver net revenues. Growth in the e-commerce and retail channels within EMEA were largely offset by a decline in the wholesale channel. Net revenues increased in the high-teens on a percentage basis in the United Kingdom, due largely to e-commerce growth, as well as in Germany. These increases were largely offset by a high-teens percentage decrease in Spain and a low-single digit percentage decrease in France due to the continuing negative economic circumstances in those countries.

Net revenues in the APAC segment decreased 2% versus the prior year with a high-single digit percentage decline in Roxy net revenues and a low-single digit percentage decline in Quiksilver net revenues largely offset by a low-teens percentage increase in DC net revenues. Wholesale channel net revenues decreased in the high-single digits on a percentage basis, while retail net revenues were flat and e-commerce net revenues grew substantially as we expanded our online business in this region. Net revenues from Australia and New Zealand declined in the high-single digits on a percentage basis versus the prior year, but were largely offset by net revenue growth in all other APAC countries.

Net revenues in our emerging markets, which include Brazil, Mexico, Russia, Taiwan, Korea, China and Indonesia increased by 15% versus the prior year.

Revenues, net – By Brand

Net revenues by brand (in millions), in both historical and constant currency, for the first quarter of fiscal 2013 and 2012 were as follows:

Net Revenues by Brand in Historical Currency (as reported):

	Quiksilver	Roxy	DC	Other	Total
First Quarter 2013	$179	$115	$109	$28	$431
First Quarter 2012	194	125	109	22	450
% (decrease)/increase	(8)%	(8)%	0%	25%	(4)%

Net Revenues by Brand in Constant Currency (current year exchange rates):

	Quiksilver	Roxy	DC	Other	Total
First Quarter 2013	$179	$115	$109	$28	$431
First Quarter 2012	192	124	108	22	446
% (decrease)/increase	(7)%	(7)%	1%	24%	(3)%

Quiksilver brand net revenues decreased 8% on an as reported basis during the first quarter of fiscal 2013 compared to the prior year period. This decrease was primarily due to a low-double digit percentage decline in wholesale channel net revenues and a low-single digit percentage decline in retail channel net revenues. The wholesale and retail net revenue decreases were spread across all three regional segments.

Roxy brand net revenues also decreased 8% on an as reported basis due to a low-teens percentage decrease in the Americas and a high-single digit percentage decrease within APAC. These decreases were largely focused within the wholesale channel.

DC brand net revenues increased slightly on an as reported basis with growth in EMEA and APAC largely offset by a single digit percentage decline in the Americas. Significant DC brand growth within the retail and e-commerce channels was largely offset by a decrease in wholesale net revenues, particularly within the Americas.

Revenues, net – By Channel

Net revenues by channel (in millions), in both historical and constant currency, for the first quarter of fiscal 2013 and 2012 were as follows:

Net Revenues by Channel in Historical Currency (as reported):

	Wholesale	Retail	E-com	Total
First Quarter 2013	$268	$129	$33	$431
First Quarter 2012	295	131	24	450
% (decrease)/increase	(9)%	(1)%	40%	(4)%

Net Revenues by Channel in Constant Currency (current year exchange rates):

	Wholesale	Retail	E-com	Total
First Quarter 2013	$268	$129	$33	$431
First Quarter 2012	292	131	24	446
% (decrease)/increase	(8)%	(1)%	39%	(3)%

Wholesale net revenues decreased 9% on an as reported basis in the first quarter of fiscal 2013 versus the prior year period. Wholesale net revenues declined in all three regional segments and across all three core brands.

Retail net revenues decreased 1% on an as reported basis versus the prior year. Retail net revenues decreased in the high-single digits on a percentage basis within the Americas segment, offsetting modest growth within the EMEA segment, and were flat within the APAC segment. Retail net revenues decreased by approximately $3 million due to 17 retail store closures since the end of the first quarter of fiscal 2012.

E-commerce net revenues increased 40% versus the prior year period due to significant growth in EMEA and APAC as we expanded our online business within these regional segments.

Gross Profit

Gross profit decreased to $220 million in the first quarter of fiscal 2013 from $228 million in the comparable period of the prior year. Gross margin increased to 51.0% of net revenues in the first quarter of fiscal 2013 from 50.7% in the prior year period. This increase was primarily due to a net revenue mix shift from our wholesale channel toward our higher gross margin retail and e-commerce distribution channels; a net revenue mix shift from the Americas region toward the higher gross margin EMEA region; as well as improved retail margins within our APAC and Americas segments. These favorable factors were partially offset by increased sales discounts regarding the DC brand and the EMEA region. Gross margin as a percentage of net revenues by regional segment for the first quarter of fiscal 2013 and 2012 was as follows:

	2013	2012	Basis Point Change
Americas	43.4%	42.8%	60	bp
EMEA	57.8%	60.3%	(250)	bp
APAC	53.9%	51.1%	280	bp
Consolidated	51.0%	50.7%	30	bp

The gross margin increases in our Americas and APAC segments were primarily the result of improved performance within the retail and e-commerce channels as well as the net revenue mix shift toward these channels. Our EMEA segment gross margin decreased primarily as a result of discounting within the wholesale and retail channels.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the first quarter of fiscal 2013 decreased 2% to $225 million from $230 million in the comparable period of the prior year. This decrease was primarily attributable to the favorable impact of our expense reduction efforts implemented in the past year ($9 million), reduced retail expenses associated with the closure of underperforming stores ($3 million), and lower wholesale selling expenses associated with decreased sales in this channel ($1 million). These decreases were partially offset by an increase in e-commerce expenses associated with the continuing growth of our online business ($4 million), higher bad debt expenses ($4 million), and increased professional services fees ($1 million). SG&A by segment (in millions) as reported for the first quarter of fiscal 2013 and 2012 was as follows:

	2013		2012			Basis
	$	% of Net Revenues	$	% of Net Revenues	$ Change	Point Change
Americas	88	47.3%	89	43.6%	(1)	370	bp
EMEA	83	48.6%	86	51.0%	(3)	(240)	bp
APAC	37	51.1%	37	49.9%	(0)	120	bp
Corporate Operations	17		18		(1)

Consolidated	225	52.3%	230	51.2%	(5)	110	bp

Asset Impairments

Asset impairment charges were $3 million in the first quarter of fiscal 2013 compared to zero in the prior year period. Impairment charges were related to certain underperforming retail stores.

Non-Operating Expenses

Interest expense for the first quarter of fiscal 2013 was $16 million compared to $15 million in the first quarter of fiscal 2012, primarily due to increased net borrowings year over year.

Our foreign currency loss amounted to $3 million for the first quarter of fiscal 2013 compared to a gain of $2 million in the comparable period of the prior year. This loss resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries and, to a lesser extent, certain foreign currency exchange contracts.

Our income tax expense for the first quarter of fiscal 2013 was $3 million compared to $5 million in the comparable period of the prior year. Although we incurred a net loss during the first quarter of fiscal 2013 and 2012, we incurred income tax expense as we were unable to record tax benefits against the losses in certain jurisdictions where we have previously recorded valuation allowances.

Net Loss Attributable to Quiksilver, Inc.

Our net loss attributable to Quiksilver, Inc. for the first quarter of fiscal 2013 was $31 million, or $0.19 per share, compared to $23 million, or $0.14 per share, in the comparable period of the prior year.

Adjusted EBITDA

Adjusted EBITDA decreased 41% to $10 million in the first quarter of fiscal 2013 compared to $18 million in the first quarter of fiscal 2012. This decrease was primarily due to the $5 million change in foreign currency impacts noted above as well as the net revenue decline during the first quarter of fiscal 2013, partially offset by SG&A reductions. For a definition of Adjusted EBITDA and a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (1) to the table under “Results of Operations” above.

Financial Position, Capital Resources and Liquidity

The following table shows our cash, working capital and total indebtedness as of the dates indicated:

in millions	January 31, 2013	October 31, 2012	January 31, 2012
Cash and cash equivalents	$68	$42	$94
Working capital	540	549	549
Total indebtedness	788	758	740

We believe that our cash flows from operations, together with our existing credit facilities, cash on hand and term loans will be adequate to fund our capital requirements for at least the next twelve months.

Cash Flows

Operating activities provided cash of $23 million in the first quarter of fiscal 2013 compared to $4 million in the comparable period of the prior year. This $19 million increase was primarily the result of improved cash collections on accounts receivable during the first quarter of fiscal 2013 compared to the prior year period.

Capital expenditures totaled $13 million for the first quarter of fiscal 2013 compared to $16 million in the comparable period of the prior year. These investments include our ongoing enterprise-wide reporting system (SAP) and investments in company-owned stores.

Net cash provided by financing activities totaled $22 million in the first quarter of fiscal 2013 compared to $14 million in the comparable period of the prior year. Net cash provided primarily resulted from net borrowings on our existing credit facilities.

The net increase in cash and cash equivalents for the first quarter of fiscal 2013 was $27 million compared to a decrease of $15 million in the comparable period of the prior year.

Working Capital—Trade Accounts Receivable and Inventories

Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. Our net trade accounts receivable decreased 22% to $340 million at January 31, 2013 compared to $434 million at October 31, 2012 due to the typical seasonality of our business. Compared to January 31, 2012, our net trade accounts receivable increased 5% and our average days sales outstanding (“DSO”) increased 13%. The increase in DSO was driven by the timing of customer payments, longer credit terms granted to certain wholesale customers, and the net revenue decrease during the first quarter of fiscal 2013.

Our net inventories increased 22% to $419 million at January 31, 2013 compared to $345 million at October 31, 2012. Compared to January 31, 2012, net inventories increased 2% and inventory days on hand increased 7%. These increases were primarily due to the net revenue decline in the wholesale channel during the first quarter of fiscal 2013, resulting in higher ending inventories than planned. Inventory from prior seasons was 14% of total inventory at January 31, 2013 compared to 19% at January 31, 2012. We do not currently expect the clearance of these inventories to have a material negative impact on our year over year gross margin comparisons for fiscal 2013.

Income Taxes

As of January 31, 2013, our liability for uncertain tax positions, exclusive of interest and penalties, was approximately $11 million. If our positions are favorably sustained by the relevant taxing authority, approximately $10 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations since October 31, 2012.

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

As of October 31, 2012, the fair value of our Americas reporting unit substantially exceeded its carrying value. The fair values of our EMEA and APAC reporting units exceeded their carrying values by 6% and 5%, respectively. Goodwill amounted to $191 million for EMEA and $6 million for APAC as of October 31, 2012. No goodwill impairments have been recorded in fiscal 2013 or 2012. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability in our reporting units, future reductions in our expected cash flows for a reporting unit could cause a material impairment of goodwill.

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

We adhere to the authoritative guidance included in Accounting Standards Codification Topic 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of this guidance can create significant variability in our tax rate from period to period based upon changes in or adjustments to our uncertain tax positions.

Stock-Based Compensation Expense

We recognize compensation expense for all stock-based payments net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. For option valuation, we determine the fair value at the grant date using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For performance based equity awards with stock price contingencies, we determine the fair value using a Monte-Carlo simulation, which creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.

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

New Accounting Pronouncements

See Note 2, “New Accounting Pronouncements” for a discussion of pronouncements that may affect our future financial reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations.

Foreign Currency and Derivatives

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported results and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for our European segment because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens, there is a positive effect on the translation of our reported results from our European segment. In addition, the statements of operations of our APAC segment are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for our APAC segment when the U.S. dollar is stronger in comparison to the Australian dollar or Japanese yen.

EMEA revenues increased 2% in local currency during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, EMEA revenues increased 1% primarily as a result of a stronger U.S. dollar versus the euro in comparison to the prior period.

APAC revenues decreased 1% in local currency during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, APAC revenues decreased 2% primarily as a result of a stronger U.S. dollar versus the Japanese yen in comparison to the prior period.

Our other foreign currency and interest rate risks are discussed in our Annual Report on Form 10-K for the year ended October 31, 2012 in Item 7A.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of January 31, 2013.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 3, 2013).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

10.1	Amended and Restated Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated January 3, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2013). (1)

10.2	Employment Agreement between Andrew P. Mooney and Quiksilver, Inc. dated January 3, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2013). (1)

10.3	Employment Agreement between Robert Colby and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on January 10, 2013). (1)

10.4	Restricted Stock Unit Agreement between Andrew P. Mooney and Quiksilver, Inc. dated January 11, 2013. (1)

10.5	Letter Agreement for the Surrender, Cancellation and Amendment of Restricted Stock Unit Award between Robert B. McKnight, Jr. and Quiksilver, Inc. dated January 22, 2013. (1)

10.6	Fourth Amendment to Term Loan Agreement by and among QS Wholesale, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America, N.A., as an administrative and collateral agent, and the lender parties thereto dated January 24, 2013.

10.7	Deed of Separation between Craig Stevenson and Ug Manufacturing Co. Pty Ltd dated February 22, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2013). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Management contract or compensatory plan.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 8, 2013

QUIKSILVER, INC.

/s/ Richard Shields
Richard Shields
Chief Financial Officer
(Principal Financial and Accounting Officer)