Form 10-Q
period 2013-04-30
QUIKSILVER INC
filed 2013-06-07
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at June 1, 2013 was 167,578,204.

QUIKSILVER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter Ended April 30,
In thousands, except per share amounts	2013	2012
Revenues, net	$458,748	$492,213
Cost of goods sold	247,612	250,064

Gross profit	211,136	242,149
Selling, general and administrative expense	218,204	224,010
Asset impairments	5,332	415

Operating (loss)/income	(12,400)	17,724
Interest expense	15,289	15,585
Foreign currency gain	(2,618)	(609)

(Loss)/income before provision for income taxes	(25,071)	2,748
Provision for income taxes	7,147	7,155

Net loss	(32,218)	(4,407)
Less: net income attributable to non-controlling interest	(177)	(713)

Net loss attributable to Quiksilver, Inc.	$(32,395)	$(5,120)

Net loss per share attributable to Quiksilver, Inc., basic and diluted	$(0.19)	$(0.03)

Weighted average common shares outstanding, basic and diluted	166,815	163,953

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Second Quarter Ended April 30,
In thousands	2013	2012
Net loss	$(32,218)	$(4,407)
Other comprehensive loss:
Foreign currency translation adjustment	(18,302)	1,653
Net unrealized gain/(loss) on derivative instruments, net of tax (provision)/benefit of $(660) (2013) and $768 (2012)	1,579	(2,924)

Comprehensive loss	(48,941)	(5,678)
Comprehensive income attributable to non-controlling interest	(177)	(713)

Comprehensive loss attributable to Quiksilver, Inc.	$(49,118)	$(6,391)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Half Ended April 30,
In thousands, except per share amounts	2013	2012
Revenues, net	$889,766	$941,834
Cost of goods sold	458,923	471,735

Gross profit	430,843	470,099
Selling, general and administrative expense	443,463	454,425
Asset impairments	8,500	415

Operating (loss)/income	(21,120)	15,259
Interest expense	30,796	30,630
Foreign currency loss/(gain)	555	(2,459)

Loss before provision for income taxes	(52,471)	(12,912)
Provision for income taxes	10,371	12,405

Net loss	(62,842)	(25,317)
Less: net income attributable to non-controlling interest	(682)	(2,408)

Net loss attributable to Quiksilver, Inc.	$(63,524)	$(27,725)

Net loss per share attributable to Quiksilver, Inc., basic and diluted	$(0.38)	$(0.17)

Weighted average common shares outstanding, basic and diluted	166,282	163,655

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	First Half Ended April 30,
In thousands	2013	2012
Net loss	$(62,842)	$(25,317)
Other comprehensive loss:
Foreign currency translation adjustment	(6,544)	(32,051)
Net unrealized (loss)/gain on derivative instruments, net of tax benefit/(provision) of $968 (2013) and $(6,308) (2012)	(2,069)	11,020

Comprehensive loss	(71,455)	(46,348)
Comprehensive income attributable to non-controlling interest	(682)	(2,408)

Comprehensive loss attributable to Quiksilver, Inc.	$(72,137)	$(48,756)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share amounts	April 30, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$47,893	$41,823
Trade accounts receivable, less allowances of $57,134 (2013) and $59,132 (2012)	375,336	433,743
Other receivables	31,933	32,818
Inventories	366,304	344,746
Deferred income taxes short-term	25,696	26,368
Prepaid expenses and other current assets	33,457	26,371

Total current assets	880,619	905,869
Fixed assets, less accumulated depreciation and amortization of $252,276 (2013) and $233,441 (2012)	232,955	238,313
Intangible assets, net	138,749	139,449
Goodwill	272,764	273,167
Other assets	43,759	47,789
Deferred income taxes long-term	114,391	113,653

Total assets	$1,683,237	$1,718,240

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$18,147
Accounts payable	185,570	203,572
Accrued liabilities	102,480	114,891
Current portion of long-term debt	44,834	18,647
Income taxes payable	451	1,359

Total current liabilities	333,335	356,616
Long-term debt, net of current portion	769,108	721,175
Other long-term liabilities	34,958	38,213

Total liabilities	1,137,401	1,116,004
Equity:
Preferred stock, $.01 par value, authorized shares – 5,000,000; issued and outstanding shares – none	—	—
Common stock, $.01 par value, authorized shares – 285,000,000; issued shares – 170,458,654 (2013) and 169,066,161 (2012)	1,705	1,691
Additional paid-in capital	560,303	545,306
Treasury stock – 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(106,845)	(43,321)
Accumulated other comprehensive income	77,799	86,412

Total Quiksilver, Inc. stockholders’ equity	526,184	583,310
Non-controlling interest	19,652	18,926

Total equity	545,836	602,236

Total liabilities and equity	$1,683,237	$1,718,240

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended April 30,
In thousands	2013	2012
Cash flows from operating activities:
Net loss	$(62,842)	$(25,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,027	27,125
Stock-based compensation	11,223	12,400
Provision for doubtful accounts	3,528	419
Loss on disposal of fixed assets	29	62
Foreign currency gain	(297)	(774)
Asset impairments	8,500	415
Non-cash interest expense	1,838	1,964
Equity in earnings	1,058	501
Deferred income taxes	184	9,295
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	56,585	17,711
Other receivables	(3,557)	3,345
Inventories	(22,103)	(18,522)
Prepaid expenses and other current assets	(8,897)	(8,361)
Other assets	3,543	(1,775)
Accounts payable	(17,814)	(9,646)
Accrued liabilities and other long-term liabilities	(14,514)	(16,608)
Income taxes payable	115	(9,916)

Net cash used in operating activities	(18,394)	(17,682)
Cash flows from investing activities:
Capital expenditures	(28,644)	(34,329)
Business acquisitions, net of acquired cash	—	(9,117)

Net cash used in investing activities	(28,644)	(43,446)
Cash flows from financing activities:
Borrowings on lines of credit	6,157	8,464
Payments on lines of credit	(8,860)	(12,326)
Borrowings on long-term debt	103,134	91,977
Payments on long-term debt	(45,702)	(47,356)
Stock option exercises and employee stock purchases	3,832	779

Net cash provided by financing activities	58,561	41,538
Effect of exchange rate changes on cash	(5,453)	(10,986)

Net increase/(decrease) in cash and cash equivalents	6,070	(30,576)
Cash and cash equivalents, beginning of period	41,823	109,753

Cash and cash equivalents, end of period	$47,893	$79,177

Supplementary cash flow information:
Cash paid during the period for:
Interest	$28,828	$26,558

Income taxes	$8,126	$14,002

Non-cash investing activities:
Capital expenditures accrued at period end	$5,963	$3,073

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Quiksilver, Inc. and its subsidiaries (the “Company”) has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the second quarter (three months) ended April 30, 2013 and 2012 and for the first half (six months) ended April 30, 2013 and 2012. References to any particular fiscal year refer to the year ended October 31 of that year (for example, “fiscal 2013” refers to the year ending October 31, 2013). The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the fiscal year ended October 31, 2012 included in the Company’s most recent Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year.

2.	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. This new guidance is effective on a prospective basis for the Company on November 1, 2013. As this guidance only impacts the presentation and disclosure of amounts reclassified out of accumulated other comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented, while the FASB further deliberated this aspect of the proposal. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Both issuances on the presentation of comprehensive income became effective for the Company on November 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

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

Information related to the Company’s operating segments is as follows:

In thousands	Second Quarter Ended April 30,
	2013	2012
Revenues, net:
Americas	$228,703	$220,975
EMEA	165,189	195,554
APAC	63,900	74,026
Corporate operations	956	1,658

	$458,748	$492,213

Gross profit:
Americas	$92,696	$97,709
EMEA	87,961	108,997
APAC	31,634	35,963
Corporate operations	(1,155)	(520)

	$211,136	$242,149

SG&A expense:
Americas	$84,999	$88,407
EMEA	80,976	83,202
APAC	37,756	40,002
Corporate operations	14,473	12,399

	$218,204	$224,010

Asset impairments:
Americas	$5,322	$415
EMEA	10	—
APAC	—	—
Corporate operations	—	—

	$5,332	$415

Operating income/(loss):
Americas	$2,375	$8,887
EMEA	6,975	25,795
APAC	(6,122)	(4,039)
Corporate operations	(15,628)	(12,919)

	$(12,400)	$17,724

In thousands	First Half Ended April 30,
	2013	2012
Revenues, net:
Americas	$414,987	$426,383
EMEA	336,364	364,428
APAC	136,776	148,619
Corporate operations	1,639	2,404

	$889,766	$941,834

Gross profit:
Americas	$173,555	$185,637
EMEA	186,850	210,769
APAC	70,911	74,103
Corporate operations	(473)	(410)

	$430,843	$470,099

SG&A expense:
Americas	$173,073	$177,888
EMEA	164,210	169,298
APAC	74,962	77,241
Corporate operations	31,218	29,998

	$443,463	$454,425

Asset impairments:
Americas	$6,943	$415
EMEA	1,557	—
APAC	—	—
Corporate operations	—	—

	$8,500	$415

Operating (loss)/income:
Americas	$(6,461)	$7,334
EMEA	21,083	41,471
APAC	(4,051)	(3,138)
Corporate operations	(31,691)	(30,408)

	$(21,120)	$15,259

	April 30, 2013	October 31, 2012
Identifiable assets:
Americas	$547,692	$576,179
EMEA	723,415	718,537
APAC	211,643	224,149
Corporate operations	200,487	199,375

	$1,683,237	$1,718,240

4.	Earnings per Share and Stock-Based Compensation

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.

The table below sets forth the reconciliation of the denominator of each net loss per share calculation for the second quarter and first half ended April 30, 2013 and 2012:

	Second Quarter Ended April 30,		First Half Ended April 30,
In thousands	2013	2012	2013	2012
Shares used in computing basic net loss per share	166,815	163,953	166,282	163,655
Dilutive effect of stock options and restricted stock(1)	—	—	—	—
Dilutive effect of stock warrants(1)	—	—	—	—

Shares used in computing diluted net loss per share	166,815	163,953	166,282	163,655

(1)

For the second quarter ended April 30, 2013 and 2012, the shares used in computing diluted net loss per share do not include 4,389,000 and 4,080,000, respectively, of dilutive stock options and shares of restricted stock, nor 18,074,000 and 14,321,000, respectively, of dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the second quarter ended April 30, 2013 and 2012, additional stock options outstanding of 6,252,000 and 10,264,000, respectively, and additional warrant shares outstanding of 7,580,000 and 11,333,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method. For the first half ended April 30, 2013 and 2012, the shares used in computing diluted net loss per share do not include 3,814,000 and 3,979,000, respectively, of dilutive stock options and shares of restricted stock, nor 16,833,000 and 13,349,000, respectively, of dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the first half ended April 30, 2013 and 2012, additional stock options outstanding of 6,936,000 and 10,556,000, respectively, and additional warrant shares outstanding of 8,821,000 and 12,305,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718 “Stock Compensation.” Stock-based compensation expense is included as selling, general and administrative expense for the period.

The Company has previously granted performance based restricted stock units and options to certain key employees and executives. The vesting of the restricted stock units is contingent upon a required service period as well as the Company’s achievement of a specified common stock price threshold. The vesting of the options is contingent upon a required service period as well as a combination of the Company’s achievement of specified annual performance targets and specified common stock price thresholds. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies in the awards, the Company uses a Monte-Carlo simulation in order to determine the grant date fair values of the awards. For the first half ended April 30, 2013, the assumptions used in the Monte-Carlo simulations for the restricted stock units granted included a risk-free interest rate of 0.4% to 0.6%, volatility of 64% to 89%, and zero dividend yield. The weighted average fair value of the restricted stock units granted for the first half ended April 30, 2013 was $4.12. There were no restricted stock unit grants during the first half ended April 30, 2012. There were no performance options granted during the first half ended April 30, 2013 or 2012.

Activity related to performance based options and performance based restricted stock units for the first half ended April 30, 2013 is as follows:

	Performance Options	Performance Restricted Stock Units
Non-vested, October 31, 2012	856,000	7,929,375
Granted	—	5,750,000
Vested	—	—
Canceled	(112,000)	(2,097,343)

Non-vested, April 30, 2013	744,000	11,582,032

As of April 30, 2013, the Company had approximately $1 million and $14 million of unrecognized compensation expense, net of estimated forfeitures, related to the performance based options and the performance based restricted stock units, respectively. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 2.5 years and 1.0 year, respectively.

For non-performance based options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the first half ended April 30, 2013 and 2012, options granted were valued assuming a risk-free interest rate of 1.3%, volatility of 78% and 76%, respectively, zero dividend yield, and an expected life of 7.1 years. The weighted average fair value of the grants was $4.61 and $3.10 for the first half ended April 30, 2013 and 2012. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of April 30, 2013, the Company had approximately $1 million of unrecognized compensation expense for non-performance based options expected to be recognized over a weighted average period of approximately 1.3 years.

Changes in shares under option, excluding performance based options, for the first half ended April 30, 2013 are as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2012	12,325,499	$4.49
Granted	150,000	6.45

Exercised	(1,046,128)	3.13		$2,273
Canceled	(1,376,505)	7.08

Outstanding, April 30, 2013	10,052,866	$4.31	5.4	$28,240

Options exercisable, April 30, 2013	7,304,371	$4.54	5.0	$19,869

Of the 2.7 million non-vested shares under option as of April 30, 2013, approximately 2.6 million are expected to vest over their respective lives. These shares have a weighted average exercise price of approximately $3.68, a weighted average life of approximately 6.6 years and an aggregate intrinsic value of approximately $8.4 million.

Changes in non-vested shares under option, excluding performance based options, for the first half ended April 30, 2013 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested, October 31, 2012	4,422,172	$1.92
Granted	150,000	4.61
Vested	(1,613,676)	2.55
Canceled	(210,001)	1.77

Non-vested, April 30, 2013	2,748,495	$1.82

The Company also grants restricted stock and restricted stock units under its 2013 Performance Incentive Plan, which was approved by the Company’s stockholders in March 2013. Prior to March 2013, the Company issued restricted stock and restricted stock units under the Company’s 2000 Stock Incentive Plan. Stock issued under both plans generally vests in three years. In March 2010, the Company’s stockholders approved a grant of three million shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, the final 600,000 shares vested in April 2013.

Changes in restricted stock for the first half ended April 30, 2013 are as follows:

Shares
Outstanding, October 31, 2012	801,667
Granted	90,000
Vested	(680,000)
Forfeited	(26,667)

Outstanding, April 30, 2013	185,000

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and adjusts the amortization period as appropriate. As of April 30, 2013, there had been no acceleration of amortization periods and the Company had approximately $0.2 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately one year.

5.	Inventories

Inventories consist of the following:

In thousands	April 30, 2013	October 31, 2012
Raw materials	$6,603	$6,736
Work in-process	631	1,969
Finished goods	359,070	336,041

	$366,304	$344,746

6.	Intangible Assets and Goodwill

A summary of intangible assets is as follows:

	April 30, 2013			October 31, 2012
In thousands	Gross Amount	Amorti- zation	Net Book Value	Gross Amount	Amorti- zation	Net Book Value
Non-amortizable trademarks	$124,068	$—	$124,068	$124,053	$—	$124,053
Amortizable trademarks	23,929	(11,645)	12,284	23,543	(10,866)	12,677
Amortizable licenses	13,873	(13,873)	—	13,919	(13,803)	116
Other amortizable intangibles	8,119	(5,722)	2,397	8,083	(5,480)	2,603

	$169,989	$(31,240)	$138,749	$169,598	$(30,149)	$139,449

Certain trademarks will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for the first half ended April 30, 2013 and 2012 was approximately $1 million and $2 million, respectively. Annual amortization expense is estimated to be approximately $2 million through fiscal 2018. Licenses will no longer be amortized as they are fully amortized.

Goodwill related to the Company’s operating segments as of the dates indicated was as follows:

In thousands	April 30, 2013	October 31, 2012
EMEA	$190,700	$190,986
Americas	75,857	75,974
APAC	6,207	6,207

	$272,764	$273,167

Goodwill decreased approximately $0.4 million during the first half ended April 30, 2013 due to changes in foreign currency exchange rates.

7.	Income Taxes

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of April 30, 2013, the Company continued to maintain a full valuation allowance against its net deferred tax assets in the United States, as well as certain jurisdictions in its APAC and Corporate Operations segments. As a result of the valuation allowances recorded, no tax benefits have been recognized for losses incurred in those tax jurisdictions.

On April 30, 2013, the Company’s liability for uncertain tax positions was approximately $11 million resulting from unrecognized tax benefits, excluding interest and penalties.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $10 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position that the Company concluded was more likely than not is subsequently reversed, the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $8 million to an increase of the liability of $2 million, excluding penalties and interest, for its existing tax positions.

8.	Restructuring Charges

In connection with the globalization of its organizational structure and core processes, as well as its overall cost reduction efforts, the Company formulated the Fiscal 2013 Profit Improvement Plan (the “2013 Plan”). The 2013 Plan covers the global operations of the Company, and as the Company continues to evaluate its structure, processes and costs, additional charges may be incurred in the future under the 2013 Plan that are not yet determined. The 2013 Plan is, in effect, a continuation and acceleration of the Company’s Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The Company will no longer incur any new charges under the 2011 Plan, but will continue to make cash payments on amounts previously accrued under the 2011 Plan. All amounts charged to expense under the 2013 Plan and 2011 Plan were recorded in selling, general and administrative expense in the Company’s condensed consolidated statements of operations.

Activity and liability balances recorded as part of the 2013 Plan and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, November 1, 2010	$—	$—	$—
Charged to expense	1,389	6,649	8,038
Cash payments	(313)	(417)	(730)

Balance, October 31, 2011	$1,076	$6,232	$7,308

Charged to expense	9,721	3,881	13,602
Cash payments	(5,462)	(3,257)	(8,719)

Balance, October 31, 2012	$5,335	$6,856	$12,191

Charged to expense	3,744	1,618	5,362
Cash payments	(6,266)	(2,785)	(9,051)
Adjustments to accrual	—	(553)	(553)

Balance, April 30, 2013	$2,813	$5,136	$7,949

Of the amounts charged to expense during the six months ended April 30, 2013, approximately $2.5 million, $0.4 million, $0.1 million and $2.4 million were related to the Americas segment, EMEA segment, APAC segment and Corporate operations segment, respectively.

The Company also recorded approximately $3 million of additional inventory reserves within cost of goods sold during the second quarter of fiscal 2013 related to certain non-core brands and peripheral product categories that have been discontinued, which are not reflected in the table above.

Additionally, the Company recorded severance charges of approximately $3 million within selling, general and administrative expense during the first quarter of fiscal 2013 which were unrelated to the 2013 Plan or the 2011 Plan.

9.	Debt

A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

In thousands	April 30, 2013	October 31, 2012
APAC credit facility	$14,885	$18,147
Americas credit facility	77,000	46,700
Americas term loan	14,000	15,500
EMEA lines of credit	37,093	7,742
U.S. senior notes	400,000	400,000
European senior notes	261,472	258,732
Capital lease obligations and other borrowings	9,492	11,148

	$813,942	$757,969

As of April 30, 2013, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $329 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At April 30, 2013, the Company had a total of $129 million of direct borrowings and $69 million in letters of credit outstanding. As of April 30, 2013, the effective availability for borrowings remaining under the Company’s credit facilities was $67 million, $18 million of which could also be used for letters of credit in the United States. In addition to the $67 million of effective availability for borrowings, the Company also had $64 million in additional capacity for letters of credit in EMEA and APAC as of April 30, 3013. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants, including certain cross default provisions between the Americas credit facility and the Americas term loan. The Company is currently in compliance with such covenants.

On May 24, 2013, the Company entered into an amended and restated asset-based credit facility. This new facility covers a majority of the Company’s operations in both its Americas and APAC segments. As a result of this agreement, the APAC credit facility balances at April 30, 2013 of approximately $15 million were reclassified from current liabilities to non-current liabilities on the Company’s accompanying condensed consolidated balance sheet. For further details regarding the Company’s new credit agreement, refer to Note 14, “Subsequent Events.”

The estimated fair value of the Company’s borrowings under lines of credit and long-term debt as of April 30, 2013 was $833 million, compared to carrying value of $814 million. The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded U.S. senior notes and the trading price of the Company’s European senior notes, both of which are level 1 inputs, as well as the carrying values of the Company’s other debt obligations.

The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature. The fair value of the fixed assets is determined using a discounted cash flow model which requires level 3 inputs.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of April 30, 2013, the Company was hedging forecasted transactions expected to occur through October 2014. Assuming April 30, 2013 exchange rates remain constant, $4 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next eighteen months.

For the first half ended April 30, 2013 and 2012, the effective portions of gains and losses on derivative instruments in the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss were as follows:

	First Half Ended April 30,
	2013	2012
In thousands	Amount		Location
Gain recognized in OCI on derivatives	$721	$14,949	Other comprehensive income
Gain/(loss) reclassified from accumulated OCI into income	$3,806	$(2,174)	Cost of goods sold
Loss reclassified from accumulated OCI into income	$(32)	$(203)	Foreign currency loss
Loss recognized in income on derivatives	$—	$(132)	Foreign currency loss

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

As of April 30, 2013, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and future cash receipts:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$151,234	May 2013 – Oct 2014	$4,378
British pounds	Accounts receivable	8,840	May 2013 – Oct 2013	242

		$160,074		$4,620

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

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets as of the dates indicated:

	Fair Value Measurements Using
In thousands	Level 1	Level 2	Level 3	Fair Value
April 30, 2013
Derivative assets:
Other receivables	$—	$6,480	$—	$6,480
Other assets	—	507	—	507
Derivative liabilities:
Accrued liabilities	—	(2,367)	—	(2,367)
Other long-term liabilities	—	—	—	—

Total fair value	$—	$4,620	$—	$4,620

October 31, 2012
Derivative assets:
Other receivables	$—	$11,356	$—	$11,356
Derivative liabilities:
Accrued liabilities	—	(3,860)	—	(3,860)

Total fair value	$—	$7,496	$—	$7,496

11.	Stockholders’ Equity and Non-controlling Interest

The following tables summarize the changes in equity attributable to Quiksilver, Inc. and the non-controlling interests of its consolidated subsidiaries:

In thousands For the first half ended April 30, 2013:	Attributable to Quiksilver, Inc.	Non- controlling Interest	Total Stockholders’ Equity
Balance, October 31, 2012	$583,310	$18,926	$602,236
Stock compensation expense	11,223	—	11,223
Exercise of stock options	3,275	—	3,275
Employee stock purchase plan	557	—	557
Transactions with non-controlling interest holders	(44)	44	—
Net loss and other comprehensive (loss)/income	(72,137)	682	(71,455)

Balance, April 30, 2013	$526,184	$19,652	$545,836

For the first half ended April 30, 2012:	Attributable to Quiksilver, Inc.	Non- controlling Interest	Total Stockholders’ Equity
Balance, October 31, 2011	$610,098	$12,524	$622,622
Stock compensation expense	12,400	—	12,400
Exercise of stock options	220	—	220
Employee stock purchase plan	559	—	559
Business acquisitions	—	1,440	1,440
Net loss and other comprehensive (loss)/income	(48,756)	2,408	(46,348)

Balance, April 30, 2012	$574,521	$16,372	$590,893

12.	Litigation, Indemnities and Guarantees

As part of its global operations, the Company may be involved in legal claims involving trademarks, intellectual property, licensing, employment matters, compliance, contracts and other matters incidental to its business. The Company believes the resolution of any such matter currently threatened or pending will not have a material effect on its financial condition, results of operations or liquidity.

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

13.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

In thousands	April 30, 2013	October 31, 2012
Foreign currency translation adjustment	$74,112	$80,656
Gain on cash flow hedges	3,687	5,756

	$77,799	$86,412

14.	Subsequent Events

On May 24, 2013, Quiksilver, Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, and certain other U.S., Canadian, Australian and Japanese subsidiaries of Quiksilver, Inc., as borrowers (collectively, the “Borrower”) and/or as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent (in such capacity, the “Agent”), and the lenders and other agents party thereto (the “Revolving Facility”), which amended and restated the existing asset-based credit facility for Quiksilver, Inc.’s Americas operations.

Under the Revolving Facility, the amount to be extended to the Borrower is limited to the lesser of (i) $160 million in the case of U.S. borrowers; $30 million in the case of the Canadian borrower; $25 million in the case of the Australian borrower; or $15 million in the case of the Japanese borrower (with a Borrower option to expand the aggregate commitments by up to an additional $125 million on certain conditions) and (ii) a borrowing base calculated upon designated percentages of eligible accounts receivable, eligible inventory and, in the case of U.S. and Canadian borrowers, eligible credit card receivables of the applicable borrowers and guarantors, less customary reserves. The Revolving Facility includes a $92.5 million sublimit for U.S. letters of credit; a $12.5 million sublimit for Canadian letters of credit; a $25 million sublimit for Australian letters of credit; and a $15 million sublimit for Japanese letters of credit. Outstanding loans generally may be repaid in whole or in part at any time, without penalty, subject to certain customary limitations. The Revolving Facility has a term of five years; provided that, if the U.S. senior notes or any applicable indebtedness incurred to refinance such notes or the European senior notes or any applicable indebtedness incurred to refinance such notes are not refinanced or redeemed at least 91 days prior to their applicable scheduled maturity date, the Revolving Facility shall become automatically due and payable 91 days prior to such applicable scheduled maturity date.

In the case of U.S. borrowers, the interest rate on borrowings under the Revolving Facility is determined, at the Borrower’s option, as either: (i) an adjusted London Inter-Bank Offer (“LIBO”) rate plus a spread of 1.75% to 2.25%; or (ii) a Base Rate (as defined below) plus a spread of 0.75% to 1.75%. The Base Rate is the highest of (A) the U.S. prime rate, (B) the federal funds effective rate plus 0.5%, and (C) an adjusted LIBO rate for an interest period of one month plus 1% per annum. In the case of the Canadian borrower, the interest rate on borrowings under the Revolving Facility is determined, at the Canadian borrower’s option, as any of: (i) an adjusted LIBO rate plus a spread of 1.75% to 2.25% (if U.S. Dollar loans); or (ii) a Canadian Base Rate (as defined below) plus a spread of 0.75% to 1.75%; or (iii) a bankers’ acceptance equivalent rate plus a spread of 1.75% to 2.25%; or (iv) a Canadian Prime Rate (as defined below) plus a spread of 0.75% to 1.75%. The Canadian Base Rate is the highest of (A) the base rate for U.S. Dollar-denominated commercial loans made in Canada, (B) the federal funds effective rate plus 0.5%, and (C) an adjusted LIBO rate for an interest period of one month plus 1% per annum. The Canadian Prime Rate is the highest of (A) the Canadian prime rate, (B) the Bank of Canada overnight rate plus 0.5%, and (C) a bankers’ acceptance equivalent rate for an interest period of 30 days plus 1% per annum. In the case of the Australian borrower, the interest rate on borrowings under the Revolving Facility is determined, at the Australian borrower’s option, as any of: (i) an adjusted LIBO rate plus a spread of 1.75% to 2.25% (if U.S. Dollar loans); or (ii) an Australian Base Rate (as defined below) plus a spread of 0.75% to 1.75%; or (iii) the Australian bank bill rate plus a spread of 1.75% to 2.25%. The Australian Base Rate is the higher of (A) the “cash rate” determined by the Australian Reserve Bank Board at which banks borrow from each other on an overnight, unsecured basis and (B) the Australian bank bill rate for an interest period of one month plus 1% per annum. In the case of the Japanese borrower, the interest rate on borrowings under the Revolving Facility is determined, at the Japanese borrower’s option, as any of: (i) a Tokyo interbank offered (“TIBOR”) rate plus a spread of 1.75% to 2.25%; or (ii) a Japanese Base Rate (as defined below) plus a spread of 0.75% to 1.75%. The Japanese Base Rate is the higher of (A) the “basic loan rate” established by the Bank of Japan and (B) the TIBOR rate for an interest period of one month plus 1% per annum. The applicable spreads are based upon the average daily excess availability under the Revolving Facility. The applicable rate of interest under the Revolving Facility will increase by 2% during an event of default.

The Revolving Facility is guaranteed by Quiksilver, Inc. and its domestic, Canadian, Australian and Japanese subsidiaries (other than immaterial subsidiaries) (collectively, the “Guarantors”), except that Canadian, Australian and Japanese subsidiaries of Quiksilver, Inc. do not guarantee the obligations of the U.S. loan parties. The obligations of the Borrower under the Revolving Facility generally are secured by (i) subject to certain exceptions, a first priority security interest in the inventory and accounts receivable of the Borrower and the Guarantors, together with general intangibles (excluding intellectual property rights) and other property related to the inventory and accounts receivable, (ii) subject to certain exceptions, a security interest in substantially all other personal property of the Borrower and Guarantors (which security interest is a second priority security interest in the case of the U.S. loan parties) and (iii) subject to certain exceptions, a pledge of the shares of certain subsidiaries of the Borrower and Guarantors (which pledge is a second priority pledge in the case of the U.S. loan parties), except that the assets of the Canadian, Australian and Japanese subsidiaries of Quiksilver, Inc. do not secure the obligations of the U.S. loan parties.

The Revolving Facility contains customary default provisions and provides that, upon the occurrence of an event of default relating to the bankruptcy or insolvency of the Borrower or other subsidiaries, the unpaid balance of the principal and accrued interest under the Revolving Facility and all other obligations of the Borrower under the loan documents will become immediately due and payable without any action under the Revolving Facility. Upon the occurrence of any other event of default (which would include a default under other material indebtedness), the Agent may, by written notice, declare the unpaid balance of the principal and accrued interest under the Revolving Facility and all other obligations under the loan documents immediately due and payable without any further action.

The Revolving Facility also includes certain representations and warranties and restrictive covenants usual for facilities and transactions of this type. The Revolving Facility does not have a financial maintenance covenant, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if aggregate excess availability under the Revolving Facility is less than the greater of (a) $15 million and (b) 10% of the lesser of the borrowing base and the aggregate Revolving Facility commitments at such time; provided that, for such purposes Australian excess availability and Japanese excess availability shall not account for more than 40% of aggregate excess availability. The Borrower paid customary agency, arrangement and upfront fees in connection with the Revolving Facility.

15.	Condensed Consolidating Financial Information

The Company has $400 million in publicly registered U.S. senior notes. Obligations under the Company’s U.S. senior notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries.

The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X,

Rule 3-10(f). The following condensed consolidating financial information presents the results of operations for the second quarter and first half ended April 30, 2013 and 2012, the financial position as of April 30, 2013 and October 31, 2012, and cash flows for the first half ended April 30, 2013 and 2012, of Quiksilver Inc., its 100% owned guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain immaterial balances have been reclassified in the April 30, 2012 condensed consolidating financial information to conform to the current year presentation. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for fiscal 2013, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Second Quarter Ended April 30, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$190,265	$290,111	$(21,744)	$458,748
Cost of goods sold	—	117,488	144,071	(13,947)	247,612

Gross profit	116	72,777	146,040	(7,797)	211,136
Selling, general and administrative expense	11,753	72,999	141,282	(7,830)	218,204
Asset impairments	—	4,988	344	—	5,332

Operating (loss)/income	(11,637)	(5,210)	4,414	33	(12,400)
Interest expense	7,269	1,386	6,634	—	15,289
Foreign currency (gain)/loss	(28)	198	(2,788)	—	(2,618)
Equity in earnings and other income	13,517	(483)	—	(13,034)	—

(Loss)/income before provision for income taxes	(32,395)	(6,311)	568	13,067	(25,071)
Provision for income taxes	—	1,654	5,493	—	7,147

Net loss	(32,395)	(7,965)	(4,925)	13,067	(32,218)
Less: net income attributable to non-controlling interest	—	—	(177)	—	(177)

Net loss attributable to Quiksilver, Inc.	(32,395)	(7,965)	(5,102)	13,067	(32,395)
Other comprehensive loss	(16,723)	—	(16,723)	16,723	(16,723)

Comprehensive loss attributable to Quiksilver, Inc.	$(49,118)	$(7,965)	$(21,825)	$29,790	$(49,118)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Second Quarter Ended April 30, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$120	$185,686	$328,589	$(22,182)	$492,213
Cost of goods sold	—	109,044	155,662	(14,642)	250,064

Gross profit	120	76,642	172,927	(7,540)	242,149
Selling, general and administrative expense	12,869	74,934	144,422	(8,215)	224,010
Asset impairments	—	415	—	—	415

Operating (loss)/income	(12,749)	1,293	28,505	675	17,724
Interest expense	7,239	1,391	6,955	—	15,585
Foreign currency loss/(gain)	13	212	(834)	—	(609)
Equity in earnings and other income	(14,881)	482	—	14,399	—

(Loss)/income before provision for income taxes	(5,120)	(792)	22,384	(13,724)	2,748
Provision for income taxes	—	216	6,939	—	7,155

Net (loss)/income	(5,120)	(1,008)	15,445	(13,724)	(4,407)
Less: net income attributable to non-controlling interest	—	—	(713)	—	(713)

Net (loss)/income attributable to Quiksilver, Inc.	(5,120)	(1,008)	14,732	(13,724)	(5,120)
Other comprehensive loss	(1,271)	—	(1,271)	1,271	(1,271)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(6,391)	$(1,008)	$13,461	$(12,453)	$(6,391)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

First Half Ended April 30, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$232	$356,011	$587,455	$(53,932)	$889,766
Cost of goods sold	—	221,220	277,756	(40,053)	458,923

Gross profit	232	134,791	309,699	(13,879)	430,843
Selling, general and administrative expense	27,728	147,187	283,436	(14,888)	443,463
Asset impairments	—	6,323	2,177	—	8,500

Operating (loss)/income	(27,496)	(18,719)	24,086	1,009	(21,120)
Interest expense	14,538	2,854	13,404	—	30,796
Foreign currency loss	126	363	66	—	555
Equity in earnings and other income	21,364	(687)	—	(20,677)	—

(Loss)/income before provision for income taxes	(63,524)	(21,249)	10,616	21,686	(52,471)
Provision for income taxes	—	467	9,904	—	10,371

Net (loss)/income	(63,524)	(21,716)	712	21,686	(62,842)
Less: net income attributable to non-controlling interest	—	—	(682)	—	(682)

Net (loss)/income attributable to Quiksilver, Inc.	(63,524)	(21,716)	30	21,686	(63,524)
Other comprehensive loss	(8,613)	—	(8,613)	8,613	(8,613)

Comprehensive loss attributable to Quiksilver, Inc.	$(72,137)	$(21,716)	$(8,583)	$30,299	$(72,137)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

First Half Ended April 30, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$236	$357,063	$633,616	$(49,081)	$941,834
Cost of goods sold	—	214,250	291,845	(34,360)	471,735

Gross profit	236	142,813	341,771	(14,721)	470,099
Selling, general and administrative expense	29,785	152,431	287,467	(15,258)	454,425
Asset impairments	—	415	—	—	415

Operating (loss)/income	(29,549)	(10,033)	54,304	537	15,259
Interest expense	14,479	2,685	13,466	—	30,630
Foreign currency (gain)/loss	(113)	9	(2,355)	—	(2,459)
Equity in earnings and other income	(16,190)	1,733	—	14,457	—

(Loss)/income before provision for income taxes	(27,725)	(14,460)	43,193	(13,920)	(12,912)
Provision for income taxes	—	432	11,973	—	12,405

Net (loss)/income	(27,725)	(14,892)	31,220	(13,920)	(25,317)
Less: net income attributable to non-controlling interest	—	—	(2,408)	—	(2,408)

Net (loss)/income attributable to Quiksilver, Inc.	(27,725)	(14,892)	28,812	(13,920)	(27,725)
Other comprehensive loss	(21,031)	—	(21,031)	21,031	(21,031)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(48,756)	$(14,892)	$7,781	$7,111	$(48,756)

CONDENSED CONSOLIDATING BALANCE SHEET

At April 30, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$108	$694	$47,091	$—	$47,893
Trade accounts receivable, net	—	127,762	247,574	—	375,336
Other receivables	19	8,526	23,388	—	31,933
Income taxes receivable	—	—	4,917	(4,917)	—
Inventories	—	131,136	234,160	1,008	366,304
Deferred income taxes, short-term	—	5,209	20,487	—	25,696
Prepaid expenses and other current assets	4,594	9,910	18,953	—	33,457
Intercompany balances	—	108,623	52,777	(161,400)	—

Total current assets	4,721	391,860	649,347	(165,309)	880,619
Fixed assets, net	19,454	57,774	155,727	—	232,955
Intangible assets, net	3,752	47,171	87,826	—	138,749
Goodwill	—	112,216	160,548	—	272,764
Other assets	1,902	1,982	39,875	—	43,759
Deferred income taxes, long-term	—	—	137,941	(23,550)	114,391
Investment in subsidiaries	1,066,560	6,986	—	(1,073,546)	—

Total assets	$1,096,389	$617,989	$1,231,264	$(1,262,405)	$1,683,237

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,756	$85,025	$97,789	$—	$185,570
Accrued liabilities	6,049	22,658	73,773	—	102,480
Long-term debt, current portion	—	6,094	38,740	—	44,834
Income taxes payable	—	5,368	—	(4,917)	451
Intercompany balances	161,400	—	—	(161,400)	—

Total current liabilities	170,205	119,145	210,302	(166,317)	333,335
Long-term debt, net of current portion	400,000	76,000	293,108	—	769,108
Deferred income taxes, long-term	—	23,550	—	(23,550)	—
Other long-term liabilities	—	23,987	10,971	—	34,958

Total liabilities	570,205	242,682	514,381	(189,867)	1,137,401
Stockholders’/invested equity	526,184	375,307	697,231	(1,072,538)	526,184
Non-controlling interest	—	—	19,652	—	19,652

Total liabilities and equity	$1,096,389	$617,989	$1,231,264	$(1,262,405)	$1,683,237

CONDENSED CONSOLIDATING BALANCE SHEET

At October 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$324	$135	$41,364	$—	$41,823
Trade accounts receivable, net	—	181,945	251,798	—	433,743
Other receivables	20	6,158	26,640	—	32,818
Income taxes receivable	—	117	—	(117)	—
Inventories	—	107,722	237,465	(441)	344,746
Deferred income taxes	—	5,209	21,159	—	26,368
Prepaid expenses and other current assets	2,277	9,548	14,546	—	26,371
Intercompany balances	—	95,809	23,025	(118,834)	—

Total current assets	2,621	406,643	615,997	(119,392)	905,869
Fixed assets, net	18,802	64,496	155,015	—	238,313
Intangible assets, net	3,228	47,746	88,475	—	139,449
Goodwill	—	112,216	160,951	—	273,167
Other assets	2,753	2,677	42,359	—	47,789
Deferred income taxes long-term	—	—	137,203	(23,550)	113,653
Investment in subsidiaries	1,087,924	5,028	—	(1,092,952)	—

Total assets	$1,115,328	$638,806	$1,200,000	$(1,235,894)	$1,718,240

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$18,147	$—	$18,147
Accounts payable	6,995	95,355	101,222	—	203,572
Accrued liabilities	6,189	28,343	80,359	—	114,891
Current portion of long-term debt	—	8,594	10,053	—	18,647
Income taxes payable	—	—	1,476	(117)	1,359
Intercompany balances	118,834	—	—	(118,834)	—

Total current liabilities	132,018	132,292	211,257	(118,951)	356,616
Long-term debt, net of current portion	400,000	60,700	260,475	—	721,175
Deferred income taxes long-term	—	23,550	—	(23,550)	—
Other long-term liabilities	—	25,241	12,972	—	38,213

Total liabilities	532,018	241,783	484,704	(142,501)	1,116,004
Stockholders’/invested equity	583,310	397,023	696,370	(1,093,393)	583,310
Non-controlling interest	—	—	18,926	—	18,926

Total liabilities and equity	$1,115,328	$638,806	$1,200,000	$(1,235,894)	$1,718,240

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

First half Ended April 30, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(63,524)	$(21,716)	$712	$21,686	$(62,842)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,124	9,014	14,889	—	25,027
Stock-based compensation	11,223	—	—	—	11,223
Provision for doubtful accounts	—	(1,056)	4,584	—	3,528
Asset impairments	—	6,323	2,177	—	8,500
Equity in earnings	21,364	(687)	1,058	(20,677)	1,058
Non-cash interest expense	785	675	378	—	1,838
Deferred income taxes	—	—	184	—	184
Other adjustments to reconcile net (loss)/income	126	(17)	(377)	—	(268)
Changes in operating assets and liabilities:
Trade accounts receivable	—	55,239	1,346	—	56,585
Inventories	—	(23,280)	2,186	(1,009)	(22,103)
Other operating assets and liabilities	(582)	(20,416)	(20,126)	—	(41,124)

Net cash (used in)/provided by operating activities	(29,484)	4,079	7,011	—	(18,394)
Cash flows from investing activities:
Capital expenditures	(3,971)	(7,601)	(17,072)	—	(28,644)

Net cash used in investing activities	(3,971)	(7,601)	(17,072)	—	(28,644)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	6,157	—	6,157
Payments on lines of credit	—	—	(8,860)	—	(8,860)
Borrowings on long-term debt	—	49,000	54,134	—	103,134
Payments on long-term debt	—	(36,200)	(9,502)	—	(45,702)
Stock option exercises and employee stock purchases	3,832	—	—	—	3,832
Intercompany	29,407	(8,719)	(20,688)	—	—

Net cash provided by financing activities	33,239	4,081	21,241	—	58,561
Effect of exchange rate changes on cash	—	—	(5,453)	—	(5,453)

Net (decrease)/increase in cash and cash equivalents	(216)	559	5,727	—	6,070
Cash and cash equivalents, beginning of period	324	135	41,364	—	41,823

Cash and cash equivalents, end of period	$108	$694	$47,091	$—	$47,893

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

First Half Ended April 30, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(27,725)	$(14,892)	$31,220	$(13,920)	$(25,317)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,138	9,082	16,905	—	27,125
Stock-based compensation	12,400	—	—	—	12,400
Provision for doubtful accounts	—	(1,416)	1,835	—	419
Asset impairments	—	415	—	—	415
Equity in earnings	(16,190)	1,733	501	14,457	501
Non-cash interest expense	732	888	344	—	1,964
Deferred income taxes	—	—	9,295	—	9,295
Other adjustments to reconcile net (loss)/income	(138)	12	(586)	—	(712)
Changes in operating assets and liabilities:
Trade accounts receivable	—	25,895	(8,184)	—	17,711
Inventories	—	(14,290)	(3,695)	(537)	(18,522)
Other operating assets and liabilities	(1,825)	(11,645)	(29,491)	—	(42,961)

Net cash (used in)/provided by operating activities	(31,608)	(4,218)	18,144	—	(17,682)
Cash flows from investing activities:
Capital expenditures	(1,559)	(14,094)	(18,676)	—	(34,329)
Business acquisitions, net of cash acquired	—	—	(9,117)	—	(9,117)

Net cash used in investing activities	(1,559)	(14,094)	(27,793)	—	(43,446)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	8,464	—	8,464
Payments on lines of credit	—	—	(12,326)	—	(12,326)
Borrowings on long-term debt	—	62,500	29,477	—	91,977
Payments on long-term debt	—	(35,256)	(12,100)	—	(47,356)
Stock option exercises and employee stock purchases	779	—	—	—	779
Intercompany	32,394	(8,330)	(24,064)	—	—

Net cash provided by/(used in) financing activities	33,173	18,914	(10,549)	—	41,538
Effect of exchange rate changes on cash	—	—	(10,986)	—	(10,986)

Net increase/(decrease) in cash and cash equivalents	6	602	(31,184)	—	(30,576)
Cash and cash equivalents, beginning of period	17	1,331	108,405	—	109,753

Cash and cash equivalents, end of period	$23	$1,933	$77,221	$—	$79,177

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2012 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock or senior notes.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are often, but not always, identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “outlook,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	current or future volatility in certain economies, credit markets and future market conditions;

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and

•	our expectations regarding the implementation of our recently announced multi-year profit improvement plan.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to execute our mission and strategies;

•	our ability to achieve the financial results that we anticipate;

•	our ability to successfully implement our multi-year profit improvement plan;

•	our ability to effectively transition our supply chain and certain other business processes to global scope;

•	future expenditures for capital projects, including the ongoing implementation of our global enterprise-wide reporting system;

•	increases in production costs and raw materials and disruptions in the supply chains for these materials;

•	deterioration of global economic conditions and credit and capital markets;

•	potential non-cash asset impairment charges for goodwill or other fixed assets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations;

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;

•	the occurrence of hostilities or catastrophic events;

•	changes in customer demand; and

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

Our products are sold in over 90 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, specialty stores, and select department stores), 857 owned or licensed Company retail stores, and via our e-commerce websites. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. Our EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, and South Africa. Our APAC segment, consisting of Australia, New Zealand, and Asia, includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income/(loss), and identifiable assets attributable to our operating segments, see note 3 of our condensed consolidated financial statements included in this report. In fiscal 2012, more than 60% of our revenue was generated outside of the United States.

Results of Operations

The table below sets forth selected statements of operations and other data as a percentage of net revenues as of the dates indicated. The discussion that follows should be read in conjunction with the table.

	Second Quarter Ended April 30,		First Half Ended April 30,
	2013	2012	2013	2012
Statements of Operations data:
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	46.0	49.2	48.4	49.9
Selling, general and administrative expense	47.6	45.5	49.8	48.2
Asset impairments	1.2	0.1	1.0	0.0
Operating (loss)/income	(2.7)	3.6	(2.4)	1.6
Interest expense	3.3	3.2	3.5	3.3
Foreign currency (gain)/loss	(0.6)	(0.1)	0.1	(0.3)
(Loss)/income before provision for income taxes	(5.5)	0.6	(5.9)	(1.4)
Other data
Adjusted EBITDA(1)	2.6%	7.6%	2.5%	5.9%

(1)	Adjusted EBITDA is defined as net (loss)/income attributable to Quiksilver, Inc. before (i) interest expense, (ii) provision/(benefit) for income taxes, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA for the second quarter and first half ended April 30, 2013 and 2012:

	Second Quarter Ended April 30,		First Half Ended April 30,
In thousands	2013	2012	2013	2012
Net loss attributable to Quiksilver, Inc.	$(32,395)	$(5,120)	$(63,524)	$(27,725)
Provision for income taxes	7,147	7,155	10,371	12,405
Interest expense, net	15,289	15,585	30,796	30,630
Depreciation and amortization	12,808	14,163	25,027	27,125
Non-cash stock-based compensation expense	3,887	5,423	11,223	12,400
Non-cash asset impairments	5,332	415	8,500	415

Adjusted EBITDA	$12,068	$37,621	$22,393	$55,250

Second Quarter (Three Months) Ended April 30, 2013 Compared to Second Quarter (Three Months) Ended April 30, 2012

Revenues, net

Revenues, net – by Segment

The following table presents consolidated net revenues (in millions) by segment in historical currency (as reported) for the second quarter of fiscal 2013 and 2012:

Net Revenues by Segment in Historical Currency (as reported):

	Americas	EMEA	APAC	Corporate	Total
Second Quarter 2013	$229	$165	$64	$1	$459
Second Quarter 2012	221	196	74	2	492
% increase/(decrease)	3%	(16)%	(14)%		(7)%

We use constant currency measurements to better understand actual growth rates in our foreign operations. Constant currency measurements remove the impact of foreign currency exchange rate fluctuations from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Net revenues (in millions) by segment in constant currency for the second quarter of fiscal 2013 and 2012 were as follows:

Net Revenues by Segment in Constant Currency (current year exchange rates):

	Americas	EMEA	APAC	Corporate	Total
Second Quarter 2013	$229	$165	$64	$1	$459
Second Quarter 2012	219	193	70	2	483
% increase/(decrease)	4%	(14)%	(9)%		(5)%

On an as reported basis, total net revenues for the second quarter of fiscal 2013 decreased 7% to $459 million from $492 million in the comparable period of the prior year. This decrease was primarily due to a $30 million, or 16%, net revenue decrease within our EMEA segment and a $10 million, or 14%, decrease in our APAC segment, partially offset by an $8 million, or 3%, increase in our Americas segment.

Net revenues in our Americas segment increased primarily due to strong sales of Roxy products as well as increased clearance sales of DC products in the wholesale channel, partially offset by lower retail channel net revenues from Company-owned retail stores due to 12 net store closures since the end of the second quarter of fiscal 2012.

Net revenues in our EMEA segment decreased across all three core brands (Quiksilver, Roxy and DC), primarily within the wholesale channel The $30 million decline in net revenue in EMEA was driven by three primary factors: a) approximately $16 million was attributable to unanticipated shipping delays associated with our implementation of SAP that resulted in canceled orders from wholesale accounts; b) poor weather that impacted key markets; and c) continuing economic difficulties in the region. Net revenues decreased most significantly in Spain where net revenues declined in the high-twenties on a percentage basis. Net revenues also declined in the high-single digits on a percentage basis in France and in the low-double digits on a percentage basis in Germany.

Net revenues in the APAC segment decreased across our Quiksilver and Roxy brands, as well as within our wholesale and retail channels. These decreases were partially offset by continued growth in our DC brand and within our e-commerce channel. Net revenues from Australia, New Zealand and Japan declined in the low-twenties on a percentage basis versus the prior year, although the decline in Japan was only high-single digits in constant currency. These declines were partially offset by net revenue growth in all other APAC countries.

Net revenues in our emerging markets, which include Brazil, Mexico, Russia, Taiwan, Korea, China and Indonesia increased by 7% versus the prior year (13% in constant currency).

Revenues, net – By Brand

Net revenues by brand (in millions), in both historical and constant currency, for the second quarter of fiscal 2013 and 2012 were as follows:

Net Revenues by Brand in Historical Currency (as reported):

	Quiksilver	Roxy	DC	Other	Total
Second Quarter 2013	$182	$129	$129	$18	$459
Second Quarter 2012	207	137	131	17	492
% (decrease)/increase	(12)%	(6)%	(1)%	3%	(7)%

Net Revenues by Brand in Constant Currency (current year exchange rates):

	Quiksilver	Roxy	DC	Other	Total
Second Quarter 2013	$182	$129	$129	$18	$459
Second Quarter 2012	203	134	128	17	483
% (decrease)/increase	(10)%	(4)%	1%	4%	(5)%

Quiksilver brand net revenues decreased 12% on an as reported basis during the second quarter of fiscal 2013 compared to the prior year period. This decrease was primarily due to a low-double digit percentage decline in wholesale channel net revenues and a high-single digit percentage decline in retail channel net revenues. The wholesale and retail net revenue decreases were spread across all three regional segments, but were focused largely in the EMEA segment.

Roxy brand net revenues decreased 6% on an as reported basis due to low-twenties percentage decreases in both EMEA and APAC. These decreases occurred in both the wholesale and retail channels, but were more prominent within the wholesale channel. These decreases were partially offset by a high-teens percentage increase in the Americas segment, particularly within the wholesale channel.

DC brand net revenues decreased slightly on an as reported basis with growth in the Americas and APAC segments offset by a high-single digit percentage decline in the EMEA segment. DC net revenue growth in the Americas was driven by increased clearance sales. Significant DC net revenue growth within the retail and e-commerce channels was offset by a decrease in wholesale net revenues, particularly within EMEA.

Revenues, net – By Channel

Net revenues by channel (in millions), in both historical and constant currency, for the second quarter of fiscal 2013 and 2012 were as follows:

Net Revenues by Channel in Historical Currency (as reported):

	Wholesale	Retail	E-com	Total
Second Quarter 2013	$344	$91	$23	$459
Second Quarter 2012	377	98	18	492
% (decrease)/increase	(9)%	(7)%	29%	(7)%

Net Revenues by Channel in Constant Currency (current year exchange rates):

	Wholesale	Retail	E-com	Total
Second Quarter 2013	$344	$91	$23	$459
Second Quarter 2012	370	96	18	483
% (decrease)/increase	(7)%	(5)%	31%	(5)%

Wholesale net revenues decreased 9% on an as reported basis in the second quarter of fiscal 2013 versus the prior year period. Wholesale net revenues declined in the EMEA and APAC segments and across all three core brands. Wholesale net revenues increased in the Americas segment primarily due to strong Roxy product sales.

Retail net revenues decreased 7% on an as reported basis versus the prior year. Retail net revenues decreased across all three regional segments and across the Quiksilver and Roxy brands, while the DC brand showed strong growth. Retail same-store sales declined 4% with single-digit percentage decreases in all three regional segments during the second quarter of fiscal 2012.

E-commerce net revenues increased 29% on an as reported basis versus the prior year period due to significant growth in EMEA and APAC as we expanded our online business within these segments.

Gross Profit

Gross profit decreased to $211 million in the second quarter of fiscal 2013 from $242 million in the comparable period of the prior year. Gross margin (gross profit as a percentage of net revenues) decreased to 46.0% in the second quarter of fiscal 2013 from 49.2% in the prior year period. The gross margin decrease was primarily due to four factors: a) increased discounting and clearance sales of our DC brand within our wholesale channel to clear slow-selling product, primarily in the Americas segment; b) increased discounting in our EMEA segment across all three core brands associated with shipping delays encountered with our implementation of SAP; c) $3 million of additional inventory reserves recorded related to certain non-core brands and peripheral product categories that were discontinued; and d) a net revenue mix shift from the higher gross margin EMEA segment toward the lower gross margin Americas segment. These unfavorable factors were partially offset by improved gross margin in the APAC segment, particularly within the retail channel and the Roxy and Quiksilver brands. We expect the discounting and clearance sales related to our DC brand to continue into the second half of fiscal 2013. However, the SAP issues experienced within the EMEA segment and the additional inventory reserves recorded are expected to be isolated within the second quarter.

Gross margin by segment for the second quarter of fiscal 2013 and 2012 was as follows:

	2013	2012	Basis Point Change
Americas	40.5%	44.2%	(370) bp
EMEA	53.2%	55.7%	(250) bp
APAC	49.5%	48.6%	90 bp
Consolidated	46.0%	49.2%	(320) bp

The gross margin decreases in our Americas and EMEA segments were primarily the result of increased sales discounts in our wholesale channel, especially related to DC in the Americas and both Quiksilver and Roxy in EMEA. Our APAC segment gross margin increased primarily as a result of improved full-price selling within our retail channel.

Selling, General and Administrative Expense (“SG&A”)

SG&A for the second quarter of fiscal 2013 decreased 3% to $218 million from $224 million in the comparable period of the prior year. This decrease was primarily attributable to the favorable impact of our expense reduction efforts implemented in the past year (approximately $9 million) and a favorable impact from foreign currency exchange rates (approximately $4 million). These decreases were partially offset by an increase in e-commerce expenses (approximately $6 million) associated with the continuing growth of our online business.

SG&A by segment (in millions) as reported for the second quarter of fiscal 2013 and 2012 was as follows:

	2013		2012			Basis Point Change
	$	% of Net Revenues	$	% of Net Revenues	$ Change
Americas	85	37.2%	88	40.0%	(3)	(280)bp
EMEA	81	49.0%	83	42.5%	(2)	650 bp
APAC	38	59.1%	40	54.0%	(2)	510 bp
Corporate Operations	14		12		2

Consolidated	218	47.6%	224	45.5%	(6)	210 bp

Asset Impairments

Asset impairment charges were $5 million in the second quarter of fiscal 2013 compared to $0.4 million in the prior year period. Impairment charges were related to certain underperforming retail stores and certain other assets associated with non-core brands that we have discontinued.

Non-Operating Expenses

Interest expense for the second quarter of fiscal 2013 was $15 million compared to $16 million in the second quarter of fiscal 2012.

Our foreign currency gain amounted to $3 million for the second quarter of fiscal 2013 compared to $1 million in the comparable period of the prior year. This gain resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries and, to a lesser extent, certain foreign currency exchange contracts.

Our income tax expense for the second quarter of fiscal 2013 and fiscal 2012 was $7 million. Although we incurred a net loss during the second quarter of fiscal 2013 and 2012, we incurred income tax expense as we were unable to record tax benefits against the losses in certain jurisdictions where we have previously recorded valuation allowances.

Net Loss Attributable to Quiksilver, Inc.

Our net loss attributable to Quiksilver, Inc. for the second quarter of fiscal 2013 was $32 million, or $0.19 per share, compared to $5 million, or $0.03 per share, in the comparable period of the prior year.

Adjusted EBITDA

Adjusted EBITDA decreased to $12 million in the second quarter of fiscal 2013 compared to $38 million in the second quarter of fiscal 2012. This decrease was primarily due to the net revenue and gross margin declines, partially offset by SG&A reductions. For a definition of Adjusted EBITDA and a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (1) to the table under “Results of Operations” above.

First Half (Six Months) Ended April 30, 2013 Compared to First Half (Six Months) Ended April 30, 2012

Revenues, net

Revenues, net – by Segment

The following table presents consolidated net revenues (in millions) by segment in historical currency (as reported) for the first half of fiscal 2013 and 2012:

Net Revenues by Segment in Historical Currency (as reported):

	Americas	EMEA	APAC	Corporate	Total
First Half 2013	$415	$336	$137	$2	$890
First Half 2012	426	364	149	2	942
% decrease	(3)%	(8)%	(8)%		(6)%

Net revenues (in millions) by segment in constant currency for the first half of fiscal 2013 and 2012 were as follows:

Net Revenues by Segment in Constant Currency (current year exchange rates):

	Americas	EMEA	APAC	Corporate	Total
First Half 2013	$415	$336	$137	$2	$890
First Half 2012	423	361	143	2	930
% decrease	(2)%	(7)%	(5)%		(4)%

On an as reported basis, total net revenues for the first half of fiscal 2013 decreased 6% to $890 million from $942 million in the comparable period of the prior year. This decrease was primarily due to a $28 million, or 8%, net revenue decrease within our EMEA segment and a $12 million, or 8%, decrease in our APAC segment.

Net revenues in our Americas segment declined across our Quiksilver and DC brands, and also within our wholesale and retail channels. The net revenue decrease in the Americas was primarily due to lower net revenues in our Company-owned retail stores due to 12 net store closures since the end of the second quarter of fiscal 2012; and increased markdown allowances and sales discounts to wholesale customers to assist the sell-through of inventory in this channel.

Net revenues in our EMEA segment decreased across all three core brands (Quiksilver, Roxy and DC), and also across our wholesale and retail channels. These decreases were partially offset by continued growth in our e-commerce channel. The $28 million decline in net revenue in EMEA during the first half of fiscal 2013 was driven by three primary factors: a) approximately $16 million was attributable to unanticipated shipping delays associated with our implementation of SAP that resulted in canceled orders from wholesale accounts; b) poor weather that impacted key markets; and c) continuing economic difficulties in the region. Net revenues decreased most significantly in Spain where net revenues declined in the low-twenties on a percentage basis. Net revenues declined in the high-single digits on a percentage basis in France. These decreases were partially offset by low-single digit percentage increases in the United Kingdom, due largely to e-commerce growth, and Germany.

Net revenues in the APAC segment decreased across our Quiksilver and Roxy brands as well as within our wholesale and retail channels. These decreases were partially offset by continued growth within our DC brand and our e-commerce channel. Net revenues from Australia, New Zealand and Japan declined in the low-teens on a percentage basis versus the prior year, although the decline in Japan was only low-single digits in constant currency. These declines were partially offset by net revenue growth in other APAC countries.

Net revenues in our emerging markets, which include Brazil, Mexico, Russia, Taiwan, Korea, China and Indonesia increased by 7% versus the prior year (14% in constant currency).

Revenues, net – By Brand

Net revenues by brand (in millions), in both historical and constant currency, for the first half of fiscal 2013 and 2012 were as follows:

Net Revenues by Brand in Historical Currency (as reported):

	Quiksilver	Roxy	DC	Other	Total
First Half 2013	$361	$245	$239	$45	$890
First Half 2012	401	262	240	40	942
% (decrease)/increase	(10)%	(7)%	(0)%	15%	(6)%

Net Revenues by Brand in Constant Currency (current year exchange rates):

	Quiksilver	Roxy	DC	Other	Total
First Half 2013	$361	$245	$239	$45	$890
First Half 2012	395	259	237	40	930
% (decrease)/increase	(9)%	(5)%	1%	15%	(4)%

Quiksilver brand net revenues decreased 10% on an as reported basis during the first half of fiscal 2013 compared to the prior year period. This decrease was primarily due to a low-double digit percentage decline in wholesale channel net revenues and a high-single digit percentage decline in retail channel net revenues. The wholesale and retail net revenue decreases were spread across all three regional segments, but were most significant in the EMEA and APAC segments.

Roxy brand net revenues decreased 7% on an as reported basis due to high-single digit percentage declines in the wholesale and retail channels. These decreases were spread across all three regional segments, but were most significant in the wholesale channel within the EMEA and APAC segments.

DC brand net revenues decreased slightly on an as reported basis with growth in the APAC segment offset by low-single digit percentage declines in the EMEA and Americas segments. Significant DC brand growth within the retail and e-commerce channels was offset by a decrease in wholesale channel net revenues, particularly within EMEA.

Revenues, net – By Channel

Net revenues by channel (in millions), in both historical and constant currency, for the first half of fiscal 2013 and 2012 were as follows:

Net Revenues by Channel in Historical Currency (as reported):

	Wholesale	Retail	E-com	Total
First Half 2013	$613	$221	$57	$890
First Half 2012	671	229	42	942
% (decrease)/increase	(9)%	(4)%	35%	(6)%

Net Revenues by Channel in Constant Currency (current year exchange rates):

	Wholesale	Retail	E-com	Total
First Half 2013	$613	$221	$57	$890
First Half 2012	661	226	42	930
% (decrease)/increase	(7)%	(3)%	35%	(4)%

Wholesale net revenues decreased 9% on an as reported basis in the first half of fiscal 2013 versus the prior year period. Wholesale net revenues declined in all three regional segments and across all three core brands, but were most significant within EMEA.

Retail net revenues decreased 4% on an as reported basis versus the prior year period. Retail net revenues decreased across all three regional segments and across the Quiksilver and Roxy brands, while the DC brand showed relatively strong growth. Retail same-store sales declined 2% for the first half of fiscal 2013.

E-commerce net revenues increased 35% versus the prior year period. E-commerce net revenues increased in all three regional segments and across all three core brands, but was largely focused in EMEA and APAC, as we expanded our online business within these segments.

Gross Profit

Gross profit decreased to $431 million in the first half of fiscal 2013 from $470 million in the comparable period of the prior year. Gross margin decreased to 48.4% in the first half of fiscal 2013 from 49.9% in the prior year period. This decrease was primarily due to increased sales discounts relating to the DC brand and the EMEA segment. The net revenue mix shift from the higher gross margin EMEA segment toward the lower gross margin Americas segment also contributed to the gross margin decline. These unfavorable factors were partially offset by a net revenue mix shift from our wholesale channel toward our higher gross margin retail and e-commerce channels, as well as improved retail margins within our APAC and Americas segments.

Gross margin by segment for the first half of fiscal 2013 and 2012 was as follows:

	2013	2012	Basis Point Change
Americas	41.8%	43.5%	(170) bp
EMEA	55.5%	57.8%	(230) bp
APAC	51.8%	49.9%	190 bp
Consolidated	48.4%	49.9%	(150) bp

The gross margin decreases in our Americas and EMEA segments were primarily the result of increased sales discounts in our wholesale channel, especially related to DC in the Americas and both Quiksilver and Roxy in EMEA. Our APAC segment gross margin increased primarily as a result of improved full-price selling within our retail channel.

Selling, General and Administrative Expense

SG&A for the first half of fiscal 2013 decreased 2% to $443 million from $454 million in the comparable period of the prior year. This decrease was primarily attributable to the favorable impact of our expense reduction efforts implemented in the past year (approximately $18 million) and reduced retail expenses primarily associated with the closure of underperforming stores (approximately $4 million). These decreases were partially offset by an increase in e-commerce expenses associated with the continuing growth of our online business (approximately $9 million) and higher bad debt expenses (approximately $6 million) driven primarily by a credit in the prior year.

SG&A by segment (in millions) as reported for the first half of fiscal 2013 and 2012 was as follows:

	2013		2012			Basis
	$	% of Net Revenues	$	% of Net Revenues	$ Change	Point Change
Americas	173	41.7%	178	41.7%	(5)	0 bp
EMEA	164	48.8%	169	46.5%	(5)	230 bp
APAC	75	54.8%	77	52.0%	(2)	280 bp
Corporate Operations	31		30		1

Consolidated	443	49.8%	454	48.2%	(11)	160 bp

Asset Impairments

Asset impairment charges were $9 million in the first half of fiscal 2013 compared to $0.4 million in the prior year period. Impairment charges were related to certain underperforming retail stores, discontinued brands and trademarks associated with those brands.

Non-Operating Expenses

Interest expense for the first half of fiscal 2013 and fiscal 2012 was $31 million.

Our foreign currency loss amounted to $1 million for the first half of fiscal 2013 compared to a gain of $2 million in the comparable period of the prior year. This loss resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries.

Our income tax expense for the first half of fiscal 2013 was $10 million compared to $12 million in the comparable period of the prior year. Although we incurred a net loss during the first half of fiscal 2013 and 2012, we incurred income tax expense as we were unable to record tax benefits against the losses in certain jurisdictions where we have previously recorded valuation allowances.

Net Loss Attributable to Quiksilver, Inc.

Our net loss attributable to Quiksilver, Inc. for the first half of fiscal 2013 was $64 million, or $0.38 per share, compared to $28 million, or $0.17 per share, in the comparable period of the prior year.

Adjusted EBITDA

Adjusted EBITDA decreased to $22 million in the first half of fiscal 2013 compared to $55 million in the first half of fiscal 2012. This decrease was primarily due to the net revenue and gross margin declines, partially offset by SG&A reductions. For a definition of Adjusted EBITDA and a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (1) to the table under “Results of Operations” above.

2013 Profit Improvement Plan

In May 2013, we announced a multi-year profit improvement plan designed to accelerate our three fundamental strategies of strengthening brands, growing sales and driving operational efficiencies. The plan’s initiatives focus on prioritizing our three core brands, globalizing key functions and reducing our cost structure.

Important elements of the multi-year profit improvement plan include:

•	clarifying the positioning of our three flagship brands (Quiksilver, Roxy and DC);

•	consider divesting certain non-core brands;

•	globalizing product design and merchandising;

•	consider licensing of secondary or peripheral product categories;

•	reprioritization of marketing investments to emphasize in-store and print marketing along with digital and social media;

•	continued investment in emerging markets and E-commerce;

•	improving sales execution;

•	supply chain optimization;

•	reduction of SKUs;

•	centralizing global responsibility for key functions, including product design, supply chain, marketing, retail stores, licensing and administrative functions; and

•	closing underperforming retail stores, reorganizing wholesale sales operations and implementing greater pricing discipline.

We expect that the plan, when fully implemented in 2016, could improve Adjusted EBITDA by approximately $150 million, of which approximately one-half will come from supply chain optimization and the other half primarily from corporate overhead reductions, licensing opportunities, net revenue growth and improved pricing management, compared with 2012 results.

Financial Position, Capital Resources and Liquidity

The following table shows our cash, working capital and total indebtedness as of the dates indicated:

in millions	April 30, 2013	October 31, 2012	April 30, 2012
Cash and cash equivalents	$48	$42	$79
Working capital	547	549	546
Total indebtedness	814	758	769

On May 24, 2013, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., and the lenders and other agents party thereto (the “Revolving Facility”), which amends and restates the existing asset-based credit facility in our Americas segment. The Revolving Facility encompasses entities within both our Americas and APAC segments. Under the Revolving Facility, our borrowings are limited to the lesser of (i) $230 million in aggregate, with sublimits for specific entities (with an option to expand the aggregate commitments by up to an additional $125 million on certain conditions) and (ii) a borrowing base calculated upon designated percentages of eligible accounts receivable, eligible inventory and, in the case of U.S. and Canadian borrowers, eligible credit card receivables. The Revolving Facility includes a $145 million total sublimit for letters of credit, with smaller sublimits applicable to specific entities. The Revolving Facility has a term of five years. The Revolving Facility is guaranteed by Quiksilver, Inc. and our domestic, Canadian, Australian and Japanese subsidiaries (other than immaterial subsidiaries), except that our Canadian, Australian and Japanese subsidiaries do not guarantee the obligations of the domestic loan parties. The obligations under the Revolving Facility are, subject to certain exceptions, generally secured by (i) a first priority security interest in our domestic, Canadian, Australian and Japanese inventory and accounts receivable, (ii) a security interest in substantially all of our other domestic, Canadian, Australian and Japanese personal property (which security interest is a second priority security interest in the case of the domestic loan parties) and (iii) a pledge of the shares of certain of our subsidiaries, except that the assets of our Canadian, Australian and Japanese subsidiaries do not secure the obligations of the domestic loan parties.

We believe that our cash flows from operations, together with our existing credit facilities, cash on hand and term loans will be adequate to fund our operations and capital requirements for at least the next twelve months.

Cash Flows

Operating activities used cash of $18 million in both the first half ended April 30, 2013 and in the comparable period of the prior year.

Capital expenditures totaled $29 million for the first half of fiscal 2013 compared to $34 million in the comparable period of the prior year. These investments include our ongoing enterprise-wide reporting system (SAP) and investments in company-owned stores.

Net cash provided by financing activities totaled $59 million in the first half of fiscal 2013 compared to $42 million in the comparable period of the prior year. Net cash provided primarily resulted from net borrowings on our existing credit facilities.

The net increase in cash and cash equivalents for the first half of fiscal 2013 was $6 million compared to a decrease of $31 million in the comparable period of the prior year.

Working Capital — Trade Accounts Receivable and Inventories

Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. Our net trade accounts receivable decreased 13% to $375 million at April 30, 2013 compared to $434 million at October 31, 2012 due to the typical seasonality of our business. Compared to April 30, 2012, our net trade accounts receivable increased by 1% and our average days sales outstanding (“DSO”) increased 10%. The increase in DSO was driven by the timing of customer payments, longer credit terms granted to certain wholesale customers, and the net revenue decrease during the first half of fiscal 2013.

Our net inventories increased 6% to $366 million at April 30, 2013 compared to $345 million at October 31, 2012. Compared to April 30, 2012, net inventories increased 2% and inventory days on hand increased 3%. These increases were primarily due to the net revenue decline in the wholesale channel during the first half of fiscal 2013, resulting in slightly higher ending inventories than planned. Inventory from prior seasons was 10% of total inventory at April 30, 2013 compared to 14% at April 30, 2012. We do not currently expect the clearance of these inventories to have a material negative impact on our year over year gross margin comparisons for the second half of fiscal 2013.

Income Taxes

As of April 30, 2013, our liability for uncertain tax positions, exclusive of interest and penalties, was approximately $11 million. If our positions are favorably sustained by the relevant taxing authority, approximately $10 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.

Contractual Obligations

As discussed above, on May 24, 2013, we entered into an amendment to our existing asset-based credit facility in our Americas segment. There have been no other material changes outside the ordinary course of business in our contractual obligations since October 31, 2012.

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

Foreign Currency and Derivatives

We are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign currency exchange rates affect our reported results and distort comparisons from period to period. By way of example, when the U.S. dollar strengthens compared to the euro, there is a negative effect on our reported results for our EMEA segment because it takes more profits in euros to generate the same amount of profits in stronger U.S. dollars. The opposite is also true. That is, when the U.S. dollar weakens, there is a positive effect on the translation of our reported results from our EMEA segment. In addition, the statements of operations of our APAC segment are translated from Australian dollars and Japanese yen into U.S. dollars, and there is a negative effect on our reported results for our APAC segment when the U.S. dollar is stronger in comparison to the Australian dollar or Japanese yen.

EMEA revenues decreased 7% in local currency during the first half of fiscal 2013 compared to the first half of fiscal 2012. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, EMEA revenues decreased 8% primarily as a result of a stronger U.S. dollar versus the euro in comparison to the prior period.

APAC revenues decreased 5% in local currency during the first half of fiscal 2013 compared to the first half of fiscal 2012. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, APAC revenues decreased 8% primarily as a result of a stronger U.S. dollar versus the Japanese yen in comparison to the prior period.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of April 30, 2013.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except the change discussed under Change in Internal Control over Financial Reporting below.

Change in Internal Control over Financial Reporting

During the quarter ended April 30, 2013, we expanded the implementation of a new enterprise resource planning (“ERP”) system in our EMEA segment. The new ERP system was purchased from a leading internationally respected software provider of enterprise software solutions, SAP. The implementation of SAP represents a material change in our internal controls over financial reporting.

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

.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Our business faces numerous risks, many of which are beyond our control. The impact of these risks, as well as other unforeseen risks, could have a material negative impact on our business, financial condition or results of operations and the trading price of our common stock or our senior notes could decline as a result. You should consider these risks before deciding to invest in, or maintain your investment in, our common stock or senior notes. In addition, we urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2012.

In addition to the risks we identified in Item 1A of our Annual Report on Form 10-K, we have identified the following risk:

Our recently announced profit improvement plan may not be successful in improving our results of operations or financial condition.

In May 2013, we announced a new multi-year profit improvement plan designed to improve upon our fiscal 2012 Adjusted EBITDA results by an estimated $150 million when fully implemented in 2016. The plan includes certain changes in our strategic focus, senior management, operational processes and organizational structure and calls for further supply chain optimization, reduction of corporate overhead, divestiture of certain non-core brands, licensing of certain product categories, reprioritization of marketing investments, revenue growth and improved pricing management. It may take longer than anticipated to generate the expected benefits from these changes and there can be no guarantee that these changes will result in improved operating results. If we are not successful in implementing these changes and executing the plan in a timely and efficient manner, we may not realize the benefits that we expect. Additionally, as we work to globalize certain business processes, changes in existing processes may result in unforeseen issues and complications that could have an adverse impact on our results of operations and financial condition.

Item 6. Exhibits

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2010).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

10.1	Quiksilver, Inc. Non-Employee Director Compensation Policy. (1)

10.2	Deed of Separation between Craig Stevenson and Ug Manufacturing Co. Pty Ltd dated February 22, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2013). (1)

10.3	Quiksilver, Inc. 2013 Performance Incentive Plan, together with form Stock Option, Restricted Stock and Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.4	Quiksilver, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.5	Restricted Stock Unit Agreement between Andrew P. Mooney and Quiksilver, Inc. dated March 19, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.6	Amended and Restated Credit Agreement, dated as of May 24, 2013, among Quiksilver, Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 29, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1) Management contract or compensatory plan.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

June 7, 2013	/s/ Richard Shields
Richard Shields
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)