Form 10-Q
period 2013-07-31
QUIKSILVER INC
filed 2013-09-09
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at September 3, 2013 was 168,367,666

QUIKSILVER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31,
In thousands, except per share amounts	2013	2012

Revenues, net	$495,764	$512,439
Cost of goods sold	250,989	258,951

Gross profit	244,775	253,488

Selling, general and administrative expense	216,579	225,788
Asset impairments	2,152	141

Operating income	26,044	27,559

Interest expense	20,195	14,834
Foreign currency loss/(gain)	4,074	(2,242)

Income before (benefit)/provision for income taxes	1,775	14,967

(Benefit)/provision for income taxes	(49)	2,508

Net income	1,824	12,459
Net loss attributable to non-controlling interest	247	151

Net income attributable to Quiksilver, Inc.	$2,071	$12,610

Net income per share attributable to Quiksilver, Inc., basic	$0.01	$0.08

Net income per share attributable to Quiksilver, Inc., diluted	$0.01	$0.07

Weighted average common shares outstanding, basic	167,624	164,518

Weighted average common shares outstanding, diluted	190,568	173,899

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended July 31,
In thousands	2013	2012

Net income	$1,824	$12,459
Other comprehensive loss:
Foreign currency translation adjustment	(522)	(34,141)
Net unrealized (loss)/gain on derivative instruments, net of tax of ($607) (2013) and $3,080 (2012)	(1,618)	6,021

Comprehensive loss	(316)	(15,661)
Comprehensive loss attributable to non-controlling interest	247	151

Comprehensive loss attributable to Quiksilver, Inc.	$(69)	$(15,510)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended July 31,
In thousands, except per share amounts	2013	2012

Revenues, net	$1,385,530	$1,454,273
Cost of goods sold	709,912	730,686

Gross profit	675,618	723,587

Selling, general and administrative expense	660,042	680,213
Asset impairments	10,652	556

Operating income	4,924	42,818

Interest expense	50,991	45,464
Foreign currency loss/(gain)	4,629	(4,701)

(Loss)/Income before provision for income taxes	(50,696)	2,055

Provision for income taxes	10,322	14,913

Net loss	(61,018)	(12,858)
Net income attributable to non-controlling interest	(435)	(2,257)

Net loss attributable to Quiksilver, Inc.	$(61,453)	$(15,115)

Net loss per share attributable to Quiksilver, Inc.	$(0.37)	$(0.09)

Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.37)	$(0.09)

Weighted average common shares outstanding, basic	166,735	163,930

Weighted average common shares outstanding, diluted	166,735	163,930

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine months ended July 31,
In thousands	2013	2012

Net loss	$(61,018)	$(12,858)
Other comprehensive loss:
Foreign currency translation adjustment	(7,066)	(66,192)
Net unrealized (loss)/gain on derivative instruments, net of tax of $1,575 (2013) and $9,388 (2012)	(3,687)	17,041

Comprehensive loss	(71,771)	(62,009)
Comprehensive income attributable to non-controlling interest	(435)	(2,257)

Comprehensive loss attributable to Quiksilver, Inc.	$(72,206)	$(64,266)

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share amounts	July 31, 2013	October 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$62,383	$41,823
Restricted cash	409,167	—
Trade accounts receivable, less allowances of $59,593 (2013) and $59,132 (2012)	418,189	433,743
Other receivables	24,980	32,818
Income taxes receivable	2,779	—
Inventories	399,162	344,746
Deferred income taxes	28,086	26,368
Prepaid expenses and other current assets	35,819	26,371

Total current assets	1,380,565	905,869

Fixed assets, less accumulated depreciation and amortization of $257,838 (2013) and $233,441 (2012)	227,997	238,313
Intangible assets, net	138,384	139,449
Goodwill	272,417	273,167
Other assets	54,561	47,789
Deferred income taxes	118,603	113,653

Total assets	$2,192,527	$1,718,240

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$18,147
Accounts payable	238,311	203,572
Accrued liabilities	107,001	114,891
Current portion of long-term debt	43,153	18,647
Debt to be redeemed	409,167
Income taxes payable	—	1,359

Total current liabilities	797,632	356,616

Long-term debt, net of current portion	807,094	721,175
Other long-term liabilities	34,976	38,213

Total liabilities	1,639,702	1,116,004

Equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $.01 par value, authorized shares - 285,000,000; issued shares - 171,247,866 (2013) and 169,066,161 (2012)	1,712	1,691
Additional paid-in capital	567,601	545,306
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(104,774)	(43,321)
Accumulated other comprehensive income	75,659	86,412

Total Quiksilver, Inc. stockholders’ equity	533,420	583,310
Non-controlling interest	19,405	18,926

Total equity	552,825	602,236

Total liabilities and equity	$2,192,527	$1,718,240

See notes to condensed consolidated financial statements.

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended July 31,
In thousands	2013	2012
Cash flows from operating activities:
Net loss	$(61,018)	$(12,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,018	39,437
Stock-based compensation	16,195	17,272
Provision for doubtful accounts	4,511	1,601
Loss on disposal of fixed assets	23	178
Foreign currency loss/(gain)	621	(2,472)
Asset impairments	10,652	556
Non-cash interest expense	5,877	2,814
Equity in earnings	247	(19)
Deferred income taxes	(281)	9,349
Changes in operating assets and liabilities, net of the effects from business acquisitions:
Trade accounts receivable	9,444	(25,705)
Other receivables	365	11,043
Inventories	(62,540)	(55,684)
Prepaid expenses and other current assets	(13,554)	(11,068)
Other assets	2,323	885
Accounts payable	37,011	33,845
Accrued liabilities and other long-term liabilities	4,354	(17,099)
Income taxes receivable/payable	(4,765)	(8,956)

Net cash used in operating activities	(12,517)	(16,881)
Cash flows from investing activities:
Changes in restricted cash	(409,167)	—
Capital expenditures	(39,366)	(47,177)
Business acquisitions, net of cash acquired	—	(9,117)

Net cash used in investing activities	(448,533)	(56,294)
Cash flows from financing activities:
Borrowings on lines of credit	6,157	11,377
Payments on lines of credit	(22,561)	(12,326)
Borrowings on long-term debt	646,876	127,034
Payments on long-term debt	(142,121)	(57,513)
Payments of debt issuance costs	(13,087)	—
Stock option exercises and employee stock purchases	6,165	1,335
Transactions with non-controlling interest owners	—	(11,000)

Net cash provided by financing activities	481,429	58,907
Effect of exchange rate changes on cash	181	(13,582)

Net increase/(decrease) in cash and cash equivalents	20,560	(27,850)
Cash and cash equivalents, beginning of period	41,823	109,753

Cash and cash equivalents, end of period	$62,383	$81,903

Supplementary cash flow information:
Cash paid during the period for:
Interest	$42,035	$38,836

Income taxes	$11,126	$13,100

Non-cash investing activities:
Capital expenditures accrued at period end	$6,181	$3,291

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

Quiksilver, Inc. and its subsidiaries (the “Company”) has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for both the third quarter (three months) and nine months ended July 31, 2013 and 2012. References to any particular fiscal year refer to the year ended October 31 of that year (for example, “fiscal 2013” refers to the year ending October 31, 2013). The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the fiscal year ended October 31, 2012 included in the Company’s most recent Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year.

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

3. Segment Information

Operating segments are defined as components of an enterprise which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the action sports industry in which the Company designs, markets and distributes apparel, footwear, accessories and related products. The Company currently operates in four segments: the Americas, EMEA, and APAC, each of which sells a full range of the Company’s products, as well as Corporate Operations. The Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. The EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia, and South Africa. The APAC segment, consisting of Australia, New Zealand, and Asia, includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations, along with revenues from sourcing services to Company’s licensees.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information related to the Company’s operating segments is as follows:

	Three Months Ended July 31,
In thousands	2013	2012
Revenues, net:
Americas	$267,997	$286,136
EMEA	163,796	154,076
APAC	63,356	71,623
Corporate operations	615	604

	$495,764	$512,439

Gross profit:
Americas	$114,327	$126,101
EMEA	97,161	88,136
APAC	32,432	39,258
Corporate operations	855	(7)

	$244,775	$253,488

SG&A expense:
Americas	$78,752	$92,781
EMEA	88,845	80,862
APAC	33,881	37,747
Corporate operations	15,101	14,398

	$216,579	$225,788

Asset impairments:
Americas	$1,086	$141
EMEA	1,066	—
APAC	—	—
Corporate operations	—	—

	$2,152	$141

Operating income/(loss):
Americas	$34,489	$33,179
EMEA	7,250	7,274
APAC	(1,449)	1,511
Corporate operations	(14,246)	(14,405)

	$26,044	$27,559

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended July 31,
In thousands	2013	2012
Revenues, net:
Americas	$682,984	$712,519
EMEA	500,160	518,504
APAC	200,132	220,242
Corporate operations	2,254	3,008

	$1,385,530	$1,454,273

Gross profit:
Americas	$287,882	$311,738
EMEA	284,011	298,905
APAC	103,343	113,361
Corporate operations	382	(417)

	$675,618	$723,587

SG&A expense:
Americas	$251,825	$270,669
EMEA	253,055	250,160
APAC	108,843	114,988
Corporate operations	46,319	44,396

	$660,042	$680,213

Asset impairments:
Americas	$8,029	$556
EMEA	2,623	—
APAC	—	—
Corporate operations	—	—

	$10,652	$556

Operating income (loss):
Americas	$28,028	$40,513
EMEA	28,333	48,745
APAC	(5,500)	(1,627)
Corporate operations	(45,937)	(44,813)

	$4,924	$42,818

	July 31,	October 31,
	2013	2012
Identifiable assets:
Americas	$573,680	$576,179
EMEA	783,567	718,537
APAC	207,273	224,149
Corporate operations	628,007	199,375

	$2,192,527	$1,718,240

4.	Earnings per Share and Stock-Based Compensation

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below sets forth the reconciliation of the denominator of each net income/(loss) per share calculation:

	Three months ended July 31,		Nine months ended July 31,
In thousands	2013	2012	2013	2012
Shares used in computing basic net income/(loss) per share	167,624	164,518	166,735	163,930
Dilutive effect of stock options and restricted stock(1)	4,200	1,918	—	—
Dilutive effect of stock warrants(1)	18,744	7,463	—	—

Shares used in computing diluted net income/(loss) per share	190,568	173,899	166,735	163,930

(1)	For the three months ended July 31, 2013 and 2012, additional stock options outstanding of 5,763,000 and 11,958,000, respectively, and additional warrant shares outstanding of 6,910,000 and 18,191,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method. For the nine months ended July 31, 2013 and 2012, the shares used in computing diluted net loss per share do not include 4,016,000 and 3,345,000, respectively, of dilutive stock options and shares of restricted stock, nor 17,596,000 and 11,826,000, respectively, of dilutive warrant shares as the effect is anti-dilutive given the Company’s loss. For the nine months ended July 31, 2013 and 2012, additional stock options outstanding of 6,286,000 and 10,995,000, respectively, and additional warrant shares outstanding of 8,058,000 and 13,828,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718 “Stock Compensation.” Stock-based compensation expense is included as selling, general and administrative expense for the period.

The Company has granted performance based restricted stock units and options to certain key employees and executives. The vesting of the restricted stock units is contingent upon a required service period as well as the Company’s achievement of a specified common stock price threshold. The vesting of the options is contingent upon a required service period as well as a combination of the Company’s achievement of specified annual performance targets and specified common stock price thresholds. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies in the awards, the Company uses a Monte-Carlo simulation in order to determine the grant date fair values of the awards. For the nine months ended July 31, 2013 and 2012, the assumptions used in the Monte-Carlo simulations for the restricted stock units granted included a risk-free interest rate of 0.4% to 0.8% (2013) and 0.7% (2012), volatility of 59% to 89% (2013) and 91% (2012), and zero dividend yield. The weighted average fair value of the restricted stock units granted for the nine months ended July 31, 2013 and 2012 was $4.19 and $2.27, respectively. There were no performance based options granted during the nine months ended July 31, 2013 or 2012.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity related to performance based options and performance based restricted stock units for the nine months ended July 31, 2013 is as follows:

	Performance Based Options	Performance Based Restricted Stock Units
Non-vested, October 31, 2012	856,000	7,929,375
Granted	—	6,250,000
Vested	—	—
Canceled	(168,000)	(2,141,093)

Non-vested, July 31, 2013	688,000	12,038,282

As of July 31, 2013, the Company had approximately $1 million and $13 million of unrecognized compensation expense, net of estimated forfeitures, related to the performance based options and the performance based restricted stock units, respectively. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 2.3 years and 0.8 years, respectively.

For non-performance based options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Expected forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the nine months ended July 31, 2013 and 2012, options were valued assuming a risk-free interest rate of 1.6% and 1.1%, respectively, volatility of 78.1% and 76.5%, respectively, zero dividend yield, and an expected life of 7.1 years. The weighted average fair value of options granted was $4.77 and $2.58 for the nine months ended July 31, 2013 and 2012, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of July 31, 2013, the Company had approximately $2.7 million of unrecognized compensation expense, for non-performance based options, expected to be recognized over a weighted average period of approximately 1.9 years.

Changes in shares under option, excluding performance based options, for the nine months ended July 31, 2013 are as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2012	12,325,499	$4.49
Granted	625,000	6.65
Exercised	(1,654,476)	3.02		$4,621
Canceled	(1,517,672)	7.09

Outstanding, July 31, 2013	9,778,351	$4.47	5.4	$22,346

Options exercisable, July 31, 2013	7,034,274	$4.49	4.9	$16,984

Of the 2.7 million non-vested shares under option as of July 31, 2013, approximately 2.6 million are expected to vest over their respective lives. These shares have a weighted average exercise price of approximately $4.43, a weighted average life of approximately 6.9 years and an aggregate intrinsic value of approximately $5.4 million.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in non-vested shares under option, excluding performance based options, for the nine months ended July 31, 2013 are as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested, October 31, 2012	4,422,172	$1.92
Granted	625,000	4.77
Vested	(2,069,593)	2.24
Canceled	(233,502)	1.95

Non-vested, July 31, 2013	2,744,077	$2.42

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

Changes in restricted stock for the nine months ended July 31, 2013 are as follows:

Shares
Outstanding, October 31, 2012	801,667
Granted	105,000
Vested	(685,000)
Forfeited	(26,667)

Outstanding, July 31, 2013	195,000

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and adjusts the amortization period as appropriate. As of July 31, 2013, there had been no acceleration of amortization periods and the Company had approximately $0.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.6 years.

5.	Inventories

Inventories consist of the following as of the dates indicated:

In thousands	July 31, 2013	October 31, 2012
Raw materials	$6,871	$6,736
Work in-process	545	1,969
Finished goods	391,746	336,041

	$399,162	$344,746

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Intangible Assets and Goodwill

A summary of intangible assets is as follows as of the dates indicated:

	July 31, 2013			October 31, 2012
In thousands	Gross Amount	Amortization	Net Book Value	Gross Amount	Amortization	Net Book Value
Non-amortizable trademarks	$124,068	$—	$124,068	$124,053	$—	$124,053
Amortizable trademarks	24,046	(12,020)	12,026	23,543	(10,866)	12,677
Amortizable licenses	12,228	(12,228)	—	13,919	(13,803)	116
Other amortizable intangibles	8,133	(5,843)	2,290	8,083	(5,480)	2,603

	$168,475	$(30,091)	$138,384	$169,598	$(30,149)	$139,449

Certain trademarks will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for each of the nine months ended July 31, 2013 and 2012 was approximately $2 million. Annual amortization expense is estimated to be approximately $2 million through fiscal 2018. Licenses have been fully amortized.

Goodwill related to the Company’s operating segments is as follows as of the dates indicated:

In thousands	July 31, 2013	October 31, 2012
EMEA	$191,123	$190,986
Americas	75,087	75,974
APAC	6,207	6,207

	$272,417	$273,167

Goodwill decreased approximately $0.8 million during the nine months ended July 31, 2013 primarily due to changes in foreign currency exchange rates.

7.	Income Taxes

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of July 31, 2013, the Company continued to maintain a full valuation allowance against its net deferred tax assets in the United States as well as certain jurisdictions in its APAC and Corporate Operations segments. As a result of the valuation allowances recorded, no tax benefits have been recognized for losses incurred in those tax jurisdictions.

On July 31, 2013, the Company’s liability for uncertain tax positions was approximately $11 million resulting from unrecognized tax benefits, excluding interest and penalties.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $10 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

During the next twelve months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position that the Company concluded was more likely than not is subsequently reversed, the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months range from a reduction of the liability for unrecognized tax benefits of $8 million to an increase in the liability of $2 million, excluding penalties and interest, for its existing tax positions.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Activity and liability balances recorded as part of the 2013 Plan and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, November 1, 2010	$—	$—	$—
Charged to expense	1,389	6,649	8,038
Cash payments	(313)	(417)	(730)

Balance, October 31, 2011	$1,076	$6,232	$7,308

Charged to expense	9,721	3,881	13,602
Cash payments	(5,462)	(3,257)	(8,719)

Balance, October 31, 2012	$5,335	$6,856	$12,191

Charged to expense	15,801	1,630	17,431
Cash payments	(10,101)	(4,157)	(14,258)
Adjustments to accrual	—	(553)	(553)

Balance, July 31, 2013	$11,035	$3,776	$14,811

Of the amounts charged to expense during the nine months ended July 31, 2013, approximately $7.6 million, $6.3 million, $0.8 million and $2.7 million were related to the Americas segment, EMEA segment, APAC segment and Corporate Operations segment, respectively.

In addition to the restructuring charges noted above, the Company also recorded approximately $3 million of additional inventory reserves within cost of goods sold and approximately $2 million of additional expenses within selling, general and administrative expense (“SG&A”) during the nine months ended July 31, 2013 related to certain non-core brands and peripheral product categories that have been discontinued, which are not reflected in the table above.

Additionally, the Company recorded severance charges of approximately $3 million within SG&A during the first quarter of fiscal 2013 which were unrelated to the 2013 Plan or the 2011 Plan.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Debt

A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

In thousands	July 31, 2013	October 31, 2012
Debt to be redeemed/U.S. senior notes 2015	$409,167	$400,000
U.S. senior secured notes 2018	278,576	—
U.S. senior notes 2020	222,200	—
European senior notes	265,252	258,732
ABL credit facility	39,559	—
EMEA credit facilities	35,591	7,742
Americas credit facility	—	46,700
Americas term loan	—	15,500
APAC credit facility	—	18,147
Capital lease obligations and other borrowings	9,069	11,148

	$1,259,414	$757,969

As of July 31, 2013, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $351 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At July 31, 2013, the Company had a total of $75 million of direct borrowings and $66 million in letters of credit outstanding. As of July 31, 2013, the effective availability for borrowings remaining under the Company’s credit facilities was $152 million, $108 million of which could also be used for letters of credit in the United States and APAC. In addition to the $152 million of effective availability for borrowings, the Company also had $57 million in additional capacity for letters of credit in EMEA as of July 31, 3013. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is currently in compliance with such covenants.

U.S. Senior Notes Refinancing

On July 16, 2013, Quiksilver, Inc. and its wholly-owned subsidiary, QS Wholesale, Inc. (collectively, the “Issuers”) issued (i) $280 million aggregate principal amount of their 7.875% Senior Secured Notes due 2018 (the “2018 Notes”), and (ii) $225 million aggregate principal amount of their 10.000% Senior Notes due 2020 (the “2020 Notes” and, together with the 2018 Notes, the “Notes”). The Notes are general senior obligations of the Issuers and are fully and unconditionally guaranteed on a senior basis by certain of the Company’s current and future U.S. subsidiaries.

The Issuers received net proceeds from the offering of the Notes of approximately $493 million after deducting initial purchaser discounts, but before offering expenses. The Company used a portion of the net proceeds to irrevocably deposit with the trustee for its senior notes due in 2015 (“2015 Notes”) an amount sufficient to redeem all of the 2015 Notes, including accrued interest ($409 million). Such amount is reflected in the Company’s July 31, 2013 balance sheet as “Debt to be Redeemed” and “Restricted Cash.” The redemption of the 2015 Notes was completed on August 15, 2013. The Company also used portions of the net proceeds to repay in full and terminate its Americas term loan, to pay down a portion of the then outstanding amounts under the amended and restated asset-based revolving credit facility (the “ABL Credit Facility”) and to pay related fees and expenses. Overall, the Company has approximately $9 million in unamortized debt issuance costs related to the Notes included in prepaid expenses and other assets as of July 31, 2013.

The 2018 Notes will mature on August 1, 2018 and bear interest at the rate of 7.875% per annum. The offering price of the 2018 Notes was 99.483% of the principal amount. The 2018 Notes and the related guarantees are secured by (1) a second-priority security interest in the current assets of the Issuers and the subsidiary guarantors party thereto (the “Guarantors”), together with all related general intangibles (excluding intellectual property rights) and other property related to such assets, including the proceeds thereof, which assets secure the Company’s ABL Credit Facility on a first-priority basis; and (2) a first-priority security interest in substantially all other property (including intellectual property rights) of the Issuers and the Guarantors and a first-priority pledge of 100% of the equity interests of certain subsidiaries directly owned by the Issuers and the Guarantors (but excluding equity interests of applicable foreign subsidiaries of the Issuers and the Guarantors possessing more than 65% of the total combined voting power of all classes of equity interests of such applicable foreign subsidiaries entitled to vote) and the proceeds of the foregoing.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2020 Notes will mature on August 1, 2020 and bear interest at the rate of 10.000% per annum. The offering price of the 2020 Notes was 98.757% of the principal amount. The 2020 Notes are not secured.

The Company may redeem some or all of the Notes at fixed redemption prices as set forth in the indenture related to such Notes.

The Notes indentures include covenants that limit the Company’s ability to, among other things: incur additional debt; issue certain preferred shares; pay dividends on its capital stock or repurchase capital stock; make certain investments; enter into certain types of transactions with affiliates; cause its restricted subsidiaries to pay dividends or make other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of July 31, 2013, the Company was in compliance with these covenants.

ABL Credit Facility

On May 24, 2013, Quiksilver, Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, and certain other U.S., Canadian, Australian and Japanese subsidiaries of Quiksilver, Inc., as borrowers (collectively, the “Borrower”) and/or as guarantors, entered into the ABL Credit Facility with Bank of America, N.A. and a syndicate of lenders, which amended and restated the existing asset-based credit facility for Quiksilver, Inc.’s Americas operations. On July 16, 2013, the Company entered into an amendment to the ABL Credit Facility to provide for certain mechanical changes required in connection with the issuance of the Notes.

Under the ABL Credit Facility, borrowings are limited to the lesser of (i) $230 million in aggregate, with sublimits for specific subsidiaries (with an option to expand the aggregate commitments by up to an additional $125 million on certain conditions) and (ii) a borrowing base calculated upon designated percentages of eligible accounts receivable, eligible inventory and, in the case of U.S. and Canadian borrowers, certain eligible credit card receivables. The ABL Credit Facility includes a $145 million total sublimit for letters of credit, with smaller sublimits applicable to specific subsidiaries. The interest rate on borrowings under the ABL Credit Facility is determined, at the Borrower’s option, as either: (i) an adjusted London Inter-Bank Offer (“LIBO”) rate plus a spread of 1.75% to 2.25%; or (ii) a Base Rate (as defined for each of the U.S., Canadian, Australian and Japanese borrowers) plus a spread of 0.75% to 1.75%. The ABL Credit Facility has a term of five years. The ABL Credit Facility Facility is guaranteed by Quiksilver, Inc. and certain domestic, Canadian, Australian and Japanese subsidiaries, except that the Canadian, Australian and Japanese subsidiaries do not guarantee the obligations of the Company’s domestic loan parties. The obligations under the ABL Credit Facility are, subject to certain exceptions, generally secured by (i) a first priority security interest in the domestic, Canadian, Australian and Japanese borrowers’ inventory and accounts receivable, (ii) a security interest in substantially all of the Company’s other domestic, Canadian, Australian and Japanese borrowers’ personal property (which security interest is a second priority security interest in the case of the domestic loan parties) and (iii) a pledge of the shares of certain of our subsidiaries, except that the assets of our Canadian, Australian and Japanese subsidiaries do not secure the obligations of the domestic loan parties.

The ABL Credit Facility contains customary default provisions and provides that, upon the occurrence of an event of default relating to the bankruptcy or insolvency of the Borrower or other subsidiaries, the unpaid balance of the principal and accrued interest under the ABL Credit Facility and all other obligations of the Borrower under the loan documents will become immediately due

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and payable without any action under the ABL Credit Facility. Upon the occurrence of any other event of default (which would include a default under other material indebtedness), the Agent may, by written notice, declare the unpaid balance of the principal and accrued interest under the ABL Credit Facility and all other obligations under the loan documents immediately due and payable without any further action.

The ABL Credit Facility also includes certain representations and warranties and restrictive covenants usual for facilities and transactions of this type. The ABL Credit Facility does not have a financial maintenance covenant, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if aggregate excess availability under the ABL Credit Facility is less than the greater of (a) $15 million and (b) 10% of the lesser of the borrowing base and the aggregate ABL Credit Facility commitments at such time; provided that, for such purposes Australian excess availability and Japanese excess availability shall not account for more than 40% of aggregate excess availability. The Borrower paid customary agency, arrangement and upfront fees in connection with the ABL Credit Facility.

The estimated fair value of the Company’s borrowings under lines of credit and long-term debt as of July 31, 2013 was $1.27 billion, compared to carrying value of $1.26 billion. The fair value of the Company’s long-term debt is calculated based on the issuance price of the Company’s newly issued 2018 Notes and 2020 Notes and the trading price of the Company’s European senior notes, both of which are Level 1 inputs, as well as the carrying values of the Company’s other debt obligations.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of July 31, 2013, the Company had hedged forecasted transactions expected to occur through October 2014. Assuming July 31, 2013 exchange rates remain constant, $2 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next fifteen months.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended July 31, 2013 and 2012, the effective portions of gains and losses on derivative instruments in the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income/(loss) were as follows:

	Nine Months Ended July 31,
In thousands	2013	2012	Location
	Amount
Gain recognized in OCI on derivatives	$3,517	$23,613	Other comprehensive income
Gain/(loss) reclassified from accumulated OCI into income	$7,355	$(1,377)	Cost of goods sold
Gain/(loss) reclassified from accumulated OCI into income	$98	$(480)	Foreign currency gain
Loss recognized in income on derivatives	$—	$(271)	Foreign currency gain

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

As of July 31, 2013, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and future cash receipts:

In thousands	Commodity	Notional Amount	Maturity	Fair Value

United States dollars	Inventory	$100,549	Aug 2013 - Oct 2014	$3,181
British pounds	Accounts receivable	4,132	Aug 2013 - Oct 2013	243

		$104,681		$3,424

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets:

	Fair Value Measurements Using
In thousands	Level 1	Level 2	Level 3	Fair Value
July 31, 2013
Derivative assets:
Other receivables	$—	$3,471	$—	$3,471
Other assets	—	293	—	293
Derivative liabilities:
Accrued liabilities	—	(340)	—	(340)
Other long-term liabilities	—	—	—	—

Total fair value	$—	$3,424	$—	$3,424

October 31, 2012
Derivative assets:
Other receivables	$—	$11,356	$—	$11,356
Derivative liabilities:
Accrued liabilities	—	(3,860)	—	(3,860)

Total fair value	$—	$7,496	$—	$7,496

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Stockholders’ Equity and Non-controlling Interest

The following tables summarize the changes in equity attributable to Quiksilver, Inc. and the non-controlling interests of its consolidated subsidiaries:

In thousands	Attributable to Quiksilver, Inc.	Non- controlling Interest	Total Stockholders’ Equity
For the nine months ended July 31, 2013:
Balance, October 31, 2012	$583,310	$18,926	$602,236
Stock compensation expense	16,195	—	16,195
Exercise of stock options	4,990	—	4,990
Employee stock purchase plan	1,175	—	1,175
Transactions with non-controlling interest holders	(44)	44	—
Net loss and other comprehensive (loss)/income	(72,206)	435	(71,771)

Balance, July 31, 2013	$533,420	$19,405	$552,825

	Attributable to Quiksilver, Inc.	Non- controlling Interest	Total Stockholders’ Equity
For the nine months ended July 31, 2012:
Balance, October 31, 2011	$610,098	$12,524	$622,622
Stock compensation expense	17,272	—	17,272
Exercise of stock options	224	—	224
Employee stock purchase plan	1,111	—	1,111
Business acquisitions	(11,110)	(5,034)	(16,144)
Net loss and other comprehensive (loss)/income	(64,266)	2,257	(62,009)

Balance, July 31, 2012	$553,329	$9,747	$563,076

12.	Litigation, Indemnities and Guarantees

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

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

In thousands	July 31, 2013	October 31, 2012
Foreign currency translation adjustment	$73,590	$80,656
Gain on cash flow hedges	2,069	5,756

	$75,659	$86,412

14.	Condensed Consolidating Financial Information – 2020 Notes

In July 2013, the Company issued $225 million aggregate principal amount of its 2020 Notes. The Company has filed a registration statement on From S-4 with the Securities and Exchange Commission for the purposes of commencing an exchange offer to exchange the 2020 Notes for publicly registered notes with identical terms. Obligations under the Company’s 2020 Notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries. The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver, Inc., QS Wholesale, Inc., the guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of July 31, 2013 and October 31, 2012 and for the three and nine month periods ended July 31, 2013 and 2012. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2013, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

On August 27, 2013 the Company filed a Registration Statement on Form S-4 with the SEC. This filing was for the purposes of commencing an exchange offer to exchange the 2020 Notes for publically traded notes with identical terms. This filing has not, and will not, become effective as filed as the Company plans to update that Registration Statement to include its most recent financial statements, which are included in this Form 10-Q.

In the accompanying October 31, 2012 condensed consolidating balance sheet, the Company has made certain corrections, in the classification of amounts in the intercompany balances, investment in subsidiaries and stockholders’/invested equity accounts, from amounts previously reported. These corrections resulted in an aggregate increase (decrease) in total assets of $31.6 million, ($45.6 million), and ($32.5 million) in the QS Wholesale, Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns, respectively, with a $46.5 million increase in the Eliminations column, along with offsetting amounts in total liabilities and equity. The correction within the QS Wholesale column included an increase in Intercompany balances (current assets) and Stockholders’/invested equity of $178.6 million and $31.6 million, respectively, with a corresponding decrease in Investment in subsidiaries of $147.1 million. The correction within the Guarantor Subsidiaries column included a decrease in Intercompany balances (current assets) and Stockholders’/invested equity of $45.6 million and $114.3 million, respectively, with a corresponding increase in Intercompany balances (current liability) of $68.7 million. The correction within Non-Guarantor Subsidiaries column included a decrease in Intercompany balances (current assets) and Stockholders’/invested equity of $32.5 million and $64.4 million, respectively, with a corresponding increase in Intercompany balances (current liability) of $31.9 million. The effect of these corrections did not impact the Company’s previously reported consolidated financial results.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Third Quarter Ended July 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$116	$123,731	$164,367	$287,539	$(79,989)	$495,764
Cost of goods sold	—	73,392	107,406	129,953	(59,762)	250,989

Gross profit	116	50,339	56,961	157,586	(20,227)	244,775

Selling, general and administrative expense	11,426	30,817	35,573	146,211	(7,448)	216,579
Asset impairments	—	—	925	1,227	—	2,152

Operating (loss)/income	(11,310)	19,522	20,463	10,148	(12,779)	26,044

Interest expense, net	12,251	1,420	(28)	6,552	—	20,195
Foreign currency (gain)/loss	(91)	(63)	(56)	4,284	—	4,074
Equity in earnings	(25,541)	(331)	—	—	25,872	—

Income/(loss) before provision/(benefit) for income taxes	2,071	18,496	20,547	(688)	(38,651)	1,775
Provision/(benefit) for income taxes	—	(206)	—	157	—	(49)

Net income/(loss)	2,071	18,702	20,547	(845)	(38,651)	1,824

Net loss attributable to non-controlling interest	—	—	—	247	—	247

Net income/(loss) attributable to Quiksilver, Inc.	2,071	18,702	20,547	(598)	(38,651)	2,071

Other comprehensive loss	(2,140)	—	—	(2,140)	2,140	(2,140)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(69)	$18,702	$20,547	$(2,738)	$(36,511)	$(69)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Third Quarter Ended July 31, 2012

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$117	$111,519	$180,380	$285,858	$(65,435)	$512,439
Cost of goods sold	—	66,365	118,882	130,167	(56,463)	258,951

Gross profit	117	45,154	61,498	155,691	(8,972)	253,488

Selling, general and administrative expense	13,533	38,731	42,775	137,695	(6,946)	225,788
Asset impairments	—	—	141	—	—	141

Operating (loss)/income	(13,416)	6,423	18,582	17,996	(2,026)	27,559

Interest expense, net	7,253	1,247	(2)	6,336	—	14,834
Foreign currency (gain)/loss	(185)	(8)	30	(2,079)	—	(2,242)
Equity in earnings	(33,094)	457	—	—	32,637	—

Income before provision for income taxes	12,610	4,727	18,554	13,739	(34,663)	14,967
Provision for income taxes	—	513	—	1,995	—	2,508

Net income	12,610	4,214	18,554	11,744	(34,663)	12,459

Net loss attributable to non-controlling interest	—	—	—	151	—	151

Net income attributable to Quiksilver, Inc.	12,610	4,214	18,554	11,895	(34,663)	12,610

Other comprehensive loss	(28,120)	—	—	(28,120)	28,120	(28,120)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(15,510)	$4,214	$18,554	$(16,225)	$(6,543)	$(15,510)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended July 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$348	$317,643	$387,084	$874,994	$(194,539)	$1,385,530
Cost of goods sold	—	191,351	267,351	407,709	(156,499)	709,912

Gross profit	348	126,292	119,733	467,285	(38,040)	675,618

Selling, general and administrative expense	39,154	102,946	110,631	429,647	(22,336)	660,042
Asset impairments	—	1,646	5,602	3,404	—	10,652

Operating (loss)/income	(38,806)	21,700	3,500	34,234	(15,704)	4,924

Interest expense, net	26,789	4,329	(83)	19,956	—	50,991
Foreign currency loss	35	23	221	4,350	—	4,629
Equity in earnings	(4,599)	(1,018)	—	—	5,617	—

(Loss)/income before provision/(benefit) for income taxes	(61,031)	18,366	3,362	9,928	(21,321)	(50,696)
Provision/(benefit) for income taxes	422	(161)	—	10,061	—	10,322

Net (loss)/income	(61,453)	18,527	3,362	(133)	(21,321)	(61,018)

Net income attributable to non-controlling interest	—	—	—	(435)	—	(435)

Net (loss)/income attributable to Quiksilver, Inc	(61,453)	18,527	3,362	(568)	(21,321)	(61,453)

Other comprehensive loss	(10,753)	—	—	(10,753)	10,753	(10,753)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(72,206)	$18,527	$3,362	$(11,321)	$(10,568)	$(72,206)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended July 31, 2012

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$353	$344,468	$406,531	$919,474	$(216,553)	$1,454,273
Cost of goods sold	—	212,651	269,473	422,012	(173,450)	730,686

Gross profit	353	131,817	137,058	497,462	(43,103)	723,587

Selling, general and administrative expense	43,318	112,420	121,517	425,162	(22,204)	680,213
Asset impairments	—	—	556	—	—	556

Operating (loss)/income	(42,965)	19,397	14,985	72,300	(20,899)	42,818

Interest expense, net	21,732	3,932	(2)	19,802	—	45,464
Foreign currency (gain)/loss	(298)	(132)	163	(4,434)	—	(4,701)
Equity in earnings	(49,284)	2,190	—	—	47,094	—

(Loss)/income before provision for income taxes	(15,115)	13,407	14,824	56,932	(67,993)	2,055
Provision for income taxes	—	945	—	13,968	—	14,913

Net (loss)/income	(15,115)	12,462	14,824	42,964	(67,993)	(12,858)

Less: Net income attributable to non-controlling interest	—	—	—	(2,257)	—	(2,257)

Net (loss)/income attributable to Quiksilver, Inc	(15,115)	12,462	14,824	40,707	(67,993)	(15,115)

Other comprehensive loss	(49,151)	—	—	(49,151)	49,151	(49,151)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(64,266)	$12,462	$14,824	$(8,444)	$(18,842)	$(64,266)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

July 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$2,041	$(1,761)	$62,102	$—	$62,383
Restricted cash	409,167	—	—	—	—	409,167
Trade accounts receivable, net	—	84,780	82,734	250,675	—	418,189
Other receivables	19	2,252	3,345	19,364	—	24,980
Income taxes receivable	422	255	—	2,102	—	2,779
Inventories	—	39,453	104,942	277,868	(23,101)	399,162
Deferred income taxes	—	26,617	—	22,877	(21,408)	28,086
Prepaid expenses and other current assets	2,961	3,822	4,672	24,364	—	35,819
Intercompany balances	—	174,387	—	—	(174,387)	—

Total current assets	412,570	333,607	193,932	659,352	(218,896)	1,380,565

Fixed assets, net	20,261	33,315	23,344	151,077	—	227,997
Intangible assets, net	3,816	44,829	2,094	87,645	—	138,384
Goodwill	—	103,880	7,675	160,862	—	272,417
Other assets	8,373	5,873	1,086	39,229	—	54,561
Deferred income taxes long-term	20,387		—	143,452	(45,236)	118,603
Investment in subsidiaries	1,092,524	12,815	—	—	(1,105,339)	—

Total assets	$1,557,931	$534,319	$228,131	$1,241,617	$(1,369,471)	$2,192,527

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,374	$42,374	$51,524	$141,039	$—	$238,311
Accrued liabilities	6,320	12,947	9,753	77,981	—	107,001
Current portion of long-term debt	—	6,094	—	37,059	—	43,153
Debt to be redeemed	409,167	—	—	—	—	409,167
Deferred income taxes	20,902	—	506	—	(21,408)	—
Intercompany balances	83,972	—	58,481	31,934	(174,387)	—

Total current liabilities	523,735	61,415	120,264	288,013	(195,795)	797,632

Long-term debt	500,776	9,000	—	297,318	—	807,094
Deferred income taxes long-term	—	42,951	2,285	—	(45,236)	—
Other long-term liabilities	—	4,954	9,183	20,839	—	34,976

Total liabilities	1,024,511	118,320	131,732	606,170	(241,031)	1,639,702

Stockholders’/invested equity:	533,420	415,999	96,399	616,042	(1,128,440)	533,420
Non-controlling interest	—	—	—	19,405	—	19,405

Total liabilities and equity	$1,557,931	$534,319	$228,131	$1,241,617	$(1,369,471)	$2,192,527

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

October 31, 2012

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$324	$1,966	$(1,831)	$41,364	$—	$41,823
Trade accounts receivable, net	—	80,522	101,423	251,798	—	433,743
Other receivables	20	2,767	3,391	26,640	—	32,818
Income taxes receivable	—	117	—	—	(117)	—
Inventories	—	32,156	97,522	237,465	(22,397)	344,746
Deferred income taxes	—	26,617	—	21,159	(21,408)	26,368
Prepaid expenses and other current assets	2,277	4,463	5,085	14,546	—	26,371
Intercompany balances	—	218,896	—	—	(218,896)	—

Total current assets	2,621	367,504	205,590	592,972	(262,818)	905,869

Fixed assets, net	18,802	39,175	25,321	155,015	—	238,313
Intangible assets, net	3,228	45,547	2,199	88,475	—	139,449
Goodwill	—	103,880	8,336	160,951	—	273,167
Other assets	2,753	2,083	594	42,359	—	47,789
Deferred income taxes long-term	20,387	—	—	138,502	(45,236)	113,653
Investment in subsidiaries	1,087,924	12,180	—	—	(1,100,104)	—

Total assets	$1,135,715	$570,369	$242,040	$1,178,274	$(1,408,158)	$1,718,240

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$18,147	$—	$18,147
Accounts payable	6,995	39,542	55,813	101,222	—	203,572
Accrued liabilities	6,189	15,699	12,644	80,359	—	114,891
Current portion of long-term debt	—	8,594	—	10,053	—	18,647
Income taxes payable	—	—	—	1,476	(117)	1,359
Deferred income taxes	20,902	—	506	—	(21,408)	—
Intercompany balances	118,319	—	68,707	31,870	(218,896)	—

Total current liabilities	152,405	63,835	137,670	243,127	(240,421)	356,616

Long-term debt	400,000	60,700	—	260,475	—	721,175
Deferred income taxes long-term	—	42,951	2,285	—	(45,236)	—
Other long-term liabilities	—	5,413	9,048	23,752	—	38,213

Total liabilities	552,405	172,899	149,003	527,354	(285,657)	1,116,004

Stockholders’/invested equity:	583,310	397,470	93,037	631,994	(1,122,501)	583,310
Non-controlling interest	—	—	—	18,926	—	18,926

Total liabilities and equity	$1,135,715	$570,369	$242,040	$1,178,274	$(1,408,158)	$1,718,240

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended July 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(61,453)	$18,527	$3,362	$(133)	$(21,321)	$(61,018)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and Amortization	1,651	8,710	4,454	23,203	—	38,018
Stock based compensation	16,195	—	—	—	—	16,195
Provision for doubtful accounts	—	(257)	(1,287)	6,055	—	4,511
Asset impairments	—	1,646	5,602	3,404	—	10,652
Equity in earnings	(4,599)	(1,018)	—	247	5,617	247
Non-cash interest expense	4,223	1,081	—	573	—	5,877
Deferred income taxes	—		—	(281)	—	(281)
Other adjustments to reconcile net (loss)/income	35	—	(124)	733	—	644
Changes in operating assets and liabilities:
Trade accounts receivable	—	(4,000)	19,975	(6,531)	—	9,444
Inventories	—	(7,297)	(5,544)	(65,403)	15,704	(62,540)
Other operating assets and liabilities	6,867	341	(7,391)	25,917	—	25,734

Net cash (used in)/provided by operating activities	(37,081)	17,733	19,047	(12,216)	—	(12,517)

Cash flows from investing activities:
Changes in restricted cash	(409,167)	—	—	—	—	(409,167)
Capital expenditures	(5,327)	(3,908)	(7,251)	(22,880)	—	(39,366)

Net cash used in investing activities	(414,494)	(3,908)	(7,251)	(22,880)	—	(448,533)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	6,157	—	6,157
Payments on lines of credit	—	—	—	(22,561)	—	(22,561)
Borrowings on long-term debt	500,776	59,829	—	86,271	—	646,876
Payments on long-term debt	—	(114,029)	—	(28,092)	—	(142,121)
Payments of debt issuance costs	(8,775)	(4,312)	—	—	—	(13,087)
Stock option exercises and employee stock purchases	6,165	—	—	—	—	6,165
Intercompany	(46,914)	44,762	(11,726)	13,878	—	—

Net cash provided by/(used in) financing activities	451,252	(13,750)	(11,726)	55,653	—	481,429

Effect of exchange rate changes on cash	—	—	—	181	—	181

Net (decrease)/increase in cash and cash equivalents	(323)	75	70	20,738	—	20,560

Cash and cash equivalents, beginning of period	324	1,966	(1,831)	41,364	—	41,823

Cash and cash equivalents, end of period	$1	$2,041	$(1,761)	$62,102	$—	$62,383

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended July 31, 2012

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss)/income	$(15,115)	$12,462	$14,824	$42,964	$(67,993)	$(12,858)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and Amortization	1,598	8,420	4,918	24,501	—	39,437
Stock based compensation	17,272	—	—	—	—	17,272
Provision for doubtful accounts	—	(1,127)	(1,403)	4,131	—	1,601
Asset impairments	—	—	556	—	—	556
Equity in earnings	(49,284)	2,190	—	(19)	47,094	(19)
Non-cash interest expense	1,111	1,190	—	513	—	2,814
Deferred income taxes	—		—	9,349	—	9,349
Other adjustments to reconcile net (loss)/income	(322)	—	36	(2,008)	—	(2,294)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(5,442)	(14,215)	(6,048)	—	(25,705)
Inventories	—	47,239	(50,334)	(73,488)	20,899	(55,684)
Other operating assets and liabilities	4,623	(14,661)	15,077	3,611	—	8,650

Net cash (used in)/provided by operating activities	(40,117)	50,271	(30,541)	3,506	—	(16,881)

Cash flows from investing activities:
Capital expenditures	(2,861)	(11,548)	(7,188)	(25,580)	—	(47,177)
Business acquisitions, net of cash acquired	—	—	—	(9,117)	—	(9,117)

Net cash used in investing activities	(2,861)	(11,548)	(7,188)	(34,697)	—	(56,294)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	11,377	—	11,377
Payments on lines of credit	—	—	—	(12,326)	—	(12,326)
Borrowings on long-term debt	—	80,500	—	46,534	—	127,034
Payments on long-term debt	—	(43,856)	—	(13,657)	—	(57,513)
Stock option exercises and employee stock purchases	1,335	—	—	—	—	1,335
Transactions with non-controlling interest owners	—	(11,000)	—	—	—	(11,000)
Intercompany	41,641	(64,598)	39,050	(16,093)	—	—

Net cash provided by/(used in) financing activities	42,976	(38,954)	39,050	15,835	—	58,907

Effect of exchange rate changes on cash	—	—	—	(13,582)	—	(13,582)

Net (decrease)/increase in cash and cash equivalents	(2)	(231)	1,321	(28,938)	—	(27,850)

Cash and cash equivalents, beginning of period	17	4,972	(3,641)	108,405	—	109,753

Cash and cash equivalents, end of period	$15	$4,741	$(2,320)	$79,467	$—	$81,903

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Condensed Consolidating Financial Information – 2015 Notes

As of July 31, 2013, the Company had $400 million of its publicly registered 2015 Notes. Obligations under the Company’s 2015 Notes are fully and unconditionally guaranteed by certain of its existing domestic subsidiaries.

The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver, Inc., its 100% owned guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of July 31, 2013 and October 31, 2012 and for the three and nine month periods ended July 31, 2013 and 2012. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2013, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

On July 16, 2013, the Company irrevocably deposited with the trustee for the 2015 Notes an amount sufficient to redeem all of the 2015 Notes, including accrued interest ($409 million). The redemption of the 2015 Notes was completed on August 15, 2013, and therefore, the 2015 Notes are no longer outstanding.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Third Quarter Ended July 31, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$116	$235,831	$287,539	$(27,722)	$495,764
Cost of goods sold	—	140,902	129,953	(19,866)	250,989

Gross profit	116	94,929	157,586	(7,856)	244,775

Selling, general and administrative expense	11,426	66,390	146,211	(7,448)	216,579
Asset impairments	—	925	1,227	—	2,152

Operating (loss)/income	(11,310)	27,614	10,148	(408)	26,044

Interest expense, net	12,251	1,392	6,552	—	20,195
Foreign currency (gain)/loss	(91)	(119)	4,284	—	4,074
Equity in earnings	(25,964)	(330)	—	26,294	—

Income/(loss) before provision/(benefit) for income taxes	2,493	26,671	(688)	(26,702)	1,775
Provision/(benefit) for income taxes	422	(628)	157	—	(49)

Net income/(loss)	2,071	27,299	(845)	(26,702)	1,824

Net loss attributable to non-controlling interest	—	—	247	—	247

Net income/(loss) attributable to Quiksilver, Inc.	2,071	27,299	(598)	(26,702)	2,071

Other comprehensive loss	(2,140)	—	(2,140)	2,140	(2,140)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(69)	$27,299	$(2,738)	$(24,562)	$(69)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Third Quarter Ended July 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$117	$258,595	$285,858	$(32,131)	$512,439
Cost of goods sold	—	152,405	130,167	(23,621)	258,951

Gross profit	117	106,190	155,691	(8,510)	253,488

Selling, general and administrative expense	13,533	81,506	137,695	(6,946)	225,788
Asset impairments	—	141	—	—	141

Operating (loss)/income	(13,416)	24,543	17,996	(1,564)	27,559

Interest expense, net	7,253	1,245	6,336	—	14,834
Foreign currency (gain)/loss	(185)	22	(2,079)	—	(2,242)
Equity in earnings	(33,094)	457	—	32,637	—

Income before provision for income taxes	12,610	22,819	13,739	(34,201)	14,967
Provision for income taxes	—	513	1,995	—	2,508

Net income	12,610	22,306	11,744	(34,201)	12,459

Net loss attributable to non-controlling interest	—	—	151	—	151

Net income attributable to Quiksilver, Inc.	12,610	22,306	11,895	(34,201)	12,610

Other comprehensive loss	(28,120)	—	(28,120)	28,120	(28,120)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(15,510)	$22,306	$(16,225)	$(6,081)	$(15,510)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended July 31, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$348	$591,842	$874,994	$(81,654)	$1,385,530
Cost of goods sold	—	362,122	407,709	(59,919)	709,912

Gross profit	348	229,720	467,285	(21,735)	675,618

Selling, general and administrative expense	39,154	213,577	429,647	(22,336)	660,042
Asset impairments	—	7,248	3,404	—	10,652

Operating (loss)/income	(38,806)	8,895	34,234	601	4,924

Interest expense, net	26,789	4,246	19,956	—	50,991
Foreign currency loss	35	244	4,350	—	4,629
Equity in earnings	(4,599)	(1,018)	—	5,617	—

(Loss)/income before provision/(benefit) for income taxes	(61,031)	5,423	9,928	(5,016)	(50,696)
Provision/(benefit) for income taxes	422	(161)	10,061	—	10,322

Net (loss)/income	(61,453)	5,584	(133)	(5,016)	(61,018)

Net income attributable to non-controlling interest	—	—	(435)	—	(435)

Net (loss)/income attributable to Quiksilver, Inc	(61,453)	5,584	(568)	(5,016)	(61,453)

Other comprehensive loss	(10,753)	—	(10,753)	10,753	(10,753)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(72,206)	$5,584	$(11,321)	$5,737	$(72,206)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended July 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$353	$615,658	$919,474	$(81,212)	$1,454,273
Cost of goods sold	—	366,655	422,012	(57,981)	730,686

Gross profit	353	249,003	497,462	(23,231)	723,587

Selling, general and administrative expense	43,318	233,937	425,162	(22,204)	680,213
Asset impairments	—	556	—	—	556

Operating (loss)/income	(42,965)	14,510	72,300	(1,027)	42,818

Interest expense, net	21,732	3,930	19,802		45,464
Foreign currency (gain)/loss	(298)	31	(4,434)		(4,701)
Equity in earnings	(49,284)	2,190	—	47,094	—

(Loss)/income before provision for income taxes	(15,115)	8,359	56,932	(48,121)	2,055
Provision for income taxes	—	945	13,968	—	14,913

Net (loss)/income	(15,115)	7,414	42,964	(48,121)	(12,858)

Less: Net income attributable to non-controlling interest	—	—	(2,257)	—	(2,257)

Net (loss)/income attributable to Quiksilver, Inc	(15,115)	7,414	40,707	(48,121)	(15,115)

Other comprehensive loss	(49,151)	—	(49,151)	49,151	(49,151)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(64,266)	$7,414	$(8,444)	$1,030	$(64,266)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

July 31, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$280	$62,102	$—	$62,383
Restricted cash	409,167	—	—	—	409,167
Trade accounts receivable, net	—	167,514	250,675	—	418,189
Other receivables	19	5,597	19,364	—	24,980
Income taxes receivable	422	255	2,102	—	2,779
Inventories	—	120,697	277,868	597	399,162
Deferred income taxes	—	26,111	22,877	(20,902)	28,086
Prepaid expenses and other current assets	2,961	8,494	24,364	—	35,819
Intercompany balances	—	115,906	—	(115,906)	—

Total current assets	412,570	444,854	659,352	(136,211)	1,380,565

Fixed assets, net	20,261	56,659	151,077	—	227,997
Intangible assets, net	3,816	46,923	87,645	—	138,384
Goodwill	—	111,555	160,862	—	272,417
Other assets	8,373	6,959	39,229	—	54,561
Deferred income taxes long-term	20,387	—	143,452	(45,236)	118,603
Investment in subsidiaries	1,092,524	6,863	—	(1,099,387)	—

Total assets	$1,557,931	$673,813	$1,241,617	$(1,280,834)	$2,192,527

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,374	$93,898	$141,039	$—	$238,311
Accrued liabilities	6,320	22,700	77,981	—	107,001
Current portion of long-term debt	—	6,094	37,059	—	43,153
Debt to be redeemed	409,167	—	—	—	409,167
Deferred income taxes	20,902	—	—	(20,902)	—
Intercompany balances	83,972	—	31,934	(115,906)	—

Total current liabilities	523,735	122,692	288,013	(136,808)	797,632

Long-term debt	500,776	9,000	297,318	—	807,094
Deferred income taxes long-term	—	45,236		(45,236)	—
Other long-term liabilities	—	14,137	20,839	—	34,976

Total liabilities	1,024,511	191,065	606,170	(182,044)	1,639,702

Stockholders’/invested equity:	533,420	482,748	616,042	(1,098,790)	533,420
Non-controlling interest	—	—	19,405	—	19,405

Total liabilities and equity	$1,557,931	$673,813	$1,241,617	$(1,280,834)	$2,192,527

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

October 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$324	$135	$41,364	$—	$41,823
Trade accounts receivable, net	—	181,945	251,798	—	433,743
Other receivables	20	6,158	26,640	—	32,818
Income taxes receivable	—	117	—	(117)	—
Inventories	—	107,722	237,465	(441)	344,746
Deferred income taxes	—	5,209	21,159	—	26,368
Prepaid expenses and other current assets	2,277	9,548	14,546	—	26,371
Intercompany balances	—	95,809	23,025	(118,834)	—

Total current assets	2,621	406,643	615,997	(119,392)	905,869

Fixed assets, net	18,802	64,496	155,015	—	238,313
Intangible assets, net	3,228	47,746	88,475	—	139,449
Goodwill	—	112,216	160,951	—	273,167
Other assets	2,753	2,677	42,359	—	47,789
Deferred income taxes long-term	—	—	137,203	(23,550)	113,653
Investment in subsidiaries	1,087,924	5,028	—	(1,092,952)	—

Total assets	$1,115,328	$638,806	$1,200,000	$(1,235,894)	$1,718,240

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	—	—	18,147	—	18,147
Accounts payable	6,995	95,355	101,222	—	203,572
Accrued liabilities	6,189	28,343	80,359	—	114,891
Current portion of long-term debt	—	8,594	10,053	—	18,647
Income taxes payable	—	—	1,476	(117)	1,359
Intercompany balances	118,834	—	—	(118,834)	—

Total current liabilities	132,018	132,292	211,257	(118,951)	356,616

Long-term debt	400,000	60,700	260,475	—	721,175
Deferred income taxes long-term	—	23,550	—	(23,550)	—
Other long-term liabilities	—	25,241	12,972	—	38,213

Total liabilities	532,018	241,783	484,704	(142,501)	1,116,004

Stockholders’/invested equity:	583,310	397,023	696,370	(1,093,393)	583,310
Non-controlling interest	—	—	18,926	—	18,926

Total liabilities and equity	$1,115,328	$638,806	$1,200,000	$(1,235,894)	$1,718,240

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended July 31, 2013

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss)/income	$(61,453)	$5,584	$(133)	$(5,016)	$(61,018)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and Amortization	1,651	13,164	23,203	—	38,018
Stock based compensation	16,195	—	—	—	16,195
Provision for doubtful accounts	—	(1,544)	6,055	—	4,511
Asset impairments	—	7,248	3,404	—	10,652
Equity in earnings	(4,599)	(1,018)	247	5,617	247
Non-cash interest expense	4,223	1,081	573	—	5,877
Deferred income taxes	—	—	(281)	—	(281)
Other adjustments to reconcile net (loss)/income	35	(124)	733	—	644
Changes in operating assets and liabilities:
Trade accounts receivable	—	15,975	(6,531)	—	9,444
Inventories	—	(12,841)	(49,098)	(601)	(62,540)
Other operating assets and liabilities	6,867	(7,050)	25,917	—	25,734

Net cash (used in)/provided by operating activities	(37,081)	20,475	4,089	—	(12,517)

Cash flows from investing activities:
Changes in restricted cash	(409,167)	—	—	—	(409,167)
Capital expenditures	(5,327)	(11,159)	(22,880)	—	(39,366)

Net cash used in investing activities	(414,494)	(11,159)	(22,880)	—	(448,533)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	6,157	—	6,157
Payments on lines of credit	—	—	(22,561)	—	(22,561)
Borrowings on long-term debt	500,776	59,829	86,271	—	646,876
Payments on long-term debt	—	(114,029)	(28,092)	—	(142,121)
Payments of debt issuance costs	(8,775)	(4,312)	—	—	(13,087)
Stock option exercises and employee stock purchases	6,165	—	—	—	6,165
Intercompany	(46,914)	49,341	(2,427)	—	—

Net cash provided by/(used in) financing activities	451,252	(9,171)	39,348	—	481,429

Effect of exchange rate changes on cash	—	—	181	—	181

Net (decrease)/increase in cash and cash equivalents	(323)	145	20,738	—	20,560

Cash and cash equivalents, beginning of period	324	135	41,364	—	41,823

Cash and cash equivalents, end of period	$1	$280	$62,102	$—	$62,383

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended July 31, 2012

In thousands	Quiksilver, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss)/income	$(15,115)	$7,414	$42,964	$(48,121)	$(12,858)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and Amortization	1,598	13,338	24,501	—	39,437
Stock based compensation	17,272	—	—	—	17,272
Provision for doubtful accounts	—	(2,530)	4,131	—	1,601
Asset impairments	—	556	—	—	556
Equity in earnings	(49,284)	2,190	(19)	47,094	(19)
Non-cash interest expense	1,111	1,190	513	—	2,814
Deferred income taxes	—	—	9,349	—	9,349
Other adjustments to reconcile net (loss)/income	(322)	36	(2,008)	—	(2,294)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(19,657)	(6,048)	—	(25,705)
Inventories	—	(3,095)	(53,616)	1,027	(55,684)
Other operating assets and liabilities	4,623	416	3,611	—	8,650

Net cash (used in)/provided by operating activities	(40,117)	(142)	23,378	—	(16,881)

Cash flows from investing activities:
Capital expenditures	(2,861)	(18,736)	(25,580)	—	(47,177)
Business acquisitions, net of cash acquired	—	—	(9,117)	—	(9,117)

Net cash used in investing activities	(2,861)	(18,736)	(34,697)	—	(56,294)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	11,377	—	11,377
Payments on lines of credit	—	—	(12,326)	—	(12,326)
Borrowings on long-term debt	—	80,500	46,534	—	127,034
Payments on long-term debt	—	(43,856)	(13,657)	—	(57,513)
Stock option exercises and employee stock purchases	1,335	—	—	—	1,335
Transactions with non-controlling interest owners	—	(11,000)	—	—	(11,000)
Intercompany	41,641	(5,676)	(35,965)	—	—

Net cash provided by/(used in) financing activities	42,976	19,968	(4,037)	—	58,907

Effect of exchange rate changes on cash	—	—	(13,582)	—	(13,582)

Net (decrease)/increase in cash and cash equivalents	(2)	1,090	(28,938)	—	(27,850)

Cash and cash equivalents, beginning of period	17	1,331	108,405	—	109,753

Cash and cash equivalents, end of period	$15	$2,421	$79,467	$—	$81,903

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, when we refer to “Quiksilver,” “we,” “us,” “our,” or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2012 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock or senior notes.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are often, but not always, identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “outlook,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	current or future volatility in certain economies, credit markets and future market conditions;

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and

•	our expectations regarding the implementation of our multi-year profit improvement plan.

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

Business Overview

Quiksilver is one of the world’s leading outdoor sports lifestyle companies. We design, develop and distribute a diversified mix of branded apparel, footwear, accessories and related products. Our brands, inspired by the passion for outdoor action sports, represent a casual lifestyle for young-minded people who connect with our boardriding culture and heritage. Our core Quiksilver, Roxy, and DC brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. Our products combine decades of brand heritage, authenticity and design experience with the latest technical performance innovations available in the marketplace.

Our products are sold in over 90 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, specialty stores, and select department stores), 562 Company-owned retail stores, as well as via licensed stores and our e-commerce websites. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment includes revenues primarily from the United States, Canada, Brazil and Mexico. Our EMEA segment includes revenues primarily from continental Europe, the United Kingdom, Russia, and South Africa. Our APAC segment includes revenues primarily from Australia, Japan, New Zealand and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income/(loss), and identifiable assets attributable to our operating segments, see note 3 of our condensed consolidated financial statements included in this report. In fiscal 2012, more than 60% of our revenue was generated outside of the United States.

Results of Operations

The table below sets forth selected statements of operations and other data as a percentage of net revenues as of the dates indicated. The discussion that follows should be read in conjunction with the table.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Statements of Operations data:
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	49.4	49.5	48.8	49.8
Selling, general and administrative expense	43.7	44.1	47.6	46.8
Asset impairments	0.4	0.0	0.8	0.0
Operating income	5.3	5.4	0.4	2.9

Interest expense	4.1	2.9	3.7	3.1
Foreign currency loss/(gain)	0.8	(0.4)	0.3	(0.3)
Income/(Loss) before provision for income taxes	0.4	2.9	(3.7)	0.1

Other data
Adjusted EBITDA(1)	8.5%	9.2%	4.7%	7.1%

(1)

Adjusted EBITDA is defined as net (loss)/income attributable to Quiksilver, Inc. before (i) interest expense, (ii) provision/(benefit) for income taxes, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA for the third quarter and nine months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands	2013	2012	2013	2012
Net income/(loss) attributable to Quiksilver, Inc.	$2,071	$12,610	$(61,453)	$(15,115)
(Benefit)/provision for income taxes	(49)	2,508	10,322	14,913
Interest expense, net	20,195	14,834	50,991	45,464
Depreciation and amortization	12,991	12,312	38,018	39,437
Non-cash stock-based compensation expense	4,972	4,872	16,195	17,272
Non-cash asset impairments	2,152	141	10,652	556

Adjusted EBITDA	$42,332	$47,277	$64,725	$102,527

Third Quarter (Three Months) Ended July 31, 2013 Compared to Third Quarter (Three Months) Ended July 31, 2012

Revenues, net

Revenues, net – by Segment

The following table presents consolidated net revenues (in millions) by segment in historical currency (as reported) for the third quarter of fiscal 2013 and 2012:

Net Revenues by Segment in Historical Currency (as reported):

	Americas	EMEA	APAC	Corporate	Total
Third Quarter 2013	$268	$164	$63	$1	$496
Third Quarter 2012	286	154	72	1	512
% (decrease)/increase	(6)%	6%	(12)%		(3)%

We use constant currency measurements to better understand actual growth rates in our foreign operations. Constant currency measurements remove the impact of foreign currency exchange rate fluctuations from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. Net revenues (in millions) by segment in constant currency for the third quarter of fiscal 2013 and 2012 were as follows:

Net Revenues by Segment in Constant Currency (current year exchange rates):

	Americas	EMEA	APAC	Corporate	Total
Third Quarter 2013	$268	$164	$63	$1	$496
Third Quarter 2012	286	160	64	1	510
% (decrease)/increase	(6)%	3%	(1)%		(3)%

On an as reported basis, total net revenues for the third quarter of fiscal 2013 decreased 3% to $496 million from $512 million in the comparable period of the prior year. This decrease was primarily due to an $18 million, or 6%, net revenue decrease within our Americas segment and an $8 million, or 12%, net revenue decrease in our APAC segment. These decreases were partially offset by a $10 million, or 6%, net revenue increase in our EMEA segment.

Net revenues in our Americas segment decreased primarily due to lower sales in the wholesale channel, particularly in our DC and Quiksilver brands, partially offset by increased sales of Roxy products.

Net revenues in our EMEA segment increased primarily due to a $6 million favorable foreign currency impact from the strengthening of the euro versus the U.S. dollar. After currency impacts, the remaining $4 million increase in EMEA segment net revenues was driven by growth in the e-commerce and retail channels, as well as in the DC and Roxy brands within the wholesale channel. These increases were partially offset by a net revenue decrease in our Quiksilver brand within the wholesale channel. While net revenues increased across the EMEA segment generally, net revenues (in constant currency) continued to be challenging in France (high-single digit percentage decrease) and Spain (low-single digit percentage decrease) consistent with the ongoing economic difficulties in those countries.

Net revenues in the APAC segment decreased primarily due to an $8 million unfavorable foreign currency impact from the weakening of the Japanese yen and Australian dollar versus the U.S. dollar. The remaining decrease in APAC segment net revenues came from our Quiksilver and Roxy brands, particularly within the wholesale channel. These decreases were largely offset by net revenue growth in our DC brand and growth within our e-commerce channel. In constant currency, net revenues from Australia and New Zealand declined in the low-double digits on a percentage basis versus the prior year. These declines were largely offset by net revenue growth in all other APAC countries.

Net revenues in our emerging markets, which include Brazil, Mexico, Russia, Taiwan, Korea, China and Indonesia increased by 19% versus the prior year (21% in constant currency).

Revenues, net – By Brand

Net revenues by brand (in millions), in both historical and constant currency, for the third quarter of fiscal 2013 and 2012 were as follows:

Net Revenues by Brand in Historical Currency (as reported):

	Quiksilver	Roxy	DC	Other	Total
Third Quarter 2013	$172	$130	$166	$28	$496
Third Quarter 2012	191	131	167	23	512
% (decrease)/increase	(10)%	(1)%	(1)%	23%	(3)%

Net Revenues by Brand in Constant Currency (current year exchange rates):

	Quiksilver	Roxy	DC	Other	Total
Third Quarter 2013	$172	$130	$166	$28	$496
Third Quarter 2012	191	129	167	23	510
% (decrease)/increase	(10)%	1%	(1)%	23%	(3)%

Quiksilver brand net revenues decreased 10% on an as reported basis during the third quarter of fiscal 2013 compared to the prior year period. This decrease was primarily due to a high-teens percentage decline in wholesale channel net revenues, which was spread across all three regional segments.

Roxy brand net revenues decreased 1% on an as reported basis due to a high-twenties percentage decrease in the APAC wholesale channel and a high-teens percentage decrease in the retail channel within both the Americas and APAC segments. In constant currency, net revenues of Roxy products within the APAC segment declined in the high-teens on a percentage basis within the wholesale channel and in the low-single digits on a percentage basis in the retail channel. These decreases were largely offset by a low double-digit percentage increase in the Americas wholesale channel and growth across all channels within the EMEA segment.

DC brand net revenues decreased slightly on an as reported basis with a low-double digit percentage decline in the Americas wholesale channel largely offset by growth across all other channels and regional segments. This growth was largely driven by increased discounting and clearance sales as we continue to reduce slow-selling DC inventories. Based on current channel inventories, we anticipate that DC brand net revenues in the fourth quarter of fiscal 2013 will decrease by approximately 15% from the $166 million recognized in the third quarter of fiscal 2013.

Revenues, net – By Channel

Net revenues by channel (in millions), in both historical and constant currency, for the third quarter of fiscal 2013 and 2012 were as follows:

Net Revenues by Channel in Historical Currency (as reported):

	Wholesale	Retail	E-com	Total
Third Quarter 2013	$345	$120	$31	$496
Third Quarter 2012	369	120	23	512
% (decrease)/increase	(7)%	0%	33%	(3)%

Net Revenues by Channel in Constant Currency (current year exchange rates):

	Wholesale	Retail	E-com	Total
Third Quarter 2013	$345	$120	$31	$496
Third Quarter 2012	368	119	23	510
% (decrease)/increase	(6)%	1%	33%	(3)%

Wholesale net revenues decreased 7% on an as reported basis in the third quarter of fiscal 2013 versus the prior year period. Wholesale net revenues declined across all three regional segments, particularly in the Americas and APAC segments. Wholesale net revenue declines were focused within the Quiksilver brand across all three regional segments and the DC brand in the Americas segment.

Retail net revenues were flat on an as reported basis versus the prior year. Retail net revenues increased in the EMEA segment but were offset by decreases in the Americas and APAC segments. The decrease in retail net revenues within the Americas segment was primarily due to operating 15 net fewer retail stores at the end of the third quarter of fiscal 2013 versus fiscal 2012 as we continued to close underperforming stores. Retail net revenues in the DC brand increased significantly across all three regional segments but were offset by single-digit percentage decreases in the Quiksilver and Roxy brands. Retail same-store sales increased 2% during the third quarter of fiscal 2013.

E-commerce net revenues increased 33% on an as reported basis versus the prior year period due to significant growth in the EMEA and APAC segments as we continued to expand our online business within these segments.

Gross Profit

Gross profit decreased to $245 million in the third quarter of fiscal 2013 from $253 million in the comparable period of the prior year. Gross margin (gross profit as a percentage of net revenues) was in line with the comparable period of the prior year at 49.4% in the third quarter of fiscal 2013 versus 49.5% in the prior year period. The gross margin decrease was primarily due to increased discounting and clearance sales of our DC brand within our Americas wholesale channel to clear slow-selling product.

Gross margin by segment for the third quarter of fiscal 2013 and 2012 was as follows:

	2013	2012	Basis Point Change
Americas	42.7%	44.1%	(140) bp
EMEA	59.3%	57.2%	210 bp
APAC	51.2%	54.8%	(360) bp
Consolidated	49.4%	49.5%	(10) bp

The gross margin decrease in our Americas segment was primarily the result of increased sales discounts in our wholesale channel, particularly related to DC, as well as a sales mix shift toward our lower margin Roxy brand. Our APAC segment gross margin decreased across all brands and channels due to increased discounting to move slow-selling product. These decreases were largely offset by improvement in EMEA gross margins across all three core brands primarily due to a revenue mix shift toward the retail and e-commerce channels and lower sales discounts in the wholesale channel versus the comparable prior year period.

Selling, General and Administrative Expense (“SG&A”)

SG&A for the third quarter of fiscal 2013 decreased $9 million, or 4%, to $217 million from $226 million in the comparable period of the prior year. This decrease was primarily attributable to reduced employee compensation expenses (approximately $12 million) and reduced athlete and event expenses (approximately $4 million). These reductions were partially offset by an increase in employee severance and restructuring costs (approximately $9 million) and increased direct selling expenses, particularly e-commerce expenses (approximately $1 million) associated with the continuing growth of our online business.

SG&A by segment (in millions) as reported for the third quarter of fiscal 2013 and 2012 was as follows:

	2013		2012			Basis
	$	% of Net Revenues	$	% of Net Revenues	$ Change	Point Change
Americas	79	29.4%	93	32.4%	(14)	(300) bp
EMEA	89	54.2%	81	52.5%	8	170 bp
APAC	34	53.5%	38	52.7%	(4)	80 bp
Corporate Operations	15		14		1

Consolidated	217	43.7%	226	44.1%	(9)	(40) bp

Asset Impairments

Asset impairment charges were $2 million in the third quarter of fiscal 2013 compared to $0.1 million in the prior year period. Impairment charges were related to certain underperforming retail stores.

Non-Operating Expenses

Interest expense for the third quarter of fiscal 2013 was $20 million compared to $15 million in the third quarter of fiscal 2012. This increase was primarily due to the inclusion in interest expense for the third quarter of fiscal 2013 of a $3 million write-off of debt issuance costs related to our former senior notes due April 2015 that were redeemed in August 2013 (see note 9 to the condensed consolidated footnotes).

Our foreign currency loss amounted to $4 million for the third quarter of fiscal 2013 compared to a gain of $2 million in the comparable period of the prior year. This $6 million unfavorable comparison with the third quarter of fiscal 2012 resulted primarily from the foreign currency exchange effect of revaluing certain non-euro denominated assets of our European subsidiaries.

We generated a modest income tax benefit for the third quarter of fiscal 2013 compared to income tax expense of $3 million in the third quarter of fiscal 2012. Although we generated net income during the third quarter of fiscal 2013, we recorded a benefit to income tax expense primarily associated with the reduction of a liability for uncertain tax positions of approximately $1.6 million.

Net Income Attributable to Quiksilver, Inc.

Our net income attributable to Quiksilver, Inc. for the third quarter of fiscal 2013 was $2 million, or $0.01 per diluted share, compared to net income of $13 million, or $0.07 per diluted share, in the comparable period of the prior year.

Adjusted EBITDA

Adjusted EBITDA decreased to $42 million in the third quarter of fiscal 2013 compared to $47 million in the third quarter of fiscal 2012. This decrease was primarily due to the net revenue declines noted previously, partially offset by SG&A reductions. For a definition of Adjusted EBITDA and a reconciliation of net income attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (1) to the table under “Results of Operations” above.

Nine Months Ended July 31, 2013 Compared to Nine Months Ended July 31, 2012

Revenues, net

Revenues, net – by Segment

The following table presents consolidated net revenues (in millions) by segment in historical currency (as reported) for the nine months ended July 31, 2013 and 2012:

Net Revenues by Segment in Historical Currency (as reported):

	Americas	EMEA	APAC	Corporate	Total
July 31, 2013	$683	$500	$200	$3	$1,386
July 31, 2012	713	519	220	3	1,454
% decrease	(4)%	(4)%	(9)%		(5)%

Net revenues (in millions) by segment in constant currency for the nine months ended July 31, 2013 and 2012 were as follows:

Net Revenues by Segment in Constant Currency (current year exchange rates):

	Americas	EMEA	APAC	Corporate	Total
July 31, 2013	$683	$500	$200	$3	$1,386
July 31, 2012	708	521	208	3	1,440
% decrease	(4)%	(4)%	(4)%		(4)%

On an as reported basis, total net revenues for the nine months ended July 31, 2013 decreased 5% to $1.39 billion from $1.45 billion in the comparable period of the prior year. Net revenues declined in the single-digits on a percentage basis across all three regional segments.

Net revenues in our Americas segment declined across our Quiksilver and DC brands, and also within our wholesale and retail channels. The net revenue decrease in the Americas was primarily due to lower net revenues in our Company-owned retail stores due to 15 net store closures since the end of the third quarter of fiscal 2012 and increased markdown allowances and sales discounts to wholesale customers to assist the sell-through of inventory in this channel.

Net revenues in our EMEA segment decreased across our Quiksilver and Roxy brands, particularly within the wholesale channel. These decreases were partially offset by continued growth in our e-commerce channel and, to a lesser extent, growth in net revenues of our DC brand. The $18 million decline in net revenues in the EMEA segment during the first nine months of fiscal 2013 was focused within Spain and France where net revenues declined in the high-teens and high-single digits on a percentage basis, respectively, consistent with the continuing economic difficulties in those countries. These decreases were partially offset by net revenue growth in Russia, the United Kingdom and Germany.

Net revenues in the APAC segment decreased primarily due to a $12 million unfavorable foreign currency impact from the weakening of the Japanese yen and Australian dollar versus the U.S. dollar. The remaining decrease in APAC segment net revenues came from our Quiksilver and Roxy brands as well as in our wholesale and retail channels. These decreases were partially offset by continued growth within our DC brand and our e-commerce channel. Net revenues from Australia and New Zealand declined in the high-teens on a percentage basis versus the prior year. These declines were partially offset by net revenue growth in other APAC countries.

Net revenues in our emerging markets, which include Brazil, Mexico, Russia, Taiwan, Korea, China and Indonesia increased by 11% versus the prior year (16% in constant currency).

Revenues, net – By Brand

Net revenues by brand (in millions), in both historical and constant currency, for the nine months ended July 31, 2013 and 2012 were as follows:

Net Revenues by Brand in Historical Currency (as reported):

	Quiksilver	Roxy	DC	Other	Total
July 31, 2013	$533	$375	$404	$73	$1,386
July 31, 2012	592	393	407	62	1,454
% (decrease)/increase	(10)%	(5)%	(1)%	18%	(5)%

Net Revenues by Brand in Constant Currency (current year exchange rates):

	Quiksilver	Roxy	DC	Other	Total
July 31, 2013	$533	$375	$404	$73	$1,386
July 31, 2012	586	388	404	62	1,440
% (decrease)/increase	(9)%	(3)%	0%	18%	(4)%

Quiksilver brand net revenues decreased 10% on an as reported basis during the first nine months of fiscal 2013 compared to the prior year period. This decrease was primarily due to a low-double digit percentage decline in wholesale channel net revenues and a high-single digit percentage decline in retail channel net revenues. The wholesale and retail net revenue decreases were spread across all three regional segments, but were most significant in the EMEA and APAC segments.

Roxy brand net revenues decreased 5% on an as reported basis due to a low-single digit percentage decline in the wholesale channel and a high-single digit percentage decline in the retail channel. The wholesale decrease was focused in the EMEA and APAC segments, partially offset by high-single digit percentage growth in the Americas segment. The retail decrease was focused in the APAC and Americas segments.

DC brand net revenues decreased slightly on an as reported basis with growth in the APAC and EMEA segments offset by a low-single digit percentage decline in the Americas segment, particularly within the wholesale channel. The DC brand experienced significant growth within the retail and e-commerce channels across all three regional segments.

Revenues, net – By Channel

Net revenues by channel (in millions), in both historical and constant currency, for the nine months ended July 31, 2013 and 2012 were as follows:

Net Revenues by Channel in Historical Currency (as reported):

	Wholesale	Retail	E-com	Total
July 31, 2013	$958	$341	$87	$1,386
July 31, 2012	1,040	349	65	1,454
% (decrease)/increase	(8)%	(2)%	34%	(5)%

Net Revenues by Channel in Constant Currency (current year exchange rates):

	Wholesale	Retail	E-com	Total
July 31, 2013	$958	$341	$87	$1,386
July 31, 2012	1,030	345	65	1,440
% (decrease)/increase	(7)%	(1)%	35%	(4)%

Wholesale net revenues decreased 8% on an as reported basis in the first nine months of fiscal 2013 versus the prior year period. Wholesale net revenues declined in all three regional segments and across all three core brands, but most significantly in the Quiksilver brand and EMEA segment.

Retail net revenues decreased 2% on an as reported basis versus the prior year period. Retail net revenues decreased in the high-single digits on a percentage basis in the Americas and APAC segments, partially offset by low-single digit percentage growth in the EMEA segment. Retail net revenues in the Americas segment decreased primarily due to operating 15 net fewer retail stores at the end of the third quarter of fiscal 2013 compared to fiscal 2012. Net revenues of the Quiksilver and Roxy brands declined in the high-single digits on a percentage basis, partially offset by strong growth in the DC brand. Retail same-store sales declined 1% for the nine months ended July 31, 2013.

E-commerce net revenues increased 34% versus the prior year period. E-commerce net revenues increased in all three regional segments and across all three core brands, but was largely focused in EMEA and APAC, as we expanded our online business within these segments.

Gross Profit

Gross profit decreased to $676 million in the first nine months of fiscal 2013 from $724 million in the comparable period of the prior year. Gross margin decreased to 48.8% in the first nine months of fiscal 2013 from 49.8% in the prior year period. This decrease was primarily due to increased sales discounts relating to the DC brand in the Americas wholesale channel.

Gross margin by segment for the nine months ended July 31, 2013 and 2012 were as follows:

	2013	2012	Basis Point Change
Americas	42.2%	43.8%	(160) bp
EMEA	56.8%	57.6%	(80) bp
APAC	51.6%	51.5%	10 bp
Consolidated	48.8%	49.8%	(100) bp

The gross margin decreases in our Americas and EMEA segments were primarily the result of increased sales discounts in our wholesale channel, especially related to DC in the Americas segment and Quiksilver in the EMEA segment. Our APAC segment gross margin increased primarily as a result of improved full-price selling within our retail channel, particularly within the Roxy brand. These increases were partially offset by increased discounting related to the DC brand within the wholesale channel.

Selling, General and Administrative Expense

SG&A for the first nine months of fiscal 2013 decreased $20 million, or 3%, to $660 million from $680 million in the comparable period of the prior year. This decrease was primarily attributable to the favorable impact of our expense reduction efforts implemented in the past year (approximately $27 million) and reduced employee compensation (approximately $19 million). These decreases were partially offset by an increase in employee severance and other restructuring costs (approximately $13 million), increased direct selling expenses (approximately $4 million) primarily associated with the continuing growth of our e-commerce business, and higher bad debt expenses (approximately $5 million) driven primarily by a credit in the prior year.

SG&A by segment (in millions) as reported for the nine months ended July 31, 2013 and 2012 was as follows:

	2013		2012			Basis
	$	% of Net Revenues	$	% of Net Revenues	$ Change	Point Change
Americas	252	36.9%	271	38.0%	(19)	(110) bp
EMEA	253	50.6%	250	48.2%	3	240 bp
APAC	109	54.4%	115	52.2%	(6)	220 bp
Corporate Operations	46		44		2

Consolidated	660	47.6%	680	46.8%	(20)	80 bp

Asset Impairments

Asset impairment charges were $11 million in the nine months ended July 31, 2013, compared to $1 million in the prior year period. Impairment charges were related to certain underperforming retail stores, discontinued brands and trademarks associated with those brands.

Non-Operating Expenses

Interest expense for the nine months ended July 31, 2013 was $51 million, compared to $45 million in the comparable period of the prior year. Interest expense for fiscal 2013 includes a $3 million write-off of debt issuance costs related to our senior notes due April 2015 that were redeemed in August 2013 (see note 9 to the condensed consolidated footnotes).

Our foreign currency loss amounted to $5 million for the nine months ended July 31, 2013 compared to a gain of $5 million in the comparable period of the prior year. This loss resulted primarily from the foreign currency exchange effect of revaluing certain non-euro denominated assets of our European subsidiaries.

Our income tax expense for the nine months ended July 31, 2013 was $10 million compared to $15 million in the comparable period of the prior year. Although we incurred a net loss during the first nine months of fiscal 2013 and 2012, we incurred income tax expense as we were unable to record tax benefits against the losses in certain jurisdictions.

Net Loss Attributable to Quiksilver, Inc.

Our net loss attributable to Quiksilver, Inc. for the nine months ended July 31, 2013 was $61 million or $0.37 per share, compared to $15 million, or $0.09 per share, in the comparable period of the prior year.

Adjusted EBITDA

Adjusted EBITDA decreased to $65 million in the nine months ended July 31, 2013 compared to $103 million in the comparable period of the prior year. This decrease was primarily due to the net revenue and gross margin declines, partially offset by SG&A reductions. For a definition of Adjusted EBITDA and a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (1) to the table under “Results of Operations” above.

2013 Profit Improvement Plan

In May 2013, we announced a multi-year Profit Improvement Plan (“PIP”) designed to accelerate our three fundamental strategies of strengthening brands, growing sales and driving operational efficiencies. The PIP’s initiatives focus on prioritizing our three core brands, globalizing key functions and reducing our cost structure.

Important elements of the PIP include:

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

We expect that the PIP, when fully implemented by the end of fiscal 2016, could improve Adjusted EBITDA by approximately $150 million, of which approximately one-half is expected to come from supply chain optimization and the rest is expected to be primarily comprised of corporate overhead reductions, licensing opportunities and improved pricing management, along with modest net revenue growth compared with fiscal 2012 results. We believe we have made meaningful progress on our PIP during the third quarter of fiscal 2013.

Financial Position, Capital Resources and Liquidity

The following table shows our cash, working capital and total indebtedness as of the dates indicated:

in millions	July 31, 2013	October 31, 2012	July 31, 2012
Unrestricted cash and cash equivalents	$62	$42	$82
Restricted cash	409	—	—
Working capital	583	549	542
Total indebtedness	1,259	758	783

U.S. Senior Notes Refinancing

On July 16, 2013, Quiksilver, Inc. and its wholly-owned subsidiary, QS Wholesale, Inc. (collectively, the “Issuers”) issued (i) $280 million aggregate principal amount of their 7.875% Senior Secured Notes due 2018 (the “2018 Notes”), and (ii) $225 million aggregate principal amount of their 10.000% Senior Notes due 2020 (the “2020 Notes” and, together with the 2018 Notes, the “Notes”). The 2018 Notes will mature on August 1, 2018 and bear interest at the rate of 7.875% per annum. The 2020 Notes will mature on August 1, 2020 and bear interest at the rate of 10.000% per annum.

The public offering price of the 2018 Notes was 99.483% of the principal amount and the public offering price of the 2020 Notes was 98.757% of the principal amount. The Issuers received net proceeds from the offering of the Notes of approximately $493 million after deducting initial purchaser discounts, but before offering expenses. The Company used a portion of the net proceeds to irrevocably deposit with the trustee for its senior notes due in 2015 (“2015 Notes”) an amount sufficient to redeem all of the 2015 Notes, including accrued interest ($409 million). Such amount is reflected in the Company’s July 31, 2013 balance sheet as “Debt to be Redeemed” and “Restricted Cash”. The redemption of the 2015 Notes was completed on August 15, 2013. The Company also used portions of the net proceeds to repay in full and terminate its Americas term loan, to pay down a portion of the then outstanding amounts under the amended and restated asset-based revolving credit facility (the “ABL Credit Facility”) and to pay related fees and expenses. Overall, the Company has approximately $9 million in unamortized debt issuance costs related to the Notes included in prepaid expenses and other assets as of July 31, 2013.

The Notes are general senior obligations of the Issuers and are fully and unconditionally guaranteed on a senior basis by certain of the Company’s current and future U.S. subsidiaries. The 2018 Notes and the related guarantees are secured by (1) a second-priority security interest in the current assets of the Issuers and the subsidiary guarantors party thereto (the “Guarantors”), together with all related general intangibles (excluding intellectual property rights) and other property related to such assets, including the proceeds thereof, which assets secure the Company’s ABL Credit Facility on a first-priority basis; and (2) a first-priority security interest in substantially all other property (including intellectual property rights) of the Issuers and the Guarantors and a first-priority pledge of 100% of the equity interests of certain subsidiaries directly owned by the Issuers and the Guarantors (but excluding equity interests of applicable foreign subsidiaries of the Issuers and the Guarantors possessing more than 65% of the total combined voting power of all classes of equity interests of such applicable foreign subsidiaries entitled to vote) and the proceeds of the foregoing. The 2020 Notes are not secured.

The Company may redeem some or all of the Notes at fixed redemption prices as set forth in the indenture related to such Notes.

The Notes indenture includes covenants that limit the Company’s ability to, among other things: incur additional debt; issue certain preferred shares; pay dividends on its capital stock or repurchase capital stock; make certain investments; enter into certain types of transactions with affiliates; cause its restricted subsidiaries to pay dividends or make other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of July 31, 2013, the Company was in compliance with these covenants.

New ABL Credit Facility

On May 24, 2013, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., and the lenders and other agents party thereto (the “ABL Credit Facility”), which amended and restated the previous asset-based credit facility in our Americas segment. The ABL Credit Facility encompasses certain entities within both our Americas and APAC segments. Under the ABL Credit Facility, our borrowings are limited to the lesser of (i) $230 million in aggregate, with sublimits for specific subsidiaries (with an option to expand the aggregate commitments by up to an additional $125 million on certain conditions) and (ii) a borrowing base calculated upon designated percentages of eligible accounts receivable, eligible inventory and, in the case of U.S. and Canadian borrowers, certain eligible credit card receivables. The ABL Credit Facility includes a $145 million total sublimit for letters of credit, with smaller sublimits applicable to specific subsidiaries. The ABL Credit Facility has a term of five years. The ABL Credit Facility Facility is guaranteed by Quiksilver, Inc. and our domestic, Canadian, Australian and Japanese subsidiaries (other than immaterial subsidiaries), except that our Canadian, Australian and Japanese subsidiaries do not guarantee the obligations of the domestic loan parties. The obligations under the ABL Credit Facility are, subject to certain exceptions, generally secured by (i) a first priority security interest in our domestic, Canadian, Australian and Japanese inventory and accounts receivable, (ii) a security interest in substantially all of our other domestic, Canadian, Australian and Japanese personal property (which security interest is a second priority security interest in the case of the domestic loan parties) and (iii) a pledge of the shares of certain of our subsidiaries, except that the assets of our Canadian, Australian and Japanese subsidiaries do not secure the obligations of the domestic loan parties.

We believe that our cash flows from operations, together with our existing credit facilities, cash on hand and term loans will be adequate to fund our operations and capital requirements for at least the next twelve months.

Cash Flows

Operating activities used cash of $13 million during the nine months ended July 31, 2013 compared to $17 million in in the comparable period of the prior year.

Capital expenditures totaled $39 million for the nine months ended July 31, 2013 compared to $47 million in the comparable period of the prior year. These investments include our ongoing enterprise-wide reporting system (SAP) and investments in company-owned stores.

Net cash provided by financing activities totaled $481 million in the nine months ended July 31, 2013 compared to $59 million in the comparable period of the prior year. This includes the impact of the issuance of our new senior notes and senior secured notes, but does not reflect the repayment of our original senior notes. This repayment took place subsequent to the end of our third quarter and resulted in cash used in financing activities of $400 million.

The net increase in cash and cash equivalents for the nine months ended July 31, 2013 was $21 million compared to a decrease of $28 million in the comparable period of the prior year.

Working Capital – Trade Accounts Receivable and Inventories

Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. Our net trade accounts receivable decreased 4% to $418 million at July 31, 2013 compared to $434 million at October 31, 2012 due to the typical seasonality of our business. Compared to July 31, 2012, our net trade accounts receivable increased by 5% and our average days sales outstanding (“DSO”) increased 6%. The increase in DSO was driven by the timing of customer payments, longer credit terms granted to certain wholesale customers, and the net revenue decrease during the first nine months of fiscal 2013.

Our net inventories increased 16% to $399 million at July 31, 2013 compared to $345 million at October 31, 2012. Compared to July 31, 2012, net inventories increased 2% and inventory days on hand increased 5%. These increases were primarily due to the net revenue decline in the wholesale channel during the first nine months of fiscal 2013, resulting in slightly higher ending inventories than planned. Inventory from prior seasons was 9% of total inventory at July 31, 2013 compared to 16% at July 31, 2012. We do not currently expect the clearance of these inventories to have a material impact on our year over year gross margin comparisons for the fourth quarter of fiscal 2013.

Income Taxes

As of July 31, 2013, our liability for uncertain tax positions, exclusive of interest and penalties, was approximately $11 million. If our positions are favorably sustained by the relevant taxing authority, approximately $10 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.

Contractual Obligations

Other than as described under the “U.S. Senior Notes Refinancing” and “New ABL Credit Facility” sections above, there have been no material changes outside the ordinary course of business in our contractual obligations since October  31, 2012.

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

EMEA revenues increased 6% in local currency during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, EMEA revenues increased 3% primarily as a result of a stronger U.S. dollar versus the euro in comparison to the prior period.

APAC revenues decreased 9% in local currency during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, APAC revenues decreased 4% primarily as a result of a stronger U.S. dollar versus the Japanese yen and Australian dollar in comparison to the prior period.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of July 31, 2013.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risks we identified in Item 1A of our Annual Report on Form 10-K, we have identified the following risk:

Our Profit Improvement Plan may not be successful in improving our results of operations or financial condition.

In May 2013, we announced a new multi-year Profit Improvement Plan (“PIP”) designed to improve upon our fiscal 2012 Adjusted EBITDA results by an estimated $150 million when fully implemented in 2016. The PIP includes certain changes in our strategic focus, senior management, operational processes and organizational structure and calls for further supply chain optimization, reduction of corporate overhead, divestiture of certain non-core brands, licensing of certain product categories, reprioritization of marketing investments, revenue growth and improved pricing management. It may take longer than anticipated to generate the expected benefits from these changes and there can be no guarantee that these changes will result in improved operating results. If we are not successful in implementing these changes and executing the PIP in a timely and efficient manner, we may not realize the benefits that we expect. Additionally, as we work to globalize certain business processes, changes in existing processes may result in unforeseen issues and complications that could have an adverse impact on our results of operations and financial condition.

Item 6. Exhibits

2.1	Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated October 30, 2007 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.2	Amendment No. 1 to the Stock Purchase Agreement between the Roger Cleveland Golf Company, Inc., Rossignol Ski Company, Incorporated, Quiksilver, Inc. and SRI Sports Limited dated December 7, 2007 (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007).

2.3	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.4	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc S.A.S., Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia S.A.S. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2010).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

4.3	Indenture, dated as of July 16, 2013, related to the $280,000,000 aggregate principal amount 7.875% Senior Secured Notes due 2018, by and among Quiksilver, Inc., QS Wholesale, Inc., the subsidiary guarantor parties thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent, including the Form of Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 16, 2013).

4.4	Indenture, dated as of July 16, 2013, related to the $225,000,000 aggregate principal amount of their 10.000% Senior Notes due 2020, by and among Quiksilver, Inc., QS Wholesale, Inc., the subsidiary guarantor parties thereto, and Wells Fargo Bank, National Association, as trustee, including the Form of Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 16, 2013).

10.1	Amended and Restated Credit Agreement, dated as of May 24, 2013, among Quiksilver, Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 29, 2013).

10.2	First Amendment, dated as of July 16, 2013, to Amended and Restated Credit Agreement, dated as of May 24, 2013, by and among Quiksilver Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 16, 2013).

10.3	Registration Rights Agreement, dated as of July 16, 2013, by and among the Quiksilver, Inc., QS Wholesale, Inc., the guarantors subsidiaries party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 16, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1) Management contract or compensatory plan.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKSILVER, INC., a Delaware corporation

September 9, 2013	/s/ Richard Shields
Richard Shields
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)