Form 10-K
period 2013-10-31
QUIKSILVER INC
filed 2013-12-23
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14229

QUIKSILVER, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0199426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $894 million as of April 30, 2013, the last business day of Registrant’s most recently completed second fiscal quarter.

As of December 15, 2013, there were 169,711,632 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 18, 2014 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

Introduction

Quiksilver, Inc. (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is one of the world’s leading outdoor sports lifestyle companies. We design, develop and distribute branded apparel, footwear, accessories and related products. Our brands, inspired by the passion for outdoor action sports, represent a casual lifestyle for young-minded people who connect with our boardriding culture and heritage. Our three core brands, Quiksilver, Roxy, and DC, are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. Our products combine decades of brand heritage, authenticity and design experience with the latest technical performance innovations available in the marketplace.

Quiksilver, Inc., a Delaware corporation, was incorporated in 1976 and became a publicly-traded company in 1986 (NYSE: ZQK). Our products are sold in over 100 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, sporting goods stores, discount centers, specialty stores, and select department stores), 874 owned or licensed Company retail stores, and via our e-commerce websites. In fiscal 2013, more than 60% of our revenue was generated outside of the United States. Our global headquarters is in Huntington Beach, California. Our fiscal year ends on October 31 (i.e., “fiscal 2013” refers to the year ended October 31, 2013).

Our Mission and Strategies

Our mission is to build authentic, active brands into significant, sustainable successes.

In our efforts to increase shareholder value, we have adopted three fundamental strategies: 1) strengthening our brands; 2) growing sales; and 3) driving operational efficiencies. Under each of these strategies, we are pursuing specific initiatives as outlined below:

Strengthening our brands: improving our product offerings, ensuring a consistent global brand presentation, investing in social media and our website properties, migrating marketing spend closer to the point of customer contact, and increasing brand exposure in emerging markets.

Growing sales: improving brand segmentation and channel specific product collections, extending our wholesale distribution, expanding and improving our e-commerce platform, investing in emerging markets, improving our product offerings, and increasing our retail store network footprint.

Driving operational efficiencies: redesigning core processes to eliminate redundant activities, establishing global controls and monitoring over core processes, investing in a global supply chain, centralizing key activities into global centers of excellence, reducing global headcount in accordance with redesigned processes and global centers of excellence, implementing global IT systems and improving aggregation of data to support global processes.

The goal of these strategies is to allow us to increase operating income as a percentage of sales. However, there can be no guarantee that the efforts contemplated by these strategies will improve our operating results. For a description of significant risks and uncertainties that could hinder our strategic efforts, please refer to “Item 1A. Risk Factors”.

Multi-Year Profit Improvement Plan

In May 2013, we announced a multi-year Profit Improvement Plan, or “PIP”, designed to accelerate our three fundamental strategies of strengthening brands, growing sales and driving operational efficiencies. The PIP’s initiatives focus on prioritizing our three core brands, globalizing key functions and reducing our cost structure.

Important elements of the PIP include:

•	clarifying the positioning of our three core brands (Quiksilver, Roxy and DC);

•	divesting or exiting certain non-core brands;

•	globalizing product design and merchandising;

•	licensing of secondary or peripheral product categories;

•	reprioritization of marketing investments to emphasize in-store and print marketing along with digital and social media;

•	continued investment in emerging markets and e-commerce;

•	improving sales execution;

•	optimizing our supply chain;

•	reducing product styles;

•	centralizing global responsibility for key functions, including product design, supply chain, marketing, retail stores, licensing and administrative functions; and

•	closing underperforming retail stores, reorganizing wholesale sales operations, implementing greater pricing disciplines, and improving product segmentation.

We expect that the PIP, when fully implemented by the end of fiscal 2016, will improve Adjusted EBITDA by approximately $150 million over fiscal 2012 Adjusted EBITDA, of which approximately one-half is expected to come from supply chain optimization and the rest is expected to be primarily comprised of corporate overhead reductions, licensing opportunities and improved pricing management, along with modest net revenue growth compared with fiscal 2012 results. We believe we have made meaningful progress on our PIP during the second half of fiscal 2013.

Brands

Our three core brands target the action sports lifestyle and broader outdoor market. Quiksilver and Roxy are leading brands rooted in surfing and are also prominent in snow sports. DC’s reputation is based in skateboarding but it is also popular in BMX, motocross and snowboarding.

Net revenues from continuing operations by brand as a percentage of total net revenues from continuing operations for each of the last three fiscal years were as follows:

	2013	2012	2011
Quiksilver	40%	40%	42%
DC	30%	31%	28%
Roxy	28%	27%	27%
Other brands	2%	2%	3%

Total	100%	100%	100%

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

Distribution Channels

We sell our products in over 100 countries around the world through wholesale customers, our own retail stores and via e-commerce. Net revenues from continuing operations by distribution channel as a percentage of total net revenues from continuing operations for each of the last three fiscal years were as follows:

	2013	2012	2011
Wholesale	71%	74%	75%
Retail	25%	23%	23%
E-commerce	4%	3%	2%

Total	100%	100%	100%

Our wholesale revenues are spread over a large and diversified customer base. During fiscal 2013, approximately 17% of our consolidated revenues from continuing operations were from our ten largest customers, and our largest customer accounted for approximately 3% of such revenues. In the wholesale channel, our products are sold in major markets by over 350 independent sales representatives in addition to our employee sales staff. In smaller markets, we use over 175 local distributors. Our independent sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our brand image at the retail level.

We believe that the integrity and success of our brands is dependent, in part, upon our careful selection of appropriate retailers to support our brands in the wholesale sales channel. A foundation of our business is the distribution of our products through surf shops, skateboard shops, snowboard shops, sporting goods stores, and our own proprietary retail concept stores, where the environment communicates our brand and culture. Our distribution channels serve as a base of legitimacy and long-term loyalty for our brands. Most of our wholesale accounts stand alone or are part of small chains.

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

As noted above in our discussion of our multi-year Profit Improvement Plan, we plan to develop various licensing opportunities for some of our existing and potential peripheral product categories over the next several years. We believe that licensing certain peripheral product categories will result in improved product development for our core categories, improved distribution via our licensee partners, and increased profitability.

Geographical Sales

Our sales are globally diversified. Net revenues in our Americas segment are primarily generated from the United States, Canada, Brazil, and Mexico. Net revenues in our Europe, Middle East and Africa segment (“EMEA”) are primarily generated from continental Europe, the United Kingdom, Russia and South Africa. Net revenues from our Asia/Pacific segment (“APAC”) are primarily generated from Australia/New Zealand, Japan, South Korea, Taiwan, and Indonesia. The following table summarizes our net revenues from continuing operations by country as a percentage of total net revenues from continuing operations (excluding licensees) for each of the last three fiscal years:

	2013	2012	2011
United States	38%	39%	36%
France	12%	11%	12%
Australia/New Zealand	7%	8%	8%
Canada	6%	6%	6%
Spain	5%	6%	7%
Japan	5%	5%	5%
Brazil	3%	3%	3%
Germany	3%	3%	3%
United Kingdom	2%	2%	3%
All other countries	19%	17%	17%

Total	100%	100%	100%

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

For additional information regarding our operating segments, please see note 3, “Segment and Geographic Information”, to our consolidated financial statements.

Product Categories

We offer a combination of apparel, footwear, accessories and related products within each of our core brands. Net revenues from continuing operations by major product category as a percentage of total net revenues from continuing operations for each of the last three fiscal years were as follows:

	2013	2012	2011
Apparel	62%	61%	62%
Footwear	25%	27%	23%
Accessories and related products	13%	12%	15%

Total	100%	100%	100%

Typical retail selling prices of some of our primary products on a segment basis are as follows:

	Americas (USD)	EMEA (Euros)	APAC (AUD)
T-shirt	22	23	34
Walking Short	54	48	55
Snowboard Jacket	192	153	297
Skate Shoe	72	54	56

Seasonality

Although our products are generally available throughout the year, demand for different categories of products changes in different seasons of the year. Sales of shorts, short-sleeve shirts, t-shirts and swimwear are higher during the spring and summer seasons. Sales of pants, long-sleeve shirts, fleece, jackets, sweaters and technical outerwear are higher during the fall and holiday seasons. Our sales fluctuate from quarter to quarter due to these seasonal consumer demand patterns as well as the effect that the Christmas and holiday seasons have on consumer spending. Net revenues from continuing operations (in millions) by quarter for each of the last three fiscal years were as follows:

	2013		2012		2011
1st Quarter	$412	23%	$435	22%	$421	22%
2nd Quarter	447	25%	483	25%	474	25%
3rd Quarter	475	26%	495	26%	493	26%
4th Quarter	476	26%	529	27%	528	27%

	$1,811	100%	$1,942	100%	$1,916	100%

Retail Concepts

We believe retail stores are an important component of our overall global growth strategy. We operate a combination of our proprietary, multi-brand Boardriders Club stores as well as Quiksilver, Roxy and DC brand stores that feature a broad selection of products from our core brands and, at times, a limited selection of products from other brands. The proprietary design of our stores demonstrates our history, authenticity and commitment to surfing and other boardriding sports. In addition to our core brand stores, we operate 130 factory outlet stores in which we offer specifically designed products for this channel as well as prior season products. In various territories, we also operate Quiksilver and Roxy shops primarily within larger department stores. These “shop in shops” require a much smaller initial investment and are typically smaller than a traditional retail store while having many of the same operational characteristics.

As of October 31, 2013, we owned 631 stores in various markets, detailed as follows by format and segment:

Format:	2013	2012	2011
Full-price stores	276	291	283
Shop-in-shops	225	194	155
Factory outlets	130	120	109

Total	631	605	547

Segment:	2013	2012	2011
EMEA	268	271	258
APAC	263	224	172
Americas	100	110	117

Total	631	605	547

In addition to the Company-owned stores noted above, we also had licensed 243 stores to independent retailers in various countries as of October 31, 2013.

Future Season Orders

At the end of November 2013, our backlog totaled $426 million compared to $466 million the year before. Our backlog depends upon a number of factors and fluctuates based upon the timing of trade shows, sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates, decisions regarding brand distribution and product samples, market conditions, and other factors. The timing of shipments also fluctuates from year to year based upon the production of goods, our ability to distribute our products in a timely manner, and customer requests for timing of product delivery. As a consequence, a comparison of backlog from season to season or year to year is not necessarily meaningful and may not be indicative of eventual shipments or forecasted revenues.

Segment Information

We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South and Central America, includes revenues primarily from the U.S., Canada, Brazil and Mexico. Our EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. Our APAC segment, consisting of Asia and Pacific Rim markets, includes revenues primarily from Australia, Japan, New Zealand, South

Korea, Taiwan and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income/(loss) and identifiable assets from continuing operations attributable to our operating segments, see note 3 of our consolidated financial statements.

Product Design and Development

Our apparel, footwear, accessories and related products are designed to support the positioning of our brands. Creative design, innovative fabrics and quality of workmanship are emphasized. Our design and merchandising teams create seasonal product ranges for each of our brands. These design groups constantly monitor local and global fashion trends. We believe our most valuable input comes from our own managers, employees, sponsored athletes and independent sales representatives who are actively involved in surfing, skateboarding, snowboarding and other sports in our core market. This connection with our core market continues to be the inspiration for our products and is key to our reputation for distinct and authentic design. Our global design centers in Huntington Beach, California and St. Jean de Luz, France each develop specific product categories for all regions. These global design centers share inspiration, design concepts, merchandising themes, graphics and style viewpoints that are globally consistent while reflecting local adaptations for differences in geography, culture and taste.

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

During fiscal 2013, no single supplier of finished goods accounted for more than 6% of our consolidated production. Our largest raw material supplier accounted for 81% of our expenditures for raw materials during fiscal 2013, however, our raw materials expenditures comprised less than 1% of our consolidated production costs. We believe that numerous finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these suppliers. However, shortages of raw materials or labor pricing pressures can result in delays in deliveries of our products by our suppliers or in increased costs to us.

We retain independent buying agents, primarily in China, India, and Vietnam, to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, blanks and other products. These agents monitor duties and other trade regulations and perform some of our quality control functions.

We also employ staff in China, Vietnam, Indonesia, India and other countries that are involved in sourcing and quality control functions to assist us in monitoring and coordinating our overseas production. By having employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with our standards of manufacturing practices. Our policies require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the manufacture of products.

We continue to explore new sourcing opportunities for finished goods and raw materials, and we believe we have established solid working relationships over many years with vendors who are financially stable and reputable, and who understand our product quality and delivery standards. However, in the event of any unanticipated substantial disruption of our relationships with, or performance by, key existing suppliers and/or contractors, there could be a short-term adverse effect on our operations.

A portion of our finished goods and raw materials must be committed to and purchased prior to the receipt of customer orders. If we overestimate the demand for a particular product, excess production can generally be distributed in our factory outlet stores or through secondary wholesale distribution channels, although this may be at reduced margins. If we overestimate the purchase of a particular raw material, it can generally be used in garments for subsequent seasons or in garments for distribution through our factory outlet stores or secondary wholesale distribution channels, although this may also be at reduced margins.

Imports and Import Restrictions

We import finished goods and raw materials for our domestic operations under multilateral and bilateral trade agreements between the U.S. and a number of foreign countries, including China and India. These agreements impose duties on the products that are imported into the U.S. from the affected countries. In Europe, we operate in the European Union (“EU”) within which there are few trade barriers. We also operate under constraints imposed on imports of finished goods and raw materials from outside the EU, including quotas and duty charges.

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

We have relationships with leading athletes worldwide. These include Kelly Slater, Rob Dyrdek, and Torah Bright, among many others. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor up-and-coming professionals and amateurs. We believe that these athletes legitimize the performance of our products, maintain an authentic connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.

We have, and may continue to, sponsor certain surf, snow and skateboard events, and our sponsored athletes may participate in certain events and promotions. These events have included world-class boardriding events, such as the Quiksilver Pro (in France and Australia), and the Quiksilver In Memory of Eddie Aikau, which we believe is the most prestigious event among surfers. Some of our Quiksilver, DC and Roxy athletes participate in the Summer and Winter X-Games as well as the Olympics.

Our brand messages are communicated through advertising, public relations, social media, editorial content and other programming in both core and mainstream media. Through various entertainment initiatives, we bring our lifestyle message to an even broader audience through television, films, social media, online video (such as DC’s Gymkhana series on YouTube), books and co-sponsored events and products.

Trademarks, Licensing Agreements and Patents

Trademarks

We own the “Quiksilver” and “Roxy” trademarks and the related mountain and wave and heart logos in virtually every country in the world. Other trademarks we own include “DCSHOECOUSA”, and the “DC Star” logo, among others.

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

As noted above in our discussion of our multi-year Profit Improvement Plan, we plan to develop various licensing opportunities for some of our peripheral product categories over the next several years. We believe that licensing certain peripheral product categories will result in improved product development of our core categories, improved distribution via our licensee partners, and increased profitability. In furtherance of this strategy, in November 2013, we entered into a licensing agreement with a multinational consumer goods sourcing, logistics and distribution group. As part of the agreement, the licensee will design, manufacture and market children’s apparel bearing the Quiksilver and DC brand trademarks in the Americas beginning in the Fall 2014 season.

We license our Hawk brand in the United States to a prominent department store chain. Under the license agreement, the licensee has the exclusive right to manufacture and sell Hawk branded apparel and some related products in its U.S. stores and through its website. We receive royalties from the licensee based upon sales of Hawk branded products. Under the license agreement, we are responsible for product design, and the licensee manages sourcing, distribution, marketing and all other functions relating to the Hawk brand. The term of the current license agreement expires in fiscal 2015 and the licensee has two remaining five-year extensions, exercisable at its option. We retain the right to manufacture and sell Hawk branded products outside of the United States. See “Discontinued Operations” below.

Our patent portfolio contains patents and applications primarily related to wetsuits, skate shoes, watches, boardshorts and snowboard boots.

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

Our retail stores and e-commerce websites also compete with the e-commerce websites of our wholesale accounts, competitive brands, and online-only competitors such as Amazon, Zappos, Zalando, TaoBao, e-Bay, and many other global, regional, and local e-commerce businesses.

Some of our competitors are significantly larger than we are and may have substantially greater resources than we have.

We compete primarily on the basis of successful brand management, product design, product quality, pricing, service and delivery. To remain competitive, we must:

•	maintain our reputation for authenticity in the core outdoor sports lifestyle markets;

•	continue to develop and respond to global fashion and lifestyle trends in our markets;

•	create innovative, high quality and stylish products at appropriate price points;

•	convey our outdoor sports lifestyle messages to consumers worldwide; and

•	source and deliver products on time to our wholesale customers.

Employees

At October 31, 2013, we had approximately 6,300 full-time equivalent employees, consisting of approximately 2,900 in the Americas, approximately 2,000 in EMEA and approximately 1,400 in APAC. None of these employees are represented by trade unions. Certain French employees are represented by workers councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers’ councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers’ councils to be good.

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

Discontinued Operations

One of the primary elements of our multi-year Profit Improvement Plan involves divesting or exiting certain non-core businesses in order to improve our focus on our three flagship brands. In November 2013, we completed the sale of Mervin Manufacturing, Inc., a manufacturer of snowboards and related products under the “Lib-Technologies” and “GNU” brands, (“Mervin”) for $58 million, subject to a final working capital adjustment. Additionally, we are in active negotiations to sell Hawk Designs, Inc., our subsidiary that owns and operates our “Hawk” brand, (“Hawk”) and our majority stake in U.K.-based Surfdome Shop, Ltd., a multi-brand e-commerce retailer, (“Surfdome”). As a result of these efforts, each of our Mervin, Hawk and Surfdome businesses were classified as “held for sale” as of October 31, 2013 and are presented as discontinued operations in our consolidated financial statements for all periods presented. See note 18 to our consolidated financial statements, “Discontinued Operations”, for further discussion of the operating results of our discontinued businesses.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to execute our mission and strategies;

•	our ability to achieve the financial results that we anticipate;

•	our ability to successfully implement our multi-year Profit Improvement Plan;

•	our ability to effectively transition our supply chain and certain other business processes to global scope;

•	future expenditures for capital projects, including the ongoing implementation of our global enterprise-wide reporting system;

•	increases in production costs and raw materials and disruptions in the supply chains for these materials;

•	deterioration of global economic conditions and credit and capital markets;

•	potential non-cash asset impairment charges for goodwill, intangible assets or other fixed assets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations;

•	interest rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations;

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;

•	the occurrence of hostilities or catastrophic events;

•	changes in customer demand; and

•	disruptions to our computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Our business faces numerous risks, many of which are beyond our control. The impact of these risks, as well as other unforeseen risks, could have a material negative impact on our business, financial condition or results of operations. The trading price of our common stock or our senior notes could decline as a result. You should consider these risks before deciding to invest in, or maintain your investment in, our common stock or senior notes.

Our profit improvement plan may not be successful in improving our results of operations or financial condition.

In May 2013, we announced a multi-year profit improvement plan designed to improve upon our fiscal 2012 Adjusted EBITDA results by an estimated $150 million when fully implemented in 2016. The plan includes certain changes in our strategic focus, senior management, operational processes and organizational structure and calls for further supply chain optimization, reduction of corporate overhead, divestiture of certain non-core brands, licensing of certain product categories, reprioritization of marketing investments, revenue growth and improved pricing management. It may take longer than anticipated to generate the expected benefits from these changes and there can be no guarantee that these changes will result in improved operating results. If we are not successful in implementing these changes and executing the plan in a timely and efficient manner, we may not realize the benefits we expect. Additionally, as we work to globalize certain business processes, changes in existing processes may result in unforeseen issues and complications that could have an adverse impact on our results of operations and financial condition.

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

The apparel, footwear and accessories industries are each highly competitive. We compete against a number of domestic and international designers, manufacturers, retailers and distributors of apparel, footwear and accessories. In order to compete effectively, we must (1) maintain the image of our brands and our reputation for authenticity in our core boardriding markets; (2) be flexible and innovative in responding to rapidly changing market demands; and (3) offer consumers a wide variety of high quality products at competitive prices.

The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. A small number of our global competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as sales, marketing, strategic acquisitions and athlete endorsements. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product categories. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. In addition, if our sponsored athletes terminate their relationships with us and endorse the products of our competitors, we may be unable to obtain endorsements from other comparable athletes. If we fail to retain our competitive position, our sales could decline significantly which would have a material adverse impact on our results of operations, financial condition and liquidity.

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

We maintain an inventory of selected products that we anticipate will be in demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

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

Consumer demand for our products can fluctuate significantly from quarter to quarter and year to year. Consumer demand is dependent on many factors, including customer acceptance of our product designs, fashion trends, economic conditions, changes in consumer spending, weather patterns during peak selling periods, and numerous other factors beyond our control. The seasonality of our business and/or misjudgment in anticipating consumer demands could have a material adverse effect on our financial condition and results of operations.

Our industry is subject to pricing pressures that may adversely impact our financial performance.

We source many of our products offshore because manufacturing costs, particularly labor costs, are generally less than in the U.S. Many of our competitors also source their products offshore, possibly at lower costs than ours, and they may use these cost savings to reduce prices. To remain competitive, we may be forced to adjust our prices from time to time in response to these pricing pressures. As a result, our financial performance may be negatively affected if we are forced to reduce our prices while we are unable to reduce production costs or our production costs increase and we are unable to proportionately increase our prices. Any inability on our part to effectively respond to changing prices and sourcing costs could have a material adverse impact on our results of operations, financial condition and liquidity.

Fluctuations in the cost and availability of raw materials, labor, and transportation could cause manufacturing delays and increase our costs.

The prices of the fabrics used to manufacture our products depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly. The cost of logistics and transportation fluctuates in large part due to the price of oil. Any fluctuations in the cost and availability of any of our raw materials or other sourcing costs could have a material adverse effect on our gross margins and our ability to meet consumer demands.

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

We have operations in certain emerging markets and developing countries where the risk of asset misappropriation, theft, other crimes, or frivolous claims is higher than in more developed countries. Likewise, there is less protection for intellectual property rights of foreign companies in these jurisdictions. These risks can significantly increase the cost of operations in such markets.

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

If our independent manufacturers fail to comply with appropriate laws, regulations, safety codes, employment practices, human rights, quality standards, environmental standards, production practices, or other obligations and norms, our reputation and brand image could be negatively impacted and we could be exposed to litigation and additional costs which would adversely affect our operational efficiency and results of operations.

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

Our performance is significantly impacted by the efforts and abilities of our senior management team. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our business objectives. If we are unable to recruit and retain qualified management personnel in a timely manner, our results of operations and financial condition could suffer.

We have granted performance based restricted stock units to our senior management team that have the potential to generate compensation that could be substantial to them as individuals. These restricted stock units vest upon achievement of specified common stock price thresholds and completion of the required service period. There is not a required post-vesting service period for the grantees. If our outstanding restricted stock units held by members of our senior management team ultimately vest, the risk of management turnover would be heightened and a departure of any portion of the senior management team could have an adverse impact on our operations and financial condition.

Our debt obligations expose us to certain risks.

Our levels of debt and leverage may have negative consequences to us, including the following:

•	we may have difficulty satisfying our obligations with respect to our indebtedness, and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required interest and, where applicable, principal payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	we may be subject to credit reductions and other changes in our business relationships with our suppliers, vendors and customers if they perceive that we would be unable to pay our debts to them in a timely manner;

•	we have credit facilities that are subject to periodic review and renewal, and we may be unable to extend these facilities at terms favorable to us, requiring the use of cash on hand or available credit; and

•	we may be placed at a competitive disadvantage against less leveraged competitors.

The agreements governing our debt obligations contain various covenants that impose restrictions on us that may affect our ability to operate our business.

The agreements, including indentures, governing our indebtedness impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios. In addition, the agreements limit or prohibit our ability to, among other things:

•	incur additional debt and guarantees;

•	pay distributions or dividends and repurchase stock;

•	make other restricted payments, including without limitation, certain restricted investments;

•	create liens;

•	enter into agreements that restrict dividends from subsidiaries;

•	engage in transactions with affiliates; and

•	enter into mergers, consolidations or sales of substantially all of our assets, including restrictions on the use of proceeds from sales of certain asset groups.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

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

A valuable element of our marketing strategy has been to obtain endorsements from prominent athletes, which contribute to the authenticity and image of our brands. We believe that this strategy has been an effective means of gaining brand exposure worldwide and creating broad appeal for our products. We cannot be certain that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes to endorse our products. We also are subject to risks related to the selection of athletes whom we choose to endorse our products. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be effective. Our inability to obtain endorsements from professional athletes could adversely affect our ability to market and sell our products, resulting in loss of revenues and a loss of profitability.

In some cases, we sign multi-year contracts with sponsored athletes. If we should later wish to terminate the contract prior to the expiration date, we could be required to pay an early termination penalty, or negotiated release payment, which could have an adverse effect on our business and results of operations.

Difficulties in implementing our new global Enterprise Resource Planning system and other technologies could impact our ability to design, produce and ship our products on a timely basis.

We are in the process of implementing the SAP Apparel and Footwear Solution in addition to certain peripheral technologies as our core operational and financial system (together, “ERP”). The ongoing implementation of the ERP is a key part of our continuing efforts to manage our business more effectively by eliminating redundancies and enhancing our overall cost structure and margin performance. Difficulties in implementing SAP and integrating peripheral technologies to this new ERP could impact our ability to design, produce and ship our products on a timely basis, and thereby have an adverse effect on our business, financial condition and results of operations.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our supply chain, ship products to customers, and invoice customers on a timely basis depends significantly on several key information systems. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security of any of these systems, could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem or breach.

In addition, hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks. Despite security measures that we and our third party vendors have in place, any breach of our or our third party service providers’ networks may result in the loss of valuable business data, our customers’ or employees’ personal information, or a disruption of our business, which could give rise to unwanted media attention, damage our customer relationships and reputation, and result in lost sales, fines or lawsuits. In addition, we must comply with increasingly complex regulatory standards enacted to protect this business and personal data. Any inability to maintain compliance with these regulatory standards could expose us to risks of litigation and liability, and adversely impact our results of operations and financial condition.

Changes in foreign currency exchange rates could affect our reported revenues and costs.

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from U.S. transactions that are not denominated in U.S. dollars and to the current volatility and uncertainty concerning the euro. If we are unsuccessful in hedging these potential losses, our operating results could be negatively impacted and our cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge such risks. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position. We may use foreign currency exchange contracts, or other derivatives, to hedge certain currency exchange risks. Such derivatives may expose us to counterparty risks and there can be no guarantee that such derivatives will be effective as hedges.

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

Financial difficulties of our wholesale customers (independent retailers) may negatively impact our profitability.

Our wholesale business has been negatively impacted in certain jurisdictions due to financial difficulties experienced by various independent retailers that purchase our products. Our business may continue to be adversely impacted in the future as a result of the financial difficulties of such retailers. Any continuation of financial difficulties for, or deterioration in the financial health of, our current or prospective wholesale customers could result in decreased sales, uncollectible receivables, increased product returns, or an inability to generate new business. Also, any consolidation of retail accounts, or concentration of market share in a specific area, could significantly increase our credit risk. Any or all of these factors could have a material adverse effect on our business, financial condition, and results of operations.

Actions by our licensee partners could adversely impact our brand reputation.

We have licensed certain product categories to third party licensees which have the right to design, source, and sell certain products bearing our trademarks. Failure of our licensees to source quality products or to comply with laws, regulations, or other standards could harm the reputation of our brands and thereby have an adverse effect on our business, financial condition, and results of operations.

Employment related matters may affect our profitability.

As of October 31, 2013, we had no unionized employees, but certain French employees are represented by workers’ councils. As we have little control over union activities, we could face difficulties in the future should our workforce become unionized. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers’ councils.

The effects of war, acts of terrorism, natural disasters or other unforeseen wide-scale events could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism, and associated heightened security measures and military actions in response to acts of terrorism, has disrupted commerce and has intensified uncertainties in the U.S. and international economies. Any further acts of terrorism, a future war, or a widespread natural or other disaster, such as the earthquake and resulting tsunami and radioactivity issues in Japan, may disrupt commerce, undermine consumer confidence and lead to a further downturn in the U.S. or international economies, which could negatively impact our revenues. Furthermore, an act of terrorism or war, or the threat thereof, or any natural or other disaster that results in unforeseen interruptions of commerce could negatively impact our business by interfering with our ability to obtain products from our manufacturers.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could adversely affect our business.

We are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). As a result, we have incurred and expect to continue to incur substantial expenses to comply with SOX 404 requirements. If, for any reason, our SOX 404 compliance efforts fail to result in an unqualified opinion regarding the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business, stock price and ability to attract credit. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to: (1) accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital, our results of operations, and our financial condition; and (2) appropriately manage or control our operations, which could adversely impact our results of operations.

If our goodwill, other intangible assets, or other fixed assets become impaired, we may be required to record a significant charge to our earnings.

We may be required to record future impairments of goodwill to the extent the fair value of any of our reporting units becomes less than its carrying value. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates, gross profit performance, and other assumptions used to estimate goodwill recoverability, future reductions in our expected cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on our results of operations and financial condition.

We also have certain other intangible assets including, but not limited to, intellectual property and deferred tax assets, as well as fixed assets in our Company-owned retail stores, which could be at risk of impairment or may require valuation reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of October 31, 2013, our principal facilities in excess of 40,000 square feet were as follows:

Location	Principal Use	Square Footage	Lease Expiration
Huntington Beach, CA	Offices	223,000	2030	*
Huntington Beach, CA	Offices	120,000	2034	*
Mira Loma, CA	Distribution center	683,000	2027	*
St. Jean de Luz, France	Offices	151,000	N/A	**
St. Jean de Luz, France	Distribution center	127,000	N/A	**
St. Jean de Luz, France	Offices	67,000	2030	*
Rives, France	Distribution center	206,000	2016
Torquay, Australia	Offices	54,000	2024	*
Geelong, Australia	Distribution center	81,000	2038	*
Geelong, Australia	Distribution center	134,000	2039	*

*	Includes extension periods exercisable at our option.
**	These locations are owned.

As of October 31, 2013, we operated 100 retail stores in the Americas, 268 retail stores in EMEA, and 263 retail stores in APAC on leased premises. The leases for our facilities, including retail stores, required aggregate annual rentals of approximately $123 million in fiscal 2013. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. We believe that our corporate, distribution and retail leased facilities are suitable and adequate to meet our current needs.

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

	High	Low
Fiscal 2013
4th quarter ended October 31, 2013	$8.55	$4.81
3rd quarter ended July 31, 2013	8.13	5.74
2nd quarter ended April 30, 2013	6.83	5.65
1st quarter ended January 31, 2013	6.67	3.20

Fiscal 2012
4th quarter ended October 31, 2012	$3.72	$2.60
3rd quarter ended July 31, 2012	3.53	2.09
2nd quarter ended April 30, 2012	4.89	3.38
1st quarter ended January 31, 2012	4.48	2.70

We have historically reinvested our earnings in our business and have never paid a cash dividend. No change in this practice is currently being considered. Any payment of cash dividends in the future will be determined by our Board of Directors, considering conditions existing at that time, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the indentures related to our senior notes and under our other debt agreements, we must obtain prior consent to pay dividends to our stockholders above a pre-determined amount.

On December 12, 2013, there were 871 holders of record of our common stock and an estimated 31,300 beneficial stockholders.

Item 6.	SELECTED FINANCIAL DATA

The statements of operations and balance sheet data shown below were derived from our consolidated financial statements. These consolidated financial statements have been restated to give effect to the classification of Mervin Manufacturing, Inc., Hawk Designs, Inc. and Surfdome Shop, Ltd. as discontinued operations for all periods presented. See note 18, “Discontinued Operations”, to our consolidated financial statements for a discussion of the operating results of our discontinued businesses. Our consolidated financial statements as of October 31, 2013 and 2012 and for each of the three years in the period ended October 31, 2013, included herein, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended October 31,
Amounts in thousands, except ratios and per share data	2013(1)(2)	2012(1)(2)	2011(1)(2)	2010(1)(2)	2009(1)(2)

Statements of Operations Data:
Revenues, net	$1,810,570	$1,941,849	$1,916,327	$1,806,315	$1,950,890
(Loss)/income before provision for income taxes	(73,191)	(13,341)	(42,501)	5,489	(8,722)
Loss from continuing operations(3)	(238,766)	(18,019)	(27,421)	(17,489)	(74,971)
Income/(loss) from discontinued operations(3)	6,201	7,263	6,163	7,805	(117,071)
Net loss(3)	(232,565)	(10,756)	(21,258)	(9,684)	(192,042)
Loss per share from continuing operations(3)	(1.43)	(0.11)	(0.17)	(0.13)	(0.59)
Income/(loss) per share from discontinued operations(3)	0.04	0.04	0.04	0.06	(0.92)
Net loss per share(3)	(1.39)	(0.07)	(0.13)	(0.07)	(1.51)
Loss per share from continuing operations, assuming dilution(3)	(1.43)	(0.11)	(0.17)	(0.13)	(0.59)
Income/(loss) per share from discontinued operations, assuming dilution(3)	0.04	0.04	0.04	0.06	(0.92)
Net loss per share, assuming dilution(3)	(1.39)	(0.07)	(0.13)	(0.07)	(1.51)
Weighted average common shares outstanding(4)	167,255	164,245	162,430	135,334	127,042
Weighted average common shares outstanding, assuming dilution(4)	167,255	164,245	162,430	135,334	127,042

Balance Sheet Data:
Total assets	$1,620,470	$1,718,240	$1,764,223	$1,696,121	$1,852,608
Working capital	548,216	549,253	581,361	537,439	561,697
Lines of credit	—	18,147	18,335	22,586	32,592
Long-term debt	831,300	739,822	729,351	706,187	1,006,661
Stockholders’ equity(3)	369,706	583,310	610,098	610,368	456,595

Other Data:
Adjusted EBITDA(5)	$82,344	$128,974	$183,787	$194,348	$126,233
Current ratio	2.5	2.5	2.6	2.6	2.3
Return on average stockholders’ equity(6)	(50.1)%	(3.0)%	(4.5)%	(3.3)%	(14.2)%

(1)	Fiscal 2013, 2012, 2010 and 2009 include retail store asset impairments of $12 million, $7 million, $12 million and $11 million, respectively. Fiscal 2011 includes goodwill and retail store asset impairments of $86 million.
(2)	Fiscal 2013 and 2012 reflect the operations of Surfdome as discontinued operations. All fiscal years reflect the operations of Mervin and Hawk as discontinued operations. Fiscal 2010 and 2009 also reflect the operations of Rossignol and Cleveland Golf as discontinued operations.
(3)	Attributable to Quiksilver, Inc.
(4)	The significant increase in weighted average common shares outstanding and weighted average common shares outstanding, assuming dilution from fiscal 2009 to fiscal 2010 and from fiscal 2010 to fiscal 2011 is primarily due to the debt-for-equity exchange that occurred in August 2010, in which we exchanged $140 million of outstanding debt for 31.1 million shares, which represents an exchange price of $4.50 per share.
(5)

Adjusted EBITDA is defined as net loss from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) provision/(benefit) for income taxes, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of loss from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA:

	Year Ended October 31,
in thousands	2013	2012	2011	2010	2009
Loss from continuing operations attributable to Quiksilver, Inc.	$(238,766)	$(18,019)	$(27,421)	$(17,489)	$(74,971)
Provision/(benefit) for income taxes	166,220	3,904	(18,468)	19,564	63,323
Interest expense, net	71,049	60,885	73,817	114,109	63,923
Depreciation and amortization	49,958	52,418	55,072	53,676	54,806
Non-cash stock-based compensation expense	21,556	22,552	14,414	12,831	8,415
Non-cash asset impairments	12,327	7,234	86,373	11,657	10,737

Adjusted EBITDA	$82,344	$128,974	$183,787	$194,348	$126,233

(6)	Computed based on loss from continuing operations attributable to Quiksilver, Inc. divided by the average of beginning and ending Quiksilver, Inc. stockholders’ equity.

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

Overview

We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. We reincorporated in Delaware and went public in 1986 and, in subsequent years, acquired the worldwide licenses and trademarks that created the global company that we are today. Our business is rooted in the strong heritage and authenticity of our core brands, Quiksilver, Roxy and DC, each of which caters to the casual, outdoor lifestyle associated with surfing, skateboarding, snowboarding, BMX and motocross, among other activities. Today, our products are sold in over 100 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, sporting goods stores, discount centers, specialty stores and select department stores), 874 owned or licensed Company retail stores, and via our e-commerce websites. We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment includes revenues primarily from the United States, Canada, Brazil and Mexico. Our EMEA segment includes revenues primarily from continential Europe, the United Kingdom, Russia and South Africa. Our APAC segment includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations along with revenues from sourcing services for our licensees.

Multi-Year Profit Improvement Plan

In May 2013, we announced a multi-year Profit Improvement Plan, or “PIP”, designed to accelerate our three fundamental strategies of strengthening brands, growing sales and driving operational efficiencies. The PIP’s initiatives focus on prioritizing our three core brands, globalizing key functions and reducing our cost structure.

Important elements of the PIP include:

•	clarifying the positioning of our three flagship brands (Quiksilver, Roxy and DC);

•	divesting or exiting certain non-core brands;

•	globalizing product design and merchandising;

•	licensing of secondary or peripheral product categories;

•	reprioritization of marketing investments to emphasize in-store and print marketing along with digital and social media;

•	continued investment in emerging markets and e-commerce;

•	improving sales execution;

•	optimizing our supply chain;

•	reducing product styles;

•	centralizing global responsibility for key functions, including product design, supply chain, marketing, retail stores, licensing and administrative functions; and

•	closing underperforming retail stores, reorganizing wholesale sales operations, implementing greater pricing disciplines, and improving product segmentation.

We expect that the PIP, when fully implemented by the end of fiscal 2016, will improve Adjusted EBITDA by approximately $150 million compared with fiscal 2012 results. Of this increase, approximately 50% is expected to come from supply chain optimization and the rest is expected to be primarily comprised of corporate overhead reductions, licensing opportunities and improved pricing management, along with modest net revenue growth. We believe we have made meaningful progress on our PIP during the second half of fiscal 2013.

Discontinued Operations

One of the elements of our multi-year Profit Improvement Plan involves divesting or exiting certain non-core businesses in order to improve our focus on our three flagship brands. In November 2013, we completed the sale of Mervin Manufacturing, Inc., a manufacturer of snowboards and related products under the “Lib-Technologies” and “GNU” brands, (“Mervin”) for $58 million, subject to a final working capital adjustment. Additionally, we are in active negotiations to sell Hawk Designs, Inc., our subsidiary that owns and operates our “Hawk” brand, (“Hawk”) and our majority stake in U.K.-based Surfdome Shop, Ltd., a multi-brand e-commerce retailer, (“Surfdome”). As a result of these efforts, each of our Mervin, Hawk and Surfdome businesses were classified as “held for sale” as of October 31, 2013 and are presented as discontinued operations in our consolidated financial statements for all periods presented. The following financial information has also been adjusted to exclude the operations of these discontinued businesses. See note 18 to our consolidated financial statements, “Discontinued Operations”, for further discussion of the operating results of our discontinued businesses.

Results of Operations

The following table sets forth selected statement of operations data from continuing operations expressed as a percentage of net revenues for the fiscal years indicated. The discussion that follows should be read in conjunction with the table:

	Year Ended October 31,
	2013	2012	2011
Statements of Operations data
Revenues, net	100.0%	100.0%	100.0%
Gross profit	48.2	48.5	52.2
Selling, general and administrative expense	47.4	45.7	46.0
Asset impairments	0.7	0.4	4.5

Operating income	0.1	2.4	1.6
Interest expense, net	3.9	3.1	3.9
Foreign currency loss/(gain)	0.3	(0.1)	(0.0)

Loss before provision/(benefit) for income taxes	(4.0)%	(0.7)%	(2.2)%

Other data
Adjusted EBITDA (1)	4.5%	6.6%	9.6%

(1)	For a definition of Adjusted EBITDA and a reconciliation of loss from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (5) to the table under Item 6. Selected Financial Data.

Fiscal 2013 Compared to Fiscal 2012

Revenues, net

Revenues, net – By Segment

The following table presents consolidated net revenues from continuing operations (in millions) by segment in historical currency for each of fiscal 2013 and 2012:

	Americas	EMEA	APAC	Corporate	Total
Fiscal 2013	$893	$632	$282	$4	$1,811
Fiscal 2012	961	672	306	4	1,942
% decrease	(7)%	(6)%	(8)%		(7)%

Our net revenues for fiscal 2013 were $1.81 billion, a decrease of $131 million or 7% from $1.94 billion in fiscal 2012. The $131 million decrease in net revenues in fiscal 2013 was driven by a high-single digit percentage decrease in net revenues across all three regional segments with Americas segment revenues down $68 million, EMEA segment revenues down $40 million and APAC segment revenues down $24 million. The decline in net revenues in our APAC segment in fiscal 2013 was almost entirely due to unfavorable changes in foreign currency exchange rates between fiscal 2013 and fiscal 2012. Absent changes in foreign currency exchange rates, APAC net revenues decreased by less than $1 million in fiscal 2013. A more detailed discussion of net revenue changes by segment, brand and channel as adjusted for changes in foreign currency exchange rates (i.e., in constant currency) is set forth below.

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

The following table presents consolidated net revenues from continuing operations (in millions) by segment in constant currency for each of fiscal 2013 and 2012:

	Americas	EMEA	APAC	Corporate	Total
Fiscal 2013	$893	$632	$282	$4	$1,811
Fiscal 2012	954	681	283	4	1,921
% decrease	(6)%	(7)%	(0)%		(6)%

In constant currency, net revenues in the Americas segment decreased 6% versus the prior year due to a low double-digit percentage decline in DC brand net revenues and a high-single digit percentage decline in Quiksilver brand net revenues, partially offset by a low-single digit percentage increase in Roxy brand net revenues. By distribution channel, Americas net revenues declined by a high-single digit percentage in both the wholesale and retail channels and were flat in the e-commerce channel. Americas net revenues declined by a high-single digit percentage in the United States, partially offset by growth outside of the U.S., particularly in the emerging markets of Brazil and Mexico. Net revenues in the EMEA segment decreased 7% versus the prior year primarily due to a low-double digit percentage decline in the wholesale distribution channel partially offset by growth in the e-commerce and retail distribution channels. EMEA net revenues declined across all three core brands. Net revenues declined in Spain (low-double digit percentage decrease) and France (low-single digit percentage decrease) due, in part, to the negative economic circumstances in those countries. These declines were partially offset by continued net revenue growth in Russia and Germany. Net revenues in the APAC segment were flat to last year with low-double digit percentage growth in DC brand net revenues offset by low-single digit percentage declines in Quiksilver and Roxy brand net revenues. By distribution channel, APAC net revenue growth in the e-commerce and retail channels was offset by a net revenue decline in the wholesale channel. Net revenue growth in APAC emerging markets, particularly South Korea and Indonesia, as well as Japan was offset by a net revenue decrease in Australia/New Zealand due to continuing economic challenges in those countries.

Revenues, net – By Brand

Net revenues by brand from continuing operations (in millions), in both historical and constant currency, for each of fiscal 2013 and 2012 were as follows:

Net Revenue by Brand in Historical Currency (as reported):

	Quiksilver	DC	Roxy	Other	Total
Fiscal 2013	$721	$542	$511	$36	$1,811
Fiscal 2012	784	593	530	35	1,942
% (decrease)/increase	(8)%	(9)%	(4)%	4%	(7)%

Net Revenue by Brand in Constant Currency (current year exchange rates):

	Quiksilver	DC	Roxy	Other	Total
Fiscal 2013	$721	$542	$511	$36	$1,811
Fiscal 2012	775	588	522	35	1,921
% (decrease)/increase	(7)%	(8)%	(2)%	4%	(6)%

Quiksilver brand net revenues decreased 8% on an as reported basis with single-digit percentage decreases across all three regional segments. By channel, Quiksilver net revenues decreased in both the wholesale and retail channels across all three regional segments but grew within the e-commerce channel in all regional segments. DC brand net revenues decreased 9% on an as reported basis due to a low double-digit percentage decline in the wholesale channel in the Americas and single-digit percentage declines in the wholesale channel in the EMEA and APAC segments. DC brand net revenues grew in the retail and e-commerce channels across all three regional segments. Roxy brand net revenues decreased 4% on an as reported basis due to a low double-digit percentage net revenue decline in the APAC segment, partially offset by single-digit percentage net revenue growth in the Americas wholesale channel. By channel, Roxy brand net revenues declined in each of the wholesale and retail channels, partially offset by e-commerce growth within the EMEA and APAC regional segments.

Revenues, net – By Channel

Net revenues by channel from continuing operations (in millions), in both historical and constant currency, for each of fiscal 2013 and 2012 were as follows:

Net Revenue by Channel in Historical Currency (as reported):

	Wholesale	Retail	E-com	Total
Fiscal 2013	$1,294	$447	$69	$1,811
Fiscal 2012	1,430	457	55	1,942
% (decrease)/increase	(10)%	(2)%	25%	(7)%

Net Revenue by Channel in Constant Currency (current year exchange rates):

	Wholesale	Retail	E-com	Total
Fiscal 2013	$1,294	$447	$69	$1,811
Fiscal 2012	1,414	451	55	1,921
% (decrease)/increase	(9)%	(1)%	25%	(6)%

Wholesale net revenues decreased 10% on an as reported basis across all three regional segments and all three core brands, most significantly in the DC and Quiksilver brands and the EMEA and Americas regional segments. Significant economic difficulties in Europe have continued to result in the loss of many small accounts in our EMEA segment. Retail net revenues decreased 2% on an as reported basis primarily due to single-digit percentage declines in the Americas and APAC segments, partially offset by low-single digit percentage growth in the EMEA segment. By brand, Quiksilver and Roxy brand net revenues declined by a single-digit percentage, partially offset by double-digit percentage growth in DC brand net revenues. E-commerce net revenues increased 25% versus the prior year due to significant growth across all three core brands, particularly within the EMEA and APAC segments.

Gross Profit

Gross profit from continuing operations decreased to $872 million in fiscal 2013 from $941 million in fiscal 2012. Gross margin decreased 30 basis points to 48.2% of net revenues in fiscal 2013 from 48.5% in the prior year, primarily due to increased discounting associated with DC brand net revenues within our wholesale channel. We entered fiscal 2013 with a higher level of DC inventory in the wholesale channel than we planned, which resulted in higher discounting to clear this product. Gross margin as a percentage of net revenues by regional segment for each of fiscal 2013 and 2012 was as follows:

	2013	2012	Basis Point Change
Americas	41.5%	42.5%	(100) bp
EMEA	56.7%	56.1%	60 bp
APAC	51.0%	51.2%	(20) bp
Consolidated	48.2%	48.5%	(30) bp

Gross margin in the Americas and APAC segments declined versus the prior year primarily due to increased discounting associated with the DC brand within the wholesale channel. These decreases were partially offset by improved wholesale gross margins in our EMEA segment as a result of reduced discounting versus the prior year and the benefit of aged inventory liquidation, which left us with less aged inventory than the prior year. As of October 31, 2013, aged inventory was approximately 6% of total inventory, a reduction of 100 basis points versus October 31, 2012.

Selling, General and Administrative Expense

Selling, general and administrative expenses from continuing operations (“SG&A”) decreased $31 million, or 3%, to $858 million in fiscal 2013 compared to $888 million in fiscal 2012. The decrease in SG&A was primarily due to reduced employee compensation expenses and event-related marketing expenses, partially offset by higher severance and early lease termination costs as well as increased e-commerce expenses associated with the expansion of our online business. Severance expenses were approximately $26 million in fiscal 2013 compared to approximately $13 million in fiscal 2012. SG&A by segment (in millions) as reported for fiscal 2013 and 2012 was as follows:

	2013		2012		$ Change	Basis Point Change
	$	% of Net Revenues	$	% of Net Revenues
Americas	320	35.8%	349	36.4%	(29)	(60) bp
EMEA	324	51.4%	323	48.0%	1	340 bp
APAC	146	51.9%	157	51.4%	(11)	50 bp
Corporate Operations	67		59		8

Consolidated	858	47.4%	888	45.7%	31	170 bp

As a percentage of net revenues, SG&A increased 170 basis points to 47.4% in fiscal 2013 compared to 45.7% in fiscal 2012, primarily due to the net revenue decline in fiscal 2013. SG&A increased as a percentage of net revenues in each of the EMEA and APAC segments primarily due to net revenue declines outpacing any SG&A reductions in fiscal 2013. SG&A improved 60 basis points in the Americas segment as the 8% reduction in SG&A expense was less than the 7% decrease in net revenues.

Asset Impairments

Asset impairment charges were $12 million in fiscal 2013 compared to $7 million in fiscal 2012. Impairment charges in fiscal 2013 were related to certain underperforming retail stores, discontinuation of certain brands and trademarks associated with those brands.

Non-operating Expenses

Net interest expense was $71 million in fiscal 2013 compared to $61 million in fiscal 2012. Interest expense in fiscal 2013 includes a $3 million write-off of debt issuance costs related to our senior notes due April 2015 that were redeemed in August 2013 (see note 8 to the consolidated financial statements). The remaining increase in interest expense was primarily due to the higher interest rates associated with our recently issued senior notes due 2018 and 2020 compared to the senior notes which were redeemed.

Our foreign currency loss amounted to $5 million in fiscal 2013 compared to a foreign currency gain of $2 million in fiscal 2012. The current year loss resulted primarily from the foreign currency exchange effect of certain U.S. dollar denominated liabilities of our foreign subsidiaries.

Our income tax expense was $166 million in fiscal 2013 compared to $4 million in fiscal 2012. Income tax expense for fiscal 2013 includes a $157 million non-cash valuation allowance recorded during the fourth quarter against deferred tax assets primarily in our EMEA segment. Although we incurred a net loss during each of fiscal 2013 and 2012, we incurred income tax expense as we were unable to benefit from the losses in certain jurisdictions where we have recorded valuation allowances.

Net Loss attributable to Quiksilver, Inc.

Our net loss from continuing operations attributable to Quiksilver, Inc. in fiscal 2013 was $239 million, or $1.43 per share, compared to $18 million, or $0.11 per share, for fiscal 2012. The increased net loss was primarily attributable to the $157 million non-cash deferred tax valuation allowance and lower gross profit in fiscal 2013 as noted above.

Adjusted EBITDA

Adjusted EBITDA from continuing operations decreased 36% to $82 million in fiscal 2013 compared to $129 million in fiscal 2012 primarily due to the gross profit decrease noted above. For a definition of Adjusted EBITDA and a reconciliation of loss from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (5) to the table under Item 6, Selected Financial Data.

Fiscal 2012 Compared to Fiscal 2011

Revenues, net

Revenues, net – By Segment

The following table presents consolidated net revenues from continuing operations (in millions) by segment in historical currency for each of fiscal 2012 and 2011:

	Americas	EMEA	APAC	Corporate	Total
Fiscal 2012	$961	$672	$306	$4	$1,942
Fiscal 2011	885	755	272	5	1,916
% increase/(decrease)	9%	(11)%	13%		1%

Our net revenues for fiscal 2012 were $1.94 billion, up $26 million or 1% from $1.92 billion in fiscal 2011. The $26 million increase in net revenues in fiscal 2012 was driven by a $76 million increase in our Americas segment and a $34 million increase in our APAC segment, partially offset by a $83 million decline in our EMEA segment. The decline in net revenues in our EMEA segment in fiscal 2012 was primarily due to unfavorable changes in foreign currency exchange rates between fiscal 2012 and fiscal 2011. Absent changes in foreign currency exchange rates, EMEA net revenues decreased 4% in fiscal 2012. A more detailed discussion of net revenue changes by segment, brand and channel as adjusted for changes in foreign currency exchange rates (i.e., in constant currency) is set forth below.

The following table presents consolidated net revenues from continuing operations (in millions) by segment in constant currency for each of fiscal 2012 and 2011:

	Americas	EMEA	APAC	Corporate	Total
Fiscal 2012	$961	$672	$306	$4	$1,942
Fiscal 2011	875	700	273	4	1,852
% increase/(decrease)	10%	(4)%	12%		5%

In constant currency, net revenues in the Americas segment increased 10% versus the prior year due to low double-digit percentage growth in Roxy and DC brand net revenues and high-single digit percentage growth in Quiksilver brand net revenues. Americas net revenues grew across all three distribution channels, particularly within the wholesale channel. Net revenues in the EMEA segment decreased 4% versus the prior year, primarily due to low double-digit percentage declines in Quiksilver and Roxy brand net revenues in the wholesale channel. These declines were partially offset by low-double digit percentage growth in DC brand net revenues and growth in the e-commerce and retail channels. Net revenues declined throughout the EMEA segment, but most prominently within France, Spain and the United Kingdom due, in part, to the negative economic circumstances in those countries. These declines were partially offset by net revenue growth in Russia. Net revenues in the APAC segment increased 12% due to strong growth across all three core brands as well as in the wholesale and retail distribution channels. Net revenue growth in emerging markets, particularly Indonesia and South Korea, contributed significantly to the APAC net revenue growth.

Revenues, net – By Brand

Net revenues by brand from continuing operations (in millions), in both historical and constant currency, for each of fiscal 2012 and 2011 were as follows:

Net Revenue by Brand in Historical Currency (as reported):

	Quiksilver	DC	Roxy	Other	Total
Fiscal 2012	$784	$593	$530	$35	$1,942
Fiscal 2011	806	545	516	49	1,916
% (decrease)/increase	(3)%	9%	3%	(29)%	1%

Net Revenue by Brand in Constant Currency (current year exchange rates):

	Quiksilver	DC	Roxy	Other	Total
Fiscal 2012	$784	$593	$530	$35	$1,942
Fiscal 2011	774	530	501	48	1,852
% increase/(decrease)	1%	12%	6%	(27)%	5%

Quiksilver brand net revenues decreased 3% on an as reported basis due to a significant decline in EMEA segment wholesale revenues. In constant currency, Quiksilver brand net revenues increased 1% with low double-digit percentage growth in the APAC segment and high single-digit percentage growth in the Americas segment, partially offset by a high single-digit percentage decrease in the EMEA segment. By channel, Quiksilver net revenues increased in both the retail and e-commerce channels and decreased slightly in the wholesale channel. DC brand net revenues increased 9% on an as reported basis and 12% in constant currency with double-digit percentage growth across all three regional segments. DC net revenues grew in each distribution channel during fiscal 2012. Roxy brand net revenues increased 3% on an as reported basis and 6% in constant currency with strong growth in the Americas and APAC segments partially offset by a high-single digit percentage decrease in the EMEA segment. Roxy net revenues grew in each distribution channel during fiscal 2012.

Revenues, net – By Channel

Net revenues by channel from continuing operations (in millions), in both historical and constant currency, for each of fiscal 2012 and 2011 were as follows:

Net Revenue by Channel in Historical Currency (as reported):

	Wholesale	Retail	E-com	Total
Fiscal 2012	$1,430	$457	$55	$1,942
Fiscal 2011	1,440	442	34	1,916
% (decrease)/increase	(1)%	3%	62%	1%

Net Revenue by Channel in Constant Currency (current year exchange rates):

	Wholesale	Retail	E-com	Total
Fiscal 2012	$1,430	$457	$55	$1,942
Fiscal 2011	1,390	428	34	1,852
% increase	3%	7%	63%	5%

Wholesale net revenues decreased slightly on an as reported basis and increased 3% in constant currency in fiscal 2012 versus the prior year. In constant currency, wholesale net revenues in our Americas and APAC segments increased in the high single-digits on a percentage basis versus the prior year, partially offset by a high single-digit percentage decrease in our EMEA segment. Significant economic difficulties in Europe resulted in the loss of many small accounts and increased discounting in our EMEA segment. Retail net revenues increased 3% on an as reported basis and 7% in constant currency versus the prior year. Retail net revenues increased in all three regional segments when measured in constant currency. EMEA retail net revenues decreased slightly on an as reported basis due to unfavorable changes in foreign currency exchange rates. E-commerce net revenues increased over 60% versus the prior year due to significant growth in our online platform.

Gross Profit

Gross profit decreased to $941 million in fiscal 2012 from $1.0 billion in fiscal 2011. Gross margin decreased to 48.5% of net revenues in fiscal 2012 from 52.2% in the prior year, a decrease of 370 basis points. We experienced gross margin decreases across all three of our regional segments during fiscal 2012, primarily due to increased clearance sales at lower margins within our wholesale channel compared to last year (240 basis points), increased discounting within our retail channel (80 basis points), and the impact of changes in the geographical composition of our net revenues. We experienced net revenue growth in our Americas and APAC segments, but experienced a net revenue decrease in EMEA, which is historically our highest gross profit segment. Gross margin as a percentage of net revenues by regional segment for each of fiscal 2012 and 2011 was as follows:

	2012	2011	Basis Point Change
Americas	42.5%	45.6%	(310) bp
EMEA	56.1%	59.9%	(380) bp
APAC	51.2%	53.2%	(200) bp
Consolidated	48.5%	52.2%	(370) bp

The increased level of clearance sales in our wholesale channel and the higher level of discounting in our retail channel were driven by our decision to liquidate aged inventory in fiscal 2012, particularly in the fourth quarter. The level of aged inventory was attributable to the revenue shortfall in EMEA versus our internal plans, retail store inventory rebalancing in the Americas, and slower inventory sell through than we anticipated for earlier seasons. The clearance sales within our wholesale channel were at lower margins than in fiscal 2011. As of October 31, 2012, aged inventory was approximately 7% of total inventory, which was generally consistent with historical levels as of fiscal year-end.

Selling, General and Administrative Expense

SG&A increased $6 million, or 1%, to $888 million in fiscal 2012 compared to $882 million in fiscal 2011. The increase in SG&A was primarily due to higher e-commerce expenses associated with the expansion of our online business and higher non-cash stock compensation expenses within our Corporate Operations segment, partially offset by reductions in marketing and other expense savings measures across all segments. Within APAC, the increase in SG&A was attributable to higher retail, selling and marketing expenses associated with the opening of new retail stores and growth in our emerging markets. SG&A by segment (in millions) as reported for fiscal 2012 and 2011 was as follows:

	2012		2011			Basis
	$	% of Net Revenues	$	% of Net Revenues	$ Change	Point Change
Americas	349	36.4%	348	39.4%	1	(300) bp
EMEA	323	48.0%	339	45.0%	(16)	300 bp
APAC	157	51.4%	148	54.4%	9	(300) bp
Corporate Operations	59		47		12

Consolidated	888	45.7%	882	46.0%	6	(30) bp

As a percentage of net revenues, SG&A improved by 30 basis points to 45.7% in fiscal 2012 compared to 46.0% in fiscal 2011. SG&A improved approximately 300 basis points in each of the Americas and APAC segments primarily due to net revenue growth outpacing SG&A growth in fiscal 2012. SG&A deleveraged 300 basis points in the EMEA segment as the 5% reduction in SG&A expense was less than the 11% decrease in net revenues.

Asset Impairments

Asset impairment charges were $7 million in fiscal 2012 compared to $86 million in fiscal 2011. Impairment charges in fiscal 2012 were primarily related to our decision to close certain retail stores. Impairment charges in fiscal 2011 were primarily due to a $74 million goodwill impairment charge recorded in APAC due to the natural disasters that occurred in the region (earthquake, tsunami and related issues at the Fukushima nuclear power plants) and their resulting impact on our business, as well as $12 million of impairment charges for certain retail stores.

Non-operating Expenses

Net interest expense decreased to $61 million in fiscal 2012 compared to $74 million in fiscal 2011 primarily as a result of the decline in our total non-cash interest expense. Non-cash interest expense decreased from $19 million in fiscal 2011 to $4 million in fiscal 2012, primarily due to a $14 million write-off of deferred debt issuance costs in fiscal 2011 associated with our European term loans that were paid off during that year upon the issuance of our €200 million notes.

Our foreign currency gain amounted to $2 million in fiscal 2012 compared to $0.3 million in fiscal 2011. The current year gain resulted primarily from the foreign currency exchange effect of certain U.S. dollar denominated liabilities of our foreign subsidiaries.

Our income tax expense was $4 million in fiscal 2012 compared to a tax benefit of $18 million in fiscal 2011. Although we incurred a net loss during fiscal 2012, we incurred income tax expense of $4 million for the year as we were unable to benefit from the losses in certain jurisdictions where we have recorded valuation allowances. We also increased our gross deferred tax asset and valuation allowance relating to foreign net operating loss carryovers by approximately $82 million relating to a net operating loss incurred in a tax jurisdiction where we do not incur significant taxes. After valuation allowance, the impact of this additional net deferred tax asset resulted in a tax benefit of approximately $3 million in fiscal 2012.

Net Loss attributable to Quiksilver, Inc.

Our net loss from continuing operations attributable to Quiksilver, Inc. in fiscal 2012 was $18 million, or $0.11 per share on a diluted basis, compared to $27 million, or $0.17 per share on a diluted basis for fiscal 2011.

Adjusted EBITDA

Adjusted EBITDA decreased 30% to $129 million in fiscal 2012 compared to $184 million in fiscal 2011 primarily due to the gross profit margin decrease noted above. For a definition of Adjusted EBITDA and a reconciliation of loss from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (5) to the table under Item 6, Selected Financial Data.

Financial Position, Capital Resources and Liquidity

The following table shows our cash, working capital and total indebtedness at October 31, 2013 and 2012:

	October 31		% Change
in $millions	2013	2012
Cash and cash equivalents	$57	$42	36%
Working capital	548	549	(0)%
Total indebtedness	831	758	10%

We believe that our cash flows from operations, together with our existing credit facilities and cash on hand will be adequate to fund our capital requirements for at least the next twelve months. See “Debt Structure” below for a description of the various debt agreements comprising our total indebtedness.

Operating Cash Flows

We generated cash of $25 million from operating activities of continuing operations in fiscal 2013 compared to cash used of $15 million in fiscal 2012. The $39 million change was the result of an $82 million increase in operating cash flows from changes in operating assets and liabilities, partially offset by a $43 million decrease in net income from operations before non-cash charges in fiscal 2013 compared to fiscal 2012.

Working Capital - Trade Accounts Receivable and Inventories

Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. A comparison of the balances of these items as of October 31, 2013 and 2012 is as follows:

	October 31		% Change
in $millions	2013	2012
Trade accounts receivable	$412	$411	0%
Average days sales outstanding(1)	97	85	14%

Inventories	338	327	3%
Inventory days on hand(2)	122	102	20%

(1)	Computed as net accounts receivable as of the balance sheet date, excluding value added taxes, divided by the result obtained by dividing fiscal 2013 and fiscal 2012 fourth quarter net wholesale revenues by 90 days.
(2)	Computed as net inventory as of the balance sheet date divided by the result obtained by dividing fiscal 2013 and fiscal 2012 fourth quarter cost of goods sold by 90 days.

Days sales outstanding (“DSO”) was flat in the Americas and increased in both APAC and EMEA. The increase in DSO was driven by the timing of customer payments at year end and longer credit terms granted to certain wholesale customers. Total net inventory increased $11 million as of October 31, 2013 compared to October 31, 2012 and inventory days on hand increased by 20 days year over year primarily due to the increased clearance sales that occurred during the fourth quarter of fiscal 2012.

Capital Expenditures

Capital expenditures were $52 million in fiscal 2013 compared to $63 million in fiscal 2012. These investments include company-owned stores and ongoing investments in computer and warehouse equipment, including a new ERP system. In fiscal 2014, capital expenditures are expected to be of a similar nature. We intend to fund these expenditures from cash on hand, operating cash flows and availability on our credit facilities.

Debt Structure

We generally finance our working capital needs and capital investments with cash on hand, operating cash flows and bank revolving credit facilities. Multiple banks in the United States, Europe and Australia make these credit facilities available to us. We have used term debt to supplement these credit facilities, and it has typically been used to finance long-term assets. Our debt outstanding at October 31, 2013 includes short-term and long-term debt as follows:

In millions	U.S. Dollar	Non U.S. Dollar	Total
EMEA credit facilities	$—	$22	$22
2017 Notes	—	275	275
ABL Credit Facility	4	23	27
2018 Notes	279	—	279
2020 Notes	222	—	222
Capital lease obligations and other borrowings	—	6	6

Total	$505	$326	$831

As of October 31, 2013, our credit facilities allowed for total cash borrowings and letters of credit of $346 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At October 31, 2013, we had a total of $49 million of direct borrowings and $62 million in letters of credit outstanding. The amount of availability for borrowings remaining as of October 31, 2013 was $177 million, $116 million of which could also be used for letters of credit in the United States and APAC. In addition to the $177 million of availability for borrowings, we also had $55 million in additional capacity for letters of credit in EMEA as of October 31, 2013. A description of each of our major credit arrangements in the table above follows:

EMEA credit facilities:

On October 31, 2013, we entered into a new €60 million credit facility with an initial term of three years. Borrowing availability under this facility is based on eligible EMEA trade accounts receivable. The facility does not contain any financial covenants.

We also maintain various credit facilities with several banks in Europe. These facilities are all unsecured, short-term facilities used in connection with the financing of the day-to-day activity of our EMEA segment. At October 31, 2013, there were $22 million of direct borrowings (at an average borrowing rate of 1%) and $27 million in letters of credit outstanding under these credit facilities.

2017 Notes:

In December 2010, Boardriders S.A., our wholly-owned subsidiary, issued €200 million aggregate principal amount of its senior notes, which bear a coupon interest rate of 8.875% and are due December 15, 2017 (the “2017 Notes”). The 2017 Notes were issued at par value in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Notes were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. The 2017 Notes will not be registered under the Securities Act or the securities laws of any other jurisdiction.

The 2017 Notes are general senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis by Quiksilver, Inc. and certain of its current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. We may redeem some or all of the 2017 Notes at fixed redemption prices as set forth in the indenture related to such 2017 Notes. For the year following December 15, 2014, the 2017 Notes can be redeemed at 104.4%. The 2017 Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; impose limitations on the ability of our restricted subsidiaries to pay dividends or make other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of October 31, 2013, we were in compliance with these covenants.

We used the proceeds from the 2017 Notes to repay our then existing European term loans and to pay related fees and expenses. As a result, we recognized non-cash, non-operating charges during the fiscal year ended October 31, 2011 of approximately $14 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans. We capitalized approximately $6 million of debt issuance costs associated with the issuance of the 2017 Notes, which are being amortized into interest expense over the seven-year term of the 2017 Notes.

ABL Credit Facility:

On May 24, 2013, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., and the lenders and other agents party thereto (the “ABL Credit Facility”), which amended and restated the previous asset-based credit facility in our Americas segment. The ABL Credit Facility has a term of five years. The ABL Credit Facility encompasses certain entities within both our Americas and APAC segments. Under the ABL Credit Facility, our borrowings are limited to the lesser of (i) $230 million in aggregate, with sublimits for specific subsidiaries (with an option to expand the aggregate commitments by up to an additional $125 million on certain conditions) and (ii) a borrowing base calculated upon designated percentages of eligible accounts receivable, eligible inventory and, in the case of U.S. and Canadian borrowers, certain eligible credit card receivables. The ABL Credit Facility includes a $145 million total sublimit for letters of credit, with smaller sublimits applicable to specific subsidiaries. The ABL Credit Facility is guaranteed by Quiksilver, Inc. and our domestic, Canadian, Australian and Japanese subsidiaries (other than immaterial subsidiaries), except that our Canadian, Australian and Japanese subsidiaries do not guarantee the obligations of the domestic loan parties. The obligations under the ABL Credit Facility are, subject to certain exceptions, generally secured by (i) a first priority security interest in our domestic, Canadian, Australian and Japanese inventory and accounts receivable, (ii) a security interest in substantially all of our other domestic, Canadian, Australian and Japanese personal property (which security interest is a second priority security interest in the case of the domestic loan parties) and (iii) a pledge of the shares of certain of our subsidiaries, except that the assets of our Canadian, Australian and Japanese subsidiaries do not secure the obligations of the domestic loan parties.

2018 Notes and 2020 Notes:

On July 16, 2013, Quiksilver, Inc. and its wholly-owned subsidiary, QS Wholesale, Inc. issued (i) $280 million aggregate principal amount in 7.875% Senior Secured Notes due 2018 (the “2018 Notes”), and (ii) $225 million aggregate principal amount in 10.000% Senior Notes due 2020 (the “Original 2020 Notes”). These notes were issued in a private offering that was exempt from the registration requirements of the Securities Act. They were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside of the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. In November, 2013, the Original 2020 Notes were exchanged for publicly registered notes with identical terms (the “2020 Notes,” and together with the 2018 Notes, the “Notes”). The 2018 Notes will mature on August 1, 2018 and bear interest at the rate of 7.875% per annum. The 2020 Notes will mature on August 1, 2020 and bear interest at the rate of 10.000% per annum.

The public offering price of the 2018 Notes was 99.483% of the principal amount and the public offering price of the Original 2020 Notes was 98.757% of the principal amount. The issuers received net proceeds from the offering of the Original Notes of approximately $493 million after deducting initial purchaser discounts, but before offering expenses. We used the majority of the net proceeds to redeem our prior senior notes on August 15, 2013. We also used portions of the net proceeds to repay in full and terminate our Americas term loan, to pay down a portion of the then outstanding amounts under our ABL Credit Facility and to pay related fees and expenses. As a result of the repayments of the 2015 Notes and the Americas term loan, we recorded non-cash interest expense of approximately $3 million to write-off the deferred debt issuance costs related to such debt during the year ended October 31, 2013. Overall, we have approximately $10 million in unamortized debt issuance costs related to the Notes included in prepaid expenses and other assets as of October 31, 2013.

The Notes are general senior obligations of the Issuers and are fully and unconditionally guaranteed on a senior basis by certain of our current and future U.S. subsidiaries. The 2018 Notes and the related guarantees are secured by (1) a second-priority security interest in the current assets of the issuers and the subsidiary guarantors, together with all related general intangibles (excluding intellectual property rights) and other property related to such assets, including the proceeds thereof, which assets secure our ABL Credit Facility on a first-priority basis; and (2) a first-priority security interest in substantially all other property (including intellectual property rights) of the issuers and the guarantors and a first-priority pledge of 100% of the equity interests of certain subsidiaries directly owned by the issuers and the guarantors (but excluding equity interests of applicable foreign subsidiaries of the issuers and the guarantors possessing more than 65% of the total combined voting power of all classes of equity interests of such applicable foreign subsidiaries entitled to vote) and the proceeds of the foregoing. The 2020 Notes are not secured.

We may redeem some or all of the Notes at fixed redemption prices as set forth in the indenture related to such Notes.

The Notes indentures include covenants that limit our ability to, among other things: incur additional debt; issue certain preferred shares; pay dividends on our capital stock or repurchase capital stock; make certain investments; enter into certain types of transactions with affiliates; impose limitations on the ability of our restricted subsidiaries to pay dividends or make certain other payments to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of October 31, 2013, we were in compliance with these covenants.

Capital lease obligations and other borrowings:

We also had approximately $6 million in capital leases and other borrowings as of October 31, 2013.

Our financing activities provided cash of $50 million in fiscal 2013 compared to $21 million in fiscal 2012. In fiscal 2013, net cash provided by net borrowings on our various credit facilities was $40 million compared to $30 million in fiscal 2012. These net borrowings were used to finance working capital needs.

We believe that our cash flows from operations, together with our existing credit facilities and cash on hand will be adequate to fund our operations and capital requirements for at least the next twelve months.

Contractual Obligations and Commitments

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2024, excluding renewals at our option, and contain various provisions for rental adjustments including, in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

Our significant contractual obligations and commitments as of October 31, 2013 are summarized in the following table:

	Payments Due by Period
In millions	One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Operating lease obligations	$93	$143	$81	$88	$405
Long-term debt obligations(1)	23	4	582	222	831
Professional athlete sponsorships(2)	25	29	11	—	65
Certain other obligations(3)	64	3	2	—	69

	$205	$179	$676	$310	$1,370

(1)	Represents all long-term debt obligations, including capital leases of $6 million. Excludes required interest payments. See note 8 of our consolidated financial statements for interest terms.
(2)	We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, BMX and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $94 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.
(3)	Certain other obligations include approximately $62 million of contractual letters of credit with maturity dates of less than one year (see note 8 of our consolidated financial statements for additional details) and approximately $7 million related to our French profit sharing plan (see note 14 of our consolidated financial statements for additional details). We also enter into unconditional purchase obligations with various suppliers of goods and services in the normal course of operations through purchase orders or other documentation. Such unconditional purchase obligations are generally outstanding for periods of less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. We have approximately $18 million of tax contingencies related to ASC 740, “Income Taxes.” See note 13 of our consolidated financial statements for our complete income taxes disclosure. Based on the uncertainty of the timing of these contingencies, these amounts have not been included in this line item.

Off Balance Sheet Arrangements

Other than certain obligations and commitments described in the table above, we did not have any material off balance sheet arrangements as of October 31, 2013.

Inflation

Inflation has been modest during the years covered by this report, resulting in an insignificant impact on our sales and profits.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentantation of an Unrecognied Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for us beginning November 1, 2014, with early adoption permitted. We plan to early adopt this guidance effective November 1, 2013, and we do not expect the adoption to have a material impact on our consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. This new guidance is effective on a prospective basis for us on November 1, 2013. As this guidance only impacts the presentation and disclosure of amounts reclassified out of accumulated other comprehensive income, the adoption will not have an impact on our consolidated financial position or results of operations.

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

As of October 31, 2013, the fair value of each of our reporting units substantially exceeded their respective carrying values. Goodwill amounted to $75 million for the Americas, $180 million for EMEA and $6 million for APAC as of October 31, 2013.

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

Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2013, we were hedging a portion of forecasted transactions expected to occur through April 2015. Assuming exchange rates at October 31, 2013 remain constant, $5 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next eighteen months.

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

EMEA revenues decreased 7% in euros during fiscal 2013 compared to fiscal 2012. As measured in U.S. dollars and reported in our consolidated statements of operations, EMEA revenues decreased 6% as a result of a stronger euro versus the U.S. dollar in comparison to the prior year.

APAC revenues remained flat in Australian dollars during fiscal 2013 compared to fiscal 2012. As measured in U.S. dollars and reported in our consolidated statements of operations, APAC revenues decreased 8% as a result of a weaker Australian dollar and Japanese yen versus the U.S. dollar in comparison to the prior year.

Interest Rates

A limited amount of our outstanding debt bears interest based on LIBOR, TIBOR or EURIBOR plus a credit spread. Our effective interest rates, therefore, will move up or down depending on market conditions. The credit spreads are subject to change based on financial performance and market conditions. Interest expense also includes financing fees and related costs and can be affected by foreign currency exchange rate movements upon translating non-U.S. dollar denominated interest expense into U.S. dollars for reporting purposes. The approximate amount of our variable rate debt was $55 million at October 31, 2013, and the weighted average effective interest rate at that time was 2.3%. If interest rates or credit spreads were to increase by 10% (i.e., to approximately 2.5%), our annual income before tax would be reduced by approximately $0.1 million based on the borrowing levels at the end of fiscal 2013.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 44.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2013.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quiksilver, Inc.

Huntington Beach, California

We have audited the internal control over financial reporting of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2013, of the Company and our report dated December 23, 2013, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California

December 23, 2013

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be included by this item will be included under the headings “Election of Directors,” “Executive Compensation and Other Information,” and “Corporate Governance” in our proxy statement for the 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2013.

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

The information required to be included by this item will be included under the heading “Executive Compensation and Other Information” in our proxy statement for the 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2013.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included by this item will be included under the heading “Ownership of Securities” in our proxy statement for the 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2013.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included by this item will be included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our proxy statement for the 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2013.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included by this item will be included under the heading “Independent Registered Public Accounting Firm” in our proxy statement for the 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2013.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements” on page 45.

2.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

QUIKSILVER, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited consolidated financial statements of Quiksilver, Inc. as of October 31, 2013 and 2012 and for each of the three years in the period ended October 31, 2013:

Report of Independent Registered Public Accounting Firm	46

Consolidated Statements of Operations Years Ended October 31, 2013, 2012 and 2011	47

Consolidated Statements of Comprehensive Loss Years Ended October 31, 2013, 2012 and 2011	48

Consolidated Balance Sheets October 31, 2013 and 2012	49

Consolidated Statements of Changes in Equity Years Ended October 31, 2013, 2012 and 2011	50

Consolidated Statements of Cash Flows Years Ended October 31, 2013, 2012 and 2011	51

Notes to Consolidated Financial Statements	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quiksilver, Inc.

Huntington Beach, California

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended October 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

December 23, 2013

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended October 31, 2013, 2012 and 2011

In thousands, except per share amounts	2013	2012	2011
Revenues, net	$1,810,570	$1,941,849	$1,916,327
Cost of goods sold	938,139	1,000,530	916,541

Gross profit	872,431	941,319	999,786

Selling, general and administrative expense	857,557	888,250	882,376
Asset impairments	12,327	7,234	86,373

Operating income	2,547	45,835	31,037

Interest expense, net	71,049	60,885	73,817
Foreign currency loss/(gain)	4,689	(1,709)	(279)

Loss before provision/(benefit) for income taxes	(73,191)	(13,341)	(42,501)

Provision/(benefit) for income taxes	166,220	3,904	(18,468)

Loss from continuing operations	(239,411)	(17,245)	(24,033)
Income from discontinued operations, net of tax	5,886	7,502	6,163

Net loss	(233,525)	(9,743)	(17,870)
Less: net loss/(income) attributable to non-controlling interest	960	(1,013)	(3,388)

Net loss attributable to Quiksilver, Inc.	$(232,565)	$(10,756)	$(21,258)

Loss per share from continuing operations attributable to Quiksilver, Inc.	$(1.43)	$(0.11)	$(0.17)

Income per share from discontinued operations attributable to Quiksilver, Inc.	$0.04	$0.04	$0.04

Net loss per share attributable to Quiksilver, Inc.	$(1.39)	$(0.07)	$(0.13)

Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(1.43)	$(0.11)	$(0.17)

Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.04	$0.04	$0.04

Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(1.39)	$(0.07)	$(0.13)

Weighted average common shares outstanding	167,255	164,245	162,430

Weighted average common shares outstanding, assuming dilution	167,255	164,245	162,430

Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(238,766)	$(18,019)	$(27,421)
Income from discontinued operations, net of tax	6,201	7,263	6,163

Net loss	$(232,565)	$(10,756)	$(21,258)

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended October 31, 2013, 2012 and 2011

In thousands	2013	2012	2011
Net loss	$(233,525)	$(9,743)	$(17,870)
Other comprehensive loss:
Foreign currency translation adjustment	(2,147)	(43,574)	9,295
Net (loss)/gain on derivative instruments, net of tax provision/(benefit) of $0 (2013), $6,435 (2012), and $(3,089) (2011)	(10,347)	13,859	(6,850)

Comprehensive loss	(246,019)	(39,458)	(15,425)
Comprehensive loss/(income) attributable to non-controlling interest	960	(1,013)	(3,388)

Comprehensive loss attributable to Quiksilver, Inc.	$(245,059)	$(40,471)	$(18,813)

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED BALANCE SHEETS

October 31, 2013 and 2012

In thousands, except share amounts	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$57,280	$41,823
Trade accounts receivable, net	411,638	410,774
Other receivables	23,306	31,014
Inventories	337,715	326,877
Deferred income taxes	9,997	26,407
Prepaid expenses and other current assets	24,124	25,460
Current portion of assets held for sale	51,196	43,514

Total Current Assets	915,256	905,869

Fixed assets, net	231,261	235,743
Intangible assets, net	134,596	135,156
Goodwill	261,625	257,050
Other assets	53,287	47,388
Deferred income taxes long-term	—	115,166
Assets held for sale, net of current portion	24,445	21,868

TOTAL ASSETS	$1,620,470	$1,718,240

LIABILITIES AND EQUITY
Current Liabilities:
Lines of credit	$—	$18,147
Accounts payable	201,675	194,333
Accrued liabilities	121,545	110,191
Current portion of long-term debt	23,488	18,647
Income taxes payable	3,912	1,359
Current portion of assets held for sale	16,420	13,939

Total Current Liabilities	367,040	356,616

Long-term debt, net of current portion	807,812	721,175
Other long-term liabilities	36,345	38,063
Deferred income taxes long-term	19,896	—
Assets held for sale, net of current portion	1,719	150

Total Liabilities	1,232,812	1,116,004

Commitments and contingencies – Note 10

Equity:
Preferred stock, $.01 par value, authorized shares - 5,000,000; issued and outstanding shares – none	—	—
Common stock, $.01 par value, authorized shares - 285,000,000; issued shares – 172,579,182 (2013) and 169,066,161 (2012)	1,726	1,691
Additional paid-in capital	576,726	545,306
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(275,886)	(43,321)
Accumulated other comprehensive income	73,918	86,412

Total Quiksilver, Inc. Stockholders’ Equity	369,706	583,310
Non-controlling interest	17,952	18,926

Total Equity	387,658	602,236

TOTAL LIABILITIES AND EQUITY	$1,620,470	$1,718,240

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended October 31, 2013, 2012 and 2011

in thousands	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amounts

Balance, October 31, 2010	166,867	$1,669	$513,102	$(6,778)	$(11,307)	$113,682	$9,227	$619,595

Exercise of stock options	756	8	2,956	—	—	—	—	2,964
Stock compensation expense	—	—	14,414	—	—	—	—	14,414
Restricted stock	120	1	(1)	—	—	—	—	—
Employee stock purchase plan	311	3	1,162	—	—	—	—	1,165
Transactions with non-controlling interest holders	—	—	—	—	—	—	(91)	(91)
Net loss and other comprehensive income	—	—	—	—	(21,258)	2,445	3,388	(15,425)

Balance, October 31, 2011	168,054	$1,681	$531,633	$(6,778)	$(32,565)	$116,127	$12,524	$622,622

Exercise of stock options	506	5	1,122	—	—	—	—	1,127
Stock compensation expense	—	—	22,552	—	—	—	—	22,552
Restricted stock	45	—	—	—	—	—	—	—
Employee stock purchase plan	461	5	1,109	—	—	—	—	1,114
Transactions with non-controlling interest holders	—	—	(11,110)	—	—	—	(6,475)	(17,585)
Business acquisitions	—	—	—	—	—	—	11,864	11,864
Net loss and other comprehensive (loss)/income	—	—	—	—	(10,756)	(29,715)	1,013	(39,458)

Balance, October 31, 2012	169,066	$1,691	$545,306	$(6,778)	$(43,321)	$86,412	$18,926	$602,236

Exercise of stock options	2,986	30	8,739	—	—	—	—	8,769
Stock compensation expense	—	—	21,556	—	—	—	—	21,556
Restricted stock	78	1	(1)	—	—	—	—	—
Employee stock purchase plan	449	4	1,171	—	—	—	—	1,175
Transactions with non-controlling interest holders	—	—	(45)	—	—	—	(14)	(59)
Net loss and other comprehensive loss	—	—	—	—	(232,565)	(12,494)	(960)	(246,019)

Balance, October 31, 2013	172,579	$1,726	$576,726	$(6,778)	$(275,886)	$73,918	$17,952	$387,658

See notes to consolidated financial statements.

QUIKSILVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2013, 2012 and 2011

In thousands	2013	2012	2011
Cash flows from operating activities:
Net loss	$(233,525)	$(9,743)	$(17,870)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Income from discontinued operations	(5,886)	(7,502)	(6,163)
Depreciation and amortization	49,958	52,418	55,072
Stock-based compensation	21,556	22,552	14,414
Provision for doubtful accounts	5,729	4,030	8,233
Loss/(gain) on disposal of fixed assets	218	(6,366)	(5,822)
Unrealized foreign currency (gain)/loss	(1,600)	(155)	156
Asset impairments	12,327	7,234	86,373
Non-cash interest expense	6,795	3,685	19,112
Equity in earnings	613	282	(355)
Deferred income taxes	159,097	(8,621)	(28,248)
Changes in operating assets and liabilities, net of the effects of business acquisitions:
Trade accounts receivable	(1,220)	(50,750)	(29,110)
Other receivables	(759)	(89)	13,231
Inventories	(11,860)	7,183	(68,157)
Prepaid expenses and other current assets	(1,176)	(5,018)	(4,619)
Other assets	3,798	2,146	(4,586)
Accounts payable	7,750	(6,087)	24,517
Accrued liabilities and other long-term liabilities	9,258	(4,677)	8,992
Income taxes payable	3,815	(15,094)	(11,511)

Cash provided by/(used in) operating activities of continuing operations	24,888	(14,572)	53,659
Cash provided by operating activities of discontinued operations	2,304	1,033	490

Net cash provided by/(used in) operating activities	27,192	(13,539)	54,149

Cash flows from investing activities:
Capital expenditures	(52,182)	(63,343)	(89,028)
Business acquisitions, net of acquired cash	—	—	(5,578)
Proceeds from the sale of properties and equipment	859	8,198	12,546

Cash used in investing activities of continuing operations	(51,323)	(55,145)	(82,060)
Cash used in investing activities of discontinued operations	(2,570)	(11,855)	(562)

Net cash used in investing activities	(53,893)	(67,000)	(82,622)

Cash flows from financing activities:
Borrowings on lines of credit	6,157	15,139	30,070
Payments on lines of credit	(22,561)	(12,641)	(35,303)
Borrowings on long-term debt	652,915	140,035	315,330
Payments on long-term debt	(582,456)	(112,841)	(284,676)
Stock option exercises and employee stock purchases	9,944	2,241	4,129
Purchase of non-controlling interest	(58)	(11,000)	—
Payments of debt and equity issuance costs	(14,277)	—	(6,391)

Cash provided by financing activities of continuing operations	49,664	20,933	23,159
Cash provided by financing activities of discontinued operations	—	—	—

Net cash provided by financing activities	49,664	20,933	23,159

Effect of exchange rate changes on cash	(7,506)	(8,324)	(5,526)

Net increase/(decrease) in cash and cash equivalents	15,457	(67,930)	(10,840)
Cash and cash equivalents, beginning of year	41,823	109,753	120,593

Cash and cash equivalents, end of year	$57,280	$41,823	$109,753

Supplementary cash flow information:
Cash paid for interest	$52,115	$54,788	$47,055

Cash paid for income taxes	$11,799	$25,733	$20,356

Non-cash investing and financing activities:
Capital expenditures accrued at year-end	$5,432	$6,026	$3,246

See notes to consolidated financial statements.

QUIKSILVER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended October 31, 2013, 2012 and 2011

Note 1 — Significant Accounting Policies

Company Business

Quiksilver, Inc. and its subsidiaries (the “Company”) design, develop and distribute branded apparel, footwear, accessories and related products. The Company’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its boardriding culture and heritage. The Company’s Quiksilver, Roxy, and DC brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. The Company’s products are sold in over 100 countries in a wide range of distribution channels, including surf shops, skate shops, snow shops, its proprietary concept stores, other specialty stores and select department stores. Distribution is primarily in the United States, Europe and Australia.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. References to any particular fiscal year refer to the year ended October 31 of that year (for example, “fiscal 2013” refers to the year ended October 31, 2013).

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

Fixed Assets

Furniture and other equipment, computer equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to twenty years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. Land use rights for certain leased retail locations are amortized to estimated residual value and are tested for impairment when the store subject to the land use right has an indicator of impairment.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” In accordance with ASC 360, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company recorded approximately $12 million in fixed asset impairments related to its retail stores during fiscal 2013, $7 million in fiscal 2012 and $12 million in fiscal 2011 to write-down the carrying value to their estimated fair values. Fair value is determined using a discounted cash flow model which requires “Level 3” inputs, as defined in ASC 820, “Fair Value Measurements and Disclosures.” On an individual retail store basis, these inputs typically include annual revenue growth assumptions ranging from (15)% to 20% per year depending upon the location, life cycle and current economics of a specific store, as well as modest gross margin and expense improvement assumptions. The impairment charges reduced the carrying amounts of the respective long-lived assets as follows:

	Year Ended October 31,
In thousands	2013	2012	2011
Carrying value of long-lived assets	$10,181	$7,933	$13,592
Less: impairment charges	(10,181)	(7,234)	(12,228)

Fair value of long-lived assets	$—	$699	$1,364

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other.” Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by ASC 350 which includes assumptions for each reporting unit, such as projected annual revenue growth ranging from (4)% to 10% per year, annual gross margin improvements ranging from 0 to 420 basis points per year, and selling, general and administrative (“SG&A”) expense improvements ranging from (70) to 260 basis points per year as a percentage of net revenues, and discount rates. No goodwill impairments were recorded in fiscal 2013 or fiscal 2012. However, due to the natural disasters (earthquake, tsunami and related issues at the Fukushima nuclear power plants) that occurred in the Company’s APAC reporting unit during the first half of fiscal 2011 and their resulting impact on the Company’s business, the Company recorded a goodwill impairment charge of approximately $74 million in fiscal 2011.

As of October 31, 2013, the fair values of each of the Company’s reporting units substantially exceeded their carrying values. Goodwill amounted to $75 million for the Americas, $180 million for EMEA, and $6 million for APAC as of October 31, 2013. Based on the uncertainty of future revenue growth rates, gross profit and expense performance, and other assumptions used to estimate goodwill recoverability in the Company’s reporting units, future reductions in the Company’s expected cash flows for a reporting unit as a result of any variation between projected and actual results could cause an impairment of goodwill.

Assets Held for Sale/Discontinued Operations

The Company applies the guidance set forth in ASC 360, “Property, Plant and Equipment” and ASC 205, “Presentation of Financial Statements” to determine when certain asset groups should be classified as “held for sale” and reported as discontinued operations in its consolidated financial statements. As a result of the application of this guidance, the Company has classified certain asset groups as “held for sale” as of October 31, 2013. See note 18, “Discontinued Operations”, for further details regarding the operating results of the Company’s discontinued operations.

Revenue Recognition

Revenues are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns and doubtful accounts, non-merchandise credits, and certain co-op advertising arrangements are provided when revenues are recorded. Returns and allowances are reported as reductions in revenues, whereas allowances for bad debts are reported as a component of SG&A expense. Royalty and license income is recorded as earned. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Revenues in the Consolidated Statements of Operations include the following:

	Year Ended October 31,
In thousands	2013	2012	2011
Product sales, net	$1,801,355	$1,929,086	$1,898,731
Royalty income	9,215	12,763	17,596

	$1,810,570	$1,941,849	$1,916,327

Promotion and Advertising

The Company’s promotion and advertising efforts include magazine advertisements, retail signage, athlete sponsorships, boardriding contests, websites, television programs, co-branded products, social media and other events. For fiscal 2013, 2012 and 2011, these expenses totaled $93 million, $118 million and $121 million, respectively. Advertising costs are expensed when incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability approach as promulgated by the authoritative guidance included in ASC 740, “Income Taxes.” Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized. The Company evaluated the recoverability of its deferred tax assets at the end of fiscal 2013 in accordance with ASC 740. Based on this evaluation, a valuation allowance of $157 million was recorded as of October 31, 2013 primarily in the EMEA segment.

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

The table below sets forth the reconciliation of the denominator of each net loss per share calculation:

	Fiscal year ended October 31,
In thousands	2013	2012	2011
Shares used in computing basic net loss per share	167,255	164,245	162,430
Dilutive effect of stock options and restricted stock(1)	—	—	—
Dilutive effect of stock warrants(1)	—	—	—

Shares used in computing diluted net income per share	167,255	164,245	162,430

(1)	For fiscal 2013, 2012 and 2011, the shares used in computing diluted net loss per share do not include 3,862,000, 3,103,000, and 4,887,000 dilutive stock options and shares of restricted stock, respectively, nor 17,792,000, 11,559,000, and 14,732,000 dilutive warrant shares, respectively, as the effect is anti-dilutive given the Company’s loss. For fiscal 2013, 2012 and 2011, additional stock options outstanding of 5,409,000 10,559,000, and 10,862,000, respectively, and additional warrant shares outstanding of 7,862,000, 14,095,000, and 10,922,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

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

Fair Value of Financial Instruments

The carrying values of the Company’s trade accounts receivable and accounts payable approximates fair values due to their short-term nature. For fair value disclosures related to the Company’s cash and debt, see the section above entitled, “Cash Equivalents”, “Long-lived Assets”, and note 8, respectively.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for the Company beginning November 1, 2014, with early adoption permitted. The Company plans to adopt this guidance effective November 1, 2013 and does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

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

Note 2 — Business Acquisitions

The Company had no acquisitions in fiscal 2013 or fiscal 2012. In fiscal 2011, the Company paid cash of approximately $6 million related to business acquisitions that are not considered material to consolidated results of operations.

Note 3 — Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the action sports industry in which the Company designs, markets and distributes apparel, footwear, accessories and related products. The Company currently operates in four segments: the Americas, EMEA, APAC and Corporate Operations. The Americas segment includes revenues primarily from the United States, Canada, Brazil and Mexico. The EMEA segment includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. The APAC segment includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan and Indonesia. Costs that support all segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate Operations. Corporate Operations also includes sourcing income and gross profit earned from the Company’s licensees. The Company’s largest customer accounted for approximately 3% of the Company’s net revenues for fiscal 2013, 2012 and 2011.

The Company sells a full range of its products within each geographical segment. The percentages of net revenues attributable to each of the Company’s major product categories are as follows:

	Percentage of Net Revenues
	2013	2012	2011

Apparel	62%	61%	62%

Footwear	25	27	23

Accessories and related products	13	12	15

	100%	100%	100%

Information related to the Company’s operating segments, all from continuing operations, is as follows:

In thousands	Year Ended October 31,
	2013	2012	2011
Revenues, net:
Americas	$893,333	$960,719	$884,814
EMEA	631,546	671,991	754,813
APAC	282,070	305,518	271,624
Corporate operations	3,621	3,621	5,076

Consolidated	$1,810,570	$1,941,849	$1,916,327

Gross profit/(loss):
Americas	$370,288	$408,361	$403,101
EMEA	358,175	376,929	452,376
APAC	143,874	156,328	144,624
Corporate operations	94	(299)	(315)

Consolidated	$872,431	$941,319	$999,786

SG&A expense:
Americas	$319,736	$349,350	$348,333
EMEA	324,346	322,715	339,469
APAC	146,389	157,145	147,882
Corporate operations	67,086	59,040	46,692

Consolidated	$857,557	$888,250	$882,376

Asset impairments:
Americas	$9,211	$5,267	$3,891
EMEA	3,004	560	1,331
APAC	112	1,407	81,151
Corporate operations	—	—	—

Consolidated	$12,327	$7,234	$86,373

Operating income/(loss):
Americas	$41,341	$53,744	$50,877
EMEA	30,825	53,654	111,576
APAC	(2,627)	(2,224)	(84,409)
Corporate operations	(66,992)	(59,339)	(47,007)

Consolidated	$2,547	$45,835	$31,037

Identifiable assets:
Americas	$581,021	$576,179	$577,643
EMEA	744,936	718,537	750,378
APAC	222,542	224,149	231,879
Corporate operations	71,971	199,375	204,323

Consolidated	$1,620,470	$1,718,240	$1,764,223

Net revenues from the United States accounted for 38%, 39% and 36% of consolidated net revenues from continuing operations for fiscal 2013, 2012 and 2011, respectively. Net revenues from France accounted for 12%, 11% and 12% of consolidated net revenues from continuing operations for fiscal 2013, 2012 and 2011, respectively. No other individual country accounted for more than 8% of consolidated net revenues from continuing operations for the periods presented. Net revenues from all foreign countries combined accounted for 62%, 61% and 64% of consolidated net revenues from continuing operations for fiscal 2013, 2012 and 2011, respectively. Identifiable assets in the United States totaled $554 million as of October 31, 2013.

Note 4 — Allowance for Doubtful Accounts

The allowance for doubtful accounts, which includes bad debts as well as sales returns and allowances, consisted of the following as of the dates indicated:

	Year Ended October 31,
In thousands	2013	2012	2011
Balance, beginning of year	$57,563	$61,341	$62,364
Provision for doubtful accounts	5,729	4,030	8,233
Deductions	(2,380)	(7,808)	(9,256)

Balance, end of year	$60,912	$57,563	$61,341

The provision for doubtful accounts represents charges to selling, general and administrative expense for estimated bad debts, whereas the provision for sales returns and allowances is reported as a reduction of revenues.

Note 5 — Inventories, net

Inventories consisted of the following as of the dates indicated:

	October 31,
In thousands	2013	2012
Raw materials	$4,725	$3,922
Work in process	681	1,637
Finished goods	332,309	321,318

	$337,715	$326,877

Note 6 — Fixed Assets, net

Fixed assets consisted of the following as of the dates indicated:

	October 31,
In thousands	2013	2012
Furniture & other equipment	$128,409	$155,783
Leasehold improvements	175,698	136,637
Computer software & equipment	110,651	106,635
Land use rights	39,678	34,953
Land and buildings	11,482	9,459
Construction in progress	14,203	22,428

	480,121	465,895
Accumulated depreciation and amortization	(248,860)	(230,152)

	$231,261	$235,743

During fiscal 2013, 2012 and 2011, the Company recorded approximately $12 million, $7 million, and $12 million, respectively, in fixed asset impairments, primarily related to underperforming retail stores. These stores were generating negative cash flows and were not expected to become profitable in the future. As a result, the Company has already closed certain of these stores and is working to close the remaining underperforming stores as soon as practicable. Any charges associated with future rent commitments, net of expected sublease income, will be charged to future earnings upon store closure.

Note 7 — Intangible Assets and Goodwill

A summary of intangible assets as of the dates indicated is as follows:

	October 31,
	2013			2012
In thousands	Gross Amount	Amortization	Net Book Value	Gross Amount	Amortization	Net Book Value
Non-amortizable trademarks	$124,099	$—	$124,099	$124,053	$—	$124,053
Amortizable trademarks	19,810	(11,534)	8,276	18,266	(9,882)	8,384
Amortizable licenses	12,749	(12,749)	—	13,919	(13,803)	116
Other amortizable intangibles	8,185	(5,964)	2,221	8,083	(5,480)	2,603

	$164,843	$(30,247)	$134,596	$164,321	$(29,165)	$135,156

The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. These amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Certain trademarks and licenses will continue to be amortized using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense was approximately $2 million in fiscal 2013 and $3 million for fiscal 2012, and 2011. Based on the Company’s amortizable intangible assets as of October 31, 2013, annual amortization expense is estimated to be approximately $2 million in fiscal 2014 through fiscal 2018.

A summary of goodwill by segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

In thousands	Americas	EMEA	APAC	Consolidated
Gross goodwill	$75,051	$181,555	$131,282	$387,888
Accumulated impairment losses	—	—	(55,400)	(55,400)

Net goodwill at Nov. 1, 2010	$75,051	$181,555	$75,882	$332,488

Acquisitions	767	5,051	—	5,818
Impairments	—	—	(74,145)	(74,145)
Foreign currency translation and other	230	(272)	4,470	4,428

Gross goodwill	76,048	186,334	135,752	398,134
Accumulated impairment losses	—	—	(129,545)	(129,545)

Net goodwill at Oct. 31, 2011	$76,048	$186,334	$6,207	$268,589

Acquisitions	—	174	—	174
Foreign currency translation and other	(74)	(11,639)	—	(11,713)

Gross goodwill	75,974	174,869	135,752	386,595
Accumulated impairment losses	—	—	(129,545)	(129,545)

Net goodwill at Oct. 31, 2012	$75,974	$174,869	$6,207	$257,050

Foreign currency translation and other	(1,031)	5,606	—	4,575

Gross goodwill	74,943	180,475	135,752	391,170
Accumulated impairment losses	—	—	(129,545)	(129,545)

Net goodwill at Oct. 31, 2013	$74,943	$180,475	$6,207	$261,625

The table above excludes goodwill recorded from our fiscal 2012 acquisition of Surfdome that has been reclassified to assets held for sale in our consolidated balance sheets. For fiscal 2013 and 2012, goodwill fluctuated primarily due to the effect of changes in foreign currency exchange rates.

Note 8 — Lines of Credit and Long-term Debt

A summary of lines of credit and long-term debt as of the dates indicated is as follows:

	October 31,
In thousands	2013	2012
EMEA credit facilities	21,594	7,742
2017 Notes	274,952	258,732
ABL Credit Facility	27,408	—
2018 Notes	278,612	—
2020 Notes	222,285	—
2015 Notes	—	400,000
Americas credit facility	—	46,700
Americas term loan	—	15,500
APAC credit facility	—	18,147
Capital lease obligations and other borrowings	6,449	11,148

	$831,300	$757,969

As of October 31, 2013, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $346 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At October 31, 2013, the Company had a total of $49 million of direct borrowings and $62 million in letters of credit outstanding. The amount of availability for borrowings remaining as of October 31, 2013 was $177 million, $116 million of which could also be used for letters of credit in the United States and APAC. In addition to the $177 million of availability for borrowings, the Company also had $55 million in additional capacity for letters of credit in EMEA as of October 31, 2013. A description of each of the Company’s major credit arrangements in the table above follows:

EMEA credit facilities

On October 31, 2013, the Company entered into a new €60 million credit facility with an initial term of three years. Borrowing availability under this facility is based on eligible EMEA trade accounts receivable. The facility does not contain any financial covenants.

The Company also maintains various credit facilities with several banks in Europe. These facilities are all unsecured, short-term facilities used in connection with the financing of the day-to-day activity of the EMEA segment. At October 31, 2013, there were $22 million of direct borrowings (at an average borrowing rate of 1%) and $27 million in letters of credit outstanding under these credit facilities.

2017 Notes

In December 2010, Boardriders S.A., the Company’s wholly-owned subsidiary, issued €200 million aggregate principal amount of its senior notes, which bear a coupon interest rate of 8.875% and are due December 15, 2017 (the “2017 Notes”). For the year following December 15, 2014, the 2017 Notes can be redeemed at 104.4%. The 2017 Notes were issued at par value in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Notes were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. The 2017 Notes will not be registered under the Securities Act or the securities laws of any other jurisdiction.

The 2017 Notes are general senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis by Quiksilver, Inc. and certain of its current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. The Company may redeem some or all of the 2017 Notes at fixed redemption prices as set forth in the indenture related to such 2017 Notes. The 2017 Notes indenture includes covenants that limit the Company’s ability to, among other things: incur additional debt; pay dividends on its capital stock or repurchase its capital stock; make certain investments; enter into certain types of transactions with affiliates; impose limitations on the ability of its restricted subsidiaries to pay dividends or make other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of October 31, 2013, the Company was in compliance with these covenants.

The Company used the proceeds from the 2017 Notes to repay its then existing European term loans and to pay related fees and expenses. As a result, the Company recognized non-cash, non-operating charges during the fiscal year ended October 31, 2011 of approximately $14 million, included in interest expense, to write-off the deferred debt issuance costs related to such term loans. The Company capitalized approximately $6 million of debt issuance costs associated with the issuance of the 2017 Notes, which are being amortized into interest expense over the seven-year term of the 2017 Notes.

ABL Credit Facility

On May 24, 2013, Quiksilver, Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, and certain other U.S., Canadian, Australian and Japanese subsidiaries of Quiksilver, Inc., as borrowers (collectively, the “Borrower”) and/or as guarantors, entered into an amended and restated asset-based credit facility with Bank of America, N.A. and a syndicate of lenders, which amended and restated the existing asset-based credit facility for Quiksilver, Inc.’s Americas operations (the “ABL Credit Facility”). The ABL Credit Facility has a term of five years. On July 16, 2013, the Company entered into an amendment to the ABL Credit Facility to provide for certain mechanical changes required in connection with the issuance of the Notes.

Under the ABL Credit Facility, borrowings are limited to the lesser of (i) $230 million in aggregate, with sublimits for specific subsidiaries (with an option to expand the aggregate commitments by up to an additional $125 million on certain conditions) and (ii) a borrowing base calculated upon designated percentages of eligible accounts receivable, eligible inventory and, in the case of U.S. and Canadian borrowers, certain eligible credit card receivables. The ABL Credit Facility includes a $145 million total sublimit for letters of credit, with smaller sublimits applicable to specific subsidiaries. The interest rate on borrowings under the ABL Credit Facility is determined, at the Borrower’s option, as either: (i) an adjusted London Inter-Bank Offer (“LIBO”) rate plus a spread of 1.75% to 2.25%; or (ii) a Base Rate (as defined for each of the U.S., Canadian, Australian and Japanese borrowers) plus a spread of 0.75% to 1.75%. The ABL Credit Facility is guaranteed by Quiksilver, Inc. and certain domestic, Canadian, Australian and Japanese subsidiaries, except that the Canadian, Australian and Japanese subsidiaries do not guarantee the obligations of the Company’s domestic loan parties. The obligations under the ABL Credit Facility are, subject to certain exceptions, generally secured by (i) a first priority security interest in the domestic, Canadian, Australian and Japanese borrowers’ inventory and accounts receivable, (ii) a security interest in substantially all of the Company’s other domestic, Canadian, Australian and Japanese borrowers’ personal property (which security interest is a second priority security interest in the case of the domestic loan parties) and (iii) a pledge of the shares of certain of our subsidiaries, except that the assets of our Canadian, Australian and Japanese subsidiaries do not secure the obligations of the domestic loan parties.

The ABL Credit Facility contains customary default provisions and provides that, upon the occurrence of an event of default relating to the bankruptcy or insolvency of the Borrower or other subsidiaries, the unpaid balance of the principal and accrued interest under the ABL Credit Facility and all other obligations of the Borrower under the loan documents will become immediately due and payable without any action under the ABL Credit Facility. Upon the occurrence of any other event of default (which would include a default under other material indebtedness), the Agent may, by written notice, declare the unpaid balance of the principal and accrued interest under the ABL Credit Facility and all other obligations under the loan documents immediately due and payable without any further action.

The ABL Credit Facility also includes certain representations and warranties and restrictive covenants usual for facilities and transactions of this type. The ABL Credit Facility does not have a financial maintenance covenant, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if aggregate excess availability under the ABL Credit Facility is less than the greater of (a) $15 million and (b) 10% of the lesser of the borrowing base and the aggregate ABL Credit Facility commitments at such time; provided that, for such purposes Australian excess availability and Japanese excess availability shall not account for more than 40% of aggregate excess availability. The Borrower paid customary agency, arrangement and upfront fees in connection with the ABL Credit Facility

U.S. Senior Notes Refinancing – 2018 Notes and 2020 Notes

On July 16, 2013, Quiksilver, Inc. and its wholly-owned subsidiary, QS Wholesale, Inc. issued (i) $280 million aggregate principal amount in 7.875% Senior Secured Notes due 2018 (the “2018 Notes”), and (ii) $225 million aggregate principal amount in 10.000% Senior Notes due 2020 (the “Original 2020 Notes”). These notes were issued in a private offering that was exempt from the registration requirements of the Securities Act. They were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside of the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. In November, 2013, the Original 2020 Notes were exchanged for publicly registered notes with identical terms (the “2020 Notes,” and together with the 2018 Notes, the “Notes”). The Notes are general senior obligations of the Issuers and are fully and unconditionally guaranteed on a senior basis by certain of the Company’s current and future U.S. subsidiaries.

The issuers received net proceeds from the offering of the Notes of approximately $493 million after deducting initial purchaser discounts, but before offering expenses. The Company used a portion of the net proceeds to redeem the 2015 Notes, which was completed on August 15, 2013. The Company also used portions of the net proceeds to repay in full and terminate its Americas term loan, to pay down a portion of the then outstanding amounts under the ABL Credit Facility and to pay related fees and expenses. As a result of the repayments of the 2015 Notes and the Americas term loan, the Company recorded non-cash interest expense of approximately $3 million to write-off the deferred debt issuance costs related to such debt during the year ended October 31, 2013. Overall, the Company has approximately $10 million in unamortized debt issuance costs related to the Notes included in prepaid expenses and other assets as of October 31, 2013.

The 2018 Notes will mature on August 1, 2018 and bear interest at the rate of 7.875% per annum. The offering price of the 2018 Notes was 99.483% of the principal amount. The 2018 Notes and the related guarantees are secured by (1) a second-priority security interest in the current assets of the issuers and the subsidiary guarantors , together with all related general intangibles (excluding intellectual property rights) and other property related to such assets, including the proceeds thereof, which assets secure the Company’s ABL Credit Facility on a first-priority basis; and (2) a first-priority security interest in substantially all other property (including intellectual property rights) of the issuers and the guarantors and a first-priority pledge of 100% of the equity interests of certain subsidiaries directly owned by the issuers and the guarantors (but excluding equity interests of applicable foreign subsidiaries of the issuers and the guarantors possessing more than 65% of the total combined voting power of all classes of equity interests of such applicable foreign subsidiaries entitled to vote) and the proceeds of the foregoing.

The 2020 Notes will mature on August 1, 2020 and bear interest at the rate of 10.000% per annum. The offering price of the 2020 Notes was 98.757% of the principal amount. The 2020 Notes are unsecured.

The Company may redeem some or all of the Notes at fixed redemption prices as set forth in the indenture related to such Notes.

The Notes indentures include covenants that limit the Company’s ability to, among other things: incur additional debt; issue certain preferred shares; pay dividends on its capital stock or repurchase capital stock; make certain investments; enter into certain types of transactions with affiliates; impose limitations on the ability of its restricted subsidiaries to pay dividends or make certain other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of October 31, 2013, the Company was in compliance with these covenants.

Capital lease obligations and other borrowings

The Company also had approximately $6 million in capital leases and other borrowings as of October 31, 2013.

Principal payments on all long-term debt obligations, including capital leases, are due by fiscal year according to the table below.

In thousands
2014	$23,488
2015	2,011
2016	1,881
2017	663
2018	580,972
Thereafter	222,285

$831,300

The estimated fair value of the Company’s borrowings under lines of credit and long-term debt as of October 31, 2013 was $845 million, compared to a carrying value of $831 million. The fair value of the Company’s long-term debt is calculated based on the issuance price of the Company’s newly issued 2018 Notes and 2020 Notes and the trading price of the Company’s 2017 Notes, all of which are Level 1 inputs, as well as the carrying values of the Company’s other debt obligations.

Note 9 — Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	October 31,
In thousands	2013	2012
Accrued employee compensation and benefits	$41,229	$54,528
Accrued sales and payroll taxes	14,738	11,973
Accrued interest	22,289	10,264
Derivative liability	3,314	3,860
Other liabilities	39,975	29,566

	$121,545	$110,191

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments by fiscal year required under such leases as of October 31, 2013:

In thousands
2014	$93,066
2015	80,102
2016	62,699
2017	46,712
2018	34,490
Thereafter	88,289

$405,358

Total rent expense was approximately $123 million, $134 million and $127 million, in fiscal 2013, 2012 and 2011, respectively.

Professional Athlete Sponsorships

The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, BMX and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of October 31, 2013:

In thousands
2014	$24,527
2015	17,002
2016	12,559
2017	7,676
2018	3,132
Thereafter	—

$64,896

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

Long-Term Incentive Plan

The Company has a cash-based long-term incentive plan (“LTIP”) covering certain of its employees. Incentive payments are earned under the LTIP based upon the Company’s achievement of certain EBITDA targets or the Company’s common stock reaching a pre-defined target price for a period of 30 consecutive days. As of October 31, 2013, no amounts had been earned under the LTIP. However, if the Company’s stock price reaches $9.30 for a period of 30 consecutive days during fiscal 2014, the Company would be obligated to make incentive payments of approximately $4 million.

Note 11 — Stockholders’ Equity

In March 2013, the Company’s stockholders approved the Company’s 2013 Performance Incentive Plan (the “2013 Plan”), which generally replaced the Company’s 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2013 Plan, 7,224,657 shares are reserved for issuance over its term, consisting of 2,764,657 shares previously authorized under the 2000 Plan, and not subject to outstanding awards under such plan, plus an additional 4,460,000 shares. At the time the 2013 Plan was approved, there were 20,080,029 shares subject to outstanding awards under the 2000 Plan. These shares remain reserved for issuance pursuant to their original terms and, if they expire, are canceled, or otherwise terminate, will also be available for issuance under the 2013 Plan. No additional awards may be granted under the 2000 Plan. Under the 2013 Plan, stock options may be granted to officers and employees selected by the plan’s administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options vest over a period of time, generally three years, as designated by the committee and are subject to such other terms and conditions as the committee determines. The Company issues new shares for stock option exercises and restricted stock grants.

For non-performance based options, the Company uses the Black-Scholes option-pricing model to value stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for each of fiscal 2013, 2012 and 2011, assuming risk-free interest rates of 1.7%, 1.1%, and 1.9%, respectively; volatility of 78.3%, 76.5%, and 82.4%, respectively; zero dividend yield; and expected lives of 7.1 years, 7.1 years, and 5.3 years, respectively. The weighted average fair value of options granted was $4.81, $2.58, and $3.39 for fiscal 2013, 2012, and 2011, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of October 31, 2013, the Company had approximately $4 million of unrecognized compensation expense, for non-performance based options, expected to be recognized over a weighted average period of approximately 2.1 years. Compensation expense was included as selling, general and administrative expense for fiscal 2013, 2012 and 2011.

Changes in shares under option, excluding performance based options, are summarized as follows:

	Year Ended October 31,
	2013		2012		2011
In thousands	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beg. of year	12,325,499	$4.49	13,399,381	$4.40	12,731,430	$4.48
Granted	1,045,000	6.68	375,000	3.66	2,315,000	5.01
Exercised	(2,985,792)	2.94	(506,329)	2.23	(757,538)	3.92
Canceled/Forfeited	(1,555,089)	7.02	(942,553)	4.08	(889,511)	7.63

Outstanding, end of year	8,829,618	4.83	12,325,499	4.49	13,399,381	4.40

Exercisable, end of year	6,044,792	4.72	7,903,327	4.94	6,042,873	5.64

The aggregate intrinsic value of options exercised, outstanding and exercisable as of October 31, 2013 is $10 million, $33 million and $23 million, respectively. The weighted average life of options outstanding and exercisable as of October 31, 2013 is 5.4 years and 4.5 years, respectively.

Outstanding stock options, excluding performance based options, at October 31, 2013 consist of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(Years)

$ 1.04 - $ 2.34	1,921,001	5.6	$2.05	1,921,001	$2.05
$ 2.35 - $ 4.60	1,996,750	6.4	3.19	1,341,748	3.43
$ 4.61 - $ 6.64	3,152,867	5.5	5.35	1,548,043	5.26
$ 6.65 - $ 8.70	645,000	7.9	6.96	120,000	7.58
$ 8.71 - $10.75	859,500	1.1	8.85	859,500	8.85
$10.76 - $16.36	254,500	1.4	13.16	254,500	13.16

	8,829,618	5.4	$4.83	6,044,792	$4.72

Changes in non-vested shares under option, excluding performance based options, for the year ended October 31, 2013 are as follows:

	Shares	Wtd. Avg. Grant Date Fair Value
Non-vested, beginning of year	4,422,172	$1.92
Granted	1,045,000	4.81
Vested	(2,428,844)	1.97
Canceled	(253,502)	2.00

Non-vested, end of year	2,784,826	$2.95

Of the 2.8 million non-vested shares under option as of October 31, 2013, approximately 2.7 million are expected to vest over their respective lives.

As of October 31, 2013, there were 3,672,955 shares of common stock that were available for future grant. Of these shares, 2,776,555 were available for issuance of restricted stock.

In June 2011, the Company granted performance based options and performance based restricted stock units to certain key employees and executives. Vesting of these awards is contingent upon a required service period and the Company’s achievement of specified common stock price thresholds. In addition, the vesting of a portion of the options can be accelerated based upon the Company’s achievement of specified annual performance targets. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies in the awards, the Company used a Monte-Carlo simulation in order to determine the grant date fair values of the awards. The assumptions used in the Monte-Carlo simulation for the options and restricted stock units included a risk-free interest rate of 3.0% and 1.7%, respectively, volatility of 67.3% and 82.0%, respectively, and zero dividend yield. The exercise price of the performance based options is $4.65. Additionally, the options were assumed to be voluntarily exercised, or canceled if underwater, at the midpoint of vesting and the contractual term. The weighted average fair value of the options was $3.21 and the weighted average fair value of the restricted stock units was $3.88.

In 2013 and 2012, the Company granted additional performance based restricted stock units. The Company used a Monte-Carlo simulation to determine the grant date fair values of the awards. The assumptions used in the Monte-Carlo simulation for the 2013 restricted stock units included a risk free interest rate ranging from 0.5% to 0.8%, volatility from 56.4% to 88.6%, and zero dividend yield. The weighted average fair value of all restricted stock units granted during 2013 was $4.21. The assumptions used for the 2012 restricted stock units included a risk-free interest rates of 0.6% and 0.7%, volatility of 91.4% and 93.1%, and zero dividend yield. The weighted average fair value of all restricted stock units granted during 2012 was $2.27.

Activity related to performance based options and performance based restricted stock units for the fiscal year ended October 31, 2013 is as follows:

	Performance Options	Performance Restricted Stock Units
Non-vested, October 31, 2012	856,000	7,929,375
Granted	—	6,450,000
Vested	—	—
Canceled	(168,000)	(2,703,593)

Non-vested, October 31, 2013	688,000	11,675,782

As of October 31, 2013, the Company had approximately $1 million and $10 million of unrecognized compensation expense, net of estimated forfeitures, related to the performance options and the performance restricted stock units, respectively. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 2.2 years and 0.6 years, respectively.

The Company may also grant restricted stock and restricted stock units under its 2013 Plan. Prior to March 2013, the Company issued restricted stock and restricted stock units under its 2000 Plan. Restricted stock issued under both plans generally vests in three years, while restricted stock units generally vest upon the Company’s achievement of a specified common stock price threshold. In March 2010, the Company’s stockholders approved a grant of three million shares of restricted stock to a Company sponsored athlete, Kelly Slater. In accordance with the terms of the related restricted stock agreement, all shares have vested as of October 31, 2013.

Changes in restricted stock are as follows:

	Year Ended October 31,
	2013	2012	2011
Outstanding, beginning of year	801,667	1,911,669	2,842,004
Granted	105,000	105,000	120,000
Vested	(685,000)	(1,155,002)	(1,050,335)
Forfeited	(26,667)	(60,000)	—

Outstanding, end of year	195,000	801,667	1,911,669

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and will adjust the amortization period as appropriate. As of October 31, 2013, there had been no acceleration of the amortization period. As of October 31, 2013, the Company had approximately $0.4 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately one year.

The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees who have at least five months of service with the Company. Since the adoption of guidance within ASC 718, “Stock Compensation,” compensation expense has been recognized for shares issued under the ESPP. During fiscal 2013, 2012 and 2011, 448,896, 461,088, and 310,700 shares of stock, respectively, were issued under the plan with proceeds to the Company of approximately $1 million per year.

During fiscal 2013, 2012 and 2011, the Company recognized total compensation expense related to options, restricted stock, performance based options, performance based restricted stock units and ESPP shares of approximately $22 million, $23 million, and $14 million, respectively.

In addition to the equity instruments noted above, certain affiliates of Rhône Capital LLC hold common stock warrants that entitle such affiliates to purchase approximately 25.7 million shares of the Company’s common stock at an exercise price of $1.86 per share.

Note 12 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

In thousands	Derivative Instruments	Foreign Currency Adjustments	Total
Balance November 1, 2010	$(1,253)	$114,935	$113,682
Net losses reclassified to COGS	5,846	—	5,846
Net gains reclassified to foreign currency gain	(90)	—	(90)
Net losses reclassified to interest expense	677	—	677
Changes in fair value, net of tax	(13,283)	9,295	(3,988)

Balance October 31, 2011	$(8,103)	$124,230	$116,127
Net gains reclassified to COGS	(365)	—	(365)
Net losses reclassified to foreign currency gain	929	—	929
Changes in fair value, net of tax	13,295	(43,574)	(30,279)

Balance, October 31, 2012	$5,756	$80,656	$86,412
Net gains reclassified to COGS	(8,137)	—	(8,137)
Net gains reclassified to foreign currency loss	(343)	—	(343)
Changes in fair value, net of tax	(1,867)	(2,147)	(4,014)

Balance, October 31, 2013	$(4,591)	$78,509	$73,918

Note 13 — Income Taxes

A summary of the provision/(benefit) for income taxes from continuing operations is as follows:

	Year Ended October 31,
In thousands	2013	2012	2011
Current:
Federal	$(1,921)	$(2,322)	$(2,860)
State	(60)	(105)	(732)
Foreign	13,719	15,574	13,067

	11,738	13,147	9,475

Deferred:
Federal	$(1,490)	$152	$(182)
State	(259)	322	(33)
Foreign	156,231	(9,717)	(27,728)

	154,482	(9,243)	(27,943)

Provision/(benefit) for income taxes	$166,220	$3,904	$(18,468)

A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Year Ended October 31,
	2013	2012	2011
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.1	0.8	1.7
Foreign tax rate differential	(9.2)	(11.2)	(12.2)
Foreign tax exempt income	—	36.8	14.3
Goodwill impairment	—	—	(58.0)
Stock-based compensation	(2.2)	(24.9)	(4.3)
Uncertain tax positions	1.2	12.5	163.2
Valuation allowance	(250.8)	(88.0)	(90.1)
Other	(1.2)	9.7	(6.1)

Effective income tax rate	(227.1)%	(29.3)%	43.5%

The components of net deferred income taxes are as follows:

	October 31,
In thousands	2013	2012
Deferred income tax assets:
Allowance for doubtful accounts	8,082	7,532
Unrealized gains and losses	15,342	5,541
Tax loss carry forwards	385,375	342,529
Accruals and other	82,768	79,090

	491,567	434,692

Deferred income tax liabilities:
Depreciation and amortization	(15,155)	(12,923)
Intangibles	(27,244)	(25,705)

	(42,399)	(38,628)

Deferred income taxes	449,168	396,064
Valuation allowance	(459,068)	(254,490)

Net deferred income taxes	$(9,900)	$141,574

Income/(loss) before provision for income taxes from continuing operations includes ($5) million, $32 million, and ($4) million of income/(loss) from foreign jurisdictions for the fiscal years ended October 31, 2013, 2012 and 2011, respectively. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

As of October 31, 2013, the Company has federal net operating loss carry forwards of approximately $210 million and state net operating loss carry forwards of approximately $261 million, which will expire on various dates through 2033. The company has recorded a valuation allowance against the entire amount of these tax loss carry forwards. In addition, the Company has foreign tax loss carry forwards of approximately $925 million as of October 31, 2013. Approximately $860 million will be carried forward until fully utilized, with the remaining $65 million expiring on various dates through 2033. The Company has recorded a valuation allowance against $889 million of the foreign tax loss carry forwards. As of October 31, 2013, the Company has capital loss carry forwards of approximately $42 million which will expire in 2014. The Company has recorded a valuation allowance against the entire amount of the capital loss carry forwards.

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. In the fiscal year ended October 31, 2013, the Company concluded that based on all available information and proper weighting of objective and subjective evidence, including a cumulative loss that had been sustained over a three-year period, it is more likely than not that its deferred tax assets primarily in the EMEA segment will not be realized and a full valuation allowance of $157 million was established. Due to sustainable tax losses, the Company maintains a valuation allowance against its net deferred tax assets in certain jurisdictions in the Americas, APAC, and Corporate Operations segments.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest and penalties and related tax carry forwards):

	Year Ended October 31,
In thousands	2013	2012
Balance, beginning of year	$10,787	$10,401
Gross increases related to current year tax positions	1,255	1,166
Settlements	—	—
Lapse in statute of limitation	(866)	(598)
Foreign exchange and other	(174)	(182)

Balance, end of year	$11,002	$10,787

If the Company’s positions are sustained by the relevant taxing authority, approximately $10 million (excluding interest and penalties) of uncertain tax position liabilities as of October 31, 2013 would favorably impact the Company’s effective tax rate in future periods.

The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations, which is included in current tax expense in the summary of income tax provision table shown above. As of October 31, 2013, the Company had recognized a liability for interest and penalties of $7 million.

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

The Company is generally subject to examination in the United States and its significant foreign tax jurisdictions, including France, Australia and Canada for fiscal 2009 and thereafter.

Note 14 — Employee Plans

The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all domestic employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company did not make any contributions to the 401(k) Plan in fiscal 2013, 2012, and 2011.

Employees of the Company’s French subsidiary, Na Pali SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law.

Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and become fully vested with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $0.5 million, $0.4 million, and $3 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2013, 2012 and 2011, respectively.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of October 31, 2013, the Company was hedging a portion of forecasted transactions expected to occur through April 2015. Assuming October 31, 2013 exchange rates remain constant, $5 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next eighteen months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings a net gain of $8 million for the fiscal year ended October 31, 2013, and net losses of $1 million and $6 million for the fiscal years ended October 31, 2012 and 2011, respectively.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.

As of October 31, 2013, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases and future cash receipts:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollar	Inventory	$274,300	Nov 2013 – Apr 2015	$(905)

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

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying consolidated balance sheet:

	Fair Value Measurements Using			Assets (Liabilities)
In thousands	Level 1	Level 2	Level 3	at Fair Value
October 31, 2013:
Derivative assets:
Other receivables	$—	$2,026	$—	$2,026
Other assets	—	382	—	382
Derivative liabilities:
Accrued liabilities	—	(3,313)	—	(3,313)

Total fair value	$—	$(905)	$—	$(905)

October 31, 2012:
Derivative assets:
Other receivables	$—	$11,356	$—	$11,356
Derivative liabilities:
Accrued liabilities	—	(3,860)	—	(3,860)

Total fair value	$—	$7,496	$—	$7,496

Note 16 — Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows:

	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31
Year ended October 31, 2013:
Revenues, net	$412,189	$447,304	$475,164	$475,913
Gross profit	209,773	205,454	233,532	223,672
(Loss)/income from continuing operations attributable to Quiksilver, Inc.	(31,568)	(32,474)	35	(174,759)
Income from discontinued operations attributable to Quiksilver, Inc.	439	79	2,036	3,647
Net (loss)/income attributable to Quiksilver, Inc.	(31,129)	(32,395)	2,071	(171,112)
(Loss)/income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	(0.19)	(0.19)	0.00	(1.04)
Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	0.00	0.00	0.01	0.02
Net (loss)/income per share attributable to Quiksilver, Inc., assuming dilution	(0.19)	(0.19)	0.01	(1.01)
Trade accounts receivable	331,193	372,056	410,593	411,638
Inventories	403,883	345,766	379,684	337,715

Year ended October 31, 2012:
Revenues, net	$434,702	$482,652	$495,265	$529,230
Gross profit	220,075	236,631	243,380	241,233
(Loss)/income from continuing operations attributable to Quiksilver, Inc.	(23,131)	(4,678)	10,167	(377)
Income/(loss) from discontinued operations attributable to Quiksilver, Inc.	526	(442)	2,443	4,736
Net (loss)/income attributable to Quiksilver, Inc.	(22,605)	(5,120)	12,610	4,359
(Loss)/income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	(0.14)	(0.03)	0.06	(0.00)
(Loss)/income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	0.00	(0.00)	0.01	0.03
Net (loss)/income per share attributable to Quiksilver, Inc., assuming dilution	(0.14)	(0.03)	0.07	0.02
Trade accounts receivable	315,203	368,719	391,213	410,774
Inventories	400,910	341,737	377,679	326,877

Note 17 — Restructuring Charges

In connection with the globalization of its organizational structure and core processes, as well as its overall cost reduction efforts, the Company formulated the Fiscal 2013 Profit Improvement Plan (the “2013 Plan”). The 2013 Plan covers the global operations of the Company, and as the Company continues to evaluate its structure, processes and costs, additional charges may be incurred in the future under the 2013 Plan that are not yet determined. The 2013 Plan is, in effect, a continuation and acceleration of the Company’s Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The Company will no longer incur any new charges under the

2011 Plan, but will continue to make cash payments on amounts previously accrued under the 2011 Plan. Amounts charged to expense under the 2013 Plan and 2011 Plan were recorded in selling, general and administrative expense, with a small portion recorded in cost of goods sold, in the Company’s consolidated statements of operations.

Activity and liability balances recorded as part of the 2013 Plan and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance November 1, 2010	$—	$—	$—
Charged to expense	1,389	6,649	8,038
Cash payments	(313)	(417)	(730)

Balance October 31, 2011	$1,076	$6,232	$7,308
Charged to expense	9,721	3,881	13,602
Cash payments	(5,462)	(3,257)	(8,719)

Balance, October 31, 2012	$5,335	$6,856	$12,191
Charged to expense	22,671	5,838	28,509
Cash payments	(15,847)	(5,163)	(21,010)
Adjustments	—	(592)	(592)

Balance, October 31, 2013	$12,159	$6,939	$19,098

Of the amounts charged to expense during fiscal 2013, approximately $9 million, $12 million, $4 million and $4 million were related to the Americas segment, EMEA segment, APAC segment and Corporate Operations segment, respectively.

In addition to the restructuring charges noted above, the Company also recorded approximately $4 million of additional inventory write downs within cost of goods sold and approximately $2 million of additional expenses within selling, general and administrative expense (“SG&A”) during fiscal 2013 related to certain non-core brands and peripheral product categories that have been discontinued, which are not reflected in the table above. Additionally, the Company recorded severance charges of approximately $3 million within SG&A during fiscal 2013 which were unrelated to the 2013 Plan or the 2011 Plan.

Note 18 — Discontinued Operations

One of the elements of the Company’s multi-year Profit Improvement Plan involves divesting or exiting certain non-core businesses. In November 2013, the Company completed the sale of Mervin Manufacturing, Inc., a manufacturer of snowboards and related products under the “Lib-Technologies” and “GNU” brands, (“Mervin”) for $58 million, subject to a final working capital adjustment. Additionally, the Company is pursuing strategic alternatives for Hawk Designs, Inc., its subsidiary that owns and operates the “Hawk” brand, (“Hawk”) as well as its majority stake in U.K.-based Surfdome Shop, Ltd., a multi-brand e-commerce retailer, (“Surfdome”). Accordingly, each of the Company’s Mervin, Hawk and Surfdome businesses were classified as “held for sale” as of October 31, 2013 and are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. The operating results of discontinued operations are as follows:

	Year Ended October 31,
In thousands	2013	2012	2011
Revenues, net	$83,209	$71,390	$36,734
Income before income taxes	9,766	11,155	10,316
Provision for income taxes	3,880	3,653	4,153

Income from discontinued operations	5,886	7,502	6,163
Less: net loss/(income) attributable to non-controlling interest	315	(239)	—

Income from discontinued operations attributable to Quiksilver, Inc.	$6,201	$7,263	$6,163

The components of major assets and liabilities held for sale at October 31, 2013 and 2012 are as follows:

	Year ended October 31,
In thousands	2013	2012
Assets:
Receivables, net	$24,229	$24,773
Inventories Inventories	25,915	17,869
Goodwill	16,109	16,117
Other	9,388	6,623

	$75,641	$65,382

Liabilities:
Accounts payable	$13,039	$9,239
Accrued liabilities	3,381	4,700
Other	1,719	150

	$18,139	$14,089

Total assets held for sale as of October 31, 2013 and 2012 by geographical segment were as follows:

	October 31,
In thousands	2013	2012
Americas	27,398	27,069
EMEA	47,588	37,611
APAC	655	702

	$75,641	$65,382

Note 19 — Subsequent Events

During November 2013, the Company acquired the remaining minority interests of each of its Brazil and Mexico joint ventures for total consideration of approximately $18 million. As a result of these transactions, the Brazil and Mexico subsidiaries both became wholly-owned subsidiaries.

In November 2013, the Company completed the sale of Mervin for $58 million, subject to a final working capital adjustment. All assets and liabilities of the Mervin business have been classified as “held for sale” in the accompanying consolidated balance sheets and all Mervin operations have been classified as “discontinued operations” in the accompanying consolidated statements of operations for all periods presented. See note 18, “Discontinued Operations” for further details.

Note 20 — Condensed Consolidating Financial Information

In July 2013, the Company issued $225 million aggregate principal amount of its 2020 Notes. These notes were issued in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). They were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside of the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. In November, 2013, these notes were exchanged for publicly registered notes with identical terms. Obligations under the Company’s 2020 Notes are fully and unconditionally guaranteed by certain of its domestic subsidiaries.

The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver, Inc., QS Wholesale, Inc., the guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2013 and October 31, 2012 and for each of fiscal 2013, 2012 and 2011. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

Year Ended October 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$464	$422,210	$472,864	$1,158,281	$(243,249)	$1,810,570
Cost of goods sold	—	252,103	330,655	548,582	(193,201)	938,139

Gross profit	464	170,107	142,209	609,699	(50,048)	872,431

Selling, general and administrative expense	54,002	131,560	137,148	559,152	(24,305)	857,557
Asset impairments	—	1,646	5,939	4,742	—	12,327

Operating (loss)/income	(53,538)	36,901	(878)	45,805	(25,743)	2,547

Interest expense, net	39,487	4,359	1	27,202	—	71,049
Foreign currency loss/(gain)	318	56	(4)	4,319	—	4,689
Equity in earnings	138,111	2,739	—	—	(140,850)	—

(Loss)/income before provision/(benefit) for income taxes	(231,454)	29,747	(875)	14,284	115,107	(73,191)
Provision/(benefit) for income taxes	422	(665)	(3,488)	169,951	—	166,220

(Loss)/income from continuing operations	(231,876)	30,412	2,613	(155,667)	115,107	(239,411)

(Loss)/income from discontinued operations	(689)	—	5,211	1,353	11	5,886

Net (loss)/income	(232,565)	30,412	7,824	(154,314)	115,118	(233,525)

Net loss attributable to non-controlling interest	—	—	—	960	—	960

Net (loss)/income attributable to Quiksilver, Inc.	(232,565)	30,412	7,824	(153,354)	115,118	(232,565)

Other comprehensive loss	(12,494)	—	—	(12,494)	12,494	(12,494)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(245,059)	$30,412	$7,824	$(165,848)	$127,612	$(245,059)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

Year Ended October 31, 2012

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$469	$453,532	$537,295	$1,222,273	$(271,720)	$1,941,849
Cost of goods sold	—	275,179	358,290	579,152	(212,091)	1,000,530

Gross profit	469	178,353	179,005	643,121	(59,629)	941,319

Selling, general and administrative expense	56,983	147,684	151,230	562,946	(30,593)	888,250
Asset impairments	—	11	5,151	2,072	—	7,234

Operating (loss)/income	(56,514)	30,658	22,624	78,103	(29,036)	45,835

Interest expense, net	28,987	5,352	1	26,545	—	60,885
Foreign currency (gain)/loss	(173)	(148)	96	(1,484)	—	(1,709)
Equity in earnings	(74,572)	4,674	—	—	69,898	—

(Loss)/income before provision/(benefit) for income taxes	(10,756)	20,780	22,527	53,042	(98,934)	(13,341)
Provision/(benefit) for income taxes	—	1,144	(3,097)	5,857	—	3,904

(Loss)/income from continuing operations	(10,756)	19,636	25,624	47,185	(98,934)	(17,245)

Income from discontinued operations	—	—	5,721	2,080	(299)	7,502

Net (loss)/income	(10,756)	19,636	31,345	49,265	(99,233)	(9,743)

Net income attributable to non-controlling interest	—	—	—	(1,013)	—	(1,013)

Net (loss)/income attributable to Quiksilver, Inc.	(10,756)	19,636	31,345	48,252	(99,233)	(10,756)

Other comprehensive loss	(29,715)	—	—	(29,715)	29,715	(29,715)

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(40,471)	$19,636	$31,345	$18,537	$(69,518)	$(40,471)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

Year Ended October 31, 2011

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues, net	$464	$440,088	$444,454	$1,263,177	$(231,856)	$1,916,327
Cost of goods sold	—	268,361	279,712	548,993	(180,525)	916,541

Gross profit	464	171,727	164,742	714,184	(51,331)	999,786

Selling, general and administrative expense	43,045	139,530	159,715	565,717	(25,631)	882,376
Asset impairments	—	1,778	1,621	82,974	—	86,373

Operating (loss)/income	(42,581)	30,419	3,406	65,493	(25,700)	31,037

Interest expense, net	28,871	3,795	(1)	41,152	—	73,817
Foreign currency loss/(gain)	30	(229)	21	(101)	—	(279)
Equity in earnings	(50,224)	(836)	—	—	51,060	—

(Loss)/income before provision/(benefit) for income taxes	(21,258)	27,689	3,386	24,442	(76,760)	(42,501)
Provision/(benefit) for income taxes	—	165	(3,971)	(14,662)	—	(18,468)

(Loss)/income from continuing operations	(21,258)	27,524	7,357	39,104	(76,760)	(24,033)

Income from discontinued operations	—	—	6,120	375	(332)	6,163

Net (loss)/income	(21,258)	27,524	13,477	39,479	(77,092)	(17,870)

Net income attributable to non-controlling interest	—	—	—	(3,388)	—	(3,388)

Net (loss)/income attributable to Quiksilver, Inc.	(21,258)	27,524	13,477	36,091	(77,092)	(21,258)

Other comprehensive income	2,445	—	—	2,445	(2,445)	2,445

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(18,813)	$27,524	$13,477	$38,536	$(79,537)	$(18,813)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

October 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$35	$3,733	$296	$53,216	$—	$57,280
Trade accounts receivable, net	—	83,991	48,230	279,417	—	411,638
Other receivables	19	5,613	2,007	15,667	—	23,306
Inventories	—	43,405	93,074	224,695	(23,459)	337,715
Deferred income taxes	—	24,624	—	6,482	(21,109)	9,997
Prepaid expenses and other current assets	3,372	3,271	3,752	13,729	—	24,124
Intercompany balances	—	173,547	—	—	(173,547)	—
Current portion of assets held for sale	—	—	26,051	25,475	(330)	51,196

Total current assets	3,426	338,184	173,410	618,681	(218,445)	915,256

Fixed assets, net	21,378	35,152	21,816	152,915	—	231,261
Intangible assets, net	4,487	44,596	1,154	84,359	—	134,596
Goodwill	—	103,880	7,675	150,070	—	261,625
Other assets	8,025	5,654	1,096	38,512	—	53,287
Deferred income taxes long-term	21,085	—	—	2,111	(23,196)	—
Investment in subsidiaries	949,814	8,795	—	—	(958,609)	—
Assets held for sale, net of current portion	—	—	1,676	22,769	—	24,445

Total assets	$1,008,215	$536,261	$206,827	$1,069,417	$(1,200,250)	$1,620,470

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$—	$—	$—
Accounts payable	4,222	51,283	35,910	110,260	—	201,675
Accrued liabilities	17,900	9,921	6,929	86,795	—	121,545
Current portion of long-term debt	—	—	—	23,488	—	23,488
Income taxes payable	—	121	—	3,791	—	3,912
Deferred income taxes	20,365	—	744	—	(21,109)	—
Intercompany balances	92,815	—	47,424	33,308	(173,547)	—
Current portion of assets held for sale	689	—	3,773	11,958	—	16,420

Total current liabilities	135,991	61,325	94,780	269,600	(194,656)	367,040

Long-term debt	500,896	—	—	306,916	—	807,812
Deferred income taxes long-term	—	41,039	2,053	—	(23,196)	19,896
Other long-term liabilities	1,622	6,012	8,946	19,765	—	36,345
Assets held for sale, net of current portion	—	—	187	1,532	—	1,719

Total liabilities	638,509	108,376	105,966	597,813	(217,852)	1,232,812

Stockholders’/invested equity:	369,706	427,885	100,861	453,652	(982,398)	369,706
Non-controlling interest	—	—	—	17,952	—	17,952

Total liabilities and equity	$1,008,215	$536,261	$206,827	$1,069,417	$(1,200,250)	$1,620,470

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

October 31, 2012

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$324	$1,966	$(1,831)	$41,364	$—	$41,823
Trade accounts receivable, net	—	80,522	83,018	247,234	—	410,774
Other receivables	20	2,767	1,703	26,524	—	31,014
Income taxes receivable	—	117	—	—	(117)	—
Inventories	—	32,156	92,139	224,278	(21,696)	326,877
Deferred income taxes	—	26,617	—	21,198	(21,408)	26,407
Prepaid expenses and other current assets	2,277	4,463	4,399	14,321	—	25,460
Intercompany balances	—	218,896	—	—	(218,896)	—
Current portion of assets held for sale	—	—	26,162	18,053	(701)	43,514

Total current assets	2,621	367,504	205,590	592,972	(262,818)	905,869

Fixed assets, net	18,802	39,175	24,656	153,110	—	235,743
Intangible assets, net	3,228	45,547	1,257	85,124	—	135,156
Goodwill	—	103,880	8,336	144,834	—	257,050
Other assets	2,753	2,083	594	41,958	—	47,388
Deferred income taxes long-term	21,686	—	—	138,716	(45,236)	115,166
Investment in subsidiaries	1,087,924	12,180	—	—	(1,100,104)	—
Assets held for sale, net of current portion	—	—	1,607	20,261	—	21,868

Total assets	$1,137,014	$570,369	$242,040	$1,176,975	$(1,408,158)	$1,718,240

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$18,147	$—	$18,147
Accounts payable	6,995	39,542	55,024	92,772	—	194,333
Accrued liabilities	6,189	15,699	8,098	80,205	—	110,191
Current portion of long-term debt	—	8,594	—	10,053	—	18,647
Income taxes payable	—	—	—	1,476	(117)	1,359
Deferred income taxes	20,902	—	506	—	(21,408)	—
Intercompany balances	119,618	—	68,707	30,571	(218,896)	—
Current portion of assets held for sale	—	—	5,335	8,604	—	13,939

Total current liabilities	153,704	63,835	137,670	241,828	(240,421)	356,616

Long-term debt	400,000	60,700	—	260,475	—	721,175
Deferred income taxes long-term	—	42,951	2,285	—	(45,236)	—
Other long-term liabilities	—	5,413	8,909	23,741	—	38,063
Assets held for sale, net of current portion	—	—	139	11	—	150

Total liabilities	553,704	172,899	149,003	526,055	(285,657)	1,116,004

Stockholders’/invested equity:	583,310	397,470	93,037	631,994	(1,122,501)	583,310
Non-controlling interest	—	—	—	18,926	—	18,926

Total liabilities and equity	$1,137,014	$570,369	$242,040	$1,176,975	$(1,408,158)	$1,718,240

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended October 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(232,565)	$30,412	$7,824	$(154,314)	$115,118	$(233,525)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income from discontinued operations	689	—	(5,211)	(1,353)	(11)	(5,886)
Depreciation and Amortization	2,218	11,556	6,031	30,153	—	49,958
Stock based compensation	21,556	—	—	—	—	21,556
Provision for doubtful accounts	—	(129)	(1,823)	7,681	—	5,729
Asset impairments	—	1,646	5,939	4,742	—	12,327
Equity in earnings	138,111	2,739	—	613	(140,850)	613
Non-cash interest expense	4,702	1,312	—	781		6,795
Deferred income taxes	—	(1,750)	—	160,847	—	159,097
Other adjustments to reconcile net (loss)/income	316	27	(196)	(1,529)	—	(1,382)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(3,339)	36,610	(34,491)	—	(1,220)
Inventories	—	(11,182)	3,830	(30,251)	25,743	(11,860)
Other operating assets and liabilities	8,327	3,080	(20,748)	32,027	—	22,686

Cash (used in)/provided by operating activities of continuing operations	(56,646)	34,372	32,256	14,906	—	24,888
Cash provided by operating activities of discontinued operations	—	—	1,515	789	—	2,304

Net cash (used in)/provided by operating activities	(56,646)	34,372	33,771	15,695	—	27,192

Cash flows from investing activities:
Proceeds from sale of fixed assets	55	—	12	792	—	859
Capital expenditures	(7,347)	(6,606)	(7,965)	(30,264)	—	(52,182)

Cash used in investing activities of continuing operations	(7,292)	(6,606)	(7,953)	(29,472)	—	(51,323)
Cash used in investing activities of discontinued operations	—	—	(268)	(2,302)	—	(2,570)

Net cash used in investing activities	(7,292)	(6,606)	(8,221)	(31,774)	—	(53,893)

Cash flows from financing activities:
Transactions with non-controlling interest owners	—	(58)	—	—	—	(58)
Borrowings on lines of credit	—	—	—	6,157	—	6,157
Payments on lines of credit	—	—	—	(22,561)	—	(22,561)
Borrowings on long-term debt	500,776	59,829	—	92,310	—	652,915
Payments on long-term debt	(400,000)	(129,123)	—	(53,333)	—	(582,456)
Payments of debt issuance costs	(9,965)	(4,312)	—	—	—	(14,277)
Stock option exercises and employee stock purchases	9,944	—	—	—	—	9,944
Intercompany	(37,106)	47,665	(23,423)	12,864	—	—

Cash provided by/(used in) financing activities of continuing operations	63,649	(25,999)	(23,423)	35,437	—	49,664
Cash provided by financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by/(used in) financing activities	63,649	(25,999)	(23,423)	35,437	—	49,664

Effect of exchange rate changes on cash	—	—	—	(7,506)	—	(7,506)

Net (decrease)/increase in cash and cash equivalents	(289)	1,767	2,127	11,852	—	15,457

Cash and cash equivalents, beginning of period	324	1,966	(1,831)	41,364	—	41,823

Cash and cash equivalents, end of period	$35	$3,733	$296	$53,216	$—	$57,280

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended October 31, 2012

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(10,756)	$19,636	$31,345	$49,265	$(99,233)	$(9,743)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	—	(5,721)	(2,080)	299	(7,502)
Depreciation and Amortization	2,088	11,314	6,483	32,533	—	52,418
Stock based compensation	22,552	—	—	—	—	22,552
Provision for doubtful accounts	—	(763)	(1,307)	6,100	—	4,030
Asset impairments	—	11	5,151	2,072	—	7,234
Equity in earnings	(74,572)	4,674	—	282	69,898	282
Non-cash interest expense	1,490	1,506	—	689	—	3,685
Deferred income taxes	—	474	—	(9,095)	—	(8,621)
Other adjustments to reconcile net (loss)/income	(443)	(94)	130	(6,114)	—	(6,521)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(7,227)	(19,368)	(24,155)	—	(50,750)
Inventories	—	23,444	(41,966)	(3,331)	29,036	7,183
Other operating assets and liabilities	5,918	(9,589)	16,996	(42,144)	—	(28,819)

Cash (used in)/provided by operating activities of continuing operations	(53,723)	43,386	(8,257)	4,022	—	(14,572)
Cash provided by operating activities of discontinued operations	—	—	(1,521)	2,554	—	1,033

Net cash (used in)/provided by operating activities	(53,723)	43,386	(9,778)	6,576	—	(13,539)

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	43	2	8,153	—	8,198
Capital expenditures	(4,388)	(13,744)	(8,527)	(36,684)	—	(63,343)

Cash used in investing activities of continuing operations	(4,388)	(13,701)	(8,525)	(28,531)	—	(55,145)
Cash used in investing activities of discontinued operations	—	—	(309)	(11,546)	—	(11,855)

Net cash used in investing activities	(4,388)	(13,701)	(8,834)	(40,077)	—	(67,000)

Cash flows from financing activities:
Transactions with non-controlling interest owners	—	(11,000)	—	—	—	(11,000)
Borrowings on lines of credit	—	—	—	15,139	—	15,139
Payments on lines of credit	—	—	—	(12,641)	—	(12,641)
Borrowings on long-term debt	—	93,500	—	46,535	—	140,035
Payments on long-term debt	—	(70,800)	—	(42,041)	—	(112,841)
Stock option exercises and employee stock purchases	2,241	—	—	—	—	2,241
Intercompany	56,177	(44,391)	20,422	(32,208)	—	—

Cash provided by/(used in) financing activities of continuing operations	58,418	(32,691)	20,422	(25,216)	—	20,933
Cash provided by financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by/(used in) financing activities	58,418	(32,691)	20,422	(25,216)	—	20,933

Effect of exchange rate changes on cash	—	—	—	(8,324)	—	(8,324)

Net increase/(decrease) in cash and cash equivalents	307	(3,006)	1,810	(67,041)	—	(67,930)

Cash and cash equivalents, beginning of period	17	4,972	(3,641)	108,405	—	109,753

Cash and cash equivalents, end of period	$324	$1,966	$(1,831)	$41,364	$—	$41,823

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended October 31, 2011

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(21,258)	$27,524	$13,477	$39,479	$(77,092)	$(17,870)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	—	(6,120)	(375)	332	(6,163)
Depreciation and Amortization	1,735	13,191	7,067	33,079	—	55,072
Stock based compensation	14,414	—	—	—	—	14,414
Provision for doubtful accounts	—	225	740	7,268	—	8,233
Asset impairments	—	1,778	1,621	82,974	—	86,373
Equity in earnings	(50,224)	(994)	—	(197)	51,060	(355)
Non-cash interest expense	1,387	1,808	—	15,917	—	19,112
Deferred income taxes	—	3,703	—	(31,951)	—	(28,248)
Other adjustments to reconcile net (loss)/income	72	351	130	(6,219)	—	(5,666)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(8,811)	(10,278)	(10,021)	—	(29,110)
Inventories	—	(49,448)	6,311	(50,720)	25,700	(68,157)
Other operating assets and liabilities	(17,134)	5,146	7,739	30,273	—	26,024

Cash (used in)/provided by operating activities of continuing operations	(71,008)	(5,527)	20,687	109,507	—	53,659
Cash provided by/(used in) operating activities of discontinued operations	—	—	1,870	(1,380)	—	490

Net cash (used in)/provided by operating activities	(71,008)	(5,527)	22,557	108,127	—	54,149

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	5	10	12,531	—	12,546
Capital expenditures	(12,570)	(21,726)	(12,336)	(42,396)	—	(89,028)
Payment for purchases of companies	—	—	(528)	(5,050)	—	(5,578)

Cash used in investing activities of continuing operations	(12,570)	(21,721)	(12,854)	(34,915)	—	(82,060)
Cash used in investing activities of discontinued operations	—	—	(562)	—	—	(562)

Net cash used in investing activities	(12,570)	(21,721)	(13,416)	(34,915)	—	(82,622)

Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	30,070	—	30,070
Payments on lines of credit	—	—	—	(35,303)	—	(35,303)
Borrowings on long-term debt	—	44,500	—	270,830	—	315,330
Payments on long term debt	—	(25,524)	—	(259,152)	—	(284,676)
Payments of Debt and Equity Issuance Costs	—	—	—	(6,391)	—	(6,391)
Stock option exercises and employee stock purchases	4,129	—	—	—	—	4,129
Intercompany	79,302	(25,463)	(13,247)	(40,592)	—	—

Cash provided by/(used in) financing activities of continuing operations	83,431	(6,487)	(13,247)	(40,538)	—	23,159
Cash provided by financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by/(used in) financing activities	83,431	(6,487)	(13,247)	(40,538)	—	23,159

Effect of exchange rate changes on cash	—	—	—	(5,526)	—	(5,526)

Net (decrease)/increase in cash and cash equivalents	(147)	(33,735)	(4,106)	27,148	—	(10,840)

Cash and cash equivalents, beginning of period	164	38,707	465	81,257	—	120,593

Cash and cash equivalents, end of period	$17	$4,972	$(3,641)	$108,405	$—	$109,753

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2013

QUIKSILVER, INC.
(Registrant)

By:	/s/ Andrew P. Mooney	By:	/s/ Richard Shields
	Andrew P. Mooney		Richard Shields
	Chief Executive Officer and President		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Andrew P. Mooney, Charles S. Exon and Richard Shields, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/ Andrew P. Mooney	Chief Executive Officer, President and Director (Principal Executive Officer)	December 23, 2013
Andrew P. Mooney

/s/ Richard Shields	Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2013
Richard Shields

/s/ Robert B. McKnight, Jr.	Executive Chairman and Director	December 23, 2013
Robert B. McKnight, Jr.

/s/ William M. Barnum, Jr.	Director	December 23, 2013
William M. Barnum, Jr.

/s/ Joseph F. Berardino	Director	December 23, 2013
Joseph F. Berardino

/s/ Michael A. Clarke	Director	December 23, 2013
Michael A. Clarke

/s/ James G. Ellis	Director	December 23, 2013
James G. Ellis

/s/ M. Steven Langman	Director	December 23, 2013
M. Steven Langman

/s/ Robert L. Mettler	Director	December 23, 2013
Robert L. Mettler

/s/ Andrew W. Sweet	Director	December 23, 2013
Andrew W. Sweet

EXHIBIT INDEX

Exhibit #	Description of Exhibit

2.1	Stock Purchase Agreement dated November 12, 2008, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 18, 2008).

2.2	Amendment No. 1 to Stock Purchase Agreement dated October 29, 2009, by and among Quiksilver, Inc., Pilot S.A.S., Meribel S.A.S., Quiksilver Americas, Inc., Chartreuse et Mont Blanc LLC, Chartreuse et Mont Blanc SAS, Chartreuse et Mont Blanc Global Holdings S.C.A., Macquarie Asset Finance Limited and Mavilia SAS (incorporate by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2009).

2.3	Stock Purchase Agreement dated October 22, 2013 by and among Quiksilver, Inc., QS Wholesale, Inc. and Extreme Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 28, 2013).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 3, 2013).

4.1	Indenture for the 6 7/8% Senior Notes due 2015 dated July 22, 2005, among Quiksilver, Inc., the subsidiary guarantors set forth therein and Wilmington Trust Company, as trustee, including the form of Global Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 25, 2005).

4.2	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

4.3	Indenture, dated as of July 16, 2013, related to the $280,000,000 aggregate principal amount 7.875% Senior Secured Notes due 2018, by and among Quiksilver, Inc., QS Wholesale, Inc., the subsidiary guarantor parties thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent, including the Form of Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 16, 2013).

4.4	Indenture, dated as of July 16, 2013, related to the $225,000,000 aggregate principal amount of their 10.000% Senior Notes due 2020, by and among Quiksilver, Inc., QS Wholesale, Inc., the subsidiary guarantor parties thereto, and Wells Fargo Bank, National Association, as trustee, including the Form of Note attached thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed July 16, 2013).

4.5	Registration Rights Agreement, dated as of July 16, 2013, by and among the Quiksilver, Inc., QS Wholesale, Inc., the guarantors subsidiaries party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 16, 2013).

10.1	Commitment Letter by and among Quiksilver, Inc., Quiksilver Americas, Inc. and Rhône Capital III L.P. dated June 8, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2009).

10.2	Credit Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.3	Credit Agreement by and among Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto, dated July 31, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.4	Warrant and Registration Rights Agreement by and among Quiksilver, Inc., Rhône Capital III L.P. and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the initial warrant holders, dated July 31, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on June 9, 2010).

10.5	Amendment to Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Quiksilver Americas, Inc., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.6	Amendment to Euro Credit Agreement dated January 11, 2010 by and between Quiksilver, Inc., Mountain & Wave S.a.r.l., as borrower, Rhône Group L.L.C., as administrative agent, and Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P., as the lenders party thereto (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K filed on January 12, 2010).

10.7	Exchange Letter Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., Mountain & Wave S.a.r.l., Rhône Group L.L.C., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated June 14, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 15, 2010).

10.8	Exchange Agreement by and among Quiksilver, Inc., Quiksilver Americas, Inc., Mountain & Wave S.a.r.l., Rhône Group L.L.C., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated June 24, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 25, 2010).

10.9	Stockholders Agreement by and among Quiksilver, Inc., Rhône Capital III, L.P., Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2010).

10.10	Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America N.A., as an administrative and collateral agent, and the lender parties thereto dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 27, 2010).

10.11	First Amendment to Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America N.A.., as an administrative and collateral agent, and the lender parties thereto dated November 29, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 29, 2010).

10.12	Third Amendment to Term Loan Agreement by and among Quiksilver Americas, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America, N.A., as an administrative and collateral agent, and the lender parties thereto dated February 1, 2012 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed March 9, 2012).

10.13	Fourth Amendment to Term Loan Agreement by and among QS Wholesale, Inc., as borrower, Quiksilver, Inc., as a guarantor, Bank of America, N.A., as an administrative and collateral agent, and the lender parties thereto dated January 24, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013).

10.14	Credit Agreement by and among Quiksilver Americas, Inc., Bank of America, N.A., Banc of America Securities LLC, General Electric Capital Corporation and GE Capital Markets, Inc. dated July 31, 2009 (the “US Credit Agreement”) (incorporated by reference to Exhibit 10.5 of the Company’s Amended Quarterly Report on Form 10-Q/A filed on September 15, 2010). Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated by asterisks (“*****”), and the omitted text has been filed separately with the Securities and Exchange Commission.

10.15	First Amendment to US Credit Agreement dated August 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 2, 2010).

10.16	Second Amendment to US Credit Agreement dated November 29, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 29, 2010).

10.17	Amended and Restated Credit Agreement, dated as of May 24, 2013, among Quiksilver, Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 29, 2013).

10.18	First Amendment, dated as of July 16, 2013, to Amended and Restated Credit Agreement, dated as of May 24, 2013, by and among Quiksilver Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 16, 2013).

10.19	English Translation of Agreement, dated as of October 31, 2013, by and among Na Pali S.A.S., Emerald Coast S.A.S., Kauai GmBH, Lanai Ltd., Sumbawa SL and Eurofactor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 6, 2013).

10.20	Form of Indemnity Agreement between Quiksilver, Inc. and individual directors and officers of Quiksilver, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.21	Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option and Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 23, 2011). (1)

10.22	Amendment to Quiksilver, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.23	Standard Form of Restricted Stock Unit Agreement under the Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011). (1)

10.24	Form of Letter Agreement for the Surrender, Cancellation and Amendment of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.25	Letter Agreement for the Surrender, Cancellation and Amendment of Restricted Stock Unit Award between Robert B. McKnight, Jr. and Quiksilver, Inc. dated January 22, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013). (1)

10.26	Form of Restricted Stock Unit Agreement for November 2012 Grants (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.27	Restricted Stock Unit Agreement between Andrew P. Mooney and Quiksilver, Inc. dated January 11, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013). (1)

10.28	Restricted Stock Unit Agreement between Andrew P. Mooney and Quiksilver, Inc. dated March 19, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.29	Quiksilver, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009). (1)

10.30	Quiksilver, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.31	Quiksilver, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013). (1)

10.32	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004). (1)

10.33	Quiksilver, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2011). (1)

10.34	Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 28, 2006). (1)

10.35	Standard Form of Restricted Stock Issuance Agreement under the Quiksilver, Inc. 2006 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2006). (1)

10.36	Quiksilver, Inc. 2013 Performance Incentive Plan, together with form Stock Option, Restricted Stock and Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.37	Amended and Restated Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated January 3, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2013). (1)

10.38	Employment Agreement between Andrew P. Mooney and Quiksilver, Inc. dated January 3, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2013). (1)

10.39	Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.40	Transitional Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.41	English translation of Employment Agreement between Pierre Agnes and Pilot SAS effective July 1, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 4, 2013). (1)

10.42	English translation of Corporate Mandate between Pierre Agnes and Pilot SAS Quiksilver, Inc. effective July 1, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 4, 2013). (1)

10.43	Employment Agreement between Craig Stevenson and Ug Manufacturing Co. Pty Ltd dated March 6, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 12, 2012). (1)

10.44	Deed of Separation between Craig Stevenson and Ug Manufacturing Co. Pty Ltd dated February 22, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2013). (1)

10.45	Employment Agreement between Richard Shields and Quiksilver, Inc. dated April 12, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 27, 2012). (1)

10.46	Employment Agreement between Robert Colby and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2012). (1)

10.47	Consulting Services Agreement between Paul Speaker and Quiksilver, Inc. dated March 23, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011). (1)

10.48	Indemnity Agreement by and between Quiksilver, Inc. and Andrew Sweet dated July 31, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.49	Indemnity Agreement by and between Quiksilver, Inc. and M. Steven Langman dated July 31, 2009 (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

21.1	Subsidiaries of Quiksilver, Inc.

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Management contract or compensatory plan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document