Form 10-Q
period 2014-01-31
QUIKSILVER INC
filed 2014-03-07
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at February 28, 2014 was 170,413,719.

QUIKSILVER, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter Ended January 31,
In thousands, except per share amounts	2014	2013
Revenues, net	$392,612	$412,189
Cost of goods sold	192,776	202,416

Gross profit	199,836	209,773
Selling, general and administrative expense	203,784	216,339
Asset impairments	883	3,168

Operating loss	(4,831)	(9,734)
Interest expense, net	19,420	15,501
Foreign currency loss	2,828	3,065

Loss before (benefit)/provision for income taxes	(27,079)	(28,300)
(Benefit)/provision for income taxes	(4,385)	2,949

Loss from continuing operations	(22,694)	(31,249)
Income from discontinued operations, net of tax (includes net gain on sales of businesses of $38,103, and $0, respectively)	37,617	625

Net income/(loss)	14,923	(30,624)
Less: net loss/(income) attributable to non-controlling interest	464	(505)

Net income/(loss) attributable to Quiksilver, Inc.	$15,387	$(31,129)

Loss per share from continuing operations attributable to Quiksilver, Inc.	$(0.13)	$(0.19)

Income per share from discontinued operations attributable to Quiksilver, Inc.	$0.22	$0.00

Net income/(loss) per share attributable to Quiksilver, Inc.	$0.09	$(0.19)

Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.13)	$(0.19)

Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.22	$0.00

Net income/(loss) per share attributable to Quiksilver, Inc., assuming dilution	$0.09	$(0.19)

Weighted average common shares outstanding, basic and diluted	169,747	165,767

Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(22,333)	$(31,568)
Income from discontinued operations, net of tax	37,720	439

Net income/(loss)	$15,387	$(31,129)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	First Quarter Ended January 31,
In thousands	2014	2013
Net income/(loss)	$14,923	$(30,624)
Other comprehensive income/(loss):
Foreign currency translation adjustment	(20,715)	11,758
Net unrealized gain/(loss) on derivative instruments, net of tax provision/(benefit) of $1,321 (2014) and $(1,628) (2013)	6,293	(3,648)

Comprehensive income/(loss)	501	(22,514)
Comprehensive loss/(income) attributable to non-controlling interest	464	(505)

Comprehensive income/(loss) attributable to Quiksilver, Inc.	$965	$(23,019)

See Notes to Condensed Consolidated Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
In thousands, except share and per share amounts	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$69,988	$57,280
Restricted cash	60,617	—
Trade accounts receivable, less allowances of $61,534 (2014) and $60,912 (2013)	338,723	411,638
Other receivables	27,278	23,306
Inventories, net	360,146	337,715
Deferred income taxes - current	9,563	9,997
Prepaid expenses and other current assets	29,243	24,124
Current portion of assets held for sale	13,676	51,196

Total current assets	909,234	915,256
Fixed assets, less accumulated depreciation and amortization of $239,565 (2014) and $248,860 (2013)	224,914	231,261
Intangible assets, net	134,665	134,596
Goodwill	258,238	261,625
Other assets	50,389	53,287
Assets held for sale, net of current portion	23,715	24,445

Total assets	$1,601,155	$1,620,470

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$168,005	$201,675
Accrued liabilities	119,757	121,545
Current portion of long-term debt	43,424	23,488
Income taxes payable	1,913	3,912
Current portion of assets held for sale	9,075	16,420

Total current liabilities	342,174	367,040
Long-term debt, net of current portion	821,224	807,812
Other long-term liabilities	34,503	36,345
Deferred income taxes long-term	21,590	19,896
Assets held for sale, net of current portion	1,577	1,719

Total liabilities	1,221,068	1,232,812
Equity:
Preferred stock, $0.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $0.01 par value, authorized shares - 285,000,000; issued shares - 173,278,919 (2014) and 172,579,182 (2013)	1,733	1,726
Additional paid-in capital	574,081	576,726
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(260,499)	(275,886)
Accumulated other comprehensive income	59,496	73,918

Total Quiksilver, Inc. stockholders’ equity	368,033	369,706
Non-controlling interest	12,054	17,952

Total equity	380,087	387,658

Total liabilities and equity	$1,601,155	$1,620,470

See Notes to Condensed Consolidated Financial Statements

QUIKSILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter ended January 31,
In thousands	2014	2013
Cash flows from operating activities:
Net income/(loss)	$14,923	$(30,624)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Income from discontinued operations	(37,617)	(625)
Depreciation and amortization	10,545	11,943
Stock-based compensation	5,063	7,336
Provision for doubtful accounts	1,662	1,248
(Gain)/loss on disposal of fixed assets	(266)	2
Unrealized foreign currency loss	3,065	2,659
Asset impairments	883	3,168
Non-cash interest expense	914	911
Equity in earnings	352	(11)
Deferred income taxes	5	1,135
Changes in operating assets and liabilities:
Trade accounts receivable	64,203	85,538
Other receivables	(825)	3,475
Inventories	(32,663)	(69,405)
Prepaid expenses and other current assets	(7,372)	(11,605)
Other assets	2,628	3,330
Accounts payable	(28,498)	16,673
Accrued liabilities and other long-term liabilities	124	(14,012)
Income taxes payable	(1,242)	(1,174)

Cash (used in)/provided by operating activities of continuing operations	(4,116)	9,962
Cash (used in)/provided by operating activities of discontinued operations	(7,195)	13,354

Net cash (used in)/provided by operating activities	(11,311)	23,316
Cash flows from investing activities:
Capital expenditures	(10,558)	(12,100)
Changes in restricted cash	(60,617)	—

Cash used in investing activities of continuing operations	(71,175)	(12,100)
Cash provided by/(used in) investing activities of discontinued operations	76,719	(678)

Net cash provided by/(used in) investing activities	5,544	(12,778)
Cash flows from financing activities:
Borrowings on lines of credit	—	1,963
Payments on lines of credit	—	(8,042)
Borrowings on long-term debt	70,966	47,879
Payments on long-term debt	(50,370)	(23,200)
Stock option exercises and employee stock purchases	3,138	3,319
Payments of debt issuance costs	(335)	—

Cash provided by financing activities of continuing operations	23,399	21,919
Cash provided by financing activities of discontinued operations	—	—

Net cash provided by financing activities	23,399	21,919
Effect of exchange rate changes on cash	(4,924)	(5,919)

Net increase in cash and cash equivalents	12,708	26,538
Cash and cash equivalents, beginning of period	57,280	41,823

Cash and cash equivalents, end of period	$69,988	$68,361

Supplementary cash flow information:
Cash paid during the period for:
Interest	$12,894	$13,431

Income taxes	$6,516	$2,731

Non-cash investing activities:
Capital expenditures accrued at period end	$3,453	$5,750

Non-cash financing activities:
Debt issued for purchase of non-controlling interest	$17,388	$—

See Notes to Condensed Consolidated Financial Statements

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

Quiksilver, Inc. and its subsidiaries (the “Company”) has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the first quarter (three months) ended January 31, 2014 and 2013. References to any particular fiscal year refer to the year ended October 31 of that year (for example, “fiscal 2014” refers to the year ending October 31, 2014). The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the fiscal year ended October 31, 2013 included in the Company’s most recent Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year.

In November 2013, the Company sold Mervin Manufacturing, Inc., its subsidiary that manufactured snowboards and related products under the “Lib Technologies” and “GNU” brands, (“Mervin”). In January 2014, the Company sold substantially all of the assets of Hawk Designs, Inc., its subsidiary that owned and operated the “Hawk” brand, (“Hawk”). Additionally, the Company is pursuing strategic alternatives for its majority stake in the U.K.-based Surfdome Shop, Ltd., a multi-brand e-commerce retailer (“Surfdome”). Each of the Company’s Mervin, Hawk and Surfdome businesses were classified as “held for sale” as of October 31, 2013 and are presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

2.	New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for the Company beginning November 1, 2014, with early adoption permitted. The Company did early adopt this guidance effective November 1, 2013 and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

3.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the action sports industry in which the Company designs, markets and distributes apparel, footwear, accessories and related products. The Company currently operates in four segments: the Americas, EMEA, and APAC, each of which sells a full range of the Company’s products, as well as Corporate Operations. The Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. The EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. The APAC segment, consisting of Asia and the Pacific Rim, includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan and Indonesia. Costs that support all segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate Operations. Corporate Operations also includes sourcing income and gross profit earned from the Company’s licensees.

Information related to the Company’s operating segments for the first quarter of fiscal 2014 and 2013 is as follows:

	First Quarter Ended January 31,
In thousands	2014	2013
Revenues, net:
Americas	$173,165	$182,636
EMEA	149,397	156,174
APAC	69,875	72,695
Corporate Operations	175	684

	$392,612	$412,189

Gross profit:
Americas	$75,110	$78,121
EMEA	87,849	91,734
APAC	36,808	39,236
Corporate Operations	69	682

	$199,836	$209,773

SG&A expense:
Americas	$83,692	$85,187
EMEA	76,712	77,215
APAC	32,615	37,192
Corporate Operations	10,765	16,745

	$203,784	$216,339

Asset impairments:
Americas	$222	$1,621
EMEA	661	1,547
APAC	—	—
Corporate Operations	—	—

	$883	$3,168

Operating (loss)/income:
Americas	$(8,804)	$(8,687)
EMEA	10,476	12,972
APAC	4,193	2,044
Corporate Operations	(10,696)	(16,063)

	$(4,831)	$(9,734)

	January 31, 2014	October 31, 2013
Identifiable assets:
Americas	$581,417	$581,021
EMEA	747,013	744,936
APAC	202,359	222,542
Corporate Operations	70,366	71,971

	$1,601,155	$1,620,470

4.	Earnings per Share and Stock-Based Compensation

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.

The table below sets forth the reconciliation of the denominator of each net loss per share calculation for the first quarter of fiscal 2014 and 2013:

	First Quarter Ended January 31,
In thousands	2014	2013
Shares used in computing basic net loss per share	169,747	165,767
Dilutive effect of stock options and restricted stock(1)	—	—
Dilutive effect of stock warrants(1)	—	—

Shares used in computing diluted net loss per share	169,747	165,767

(1)	For the first quarter of fiscal 2014 and 2013, the shares used in computing diluted net loss per share do not include 3,974,000 and 3,391,000, respectively, of dilutive stock options and shares of restricted stock, nor 19,913,000 and 15,140,000, respectively, of dilutive warrant shares, as the effect is anti-dilutive given the Company’s net loss from continuing operations. For the first quarter of fiscal 2014 and 2013, additional stock options outstanding of 3,856,000 and 7,932,000, respectively, and additional warrant shares outstanding of 5,741,000 and 10,514,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

The Company accounts for stock-based compensation under the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” Stock-based compensation expense is included in selling, general and administrative expense (“SG&A”).

The Company has previously granted performance-based restricted stock units and options to certain key employees and executives. Vesting of these awards is contingent upon a required service period and the Company’s achievement of specified common stock price thresholds. In addition, the vesting of a portion of the options can be accelerated based upon the Company’s achievement of specified annual performance targets. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies in the awards, the Company used a Monte-Carlo simulation in order to determine the grant date fair values of the awards. There were no such awards granted in the first quarter of fiscal 2014. For the first quarter of fiscal 2013, the assumptions used in the Monte-Carlo simulations for the restricted stock units granted included a risk-free interest rate of 0.5%, volatility of 73% to 89%, and a zero dividend yield. The weighted average fair value of the restricted stock units granted in the first quarter of fiscal 2013 was $3.39. There were no performance options granted in the first quarter of fiscal 2014 or 2013.

Activity related to these performance-based equity instruments for the first quarter of fiscal 2014 was as follows:

	Performance Options	Performance Restricted Stock Units
Outstanding, October 31, 2013	688,000	11,675,782
Granted	—	—
Exercised	(12,000)	—
Canceled	(36,000)	(30,937)

Outstanding, January 31, 2014	640,000	11,644,845

As of January 31, 2014, 82,000 of the 640,000 oustanding performance options were exercisable and none of the performance restricted stock units were exercisable. As of January 31, 2014, the Company had unrecognized compensation expense, net of estimated forfeitures, of approximately $0.7 million related to the performance options and approximately $6 million related to restricted stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 2 years and 0.4 years, respectively.

For non-performance-based options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the first quarter of fiscal 2014 and 2013, there were no options granted. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of January 31, 2014, the Company had approximately $3 million of unrecognized compensation expense for non-performance-based options expected to be recognized over a weighted average period of approximately 2 years.

Changes in shares under option, excluding performance-based options, for the first quarter of fiscal 2014 were as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2013	8,829,618	$4.83
Granted	—	—
Exercised	(568,290)	4.24		$2,370
Canceled	(626,750)	8.59

Outstanding, January 31, 2014	7,634,578	$4.56	5.5	$21,110

Options exercisable, January 31, 2014	5,633,427	$4.16	4.8	$18,344

Changes in non-vested shares under option, excluding performance-based options, for the first quarter of fiscal 2014 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, October 31, 2013	2,784,826	$2.95
Granted	—	—
Vested	(778,675)	2.28
Canceled	(5,000)	3.51

Non-vested, January 31, 2014	2,001,151	$3.19

The Company also grants restricted stock and restricted stock units under its 2013 Performance Incentive Plan. Restricted stock issued under this plan generally vests in three years while restricted stock units issued under this plan generally vest upon the Company’s achievement of a specified common stock price threshold . There were no changes in restricted stock for the first quarter of fiscal 2014.

Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and adjusts the amortization period as appropriate. As of January 31, 2014, there had been no acceleration of amortization periods and the Company had approximately $0.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately one year.

5.	Restricted Cash

The Company’s restricted cash balance as of January 31, 2014 was $61 million. Certain of the Company’s debt agreements contain restrictions on what can be done with cash received from the sale of assets. The proceeds received from the Company’s disposition of its Mervin and Hawk businesses during the first quarter of fiscal 2014 are subject to these restrictions. These restrictions generally require such cash to be used for either the repayment of indebtedness or capital expenditures.

6.	Inventories, net

Inventories, net consisted of the following as of the dates indicated:

In thousands	January 31, 2014	October 31, 2013
Raw materials	$3,993	$4,725
Work in-process	354	681
Finished goods	355,799	332,309

	$360,146	$337,715

7.	Intangible Assets and Goodwill

Intangible assets consisted of the following as of the dates indicated:

	January 31, 2014			October 31, 2013
In thousands	Gross Amount	Amorti- zation	Net Book Value	Gross Amount	Amorti- zation	Net Book Value
Non-amortizable trademarks	$124,088	$—	$124,088	$124,099	$—	$124,099
Amortizable trademarks	20,255	(11,870)	8,385	19,810	(11,534)	8,276
Amortizable licenses	11,761	(11,761)	—	12,749	(12,749)	—
Other amortizable intangibles	8,278	(6,086)	2,192	8,185	(5,964)	2,221

	$164,382	$(29,717)	$134,665	$164,843	$(30,247)	$134,596

The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. These amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Certain trademarks will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for each of the first quarters of fiscal 2014 and 2013 was approximately $0.5 million. Annual amortization expense is estimated to be approximately $2 million through fiscal 2017 and approximately $1 million in fiscal 2018 and 2019.

A summary of goodwill by segment, and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

In thousands	Americas	EMEA	APAC	Consolidated
Gross goodwill	$75,974	$174,869	$135,752	$386,595
Accumulated impairment losses	—	—	(129,545)	(129,545)

Net goodwill at Nov. 1, 2012	$75,974	$174,869	$6,207	$257,050

Foreign currency translation and other	(1,031)	5,606	—	4,575

Gross goodwill	74,943	180,475	135,752	391,170
Accumulated impairment losses	—	—	(129,545)	(129,545)

Net goodwill at Oct. 31, 2013	$74,943	$180,475	$6,207	$261,625

Foreign currency translation and other	(517)	(2,870)	—	(3,387)

Gross goodwill	74,426	177,605	135,752	387,783
Accumulated impairment losses	—	—	(129,545)	(129,545)

Net goodwill at Jan. 31, 2014	$74,426	$177,605	$6,207	$258,238

The table above excludes goodwill recorded from our fiscal 2012 acquisition of Surfdome that has been reclassified to assets held for sale in our consolidated balance sheets. For the first quarter of fiscal 2014, goodwill fluctuated due to the effect of changes in foreign currency exchange rates.

8.	Income Taxes

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of January 31, 2014, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions in each of its four operating segments due to sustained taxable losses. As a result of the valuation allowances recorded, no tax benefits have been recognized for losses incurred in those tax jurisdictions.

The Company’s sale of the Mervin and Hawk businesses generated income tax expense of approximately $10 million within discontinued operations during the first quarter of fiscal 2014. However, as the Company does not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations. Before this tax benefit, the Company generated income tax expense in the first quarter of fiscal 2014 and 2013 due to being unable to record tax benefits against the losses in certain jurisdictions where we have previously recorded valuation allowances.

As of January 31, 2014, the Company’s liability for uncertain tax positions was approximately $12 million resulting from unrecognized tax benefits, excluding interest and penalties.

If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $11 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.

During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $9 million to an increase of the liability of $2 million, excluding penalties and interest for its existing tax positions.

9.	Restructuring Charges

In connection with the globalization of its organizational structure and core processes, as well as its overall cost reduction efforts, the Company formulated the Fiscal 2013 Profit Improvement Plan (the “2013 Plan”). The 2013 Plan covers the global operations of the Company, and as the Company continues to evaluate its structure, processes and costs, additional charges may be incurred in the future under the 2013 Plan that are not yet determined. The 2013 Plan is, in many respects, a continuation and acceleration of the Company’s Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The Company will no longer incur any charges under the 2011 Plan, but will continue to make cash payments on amounts previously accrued under the 2011 Plan. Amounts charged to expense under the 2013 Plan and 2011 Plan were primarily recorded in SG&A with a small portion recorded in cost of goods sold (“COGS”), in the Company’s consolidated statements of operations.

Activity and liability balances recorded as part of the 2013 Plan and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, November 1, 2012	$5,335	$6,856	$12,191
Charged to expense	22,671	5,838	28,509
Cash payments	(15,847)	(5,163)	(21,010)
Adjustments	—	(592)	(592)

Balance, October 31, 2013	$12,159	$6,939	$19,098
Charged to expense	2,553	570	3,123
Cash payments	(5,925)	(514)	(6,439)

Balance, January 31, 2014	$8,787	$6,995	$15,782

Of the amounts charged to expense during the first quarter of fiscal 2014, the majority related to severance charges within the Americas segment.

In addition to the restructuring charges noted above, the Company also recorded approximately $2 million of additional expenses within SG&A during the first quarter of fiscal 2014 related to certain non-core brands that have been discontinued, which are not reflected in the table above. Additionally, the Company recorded severance charges of approximately $3 million within SG&A during the first quarter of fiscal 2013 which were unrelated to the 2013 Plan or the 2011 Plan.

10.	Debt

A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

In thousands	January 31, 2014	October 31, 2013
EMEA credit facilities	$25,730	$21,594
2017 Notes	272,220	274,952
ABL Credit Facility	42,260	27,408
2018 Notes	278,664	278,612
2020 Notes	222,357	222,285
Capital lease obligations and other borrowings	23,417	6,449

	$864,648	$831,300

As of January 31, 2014, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $272 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At January 31, 2014, the Company had a total of $68 million of direct borrowings and $56 million in letters of credit outstanding. As of January 31, 2014, the effective availability for borrowings remaining under the Company’s credit facilities was $92 million, $53 million of which could also be used for letters of credit in the United States and APAC. In addition to the $92 million of effective availability for borrowings, the Company also had $56 million in additional capacity for letters of credit in EMEA as of January 31, 2014. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is in compliance with such covenants.

As of January 31, 2014, the Company’s other borrowings include approximately $17 million of notes payable, approximately $16 million of which is due during fiscal 2014, issued to the former minority interest owners of the Company’s Brazil and Mexico subsidiaries. The Company acquired the remaining minority interests of each of these subsidiaries in November 2013.

The estimated fair values of the Company’s borrowings under lines of credit and long-term debt as of January 31, 2014 was $937 million, compared to a carrying value of $865 million. The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded 2020 Notes, the trading prices of the Company’s 2018 Notes and 2017 Notes (all Level 1 inputs) and the carrying values of the Company’s variable rate debt obligations.

The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature. The fair value of fixed assets is determined using a discounted cash flow model which requires Level 3 inputs.

11.	Derivative Financial Instruments

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of January 31, 2014, the Company was hedging forecasted transactions expected to occur through June 2015. Assuming January 31, 2014 exchange rates remain constant, $2 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 17 months.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings a net loss of $0.2 million for the quarter ended January 31, 2014, and a net gain of $1 million for the quarter ended January 31, 2013.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.

As of January 31, 2014, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$250,613	Feb 2014 –June 2015	$4,473

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

•	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third-party pricing services, option-pricing models, discounted cash flow models and similar techniques.

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

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets as of the dates indicated:

	Fair Value Measurements Using			Assets/(Liabilities)
In thousands	Level 1	Level 2	Level 3	At Fair Value
January 31, 2014:
Derivative assets:
Other receivables	$—	$4,026	$—	$4,026
Other assets	—	521	—	521
Derivative liabilities:
Accrued liabilities	—	(74)	—	(74)

Total fair value	$—	$4,473	$—	$4,473

October 31, 2013:
Derivative assets:
Other receivables	$—	$2,026	$—	$2,026
Other assets	—	382	—	382
Derivative liabilities:
Accrued liabilities	—	(3,313)	—	(3,313)

Total fair value	$—	$(905)	$—	$(905)

12.	Stockholders’ Equity and Non-controlling Interest

The following tables summarize the changes in equity attributable to Quiksilver, Inc. and the non-controlling interests of its consolidated subsidiaries:

In thousands First quarter ended January 31, 2014:	Attributable to Quiksilver, Inc.	Non- controlling Interest	Total Stockholders’ Equity
Balance, October 31, 2013	$369,706	$17,952	$387,658
Stock compensation expense	5,063	—	5,063
Exercise of stock options	2,465	—	2,465
Employee stock purchase plan	673	—	673
Transactions with non-controlling interest holders	(10,839)	(5,434)	(16,273)
Net income and other comprehensive income/(loss)	965	(464)	501

Balance, January 31, 2014	$368,033	$12,054	$380,087

First quarter ended January 31, 2013:
Balance, October 31, 2012	$583,310	$18,926	$602,236
Stock compensation expense	7,336	—	7,336
Exercise of stock options	2,761	—	2,761
Employee stock purchase plan	557	—	557
Transactions with non-controlling interest holders	(44)	44	—
Net loss and other comprehensive (loss)/income	(23,019)	505	(22,514)

Balance, January 31, 2013	$570,901	$19,475	$590,376

13.	Litigation, Indemnities and Guarantees

As part of its global operations, the Company may be involved in legal claims involving trademarks, intellectual property, licensing, employment matters, compliance, contracts and other matters incidental to its business. The Company believes the resolution of any such matter, individually and in aggregate, currently threatened or pending will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

14.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

In thousands First quarter ended January 31, 2014:	Derivative Instruments	Foreign Currency Adjustments	Total
Balance, October 31, 2013	$(4,591)	$78,509	$73,918
Net losses reclassified to COGS	186	—	186
Changes in fair value, net of tax	6,107	(20,715)	(14,608)

Balance, January 31, 2014	$1,702	$57,794	$59,496

First quarter ended January 31, 2013:
Balance, October 31, 2012	$5,756	$80,656	$86,412
Net gains reclassified to COGS	(1,135)	—	(1,135)
Net losses reclassified to foreign currency loss	86	—	86
Changes in fair value, net of tax	(2,599)	11,758	9,159

Balance, January 31, 2013	$2,108	$92,414	$94,522

15.	Discontinued Operations

One of the elements of the Company’s multi-year Profit Improvement Plan involves divesting or exiting certain non-core businesses. In November 2013, the Company completed the sale of Mervin for $58 million, subject to a final working capital adjustment. In January 2014, the Company completed the sale of substantially all of the assets of Hawk for $19 million. These transactions resulted in an after-tax gain of approximately $38 million during the first quarter of fiscal 2014, which is included in income from discontinued operations in the table below. Additionally, the Company continues to pursue strategic alternatives for Surfdome. Each of the Company’s Mervin, Hawk and Surfdome businesses were classified as “held for sale” as of October 31, 2013 and are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. The operating results of discontinued operations for the first quarters of fiscal 2014 and 2013 are as follows:

	First Quarter Ended January 31,
In thousands	2014	2013
Revenues, net	$20,162	$18,829
Income before income taxes	48,094	900
Provision for income taxes	10,477	275

Income from discontinued operations	37,617	625
Less: net loss/(income) attributable to non- controlling interest	103	(186)

Income from discontinued operations attributable to Quiksilver, Inc.	$37,720	$439

The components of major assets and liabilities held for sale at January 31, 2014 and October 31, 2013 are as follows:

	January 31,	October 31,
In thousands	2014	2013
Assets:
Receivables, net	$369	$24,229
Inventories Inventories	12,865	25,915
Goodwill	16,821	16,109
Other	7,336	9,388

	$37,391	$75,641

Liabilities:
Accounts payable	$6,706	$13,039
Accrued liabilities	2,369	3,381
Other	1,577	1,719

	$10,652	$18,139

Total assets held for sale as of January 31, 2014 and October 31, 2013 by geographical segment was as follows:

	January 31,	October 31,
In thousands	2014	2013
Americas	$—	$27,398
EMEA	37,391	47,588
APAC	—	655

	$37,391	$75,641

16.	Condensed Consolidating Financial Information

In July 2013, the Company issued $225 million aggregate principal amount of its 2020 Notes. These notes were issued in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Secruities Act”). They were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside of the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. In November 2013, these notes were exchanged for publicly registered notes with identical terms. Obligations under the Company’s 2020 Notes are fully and unconditionally guaranteed by certain of its existing 100% owned domestic subsidiaries.

In November 2013, the Company sold Mervin, a guarantor subsidiary, and in January 2014, the Company sold substantially all of the assets of Hawk, also a guarantor subsidiary. These subsidiaries continue to be presented in the “Guarantor Subsidiaries” column in the following condensed consolidating financial information where applicable. See note 15, “Discontinued Operations,” for further discussion regarding the disposition of these businesses.

The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver Inc., QS Wholesale, Inc., the 100% owned guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of January 31, 2014 and October 31, 2013 and for the first quarters of fiscal 2014 and 2013. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2014, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

First Quarter Ended January 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$84,004	$97,975	$269,770	$(59,253)	$392,612
Cost of goods sold	—	50,268	67,704	119,784	(44,980)	192,776

Gross profit	116	33,736	30,271	149,986	(14,273)	199,836
Selling, general and administrative expense	9,025	55,966	22,668	121,057	(4,932)	203,784
Asset impairments	—	—	222	661	—	883

Operating (loss)/income	(8,909)	(22,230)	7,381	28,268	(9,341)	(4,831)
Interest expense, net	11,600	1,010	—	6,810	—	19,420
Foreign currency loss/(gain)	36	(10)	(224)	3,026	—	2,828
Equity in earnings	(35,932)	74	—	—	35,858	—

Income/(loss) before (benefit)/provision for income taxes	15,387	(23,304)	7,605	18,432	(45,199)	(27,079)
(Benefit)/provision for income taxes	—	(6,169)	(3,945)	5,729	—	(4,385)

Income/(loss) from continuing operations	15,387	(17,135)	11,550	12,703	(45,199)	(22,694)
Income from discontinued operations	—	23,922	13,531	164	—	37,617

Net income	15,387	6,787	25,081	12,867	(45,199)	14,923
Net loss attributable to non-controlling interest	—	—	—	464	—	464

Net income attributable to Quiksilver, Inc.	15,387	6,787	25,081	13,331	(45,199)	15,387
Other comprehensive loss	(14,422)	—	—	(14,422)	14,422	(14,422)

Comprehensive income/(loss) attributable to Quiksilver, Inc.	$965	$6,787	$25,081	$(1,091)	$(30,777)	$965

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

First Quarter Ended January 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$88,519	$110,462	$281,846	$(68,754)	$412,189
Cost of goods sold	—	52,603	87,298	125,699	(63,184)	202,416

Gross profit	116	35,916	23,164	156,147	(5,570)	209,773
Selling, general and administrative expense	15,975	35,959	35,342	135,867	(6,804)	216,339
Asset impairments	—	—	1,335	1,833	—	3,168

Operating (loss)/income	(15,859)	(43)	(13,513)	18,447	1,234	(9,734)
Interest expense, net	7,269	1,469	—	6,763	—	15,501
Foreign currency loss	154	14	64	2,833	—	3,065
Equity in earnings	7,847	(204)	—	—	(7,643)	—

(Loss)/income before (benefit)/provision for income taxes	(31,129)	(1,322)	(13,577)	8,851	8,877	(28,300)
(Benefit)/provision for income taxes	—	(1,187)	90	4,046	—	2,949

(Loss)/income from continuing operations	(31,129)	(135)	(13,667)	4,805	8,877	(31,249)
(Loss)/income from discontinued operations	—	—	(170)	769	26	625

Net (loss)/income	(31,129)	(135)	(13,837)	5,574	8,903	(30,624)
Net income attributable to non-controlling interest	—	—	—	(505)	—	(505)

Net (loss)/income attributable to Quiksilver, Inc.	(31,129)	(135)	(13,837)	5,069	8,903	(31,129)
Other comprehensive income	8,110	—	—	8,110	(8,110)	8,110

Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(23,019)	$(135)	$(13,837)	$13,179	$793	$(23,019)

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

January 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$34	$7,258	$(1,939)	$64,635	$—	$69,988
Restricted cash	—	60,214	—	403	—	60,617
Trade accounts receivable, net	—	70,576	35,269	232,878	—	338,723
Other receivables	58	2,746	3,715	20,759	—	27,278
Inventories, net	—	52,408	101,772	236,575	(30,609)	360,146
Deferred income taxes - current	—	24,624	—	6,048	(21,109)	9,563
Prepaid expenses and other current assets	2,433	5,914	3,614	17,282	—	29,243
Intercompany balances	—	176,329	—	—	(176,329)	—
Current portion of assets held for sale	—	—	—	13,676	—	13,676

Total current assets	2,525	400,069	142,431	592,256	(228,047)	909,234
Fixed assets, net	21,782	33,330	21,750	148,052	—	224,914
Intangible assets, net	4,962	44,362	1,121	84,220	—	134,665
Goodwill	—	103,880	7,676	146,682	—	258,238
Other assets	8,135	5,546	992	35,716	—	50,389
Deferred income taxes long-term	19,786	—	—	1,716	(21,502)	—
Investment in subsidiaries	985,746	5,960	—	—	(991,706)	—
Assets held for sale, net of current portion	—	—	—	23,715	—	23,715

Total assets	$1,042,936	$593,147	$173,970	$1,032,357	$(1,241,255)	$1,601,155

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,524	$38,976	$20,565	$106,940	$—	$168,005
Accrued liabilities	30,232	15,994	6,665	66,866	—	119,757
Current portion of long-term debt	—	15,798	—	27,626	—	43,424
Income taxes payable	—	1,185	—	728	—	1,913
Deferred income taxes - current	20,365	—	744	—	(21,109)	—
Intercompany balances	121,442	—	30,302	24,585	(176,329)	—
Current portion of assets held for sale	—	—	—	9,075	—	9,075

Total current liabilities	173,563	71,953	58,276	235,820	(197,438)	342,174
Long-term debt, net of current portion	501,021	23,590	—	296,613	—	821,224
Other long-term liabilities	319	5,714	8,456	20,014	—	34,503
Deferred income taxes long-term	—	41,039	2,053	—	(21,502)	21,590
Assets held for sale, net of current portion	—	—	—	1,577	—	1,577

Total liabilities	674,903	142,296	68,785	554,024	(218,940)	1,221,068
Stockholders’/invested equity	368,033	450,851	105,185	466,279	(1,022,315)	368,033
Non-controlling interest	—	—	—	12,054	—	12,054

Total liabilities and equity	$1,042,936	$593,147	$173,970	$1,032,357	$(1,241,255)	$1,601,155

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

October 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$35	$3,733	$296	$53,216	$—	$57,280
Trade accounts receivable, net	—	83,991	48,230	279,417	—	411,638
Other receivables	19	5,613	2,007	15,667	—	23,306
Inventories, net	—	43,405	93,074	224,695	(23,459)	337,715
Deferred income taxes - current	—	24,624	—	6,482	(21,109)	9,997
Prepaid expenses and other current assets	3,372	3,271	3,752	13,729	—	24,124
Intercompany balances	—	173,547	—	—	(173,547)	—
Current portion of assets held for sale	—	—	26,051	25,475	(330)	51,196

Total current assets	3,426	338,184	173,410	618,681	(218,445)	915,256
Fixed assets, net	21,378	35,152	21,816	152,915	—	231,261
Intangible assets, net	4,487	44,596	1,154	84,359	—	134,596
Goodwill	—	103,880	7,675	150,070	—	261,625
Other assets	8,025	5,654	1,096	38,512	—	53,287
Deferred income taxes long-term	21,085	—	—	2,111	(23,196)	—
Investment in subsidiaries	949,814	8,795	—	—	(958,609)	—
Assets held for sale, net of current portion	—	—	1,676	22,769	—	24,445

Total assets	$1,008,215	$536,261	$206,827	$1,069,417	$(1,200,250)	$1,620,470

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,222	$51,283	$35,910	$110,260	$—	$201,675
Accrued liabilities	17,900	9,921	6,929	86,795	—	121,545
Current portion of long-term debt	—	—	—	23,488	—	23,488
Income taxes payable	—	121	—	3,791	—	3,912
Deferred income taxes - current	20,365	—	744	—	(21,109)	—
Intercompany balances	92,815	—	47,424	33,308	(173,547)	—
Current portion of assets held for sale	689	—	3,773	11,958	—	16,420

Total current liabilities	135,991	61,325	94,780	269,600	(194,656)	367,040
Long-term debt, net of current portion	500,896	—	—	306,916	—	807,812
Other long-term liabilities	1,622	6,012	8,946	19,765	—	36,345
Deferred income taxes long-term	—	41,039	2,053	—	(23,196)	19,896
Assets held for sale, net of current portion	—	—	187	1,532	—	1,719

Total liabilities	638,509	108,376	105,966	597,813	(217,852)	1,232,812
Stockholders’/invested equity	369,706	427,885	100,861	453,652	(982,398)	369,706
Non-controlling interest	—	—	—	17,952	—	17,952

Total liabilities and equity	$1,008,215	$536,261	$206,827	$1,069,417	$(1,200,250)	$1,620,470

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

First Quarter Ended January 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$15,387	$6,787	$25,081	$12,867	$(45,199)	$14,923
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	(23,922)	(13,531)	(164)	—	(37,617)
Depreciation and Amortization	585	2,589	1,330	6,041	—	10,545
Stock-based compensation	5,063	—	—	—	—	5,063
Provision for doubtful accounts	—	1,088	(209)	783	—	1,662
Asset impairments	—	—	222	661	—	883
Equity in earnings	(35,932)	74	—	352	35,858	352
Non-cash interest expense	462	239	—	213	—	914
Deferred income taxes	—	—	—	5	—	5
Other adjustments to reconcile net income	35	(9)	(219)	2,992	—	2,799
Changes in operating assets and liabilities:
Trade accounts receivable	—	12,327	13,169	38,707	—	64,203
Inventories	—	(9,271)	(2,884)	(29,849)	9,341	(32,663)
Other operating assets and liabilities	12,141	(11,998)	(16,366)	(18,962)	—	(35,185)

Cash (used in)/provided by operating activities of continuing operations	(2,259)	(22,096)	6,593	13,646	—	(4,116)
Cash used in operating activities of discontinued operations	—	—	(1,861)	(5,334)	—	(7,195)

Net cash (used in)/provided by operating activities	(2,259)	(22,096)	4,732	8,312	—	(11,311)
Cash flows from investing activities:
Capital expenditures	(1,970)	(2,397)	(1,299)	(4,892)	—	(10,558)
Changes in restricted cash	—	(60,214)	—	(403)	—	(60,617)

Cash used in investing activities of continuing operations	(1,970)	(62,611)	(1,299)	(5,295)	—	(71,175)
Cash provided by/(used in) investing activities of discontinued operations	—	58,060	18,991	(332)	—	76,719

Net cash (used in)/provided by investing activities	(1,970)	(4,551)	17,692	(5,627)	—	5,544
Cash flows from financing activities:
Borrowings on long-term debt	—	40,500	—	30,466	—	70,966
Payments on long-term debt	—	(18,500)	—	(31,870)	—	(50,370)
Stock option exercises and employee stock purchases	3,138	—	—	—	—	3,138
Payments of debt issuance costs	(373)	38	—	—	—	(335)
Intercompany	1,463	8,134	(24,659)	15,062	—	—

Cash provided by/(used in) financing activities of continuing operations	4,228	30,172	(24,659)	13,658	—	23,399
Cash provided by financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by/(used in) financing activities	4,228	30,172	(24,659)	13,658	—	23,399

Effect of exchange rate changes on cash	—	—	—	(4,924)	—	(4,924)

Net (decrease)/increase in cash and cash equivalents	(1)	3,525	(2,235)	11,419	—	12,708
Cash and cash equivalents, beginning of period	35	3,733	296	53,216	—	57,280

Cash and cash equivalents, end of period	$34	$7,258	$(1,939)	$64,635	$—	$69,988

QUIKSILVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

First Quarter Ended January 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(31,129)	$(135)	$(13,837)	$5,574	$8,903	$(30,624)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Loss/(income) from discontinued operations	—	—	170	(769)	(26)	(625)
Depreciation and Amortization	445	2,789	1,220	7,489	—	11,943
Stock-based compensation	7,336	—	—	—	—	7,336
Provision for doubtful accounts	—	226	(1,427)	2,449	—	1,248
Asset impairments	—	—	1,335	1,833	—	3,168
Equity in earnings	7,847	(204)	—	(11)	(7,643)	(11)
Non-cash interest expense	392	330	—	189	—	911
Deferred income taxes	—	—	—	1,135	—	1,135
Other adjustments to reconcile net (loss)/income	154	—	(105)	2,612	—	2,661
Changes in operating assets and liabilities:
Trade accounts receivable	—	14,023	35,553	35,962	—	85,538
Inventories	—	(19,663)	(6,439)	(41,888)	(1,415)	(69,405)
Other operating assets and liabilities	1,707	7,235	(13,751)	1,496	—	(3,313)

Cash (used in)/provided by operating activities of continuing operations	(13,248)	4,601	2,719	16,071	(181)	9,962
Cash provided by operating activities of discontinued operations	—	—	8,512	4,661	181	13,354

Net cash (used in)/provided by operating activities	(13,248)	4,601	11,231	20,732	—	23,316
Cash flows from investing activities:
Capital expenditures	(1,708)	(1,517)	(1,547)	(7,328)	—	(12,100)

Cash used in investing activities of continuing operations	(1,708)	(1,517)	(1,547)	(7,328)	—	(12,100)
Cash used in investing activities of discontinued operations	—	—	(33)	(645)	—	(678)

Net cash used in investing activities	(1,708)	(1,517)	(1,580)	(7,973)	—	(12,778)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	1,963	—	1,963
Payments on lines of credit	—	—	—	(8,042)	—	(8,042)
Borrowings on long-term debt	—	23,000	—	24,879	—	47,879
Payments on long-term debt	—	(23,200)	—	—	—	(23,200)
Stock option exercises and employee stock purchases	3,319	—	—	—	—	3,319
Intercompany	11,732	(636)	(11,742)	646	—	—

Cash provided by/(used in) financing activities of continuing operations	15,051	(836)	(11,742)	19,446	—	21,919
Cash provided by financing activities of discontinued operations	—	—	—	—	—	—

Net cash provided by/(used in) financing activities	15,051	(836)	(11,742)	19,446	—	21,919
Effect of exchange rate changes on cash	—	—	—	(5,919)	—	(5,919)

Net increase/(decrease) in cash and cash equivalents	95	2,248	(2,091)	26,286	—	26,538
Cash and cash equivalents, beginning of period	324	1,966	(1,831)	41,364	—	41,823

Cash and cash equivalents, end of period	$419	$4,214	$(3,922)	$67,650	$—	$68,361

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, when we refer to “Quiksilver”, “we”, “us”, “our”, or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock or senior notes.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to execute our mission and strategies;

•	our ability to achieve the financial results that we anticipate;

•	our ability to successfully implement our multi-year Profit Improvement Plan;

•	our ability to effectively transition our supply chain and certain other business processes to global scope;

•	future expenditures for capital projects, including the ongoing implementation of our global enterprise-wide reporting system;

•	increases in production costs and raw materials and disruptions in the supply chains for these materials;

•	deterioration of global economic conditions and credit and capital markets;

•	potential non-cash asset impairment charges for goodwill, intangible assets or other fixed assets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate fluctuations;

•	interest rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations;

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;

•	the occurrence of hostilities or catastrophic events;

•	changes in customer demand; and

•	disruptions to, or breaches of, our computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

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

Our products are sold in over 100 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, specialty stores, and select department stores), 891 owned or licensed Company retail stores, and via our e-commerce websites. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. Our EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. Our APAC segment, consisting of Asia and the Pacific Rim, includes revenue primarily from Australia, Japan, New Zealand, South Korea, Taiwan and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income/(loss), and identifiable assets attributable to our operating segments, see note 3 of our condensed consolidated financial statements included in this report. In fiscal 2013, more than 60% of our revenue was generated outside of the United States.

Multi-Year Profit Improvement Plan

In May 2013, we announced a multi-year Profit Improvement Plan (“PIP”) designed to accelerate our three fundamental strategies of strengthening brands, growing sales and driving operational efficiencies. The PIP’s initiatives focus on prioritizing our three core brands, globalizing key functions and reducing our cost structure.

Important elements of the PIP include:

•	clarifying the positioning of our three flagship brands (Quiksilver, Roxy and DC);

•	divesting or exiting certain non-core brands;

•	globalizing product design and merchandising;

•	licensing of secondary or peripheral product categories;

•	reprioritization of marketing investments to emphasize in-store and print marketing along with digital and social media;

•	continued investment in emerging markets and e-commerce;

•	improving sales execution;

•	optimizing our supply chain;

•	reducing product styles;

•	centralizing global responsibility for key functions, including product design, supply chain, marketing, retail stores, licensing and administrative functions; and

•	closing underperforming retail stores, reorganizing wholesale sales operations, implementing greater pricing discipline, and improving product segmentation.

We expect that the PIP, when fully implemented by the end of fiscal 2016, could improve our Adjusted EBITDA by approximately $150 million compared to our fiscal 2012 Adjusted EBITDA. Approximately one-half of this improvement is expected to come from supply chain optimization and the rest is expected to be primarily driven by corporate overhead reductions, licensing opportunities and improved pricing management, along with net revenue growth. We believe we have made meaningful progress on our PIP through the first quarter of fiscal 2014.

Discontinued Operations

One of the elements of the multi-year PIP involves divesting or exiting certain non-core businesses in order to improve our focus on our three flagship brands. In November 2013, we completed the sale of Mervin Manufacturing, Inc. (“Mervin”), a manufacturer of snowboards and related products under the Lib Technologies and GNU brands, for $58 million, subject to a final working capital adjustment. In January 2014, we completed the sale of substantially all of the assets of Hawk Designs, Inc. (“Hawk”), our former subsidiary that owned and operated our Hawk brand, for $19 million. The sale of these businesses generated a net after-tax gain of approximately $38 million during the first quarter of fiscal 2014. Additionally, we are pursuing strategic alternatives to sell our majority stake in our United Kingdom-based Surfdome Shop, Ltd. (“Surfdome”), a multi-brand e-commerce retailer. As a result of these efforts, each of our Mervin, Hawk and Surfdome businesses were classifed as “held for sale” as of October 31, 2013 and are presented as discontinued operations in our consolidated financial statements for all periods presented. See Note 15 to our condensed consolidated financial statements, “Discontinued Operations”, for further discussion of the operating results of our discontinued businesses.

Results of Operations

The following table sets forth selected statement of operations and other data from continuing operations expressed as a percentage of net revenues for the first quarter of both fiscal 2014 and 2013. The discussion of our operating results from continuing operations that follows should be read in conjunction with the table.

	First Quarter Ended January 31,
	2014	2013
Statements of Operations data
Revenues, net	100.0%	100.0%
Gross profit	50.9	50.9
Selling, general and administrative expense	51.9	52.5
Asset impairments	0.2	0.8
Operating loss	(1.2)	(2.4)
Interest expense, net	4.9	3.8
Foreign currency loss	0.7	0.7
Loss before (benefit)/provision for income taxes	(6.9)%	(6.9)%
Other data
Adjusted EBITDA(1)	2.3%	2.3%

(1)

Adjusted EBITDA is defined as net (loss)/income from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) provision/(benefit) for income taxes, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) non-cash asset impairments. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of non-cash asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of non-cash asset impairments. The following is a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA for the first quarter of both fiscal 2014 and 2013:

	First Quarter Ended January 31,
In thousands	2014	2013
Net loss attributable to Quiksilver, Inc.	$(22,333)	$(31,568)
Provision for income taxes	(4,385)	2,949
Interest expense, net	19,420	15,501
Depreciation and amortization	10,545	11,943
Non-cash stock-based compensation expense	5,063	7,336
Non-cash asset impairments	883	3,168

Adjusted EBITDA	$9,193	$9,329

First Quarter (Three Months) Ended January 31, 2014 Compared to First Quarter (Three Months) Ended January 31, 2013

Revenues, net

Revenues, net – by Segment

The following table presents consolidated net revenues (in millions) by segment in historical currency (as reported) for the first quarter of fiscal 2014 and 2013:

Net Revenues by Segment in Historical Currency (as reported):

	Americas	EMEA	APAC	Corporate	Total
First Quarter 2014	$173	$149	$70	$0.2	$393
First Quarter 2013	183	156	73	0.7	412
% decrease	(5)%	(4)%	(4)%		(5)%

We use constant currency measurements to better understand actual growth rates in our foreign operations. Constant currency measurements remove the impact of foreign currency exchange rate fluctuations from period to period. Constant currency is calculated by taking the ending foreign currency exchange rate (for balance sheet items) or the average foreign currency exchange rate (for income statement items) used in translation for the current period and applying that same rate to the prior period. The following table presents net revenues (in millions) by segment in constant currency for the first quarter of fiscal 2014 and 2013:

Net Revenues by Segment in Constant Currency (current year exchange rates):

	Americas	EMEA	APAC	Corporate	Total
First Quarter 2014	$173	$149	$70	$0.2	$393
First Quarter 2013	179	159	63	0.7	402
% (decrease)/increase	(3)%	(6)%	11%		(2)%

On an as reported basis, total net revenues for the first quarter of fiscal 2014 decreased $19 million, or 5%, to $393 million from $412 million in the comparable period of the prior year. Each of our regional segments had similar single-digit percentage declines in net revenues on an as reported basis.

Net revenues in our Americas segment decreased 5% on an as reported basis (3% in constant currency) versus the prior year period. After consideration of foreign currency fluctuations, Americas segment net revenues decreased by a high single-digit percentage in our Quiksilver and DC brands, partially offset by a high single-digit percentage increase in Roxy brand net revenues. Americas segment net revenues decreased by a high single-digit percentage in our wholesale channel and decreased slightly in our retail and e-commerce channels. The net revenue decrease in the Americas wholesale channel was focused within North America where net revenues decreased by a high single-digit percentage due primarily to three factors: 1) lower sales of DC brand products of approximately $6 million as a result of improved management of channel inventory to better align sell-in with sell-through; 2) a reduction of net revenues of approximately $2 million as a result of the discontinuation of the Quiksilver women’s product line in fiscal 2013; and 3) a reduction in net revenues of approximately $2 million as a result of lower shipments into Venezuela due to the economic instability occurring there. The decrease in Americas segment net revenues was focused within North America where net revenues decreased by a high single-digit percentage, partially offset by strong growth in the emerging markets of Brazil and Mexico. We believe these factors are likely to continue to negatively impact our Americas wholesale business in the near future.

Net revenues in our EMEA segment decreased 4% on an as reported basis (6% in constant currency) versus the prior year period. After consideration of foreign currency fluctuations, EMEA segment net revenues decreased by a low double-digit percentage in our Quiksilver brand and a high single-digit percentage in our DC brand. Roxy brand net revenues were flat compared to the prior year. EMEA segment net revenues decreased by a low double-digit percentage in the wholesale channel, partially offset by low single-digit percentage growth in the retail channel and strong double-digit percentage growth in the e-commerce channel. The decrease in EMEA wholesale channel net revenues was primarily due to lower net revenues with clearance customers due to improved inventory management, and increased returns and markdowns to aid inventory sell-through versus the prior year period. We believe EMEA wholesale net revenues will continue to be challenging in the near future due to on-going economic and competitive difficulties within the segment. Net revenues decreased by over 20% in Germany due primarily to the timing of shipments in the wholesale channel relating to DC product that are expected to shift into the second quarter. Net revenue decreases in the EMEA segment were partially offset by significant growth in Spain and the emerging market of Russia where net revenues increased by double-digit percentages versus the prior year period.

Net revenues in our APAC segment decreased 4% on an as reported basis versus the prior year period due to unfavorable foreign currency fluctuations. Based on current exchange rates, we believe our reported net revenue results from our APAC segment will continue to be negatively impacted by foreign currency fluctuations in the near future. In constant currency, APAC net revenues increased 11% versus the prior year period. After consideration of foreign currency fluctuations, APAC segment net revenues increased across all three core brands (Quiksilver, Roxy and DC) and all three distribution channels (wholesale, retail and e-commerce). A significant portion of the net revenue increases was driven by promotional activity and clearance sales. APAC segment net revenues increased by a low single-digit percentage in the mature markets of Australia and Japan and increased substantially in the emerging markets of Indonesia, China, South Korea and Taiwan.

Net revenues in our emerging markets, which include Brazil, Mexico, Russia, Indonesia, South Korea, Taiwan and China, increased by 21% versus the prior year on an as reported basis (32% in constant currency).

Revenues, net – By Brand

Net revenues by brand (in millions), in both historical and constant currency, for the first quarter of fiscal 2014 and 2013 were as follows:

Net Revenues by Brand in Historical Currency (as reported):

	Quiksilver	Roxy	DC	Other	Total
First Quarter 2014	$163	$117	$102	$10	$393
First Quarter 2013	178	115	109	10	412
% (decrease)/increase	(8)%	2%	(6)%		(5)%

Net Revenues by Brand in Constant Currency (current year exchange rates):

	Quiksilver	Roxy	DC	Other	Total
First Quarter 2014	$163	$117	$102	$10	$393
First Quarter 2013	174	112	106	10	402
% (decrease)/increase	(6)%	5%	(4)%		(2)%

Quiksilver brand net revenues decreased 8% on an as reported basis (6% in constant currency) versus the prior year period. After consideration of foreign currency fluctuations, this decrease was primarily due to a low double-digit percentage decline in the wholesale channel, partially offset by low single-digit percentage growth in the retail channel and a low double-digit percentage growth in the e-commerce channel. The wholesale net revenue decrease was driven by a double-digit percentage decrease in the EMEA segment and a high single-digit percentage decrease in the Americas segment.

Roxy brand net revenues increased 2% on an as reported basis (5% in constant currency) versus the prior year period. After consideration of foreign currency fluctuations, Roxy brand net revenues increased across all three regional segments and all three distribution channels. These increases were primarily driven by the wholesale channel in the Americas and APAC segments as well as the retail channel in the APAC segment.

DC brand net revenues decreased 6% on an as reported basis (4% in constant currency) versus the prior year period. After consideration of foreign currency fluctuations, DC brand net revenues decreased by low double-digit percentages in the wholesale channel of both the Americas and EMEA segments, partially offset by double-digit percentage growth in the APAC segment across all three distribution channels. Net revenue increases within the APAC segment were largely driven by promotional activity to aid sell-through.

Revenues, net – By Channel

Net revenues by channel (in millions), in both historical and constant currency, for the first quarter of fiscal 2014 and 2013 were as follows:

Net Revenues by Channel in Historical Currency (as reported):

	Wholesale	Retail	E-com	Total
First Quarter 2014	$239	$131	$23	$393
First Quarter 2013	262	129	21	412
% (decrease)/increase	(9)%	1%	14%	(5)%

Net Revenues by Channel in Constant Currency (current year exchange rates):

	Wholesale	Retail	E-com	Total
First Quarter 2014	$239	$131	$23	$393
First Quarter 2013	256	126	20	402
% (decrease)/increase	(7)%	4%	16%	(2)%

Wholesale net revenues decreased 9% on an as reported basis (7% in constant currency) versus the prior year period. After consideration of foreign currency fluctuations, wholesale net revenues declined in the EMEA and Americas segments and in the Quiksilver and DC brands. These decreases were partially offset by net revenue growth in the APAC segment and in the Roxy brand. Our wholesale net revenues have declined for the last several quarters, particularly within the Americas and EMEA segments due to various economic and competitive challenges. We believe it is likely that such difficulties will continue in the near future, resulting in further net revenue declines within this channel.

Retail net revenues increased 1% on an as reported basis (4% in constant currency) versus the prior year period. Global comparable-store net revenues increased 2% during the first quarter of fiscal 2014 compared to the prior year period. We operated 645 company-owned retail stores, including shop-in-shops, at January 31, 2014 compared to 615 at January 31, 2013. After consideration of foreign currency fluctuations, retail net revenues increased by a low single-digit percentage in the Roxy and Quiksilver brands and in excess of 20% for the DC brand primarily due to expanding the perimeter of this brand within the APAC and EMEA segments. Retail net revenues increased by a high single-digit percentage in the APAC segment and by a low single-digit percentage in the EMEA segment. These increases were partially offset by a modest decrease in the Americas segment.

E-commerce net revenues increased 14% on an as reported basis (16% in constant currency) due to significant growth in the EMEA and APAC segments as we continued to expand our online business within these regional segments. E-commerce net revenues within the Americas segment declined slightly.

Gross Profit

Gross profit decreased to $200 million in the first quarter of fiscal 2014 from $210 million in the comparable period of the prior year. Gross margin was flat as a percentage of net revenues compared to the prior year period. Modest gross margin improvements in the Americas and EMEA segments were offset by decreased gross margin in our APAC segment primarily due to increased promotional activity. The gross margin increases in our Americas and EMEA segments were primarily the result of the net revenue mix shift toward the higher margin retail and e-commerce channels. Gross margin as a percentage of net revenues by regional segment for the first quarter of fiscal 2014 and 2013 was as follows:

	First Quarter Ended January 31,		Basis Point Change
	2014	2013
Americas	43.4%	42.8%	60 bp
EMEA	58.8%	58.7%	10 bp
APAC	52.7%	54.0%	(130) bp
Consolidated	50.9%	50.9%	0 bp

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the first quarter of fiscal 2014 decreased $12 million, or 6%, to $204 million from $216 million in the comparable period of the prior year. This decrease was primarily attributable to the favorable impact of our expense reduction efforts implemented in the past year related to employee compensation expense, including incentive compensation, and lower athlete and event spending. SG&A by segment (in millions) as reported for the first quarter of fiscal 2014 and 2013 was as follows:

	2014		2013			Basis Point Change
	$	% of Net Revenues	$	% of Net Revenues	$ Change
Americas	84	48.3%	85	46.6%	(1)	170 bp
EMEA	77	51.3%	77	49.4%	0	190 bp
APAC	33	46.7%	37	51.2%	(4)	(450) bp
Corporate Operations	11		17		(6)

Consolidated	204	51.9%	216	52.5%	(12)	(60) bp

Depending on the pacing and nature of further restructuring activities, we may not be able to maintain the same pace of SG&A savings in future quarters that we have achieved in recent quarters.

Asset Impairments

Asset impairment charges were $1 million in the first quarter of fiscal 2014 compared to $3 million in the prior year period. Impairment charges were related to certain underperforming retail stores in both periods.

Non-Operating Expenses

Net interest expense for the first quarter of fiscal 2014 was $19 million compared to $16 million in the first quarter of fiscal 2013. This increase was due to both increased net borrowings and higher interest rates year over year.

Our foreign currency loss amounted to $3 million in the first quarter of both fiscal 2014 and 2013. This loss resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries.

Our income tax benefit for the first quarter of fiscal 2014 was $4 million compared to income tax expense of $3 million in the comparable period of the prior year. Our sale of the Mervin and Hawk businesses generated income tax expense of approximately $10 million within discontinued operations. However, as we do not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations. Before this income tax benefit, we generated income tax expense in the first quarter of both fiscal 2014 and 2013 as we recorded tax expense in certain tax jurisdictions but were unable to record tax benefits against the losses in those jurisdictions where we have previously recorded valuation allowances.

Net Loss from Continuing Operations Attributable to Quiksilver, Inc.

Our net loss from continuing operations attributable to Quiksilver, Inc. for the first quarter of fiscal 2014 was $22 million, or $0.13 per share, compared to $32 million, or $0.19 per share, in the comparable period of the prior year.

Adjusted EBITDA

Adjusted EBITDA was $9 million in the first quarter of both fiscal 2014 and 2013. For a definition of Adjusted EBITDA and a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (1) to the table under “Results of Operations” above.

Financial Position, Capital Resources and Liquidity

The following table shows our cash, working capital and total indebtedness as of the dates indicated:

in millions	January 31, 2014	October 31, 2013	January 31, 2013
Cash and cash equivalents	$70	$57	$68
Restricted cash	61	—	—
Working capital	567	548	540
Total indebtedness	865	831	788

We believe that our cash flows from operations, cash on hand, and restricted cash, together with our existing credit facilities, will be adequate to fund our capital requirements for at least the next twelve months.

Cash Flows

Operating activities used cash of $11 million in the first quarter of fiscal 2014 compared to cash provided of $23 million in the comparable period of the prior year. This $34 million decrease was largely driven by a $21 million decrease in cash provided from the operating activities of our discontinued operations. The remaining $13 million decrease was primarily attributable to a $21 million reduction in collections on accounts receivable during the first quarter of fiscal 2014 compared to the prior year period as a result of the net revenue decline and the timing of customer payments, and an $8 million increase in cash used in accounts payable net of inventory changes. These decreases in cash provided from operating activities were partially offset by a $14 million improvement in cash flows from accrued liabilities and other long-term liabilities.

Net cash provided by investing activities totaled $6 million in the first quarter of fiscal 2014 compared to cash used of $13 million in the prior year period. We received cash proceeds from the sale of our Mervin and Hawk businesses of $77 million during the first quarter of fiscal 2014. The use of these proceeds is restricted by certain of our credit agreements to the repayment of indebtedness and for capital expenditures. Accordingly, the remaining proceeds of $61 million at January 31, 2014 have been classified as restricted cash on our balance sheet. Capital expenditures totaled $11 million for the first quarter of fiscal 2014 compared to $12 million in the comparable period of the prior year. These investments include our ongoing enterprise-wide reporting system (SAP) and investments in company-owned stores.

Net cash provided by financing activities totaled $23 million in the first quarter of fiscal 2014 compared to $22 million in the comparable period of the prior year. Net cash provided primarily resulted from net borrowings on our existing credit facilities.

The net increase in cash and cash equivalents for the first quarter of fiscal 2014 was $13 million compared to an increase of $27 million in the comparable period of the prior year.

Working Capital - Trade Accounts Receivable and Inventories

Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. Our net trade accounts receivable decreased 18% to $339 million at January 31, 2014 compared to $412 million at October 31, 2013 due to the typical seasonality of our business. Compared to January 31, 2013, our net trade accounts receivable increased 2% and our average days sales outstanding (“DSO”) increased 13%. The increase in DSO was driven by the net revenue decrease during the first quarter of fiscal 2014, longer credit terms granted to certain wholesale customers, and the timing of customer payments.

Our net inventories increased 7% to $360 million at January 31, 2014 compared to $338 million at October 31, 2013. Compared to January 31, 2013, net inventories decreased 11% and inventory days on hand decreased 6%. These decreases were primarily due to improved aged inventory management versus the comparable prior year period. Aged inventory was 10% of total inventory at January 31, 2014 compared to 13% at January 31, 2013.

Income Taxes

As of January 31, 2014, our liability for uncertain tax positions, exclusive of interest and penalties, was approximately $12 million. If our positions are favorably sustained by the relevant taxing authority, approximately $11 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations since October 31, 2013.

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

Stock-Based Compensation Expense

We recognize compensation expense for all stock-based payments net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. For option valuation, we determine the fair value at the grant date using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For performance-based equity awards with stock price contingencies, we determine the fair value using a Monte-Carlo simulation, which creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.

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

New Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements, “New Accounting Pronouncements,” for a discussion of pronouncements that may affect our future financial reporting.

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

EMEA revenues decreased 6% in local currency during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, EMEA revenues decreased 4% primarily as a result of a weaker U.S. dollar versus the euro in comparison to the prior period.

APAC revenues increased 11% in local currency during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, APAC revenues decreased 4% primarily as a result of a stronger U.S. dollar versus the Japanese yen and Australian dollar in comparison to the prior period.

Our other foreign currency and interest rate risks are discussed in our Annual Report on Form 10-K for the year ended October 31, 2013 in Item 7A.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of January 31, 2014.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to continue to generate savings in selling, general and administrative expenses at the same pace as in recent quarters.

Over the past several quarters, we have undertaken various restructuring activities related to the implementation of our multi-year profit improvement plan, including, among other items, employee severance, discontinuation of certain product categories or brands, and facility exit costs. We believe these activities have contributed to reducing overall SG&A levels on a go-forward basis. However, if we do not undertake additional restructuring activities, or decrease the pace of such restructuring activities, we will be unable to sustain further SG&A reductions in future periods, which could be perceived negatively and, as a result, our stock price could decline.

Financial and competitive difficulties of our wholesale customers (independent retailers) may negatively impact our revenues and profitability.

Our wholesale business has been negatively impacted in certain jurisdictions due to financial and competitive difficulties experienced by various independent retailers that purchase our products. Our business may continue to be adversely impacted in the future as a result of such difficulties of such retailers. Any continuation of financial and competitive difficulties for, or deterioration in the financial health of, our current or prospective wholesale customers could result in decreased sales, uncollectible receivables, increased product returns, or an inability to generate new business. Also, any consolidation of retail accounts, or concentration of market share in a specific area, could significantly increase our credit risk. Any or all of these factors could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, as consumers become more confident shopping online, our wholesale channel customers face increased competition from online competitors, including, but not limited to, Amazon in the Americas, Zalando in EMEA, and Taobao in China. These online competitors may have lower cost structures, higher sales volumes, wider product assortments, and faster marketing response times than some or our traditional wholesale channel customers. In addition, our smaller independent wholesale accounts may face competitive challenges from large multi-location accounts that benefit from better pricing and terms due to higher purchasing volume, larger marketing investments, higher levels of support from suppliers, and superior financial condition. Also, we have made, and plan to make, changes to our wholesale sales force structure whereby wholesale accounts generating less than a minimum annual order volume will not be serviced by a salesperson, but will instead be provided a self-service website from which they may order our products. Lastly, our plans to reduce the size of our product assortment available to wholesale customers could have the effect of reducing wholesale revenues. We have experienced, and expect to continue to experience, difficulties in expanding or maintaining our wholesale channel revenues due to these and other factors. Such difficulties in our wholesale channel could have a material adverse impact on our operating results, financial condition and stock price.

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

We generate the majority of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our revenue in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, including:

•	recessions in foreign economies;

•	fluctuations in foreign currency exchange rates;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	social, political and economic instability or hostilities;

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign tax rates;

•	tariffs, sanctions, and other trade barriers; and

•	U.S. government licensing requirements for exports.

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

We have licensed certain product categories to third party licensees which have the right to design, source, and sell certain products bearing our trademarks. Failure of our licensees to source quality products, execute sales plans, or comply with laws, regulations, or other standards could harm the reputation of our brands and thereby have an adverse effect on our business, financial condition, and results of operations.

Employment related matters may affect our profitability.

As of January 31, 2014, we had no unionized employees, but certain French employees are represented by workers’ councils. As we have little control over union activities, we could face difficulties in the future should our workforce become unionized. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers’ councils.

The effects of war, acts of terrorism, natural disasters or other unforeseen wide-scale events could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism, and associated heightened security measures and military actions in response to acts of terrorism, has disrupted commerce and has intensified uncertainties in the U.S. and international economies. Any further acts of terrorism, escalated hostilities, a future war, or a widespread natural or other disaster, such as the earthquake and resulting tsunami and radioactivity issues in Japan, may disrupt commerce, undermine consumer confidence and lead to a further downturn in the U.S. or international economies, which could negatively impact our revenues. Furthermore, an act of terrorism, war or the implementation of trade sanctions, or the threat thereof, or any natural or other disaster that results in unforeseen interruptions of commerce could negatively impact our business by interfering with our ability to obtain products from our manufacturers.

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

Item 6. Exhibits

2.1	Stock Purchase Agreement dated October 22, 2013 by and among Quiksilver, Inc., QS Wholesale, Inc. and Extreme Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 28, 2013).

3.1	Restated Certificate of Incorporation of Quiksilver, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 4, 2009).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 3, 2013).

4.1	Indenture, dated as of December 10, 2010, by and among Boardriders S.A., Quiksilver, Inc., as guarantor, the subsidiary guarantor parties thereto, and Deutsche Trustee Company Limited, as trustee, Deutsche Bank Luxembourg S.A., as registrar and transfer agent, and Deutsche Bank AG, London Branch, as principal paying agent and common depositary (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 13, 2010).

4.2	Indenture, dated as of July 16, 2013, related to the $280,000,000 aggregate principal amount 7.875% Senior Secured Notes due 2018, by and among Quiksilver, Inc., QS Wholesale, Inc., the subsidiary guarantor parties thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent, including the Form of Note attached thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 16, 2013).

4.3	Indenture, dated as of July 16, 2013, related to the $225,000,000 aggregate principal amount of their 10.000% Senior Notes due 2020, by and among Quiksilver, Inc., QS Wholesale, Inc., the subsidiary guarantor parties thereto, and Wells Fargo Bank, National Association, as trustee, including the Form of Note attached thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed July 16, 2013).

10.1	English Translation of Agreement, dated as of October 31, 2013, by and among Na Pali S.A.S., Emerald Coast S.A.S., Kauai GmBH, Lanai Ltd., Sumbawa SL and Eurofactor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 6, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 7, 2014

QUIKSILVER, INC.

/s/ Richard Shields
Richard Shields
Chief Financial Officer
(Principal Financial and Accounting Officer)