Form 10-Q/A
period 2014-01-31
QUIKSILVER INC
filed 2014-03-12
CIK 805305

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014, originally filed with the Securities and Exchange Commission on March 7, 2014, is to correct a typographical error in Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

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

Item 6. Exhibits

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

March 12, 2014

QUIKSILVER, INC.

/s/ Richard Shields
Richard Shields
Chief Financial Officer
(Principal Financial and Accounting Officer)