Form 10-Q
period 2014-04-30
QUIKSILVER INC
filed 2014-06-06
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14229
______________________________________________________
QUIKSILVER, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________

Delaware	33-0199426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
15202 Graham Street
Huntington Beach, California
92649
(Address of principal executive offices)
(Zip Code)
(714) 889-2200
(Registrant’s telephone number, including area code)
__________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at May 31, 2014 was 170,904,595.

QUIKSILVER, INC.
FORM 10-Q
INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Quiksilver, Inc. Condensed Consolidated Statements of Operations Second Quarter (Three Months) and Six Months Ended April 30, 2014 and 2013	1

Quiksilver, Inc. Condensed Consolidated Statements of Comprehensive Income/Loss Second Quarter (Three Months) and Six Months Ended April 30, 2014 and 2013	2

Quiksilver, Inc. Condensed Consolidated Balance Sheets April 30, 2014 and October 31, 2013	3

Quiksilver, Inc. Condensed Consolidated Statements of Cash Flows Six Months Ended April 30, 2014 and 2013	4

Quiksilver, Inc. Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Cautionary Note Regarding Forward-Looking Statements	26

Business Overview	27

Results of Operations	29

Second Quarter (Three Months) Ended April 30, 2014 Compared to Second Quarter (Three Months) Ended April 30, 2013	29

Six Months Ended April 30, 2014 Compared to Six Months Ended April 30, 2013	34

Financial Position, Capital Resources and Liquidity	38

Critical Accounting Policies	39

New Accounting Pronouncements	41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

Part II - OTHER INFORMATION

Item 1A. Risk Factors	43

Item 6. Exhibits	52

SIGNATURES	53

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter Ended April 30,		Six Months Ended April 30,
In thousands, except per share amounts	2014	2013	2014	2013
Revenues, net	$408,215	$455,563	$819,383	$880,604
Cost of goods sold	209,344	246,562	412,403	455,339
Gross profit	198,871	209,001	406,980	425,265
Selling, general and administrative expense	213,647	216,922	425,466	438,946
Asset impairments	19,961	5,332	20,844	8,500
Operating loss	(34,737)	(13,253)	(39,330)	(22,181)
Interest expense, net	19,240	15,342	38,695	30,850
Foreign currency loss/(gain)	893	(2,696)	3,753	390
Loss before (benefit)/provision for income taxes	(54,870)	(25,899)	(81,778)	(53,421)
(Benefit)/provision for income taxes	(1,173)	6,828	(5,503)	10,005
Loss from continuing operations	(53,697)	(32,727)	(76,275)	(63,426)
(Loss)/income from discontinued operations, net of tax (includes net gain on sale of $30,833 and $0 for the six months of 2014 and 2013, respectively)	(7,113)	509	30,400	584
Net loss	(60,810)	(32,218)	(45,875)	(62,842)
Less: net loss/(income) attributable to non-controlling interest	7,737	(177)	8,201	(682)
Net loss attributable to Quiksilver, Inc.	$(53,073)	$(32,395)	$(37,674)	$(63,524)
Loss per share from continuing operations attributable to Quiksilver, Inc.	$(0.27)	$(0.20)	$(0.40)	$(0.39)
(Loss)/income per share from discontinued operations attributable to Quiksilver, Inc.	$(0.04)	$0.00	$0.18	$0.00
Net loss per share attributable to Quiksilver, Inc.	$(0.31)	$(0.19)	$(0.22)	$(0.38)
Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.27)	$(0.20)	$(0.40)	$(0.39)
(Loss)/income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$(0.04)	$0.00	$0.18	$0.00
Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.31)	$(0.19)	$(0.22)	$(0.38)
Weighted average common shares outstanding, basic and diluted	170,475	166,815	170,105	166,282
Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(45,960)	$(32,904)	$(68,074)	$(64,108)
(Loss)/income from discontinued operations, net of tax	(7,113)	509	30,400	584
Net loss	$(53,073)	$(32,395)	$(37,674)	$(63,524)
See Notes to Condensed Consolidated Financial Statements

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Second Quarter Ended April 30,		Six Months Ended April 30,
In thousands	2014	2013	2014	2013
Net loss	$(60,810)	$(32,218)	$(45,875)	$(62,842)
Other comprehensive income/(loss):
Foreign currency translation adjustment	10,142	(18,302)	(10,573)	(6,544)
Net unrealized (loss)/gain on derivative instruments, net of tax (benefit)/provision of $(1,445) and $660 for the second quarter of 2014 and 2013, respectively, and $(123) and $(968) for the six months of 2014 and 2013, respectively	(4,461)	1,579	1,832	(2,069)
Comprehensive loss	(55,129)	(48,941)	(54,616)	(71,455)
Comprehensive loss/(income) attributable to non-controlling interest	7,737	(177)	8,201	(682)
Comprehensive loss attributable to Quiksilver, Inc.	$(47,392)	$(49,118)	$(46,415)	$(72,137)
See Notes to Condensed Consolidated Financial Statements

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts	April 30, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$67,134	$57,280
Restricted cash	56,047	—
Trade accounts receivable, less allowances of $62,784 (2014) and $60,912 (2013)	351,744	413,500
Other receivables	29,604	22,881
Inventories, net	320,589	353,651
Deferred income taxes - current	9,696	10,103
Prepaid expenses and other current assets	30,966	24,463
Current portion of assets held for sale	—	33,378
Total current assets	865,780	915,256
Fixed assets, less accumulated depreciation and amortization of $250,761 (2014) and $251,150 (2013)	224,276	234,125
Intangible assets, net	135,510	137,991
Goodwill	265,565	277,734
Other assets	50,376	53,688
Assets held for sale, net of current portion	—	1,676
Total assets	$1,541,507	$1,620,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$141,721	$213,508
Accrued liabilities	111,456	121,664
Current portion of long-term debt	49,873	23,488
Income taxes payable	1,577	3,912
Current portion of assets held for sale	—	4,468
Total current liabilities	304,627	367,040
Long-term debt, net of current portion	846,949	807,812
Other long-term liabilities	34,649	36,345
Deferred income taxes long-term	22,046	21,428
Assets held for sale, net of current portion	—	187
Total liabilities	1,208,271	1,232,812
Equity:
Preferred stock, $0.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $0.01 par value, authorized shares - 285,000,000; issued shares - 173,781,295 (2014) and 172,579,182 (2013)	1,738	1,726
Additional paid-in capital	582,612	576,726
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(313,560)	(275,886)
Accumulated other comprehensive income	65,177	73,918
Total Quiksilver, Inc. stockholders’ equity	329,189	369,706
Non-controlling interest	4,047	17,952
Total equity	333,236	387,658
Total liabilities and equity	$1,541,507	$1,620,470
See Notes to Condensed Consolidated Financial Statements

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended April 30,
In thousands	2014	2013
Cash flows from operating activities:
Net loss	$(45,875)	$(62,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(30,400)	(584)
Depreciation and amortization	25,614	24,885
Stock-based compensation	11,588	11,223
Provision for doubtful accounts	15,240	3,394
(Gain)/loss on disposal of fixed assets	(493)	29
Unrealized foreign currency loss/(gain)	4,245	(297)
Asset impairments	20,844	8,500
Non-cash interest expense	1,702	1,838
Equity in earnings	1,144	1,058
Deferred income taxes	(145)	184
Changes in operating assets and liabilities:
Trade accounts receivable	41,759	38,308
Other receivables	(6,700)	(3,146)
Inventories	28,490	(17,783)
Prepaid expenses and other current assets	(7,717)	(8,763)
Other assets	1,608	3,543
Accounts payable	(69,094)	(17,860)
Accrued liabilities and other long-term liabilities	(14,736)	(12,043)
Income taxes payable	(1,026)	115
Cash used in operating activities of continuing operations	(23,952)	(30,241)
Cash (used in)/provided by operating activities of discontinued operations	(16,274)	11,847
Net cash used in operating activities	(40,226)	(18,394)
Cash flows from investing activities:
Capital expenditures	(23,022)	(28,555)
Changes in restricted cash	(56,047)	—
Cash used in investing activities of continuing operations	(79,069)	(28,555)
Cash provided by/(used in) investing activities of discontinued operations	77,051	(89)
Net cash used in investing activities	(2,018)	(28,644)
Cash flows from financing activities:
Borrowings on lines of credit	—	6,157
Payments on lines of credit	—	(8,860)
Borrowings on long-term debt	167,199	103,134
Payments on long-term debt	(105,687)	(45,702)
Payment on short-term debt	(15,223)	—
Stock option exercises and employee stock purchases	5,150	3,832
Payments of debt issuance costs	(771)	—
Cash provided by financing activities of continuing operations	50,668	58,561
Cash provided by financing activities of discontinued operations	—	—
Net cash provided by financing activities	50,668	58,561
Effect of exchange rate changes on cash	1,430	(5,453)
Net increase in cash and cash equivalents	9,854	6,070
Cash and cash equivalents, beginning of period	57,280	41,823
Cash and cash equivalents, end of period	$67,134	$47,893
Supplementary cash flow information:
Cash paid during the period for:
Interest	$38,530	$28,828
Income taxes	$9,618	$8,126
Non-cash investing activities:
Capital expenditures accrued at period end	$5,211	$5,963
Non-cash financing activities:
Debt issued for purchase of non-controlling interest	$17,388	$—
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
Quiksilver, Inc. and its subsidiaries (the “Company”) has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for all periods presented. The Company's fiscal year ends on October 31 (for example, “fiscal 2014” refers to the year ending October 31, 2014). The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended October 31, 2013 included in the Company’s most recent Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year.
In November 2013, the Company sold Mervin Manufacturing, Inc., its subsidiary that manufactured snowboards and related products under the “Lib Technologies” and “GNU” brands, (“Mervin”). In January 2014, the Company sold substantially all of the assets of Hawk Designs, Inc., its subsidiary that owned and operated the “Hawk” brand, (“Hawk”). The Company’s Mervin and Hawk businesses were classified as “held for sale” as of October 31, 2013 and are presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. As of October 31, 2013, the Company had also classified Surfdome Shop, Ltd. (“Surfdome”), a multi-brand e-commerce retailer, as "held for sale" based on the Company's intent and ability to sell its majority stake in Surfdome at that time. During the second quarter of fiscal 2014, the Company decided to maintain its investment in Surfdome. As a result, the Company has reclassified Surfdome back into continuing operations for all periods presented. The Company recorded an impairment charge of $15 million within continuing operations to write-down Surfdome goodwill and intangible assets to their estimated fair market value (see Note 15, "Discontinued Operations").

2.	New Accounting Pronouncements
In March 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on various glossary terms, covering a wide range of topics in the accounting standards codification. The amendments represent changes to clarify the master glossary, consolidate multiple instances of the same term into a single definition, or make minor improvements to the master glossary that are not expected to result in substantive changes to the application of existing guidance. The Company adopted this guidance, which did not impact its condensed consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), which provides amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued-operations criteria. The effective date of ASU 2014-08 is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact, if any, that this amended guidance may have on its financial statements and related disclosures.

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

Information related to the Company’s operating segments are as follows:

	Second Quarter Ended April 30,		Six Months Ended April 30,
In thousands	2014	2013	2014	2013
Revenues, net:
Americas	$186,427	$226,302	$359,592	$408,938
EMEA	161,977	164,725	329,930	333,751
APAC	59,721	63,581	129,596	136,276
Corporate Operations	90	955	265	1,639
	$408,215	$455,563	$819,383	$880,604
Gross profit:
Americas	$78,972	$90,772	$154,082	$168,893
EMEA	86,242	87,861	182,364	186,086
APAC	33,413	31,523	70,221	70,759
Corporate Operations	244	(1,155)	313	(473)
	$198,871	$209,001	$406,980	$425,265
SG&A expense:
Americas	$91,670	$83,877	$175,362	$169,064
EMEA	80,046	80,837	164,793	163,737
APAC	33,391	37,735	66,006	74,927
Corporate Operations	8,540	14,473	19,305	31,218
	$213,647	$216,922	$425,466	$438,946
Asset impairments:
Americas	$4,191	$5,322	$4,413	$6,943
EMEA	15,770	10	16,431	1,557
APAC	—	—	—	—
Corporate Operations	—	—	—	—
	$19,961	$5,332	$20,844	$8,500
Operating (loss)/income:
Americas	$(16,889)	$1,573	$(25,693)	$(7,114)
EMEA	(9,574)	7,014	1,140	20,792
APAC	22	(6,212)	4,215	(4,168)
Corporate Operations	(8,296)	(15,628)	(18,992)	(31,691)
	$(34,737)	$(13,253)	$(39,330)	$(22,181)

In thousands	April 30, 2014	October 31, 2013
Identifiable assets:
Americas	$544,287	$581,021
EMEA	730,889	744,936
APAC	195,635	222,542
Corporate Operations	70,696	71,971
	$1,541,507	$1,620,470

4.	Earnings per Share and Stock-Based Compensation

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.
The table below sets forth the reconciliation of the denominator of each net loss per share calculation for the second quarter and six months ended April 30, 2014 and 2013:

	Second Quarter Ended April 30,		Six Months Ended April 30,
In thousands	2014	2013	2014	2013
Shares used in computing basic net loss per share	170,475	166,815	170,105	166,282
Dilutive effect of stock options and restricted stock(1)	—	—	—	—
Dilutive effect of stock warrants(1)	—	—	—	—
Shares used in computing diluted net loss per share	170,475	166,815	170,105	166,282

(1)
For the second quarter of fiscal 2014 and 2013, the shares used in computing diluted net loss per share do not include 3,229,000 and 4,389,000, respectively, of dilutive stock options and shares of restricted stock, nor 19,113,000 and 18,074,000, respectively, of dilutive warrant shares, as the effect is anti-dilutive given the Company’s net loss from continuing operations. For the second quarter of fiscal 2014 and 2013, additional stock options outstanding of 4,173,000 and 6,252,000, respectively, and additional warrant shares outstanding of 6,541,000 and 7,580,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method. For the six months ended April 30, 2014 and 2013, the shares used in computing diluted net loss per share do not include 3,603,000 and 3,814,000, respectively, of dilutive stock options and shares of restricted stock, nor 19,542,000 and 16,833,000, respectively, of dilutive warrant shares, as the effect is anti-dilutive given the Company’s net loss from continuing operations. For the six months ended April 30, 2014 and 2013, additional stock options outstanding of 3,805,000 and 6,936,000, respectively, and additional warrant shares outstanding of 6,112,000 and 8,821,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

The Company accounts for stock-based compensation under the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” Stock-based compensation expense is included in selling, general and administrative expense (“SG&A”).
The Company has previously granted performance-based stock options and performance-based restricted stock units to certain key employees and executives. Vesting of these awards is contingent upon a required service period and the Company’s achievement of specified common stock price thresholds. In addition, the vesting of a portion of the performance-based stock options can be accelerated based upon the Company’s achievement of specified annual performance targets. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies of the awards, the Company used a Monte-Carlo simulation in order to determine the grant date fair values of the awards. For the six months ended April 30, 2014 and 2013, the assumptions used in the Monte-Carlo simulations for the performance-based restricted stock units granted included a risk-free interest rate of 0.6% to 0.7% and 0.4 % to 0.6%, respectively; volatility of 52% to 58% and 64% to 89%, respectively; and a zero dividend yield. The weighted average fair value of the restricted stock units granted in the six months ended April 30, 2014 and 2013 was $5.16 and $4.12, respectively. There were no performance-based stock options granted in the first six months of fiscal 2014 or 2013.
Activity related to these performance-based equity instruments for the six months ended April 30, 2014 was as follows:

	Performance Options	Performance Restricted Stock Units
Outstanding, October 31, 2013	688,000	11,675,782
Granted	—	300,000
Exercised	(12,000)	—
Canceled	(36,000)	(30,937)
Outstanding, April 30, 2014	640,000	11,944,845
As of April 30, 2014, 82,000 of the 640,000 outstanding performance-based stock options were exercisable and none of the performance-based restricted stock units were exercisable. As of April 30, 2014, the Company had unrecognized compensation expense, net of estimated forfeitures, of approximately $0.6 million related to the performance-based stock options and approximately $2.9 million related to the performance-based restricted stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 1.8 years and 0.4 years, respectively.
For non-performance-based stock options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of stock options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the first six months of fiscal 2014 and 2013, non-performance based options granted were valued assuming a risk-free interest rate of 2.2% and 1.3%, respectively, volatility of 81% and 78%, respectively, zero dividend yield, and an expected life of 6.7 years and 7.1 years, respectively. The weighted average fair value of the grants was $5.94 and $4.61 for the first six months of fiscal 2014 and 2013, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of April 30, 2014, the Company had approximately $2.8 million of unrecognized compensation expense for non-performance-based stock options expected to be recognized over a weighted average period of approximately 1.9 years.
Changes in shares under option, excluding performance-based stock options, for the six months ended April 30, 2014 were as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2013	8,829,618	$4.83
Granted	250,000	8.21
Exercised	(1,010,666)	4.37		$3,884
Canceled	(850,417)	7.89
Outstanding, April 30, 2014	7,218,535	$4.64	5.5	$15,751
Options exercisable, April 30, 2014	5,284,052	$4.22	4.9	$14,130
Changes in non-vested shares under option, excluding performance-based stock options, for the six months ended April 30, 2014 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, October 31, 2013	2,784,826	$2.95
Granted	250,000	5.94
Vested	(995,343)	2.91
Canceled	(105,000)	4.71
Non-vested, April 30, 2014	1,934,483	$3.25

The Company also grants restricted stock and restricted stock units under its 2013 Performance Incentive Plan. Restricted stock issued under this plan generally vests in three years while restricted stock units issued under this plan generally vest upon the Company’s achievement of a specified common stock price threshold. Changes in restricted stock for the six months ended April 30, 2014 were as follows:

Shares
Outstanding, October 31, 2013	195,000
Granted	90,000
Vested	(85,000)
Forfeited	(30,000)
Outstanding, April 30, 2014	170,000
Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and adjusts the amortization period as appropriate. As of April 30, 2014, there had been no acceleration of amortization periods and the Company had approximately $0.8 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.7 years.

5.	Restricted Cash
The Company’s restricted cash balance as of April 30, 2014 was $56 million. Certain of the Company’s debt agreements contain restrictions on what can be done with cash received from the sale of assets. The proceeds received from the Company’s disposition of its Mervin and Hawk businesses are subject to these restrictions. These restrictions generally require such cash to be used for either the repayment of indebtedness or capital expenditures.

6.	Inventories, net
Inventories, net consisted of the following as of the dates indicated:

In thousands	April 30, 2014	October 31, 2013
Raw materials	$4,191	$4,725
Work in-process	322	680
Finished goods	316,076	348,246
	$320,589	$353,651

7.	Intangible Assets and Goodwill
Intangible assets consisted of the following as of the dates indicated:

	April 30, 2014			October 31, 2013
In thousands	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Non-amortizable trademarks	$124,117	$—	$124,117	$124,099	$—	$124,099
Amortizable trademarks	21,664	(12,369)	9,295	23,214	(11,543)	11,671
Amortizable licenses	12,439	(12,439)	—	12,749	(12,749)	—
Other amortizable intangibles	8,296	(6,198)	2,098	8,185	(5,964)	2,221
	$166,516	$(31,006)	$135,510	$168,247	$(30,256)	$137,991
The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. These amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Certain trademarks will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for each of the six months ended April 30, 2014 and 2013 was approximately $1 million. Annual amortization expense is estimated to be approximately $2 million per year through fiscal 2019.

The Company performs its annual goodwill impairment test during the fourth fiscal quarter. As of October 31, 2013, the fair value of each of our reporting units substantially exceeded their respective carrying values. However, certain factors may result in the need to perform an impairment test prior to the fourth fiscal quarter, including significant under-performance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s financial statements for the second quarter of fiscal 2014, given the sales decline in the Company’s EMEA operating segment for the six months ended April 30, 2014, the Company performed an interim impairment test for the EMEA reporting unit using a discounted cash flow analysis and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period annual impairment test. The results of the Company’s interim impairment evaluation indicated that the fair value of the EMEA reporting unit exceeded its carrying value by 9%. As a result, the Company concluded that the EMEA reporting unit’s goodwill was not impaired based on the interim impairment evaluation.
During the second quarter of fiscal 2014, the Company also decided to maintain its investment in Surfdome, which resulted in the reclassification of the Surfdome business from "held for sale" to "held and used". As a result of the sale process conducted during the second quarter of fiscal 2014, the Company received offers to purchase from third parties which indicated that there was an impairment in the value of Surfdome. Consequently, the Company conducted an impairment analysis using the market approach based on third-party purchase offers received for Surfdome. Based upon the result of the analysis, the Company recorded a $15 million impairment charge during the second quarter of fiscal 2014 against Surfdome goodwill and intangible assets within the EMEA segment. This impairment charge reduced the carrying value of Surfdome assets to their estimated fair value.
A summary of goodwill by segment, and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

In thousands	Americas	EMEA	APAC	Consolidated
Gross goodwill	$75,974	$190,986	$135,752	$402,712
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at November 1, 2012	$75,974	$190,986	$6,207	$273,167
Foreign currency translation and other	(1,031)	5,598	—	4,567
Gross goodwill	74,943	196,584	135,752	407,279
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at October 31, 2013	$74,943	$196,584	$6,207	$277,734
Foreign currency translation and other	(390)	986	—	596
Gross goodwill	74,553	197,570	135,752	407,875
Accumulated impairment losses	—	(12,765)	(129,545)	(142,310)
Net goodwill at April 30, 2014	$74,553	$184,805	$6,207	$265,565

8.	Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of April 30, 2014, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions in each of its four operating segments due to sustained pre-tax losses. As a result of the valuation allowances recorded, no tax benefits have been recognized for losses incurred in those tax jurisdictions.
The Company’s sale of the Mervin and Hawk businesses in the first quarter of fiscal 2014 generated income tax expense of approximately $18 million within discontinued operations during the first six months of fiscal 2014. However, as the Company does not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations. Before this tax benefit, the Company generated income tax expense in the six months ended April 30, 2014 and 2013 due to being unable to record tax benefits against the losses in certain jurisdictions where the Company has previously recorded valuation allowances.
As of April 30, 2014, the Company’s liability for uncertain tax positions was approximately $12 million resulting from unrecognized tax benefits, excluding interest and penalties. If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $11 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods. During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $10 million to an increase of the liability of $2 million, excluding penalties and interest for its existing tax positions.

9.	Restructuring Charges
In connection with the globalization of its organizational structure and core processes, as well as its cost reduction efforts, the Company formulated and announced a multi-year profit improvement plan (the "PIP") in May 2013. The PIP covers the global operations of the Company, and as the Company continues to evaluate its structure, processes and costs, additional charges may be incurred in the future under the PIP that are not yet determined. The PIP is, in many respects, a continuation and acceleration of the Company’s Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The Company will no longer incur any charges under the 2011 Plan, but will continue to make cash payments on amounts previously accrued under the 2011 Plan. Amounts charged to expense under the PIP and 2011 Plan were primarily recorded in selling, general and administrative expense ("SG&A") with smaller amounts recorded in cost of goods sold (“COGS”) in the Company’s consolidated statements of operations.
Activity and liability balances recorded as part of the PIP and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, November 1, 2012	$5,335	$6,856	$12,191
Charged to expense	22,671	5,838	28,509
Cash payments	(15,847)	(5,163)	(21,010)
Adjustments	—	(592)	(592)
Balance, October 31, 2013	$12,159	$6,939	$19,098
Charged to expense	5,593	5,120	10,713
Cash payments	(12,123)	(2,861)	(14,984)
Balance, April 30, 2014	$5,629	$9,198	$14,827
Amounts charged to expense during the six months ended April 30, 2014 were primarily composed of severance and separation charges for employees and early lease exit costs. The majority of these charges were within the Americas segment.
In addition to the restructuring charges noted above, the Company also recorded approximately $2 million of additional expenses within SG&A during the six months ended April 30, 2014 related to certain non-core brands that have been discontinued, which are not reflected in the table above. Additionally, the Company recorded severance charges of approximately $3 million within SG&A during the six months ended April 30, 2013 which were unrelated to the PIP or the 2011 Plan.

10.	Debt
A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

In thousands	April 30, 2014	October 31, 2013
EMEA credit facilities	$47,334	$21,594
2017 Notes	276,855	274,952
ABL Credit Facility	62,789	27,408
2018 Notes	278,719	278,612
2020 Notes	222,430	222,285
Capital lease obligations and other borrowings	8,695	6,449
Total debt	896,822	831,300
Less current portion of long-term debt	(49,873)	(23,488)
Long-term debt, net of current portion	$846,949	$807,812
As of April 30, 2014, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $248 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At April 30, 2014, the Company had a total of $110 million of direct borrowings and $46 million in letters of credit outstanding. As of April 30, 2014, the effective availability for borrowings remaining under the Company’s credit facilities was $67 million, $55 million of which could also be used for letters of credit in the United States and APAC. In addition to the $67 million of effective availability for borrowings, the Company also had $24 million in additional capacity for letters of credit in EMEA as of April 30, 2014. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is in compliance with such covenants.
During the quarter ended April 30, 2014, the Company paid approximately $15 million of other borrowings to the former minority interest owners of the Company's Brazil subsidiary, related to the Company's acquisition of the remaining minority interest in this subsidiary in November 2013.
The estimated fair value of the Company’s borrowings under lines of credit and long-term debt as of April 30, 2014 was $972 million, compared to a carrying value of $897 million. The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded 2020 Notes, the trading prices of the Company’s 2018 Notes and 2017 Notes (all Level 1 inputs) and the carrying values of the Company’s credit facilities due to the variable rate nature of those debt obligations.
Other Fair Value Disclosures
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of April 30, 2014, the Company was hedging forecasted transactions expected to occur through June 2015. Assuming April 30, 2014 exchange rates remain constant, $3 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 14 months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings a net gain of $1 million each for the second quarters ended April 30, 2014 and 2013, and net gains of $1 million and $2 million for the six months ended April 30, 2014 and 2013, respectively.

The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.
As of April 30, 2014, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$222,950	May 2014 – June 2015	$(2,904)
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
The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets as of the dates indicated:

	Fair Value Measurements Using			Assets/(Liabilities)
In thousands	Level 1	Level 2	Level 3	At Fair Value
April 30, 2014:
Derivative assets:
Other receivables	$—	$989	$—	$989
Derivative liabilities:
Accrued liabilities	—	(3,756)	—	(3,756)
Other liabilities	—	(137)	—	(137)
Total fair value	$—	$(2,904)	$—	$(2,904)
October 31, 2013:
Derivative assets:
Other receivables	$—	$2,026	$—	$2,026
Other assets	—	382	—	382
Derivative liabilities:
Accrued liabilities	—	(3,313)	—	(3,313)
Total fair value	$—	$(905)	$—	$(905)

12.	Stockholders’ Equity and Non-controlling Interest
The following tables summarize the changes in equity attributable to Quiksilver, Inc. and the non-controlling interests of its consolidated subsidiaries:

	Attributable to Quiksilver, Inc.	Non- controlling Interest	Total Stockholders’ Equity
In thousands
Six Months Ended April 30, 2014:
Balance, October 31, 2013	$369,706	$17,952	$387,658
Stock compensation expense	11,588	—	11,588
Exercise of stock options	4,476	—	4,476
Employee stock purchase plan	673	—	673
Transactions with non-controlling interest holders	(10,839)	(5,704)	(16,543)
Net loss and other comprehensive loss	(46,415)	(8,201)	(54,616)
Balance, April 30, 2014	$329,189	$4,047	$333,236
Six Months Ended April 30, 2013:
Balance, October 31, 2012	$583,310	$18,926	$602,236
Stock compensation expense	11,223	—	11,223
Exercise of stock options	3,275	—	3,275
Employee stock purchase plan	557	—	557
Transactions with non-controlling interest holders	(44)	44	—
Net loss and other comprehensive income	(72,137)	682	(71,455)
Balance, April 30, 2013	$526,184	$19,652	$545,836

13.	Litigation, Indemnities and Guarantees
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
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	Derivative Instruments	Foreign Currency Adjustments	Total
In thousands
Six Months Ended April 30, 2014:
Balance, October 31, 2013	$(4,591)	$78,509	$73,918
Net gains reclassified to COGS	(1,057)	—	(1,057)
Changes in fair value, net of tax	2,889	(10,573)	(7,684)
Balance, April 30, 2014	$(2,759)	$67,936	$65,177
Six Months Ended April 30, 2013:
Balance, October 31, 2012	$5,756	$80,656	$86,412
Net gains reclassified to COGS	(2,279)	—	(2,279)
Net losses reclassified to foreign currency loss	22	—	22
Changes in fair value, net of tax	188	(6,544)	(6,356)
Balance, April 30, 2013	$3,687	$74,112	$77,799

15.	Discontinued Operations
One of the elements of the Company’s PIP involves divesting or exiting certain non-core businesses. In November 2013, the Company completed the sale of Mervin for $58 million, subject to a final working capital adjustment. In January 2014, the Company completed the sale of substantially all of the assets of Hawk for $19 million. These transactions resulted in an after-tax gain of approximately $31 million during the first six months of fiscal 2014, which is included in income from discontinued operations in the table below. The Company’s sale of these businesses generated income tax expense of approximately $18 million within discontinued operations during the first six months of fiscal 2014. However, as the Company does not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations.
Mervin, Hawk and Surfdome were classified as "assets held for sale" as of October 31, 2013. In the second quarter of fiscal 2014, the Company decided to maintain its investment in Surfdome. Consequently, Surfdome was reclassified from discontinued operations into continuing operations for all periods presented. The Company recorded a $15 million impairment charge within continuing operations to write-down the carrying value of Surfdome goodwill and intangible assets to their estimated fair value (see Note 7). As a result of the Company's 51% ownership stake in Surfdome, 49% of this charge, or $7.5 million, is allocated to "net loss/(income) attributable to non-controlling interest" in the accompanying condensed consolidated statements of operations for the second quarter and six months ended April 30, 2014.

The operating results of discontinued operations for the second quarter and first six months of fiscal 2014 and 2013 are as follows:

	Second Quarter Ended April 30,		Six Months Ended April 30,
In thousands	2014	2013	2014	2013
Revenues, net	$20	$3,184	$1,626	$9,161
(Loss)/income before income taxes	(15)	828	47,908	950
Provision for income taxes	7,098	319	17,508	366
(Loss)/income from discontinued operations	$(7,113)	$509	$30,400	$584
There were no assets classified as held for sale at April 30, 2014. The components of major assets and liabilities held for sale at October 31, 2013 were as follows:

In thousands	October 31, 2013
Assets:
Receivables, net	$22,792
Inventories, net	9,979
Other	2,283
$35,054
Liabilities:
Accounts payable	$1,206
Accrued liabilities	3,262
Other	187
$4,655
Total assets held for sale as of October 31, 2013 by geographical segment were as follows:

In thousands	October 31, 2013
Americas	$27,398
EMEA	7,001
APAC	655
$35,054

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
The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its guarantor subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations for the three and six months ended April 30, 2014 and 2013, the financial position as of April 30, 2014 and October 31, 2013, and cash flows for the six months ended April 30, 2014 and 2013, of

Quiksilver, Inc., QS Wholesale, Inc., the 100% owned guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2014, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Second Quarter Ended April 30, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$91,057	$80,024	$268,112	$(31,094)	$408,215
Cost of goods sold	193	55,352	62,878	128,800	(37,879)	209,344
Gross profit	(77)	35,705	17,146	139,312	6,785	198,871
Selling, general and administrative expense	6,378	59,138	21,227	128,534	(1,630)	213,647
Asset impairments	—	765	3,255	15,941	—	19,961
Operating loss	(6,455)	(24,198)	(7,336)	(5,163)	8,415	(34,737)
Interest expense, net	11,618	455	—	7,167	—	19,240
Foreign currency loss	124	7	220	542	—	893
Equity in earnings	34,876	(692)	—	—	(34,184)	—
Loss before (benefit)/provision for income taxes	(53,073)	(23,968)	(7,556)	(12,872)	42,599	(54,870)
(Benefit)/provision for income taxes	—	(4,120)	(2,933)	5,880	—	(1,173)
Loss from continuing operations	(53,073)	(19,848)	(4,623)	(18,752)	42,599	(53,697)
Loss from discontinued operations	—	(4,165)	(2,948)	—	—	(7,113)
Net loss	(53,073)	(24,013)	(7,571)	(18,752)	42,599	(60,810)
Net loss attributable to non-controlling interest	—	—	—	7,737	—	7,737
Net loss attributable to Quiksilver, Inc.	(53,073)	(24,013)	(7,571)	(11,015)	42,599	(53,073)
Other comprehensive income	5,681	—	—	5,681	(5,681)	5,681
Comprehensive loss attributable to Quiksilver, Inc.	$(47,392)	$(24,013)	$(7,571)	$(5,334)	$36,918	$(47,392)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Second Quarter Ended April 30, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$105,393	$104,308	$289,793	$(44,047)	$455,563
Cost of goods sold	—	65,292	69,639	143,500	(31,869)	246,562
Gross profit	116	40,101	34,669	146,293	(12,178)	209,001
Selling, general and administrative expense	11,753	36,564	35,314	141,133	(7,842)	216,922
Asset impairments	—	1,646	3,342	344	—	5,332
Operating (loss)/income	(11,637)	1,891	(3,987)	4,816	(4,336)	(13,253)
Interest expense, net	7,269	1,440	(1)	6,634	—	15,342
Foreign currency (gain)/loss	(28)	73	46	(2,787)	—	(2,696)
Equity in earnings	13,095	(483)	—	—	(12,612)	—
(Loss)/income before provision/(benefit) for income taxes	(31,973)	861	(4,032)	969	8,276	(25,899)
Provision/(benefit) for income taxes	422	1,231	(299)	5,474	—	6,828
Loss from continuing operations	(32,395)	(370)	(3,733)	(4,505)	8,276	(32,727)
Income from discontinued operations	—	—	709	32	(232)	509
Net loss	(32,395)	(370)	(3,024)	(4,473)	8,044	(32,218)
Net income attributable to non-controlling interest	—	—	—	(177)	—	(177)
Net loss attributable to Quiksilver, Inc.	(32,395)	(370)	(3,024)	(4,650)	8,044	(32,395)
Other comprehensive loss	(16,723)	—	—	(16,723)	16,723	(16,723)
Comprehensive loss attributable to Quiksilver, Inc.	$(49,118)	$(370)	$(3,024)	$(21,373)	$24,767	$(49,118)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Six Months Ended April 30, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$232	$175,061	$177,999	$551,787	$(85,696)	$819,383
Cost of goods sold	193	105,620	130,582	258,867	(82,859)	412,403
Gross profit	39	69,441	47,417	292,920	(2,837)	406,980
Selling, general and administrative expense	15,403	115,104	43,895	252,975	(1,911)	425,466
Asset impairments	—	765	3,477	16,602	—	20,844
Operating (loss)/income	(15,364)	(46,428)	45	23,343	(926)	(39,330)
Interest expense, net	23,218	1,465	—	14,012	—	38,695
Foreign currency loss/(gain)	160	(3)	(4)	3,600	—	3,753
Equity in earnings	(1,068)	(618)	—	—	1,686	—
(Loss)/income before (benefit)/provision for income taxes	(37,674)	(47,272)	49	5,731	(2,612)	(81,778)
(Benefit)/provision for income taxes	—	(10,289)	(6,878)	11,664	—	(5,503)
(Loss)/income from continuing operations	(37,674)	(36,983)	6,927	(5,933)	(2,612)	(76,275)
Income from discontinued operations	—	19,757	10,583	60	—	30,400
Net (loss)/income	(37,674)	(17,226)	17,510	(5,873)	(2,612)	(45,875)
Net loss attributable to non-controlling interest	—	—	—	8,201	—	8,201
Net (loss)/income attributable to Quiksilver, Inc.	(37,674)	(17,226)	17,510	2,328	(2,612)	(37,674)
Other comprehensive loss	(8,741)	—	—	(8,741)	8,741	(8,741)
Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(46,415)	$(17,226)	$17,510	$(6,413)	$6,129	$(46,415)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Six Months Ended April 30, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$232	$193,912	$214,770	$584,491	$(112,801)	$880,604
Cost of goods sold	—	117,895	156,937	275,560	(95,053)	455,339
Gross profit	232	76,017	57,833	308,931	(17,748)	425,265
Selling, general and administrative expense	27,728	72,523	70,656	282,685	(14,646)	438,946
Asset impairments	—	1,646	4,677	2,177	—	8,500
Operating (loss)/income	(27,496)	1,848	(17,500)	24,069	(3,102)	(22,181)
Interest expense, net	14,538	2,909	(1)	13,404	—	30,850
Foreign currency loss	126	87	110	67	—	390
Equity in earnings	20,942	(687)	—	—	(20,255)	—
(Loss)/income before provision/(benefit) for income taxes	(63,102)	(461)	(17,609)	10,598	17,153	(53,421)
Provision/(benefit) for income taxes	422	44	(209)	9,748	—	10,005
(Loss)/income from continuing operations	(63,524)	(505)	(17,400)	850	17,153	(63,426)
Income from discontinued operations	—	—	539	251	(206)	584
Net (loss)/income	(63,524)	(505)	(16,861)	1,101	16,947	(62,842)
Net income attributable to non-controlling interest	—	—	—	(682)	—	(682)
Net (loss)/income attributable to Quiksilver, Inc.	(63,524)	(505)	(16,861)	419	16,947	(63,524)
Other comprehensive loss	(8,613)	—	—	(8,613)	8,613	(8,613)
Comprehensive loss attributable to Quiksilver, Inc.	$(72,137)	$(505)	$(16,861)	$(8,194)	$25,560	$(72,137)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
April 30, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$125	$(10)	$113	$66,906	$—	$67,134
Restricted cash	—	50,214	—	5,833	—	56,047
Trade accounts receivable, net	—	77,792	30,242	243,710	—	351,744
Other receivables	14	3,480	3,259	22,851	—	29,604
Inventories, net	—	34,845	80,518	227,612	(22,386)	320,589
Deferred income taxes - current	—	24,624	—	6,181	(21,109)	9,696
Prepaid expenses and other current assets	2,140	5,309	3,060	20,457	—	30,966
Intercompany balances	—	171,405	—	—	(171,405)	—
Total current assets	2,279	367,659	117,192	593,550	(214,900)	865,780
Fixed assets, net	23,066	32,790	17,966	150,454	—	224,276
Intangible assets, net	5,257	44,139	1,085	85,029	—	135,510
Goodwill	—	103,880	7,675	154,010	—	265,565
Other assets	7,958	5,664	1,245	35,509	—	50,376
Deferred income taxes long-term	19,786	—	—	1,260	(21,046)	—
Investment in subsidiaries	950,882	6,652	—	—	(957,534)	—
Total assets	$1,009,228	$560,784	$145,163	$1,019,812	$(1,193,480)	$1,541,507
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,679	$28,201	$18,100	$92,741	$—	$141,721
Accrued liabilities	15,266	14,272	6,744	75,174	—	111,456
Current portion of long-term debt	—	576	—	49,297	—	49,873
Income taxes payable	—	168	—	1,409	—	1,577
Deferred income taxes - current	20,365	—	744	—	(21,109)	—
Intercompany balances	140,212	—	11,827	19,366	(171,405)	—
Total current liabilities	178,522	43,217	37,415	237,987	(192,514)	304,627
Long-term debt, net of current portion	501,149	44,090	—	301,710	—	846,949
Other long-term liabilities	368	5,600	8,081	20,600	—	34,649
Deferred income taxes long-term	—	41,039	2,053	—	(21,046)	22,046
Total liabilities	680,039	133,946	47,549	560,297	(213,560)	1,208,271
Stockholders’/invested equity	329,189	426,838	97,614	455,468	(979,920)	329,189
Non-controlling interest	—	—	—	4,047	—	4,047
Total liabilities and equity	$1,009,228	$560,784	$145,163	$1,019,812	$(1,193,480)	$1,541,507

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
October 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$35	$3,733	$296	$53,216	$—	$57,280
Trade accounts receivable, net	—	83,991	48,230	281,279	—	413,500
Other receivables	19	5,613	2,007	15,242	—	22,881
Inventories, net	—	43,405	93,074	240,631	(23,459)	353,651
Deferred income taxes - current	—	24,624	—	6,588	(21,109)	10,103
Prepaid expenses and other current assets	3,372	3,271	3,752	14,068	—	24,463
Intercompany balances	—	173,547	—	—	(173,547)	—
Current portion of assets held for sale	—	—	26,051	7,657	(330)	33,378
Total current assets	3,426	338,184	173,410	618,681	(218,445)	915,256
Fixed assets, net	21,378	35,152	21,816	155,779	—	234,125
Intangible assets, net	4,487	44,596	1,154	87,754	—	137,991
Goodwill	—	103,880	7,675	166,179	—	277,734
Other assets	8,025	5,654	1,096	38,913	—	53,688
Deferred income taxes long-term	21,085	—	—	579	(21,664)	—
Investment in subsidiaries	949,814	8,795	—	—	(958,609)	—
Assets held for sale, net of current portion	—	—	1,676	—	—	1,676
Total assets	$1,008,215	$536,261	$206,827	$1,067,885	$(1,198,718)	$1,620,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,222	$51,283	$35,910	$122,093	$—	$213,508
Accrued liabilities	17,900	9,921	6,929	86,914	—	121,664
Current portion of long-term debt	—	—	—	23,488	—	23,488
Income taxes payable	—	121	—	3,791	—	3,912
Deferred income taxes - current	20,365	—	744	—	(21,109)	—
Intercompany balances	92,815	—	47,424	33,308	(173,547)	—
Current portion of assets held for sale	689	—	3,773	6	—	4,468
Total current liabilities	135,991	61,325	94,780	269,600	(194,656)	367,040
Long-term debt, net of current portion	500,896	—	—	306,916	—	807,812
Other long-term liabilities	1,622	6,012	8,946	19,765	—	36,345
Deferred income taxes long-term	—	41,039	2,053	—	(21,664)	21,428
Assets held for sale, net of current portion	—	—	187	—	—	187
Total liabilities	638,509	108,376	105,966	596,281	(216,320)	1,232,812
Stockholders’/invested equity	369,706	427,885	100,861	453,652	(982,398)	369,706
Non-controlling interest	—	—	—	17,952	—	17,952
Total liabilities and equity	$1,008,215	$536,261	$206,827	$1,067,885	$(1,198,718)	$1,620,470

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Six Months Ended April 30, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(37,674)	$(17,226)	$17,510	$(5,873)	$(2,612)	$(45,875)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	(19,757)	(10,583)	(60)	—	(30,400)
Depreciation and amortization	1,157	5,298	4,355	14,804	—	25,614
Stock-based compensation	11,588	—	—	—	—	11,588
Provision for doubtful accounts	—	12,458	158	2,624	—	15,240
Asset impairments	—	765	3,477	16,602	—	20,844
Equity in earnings	(1,068)	(618)	—	1,144	1,686	1,144
Non-cash interest expense	942	491	—	269	—	1,702
Deferred income taxes	—	—	—	(145)	—	(145)
Other adjustments to reconcile net income	157	(13)	(288)	3,896	—	3,752
Changes in operating assets and liabilities:
Trade accounts receivable	—	(6,259)	17,830	30,188	—	41,759
Inventories	—	8,292	10,148	9,124	926	28,490
Intercompany	26,610	(3,121)	(35,129)	11,640	—	—
Other operating assets and liabilities	(1,824)	(29,289)	(22,034)	(44,518)	—	(97,665)
Cash (used in)/provided by operating activities of continuing operations	(112)	(48,979)	(14,556)	39,695	—	(23,952)
Cash used in operating activities of discontinued operations	—	—	(1,861)	(14,413)	—	(16,274)
Net cash (used in)/provided by operating activities	(112)	(48,979)	(16,417)	25,282	—	(40,226)
Cash flows from investing activities:
Capital expenditures	(4,139)	(5,148)	(2,757)	(10,978)	—	(23,022)
Changes in restricted cash	—	(50,214)	—	(5,833)	—	(56,047)
Cash used in investing activities of continuing operations	(4,139)	(55,362)	(2,757)	(16,811)	—	(79,069)
Cash provided by investing activities of discontinued operations	—	58,060	18,991	—	—	77,051
Net cash (used in)/provided by investing activities	(4,139)	2,698	16,234	(16,811)	—	(2,018)
Cash flows from financing activities:
Borrowings on long-term debt	—	69,000	—	98,199	—	167,199
Payments on long-term debt	—	(26,500)	—	(79,187)	—	(105,687)
Payment on short-term debt	—	—	—	(15,223)	—	(15,223)
Stock option exercises and employee stock purchases	5,150	—	—	—	—	5,150
Payments of debt issuance costs	(809)	38	—	—	—	(771)
Cash provided by financing activities of continuing operations	4,341	42,538	—	3,789	—	50,668
Cash provided by financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by financing activities	4,341	42,538	—	3,789	—	50,668
Effect of exchange rate changes on cash	—	—	—	1,430	—	1,430
Net increase/(decrease) in cash and cash equivalents	90	(3,743)	(183)	13,690	—	9,854
Cash and cash equivalents, beginning of period	35	3,733	296	53,216	—	57,280
Cash and cash equivalents, end of period	$125	$(10)	$113	$66,906	$—	$67,134

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Six Months Ended April 30, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(63,524)	$(505)	$(16,861)	$1,101	$16,947	$(62,842)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	—	(539)	(251)	206	(584)
Depreciation and amortization	1,124	5,921	2,951	14,889	—	24,885
Stock-based compensation	11,223	—	—	—	—	11,223
Provision for doubtful accounts	—	325	(1,422)	4,491	—	3,394
Asset impairments	—	1,646	4,677	2,177	—	8,500
Equity in earnings	20,942	(687)	—	1,058	(20,255)	1,058
Non-cash interest expense	785	675	—	378	—	1,838
Deferred income taxes	—	—	—	184	—	184
Other adjustments to reconcile net (loss)/income	126	1,304	(1,321)	(377)	—	(268)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(2,670)	42,146	(1,168)	—	38,308
Inventories	—	(14,235)	(4,525)	(2,125)	3,102	(17,783)
Intercompany	29,829	(5,169)	(7,900)	(16,760)	—	—
Other operating assets and liabilities	(582)	4,377	(21,918)	(20,031)	—	(38,154)
Cash used in operating activities of continuing operations	(77)	(9,018)	(4,712)	(16,434)	—	(30,241)
Cash provided by operating activities of discontinued operations	—	—	9,090	2,757	—	11,847
Net cash (used in)/provided by operating activities	(77)	(9,018)	4,378	(13,677)	—	(18,394)
Cash flows from investing activities:
Capital expenditures	(3,971)	(3,562)	(3,950)	(17,072)	—	(28,555)
Cash used in investing activities of continuing operations	(3,971)	(3,562)	(3,950)	(17,072)	—	(28,555)
Cash used in investing activities of discontinued operations	—	—	(89)	—	—	(89)
Net cash used in investing activities	(3,971)	(3,562)	(4,039)	(17,072)	—	(28,644)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	6,157	—	6,157
Payments on lines of credit	—	—	—	(8,860)	—	(8,860)
Borrowings on long-term debt	—	49,000	—	54,134	—	103,134
Payments on long-term debt	—	(36,200)	—	(9,502)	—	(45,702)
Stock option exercises and employee stock purchases	3,832	—	—	—	—	3,832
Cash provided by financing activities of continuing operations	3,832	12,800	—	41,929	—	58,561
Cash provided by financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by financing activities	3,832	12,800	—	41,929	—	58,561
Effect of exchange rate changes on cash	—	—	—	(5,453)	—	(5,453)
Net (decrease)/increase in cash and cash equivalents	(216)	220	339	5,727	—	6,070
Cash and cash equivalents, beginning of period	324	1,966	(1,831)	41,364	—	41,823
Cash and cash equivalents, end of period	$108	$2,186	$(1,492)	$47,091	$—	$47,893

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver,” “we,” “us,” “our,” or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2013 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock or senior notes.
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are often, but not always, identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “outlook,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	known or anticipated trends regarding our net revenues, selling, general and administrative expenses, Adjusted EBITDA and other operating results; and

•	current or future volatility in certain economies, credit markets and future market conditions; and

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and

•	our expectations regarding the implementation of our multi-year profit improvement plan.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to execute our mission and strategies;

•	our ability to achieve the financial results that we anticipate;

•	our ability to successfully implement our multi-year Profit Improvement Plan;

•	our ability to effectively transition our supply chain and certain other business processes to global scope;

•	future expenditures for capital projects, including the ongoing implementation of our global enterprise-wide reporting system;

•	increases in production costs and raw materials and disruptions in the supply chains for these materials;

•	deterioration of global economic conditions and credit and capital markets;

•	potential non-cash asset impairment charges for goodwill, intangible assets or other fixed assets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate and interest rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations;

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;

•	the occurrence of hostilities or catastrophic events;

•	changes in customer demand; and

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
Business Overview
Quiksilver is one of the world’s leading outdoor sports lifestyle companies. We design, develop and distribute branded apparel, footwear, accessories and related products. Our brands, inspired by the passion for outdoor action sports, represent a casual lifestyle for young-minded people who connect with our board-riding culture and heritage. Our three core brands, Quiksilver, Roxy, and DC, are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. Our products combine decades of brand heritage, authenticity and design experience with the latest technical performance innovations available in the marketplace.
Our products are sold in over 100 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, specialty stores, and select department stores), 658 Company-owned retail stores, licensed stores, and via our e-commerce websites. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. Our EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. Our APAC segment, consisting of Asia and the Pacific Rim, includes revenue primarily from Australia, Japan, New Zealand, South Korea, Taiwan and Indonesia. Royalties earned from various licensees are categorized in Corporate Operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income/(loss), and identifiable assets attributable to our operating segments, see Note 3 of our condensed consolidated financial statements included in this report. In fiscal 2013, more than 60% of our revenue was generated outside of the United States.
Multi-Year Profit Improvement Plan
We previously announced a multi-year profit improvement plan (“PIP”) designed to accelerate our three fundamental strategies of strengthening brands, growing sales and driving operational efficiencies. The PIP’s initiatives focus on prioritizing our three core brands, globalizing key functions and reducing our cost structure.
Important elements of the PIP include:

•	clarifying the positioning of our three flagship brands (Quiksilver, Roxy and DC);

•	divesting or exiting certain non-core brands;

•	globalizing product design and merchandising;

•	licensing of secondary or peripheral product categories;

•	reprioritization of marketing investments to emphasize in-store and print marketing along with digital and social media;

•	continued investment in emerging markets and e-commerce;

•	improving sales execution;

•	optimizing our supply chain;

•	reducing product styles;

•	centralizing global responsibility for key functions, including product design, supply chain, marketing, retail stores, licensing and administrative functions; and

•	closing under-performing retail stores, reorganizing wholesale sales operations, implementing greater pricing discipline, and improving product segmentation.

We expect that the PIP, when fully implemented by the end of fiscal 2017, could improve our Adjusted EBITDA by approximately $150 million compared to our fiscal 2012 Adjusted EBITDA. The timing of this expected improvement has been deferred by one year from our original expectations due to several factors impacting our current operating results (see "Known or Anticipated Trends"). We continue to expect approximately one-half of this improvement to come from supply chain optimization and the remainder to be primarily driven by corporate overhead reductions, licensing opportunities and improved pricing management, along with net revenue growth. We believe we have made meaningful progress on our PIP initiatives through the second quarter of fiscal 2014.
Discontinued Operations
One of the elements of the multi-year PIP involves divesting or exiting certain non-core businesses in order to improve our focus on our three flagship brands. In November 2013, we completed the sale of Mervin Manufacturing, Inc. (“Mervin”), a manufacturer of snowboards and related products under the Lib Technologies and GNU brands, for $58 million, subject to a final working capital adjustment. In January 2014, we completed the sale of substantially all of the assets of Hawk Designs, Inc. (“Hawk”), our subsidiary that owned and operated our Hawk brand, for $19 million. The sale of these businesses generated a net after-tax gain of approximately $31 million, which is included in income from discontinued operations. As a result, both our Mervin and Hawk businesses were classified as “held for sale” as of October 31, 2013 and are presented as discontinued operations in our consolidated financial statements for all periods presented. The Company’s sale of these businesses generated income tax expense of approximately $18 million within discontinued operations during the first six months of fiscal 2014. However, as the Company does not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations. See Note 15 to our condensed consolidated financial statements, “Discontinued Operations”, for further discussion of the operating results of our discontinued businesses.
At October 31, 2013, we also classified our equity interest in Surfdome Shop, Ltd. (“Surfdome”), a multi-brand e-commerce retailer, as "held for sale" based on the status of our negotiations to sell our majority stake in Surfdome at that time. During the second quarter of fiscal 2014, we decided to maintain our investment in Surfdome. As a result, we have reclassified Surfdome back into continuing operations for all periods presented herein. As a result of the sale process conducted during the second quarter of fiscal 2014, the Company received offers to purchase from third parties which indicated that there was an impairment in the value of Surfdome. We recorded a $15 million impairment in EMEA continuing operations to write-down Surfdome goodwill and intangible assets to their estimated fair market value. As a result of our 51% ownership stake in Surfdome, 49% of this charge, or $7.5 million, is allocated to "net loss/(income) attributable to non-controlling interest" in our condensed consolidated statements of operations for the second quarter and six months ended April 30, 2014. See Note 7 to our condensed consolidated financial statements, "Intangible Assets and Goodwill", for further discussion on the impairment charge.
Known or Anticipated Trends
Based on our recent operating results and current perspective on our operating environment. we anticipate certain trends continuing to impact our operating results during the second half of fiscal 2014, including:

•
Year-over-year net revenue comparisons continuing to be unfavorable. Within this trend, we expect the year-over-year net revenue comparisons to be unfavorable in our North America and Europe wholesale channels, and favorable in our emerging markets and our e-commerce channel;

•
Year-over-year SG&A comparisons being less favorable in the second half of fiscal 2014 due to annualizing against the expense reduction initiatives we implemented last year and to the timing of planned marketing campaigns; and

•	Fiscal 2014 Adjusted EBITDA being below fiscal 2013 results with third quarter year-over-year comparisons being more impacted.

Results of Operations
The following table sets forth selected statement of operations and other data from continuing operations expressed as a percentage of net revenues for the second quarter and first six months of both fiscal 2014 and 2013. The discussion of our operating results from continuing operations that follows should be read in conjunction with the table.

	Second Quarter Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Statements of Operations data
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	48.7%	45.9%	49.7%	48.3%
Selling, general and administrative expense	52.3%	47.6%	51.9%	49.8%
Asset impairments	4.9%	1.2%	2.5%	1.0%
Operating loss	(8.5)%	(2.9)%	(4.8)%	(2.5)%
Interest expense, net	4.7%	3.4%	4.7%	3.5%
Foreign currency loss/(gain)	0.2%	(0.6)%	0.5%	0.0%
Loss before (benefit)/provision for income taxes	(13.4)%	(5.7)%	(10.0)%	(6.1)%
Other data
Adjusted EBITDA (1)	1.4%	2.5%	1.9%	2.4%

(1)
Adjusted EBITDA is defined as loss from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) (benefit)/provision for income taxes, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) non-cash asset impairments, net of non-controlling interest. For the quarter ended April 30, 2014, non-cash asset impairments reflect Quiksilver, Inc.'s 51% share of the Surfdome impairment charge. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of non-cash asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of non-cash asset impairments.

The following is a reconciliation of net loss from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA for the second quarter and first six months of both fiscal 2014 and 2013:

	Second Quarter Ended April 30,		Six Months Ended April 30,
In thousands	2014	2013	2014	2013
Net loss from continuing operations attributable to Quiksilver, Inc.	$(45,960)	$(32,904)	$(68,074)	$(64,108)
(Benefit)/provision for income taxes	(1,173)	6,828	(5,503)	10,005
Interest expense, net	19,240	15,342	38,695	30,850
Depreciation and amortization	14,703	12,734	25,614	24,885
Non-cash stock-based compensation expense	6,525	3,887	11,588	11,223
Non-cash asset impairments	12,502	5,332	13,385	8,500
Adjusted EBITDA	$5,837	$11,219	$15,705	$21,355

Second Quarter (Three Months) Ended April 30, 2014 Compared to Second Quarter (Three Months) Ended April 30, 2013

Revenues, net
Revenues, net – by Segment
The following tables present consolidated net revenues (in millions) by segment in historical currency (as reported) and constant currency (current year exchange rates) for the second quarter of fiscal 2014 and 2013:

	Second Quarter Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Americas	$186	$226	$(40)	(18)%
EMEA	162	165	(3)	(2)%
APAC	60	64	(4)	(6)%
Corporate	0	1	(1)
Total	$408	$456	$(47)	(10)%
We use constant currency measurements to better understand growth rates in our foreign operations. Constant currency measurements remove the impact of foreign currency exchange rate fluctuations from period to period. Constant currency is calculated by taking the average foreign currency exchange rate used in translation for the current period and applying that same rate to the prior period.

	Second Quarter Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Americas	$186	$222	$(35)	(16)%
EMEA	162	170	(8)	(5)%
APAC	60	58	2	3%
Corporate	0	1	(1)
Total	$408	$450	$(42)	(9)%
On an as reported basis, total net revenues for the second quarter of fiscal 2014 decreased $47 million, or 10%, to $408 million from $456 million in the comparable period of the prior year.
Net revenues in our Americas segment decreased 18% on an as reported basis (16% in constant currency) versus the prior year period. Excluding the effects of foreign currency fluctuations, Americas segment net revenues decreased 20% in the developed markets of North America, but increased in excess of 30% on a combined basis in the emerging markets of Brazil and Mexico. Americas segment net revenues decreased across all three core brands with a 30% decline in DC brand net revenues, a low-teens percentage decline in Roxy brand net revenues, and a high single-digit percentage decline in Quiksilver brand net revenues. Americas segment net revenues decreased by 20% in our wholesale channel and by a high-single digit percentage in our retail channel. These net revenue decreases were partially offset by low-double digit percentage growth in our e-commerce channel. The net revenue decrease in the Americas wholesale channel was focused within North America and was primarily due to three factors: 1) lower sales of DC brand products of approximately $25 million due primarily to reduced bookings from major customers and reduced clearance sales; 2) lower sales of Roxy brand products of approximately $6 million, also due to reduced bookings from major customers; and (3) a reduction of net revenues of approximately $5 million as a result of the discontinuation of the Quiksilver women’s and other product lines in fiscal 2013.
Net revenues in our EMEA segment decreased 2% on an as reported basis (5% in constant currency) versus the prior year period. Excluding the effects of foreign currency fluctuations, EMEA segment net revenues decreased by a high single-digit percentage in our DC and Quiksilver brands and by a low single-digit percentage in our Roxy brand compared to the prior year. EMEA segment net revenues decreased by a high single-digit percentage in the wholesale channel and a low single-digit percentage in the retail channel. These decreases were partially offset by strong double-digit percentage growth in the e-commerce channel. The net revenue decrease in the EMEA wholesale channel was primarily due to decreased year-over-year net revenues of Spring/Summer products and increased returns and markdowns to aid inventory sell-through versus the prior year period. Net revenues decreased most significantly in Spain and Germany where net revenues declined by a low double-

digit percentage versus the prior year period. Net revenue decreases in the EMEA segment were partially offset by low double-digit percentage growth in the United Kingdom and the emerging market of Russia versus the prior year period.
Net revenues in our APAC segment decreased 6% on an as reported basis versus the prior year period due to unfavorable foreign currency fluctuations. In constant currency, APAC segment net revenues increased 3% versus the prior year period. Excluding the effects of foreign currency fluctuations, APAC segment net revenues increased by a high single-digit percentage in our DC and Roxy brands and decreased by a low single-digit percentage in our Quiksilver brand. APAC segment net revenues increased by a high-teens percentage in the retail channel and in excess of 40% in the e-commerce channel. These increases were partially offset by a high single-digit percentage decrease in wholesale channel net revenues. APAC segment net revenues increased substantially in the emerging markets of China, South Korea and Taiwan, as well as by a high single-digit percentage in Japan. These increases were partially offset by a high single-digit percentage decline in net revenues in Australia.
Net revenues in our emerging markets, which include Brazil, Russia, Indonesia, China, Mexico, South Korea, and Taiwan, increased 14% versus the prior year period on an as reported basis (28% in constant currency).
Revenues, net – By Brand
Net revenues by brand (in millions), in both historical and constant currency, for the second quarter of fiscal 2014 and 2013 were as follows:

	Second Quarter Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Quiksilver	$167	$182	$(15)	(8)%
Roxy	121	129	(9)	(7)%
DC	103	129	(26)	(20)%
Other	17	15	3
Total	$408	$456	$(47)	(10)%

	Second Quarter Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Quiksilver	$167	$180	$(13)	(7)%
Roxy	121	128	(7)	(6)%
DC	103	127	(24)	(19)%
Other	17	15	2
Total	$408	$450	$(42)	(9)%
Quiksilver brand net revenues decreased 8% on an as reported basis (7% in constant currency) versus the prior year period. Excluding the effects of foreign currency fluctuations, this decrease was primarily due to a high single-digit percentage decline in the wholesale channel with declines across all three regional segments. Retail channel net revenues decreased by a low single-digit percentage with high single-digit percentage declines in the Americas and EMEA segments partially offset by high single-digit percentage growth in the APAC segment. Within the e-commerce channel, Quiksilver brand net revenues grew by double-digit percentages in the EMEA and APAC segments, but decreased slightly in the Americas segment.
Roxy brand net revenues decreased 7% on an as reported basis (6% in constant currency) versus the prior year period. Excluding the effects of foreign currency fluctuations, Roxy brand net revenues decreased primarily due to low-teens percentage declines in the Americas wholesale and retail channels. These decreases were partially offset by strong double-digit percentage growth in the e-commerce channel across all three regional segments and within the APAC segment retail channel.
DC brand net revenues decreased 20% on an as reported basis (19% in constant currency) versus the prior year period. Excluding the effects of foreign currency fluctuations, DC brand net revenues decreased over 30% in the Americas wholesale channel, in excess of 20% in the Americas retail channel, and by a low double-digit percentage in the EMEA segment wholesale channel due primarily to reduced bookings from major customers. DC brand net revenues increased by double-digit percentages in the e-commerce channel across all three regional segments as well as in the retail channel of the APAC and EMEA segments as we expanded the perimeter of this brand within those segments.

Revenues, net – By Channel
Net revenues by channel (in millions), in both historical and constant currency, for the second quarter of fiscal 2014 and 2013 were as follows:

	Second Quarter Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Wholesale	$289	$341	$(52)	(15)%
Retail	90	91	(2)	(2)%
E-commerce	30	23	6	27%
Total	$408	$456	$(47)	(10)%

	Second Quarter Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Wholesale	$289	$337	$(48)	(14)%
Retail	90	90	0	0%
E-commerce	30	24	6	23%
Total	$408	$450	$(42)	(9)%
Wholesale net revenues decreased 15% on an as reported basis (14% in constant currency) versus the prior year period. Excluding the effects of foreign currency fluctuations, wholesale net revenues declined across all three regional segments and all three core brands.
Retail net revenues decreased 2% on an as reported basis (flat in constant currency) versus the prior year period. Global comparable-store net revenues increased 1% during the second quarter of fiscal 2014. We operated 658 company-owned retail stores, including shop-in-shops, at April 30, 2014 compared to 630 at April 30, 2013. Excluding the effects of foreign currency fluctuations, retail net revenues decreased by a high single-digit percentage in the Americas segment, largely offset by double-digit percentage growth in the APAC segment. Retail net revenues from our DC brand grew significantly on a percentage basis in the APAC and EMEA segments primarily due to expanding the perimeter of this brand. Retail net revenues of Roxy were flat with 20% growth in the APAC segment offset by a low-teens percentage decline in the Americas segment and a low single-digit percentage decline in the EMEA segment. Retail net revenues from our Quiksilver brand decreased by single-digit percentages in the Americas and EMEA segments, partially offset by single-digit growth in the APAC segment.
E-commerce net revenues increased 27% on an as reported basis (23% in constant currency) due to growth across all three regional segments and all three core brands as we continued to expand our online business.
Gross Profit
Gross profit decreased to $199 million in the second quarter of fiscal 2014 from $209 million in the comparable period of the prior year. Gross margin improved to 48.7% of net revenues in the second quarter of fiscal 2014 versus 45.9% in the prior year period. This 280 basis point improvement in gross margins was primarily due to four factors: 1) lower net revenues from clearance sales within the wholesale channel (120 basis points); 2) a net revenue mix shift toward the higher margin retail and e-commerce channels (80 basis points); 3) the net revenue mix shift toward the higher margin EMEA and APAC segments (40 basis points); and 4) the gross margin benefits from licensing activities (20 basis points). Gross margin improved in the wholesale channel across all three regional segments. However, these improvements were partially offset by gross margin declines in the retail channel within the Americas and EMEA regional segments.

Gross margin as a percentage of net revenues by regional segment for the second quarter of fiscal 2014 and 2013 was as follows:

	Second Quarter Ended April 30,		Basis Point Change
	2014	2013
Americas	42.4%	40.1%	230 bp
EMEA	53.2%	53.3%	(10) bp
APAC	55.9%	49.6%	630 bp
Consolidated	48.7%	45.9%	280 bp
Selling, General and Administrative Expenses (“SG&A”)
SG&A for the second quarter of fiscal 2014 decreased $3 million, or 2%, to $214 million from $217 million in the comparable period of the prior year. This decrease was primarily attributable to the favorable impact of expense reduction initiatives within our PIP implemented in the past year. SG&A reductions were primarily driven by reduced employee compensation ($8 million), lower event-related and other marketing spending ($5 million), the closure of under-performing retail stores, and smaller reductions across several expense categories. These SG&A reductions were partially offset by increased charges for bad debt expense ($11 million), early lease terminations ($6 million), and lesser increases across other expenses. The increase in bad debt expense was primarily due to increased reserves for doubtful accounts regarding certain specific independent distributor accounts. The increase in early lease termination expense was related to the closure of under-performing retail store locations.
SG&A by segment (in millions) as reported for the second quarter of fiscal 2014 and 2013 was as follows:

	Second Quarter Ended April 30, 2014		Second Quarter Ended April 30, 2013			Basis Point Change
In millions		% of Net Revenues		% of Net Revenues	$ Change
Americas	$92	49.2%	$84	37.1%	$(8)	1,210 bp
EMEA	80	49.4%	81	49.1%	1	30 bp
APAC	33	55.9%	38	59.3%	4	(340) bp
Corporate Operations	9		14		6
Consolidated	$214	52.3%	$217	47.6%	$3	470 bp
The increase in Americas segment SG&A was primarily due to the increased charges noted above.
Asset Impairments
Asset impairment charges were $20 million in the second quarter of fiscal 2014 compared to $5 million in the second quarter of fiscal 2013. Impairment charges in fiscal 2014 were primarily due to the write-down of our Surfdome goodwill and intangible assets to estimated fair value ($15 million), and a planned restructuring of our e-commerce system ($4 million). Impairment charges in fiscal 2013 were primarily from certain under-performing retail stores in the Americas segment.
Non-Operating Expenses
Net interest expense for the second quarter of fiscal 2014 was $19 million compared to $15 million in the second quarter of fiscal 2013. This increase was primarily due to increased net borrowings and higher interest rates associated with the refinancing of our senior notes in July 2013.
Our foreign currency gain/loss for the second quarter of fiscal 2014 was a $1 million loss compared to a $3 million gain in the prior year period. This loss resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries.
Our income tax benefit in the second quarter of fiscal 2014 was $1 million compared to $7 million of income tax expense in the comparable period of the prior year. Our sale of the Mervin and Hawk businesses during the first quarter of fiscal 2014 resulted in additional income tax expense of approximately $7 million in the second quarter of 2014 within discontinued operations. However, as we do not expect to pay income tax after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. Before this income tax benefit, we generated income tax expense in the second quarter of both fiscal 2014 and 2013 as we recorded tax expense in certain tax jurisdictions but were unable to record tax benefits against the losses in those jurisdictions where we have previously recorded valuation allowances.
Net Loss from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. for the second quarter of fiscal 2014 was $46 million, or $0.27 per share, compared to $33 million, or $0.20 per share, in the comparable period of the prior year.
Adjusted EBITDA
Adjusted EBITDA decreased to $6 million in the second quarter of fiscal 2014 compared to $11 million in the second quarter of fiscal 2013. For a definition of Adjusted EBITDA and a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (1) to the table under “Results of Operations” above.

Six Months Ended April 30, 2014 Compared to Six Months Ended April 30, 2013

Revenues, net
Revenues, net - by Segment
The following tables present consolidated net revenues (in millions) by segment in historical currency (as reported) and constant currency (current year exchange rates) for the first six months of fiscal 2014 and 2013:

	Six Months Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Americas	$360	$409	$(49)	(12)%
EMEA	330	334	(4)	(1)%
APAC	130	136	(7)	(5)%
Corporate	0	2	(1)
Total	$819	$881	$(61)	(7)%

	Six Months Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Americas	$360	$401	$(41)	(10)%
EMEA	330	342	(12)	(4)%
APAC	130	121	9	7%
Corporate	0	2	(1)
Total	$819	$865	$(46)	(5)%
Net revenues in our Americas segment declined 12% on an as reported basis (10% in constant currency) during the first six months of fiscal 2014 compared to the prior year period. Americas net revenues declined across all three core brands, but most significantly within the wholesale channel. Excluding the effects of foreign currency fluctuations, Americas wholesale net revenues declined in the low-teens on a percentage basis. This decrease was driven by a 25% decline in DC brand net revenues and high single-digit percentage declines from our Quiksilver and Roxy brands due to continuing difficulties in the North America wholesale channel. Americas retail net revenues declined by a low single-digit percentage, primarily due to 6 net store closures since the end of the second quarter of fiscal 2013. E-commerce net revenues grew by a low single-digit percentage. Americas net revenues declined by a low-teens percentage in North America due to continuing difficulties within the wholesale channel. Net revenues in the emerging markets of Brazil and Mexico increased in excess of 25% on a percentage basis.
Net revenues in our EMEA segment declined 1% on an as reported basis (4% in constant currency) during the first half of fiscal 2014 compared to the prior year period. Excluding the effects of foreign currency fluctuations, EMEA net revenues declined by a low double-digit percentage in the wholesale channel, partially offset by strong double-digit percentage growth in the e-

commerce channel and low single-digit percentage growth in the retail channel. EMEA net revenues decreased across all three core brands, but most prominently in our Quiksilver and DC brands which declined by high single-digit percentages. EMEA wholesale net revenues declined primarily due to decreased year-over-year net revenues of Spring/Summer products and increased returns and markdowns to aid inventory sell-through versus the prior year period. Net revenues decreased most significantly in Germany, where net revenues declined by a high-teens percentage, and France, where net revenues declined by a low single-digit percentage. These declines were partially offset by strong double-digit growth in Russia and in the United Kingdom, due largely to e-commerce growth.
Net revenues in the APAC segment decreased 5% on an as reported basis, but increased 7% in constant currency, versus the prior year period. Excluding the effects of foreign currency fluctuations, APAC net revenues grew by double-digit percentages within the retail and e-commerce channels and were flat in the wholesale channel. APAC net revenues increased across all three core brands, most significantly in our DC and Roxy brands within the retail channel. APAC net revenues in the retail channel were driven by 38 net store openings since the second quarter of fiscal 2013. Net revenues grew significantly in APAC emerging markets and by a low single-digit percentage in Japan. Net revenues decreased by a low single-digit percentage in Australia.
Net revenues in our emerging markets, which include Brazil, Russia, Indonesia, China, Mexico, South Korea, and Taiwan increased by 17% versus the prior year (30% in constant currency).
Revenues, net - by Brand
Net revenues by brand (in millions), in both historical and constant currency, for the six months of fiscal 2014 and 2013 were as follows:

	Six Months Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Quiksilver	$331	$361	$(30)	(8)%
Roxy	238	245	(6)	(3)%
DC	206	239	(33)	(14)%
Other	44	36	8
Total	$819	$881	$(61)	(7)%

	Six Months Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Quiksilver	$331	$354	$(23)	(7)%
Roxy	238	240	(2)	(1)%
DC	206	234	(28)	(12)%
Other	44	37	7
Total	$819	$865	$(46)	(5)%
Quiksilver brand net revenues decreased 8% on an as reported basis (7% in constant currency) during the first six months of fiscal 2014 compared to the prior year period. This decrease was primarily due to a low-double digit percentage decline in wholesale channel net revenues which was spread across all three regional segments. These declines were partially offset by strong double-digit percentage growth in our APAC and EMEA e-commerce channels.
Roxy brand net revenues decreased 3% on an as reported basis (1% in constant currency) during the first six months of fiscal 2014 compared to the prior year period. Single-digit percentage declines in net revenues in the Americas wholesale and retail channels and the EMEA wholesale channel were largely offset by growth across all three channels within our APAC segment and within the e-commerce channel across all three segments.
DC brand net revenues decreased 14% on an as reported basis (12% in constant currency) during the first six months of fiscal 2014 versus the prior year period. DC brand net revenues declined by a high-teens percentage in the wholesale channel, particularly in North America and Europe. DC brand net revenues grew by strong double-digit percentages in the APAC and EMEA retail and e-commerce channels as we expanded the perimeter of the brand in these regional segments.

Revenues, net - by Channel
Net revenues by channel (in millions), in both historical and constant currency, for the first six months of fiscal 2014 and 2013 were as follows:

	Six Months Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Wholesale	$528	$603	$(76)	(13)%
Retail	220	221	(0)	(0)%
E-commerce	72	57	15	26%
Total	$819	$881	$(61)	(7)%

	Six Months Ended April 30,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Wholesale	$528	$592	$(65)	(11)%
Retail	220	215	5	2%
E-commerce	72	57	14	25%
Total	$819	$865	$(46)	(5)%
Wholesale net revenues decreased 13% on an as reported basis (11% in constant currency) in the first six months of fiscal 2014 versus the prior year period. Excluding the effects of foreign currency fluctuations, wholesale net revenues declined in the low double-digits on a percentage basis in our Americas and EMEA segments. APAC segment net revenues from the wholesale channel were flat. Wholesale net revenues of DC brand products decreased in the high-teens on a percentage basis, Quiksilver brand net revenues declined by a low double-digits percentage, and Roxy brand net revenues decreased by a low single-digit percentage.
Retail net revenues decreased less than 1% on an as reported basis, but increased 2% in constant currency, versus the prior year period. Global retail same-store sales improved 2% for the first six months of fiscal 2014. Excluding the effects of foreign currency fluctuations, retail net revenues increased by a low double-digit percentage in our APAC segment and by a low single-digit percentage in our EMEA segment. Retail net revenues decreased by a low single-digit percentage in our Americas segment, primarily as a result of the closure of 6 under-performing stores over the past twelve months. Retail net revenues increased by a low-teens percentage in our DC brand as a result of double-digit percentage growth in our APAC and EMEA segments due to expanding the perimeter of this brand versus the prior year period. Retail net revenues of our Roxy brand increased by a low single-digit percentage due to double-digit percentage growth in the APAC segment, largely offset by single-digit percentage declines in our Americas and EMEA segments. Retail net revenues of our Quiksilver brand decreased slightly with single-digit percentage growth in our APAC segment offset by a single-digit percentage decline in our Americas segment.
E-commerce net revenues increased 26% on an as reported basis (25% in constant currency) versus the prior year period. E-commerce net revenues increased in all three regional segments and across all three core brands, but was largely focused in our APAC and EMEA segments as we expanded our online business within these segments.
Gross Profit
Gross profit decreased to $407 million in the first six months of fiscal 2014 from $425 million in the comparable period of the prior year. Gross margin increased to 49.7% in the first six months of fiscal 2013 from 48.3% in the prior year period. This 140 basis point improvement in gross margin was primarily due to: 1) the segment and channel net revenue shifts toward our higher margin EMEA and APAC segments and retail and e-commerce channels versus our Americas segment and wholesale channel (100 basis points); 2) the gross margin benefits from licensing activities (30 basis points); and 3) the impact of reduced net revenues from clearance sales in our wholesale channel (20 basis points).

Gross margin by segment for the first six months of fiscal 2014 and 2013 was as follows:

	Six Months Ended April 30,		Basis Point Change
	2014	2013
Americas	42.8%	41.3%	150 bp
EMEA	55.3%	55.8%	(50) bp
APAC	54.2%	51.9%	230 bp
Consolidated	49.7%	48.3%	140 bp
Selling, General and Administrative Expenses ("SG&A")
SG&A for the first six months of fiscal 2014 decreased $13 million, or 3%, to $425 million from $439 million in the comparable period of the prior year. This decrease was primarily attributable to the expense reduction initiatives within our PIP that were implemented in the past year. SG&A reductions were primarily driven by reduced employee compensation ($15 million), reduced event, athlete and other marketing spending ($9 million), the closure of under-performing retail stores, and smaller reductions across several expense categories. These decreases were partially offset by increased charges for bad debt expense ($11 million), early lease terminations ($6 million), and lesser increases across other expenses. The increase in bad debt expense was primarily due to increased reserves for doubtful accounts regarding certain specific independent distributor accounts. The increase in early lease termination expense was related to the closure of under-performing retail store locations.
SG&A by segment (in millions) as reported for the first six months of fiscal 2014 and 2013 was as follows:

	Six Months Ended April 30, 2014		Six Months Ended April 30, 2013		$ Change	Basis Point Change
In millions		% of Net Revenues		% of Net Revenues
Americas	$175	48.8%	$169	41.3%	$6	750 bp
EMEA	165	49.9%	164	49.1%	1	80 bp
APAC	66	50.9%	75	55.0%	(9)	(410) bp
Corporate Operations	19		31		(12)
Consolidated	$425	51.9%	$439	49.8%	$(13)	210 bp
Asset Impairments
Asset impairment charges were $21 million in the first six months of fiscal 2014 compared to $9 million in the prior year period. Impairment charges in fiscal 2014 were primarily related to the write-down of Surfdome goodwill and intangible assets to estimated fair value ($15 million), and a planned restructuring of our e-commerce system ($4 million). Impairment charges in fiscal 2013 were primarily related to certain under-performing retail stores, discontinued brands and trademarks associated with those brands.
Non-Operating Expenses
Interest expense for the first six months of fiscal 2014 was $39 million compared to $31 million in the first six months of fiscal 2013. This increase was primarily due to increased net borrowings and higher interest rates associated with the refinancing of our senior notes in July 2013.
Our foreign currency loss amounted to $4 million for the first six months of fiscal 2014 compared to $0.4 million in the comparable period of the prior year. This larger loss resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries.
Our income tax benefit for the first six months of fiscal 2014 was $6 million compared to income tax expense of $10 million in the comparable period of the prior year. Our sale of the Mervin and Hawk businesses in the first quarter of fiscal 2014 resulted in aggregate income tax expense of approximately $18 million for the first six months of fiscal 2014 within discontinued operations. However, as we do not expect to pay income tax after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. Before this income tax benefit, we generated income tax expense in the first six months of both fiscal 2014 and 2013 as we recorded tax expense in certain tax jurisdictions but were unable to record tax benefits against the losses in those jurisdictions where we have previously recorded valuation allowances.

Net Loss from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. for the first six months of fiscal 2014 was $68 million, or $0.40 per share, compared to $64 million, or $0.39 per share, in the comparable period of the prior year.
Adjusted EBITDA
Adjusted EBITDA decreased to $16 million in the first six months of fiscal 2014 compared to $21 million in the first six months of fiscal 2013. This decrease was primarily due to the net revenue decline during fiscal 2014, partially offset by SG&A reductions. For a definition of Adjusted EBITDA and a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (1) to the table under “Results of Operations” above.
Financial Position, Capital Resources and Liquidity
The following table shows our cash, working capital and total indebtedness as of the dates indicated:

In millions	April 30, 2014	October 31, 2013	April 30, 2013
Cash and cash equivalents	$67	$57	$48
Restricted cash	56	—	—
Working capital	561	548	547
Total indebtedness	897	831	814
We believe that our cash flows from operations, cash on hand, and restricted cash, together with our existing credit facilities, will be adequate to fund our capital requirements for at least the next twelve months.
Cash Flows
Net cash used by operating activities was $40 million in the first six months of fiscal 2014 compared to $18 million in the comparable period of the prior year. This $22 million increase in cash used was largely driven by a $28 million decrease in cash provided from the operating activities of our discontinued operations. Cash used in discontinued operations was $16 million in the first six months of fiscal 2014 compared to cash provided of $12 million in the prior year period (for a discussion of the income tax impacts associated with our sale of the Mervin and Hawk businesses, refer to Note 8 to our condensed consolidated financial statements). Net cash used in operating activities of continuing operations was $24 million in the first six months of fiscal 2014, slightly improved from the $30 million of net cash used in the comparable prior year period. The Company's non-cash adjustments to reconcile net loss to cash used in operating activities were $80 million in the first six months of fiscal 2014 compared to $51 million in the prior year period, generating a $29 million year-over-year benefit. This benefit was largely driven by increased asset impairments and provisions for doubtful accounts. Largely offsetting this benefit were two factors: 1) a larger loss from continuing operations in the first six months of fiscal 2014 ($76 million) versus the comparable prior year period ($63 million); and 2) an increased use of cash from operating assets and liabilities of $9 million. This use of cash from operating assets and liabilities was primarily attributable to increased payments of accounts payable of $51 million, partially offset by improved cash provided from inventories of $46 million.
Net cash used by investing activities totaled $2 million in the first six months of fiscal 2014 compared to $29 million in the prior year period. We received cash proceeds from the sale of our Mervin and Hawk businesses of $77 million during the first quarter of fiscal 2014. The use of these proceeds is restricted by certain of our credit agreements to the repayment of indebtedness and for capital expenditures. Accordingly, the remaining proceeds from the sale of $50 million at April 30, 2014 have been included with the changes in restricted cash of $56 million in the net cash used by investing activities. Capital expenditures totaled $23 million for the first six months of fiscal 2014 compared to $29 million in the comparable period of the prior year. These investments include our ongoing enterprise-wide reporting system (SAP) and investments in company-owned stores.
Net cash provided by financing activities totaled $51 million in the first six months of fiscal 2014 compared to $59 million in the comparable period of the prior year. Net cash provided primarily resulted from net borrowings on our existing credit facilities. In the first six months of fiscal 2014, the Company paid off debt of approximately $15 million to the former minority interest owners of the Company's Brazil subsidiary, related to the Company's acquisition of the remaining minority interest in this subsidiary in November 2013.
The net increase in cash and cash equivalents for the first six months of both fiscal 2014 and 2013 was approximately $10 million.

Working Capital - Trade Accounts Receivable and Inventories
Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. Our net trade accounts receivable decreased 15% to $352 million at April 30, 2014 compared to $414 million at October 31, 2013 due to the typical seasonality of our business. Compared to April 30, 2013, our net trade accounts receivable decreased 5% and our average days sales outstanding (“DSO”) increased 19%. The increase in DSO was driven by the net revenue decrease during the first six months of fiscal 2014, longer credit terms granted to certain wholesale customers, and the timing of customer payments.
Our net inventories decreased 9% to $321 million at April 30, 2014 compared to $354 million at October 31, 2013. Compared to April 30, 2013, net inventories decreased 10% and inventory days on hand increased 6%. The decrease in net inventories were primarily due to improved aged inventory management versus the comparable prior year period. The increase in inventory days on hand is the result of the reduced revenues compared to the comparable prior year period.
Income Taxes
As of April 30, 2014, our liability for uncertain tax positions exclusive of interest and penalties, was approximately $12 million. If our positions are favorably sustained by the relevant taxing authority, approximately $11 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.
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
Inventories
We value inventories at the cost to purchase and/or manufacture the product or the current estimated fair market value of the inventory, whichever is lower. We regularly review our inventory quantities on hand, and adjust inventory values for excess or obsolete inventory based primarily on estimated forecasts of product demand and market value.
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
Goodwill
We evaluate the recoverability of goodwill at least annually, and more often if an indicator of impairment exists, based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. We have three reporting units under which we evaluate goodwill for impairment, the Americas, EMEA and APAC. We estimate the fair value of our reporting units using a combination of a discounted cash flow approach and market approach. Material assumptions in our test for impairment include future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. The discount rates used approximate our cost of capital. Future cash flows assume varying degrees of future growth in each reporting unit’s business. If the carrying amount exceeds fair value under the first step of our goodwill impairment test, then the second step of the impairment test is performed to measure the amount of any impairment loss.
We perform our annual goodwill impairment test during the fourth fiscal quarter. As of October 31, 2013, the fair value of each of our reporting units substantially exceeded their respective carrying values. Goodwill amounted to $75 million for the Americas, $197 million for EMEA and $6 million for APAC as of October 31, 2013. However, certain factors may result in the need to perform an impairment test prior to the fourth fiscal quarter, including significant under-performance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. Based upon our assessment of these factors in connection with the preparation of the Company’s financial statements for the second quarter of fiscal 2014, given the sales decline in our EMEA operating segment for the six months ended April 30, 2014, we performed an interim impairment test for the EMEA reporting unit using a discounted cash flow analysis and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period annual impairment test. The results of our interim impairment evaluation indicated that the fair value of the EMEA reporting unit exceeded its carrying value by 9%. As a result, we concluded that the EMEA reporting unit’s goodwill was not impaired based on the interim impairment evaluation.
In the second quarter of fiscal 2014, we also decided to maintain our investment in Surfdome which required us to reclassify this business from discontinued operations into continuing operations. As a result of the sale process conducted during the second quarter of fiscal 2014, we received offers to purchase from third parties which indicated that there was an impairment in the value of Surfdome. Consequently, we conducted an impairment analysis using the market approach based on the third-party purchase offers we received for Surfdome. Based upon the result of this analysis, we recorded a $15 million impairment charge within the EMEA reporting unit to write-down Surfdome goodwill and intangible assets to their estimated fair value.
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
EMEA revenues decreased 2% in local currency during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, EMEA revenues decreased 5% primarily as a result of a weaker U.S. dollar versus the euro in comparison to the prior period.
APAC revenues decreased 6% in local currency during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. As measured in U.S. dollars and reported in our condensed consolidated statements of operations, APAC revenues increased 3% primarily as a result of a stronger U.S. dollar versus the Japanese yen and Australian dollar in comparison to the prior period.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of April 30, 2014.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
At various times since May 2013, we have discussed plans, progress, status, and expectations regarding a multi-year profit improvement plan designed to improve upon our Adjusted EBITDA by an estimated $150 million as compared to our fiscal 2012 Adjusted EBITDA when fully implemented. The plan includes certain changes in our strategic focus, senior management, operational processes and organizational structure and calls for further supply chain optimization, reduction of corporate overhead, divestiture of certain non-core brands, licensing of certain product categories, reprioritization of marketing investments, revenue growth and improved pricing management. It may take longer than anticipated to generate the expected benefits from these changes and there can be no guarantee that these changes will result in improved operating results. If we are not successful in implementing these changes and executing the plan in a timely and efficient manner, we may not realize the benefits we expect. Additionally, as we work to globalize certain business processes, changes in existing processes may result in unforeseen issues and complications that could have an adverse impact on our results of operations and financial condition.

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
The apparel, footwear and accessories industries are each highly competitive. We compete against a number of domestic and international brands, manufacturers, retailers and distributors of apparel, footwear and accessories. In order to compete effectively, we must (1) maintain the image of our brands and our reputation for authenticity in our markets; (2) be flexible and innovative in responding to rapidly changing market demands; and (3) offer consumers a wide variety of high quality products at competitive prices.
The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Several of our global competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as sales, marketing, strategic acquisitions and athlete endorsements. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product categories. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. Our competitors may offers sales terms and conditions that we are unwilling to match.If we fail to retain our competitive position, our sales could decline significantly which would have a material adverse impact on our results of operations, financial condition and liquidity.
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
We have established, and may continue to establish, joint ventures in various foreign territories with independent third party business partners to distribute and sell Quiksilver, Roxy, DC and other branded products in such territories. These joint ventures are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our joint venture partners do not succeed in the manner that we anticipate. If our joint venture operations, or our relationships with our joint venture partners, are not successful, we could face litigation or legal costs in connection with exiting the relationship or delays in making planned changes to our operations in the applicable territories, and our results of operations and financial condition may be adversely affected.
We have operations in certain emerging markets and developing countries where the risk of asset misappropriation, civil unrest or social instability, theft, other crimes, or frivolous claims is higher than in more developed countries. Likewise, there is less protection for intellectual property rights of foreign companies in these jurisdictions. These risks can significantly increase the cost of operations in such markets.
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
Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the timely and free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes or disruptions at various ports, our common carriers, or at our suppliers or manufacturers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons, and could have an adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and an adverse impact on our results of operations and financial condition.
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
We operate in excess of 600 retail stores, as well as various offices, showrooms, and distribution centers, under non-cancelable operating leases. We have, at times, closed certain underperforming stores prior to the termination of their related lease agreements. As a result, we have incurred mutually negotiated lease termination costs with landlords. We may close additional underperforming stores, or other leased facilities, prior to the termination of their related lease agreements in the future. If we fail to select appropriate new store locations, we may consider exiting such leases before the end of the lease term. Consequently, we may incur substantial lease termination payments that could decrease our profitability, reduce our cash balances or amounts available under credit facilities, and thereby have an adverse effect on our business, financial condition, and results of operations.
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
As of April 30, 2014, we had no unionized employees, but certain French employees are represented by workers’ councils. As we have little control over union activities, we could face difficulties in the future should our workforce become unionized. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers’ councils.
We employ staff in jurisdictions where regulations or business practices dictate that we provide employees we intend to terminate with offer notification periods, or severance payments, which are significantly in excess of those traditionally provided in the United States. Consequently, our costs to terminate employees may be greater than the costs of other companies that do not employ significant numbers of employees in these jurisdictions.

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

10.1	Amended and Restated Quiksilver, Inc. 2013 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 20, 2014). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Management contract or compensatory plan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
June 6, 2014
QUIKSILVER, INC.

/s/ Richard Shields
Richard Shields
Chief Financial Officer
(Principal Financial and Accounting Officer)