Form 10-Q
period 2014-07-31
QUIKSILVER INC
filed 2014-09-08
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at August 31, 2014 was 171,172,210.

QUIKSILVER, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands, except per share amounts	2014	2013	2014	2013
Revenues, net	$395,655	$488,325	$1,215,038	$1,368,929
Cost of goods sold	206,719	248,479	619,122	703,818
Gross profit	188,936	239,846	595,916	665,111
Selling, general and administrative expense	212,674	214,722	638,140	653,668
Goodwill impairment	182,384	—	195,081	—
Asset impairments	180	2,152	8,327	10,652
Operating (loss)/income	(206,302)	22,972	(245,632)	791
Interest expense, net	18,772	20,223	57,467	51,073
Foreign currency (gain)/loss	(2,294)	4,046	1,459	4,436
Loss before (benefit)/provision for income taxes	(222,780)	(1,297)	(304,558)	(54,718)
(Benefit)/provision for income taxes	(636)	(1,232)	(6,139)	8,773
Loss from continuing operations	(222,144)	(65)	(298,419)	(63,491)
(Loss)/income from discontinued operations, net of tax (includes net gain on sale of $30,833 and $0 for the nine months of 2014 and 2013, respectively)	(34)	1,889	30,366	2,473
Net (loss)/income	(222,178)	1,824	(268,053)	(61,018)
Less: net loss/(income) attributable to non-controlling interest	2,093	247	10,294	(435)
Net (loss)/income attributable to Quiksilver, Inc.	$(220,085)	$2,071	$(257,759)	$(61,453)
(Loss)/income per share from continuing operations attributable to Quiksilver, Inc.	$(1.29)	$0.00	$(1.69)	$(0.38)
(Loss)/income per share from discontinued operations attributable to Quiksilver, Inc.	$0.00	$0.01	$0.18	$0.01
Net (loss)/income per share attributable to Quiksilver, Inc.	$(1.29)	$0.01	$(1.51)	$(0.37)
(Loss)/income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(1.29)	$0.00	$(1.69)	$(0.38)
(Loss)/income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.00	$0.01	$0.18	$0.01
Net (loss)/income per share attributable to Quiksilver, Inc., assuming dilution	$(1.29)	$0.01	$(1.51)	$(0.37)
Weighted average common shares outstanding, basic	170,794	167,624	170,337	166,735
Weighted average common shares outstanding, diluted	170,794	190,568	170,337	166,735
Amounts attributable to Quiksilver, Inc.:
(Loss)/income from continuing operations	$(220,051)	$182	$(288,125)	$(63,926)
(Loss)/income from discontinued operations, net of tax	(34)	1,889	30,366	2,473
Net (loss)/income	$(220,085)	$2,071	$(257,759)	$(61,453)
See Notes to Condensed Consolidated Financial Statements

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands	2014	2013	2014	2013
Net (loss)/income	$(222,178)	$1,824	$(268,053)	$(61,018)
Other comprehensive loss:
Foreign currency translation adjustment	(745)	(522)	(11,318)	(7,066)
Reclassification adjustment for realized gain/(loss) on derivative instruments transferred to earnings, net of tax (benefit) of $(92) and $(1,447) for the third quarter of 2014 and 2013, respectively, and $(126) and $(2,956) for the first nine months of 2014 and 2013, respectively	690	(2,142)	(367)	(4,420)
Net unrealized (loss)/gain on derivative instruments, net of tax provision of $6,002 and $840 for the third quarter of 2014 and 2013, respectively, and $5,913 and $1,381 for the first nine months of 2014 and 2013, respectively	(1,753)	524	1,136	733
Comprehensive loss	(223,986)	(316)	(278,602)	(71,771)
Comprehensive loss/(income) attributable to non-controlling interest	2,093	247	10,294	(435)
Comprehensive loss attributable to Quiksilver, Inc.	$(221,893)	$(69)	$(268,308)	$(72,206)
See Notes to Condensed Consolidated Financial Statements

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts	July 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$83,961	$57,280
Restricted cash	23,897	—
Trade accounts receivable, less allowances of $63,251 (2014) and $60,912 (2013)	318,296	413,500
Other receivables	27,313	22,881
Income taxes receivable	1,535	—
Inventories, net	346,072	353,651
Deferred income taxes - current	9,778	10,103
Prepaid expenses and other current assets	30,362	24,463
Current portion of assets held for sale	—	33,378
Total current assets	841,214	915,256
Fixed assets, less accumulated depreciation and amortization of $258,374 (2014) and $251,150 (2013)	219,361	234,125
Intangible assets, net	135,627	137,991
Goodwill	80,845	277,734
Other assets	48,759	53,688
Assets held for sale, net of current portion	—	1,676
Total assets	$1,325,806	$1,620,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$198,878	$213,508
Accrued liabilities	114,906	121,664
Current portion of long-term debt	28,406	23,488
Income taxes payable	—	3,912
Current portion of assets held for sale	—	4,468
Total current liabilities	342,190	367,040
Long-term debt, net of current portion	812,343	807,812
Other long-term liabilities	33,122	36,345
Deferred income taxes long-term	24,004	21,428
Assets held for sale, net of current portion	—	187
Total liabilities	1,211,659	1,232,812
Equity:
Preferred stock, $0.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $0.01 par value, authorized shares - 285,000,000; issued shares - 174,023,160 (2014) and 172,579,182 (2013)	1,740	1,726
Additional paid-in capital	587,506	576,726
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(533,645)	(275,886)
Accumulated other comprehensive income	63,369	73,918
Total Quiksilver, Inc. stockholders’ equity	112,192	369,706
Non-controlling interest	1,955	17,952
Total equity	114,147	387,658
Total liabilities and equity	$1,325,806	$1,620,470
See Notes to Condensed Consolidated Financial Statements

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,
In thousands	2014	2013
Cash flows from operating activities:
Net loss	$(268,053)	$(61,018)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Income from discontinued operations	(30,366)	(2,473)
Depreciation and amortization	41,169	37,806
Stock-based compensation	15,810	16,195
Provision for doubtful accounts	19,834	4,310
(Gain)/loss on disposal of fixed assets	(4,899)	23
Unrealized foreign currency loss	893	621
Asset impairments	203,408	10,652
Non-cash interest expense	2,656	5,877
Equity in earnings	907	247
Deferred income taxes	(1,706)	(281)
Changes in operating assets and liabilities:
Trade accounts receivable	67,162	(5,599)
Other receivables	(3,432)	600
Inventories	(64)	(55,680)
Prepaid expenses and other current assets	(8,301)	(13,450)
Other assets	2,149	2,415
Accounts payable	(9,521)	37,003
Accrued liabilities and other long-term liabilities	(7,391)	7,090
Income taxes payable	(5,133)	(4,765)
Cash provided by/(used in) operating activities of continuing operations	15,122	(20,427)
Cash (used in)/provided by operating activities of discontinued operations	(15,337)	7,910
Net cash used in operating activities	(215)	(12,517)
Cash flows from investing activities:
Capital expenditures	(38,516)	(39,861)
Proceeds from sale of property	5,354	665
Changes in restricted cash	(23,897)	(409,167)
Cash used in investing activities of continuing operations	(57,059)	(448,363)
Cash provided by/(used in) investing activities of discontinued operations	77,052	(170)
Net cash provided by/(used in) investing activities	19,993	(448,533)
Cash flows from financing activities:
Borrowings on lines of credit	—	6,157
Payments on lines of credit	—	(22,561)
Borrowings on long-term debt	187,495	646,876
Payments on long-term debt	(171,268)	(142,121)
Payments on short-term debt	(15,223)	—
Stock option exercises and employee stock purchases	5,824	6,165
Payments of debt issuance costs	(123)	(13,087)
Cash provided by financing activities of continuing operations	6,705	481,429
Net cash provided by financing activities	6,705	481,429
Effect of exchange rate changes on cash	198	181
Net increase in cash and cash equivalents	26,681	20,560
Cash and cash equivalents, beginning of period	57,280	41,823
Cash and cash equivalents, end of period	$83,961	$62,383
Supplementary cash flow information:
Cash paid during the period for:
Interest	$51,347	$42,035
Income taxes	$13,211	$11,126
Non-cash investing activities:
Capital expenditures accrued at period end	$5,168	$6,181
Non-cash financing activities:
Debt issued for purchase of non-controlling interest	$17,388	$—
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
In November 2013, the Company sold Mervin Manufacturing, Inc., its subsidiary that manufactured snowboards and related products under the “Lib Technologies” and “GNU” brands, (“Mervin”). In January 2014, the Company sold substantially all of the assets of Hawk Designs, Inc., its subsidiary that owned and operated the “Hawk” brand, (“Hawk”). The Company’s Mervin and Hawk businesses were classified as “held for sale” as of October 31, 2013 and are presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. As of October 31, 2013, the Company had also classified Surfdome Shop, Ltd. (“Surfdome”), a multi-brand e-commerce retailer, as "held for sale" based on the Company's intent and ability to sell its majority stake in Surfdome at that time. During the second quarter of fiscal 2014, the Company decided to maintain its investment in Surfdome. As a result, the Company reclassified Surfdome back into continuing operations for all periods presented. The Company recorded an impairment charge of $15 million within continuing operations during the second quarter of fiscal 2014 to write-down Surfdome goodwill and intangible assets to their estimated fair market value (see Note 15, "Discontinued Operations"). During the third quarter of fiscal 2014, the Company recorded an additional impairment charge of $4 million within continuing operations to impair the remainder of Surfdome goodwill as part of a $182 million non-cash charge to fully impair all goodwill associated with the Company's EMEA reporting unit (see Note 7, "Intangible Assets and Goodwill"). Due to the Company's 51% ownership stake in Surfdome, 49% of these charges, or $2.0 million and $9.5 million, were allocated to "net loss/(income) attributable to non-controlling interest" in the accompanying condensed consolidated statements of operations for the third quarter and nine months ended July 31, 2014, respectively.

2.	New Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), which provides amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The effective date of ASU 2014-08 is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact, if any, that this amended guidance may have on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASU 2014-09 is effective for annual periods (and interim periods therein) beginning on or after December 15, 2016. Early adoption is not permitted. The Company is currently in the process of evaluating the impact that this amended guidance will have on its condensed consolidated financial statements and related disclosures.

In June 2014, FASB issued ASU 2014-12, Compensation - Stock Compensation, which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with fiscal year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its condensed consolidated financial statements and related disclosures.

3.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in the outdoor market of the action sports industry, in which the Company designs, markets and distributes apparel, footwear, accessories and related products. The Company currently operates in four segments: the Americas, EMEA, and APAC, each of which sells a full range of the Company’s products, as well as Corporate Operations. The Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. The EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. The APAC segment, consisting of Asia and the Pacific Rim, includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan and Indonesia. Costs that support all segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate Operations. Corporate Operations also includes sourcing income and gross profit earned from the Company’s licensees.

Information, from continuing operations, related to the Company’s operating segments is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands	2014	2013	2014	2013
Revenues, net:
Americas	$191,357	$261,191	$550,949	$670,129
EMEA	142,553	163,750	472,483	497,501
APAC	61,658	62,769	191,254	199,045
Corporate Operations	87	615	352	2,254
	$395,655	$488,325	$1,215,038	$1,368,929
Gross profit/(loss):
Americas	$76,983	$109,513	$231,065	$278,406
EMEA	79,297	97,219	261,661	283,305
APAC	35,025	32,259	105,246	103,018
Corporate Operations	(2,369)	855	(2,056)	382
	$188,936	$239,846	$595,916	$665,111
SG&A expense:
Americas	$87,311	$76,920	$262,673	$245,984
EMEA	82,803	88,863	247,596	252,600
APAC	33,498	33,838	99,504	108,765
Corporate Operations	9,062	15,101	28,367	46,319
	$212,674	$214,722	$638,140	$653,668
Asset impairments:
Americas	$338	$1,086	$4,751	$8,029
EMEA	182,226	1,066	198,657	2,623
APAC	—	—	—	—
Corporate Operations	—	—	—	—
	$182,564	$2,152	$203,408	$10,652
Operating (loss)/income:
Americas	$(10,666)	$31,507	$(36,359)	$24,393
EMEA	(185,732)	7,290	(184,592)	28,082
APAC	1,527	(1,579)	5,742	(5,747)
Corporate Operations	(11,431)	(14,246)	(30,423)	(45,937)
	$(206,302)	$22,972	$(245,632)	$791

In thousands	July 31, 2014	October 31, 2013
Identifiable assets:
Americas	$522,300	$581,021
EMEA	535,375	744,936
APAC	200,983	222,542
Corporate Operations	67,148	71,971
	$1,325,806	$1,620,470

4.	Earnings per Share and Stock-Based Compensation
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.
The table below sets forth the reconciliation of the denominator of each net loss/income per share calculation for the third quarter and nine months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands	2014	2013	2014	2013
Shares used in computing basic net loss/income per share	170,794	167,624	170,337	166,735
Dilutive effect of stock options and restricted stock(1)	—	4,200	—	—
Dilutive effect of stock warrants(1)	—	18,744	—	—
Shares used in computing diluted net loss/income per share	170,794	190,568	170,337	166,735

(1)
For the third quarter of fiscal 2014, the shares used in computing diluted net loss per share do not include 1,572,000 of dilutive stock options and shares of restricted stock, nor 14,950,000 of dilutive warrant shares, as the effect is anti-dilutive given the Company’s net loss from continuing operations. For the third quarter of fiscal 2014 and 2013, additional stock options outstanding of 5,710,000 and 5,763,000, respectively, and additional warrant shares outstanding of 10,704,000 and 6,910,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method. For the nine months ended July 31, 2014 and 2013, the shares used in computing diluted net loss per share do not include 2,922,000 and 4,016,000, respectively, of dilutive stock options and shares of restricted stock, nor 18,490,000 and 17,596,000, respectively, of dilutive warrant shares, as the effect is anti-dilutive given the Company’s net loss from continuing operations. For the nine months ended July 31, 2014 and 2013, additional stock options outstanding of 4,364,000 and 6,286,000, respectively, and additional warrant shares outstanding of 7,164,000 and 8,058,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

The Company accounts for stock-based compensation under the fair value recognition provisions of Accounting Standards Codification ("ASC") 718, “Compensation – Stock Compensation.” Stock-based compensation expense is included in selling, general and administrative expense (“SG&A”).
The Company has previously granted performance-based stock options and performance-based restricted stock units to certain key employees and executives. Vesting of these awards is contingent upon a required service period and the Company’s achievement of specified common stock price thresholds. In addition, the vesting of a portion of the performance-based stock options can be accelerated based upon the Company’s achievement of specified annual performance targets. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies of the awards, the Company used a Monte-Carlo simulation in order to determine the grant date fair values of the awards. For the nine months ended July 31, 2014 and 2013, the assumptions used in the Monte-Carlo simulations for the performance-based restricted stock units granted included a risk-free interest rate of 0.6% to 0.7% and 0.4 % to 0.8%, respectively; volatility of 52% to 63% and 59% to 89%, respectively; and a zero dividend yield. The weighted average fair value of the performance-based restricted stock units granted in the nine months ended July 31, 2014 and 2013 was $5.16 and $4.19, respectively. There were no performance-based stock options granted in the first nine months of fiscal 2014 or 2013.

Activity related to these performance-based equity instruments for the nine months ended July 31, 2014 was as follows:

	Performance Options	Performance Restricted Stock Units
Outstanding, October 31, 2013	688,000	11,675,782
Granted	—	300,000
Exercised	(12,000)	—
Canceled	(36,000)	(30,937)
Outstanding, July 31, 2014	640,000	11,944,845
As of July 31, 2014, 82,000 of the 640,000 outstanding performance-based stock options were exercisable and none of the performance-based restricted stock units were exercisable. As of July 31, 2014, the Company had unrecognized compensation expense, net of estimated forfeitures, of approximately $0.5 million related to the performance-based stock options and approximately $0.9 million related to the performance-based restricted stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 1.6 years and 0.4 years, respectively.
For non-performance-based stock options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of stock options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the first nine months of fiscal 2014 and 2013, non-performance based options granted were valued assuming a risk-free interest rate of 2.2% and 1.6%, respectively, volatility of 81% and 78%, respectively, zero dividend yield, and an expected life of 6.7 years and 7.1 years, respectively. The weighted average fair value of the grants was $5.82 and $4.77 for the first nine months of fiscal 2014 and 2013, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of July 31, 2014, the Company had approximately $2.3 million of unrecognized compensation expense for non-performance-based stock options expected to be recognized over a weighted average period of approximately 1.8 years.
Changes in shares underlying stock options, excluding performance-based stock options, for the nine months ended July 31, 2014 were as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2013	8,829,618	$4.83
Granted	275,000	8.05
Exercised	(1,024,166)	4.34		$3,928
Canceled	(975,250)	8.06
Outstanding, July 31, 2014	7,105,202	$4.57	5.3	$2,061
Options exercisable, July 31, 2014	5,802,200	$4.24	4.7	$2,061
Changes in non-vested shares underlying stock options, excluding performance-based stock options, for the nine months ended July 31, 2014 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, October 31, 2013	2,784,826	$2.95
Granted	275,000	5.82
Vested	(1,651,824)	2.24
Canceled	(105,000)	4.71
Non-vested, July 31, 2014	1,303,002	$4.28

The Company also grants restricted stock and restricted stock units under its 2013 Performance Incentive Plan. Restricted stock issued under this plan generally vests in three years while restricted stock units issued under this plan generally vest upon the Company’s achievement of a specified common stock price threshold. Changes in restricted stock for the nine months ended July 31, 2014 were as follows:

Shares
Outstanding, October 31, 2013	195,000
Granted	105,000
Vested	(95,000)
Forfeited	(30,000)
Outstanding, July 31, 2014	175,000
Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and adjusts the amortization period as appropriate. As of July 31, 2014, there had been no acceleration of amortization periods and the Company had approximately $0.7 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.6 years.

5.	Restricted Cash
The Company’s restricted cash balance as of July 31, 2014 was $24 million. Certain of the Company’s debt agreements contain restrictions on the usage of funds received from the sale of assets. The proceeds received from the Company’s disposition of its Mervin and Hawk businesses are subject to these restrictions. These restrictions generally require such cash to be used for either the repayment of indebtedness or for capital expenditures.

6.	Inventories, net
Inventories, net consisted of the following as of the dates indicated:

In thousands	July 31, 2014	October 31, 2013
Raw materials	$3,832	$4,725
Work in-process	644	680
Finished goods	341,596	348,246
	$346,072	$353,651

7.	Intangible Assets and Goodwill
Intangible assets consisted of the following as of the dates indicated:

	July 31, 2014			October 31, 2013
In thousands	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Non-amortizable trademarks	$124,129	$—	$124,129	$124,099	$—	$124,099
Amortizable trademarks	22,043	(12,581)	9,462	23,214	(11,543)	11,671
Amortizable licenses	12,577	(12,577)	—	12,749	(12,749)	—
Other amortizable intangibles	8,324	(6,288)	2,036	8,185	(5,964)	2,221
	$167,073	$(31,446)	$135,627	$168,247	$(30,256)	$137,991
The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships. These amortizable intangibles are amortized on a straight-line basis over their estimated useful lives. Certain trademarks will continue to be amortized by the Company using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for each of the nine months ended July 31, 2014 and 2013 was approximately $2 million. Annual amortization expense is estimated to be approximately $2 million per year through fiscal 2019.

The Company performs its annual goodwill impairment test during the fourth fiscal quarter. As of October 31, 2013, the fair value of each of its reporting units substantially exceeded their respective carrying values. However, certain factors may result in the need to perform an impairment test prior to the fourth fiscal quarter, including significant under-performance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, a significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit.
Based upon the Company’s assessment of these factors in connection with the preparation of the Company’s condensed consolidated financial statements for the second quarter of fiscal 2014, given the sales decline in the Company’s EMEA reporting unit for the six months ended April 30, 2014, the Company performed an interim impairment test for the EMEA reporting unit using a discounted cash flow analysis and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period annual impairment test. The results of the Company’s interim impairment evaluation indicated that the fair value of the EMEA reporting unit exceeded its carrying value by 9%. As a result, the Company concluded that the EMEA reporting unit’s goodwill was not impaired based on the interim impairment evaluation.
During the second quarter of fiscal 2014, the Company also decided to maintain its investment in Surfdome, which resulted in the reclassification of the Surfdome business from "held for sale" to "held and used." As a result of the sale process conducted during the second quarter of fiscal 2014, the Company received offers to purchase from third parties which indicated that there was an impairment in the value of Surfdome. Consequently, the Company conducted an impairment analysis using the market approach based on third party purchase offers received for Surfdome. Based upon the result of the analysis, the Company recorded a $15 million impairment charge during the second quarter of fiscal 2014 against Surfdome goodwill and intangible assets within the EMEA reporting unit. This impairment charge reduced the carrying value of Surfdome assets to their estimated fair value.
During the third quarter of fiscal 2014, the Company performed an additional interim impairment test for the EMEA reporting unit due to the significant decline in the Company's stock price and further net revenue deterioration in the EMEA wholesale channel. The results of this impairment evaluation resulted in a non-cash charge of $182 million to fully impair goodwill associated with the EMEA reporting unit.
A summary of goodwill by reporting unit, and in total, and changes in the carrying amounts, as of the dates indicated is as follows:

In thousands	Americas	EMEA	APAC	Consolidated
Gross goodwill	$75,974	$190,986	$135,752	$402,712
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at October 31, 2012	$75,974	$190,986	$6,207	$273,167
Foreign currency translation and other	(1,031)	5,598	—	4,567
Gross goodwill	74,943	196,584	135,752	407,279
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at October 31, 2013	$74,943	$196,584	$6,207	$277,734
Foreign currency translation and other	(305)	(1,503)	—	(1,808)
Gross goodwill	74,638	195,081	135,752	405,471
Accumulated impairment losses	—	(195,081)	(129,545)	(324,626)
Net goodwill at July 31, 2014	$74,638	$—	$6,207	$80,845

8.	Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of July 31, 2014, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions in each of its four operating segments due to sustained pre-tax losses. As a result of the valuation allowances recorded, no tax benefits have been recognized for losses incurred in those tax jurisdictions.
The Company’s sale of the Mervin and Hawk businesses in the first quarter of fiscal 2014 generated income tax expense of approximately $18 million within discontinued operations during the first nine months of fiscal 2014. However, as the Company does not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations. Before this tax benefit, the Company generated income tax expense in the nine months ended July 31, 2014 and 2013 due to being unable to record tax benefits against the losses in certain jurisdictions where the Company has previously recorded valuation allowances.
As of July 31, 2014, the Company’s liability for uncertain tax positions was approximately $12 million resulting from unrecognized tax benefits, excluding interest and penalties. If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $11 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods. During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $10 million to an increase of the liability of $2 million, excluding penalties and interest for its existing tax positions.

9.	Restructuring Charges
In connection with the globalization of its organizational structure and core processes, as well as its cost reduction efforts, the Company formulated and announced a multi-year profit improvement plan (the "PIP") in May 2013. The PIP covers the global operations of the Company, and as the Company continues to evaluate its structure, processes and costs, additional charges may be incurred in the future under the PIP that are not yet determined. The PIP is, in many respects, a continuation and acceleration of the Company’s Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The Company will no longer incur any charges under the 2011 Plan, but will continue to make cash payments on amounts previously accrued under the 2011 Plan. Amounts charged to expense under the PIP and 2011 Plan were primarily recorded in SG&A with smaller amounts recorded in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations.
Activity and liability balances recorded as part of the PIP and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, October 31, 2012	$5,335	$6,856	$12,191
Charged to expense	22,671	5,838	28,509
Cash payments	(15,847)	(5,163)	(21,010)
Adjustments	—	(592)	(592)
Balance, October 31, 2013	$12,159	$6,939	$19,098
Charged to expense	7,532	5,005	12,537
Cash payments	(13,936)	(2,829)	(16,765)
Balance, July 31, 2014	$5,755	$9,115	$14,870
Amounts charged to expense during the nine months ended July 31, 2014 were primarily composed of severance and separation charges for employees and athletes, as well as early lease exit costs. The majority of these charges were within the Americas and EMEA segments.
In addition to the restructuring charges noted above, the Company also recorded approximately $3 million of additional inventory reserves within COGS and approximately $2 million of additional expenses within SG&A during the nine months ended July 31, 2013, related to certain non-core brands and peripheral product categories that have been discontinued, which are not reflected in the table above.
The Company also recorded severance charges of approximately $3 million within SG&A during the nine months ended July 31, 2013 which were unrelated to the PIP or the 2011 Plan.

10.	Debt
A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

In thousands	July 31, 2014	October 31, 2013
EMEA credit facilities	$26,812	$21,594
2017 Notes	267,953	274,952
ABL Credit Facility	38,184	27,408
2018 Notes	278,775	278,612
2020 Notes	222,505	222,285
Capital lease obligations and other borrowings	6,520	6,449
Total debt	840,749	831,300
Less current portion of long-term debt	(28,406)	(23,488)
Long-term debt, net of current portion	$812,343	$807,812
As of July 31, 2014, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $216 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At July 31, 2014, the Company had a total of $65 million of direct borrowings and $57 million in letters of credit outstanding. As of July 31, 2014, the effective availability for borrowings remaining under the Company’s credit facilities was $85 million, $66 million of which could also be used for letters of credit in the United States and APAC. In addition to the $85 million of effective availability for borrowings, the Company also had $9 million in additional capacity for letters of credit in EMEA as of July 31, 2014. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is not subject to financial covenant restrictions unless remaining borrowing availability under the ABL Credit Facility was to fall below the greater of $15 million or 10.0% of total borrowing base availability.
During the second quarter of 2014, the Company paid approximately $15 million of other borrowings to the former minority interest owners of the Company's Brazil subsidiary, related to the Company's acquisition of the remaining minority interest in this subsidiary in November 2013.
The estimated fair value of the Company’s borrowings under lines of credit and long-term debt as of July 31, 2014 was $786 million, compared to a carrying value of $841 million. The fair value of the Company’s long-term debt is calculated based on the market price of the Company’s publicly traded 2020 Notes, the trading prices of the Company’s 2018 Notes and 2017 Notes (all Level 1 inputs) and the carrying values of the Company’s credit facilities due to the variable rate nature of those debt obligations.
Other Fair Value Disclosures
The carrying value of the Company’s trade accounts receivable and accounts payable approximates fair value due to their short-term nature. The fair value of fixed assets is determined using a discounted cash flow model which requires Level 3 inputs. Where any impairment charge is required, fixed assets are adjusted to the fair value as determined by the discounted cash flow analysis.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of July 31, 2014, the Company was hedging forecasted transactions expected to occur through October 2015. Assuming July 31, 2014 exchange rates remain constant, $4 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 15 months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net gains/(losses) of $0.7 million and $(2) million for the third quarters ended July 31, 2014 and 2013, respectively, and net losses of $0.4 million and $4 million for the nine months ended July 31, 2014 and 2013, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.
As of July 31, 2014, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$286,032	Aug 2014 – Oct 2015	$3,063
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

•
Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option-pricing models, discounted cash flow models and similar techniques.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets as of the dates indicated:

	Fair Value Measurements Using			Assets/(Liabilities)
In thousands	Level 1	Level 2	Level 3	At Fair Value
July 31, 2014:
Derivative assets:
Other receivables	$—	$3,746	$—	$3,746
Other assets	—	166	—	166
Derivative liabilities:
Accrued liabilities	—	(849)	—	(849)
Total fair value	$—	$3,063	$—	$3,063
October 31, 2013:
Derivative assets:
Other receivables	$—	$2,026	$—	$2,026
Other assets	—	382	—	382
Derivative liabilities:
Accrued liabilities	—	(3,313)	—	(3,313)
Total fair value	$—	$(905)	$—	$(905)

12.	Stockholders’ Equity and Non-controlling Interest
The following tables summarize the changes in equity attributable to Quiksilver, Inc. and the non-controlling interests of its consolidated subsidiaries:

	Attributable to Quiksilver, Inc.	Non- controlling Interest	Total Stockholders’ Equity
In thousands
Nine Months Ended July 31, 2014:
Balance, October 31, 2013	$369,706	$17,952	$387,658
Stock compensation expense	15,810	—	15,810
Exercise of stock options	4,501	—	4,501
Employee stock purchase plan	1,322	—	1,322
Transactions with non-controlling interest holders	(10,839)	(5,703)	(16,542)
Net loss and other comprehensive loss	(268,308)	(10,294)	(278,602)
Balance, July 31, 2014	$112,192	$1,955	$114,147
Nine Months Ended July 31, 2013:
Balance, October 31, 2012	$583,310	$18,926	$602,236
Stock compensation expense	16,195	—	16,195
Exercise of stock options	4,990	—	4,990
Employee stock purchase plan	1,175	—	1,175
Transactions with non-controlling interest holders	(44)	44	—
Net loss and other comprehensive income	(72,206)	435	(71,771)
Balance, July 31, 2013	$533,420	$19,405	$552,825
Transactions with non-controlling interest holders reflect the Company's acquisition of the remaining non-controlling interests of its Brazil and Mexico subsidiaries during the first quarter of fiscal 2014.

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
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	Derivative Instruments	Foreign Currency Adjustments	Total
In thousands
Nine Months Ended July 31, 2014:
Balance, October 31, 2013	$(4,591)	$78,509	$73,918
Net loss reclassified to COGS	(367)	—	(367)
Changes in fair value, net of tax	1,136	(11,318)	(10,182)
Balance, July 31, 2014	$(3,822)	$67,191	$63,369
Nine Months Ended July 31, 2013:
Balance, October 31, 2012	$5,756	$80,656	$86,412
Net loss reclassified to COGS	(4,420)	—	(4,420)
Net loss reclassified to foreign currency loss	(61)	—	(61)
Changes in fair value, net of tax	794	(7,066)	(6,272)
Balance, July 31, 2013	$2,069	$73,590	$75,659

15.	Discontinued Operations
One of the elements of the Company’s PIP involves divesting or exiting certain non-core businesses. In November 2013, the Company completed the sale of Mervin for $58 million. In January 2014, the Company completed the sale of substantially all of the assets of Hawk for $19 million. These transactions resulted in an after-tax gain of approximately $31 million during the first nine months of fiscal 2014, which is included in income from discontinued operations in the table below. The Company’s sale of these businesses generated income tax expense of approximately $18 million within discontinued operations during the first nine months of fiscal 2014. However, as the Company does not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations.
Mervin, Hawk and Surfdome were classified as "assets held for sale" as of October 31, 2013. In the second quarter of fiscal 2014, the Company decided to maintain its investment in Surfdome. Consequently, Surfdome was reclassified from discontinued operations into continuing operations for all periods presented. The Company recorded a $15 million impairment charge within continuing operations during the second quarter of fiscal 2014 to write-down the carrying value of Surfdome goodwill and intangible assets to their estimated fair value. During the third quarter of fiscal 2014, the Company recorded an additional impairment charge of $4 million to impair the remainder of Surfdome goodwill as part of the $182 million non-cash charge to fully impair all goodwill associated with the EMEA reporting unit (see Note 7). As a result of the Company's 51% ownership stake in Surfdome, 49% of these charges, or $9.5 million, was allocated to "net loss/(income) attributable to non-controlling interest" in the accompanying condensed consolidated statement of operations for the nine months ended July 31, 2014.

The operating results of discontinued operations for the third quarter and first nine months of fiscal 2014 and 2013 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands	2014	2013	2014	2013
Revenues, net	$—	$7,440	$1,626	$16,602
(Loss)/income before income taxes	(34)	3,072	47,874	4,022
Provision for income taxes	—	1,183	17,508	1,549
(Loss)/income from discontinued operations	$(34)	$1,889	$30,366	$2,473
There were no assets classified as held for sale at July 31, 2014. The components of major assets and liabilities held for sale at October 31, 2013 were as follows:

In thousands	October 31, 2013
Assets:
Receivables, net	$22,792
Inventories, net	9,979
Other	2,283
$35,054
Liabilities:
Accounts payable	$1,206
Accrued liabilities	3,262
Other	187
$4,655
Total assets held for sale as of October 31, 2013 by segment were as follows:

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
The Company is required to present condensed consolidating financial information for Quiksilver, Inc. and its guarantor subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations for the three and nine months ended July 31, 2014 and 2013, the financial position as of July 31, 2014 and October 31, 2013, and cash flows for the nine months ended July 31, 2014 and 2013, of

Quiksilver, Inc., QS Wholesale, Inc., the 100% owned guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The Company has applied the estimated consolidated annual effective income tax rate to both the guarantor and non-guarantor subsidiaries, adjusting for any discrete items, for interim reporting purposes. In the Company’s consolidated financial statements for the fiscal year ending October 31, 2014, management will apply the actual income tax rates to both the guarantor and non-guarantor subsidiaries. These interim tax rates may differ from the actual annual effective income tax rates for both the guarantor and non-guarantor subsidiaries.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Third Quarter Ended July 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$89,431	$98,214	$244,806	$(36,912)	$395,655
Cost of goods sold	—	57,777	69,731	116,950	(37,739)	206,719
Gross profit	116	31,654	28,483	127,856	827	188,936
Selling, general and administrative expense	5,547	45,764	24,684	136,764	(85)	212,674
Asset impairments	—	38,930	—	143,634	—	182,564
Operating loss	(5,431)	(53,040)	3,799	(152,542)	912	(206,302)
Interest expense, net	11,616	736	(3)	6,423	—	18,772
Foreign currency loss	(131)	(6)	9	(2,166)	—	(2,294)
Equity in earnings	203,169	2,469	—	—	(205,638)	—
Loss before (benefit)/provision for income taxes	(220,085)	(56,239)	3,793	(156,799)	206,550	(222,780)
(Benefit)/provision for income taxes	—	489	—	(1,125)	—	(636)
Loss from continuing operations	(220,085)	(56,728)	3,793	(155,674)	206,550	(222,144)
Loss from discontinued operations	—	—	(34)	—	—	(34)
Net loss	(220,085)	(56,728)	3,759	(155,674)	206,550	(222,178)
Net loss attributable to non-controlling interest	—	—	—	2,093	—	2,093
Net loss attributable to Quiksilver, Inc.	(220,085)	(56,728)	3,759	(153,581)	206,550	(220,085)
Other comprehensive income	(1,808)	—	—	(1,808)	1,808	(1,808)
Comprehensive loss attributable to Quiksilver, Inc.	$(221,893)	$(56,728)	$3,759	$(155,389)	$208,358	$(221,893)
Asset impairments in the "QS Wholesale Inc." column above includes a $38 million non-cash charge for the impairment of DC Shoes goodwill that resides in the QS Wholesale Inc. legal entity, but is allocated to the EMEA segment for reporting unit purposes. This charge is a component of the $182 million non-cash charge to fully impair all goodwill attributable to the EMEA reporting unit (see Note 7, “Intangible Assets and Goodwill”).

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Third Quarter Ended July 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$123,731	$153,634	$286,757	$(75,913)	$488,325
Cost of goods sold	—	73,456	101,312	129,432	(55,721)	248,479
Gross profit	116	50,275	52,322	157,325	(20,192)	239,846
Selling, general and administrative expense	11,426	30,423	34,134	146,429	(7,690)	214,722
Asset impairments	—	—	925	1,227	—	2,152
Operating (loss)/income	(11,310)	19,852	17,263	9,669	(12,502)	22,972
Interest expense, net	12,251	1,420	1	6,551	—	20,223
Foreign currency (gain)/loss	(91)	(64)	(79)	4,280	—	4,046
Equity in earnings	(25,541)	(331)	—	—	25,872	—
(Loss)/income before provision/(benefit) for income taxes	2,071	18,827	17,341	(1,162)	(38,374)	(1,297)
Provision/(benefit) for income taxes	—	(205)	(1,149)	122	—	(1,232)
Loss from continuing operations	2,071	19,032	18,490	(1,284)	(38,374)	(65)
Income from discontinued operations	—	—	1,731	52	106	1,889
Net loss	2,071	19,032	20,221	(1,232)	(38,268)	1,824
Net income attributable to non-controlling interest	—	—	—	247	—	247
Net loss attributable to Quiksilver, Inc.	2,071	19,032	20,221	(985)	(38,268)	2,071
Other comprehensive loss	(2,140)	—	—	(2,140)	2,140	(2,140)
Comprehensive loss attributable to Quiksilver, Inc.	$(69)	$19,032	$20,221	$(3,125)	$(36,128)	$(69)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Nine Months Ended July 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$348	$264,492	$276,213	$796,593	$(122,608)	$1,215,038
Cost of goods sold	193	163,397	200,313	375,817	(120,598)	619,122
Gross profit	155	101,095	75,900	420,776	(2,010)	595,916
Selling, general and administrative expense	20,950	160,868	68,579	389,739	(1,996)	638,140
Asset impairments	—	39,695	3,477	160,236	—	203,408
Operating (loss)/income	(20,795)	(99,468)	3,844	(129,199)	(14)	(245,632)
Interest expense, net	34,834	2,201	(3)	20,435	—	57,467
Foreign currency loss/(gain)	29	(9)	5	1,434	—	1,459
Equity in earnings	202,101	1,851	—	—	(203,952)	—
(Loss)/income before (benefit)/provision for income taxes	(257,759)	(103,511)	3,842	(151,068)	203,938	(304,558)
(Benefit)/provision for income taxes	—	(9,800)	(6,878)	10,539	—	(6,139)
(Loss)/income from continuing operations	(257,759)	(93,711)	10,720	(161,607)	203,938	(298,419)
Income from discontinued operations	—	19,757	10,549	60	—	30,366
Net (loss)/income	(257,759)	(73,954)	21,269	(161,547)	203,938	(268,053)
Net loss attributable to non-controlling interest	—	—	—	10,294	—	10,294
Net (loss)/income attributable to Quiksilver, Inc.	(257,759)	(73,954)	21,269	(151,253)	203,938	(257,759)
Other comprehensive loss	(10,549)	—	—	(10,549)	10,549	(10,549)
Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(268,308)	$(73,954)	$21,269	$(161,802)	$214,487	$(268,308)
Asset impairments in the QS Wholesale Inc. column above includes a $38 million non-cash charge for the impairment of DC Shoes goodwill that resides in the QS Wholesale Inc. legal entity, but is allocated to the EMEA segment for reporting unit purposes. This charge is a component of the $182 million non-cash charge to fully impair all goodwill attributable to the EMEA reporting unit (see Note 7, “Intangible Assets and Goodwill”).

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Nine Months Ended July 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$348	$317,643	$368,404	$871,248	$(188,714)	$1,368,929
Cost of goods sold	—	191,351	258,249	404,992	(150,774)	703,818
Gross profit	348	126,292	110,155	466,256	(37,940)	665,111
Selling, general and administrative expense	39,154	102,946	104,790	429,114	(22,336)	653,668
Asset impairments	—	1,646	5,602	3,404	—	10,652
Operating (loss)/income	(38,806)	21,700	(237)	33,738	(15,604)	791
Interest expense, net	26,789	4,329	—	19,955	—	51,073
Foreign currency loss	35	23	31	4,347	—	4,436
Equity in earnings	(4,599)	(1,018)	—	—	5,617	—
(Loss)/income before provision/(benefit) for income taxes	(61,031)	18,366	(268)	9,436	(21,221)	(54,718)
Provision/(benefit) for income taxes	422	(161)	(1,358)	9,870	—	8,773
(Loss)/income from continuing operations	(61,453)	18,527	1,090	(434)	(21,221)	(63,491)
Income from discontinued operations	—	—	2,270	303	(100)	2,473
Net (loss)/income	(61,453)	18,527	3,360	(131)	(21,321)	(61,018)
Net income attributable to non-controlling interest	—	—	—	(435)	—	(435)
Net (loss)/income attributable to Quiksilver, Inc.	(61,453)	18,527	3,360	(566)	(21,321)	(61,453)
Other comprehensive loss	(10,753)	—	—	(10,753)	10,753	(10,753)
Comprehensive loss attributable to Quiksilver, Inc.	$(72,206)	$18,527	$3,360	$(11,319)	$(10,568)	$(72,206)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
July 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$149	$29,571	$(2,064)	$56,305	$—	$83,961
Restricted cash	—	22,494	—	1,403	—	23,897
Trade accounts receivable, net	—	64,380	43,118	210,798	—	318,296
Other receivables	10	3,387	1,332	22,584	—	27,313
Income taxes receivable			1,683		(148)	1,535
Inventories, net	—	27,368	80,810	259,762	(21,868)	346,072
Deferred income taxes - current	—	24,624	—	6,263	(21,109)	9,778
Prepaid expenses and other current assets	1,574	6,519	3,599	18,670	—	30,362
Intercompany balances	—	163,992	—	—	(163,992)	—
Total current assets	1,733	342,335	128,478	575,785	(207,117)	841,214
Fixed assets, net	22,962	33,140	16,574	146,685	—	219,361
Intangible assets, net	5,704	43,971	1,124	84,828	—	135,627
Goodwill	—	61,982	11,089	7,774	—	80,845
Other assets	7,564	5,671	1,304	34,220	—	48,759
Deferred income taxes long-term	19,786	—	—	—	(19,786)	—
Investment in subsidiaries	747,713	4,183	—	—	(751,896)	—
Total assets	$805,462	$491,282	$158,569	$849,292	$(978,799)	$1,325,806
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,003	$40,051	$26,056	$129,768	$—	$198,878
Accrued liabilities	26,372	12,475	7,608	68,451	—	114,906
Current portion of long-term debt	—	576	—	27,830	—	28,406
Income taxes payable	—	—	—	148	(148)	—
Deferred income taxes - current	20,365	—	744	—	(21,109)	—
Intercompany balances	141,885	—	12,977	9,130	(163,992)	—
Total current liabilities	191,625	53,102	47,385	235,327	(185,249)	342,190
Long-term debt, net of current portion	501,281	21,590	—	289,472	—	812,343
Other long-term liabilities	364	5,442	7,758	19,558	—	33,122
Deferred income taxes long-term	—	41,039	2,053	698	(19,786)	24,004
Total liabilities	693,270	121,173	57,196	545,055	(205,035)	1,211,659
Stockholders’/invested equity	112,192	370,109	101,373	302,282	(773,764)	112,192
Non-controlling interest	—	—	—	1,955	—	1,955
Total liabilities and equity	$805,462	$491,282	$158,569	$849,292	$(978,799)	$1,325,806

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Nine Months Ended July 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(257,759)	$(73,954)	$21,269	$(161,547)	$203,938	$(268,053)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	(19,757)	(10,549)	(60)	—	(30,366)
Depreciation and amortization	1,848	8,046	8,194	23,081	—	41,169
Stock-based compensation	15,810	—	—	—	—	15,810
Provision for doubtful accounts	—	15,280	488	4,066	—	19,834
Asset impairments	—	39,695	3,477	160,236	—	203,408
Equity in earnings	202,101	1,851	—	907	(203,952)	907
Non-cash interest expense	1,419	749	—	488	—	2,656
Deferred income taxes	—	—	—	(1,706)	—	(1,706)
Other adjustments to reconcile net income	28	(42)	(314)	(3,678)	—	(4,006)
Changes in operating assets and liabilities:
Trade accounts receivable	—	4,331	4,624	58,207	—	67,162
Inventories	—	15,769	11,346	(27,193)	14	(64)
Intercompany	29,313	46,651	(79,642)	3,678	—	—
Other operating assets and liabilities	6,823	(20,969)	(12,774)	(4,709)	—	(31,629)
Cash (used in)/provided by operating activities of continuing operations	(417)	17,650	(53,881)	51,770	—	15,122
Cash used in operating activities of discontinued operations	—	—	(924)	(14,413)	—	(15,337)
Net cash (used in)/provided by operating activities	(417)	17,650	(54,805)	37,357	—	(215)
Cash flows from investing activities:
Proceeds from the sale of assets		94	532	4,728		5,354
Capital expenditures	(5,133)	(8,449)	(6,139)	(18,795)	—	(38,516)
Changes in restricted cash	—	(22,494)	—	(1,403)	—	(23,897)
Cash used in investing activities of continuing operations	(5,133)	(30,849)	(5,607)	(15,470)	—	(57,059)
Cash provided by investing activities of discontinued operations	—	19,000	58,052	—	—	77,052
Net cash (used in)/provided by investing activities	(5,133)	(11,849)	52,445	(15,470)	—	19,993
Cash flows from financing activities:
Borrowings on long-term debt	—	77,000	—	110,495	—	187,495
Payments on long-term debt	—	(57,000)	—	(114,268)	—	(171,268)
Payment on short-term debt	—	—	—	(15,223)	—	(15,223)
Stock option exercises and employee stock purchases	5,824	—	—	—	—	5,824
Payments of debt issuance costs	(160)	37	—	—	—	(123)
Cash provided by financing activities of continuing operations	5,664	20,037	—	(18,996)	—	6,705
Net cash provided by financing activities	5,664	20,037	—	(18,996)	—	6,705
Effect of exchange rate changes on cash	—	—	—	198	—	198
Net increase/(decrease) in cash and cash equivalents	114	25,838	(2,360)	3,089	—	26,681
Cash and cash equivalents, beginning of period	35	3,733	296	53,216	—	57,280
Cash and cash equivalents, end of period	$149	$29,571	$(2,064)	$56,305	$—	$83,961

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Nine Months Ended July 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(61,453)	$18,527	$3,360	$(131)	$(21,321)	$(61,018)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	—	(2,270)	(303)	100	(2,473)
Depreciation and amortization	1,651	8,710	4,242	23,203	—	37,806
Stock-based compensation	16,195	—	—	—	—	16,195
Provision for doubtful accounts	—	(257)	(1,379)	5,946	—	4,310
Asset impairments	—	1,646	5,602	3,404	—	10,652
Equity in earnings	(4,599)	(1,018)	—	247	5,617	247
Non-cash interest expense	4,223	1,081	—	573	—	5,877
Deferred income taxes	—	—	—	(281)	—	(281)
Other adjustments to reconcile net (loss)/income	35	—	(124)	733	—	644
Changes in operating assets and liabilities:
Trade accounts receivable	—	(4,000)	8,177	(9,776)	—	(5,599)
Inventories	—	(7,297)	(1,493)	(62,494)	15,604	(55,680)
Intercompany	(46,914)	44,762	(11,724)	13,876	—	—
Other operating assets and liabilities	6,867	341	(4,289)	25,974	—	28,893
Cash used in operating activities of continuing operations	(83,995)	62,495	102	971	—	(20,427)
Cash provided by operating activities of discontinued operations	—	—	7,219	691	—	7,910
Net cash (used in)/provided by operating activities	(83,995)	62,495	7,321	1,662	—	(12,517)
Cash flows from investing activities:
Proceeds from sale of properties	47		2	616		665
Capital expenditures	(5,374)	(3,908)	(7,083)	(23,496)	—	(39,861)
Changes in Restricted Cash	(409,167)					(409,167)
Cash used in investing activities of continuing operations	(414,494)	(3,908)	(7,081)	(22,880)	—	(448,363)
Cash used in investing activities of discontinued operations	—	—	(170)	—	—	(170)
Net cash used in investing activities	(414,494)	(3,908)	(7,251)	(22,880)	—	(448,533)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	6,157	—	6,157
Payments on lines of credit	—	—	—	(22,561)	—	(22,561)
Payments of debt issuance costs	(8,775)	(4,312)				(13,087)
Borrowings on long-term debt	500,776	59,829	—	86,271	—	646,876
Payments on long-term debt	—	(114,029)	—	(28,092)	—	(142,121)
Stock option exercises and employee stock purchases	6,165	—	—	—	—	6,165
Cash provided by financing activities of continuing operations	498,166	(58,512)	—	41,775	—	481,429
Net cash provided by financing activities	498,166	(58,512)	—	41,775	—	481,429
Effect of exchange rate changes on cash	—	—	—	181	—	181
Net (decrease)/increase in cash and cash equivalents	(323)	75	70	20,738	—	20,560
Cash and cash equivalents, beginning of period	324	1,966	(1,831)	41,364	—	41,823
Cash and cash equivalents, end of period	$1	$2,041	$(1,761)	$62,102	$—	$62,383

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
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are often, but not always, identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “outlook,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	known or anticipated trends regarding our net revenues, selling, general and administrative expenses ("SG&A"), Adjusted EBITDA and other operating results; and

•	current or future volatility in certain economies, credit markets and future market conditions; and

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and

•	our expectations regarding the implementation of our multi-year profit improvement plan.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to execute our mission and strategies;

•	our ability to achieve the financial results that we anticipate;

•	our ability to successfully implement our multi-year profit improvement plan;

•	our ability to effectively transition our supply chain and certain other business processes to global scope;

•	future expenditures for capital projects, including the ongoing implementation of our global enterprise-wide reporting system;

•	increases in production costs and raw materials and disruptions in the supply chains for these materials;

•	deterioration of global economic conditions and credit and capital markets;

•	potential non-cash asset impairment charges for goodwill, intangible assets or other fixed assets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate and interest rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations;

•	our ability to finance our operations;

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;

•	the occurrence of hostilities or catastrophic events;

•	changes in customer demand; and

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
Our products are sold in over 100 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, specialty stores, and select department stores), 658 Company-owned retail stores, licensed stores, and via our e-commerce websites. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. Our EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. Our APAC segment, consisting of Asia and the Pacific Rim, includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan and Indonesia. Royalties earned from various licensees are categorized in Corporate Operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income/(loss), and identifiable assets attributable to our operating segments, see Note 3 of our condensed consolidated financial statements included in this report. In fiscal 2013, more than 60% of our revenue was generated outside of the United States.
Multi-Year Profit Improvement Plan
We previously announced a multi-year profit improvement plan (“PIP”) designed to accelerate our three fundamental strategies of strengthening brands, growing sales and driving operational efficiencies. The PIP’s initiatives focus on prioritizing our three core brands, globalizing key functions and reducing our cost structure.
Important elements of the PIP include:

•	clarifying the positioning of our three flagship brands (Quiksilver, Roxy and DC);

•	divesting or exiting certain non-core brands;

•	globalizing product design and merchandising;

•	licensing of secondary or peripheral product categories;

•	reprioritization of marketing investments to emphasize in-store and print marketing along with digital and social media;

•	continued investment in emerging markets, retail stores and e-commerce;

•	improving sales execution;

•	optimizing our supply chain;

•	reducing product styles;

•	centralizing global responsibility for key functions, including product design, supply chain, marketing, retail stores, licensing and administrative functions; and

•	closing under-performing retail stores, reorganizing wholesale sales operations, implementing greater pricing discipline, and improving product segmentation.
We believe we have made meaningful progress on these PIP initiatives through the third quarter of fiscal 2014.
We believe we can improve our profitability through supply chain optimization, corporate overhead reductions, licensing peripheral product categories, improved pricing management, and net revenue growth. We are currently updating our PIP based upon recent difficulties within the wholesale channels of our Americas and EMEA segments. As part of updating our PIP, we will establish additional SG&A reduction objectives and allocate capital to our emerging markets, e-commerce and retail channel growth plans. We expect to provide a detailed update on our PIP with, or shortly after, the release of our fiscal 2014 full-year results.
Discontinued Operations
One of the elements of the multi-year PIP involves divesting or exiting certain non-core businesses in order to improve our focus on our three flagship brands. In November 2013, we completed the sale of Mervin Manufacturing, Inc. (“Mervin”), a manufacturer of snowboards and related products under the Lib Technologies and GNU brands, for $58 million. In January 2014, we completed the sale of substantially all of the assets of Hawk Designs, Inc. (“Hawk”), our subsidiary that owned and operated our Hawk brand, for $19 million. The sale of these businesses generated a net after-tax gain of approximately $31 million, which is included in income from discontinued operations for the nine months ended July 31, 2014. As a result, both our Mervin and Hawk businesses were classified as “held for sale” as of October 31, 2013 and are presented as discontinued operations in our condensed consolidated financial statements for all periods presented. Our sale of these businesses generated income tax expense of approximately $18 million within discontinued operations during the first nine months of fiscal 2014. However, as we do not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations. See Note 15 to our condensed consolidated financial statements, “Discontinued Operations”, for further discussion of the operating results of our discontinued businesses.
At October 31, 2013, we had also classified our equity interest in Surfdome Shop, Ltd. (“Surfdome”), a multi-brand e-commerce retailer, as "held for sale" based on the status of our negotiations to sell our majority stake in Surfdome at that time. During the second quarter of fiscal 2014, we decided to maintain our investment in Surfdome. As a result, Surfdome has been reclassified into continuing operations for all periods presented herein. As a result of the sale process conducted during the second quarter of fiscal 2014, we received third party offers to purchase Surfdome which indicated that there was an impairment in the fair value of Surfdome. We recorded a $15 million impairment in EMEA continuing operations to write-down Surfdome goodwill and intangible assets to their estimated fair market value in the second quarter of fiscal 2014. During the third quarter of fiscal 2014, we recorded an additional impairment charge of $4 million within continuing operations to impair the remainder of Surfdome goodwill as part of a $182 million non-cash charge to fully impair all goodwill associated with our EMEA reporting unit. Due to our 51% ownership stake in Surfdome, 49% of these charges, or $9.5 million were allocated to "net loss/(income) attributable to non-controlling interest" in the accompanying condensed consolidated statements of operations for the nine months ended July 31, 2014. See Note 7 to our condensed consolidated financial statements, "Intangible Assets and Goodwill", for further discussion on the impairment charge.
Known or Anticipated Trends
Based on our recent operating results and current perspective on our operating environment, we anticipate certain trends continuing to impact our operating results over the next few quarters, including:

•
Year-over-year net revenue comparisons continuing to be unfavorable. Within this trend, we expect the year-over-year net revenue comparisons to be unfavorable in our North America and Europe wholesale channels, and favorable in our emerging markets and our e-commerce channel;

•
Year-over-year SG&A comparisons being less favorable than in recent quarters due to annualizing against the expense reduction initiatives we implemented last year and to the timing of planned marketing campaigns; and

•	Fiscal 2014 Adjusted EBITDA being below fiscal 2013 results.

Results of Operations
The following table sets forth selected statement of operations and other data from continuing operations expressed as a percentage of net revenues for the third quarter and first nine months of both fiscal 2014 and 2013. The discussion of our operating results from continuing operations that follows should be read in conjunction with the table.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Statements of Operations data
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	47.8%	49.1%	49.0%	48.6%
Selling, general and administrative expense	53.8%	44.0%	52.5%	47.8%
Goodwill impairment	46.1%	—%	16.1%	—%
Asset impairments	—%	0.4%	0.7%	0.8%
Operating (loss)/income	(52.1)%	4.7%	(20.2)%	0.1%
Interest expense, net	4.7%	4.1%	4.7%	3.7%
Foreign currency (gain)/loss	(0.6)%	0.8%	0.1%	0.3%
Loss before benefit for income taxes	(56.3)%	(0.3)%	(25.1)%	(4.0)%
Other data
Adjusted EBITDA (1)	(0.4)%	8.0%	1.2%	4.4%

(1)
Adjusted EBITDA is defined as (loss)/income from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) (benefit)/provision for income taxes, (iii) depreciation and amortization, (iv) non-cash stock-based compensation expense and (v) non-cash asset impairments, including goodwill, net of non-controlling interest. For the nine months ended July 31, 2014, non-cash asset impairments reflect Quiksilver, Inc.'s 51% share of the Surfdome impairment charges. Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and the expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We remove the effect of non-cash asset impairments from Adjusted EBITDA for the same reason that we remove depreciation and amortization as it is part of the impact of our asset base. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets and certain intangible assets, the effect of non-cash stock-based compensation expense and the effect of non-cash asset impairments.

The following is a reconciliation of net (loss)/income from continuing operations attributable to Quiksilver, Inc. to Adjusted EBITDA for the third quarter and first nine months of both fiscal 2014 and 2013:

	Third Quarter Ended July 31,		Nine Months Ended July 31,
In thousands	2014	2013	2014	2013
Net (loss)/income from continuing operations attributable to Quiksilver, Inc.	$(220,051)	$182	$(288,125)	$(63,926)
(Benefit)/provision for income taxes	(636)	(1,232)	(6,139)	8,773
Interest expense, net	18,772	20,223	57,467	51,073
Depreciation and amortization	15,555	12,921	41,169	37,806
Non-cash stock-based compensation expense	4,222	4,972	15,810	16,195
Non-cash goodwill impairment	180,353	—	185,591	—
Non-cash asset impairments	180	2,152	8,327	10,652
Adjusted EBITDA	$(1,605)	$39,218	$14,100	$60,573

Third Quarter (Three Months) Ended July 31, 2014 Compared to Third Quarter (Three Months) Ended July 31, 2013

Revenues, net
Revenues, net – by Segment
The following tables present consolidated net revenues (in millions) by segment in historical currency (as reported) and constant currency (current year exchange rates) for the third quarter of fiscal 2014 and 2013:

	Three Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Americas	$191	$261	$(70)	(27)%
EMEA	143	164	(21)	(13)%
APAC	62	63	(1)	(2)%
Corporate	—	1	(1)
Total	$396	$488	$(93)	(19)%
We use constant currency measurements to better understand growth rates in our foreign operations. Constant currency measurements remove the impact of foreign currency exchange rate fluctuations from period to period. Constant currency is calculated by taking the average foreign currency exchange rate used in translation for the current period and applying that same rate to the prior period.

	Three Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Americas	$191	$259	$(68)	(26)%
EMEA	143	170	(28)	(16)%
APAC	62	61	1	1%
Corporate	—	1	(1)
Total	$396	$491	$(96)	(19)%
On an as reported basis, total net revenues for the third quarter of fiscal 2014 decreased $93 million, or 19%, to $396 million from $488 million in the comparable period of the prior year.
Net revenues in our Americas segment decreased $70 million, or 27%, on an as reported basis ($68 million, or 26% in constant currency) versus the prior year period. This net revenue decrease was primarily due to lower net revenues from our DC brand in the wholesale channel of $47 million driven by reduced clearance sales, narrowed product distribution to mid-tier wholesale customers, and the licensing of DC children's apparel. In addition, net revenues decreased in the Quiksilver and Roxy brands by

$14 million and $7 million, respectively, in the wholesale channel due to licensing of Quiksilver children's apparel, lower customer demand, and less effective order fulfillment compared to the prior year. Americas segment net revenues decreased 28% in the developed markets of North America, but increased 9% on a combined basis in the emerging markets of Brazil and Mexico.
Net revenues in our EMEA segment decreased $21 million, or 13%, on an as reported basis ($28 million, or 16%, in constant currency) versus the prior year period. This net revenue decrease was primarily due to lower revenues in the wholesale channel across all three brands driven by lower customer demand as a result of poor prior season's sell through, and less effective order fulfillment compared to the prior year. These decreases were partially offset by double-digit percentage growth in the e-commerce channel across all three brands as a result of our continuing direct-to-consumer investments in this segment. EMEA net revenues decreased most significantly in France and Germany, in excess of 20% and 30%, respectively, versus the prior year period. Net revenues increased modestly in Russia versus the prior year period.
Net revenues in our APAC segment decreased by $1 million, or 2%, on an as reported basis versus the prior year period due to unfavorable foreign currency fluctuations. In constant currency, APAC segment net revenues increased by $1 million, or 1%, versus the prior year period. Net revenue decreases in the wholesale channel were offset by increased net revenues in the retail and e-commerce channels as a result of our direct-to-consumer investments in this segment. APAC segment net revenues increased in excess of 25% in the emerging markets of South Korea, Taiwan and China. These increases were partially offset by a 5% decline in net revenues in the more developed markets of Australia/New Zealand and Japan.
Net revenues in our emerging markets, which include Brazil, Russia, Indonesia, China, Mexico, South Korea, and Taiwan, increased 4% versus the prior year period on an as reported basis (10% in constant currency). These markets are reported within their respective regional segments above.
Revenues, net – By Brand
Net revenues by brand (in millions), in both historical and constant currency, for the third quarter of fiscal 2014 and 2013 were as follows:

	Three Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Quiksilver	$143	$172	$(29)	(17)%
Roxy	119	130	(11)	(9)%
DC	109	166	(57)	(34)%
Other	25	21	5
Total	$396	$488	$(93)	(19)%

	Three Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Quiksilver	$143	$172	$(30)	(17)%
Roxy	119	131	(12)	(9)%
DC	109	166	(57)	(34)%
Other	25	22	3
Total	$396	$491	$(96)	(19)%
Quiksilver brand net revenues decreased $29 million, or 17%, on an as reported basis ($30 million, or 17%, in constant currency) versus the prior year period. This decrease was primarily due to reduced net revenues in the Americas and EMEA wholesale channels of approximately $14 million and $15 million, respectively. A portion of the decrease in Quiksilver brand net revenues ($6 million) was due to the licensing of children’s apparel.
Roxy brand net revenues decreased $11 million, or 9%, on an as reported basis ($12 million, or 9%, in constant currency) versus the prior year period. This decrease was primarily due to lower net revenues in the Americas and EMEA wholesale channels of approximately $7 million each, partially offset by increased revenues in the e-commerce and retail channels.
DC brand net revenues decreased $57 million, or 34%, both on an as reported basis and in constant currency versus the prior year period. This decrease was primarily driven by lower net revenues in the Americas and EMEA wholesale channels of $48 million and $10 million, respectively. The Americas net revenue decrease was driven by reduced clearance sales, narrowed product distribution to mid-tier wholesale customers, and the licensing of DC children’s apparel.
Revenues, net – By Channel
Net revenues by channel (in millions), in both historical and constant currency, for the third quarter of fiscal 2014 and 2013 were as follows:

	Three Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Wholesale	$238	$338	$(100)	(30)%
Retail	123	120	3	2%
E-commerce	35	31	5	15%
Total	$396	$488	$(93)	(19)%

	Three Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Wholesale	$238	$338	$(100)	(30)%
Retail	123	121	1	1%
E-commerce	35	32	3	10%
Total	$396	$491	$(96)	(19)%
Wholesale net revenues decreased $100 million, or 30%, on an as reported basis, and in constant currency, versus the prior year period. Wholesale net revenues declined across all three regional segments and all three core brands with the most significant declines in the developed markets of North America and Europe as discussed above.
Retail net revenues increased 2% on an as reported basis (1% in constant currency) versus the prior year period. Global comparable-store net revenues increased 1% during the third quarter of fiscal 2014. We operated 658 company-owned retail stores, including shop-in-shops, at July 31, 2014 compared to 632 at July 31, 2013. Almost all of the new stores are shop-in-shop configurations in the APAC segment which are smaller formats.
E-commerce net revenues increased 15% on an as reported basis (10% in constant currency) due to 17% growth in the EMEA and APAC segments, partially offset by a 9% decline in the Americas segment.
Gross Profit
Gross profit decreased to $189 million in the third quarter of fiscal 2014 from $240 million in the comparable period of the prior year. Gross margin, or gross profit as a percentage of net revenues, declined to 47.8% in the third quarter of fiscal 2014 versus 49.1% in the prior year period. This 130 basis point decrease in gross margins was primarily due to increased discounting in the wholesale channels of North America and Europe (320 basis points), partially offset by net revenue growth from our higher margin direct-to-consumer channels (160 basis points).
Gross margin by regional segment for the third quarter of fiscal 2014 and 2013 was as follows:

	Three Months Ended July 31,		Basis Point Change
	2014	2013
Americas	40.2%	41.9%	(170) bp
EMEA	55.6%	59.4%	(380) bp
APAC	56.8%	51.4%	540 bp
Consolidated	47.8%	49.1%	(130) bp

Selling, General and Administrative Expenses (“SG&A”)
SG&A for the third quarter of fiscal 2014 decreased $2 million, or 1%, to $213 million from $215 million in the comparable period of the prior year. This decrease was primarily attributable to: 1) reduced athlete and event-related spending of $5 million; 2) a gain on the sale of a building in our EMEA segment of $5 million; and 3) reduced employee compensation expenses of $4 million, largely due to reduced severance costs versus the prior year period. These decreases were partially offset by increases in print and other marketing placement expenses of $5 million, an increase in bad debt expense associated with certain independent distributor accounts of $3 million, and increased depreciation associated with the e-commerce systems of $2 million.
SG&A by segment (in millions) as reported for the third quarter of fiscal 2014 and 2013 was as follows:

	Third Quarter Ended July 31, 2014		Third Quarter Ended July 31, 2013		$ Change Increase (Decrease)	Basis Point Change
In millions		% of Net Revenues		% of Net Revenues
Americas	$87	45.6%	$77	29.4%	$10	1,620 bp
EMEA	83	58.1%	89	54.3%	(6)	380 bp
APAC	33	54.3%	34	53.9%	—	40 bp
Corporate Operations	9		15		(6)
Consolidated	$213	53.8%	$215	44.0%	$(2)	980 bp
The $10 million increase in Americas segment SG&A was primarily due to: 1) increased print and marketing placement expenses of $4 million; 2) increased bad debt expense as noted above of $3 million; and 3) increased depreciation associated with e-commerce systems of $2 million. The $6 million decrease in EMEA segment SG&A was primarily attributable to the $5 million gain on sale of a building noted above. SG&A within Corporate Operations decreased $6 million primarily due to organizational changes that have transitioned responsibility for certain costs to the regional segments.
Asset Impairments
Asset impairment charges were $183 million in the third quarter of fiscal 2014 compared to $2 million in the third quarter of fiscal 2013. Impairment charges in fiscal 2014 were due to the $182 million impairment of goodwill associated with our EMEA reporting unit. This impairment charge resulted from an interim impairment test for our EMEA reporting unit due to the significant decline in our stock price and further net revenue deterioration in the EMEA wholesale channel. Impairment charges in fiscal 2013 were primarily from certain under-performing retail stores in the Americas segment.
Non-Operating Expenses
Net interest expense for the third quarter of fiscal 2014 was $19 million compared to $20 million in the third quarter of fiscal 2013. This decrease was primarily due to decreased net borrowings under our various credit facilities.
Our foreign currency gain/loss for the third quarter of fiscal 2014 was a $2 million gain compared to a $4 million loss in the prior year period. This gain resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries.
Our income tax benefit in the third quarter of fiscal 2014 was approximately $0.6 million compared to approximately $1 million in the prior year period.
Net Loss/Income from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. for the third quarter of fiscal 2014 was $220 million, or $1.29 per share, compared to net income of $0.2 million, or $0.00 per share, in the comparable period of the prior year.
Adjusted EBITDA
Adjusted EBITDA decreased to $(1.6) million in the third quarter of fiscal 2014 compared to $39 million in the third quarter of fiscal 2013. This decrease was primarily due to the net revenue decline during the third quarter of fiscal 2014. For a definition of Adjusted EBITDA and a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (1) to the table under “Results of Operations” above.

Nine Months Ended July 31, 2014 Compared to Nine Months Ended July 31, 2013

Revenues, net
Revenues, net - by Segment
The following tables present consolidated net revenues (in millions) by segment in historical currency (as reported) and constant currency (current year exchange rates) for the first nine months of fiscal 2014 and 2013:

	Nine Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Americas	$551	$670	$(119)	(18)%
EMEA	472	498	(25)	(5)%
APAC	191	199	(8)	(4)%
Corporate	—	2	(2)
Total	$1,215	$1,369	$(154)	(11)%

	Nine Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Americas	$551	$660	$(109)	(17)%
EMEA	472	513	(40)	(8)%
APAC	191	182	10	5%
Corporate	—	2	(2)
Total	$1,215	$1,357	$(142)	(10)%
Net revenues in our Americas segment declined $119 million, or 18%, on an as reported basis ($109 million, or 17%, in constant currency) during the first nine months of fiscal 2014 compared to the prior year period. Americas net revenues declined in the wholesale channel by $110 million with $75 million of the decrease in our DC brand, $23 million in the Quiksilver brand, and $12 million in the Roxy brand. These decreases were driven by lower customer demand, decreased clearance sales, narrowed product distribution to mid-tier wholesale customers for DC, and the licensing of DC and Quiksilver children’s apparel ($11 million). These declines were focused in North America. Net revenues in the emerging markets of Brazil and Mexico increased in excess of 20%.
Net revenues in our EMEA segment declined $25 million, or 5%, on an as reported basis ($40 million, or 8%, in constant currency) during the first nine months of fiscal 2014 compared to the prior year period. Excluding the effects of foreign currency fluctuations, EMEA wholesale channel net revenues declined by $55 million with $29 million in the Quiksilver brand and $18 million in the DC brand. These decreases were primarily due to lower customer orders due to poor prior season’s sell through, less effective order fulfillment compared to the prior year, and increased returns and markdowns to aid inventory sell-through versus the prior year period. Net revenues decreased most significantly in Germany and France where net revenues declined 24% and 10%, respectively. These declines were partially offset by growth of 22% in Russia and 11% in the United Kingdom, due largely to e-commerce growth.
Net revenues in the APAC segment decreased $8 million, or 4%, on an as reported basis, but increased $10 million, or 5%, in constant currency, versus the prior year period. Excluding the effects of foreign currency fluctuations, APAC net revenues grew primarily due to increased net revenues from our Quiksilver and Roxy brands in the retail channel and increased e-commerce net revenues across all three brands. Net revenues decreased 2% in Australia, but net revenues in our APAC emerging markets, which include Indonesia, South Korea, Taiwan and China, grew in excess of 25% collectively.
Net revenues in our emerging markets, which include Brazil, Russia, Indonesia, Mexico, South Korea, Taiwan and China increased by 13% versus the prior year period (24% in constant currency). These markets are reported within their respective regional segments above.

Revenues, net - by Brand
Net revenues by brand (in millions), in both historical and constant currency, for the nine months of fiscal 2014 and 2013 were as follows:

	Nine Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Quiksilver	$473	$533	$(59)	(11)%
Roxy	357	375	(18)	(5)%
DC	315	404	(89)	(22)%
Other	69	57	12
Total	$1,215	$1,369	$(154)	(11)%

	Nine Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Quiksilver	$473	$526	$(53)	(10)%
Roxy	357	371	(13)	(4)%
DC	315	400	(85)	(21)%
Other	69	59	10
Total	$1,215	$1,357	$(142)	(10)%
Quiksilver brand net revenues decreased $59 million, or 11%, on an as reported basis ($53 million, or 10%, in constant currency) during the first nine months of fiscal 2014 compared to the prior year period. Excluding the effects of foreign currency fluctuations, this decrease was primarily due to lower net revenues in the EMEA and Americas wholesale channels of $29 million and $23 million, respectively. Wholesale channel net revenues in both the EMEA and Americas segments decreased due to lower customer orders driven by poor prior season’s sell through, and less effective order fulfillment compared to the prior year. The decrease in Americas wholesale net revenues was partially due to our licensing of children's apparel ($6 million).
Roxy brand net revenues decreased $18 million, or 5%, on an as reported basis ($13 million, or 4%, in constant currency) during the first nine months of fiscal 2014 compared to the prior year period. Excluding the effects of foreign currency fluctuations, this decrease was driven by lower net revenues in the Americas and EMEA wholesale channels of $12 million and $9 million, respectively. Wholesale channel net revenues in both the Americas and EMEA segments decreased due to lower customer orders driven by poor prior season’s sell through, and less effective order fulfillment compared to the prior year. The decrease in wholesale channel activity was partially offset by increased net revenues from retail stores and e-commerce.
DC brand net revenues decreased $89 million, or 22%, on an as reported basis ($85 million, or 21%, in constant currency) during the first nine months of fiscal 2014 versus the prior year period. Excluding the effects of foreign currency fluctuations, the DC brand net revenue decline was driven by a $75 million decrease in the Americas wholesale channel due to decreased clearance sales, narrowed product distribution to mid-tier wholesale customers, and the licensing of DC children’s apparel, and lower customer orders driven by poor prior season’s sell through.

Revenues, net - by Channel
Net revenues by channel (in millions), in both historical and constant currency, for the first nine months of fiscal 2014 and 2013 were as follows:

	Nine Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Historical Currency (as reported)	2014	2013
Wholesale	$765	$941	$(176)	(19)%
Retail	343	341	2	1%
E-commerce	107	87	20	23%
Total	$1,215	$1,369	$(154)	(11)%

	Nine Months Ended July 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
In millions Constant Currency (current year exchange rates)	2014	2013
Wholesale	$765	$930	$(165)	(18)%
Retail	343	337	6	2%
E-commerce	107	90	17	19%
Total	$1,215	$1,357	$(142)	(10)%
Wholesale net revenues decreased $176 million, or 19%, on an as reported basis($165 million, or 18%, in constant currency) in the first nine months of fiscal 2014 versus the prior year period. Wholesale net revenues declined due to lower net revenues in our Americas and EMEA segments of $110 million and $55 million, respectively, of which $95 million was from our DC brand, $55 million was from our Quiksilver brand, and $20 million was from our Roxy brand. Both the Americas and EMEA wholesale channels were unfavorably impacted by lower customer orders driven by poor prior season’s sell through, and less effective order fulfillment compared to the prior year.
Retail net revenues were slightly positive on as reported basis and increased 2% in constant currency versus the prior year period. Global retail same-store sales improved 1% for the first nine months of fiscal 2014 versus the prior year period.
E-commerce net revenues increased $20 million, or 23%, on an as reported basis ($17 million, or 19%, in constant currency) versus the prior year period. E-commerce net revenues increased $14 million in our EMEA segment as we expanded our online business across all three core brands as well as with third party brands.
Gross Profit
Gross profit decreased to $596 million in the first nine months of fiscal 2014 from $665 million in the comparable period of the prior year. Gross margin, or gross profit as a percentage of net revenues, increased to 49.0% in the first nine months of fiscal 2013 from 48.6% in the prior year period. This 40 basis point improvement in gross margin was primarily due to the segment and channel net revenue shifts toward our higher margin EMEA and APAC segments and retail and e-commerce channels versus our Americas segment and wholesale channel (120 basis points), and the gross margin benefits from licensing activities (30 basis points), partially offset by increased discounting and increased clearance activity in the wholesale channel of North America and Europe (110 basis points).
Gross margin by segment for the first nine months of fiscal 2014and 2013 was as follows:

	Nine Months Ended July 31,		Basis Point Change
	2014	2013
Americas	41.9%	41.5%	40 bp
EMEA	55.4%	56.9%	(150) bp
APAC	55.0%	51.8%	320 bp
Consolidated	49.0%	48.6%	40 bp

Selling, General and Administrative Expenses ("SG&A")
SG&A for the first nine months of fiscal 2014 decreased $16 million, or 2%, to $638 million from $654 million in the comparable period of the prior year. This decrease was primarily attributable to the expense reduction initiatives within our PIP that were implemented in the past year. SG&A reductions were primarily driven by reduced employee compensation of $18 million, reduced event, athlete and other marketing spending of $10 million, a gain on the sale of a building in our EMEA segment of $5 million, and smaller reductions across several expense categories. These decreases were partially offset by increased charges for bad debt expense of $15 million, early lease terminations of $3 million, and lesser increases across other expenses. The increase in bad debt expense was primarily due to increased reserves for doubtful accounts regarding certain specific independent distributor accounts. The increase in early lease termination expense was related to the closure of under-performing retail store locations.
SG&A by segment (in millions) as reported for the first nine months of fiscal 2014 and 2013 was as follows:

	Nine Months Ended July 31, 2014		Nine Months Ended July 31, 2013		$ Change Increase (Decrease)	Basis Point Change
In millions		% of Net Revenues		% of Net Revenues
Americas	$263	47.7%	$246	36.7%	$17	1,100 bp
EMEA	248	52.4%	253	50.8%	(5)	160 bp
APAC	100	52.0%	109	54.6%	(9)	(260) bp
Corporate Operations	28		46		(18)
Consolidated	$638	52.5%	$654	47.8%	$(16)	470 bp
The increase in Americas segment SG&A was primarily due to increased bad debt expense of $16 million associated with certain independent distributor accounts. SG&A within Corporate Operations decreased $18 million primarily due to organizational changes that have transitioned responsibility for certain costs to the regional segments.
Asset Impairments
Asset impairment charges were $203 million in the first nine months of fiscal 2014 compared to $11 million in the prior year period. Impairment charges in fiscal 2014 were primarily related to: 1) the impairment of goodwill associated with our EMEA reporting unit of $182 million; 2) the write-down of Surfdome goodwill and intangible assets to estimated fair value of $15 million during the second quarter of fiscal 2014 and 3) impairments associated with a planned restructuring of our e-commerce systems of $4 million. Impairment charges in fiscal 2013 were primarily related to certain under-performing retail stores, discontinued brands and trademarks associated with those brands.
Non-Operating Expenses
Interest expense for the first nine months of fiscal 2014 was $57 million compared to $51 million in the first nine months of fiscal 2013. This increase was primarily due to annualizing the increased net borrowings and higher interest rates associated with the refinancing of our U.S. senior notes in July 2013.
Our foreign currency loss amounted to $1 million for the first nine months of fiscal 2014 compared to $4 million in the comparable period of the prior year. The reduction in currency translation loss resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries.
Our income tax benefit for the first nine months of fiscal 2014 was $6 million compared to income tax expense of $9 million in the comparable period of the prior year. Our sale of the Mervin and Hawk businesses in the first quarter of fiscal 2014 resulted in aggregate income tax expense of approximately $18 million for the first nine months of fiscal 2014 within discontinued operations. However, as we do not expect to pay income tax after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. Before this income tax benefit, we generated income tax expense in the first nine months of both fiscal 2014 and 2013 as we recorded tax expense in certain tax jurisdictions but were unable to record tax benefits against the losses in those jurisdictions where we have previously recorded valuation allowances.
Net Loss from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. for the first nine months of fiscal 2014 was $288 million, or $1.69 per share, compared to $64 million, or $0.38 per share, in the comparable period of the prior year.

Adjusted EBITDA
Adjusted EBITDA decreased to $14 million in the first nine months of fiscal 2014 compared to $61 million in the first nine months of fiscal 2013. This decrease was primarily due to the net revenue decline during fiscal 2014, partially offset by SG&A reductions. For a definition of Adjusted EBITDA and a reconciliation of net loss attributable to Quiksilver, Inc. to Adjusted EBITDA, see footnote (1) to the table under “Results of Operations” above.
Financial Position, Capital Resources and Liquidity
The following table shows our cash, working capital and total indebtedness as of the dates indicated:

In millions	July 31, 2014	October 31, 2013	July 31, 2013
Cash and cash equivalents	$84	$57	$62
Restricted cash	24	—	409
Working capital	499	548	583
Total indebtedness	841	831	1,259
We believe that our cash flows from operations, cash on hand, and restricted cash, together with our existing credit facilities, will be adequate to fund our capital requirements for at least the next twelve months. Restricted cash at July 31, 2014 represents the remaining proceeds from our sale of the Mervin and Hawk businesses during the first quarter of fiscal 2014. Restricted cash at July 31, 2013 arose as a result of the issuance of our 2020 senior notes and 2018 senior secured notes in the third quarter of the prior year. As the repayment of our original senior notes took place subsequent to the end of our fiscal 2013 third quarter, this resulted in a temporary classification of the proceeds from the 2020 and 2018 notes as restricted cash.
Cash Flows
Net cash used by operating activities was $0.2 million in the first nine months of fiscal 2014 compared to $13 million in the comparable period of the prior year. Cash used in the operating activities of discontinued operations was $15 million in the first nine months of fiscal 2014 compared to cash provided of $8 million in the prior year period (for a discussion of the income tax impacts associated with our sale of the Mervin and Hawk businesses, refer to Note 8 to our condensed consolidated financial statements). Net cash provided by operating activities of continuing operations was $15 million in the first nine months of fiscal 2014 versus cash used of $20 million in the comparable prior year period, a $35 million improvement. Our non-cash adjustments to reconcile net loss to cash used in operating activities were $248 million in the first nine months of fiscal 2014 compared to $73 million in the prior year period, generating a $175 million add-back effect on cash flows in fiscal 2014 versus the prior year period. This net effect was primarily due to the $182 million EMEA goodwill impairment discussed above under "Asset Impairments." The Company also improved its cash generation from operating assets and liabilities, generating cash of $35 million in the first nine months of fiscal 2014 versus $32 million of cash used in the comparable prior year period. This $67 million improvement in cash provided from operating assets and liabilities was primarily driven by a $73 million year-over-year benefit from accounts receivable, which generated cash of $67 million in the first nine months of fiscal 2014 versus using cash of $6 million in the prior year period. Largely offsetting these benefits were a larger loss from continuing operations in the first nine months of fiscal 2014 ($268 million) versus the comparable prior year period ($61 million).
Net cash provided by investing activities totaled $20 million in the first nine months of fiscal 2014 compared to cash used of $449 million in the prior year period. We received cash proceeds from the sale of our Mervin and Hawk businesses of $77 million during the first quarter of fiscal 2014. The use of these proceeds is restricted by certain of our credit agreements to the repayment of indebtedness and for capital expenditures. Accordingly, the remaining proceeds from the sale at July 31, 2014 have been included with the changes in restricted cash of $24 million in the net cash used by investing activities. Capital expenditures totaled $39 million for the first nine months of each of fiscal 2014 and 2013. These investments include our ongoing enterprise-wide reporting system (SAP) and investments in company-owned stores. The $409 million change in restricted cash in fiscal 2013 includes the impact of the issuance of our 2020 senior notes and 2018 senior secured notes in the prior year. As the repayment of our original senior notes took place subsequent to the end of our fiscal 2013 third quarter, this resulted in a temporary classification of the proceeds from the notes as restricted cash in investing activities and an offsetting cash provided from borrowings on long-term debt in financing activities.
Net cash provided by financing activities totaled $7 million in the first nine months of fiscal 2014 compared to $481 million in the comparable period of the prior year. Net cash provided in fiscal 2014 was primarily due to proceeds from stock option exercises. In fiscal 2013, cash provided primarily resulted from net borrowings on our existing credit facilities, inclusive of the senior notes issuance noted above.

The net increase in cash and cash equivalents for the first nine months of fiscal 2014 was approximately $27 million compared to $21 million for the comparable prior year period.
Working Capital - Trade Accounts Receivable and Inventories
Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. Our net trade accounts receivable decreased 23% to $318 million at July 31, 2014 compared to $414 million at October 31, 2013 due to the typical seasonality of our business. Compared to July 31, 2013, our net trade accounts receivable decreased $93 million and our average days sales outstanding (“DSO”) increased 10%. The increase in DSO was driven by longer credit terms granted to certain wholesale customers, and the timing of customer payments.
Our net inventories decreased 2% to $346 million at July 31, 2014 compared to $354 million at October 31, 2013. Compared to July 31, 2013, net inventories decreased $39 million and inventory days on hand increased 8%. The decrease in net inventories were primarily due to tighter buying practices versus the comparable prior year period.
Income Taxes
As of July 31, 2014, our liability for uncertain tax positions exclusive of interest and penalties, was approximately $12 million. If our positions are favorably sustained by the relevant taxing authority, approximately $11 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.
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
Goodwill
We evaluate the recoverability of goodwill at least annually, and more often if an indicator of impairment exists, based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. We have three reporting segments under which we evaluate goodwill for impairment, the Americas, EMEA and APAC. We estimate the fair value of our reporting units using a combination of a discounted cash flow approach and market approach. Material assumptions in our test for impairment include future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. The discount rates used approximate our cost of capital. Future cash flows assume varying degrees of future growth in each reporting segment’s business. If the carrying amount exceeds fair value under the first step of our goodwill impairment test, then the second step of the impairment test is performed to measure the amount of any impairment loss.
We perform our annual goodwill impairment test during our fourth fiscal quarter. As of October 31, 2013, the fair value of each of our reporting units substantially exceeded their respective carrying values. Goodwill amounted to $75 million for the Americas, $197 million for EMEA and $6 million for APAC as of October 31, 2013. However, certain factors may result in the need to perform an impairment test prior to our fourth fiscal quarter, including significant under-performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting segment. Based upon our assessment of these factors in connection with the preparation of our financial statements for the second quarter of fiscal 2014, given the sales decline in our EMEA operating segment for the six months ended April 30, 2014, we performed an interim impairment test for the EMEA reporting segment using a discounted cash flow analysis and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period annual impairment test. The results of our interim impairment evaluation indicated that the fair value of the EMEA reporting segment exceeded its carrying value by 9%. As a result, we concluded that the EMEA reporting segment’s goodwill was not impaired based on the interim impairment evaluation.
In the second quarter of fiscal 2014, we also decided to maintain our investment in Surfdome which required us to reclassify this business from discontinued operations into continuing operations. As a result of the sale process conducted during the second quarter of fiscal 2014, we received offers to purchase from third parties which indicated that there was an impairment in the value of Surfdome. Consequently, we conducted an impairment analysis using the market approach based on the third party purchase offers we received for Surfdome. Based upon the result of this analysis, we recorded a $15 million impairment charge within the EMEA reporting segment to write-down Surfdome goodwill and intangible assets to their estimated fair value.
In the third quarter of fiscal 2014, we performed an additional interim impairment test for the EMEA reporting unit due to the significant decline in our stock price and further deterioration in the EMEA wholesale channel. The results of this impairment evaluation resulted in a non-cash charge of $182 million to fully impair goodwill associated with our EMEA reporting segment.
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
EMEA revenues decreased 13% in U.S. dollars during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 as reported in our condensed consolidated statements of operations. In local currency, EMEA revenues decreased 16% primarily as a result of a strengthening of the U.S. dollar versus the euro in comparison to the prior period.
APAC revenues decreased 2% in U.S. dollars during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 as reported in our condensed consolidated statements of operations. In local currency, APAC revenues increased 1% primarily as a result of a weaker U.S. dollar versus various currencies in APAC in comparison to the prior period.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of July 31, 2014.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except the change discussed under Change in Internal Control over Financial Reporting below.
Change in Internal Control over Financial Reporting
During the quarter ended July 31, 2014, we expanded the implementation of our enterprise resource planning (“ERP”) system into our APAC segment. The new ERP system was purchased from a leading internationally respected software provider of enterprise software solutions, SAP. The implementation of SAP represents a material change in our internal controls over financial reporting.
Management is reviewing and evaluating the design of key controls in SAP and the accuracy of the data conversion that took place during the APAC implementation, and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting. Although management believes internal controls will be maintained or enhanced by SAP, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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
At various times since May 2013, we have discussed plans, progress, status, and expectations regarding a multi-year profit improvement plan designed to improve upon our Adjusted EBITDA. The plan includes certain changes in our strategic focus, senior management, operational processes and organizational structure and calls for further supply chain optimization, reduction of corporate overhead, divestiture of certain non-core brands, licensing of certain product categories, reprioritization of marketing investments, revenue growth and improved pricing management. It may take longer than anticipated to generate the expected benefits from these changes and there can be no guarantee that these changes will result in improved operating results. If we are not successful in implementing these changes and executing the plan in a timely and efficient manner, we may not realize the benefits we expect. Additionally, as we work to globalize certain business processes, changes in existing processes may result in unforeseen issues and complications that could have an adverse impact on our results of operations and financial condition.

We may be unable to continue to generate savings in SG&A at the same pace as in recent quarters.
Over the past several quarters, we have undertaken various restructuring activities related to the implementation of our multi-year profit improvement plan, including, among other items, employee severance, discontinuation of certain product categories or brands, and facility exit costs. We believe these activities have contributed to reducing overall SG&A levels on a go forward basis. However, if we do not undertake additional restructuring activities, or decrease the pace of such restructuring activities, we will be unable to sustain further SG&A reductions in future periods, which could be perceived negatively and, as a result, our stock price could decline.
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
The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Several of our global competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as sales, marketing, strategic acquisitions and athlete endorsements. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product categories. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. Our competitors may offers sales terms and conditions that we are unwilling to match. If we fail to retain our competitive position, our sales could decline significantly which would have a material adverse impact on our results of operations, financial condition and liquidity.
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
We maintain an inventory of selected products that we anticipate will be in demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory writedowns or the sale of excess inventory at discounted or closeout prices. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

Our business could be harmed if we fail to execute our internal plans to transition our supply chain and certain other business processes to global scope.
We are in the process of transitioning our supply chain and certain other business processes to global scope. If our globalization efforts fail to produce planned efficiencies, or the transition is not managed effectively, we may experience excess inventories, inventory shortage, late deliveries, lost revenues, or increased costs. Any business disruption arising from our globalization efforts, or our failure to effectively execute our internal plans for globalization, could adversely impact our results of operations and financial condition.
Our business could be harmed if we are unable to accurately forecast demand for our products.
To ensure adequate inventory supply, we forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of customer demand may result in inventory writedowns or write-offs and the sale of excess inventory at discounted prices, which would have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to satisfy customer demand, as well as damage to our reputation and customer relationships. A failure to accurately predict the level of demand for our products could cause a decline in revenue and adversely impact our results of operations and financial condition.
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
The prices of the fabrics used to manufacture our products depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. In addition, the cost of labor at many of our third party manufacturers has been increasing significantly. The cost of logistics and transportation fluctuates in large part due to the price of oil. Any fluctuations in the cost and availability of any of our raw materials or other sourcing costs could have a material adverse effect on our gross margins and our ability to meet consumer demands.
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
In addition, the countries in which our products are manufactured or into which they are imported may, from time to time, impose new quotas, duties, tariffs, requirements as to where raw materials must be purchased, new workplace regulations or other restrictions on our imports, or otherwise adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business.
We rely on third party manufacturers and problems with, or loss of, our suppliers or raw materials could harm our business and results of operations.
Substantially all of our products are produced by independent manufacturers. We face the risk that these third party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, increases in materials and manufacturing costs or other business interruptions or failures due to deteriorating economies. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. Our business may also be harmed by material increases to our cost of goods as a result of increasing labor costs, which manufacturers have recently faced.
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
The capacity of our manufacturers to manufacture our products also is dependent, in part, upon the availability of raw materials. Our manufacturers may experience shortages of raw materials, which could result in delays in deliveries of our products by our manufacturers or increased costs to us. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries or reductions in our prices and margins, any of which could harm our financial performance and results of operations.
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

•
we have credit facilities that are subject to periodic review and renewal, and we may be unable to extend these facilities at terms favorable to us, requiring the use of cash on hand or reducing our available credit;

•
we have several unsecured short term credit facilities, and agreements to provide letters of credit, in which the related banks may elect not to continue the facility which could reduce our available borrowing capacity; and

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
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if, for any reason, we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.
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
As of July 31, 2014, we had no unionized employees, but certain French employees are represented by workers’ councils. As we have little control over union activities, we could face difficulties in the future should our workforce become unionized. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers’ councils.
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
September 5, 2014
QUIKSILVER, INC.

/s/ Richard Shields
Richard Shields
Chief Financial Officer
(Principal Financial and Accounting Officer)