Form 10-K
period 2014-10-31
QUIKSILVER INC
filed 2014-12-23
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $875 million as of April 30, 2014, the last business day of Registrant’s most recently completed second fiscal quarter.
As of December 3, 2014, there were 174,057,410 shares of the Registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 17, 2015 are incorporated by reference into Part III of this Form 10-K.

1

2

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
Quiksilver, Inc., a Delaware corporation, was incorporated in 1976 and became a publicly-traded company in 1986 (NYSE: ZQK). Our products are sold in over 115 countries through a wide range of distribution channels, including wholesale accounts (surf shops, skate shops, snow shops, sporting goods stores, discount centers, specialty stores, online retailers, and select department stores), 935 owned or licensed Company retail stores, and via our e-commerce websites. In fiscal 2014, 65% of our revenue was generated outside of the United States. Our global headquarters is in Huntington Beach, California. Our fiscal year ends on October 31 (i.e., “fiscal 2014” refers to the year ended October 31, 2014).
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
Growing sales: improving our product offerings and brand segmentation, offering channel specific product collections, extending our wholesale distribution, expanding and improving our e-commerce platform, investing in emerging markets, and increasing our network of retail stores.
Driving operational efficiencies: redesigning core processes to eliminate redundant activities, establishing global controls and monitoring over core processes, improving supply chain effectiveness, centralizing key activities into global centers of excellence, reducing global headcount in accordance with redesigned processes and global centers of excellence, implementing global IT systems and improving aggregation of data to support global processes.
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
Net revenues by brand, as a percentage of total net revenues from continuing operations, for each of the last three fiscal years were as follows:

	2014	2013	2012
Quiksilver	40%	40%	40%
Roxy	31%	28%	27%
DC	27%	30%	31%
Other brands	2%	2%	2%
Total	100%	100%	100%

Quiksilver
We have grown our Quiksilver brand from its origins in 1976 as a line of boardshorts to include a full range of apparel and accessories for men and boys inspired by surfing and boardriding sports.
Roxy
Our Roxy brand, introduced in 1991, includes a full range of apparel, footwear and accessories for young women and girls inspired by surfing, beach and boardriding sports.
DC
We have grown our DC brand, which we acquired in 2004, from its origins as a line of technical skateboarding shoes to include a full range of apparel, footwear and accessories for men, women and children inspired by skateboarding, motocross, BMX, rally car and snowboarding.
Distribution Channels
We sell our products in over 115 countries around the world through wholesale customers, our own retail stores and via e-commerce. Net revenues by distribution channel, as a percentage of total net revenues from continuing operations, for each of the last three fiscal years were as follows:

	2014	2013	2012
Wholesale	67%	71%	74%
Retail	28%	25%	23%
E-commerce	5%	4%	3%
Total	100%	100%	100%
Our wholesale revenues are spread over a large and diversified customer base. During fiscal 2014, approximately 15% of our consolidated revenues from continuing operations were from our ten largest customers, and our largest customer accounted for approximately 3% of such revenues. In the wholesale channel, our products are sold in major markets by over 300 independent sales representatives in addition to our employee sales staff. In smaller markets, we use over 150 local distributors. Our independent sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our brand image at the retail level.
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
We have licensed the right to produce and sell products using our trademarks for certain specific product categories. We may continue to license additional product categories that we believe are peripheral to our core businesses, or where we believe that a licensee would have better expertise, wider product distribution capabilities, superior supply chain capabilities, or where we believe that licensing is a better operating structure for us. For further discussion, please see "Licensing" below.
Segment Information and Geographical Sales
Our sales are globally diversified. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South, and Central America, includes net revenues generated primarily from the United States, Canada, Brazil, and Mexico. Net revenues in our Europe, Middle East and Africa segment (“EMEA”) are primarily generated from continental Europe, the United Kingdom, Russia and South Africa. Net revenues from our Asia/Pacific segment (“APAC”) are primarily generated from Australia, Japan, New Zealand, South Korea, Taiwan, and Indonesia. Net revenues in our emerging markets include Brazil, Russia, Indonesia, Mexico, South Korea, Taiwan and China. These markets are reported within their respective regional segments noted above. Royalties earned from various licensees in other international territories are categorized in Corporate Operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income/(loss), and identifiable assets from continuing operations attributable to our operating segments, see Note 2, "Segment and Geographic Information", to our consolidated financial statements.
The following table summarizes our net revenues by country, as a percentage of total net revenues from continuing operations (excluding revenues from licensees), for each of the last three fiscal years:

	2014	2013	2012
United States	35%	38%	39%
France	12%	12%	11%
Australia/New Zealand	7%	7%	8%
Spain	6%	5%	6%
Canada	5%	6%	6%
Japan	5%	5%	5%
Brazil	4%	3%	3%
Russia	3%	2%	2%
Germany	3%	3%	3%
All other countries	20%	19%	17%
Total	100%	100%	100%
We generally sell our apparel, footwear, accessories and related products to wholesale customers on a net-30 to net-90 day basis in the Americas and EMEA and on a net-10 to net-120 day or 30 day end of month basis in APAC depending on the country, product category, and whether we sell directly to retailers in the country or to a distributor. Some customers are required to pay for product upon delivery. We generally do not reimburse our customers for marketing expenses or guarantee margins to our customers. We offer consignment terms to certain accounts.
Product Categories
We offer apparel, footwear, accessories and related products within each of our core brands. Net revenues by major product group, as a percentage of total net revenues from continuing operations, for each of the last three fiscal years were as follows:

	2014	2013	2012
Apparel and accessories	75%	75%	73%
Footwear	25%	25%	27%
Total	100%	100%	100%
Typical retail selling prices of some of our primary products on a segment basis, in the segment's currencies, are as follows:

	Americas (USD)	EMEA (Euros)	APAC (AUD)
T-shirt	25	23	27
Walking short	53	47	54
Snowboard jacket	243	156	155
Skate shoe	54	57	67
Licensing Agreements
We have licensed the right to produce and sell products bearing our trademarks for certain specific product categories. We may continue to license additional product categories that we believe are peripheral to our core business, or where we believe that a licensee would have better expertise, wider product distribution capabilities, superior supply chain capabilities, or where we believe that licensing is a better operating structure for us. During fiscal 2014, we executed several licensing agreements for peripheral product categories. Pursuant to these agreements, wholesale sales for these categories either already have transitioned, or will transition, to our licensees during fiscal 2015. We plan to purchase products in these categories from our licensee for sales in our retail stores and in our own e-commerce business. In the aggregate, these licensing agreements cover product categories that generated approximately $51 million in wholesale net revenues during fiscal 2014. Royalty revenues from licensing are not expected to fully replace the wholesale net revenues we have historically generated from these product categories. However, over time, royalty revenues are anticipated to result in improved operating margins versus those achieved from producing and distributing these categories internally.
Seasonality
Our products are generally available throughout the year. Demand for certain product categories changes in different seasons of the year. Sales of shorts, short-sleeve shirts, t-shirts and swimwear are higher during the spring and summer seasons. Sales of pants, long-sleeve shirts, fleece, jackets, sweaters and technical outerwear are higher during the fall and holiday seasons. Our fiscal fourth quarter has historically been our largest in terms of net revenues due to the wholesale channel impact of our shipments to retailers in advance of the Christmas/holiday season. Net revenues from continuing operations by quarter, and the associated percentage of full fiscal year net revenues for each of the last three fiscal years, were as follows:

	2014		2013		2012
In millions		% of Net Revenues		% of Net Revenues		% of Net Revenues
1st Quarter ended January 31	$393	25%	$412	23%	$435	22%
2nd Quarter ended April 30	397	25%	447	25%	483	25%
3rd Quarter ended July 31	380	24%	475	26%	495	26%
4th Quarter ended October 31	400	26%	476	26%	529	27%
Total	$1,570	100%	$1,811	100%	$1,942	100%
Retail Concepts
We believe retail stores are an important component of our overall global growth strategy. We operate a combination of our proprietary, multi-brand Boardriders stores as well as Quiksilver, Roxy and DC brand stores that feature a broad selection of products from our core brands and, at times, a limited selection of products from other brands. The proprietary design of our stores demonstrates our history, authenticity and commitment to surfing and other boardriding sports. In addition to our core brand stores, we operate 147 factory outlet stores in which we offer specifically designed products for this channel as well as prior season products. In various territories, we also operate Quiksilver and Roxy shops primarily within larger department stores. These “shop-in-shops” require a much smaller initial investment and are typically smaller than a traditional retail store while having many of the same operational characteristics.
Total Company-owned retail stores are detailed below, by format and segment, at the end of each of the last three fiscal years:

Company Owned Stores by Format	2014	2013	2012
Full-price stores	266	276	291
Shop-in-shops	270	225	194
Factory outlets	147	130	120
Total	683	631	605

Company Owned Stores by Segment	2014	2013	2012
EMEA	296	268	271
APAC	287	263	224
Americas	100	100	110
Total	683	631	605
In addition to the Company-owned stores noted above, we also had 252 stores licensed to independent third parties in various countries as of October 31, 2014.

Future Season Orders
At the end of October 2014, our backlog totaled $365 million compared to $421 million the year before. Our backlog depends upon a number of factors and fluctuates based upon the timing of trade shows, sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates, decisions regarding brand distribution and product samples, market conditions, wholesale pricing, product quality, customer acceptance of the product line, and other factors. The timing of shipments also fluctuates from year to year based upon the production of goods, our ability to distribute our products in a timely manner, holidays and events, and customer requests for timing of product delivery. As a consequence, a comparison of backlog from season to season or year to year is not necessarily meaningful and may not be indicative of eventual shipments or forecasted revenues.
Product Design and Development
Our apparel, footwear, accessories and related products are designed to support the positioning of our brands. Creative design, innovative fabrics and quality of workmanship are emphasized. Our design and merchandising teams create seasonal product ranges for each of our brands. These design groups constantly monitor local, regional, and global fashion trends. Our global design centers in Huntington Beach, California and St. Jean de Luz, France each develop specific product categories for each of our brands globally. These global design centers share inspiration, design concepts, merchandising themes, graphics and style viewpoints that are globally consistent while reflecting local adaptations for differences in geography, culture and taste.
Production and Raw Materials
Our apparel, footwear, accessories and related products are generally sourced from a variety of suppliers principally in China, South Korea, Indonesia, India, Vietnam and other parts of the Far East and, to a lesser extent, in Mexico, Turkey, Portugal and other foreign countries. After being imported, some of these products require embellishments such as screen printing, dyeing, washing or embroidery.
During fiscal 2014, no single supplier of finished goods accounted for more than 7% of our consolidated production. Our largest raw material supplier accounted for 72% of our expenditures for raw materials during fiscal 2014, however, our raw materials expenditures comprised less than 1% of our consolidated production costs. We believe that numerous finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these suppliers. However, shortages of raw materials or labor pricing pressures can result in delays in deliveries of our products by our suppliers or in increased costs to us.
In addition to our direct sourcing model, we retain independent buying agents, primarily in China and Vietnam, to assist us in selecting and overseeing the majority of our independent third party manufacturing and sourcing of finished goods, fabrics, blanks and other products. These agents monitor duties and other trade regulations and perform some of our quality control functions.
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
Promotion and Advertising
The strength of our brands is based upon our history of developing excellent products and our active involvement in surf, skate and snow sports. We sponsor athletes who use our products in outdoor sports, such as surfing, skateboarding, snowboarding, skiing, and motocross, and produce or sponsor events that showcase these sports. Our brands have become closely identified with the lifestyle that is associated with those who are active in these sports. Accordingly, our advertising efforts are focused on presenting our products in the context of these sports and the lifestyle represented by participants in these sports.
We have relationships with leading athletes worldwide. These include Rob Dyrdek, Torah Bright, Dane Reynolds, Jeremy Flores, Nyjah Huston, and Stephanie Gilmore, among many others. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor up-and-coming professionals and amateurs. We believe that these athletes validate the quality and performance of our products, maintain an authentic connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.
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
Our brand messages are communicated through advertising, public relations, social media, editorial content and other programming in both core and mainstream media. Through various entertainment initiatives, we bring our lifestyle message to an even broader audience through television, films, social media, online video, books and co-sponsored events and products.
Trademarks and Patents
Trademarks
We own the “Quiksilver” and “Roxy” trademarks and the related "mountain and wave" and "heart" logos in virtually every country in the world in apparel, footwear and related accessory product classifications. For our DC brand, we own the trademarks “DC Shoes,” “DCSHOECOUSA,” and the related “DC Star” logo in many countries in apparel, footwear and related accessory product classifications. In addition, we maintain a portfolio of other trademarks related to both our core and non-core brands.
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
Patents
Our patent portfolio contains patents and applications primarily related to wetsuits, skate shoes, watches, boardshorts and snowboard boots.
Competition
We face competition from many global lifestyle brands and companies such as Nike, VF Corp., Kering, Vans, Reebok, North Face, Billabong, Hurley, Rip Curl, Volcom, Etnies, O'Neil, and Tom’s Shoes, as well as other regional and local brands that compete with us for market share and floor space with our wholesale customers.
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
Our retail stores and e-commerce websites also compete with the e-commerce websites of our wholesale accounts, competitive brands, and online-only competitors such as Amazon and e-Bay, globally, Zappos in the Americas, Zalando in EMEA and TaoBao in China.
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
Employees
At October 31, 2014, we had approximately 6,100 full-time equivalent employees, consisting of approximately 2,400 in the Americas, approximately 2,300 in EMEA and approximately 1,400 in APAC. None of these employees are represented by trade unions. Certain French employees are represented by workers' councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers’ councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers’ councils to be good.
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
Discontinued Operations
We have divested or exited certain non-core businesses in order to improve our focus on our three flagship brands. In November 2013, we completed the sale of Mervin Manufacturing, Inc. (“Mervin”), a manufacturer of snowboards and related products under the Lib Technologies and GNU brands, for $58 million. In January 2014, we completed the sale of substantially all of the assets of Hawk Designs, Inc. (“Hawk”), our subsidiary that owned and operated our Hawk brand, for $19 million. Both the Mervin and Hawk businesses had been classified as "held for sale" as of October 31, 2013.
Our equity interest in Surfdome Shop, Ltd. (“Surfdome”), a multi-brand e-commerce retailer, has been classified as "held for sale" as of October 31, 2014 and 2013. In December 2014, we sold our 51% ownership stake in Surfdome. At the completion of the sale, we received net proceeds of approximately $16 million, which included payments to us for all outstanding loans and trade receivables.
The results of operations of these three businesses are reflected in discontinued operations for the period presented herein. See Note 18, "Discontinued Operations" to our consolidated financial statements for further discussion of the operating results of our discontinued operations.
For additional information related to the sale of these businesses, see Item 7. "Management's Discussion and Analysis — Discontinued Operations".
Available Information
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and registration statements, and any amendments thereto, with the Securities and Exchange Commission (SEC). All such filings are available online through the SEC’s website at http://www.sec.gov or on our corporate website at http://www.quiksilverinc.com. We make available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. In addition, copies of the written charters for the committees of our board of directors, our Corporate Governance Guidelines, our Code of Ethics for Senior Financial Officers and our Code of Business Conduct and Ethics are also available on our website, and can be found under the Investor Relations-Corporate Governance links. Copies are also available in print, free of charge, by writing to Investor Relations, Quiksilver, Inc., 15202 Graham Street, Huntington Beach, California 92649. We may post amendments or waivers of our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our website. This website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

Item 1A.	RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are often, but not always, identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “outlook,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	current or future volatility in certain economies, credit markets and future market conditions; and

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and

•	our expectations regarding our level of capital expenditures in fiscal 2015; and

•	our expectations regarding the future performance of our business.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to execute our mission and strategies;

•	our ability to achieve the financial results that we anticipate;

•	our ability to improve our business performance;

•	our ability to effectively transition our supply chain and certain other business processes to global scope;

•	future expenditures for capital projects;

•	increases in production costs and raw materials and disruptions in the supply chains for these materials;

•	deterioration of global economic conditions and credit and capital markets;

•	potential non-cash asset impairment charges for goodwill, intangible assets or other fixed assets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate and interest rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations;

•	our ability to finance our operations;

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;

•	the occurrence of hostilities or catastrophic events;

•	changes in customer demand; and

•
disruptions to or breaches of our computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

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
We may not be successful in improving our results of operations or financial condition.
We have recently made significant changes in our strategic focus, senior management, operational processes, organizational structure, location of key business functions, expense structure, brand portfolio, marketing allocation, and product pricing in order to improve our performance. There can be no guarantee that these changes will result in improved operating results. Additionally, as we work to globalize certain business processes, changes in existing processes may result in unforeseen issues and complications that could have a material adverse effect on our results of operations and financial condition.
We may be unable to continue to reduce SG&A at the same pace.
We have recently undertaken various restructuring activities, including staff reductions, discontinuation of certain product categories or brands, exiting facilities, and other expense reductions. We believe these activities have contributed to reducing overall SG&A levels on a go-forward basis. However, if we do not undertake additional restructuring activities, or decrease the pace of such restructuring activities, we will be unable to sustain further SG&A reductions in future periods, which could be perceived negatively and, as a result, our stock price could decline.
Financial and competitive difficulties of our wholesale customers (independent retailers) may negatively impact our revenues and profitability.
Our wholesale business has been negatively impacted in some areas due to financial and competitive difficulties experienced by some of our independent wholesale customers. Our business may continue to be adversely impacted in the future as a result of such difficulties. Any continuation of financial and competitive difficulties for, or deterioration in the financial health of, our current or prospective wholesale customers could result in decreased sales, uncollectible receivables, increased product returns, decreased margins, or an inability to generate new business. Also, any consolidation of retail accounts, or concentration of market share in a specific area, could significantly increase our credit risk. Any or all of these factors could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, as consumers become more confident shopping online, our wholesale channel customers face increased competition from online competitors, including, but not limited to, Amazon in the Americas, Zalando in EMEA, and Taobao in China. These online competitors may have lower cost structures, higher sales volumes, wider product assortments, and faster marketing response times than some of our traditional wholesale channel customers. In addition, our smaller independent wholesale accounts may face competitive challenges from large multi-location accounts that benefit from better pricing and terms due to higher purchasing volume, larger marketing investments, higher levels of support from suppliers, and superior financial condition. Also, we have made, and plan to make, changes to our wholesale sales force structure whereby wholesale accounts generating less than a minimum annual order volume will not be serviced by a salesperson, but will instead be provided a self-service website from which they may order our products. Lastly, our plans to reduce the size of our product assortment available to wholesale customers could have the effect of reducing wholesale revenues. We have experienced, and expect to continue to experience, difficulties in expanding or maintaining our wholesale channel revenues due to these and other factors. Such difficulties in our wholesale channel could have a material adverse impact on our operating results, financial condition and stock price.
Unfavorable economic conditions could have a material adverse effect on our business, results of operations and financial condition.
Our financial performance has been, and may continue to be, negatively affected by unfavorable economic conditions. Continued or further recessionary economic conditions, or other macro economic factors, may have an adverse impact on our sales volumes, pricing levels and profitability. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel and footwear, like our products, tend to decline which may result in reduced orders from retailers for our products, order cancellations, and/or unanticipated discounts. A continuation of the general reduction in consumer discretionary spending in the domestic and international economies, as well as the impact of tight credit markets on us, our suppliers, other vendors or customers, could have a material adverse effect on our results of operations and financial condition.
The apparel, footwear and accessories industries are each highly competitive, and if we fail to compete effectively, we could lose our market position.
The apparel, footwear and accessories industries are each highly competitive. We compete against a number of domestic and international brands, manufacturers, retailers and distributors of apparel, footwear and accessories. In order to compete effectively, we must: (1) maintain the image of our brands and our reputation for authenticity in our core markets; (2) be flexible and innovative in responding to rapidly changing market demands; and (3) offer consumers a wide variety of high quality products at competitive prices.
The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Several of our global competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as sales, marketing, strategic acquisitions and athlete endorsements. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product categories. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. Our competitors may offers sales terms and conditions that we are unwilling or unable to match. If we fail to retain our competitive position, our sales could decline significantly which would have a material adverse effect on our results of operations, financial condition and liquidity.
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
We are in the process of transitioning our footwear and apparel supply chains, as well as certain other business processes, to global scope. If our globalization efforts fail to produce planned efficiencies, or the transition is not managed effectively, we may experience excess inventories, inventory shortage, late deliveries, lost revenues, or increased costs. Any business disruption arising from our globalization efforts, or our failure to effectively execute our internal plans for globalization, could adversely impact our results of operations and financial condition.
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
We source many of our products offshore because manufacturing costs, particularly labor costs, are generally less than in the U.S. Many of our competitors also source their products offshore, possibly at lower costs than ours, and they may use these cost savings to reduce prices. To remain competitive, we may be forced to adjust our prices from time to time in response to these pricing pressures. As a result, our financial performance may be negatively affected if we are forced to reduce our prices while we are unable to reduce production costs or our production costs increase and we are unable to proportionately increase our prices. Any inability on our part to effectively respond to changing prices and sourcing costs could have a material adverse effect on our results of operations, financial condition and liquidity.
Our wholesale pricing strategies may adversely impact our financial performance.
We have recently made, and may continue to make, adjustments to our wholesale prices. We believe these reductions in our wholesale pricing will result in improved in-season sell through of our products by our wholesale customers, reduced product markdowns, and reduced product returns. We believe these reductions in wholesale prices, when combined with related reductions in markdowns and returns, will not be detrimental to our gross margin. If these reductions in our wholesale prices do not result in reductions in markdowns and returns, this could have a material adverse effect on our gross margin, results of operations, financial condition and liquidity.
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

•	recessions in foreign economies;

•	fluctuations in foreign currency exchange rates;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	social, political and economic instability or hostilities;

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign tax rates;

•	tariffs, sanctions and other trade barriers; and

•	U.S. government licensing requirements for exports.
The occurrence or consequences of any of these risks may restrict our ability to operate in the affected regions and decrease the profitability of our international operations, which may harm our financial condition.
We have established, and may continue to establish, joint ventures in various foreign territories with independent third party business partners to distribute and sell Quiksilver, Roxy, DC and other branded products in such territories. In addition, we may decide to acquire the remaining portion of existing joint ventures that we do not own. These joint ventures are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our joint venture partners do not succeed in the manner that we anticipate. If our joint venture operations, or our relationships with our joint venture partners, are not successful, we could face litigation or legal costs in connection with exiting the relationship or delays in making planned changes to our operations in the applicable territories. These costs, delays, and/or investments could adversely impact our our financial condition and/or the market price of our common stock.
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
In addition, as we continue to expand our overseas operations, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure our employees and agents comply with these laws. If any of our overseas operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.
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
Substantially all of our products are produced by independent manufacturers. We face the risk that these third party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all. We also may be subject to credit reductions and other changes in our business relationships with our suppliers, vendors and customers if they perceive that we would be unable to pay our debts to them in a timely manner. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, increases in materials and manufacturing costs or other business interruptions or failures due to deteriorating economies. The failure or unwillingness of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. Our business may also be harmed by material increases to our cost of goods as a result of increasing labor costs, which manufacturers have recently faced.
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
The capacity of our manufacturers to manufacture our products also is dependent, in part, upon the availability of raw materials. Our manufacturers may experience shortages of raw materials, which could result in delays in deliveries of our products by our manufacturers or increased costs to us. Any shortage of raw materials or inability of a manufacturer to manufacture or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, or reductions in our prices and margins, any of which could harm our financial performance and results of operations.
Labor disruptions at our suppliers, manufacturers, common carriers or ports may adversely affect our business.
Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the timely and free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes or disruptions at various ports, our common carriers, or at our suppliers or manufacturers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons, and could have an adverse effect on our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation or shortages, and an adverse impact on our results of operations and financial condition.
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
We have granted performance-based equity compensation to our senior management team that have the potential to generate compensation that could be substantial to them as individuals. Certain of these grants vest upon achievement of specified common stock price thresholds and completion of the required service period. Others vest upon the achievement of specified financial targets. In some cases, there is no required post-vesting service period for the grantees. If the shares underlying such equity compensation ultimately vest, the risk of senior management turnover would be heightened and a departure of any portion of the senior management team could have an adverse impact on our operations and financial condition.
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

•	we have debt agreements with cross default provisions, wherein a default in certain agreements could result in a default in other agreements;

•
we have credit facilities that are subject to periodic review and renewal, and we may be unable to extend these facilities at terms favorable to us, requiring the use of cash on hand or reducing our available credit;

•
we have unsecured short term credit facilities, and agreements to provide letters of credit, in which the related banks may elect not to continue the facility which could reduce our available borrowing capacity; and

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
These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition, and other corporate opportunities.
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
We operate 683 retail stores, as well as various offices, showrooms, distribution centers and equipment, under non-cancelable operating leases. We have, at times, closed certain under-performing stores prior to the termination of their related lease agreements. As a result, we have incurred mutually negotiated lease termination costs with landlords. We may close additional under-performing stores, or other leased facilities, prior to the termination of their related lease agreements in the future. This could require payment to the landlord or lease holder of an early lease termination fee, or require us to continue to make lease payments through the end of the lease while we are not using the related facility. Consequently, we may incur substantial lease termination payments or facility exit expenses that could decrease our profitability, reduce our cash balances or amounts available under credit facilities, and thereby have an adverse effect on our business, financial condition, and results of operations.

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
We are in the process of implementing the SAP Apparel and Footwear Solution in addition to certain peripheral technologies as our core operational and financial system (together, “ERP”). The ongoing implementation of the ERP is a key part of our continuing efforts to manage our business more effectively by eliminating redundancies and improving our overall cost structure and margin performance. Difficulties in implementing our ERP and integrating peripheral technologies into it, including the costs of customizing and updating our ERP, could impact our ability to design, produce and ship our products on a timely basis, and thereby have an adverse effect on our business, financial condition and results of operations.

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
Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of operations and balance sheets of our international subsidiaries into U.S. dollars. We may (but generally do not) use foreign currency exchange contracts to hedge the profit and loss effects of this translation effect because such exposures are generally non-cash in nature and because accounting rules would require us to mark these contracts to fair value in the statement of operations at the end of each financial reporting period. We translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our international subsidiaries would decrease if the U.S. dollar increased in value in relation to other currencies, including but not limited to the euro, Australian dollar, Japanese yen, Brazilian real, or Russian ruble.
Future sales of our common stock, or the issuance of other equity securities, may adversely affect the market price of our common stock and the value of our senior notes.
Sales of a substantial number of shares of our common stock or other equity-related securities could depress the market price of our common stock, senior notes, or both. We cannot predict the effect that future sales of our common stock or other equity-related securities, including the exercise and/or sale of the equity securities held by entities affiliated with Rhône Capital LLC, would have on the market price of our common stock or the value of our senior notes.
Actions by our licensee partners could adversely impact our brand reputation and business.
We have licensed certain product categories to third party licensees which have the right to design, source, and sell certain products bearing our trademarks. We anticipate that the product royalties from these licensing agreements could improve the profitability of these categories relative to operating these categories ourselves, as we believe that our licensee partners have better expertise, wider product distribution capabilities, or superior supply chain capabilities. Failure of our licensees to source quality products, execute business plans, or comply with laws, regulations, or other standards could harm the reputation of our brands and result in a failure to achieve expected royalty income and related profitability and thereby have an adverse effect on our business, financial condition, and results of operations.
Employment related matters may affect our profitability.
As of October 31, 2014, we had no unionized employees, but certain French employees are represented by workers’ councils. As we have little control over union activities, we could face difficulties in the future should our workforce become unionized.

There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers’ councils.
We employ staff in jurisdictions where regulations or business practices dictate that we provide employees with offer notification periods or severance payments in connection with the termination of their employment with us which are significantly in excess of those traditionally provided in the United States. Consequently, our costs to terminate employees may be greater than the costs of other companies that do not employ significant numbers of employees in these jurisdictions.
The effects of war, acts of terrorism, natural disasters or other unforeseen wide-scale events could have a material adverse effect on our operating results and financial condition.
The continued threat of terrorism, and associated heightened security measures and military actions in response to acts of terrorism, has disrupted commerce and has intensified uncertainties in the U.S. and international economies. Any further acts of terrorism, escalated hostilities, a future war, or a widespread natural or other disaster may disrupt commerce, undermine consumer confidence and lead to a further downturn in the U.S. or international economies, which could negatively impact our revenues. Furthermore, an act of terrorism, war or the implementation of trade sanctions, or the threat thereof, or any natural or other disaster that results in unforeseen interruptions of commerce could negatively impact our business by interfering with our ability to obtain products from our manufacturers.
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
If our goodwill, other intangible assets, or other fixed assets become impaired, we may be required to record significant non-cash charges to our earnings.
We may be required to record impairments of goodwill to the extent the fair value of any of our reporting units becomes less than its carrying value. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates, gross profit performance, and other assumptions used to estimate goodwill recoverability, future reductions in our expected cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on our results of operations and financial condition.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of October 31, 2014, our principal facilities in excess of 40,000 square feet were as follows:

Location	Principal Use	Square Footage	Lease Expiration
Huntington Beach, CA	Offices	223,000	2034	*
Huntington Beach, CA	Offices	120,000	2024
Mira Loma, CA	Distribution center	683,000	2027	*
Huntington Beach, CA	Offices	102,000	2024
St. Jean de Luz, France	Offices	151,000	N/A	**
St. Jean de Luz, France	Distribution center	127,000	N/A	**
St. Jean de Luz, France	Offices	67,000	2021	*
Rives, France	Distribution center	206,000	2016
Torquay, Australia	Offices	54,000	2024	*
Geelong, Australia	Distribution center	81,000	2038	*
Geelong, Australia	Distribution center	134,000	2039	*

*	Includes extension periods exercisable at our option.
**	These locations are owned.
As of October 31, 2014, we operated 100 retail stores in the Americas, 296 retail stores in EMEA, and 287 retail stores in APAC on leased premises. The leases for our facilities, including retail stores, required aggregate annual rentals of approximately $119 million in fiscal 2014. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. We believe that our corporate, distribution and retail leased facilities are suitable and adequate to meet our current needs.

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

	2014		2013
	High	Low	High	Low
4th Quarter ended October 31	$3.35	$1.40	$8.55	$4.81
3rd Quarter ended July 31	6.89	2.89	8.13	5.74
2nd Quarter ended April 30	8.27	6.14	6.83	5.65
1st Quarter ended January 31	9.28	6.90	6.67	3.20
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
On December 3, 2014, there were 859 holders of record of our common stock and an estimated 35,314 beneficial stockholders.
Performance Graph
The following graph compares from November 1, 2009 to October 31, 2014 the yearly percentage change in Quiksilver Inc.'s cumulative total stockholder return on its common stock with the cumulative total return of (i) the NYSE Market Index and (ii) a group of peer companies that in our judgment manufacture and sell products similar to those that we manufacture and sell. The yearly percentage change has been measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of the stock at the end and the beginning of the measurement period; by (ii) the stock price at the beginning of the measurement period. The historical stock performance shown on the graph is not intended to, and may not be, indicative of future stock performance.
The performance graph below is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201 (e) of Regulation S-K, and is not being filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Comparison of 5-Year Cumulative Total Return
Among Quiksilver, Inc.,
NYSE Market Index & Peer Group Index
Assumes $100 invested on November 1, 2009
Assumes Dividends Reinvested
Fiscal Year Ended October 31, 2014

	2009	2010	2011	2012	2013	2014
Quiksilver Inc.	$100.00	$209.55	$168.35	$160.81	$418.10	$87.94
NYSE Market Index	$100.00	$114.54	$118.38	$132.41	$165.64	$183.99
Peer Group Index	$100.00	$134.52	$190.73	$197.24	$233.44	$237.29
The following public companies were used in the graph above to represent the Peer Group:
Coach, Inc.
Columbia Sportswear Co
Guess, Inc.
Hampshire Group Ltd
Jones Group, Inc
Fifth & Pacific Companies, Inc
Oxford Industries, Inc
Phillips-Van Heusen Corp
Polo Ralph Lauren Corp
VF Corp

Item 6.	SELECTED FINANCIAL DATA
The statements of operations and balance sheet data shown below were derived from our audited consolidated financial statements for the periods presented. See Note 18, “Discontinued Operations”, to our consolidated financial statements for a discussion of the operating results of our discontinued businesses. This selected financial data should be read together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended October 31,
Amounts in thousands, except ratios and per share data	2014 (1) (2)	2013 (1) (2)	2012 (1) (2)	2011 (1) (2)	2010 (1) (2)
Statements of Operations Data
Revenues, net	$1,570,399	$1,810,570	$1,941,849	$1,916,327	$1,806,315
(Loss)/income before provision for income taxes	(332,120)	(73,191)	(13,341)	(42,501)	5,489
Loss from continuing operations(3)	(327,434)	(238,766)	(18,019)	(27,421)	(17,489)
Income from discontinued operations(3)	18,057	6,201	7,263	6,163	7,805
Net loss(3)	(309,377)	(232,565)	(10,756)	(21,258)	(9,684)
Loss per share from continuing operations(3)	(1.92)	(1.43)	(0.11)	(0.17)	(0.13)
Income per share from discontinued operations(3)	0.11	0.04	0.04	0.04	0.06
Net loss per share(3)	(1.81)	(1.39)	(0.07)	(0.13)	(0.07)
Loss per share from continuing operations, assuming dilution(3)	(1.92)	(1.43)	(0.11)	(0.17)	(0.13)
Income per share from discontinued operations, assuming dilution(3)	0.11	0.04	0.04	0.04	0.06
Net loss per share, assuming dilution(3)	(1.81)	(1.39)	(0.07)	(0.13)	(0.07)
Weighted average common shares outstanding(4)	170,492	167,255	164,245	162,430	135,334
Weighted average common shares outstanding, assuming dilution(4)	170,492	167,255	164,245	162,430	135,334
Balance Sheet Data
Total assets	$1,256,664	$1,620,470	$1,718,240	$1,764,223	$1,696,121
Working capital	394,296	548,216	549,253	581,361	537,439
Lines of credit	32,929	—	18,147	18,335	22,586
Long-term debt	795,661	831,300	739,822	729,351	706,187
Stockholders’ equity(3)	56,030	369,706	583,310	610,098	610,368

(1)
Fiscal 2014, 2013, 2012, 2011 and 2010 include asset impairments of $11 million, $12 million, $7 million, $12 million, and $12 million, respectively. Fiscal 2014 and 2011 also include goodwill impairments of $178 million in EMEA and $74 million in APAC, respectively.

(2)
All fiscal years reflect the operations of Mervin and Hawk as discontinued operations. Fiscal 2010 also reflects the operations of Rossignol and Cleveland Golf as discontinued operations. Fiscal 2014, 2013 and 2012 reflect the operations of Surfdome as discontinued operations.

(3)	Attributable to Quiksilver, Inc.

(4)
The significant increase in weighted average common shares outstanding and weighted average common shares outstanding, assuming dilution from fiscal 2010 to fiscal 2011 is primarily due to the debt-for-equity exchange that occurred in August 2010, in which we exchanged $140 million of outstanding debt for 31.1 million shares, which represents an exchange price of $4.50 per share.

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
Overview
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. We reincorporated in Delaware and went public in 1986 and, in subsequent years, acquired the worldwide licenses and trademarks that created the global company that we are today. Our business is rooted in the strong heritage and authenticity of our core brands, Quiksilver, Roxy and DC, each of which caters to the casual, outdoor lifestyle associated with surfing, skateboarding, snowboarding, BMX and motocross, among other activities. Today, our products are sold in over 115 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, sporting goods stores, discount centers, specialty stores, select department stores, and licensed stores), 683 Company-owned retail stores, and via our e-commerce websites. We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South, and Central America, includes revenues primarily from the United States, Canada, Brazil, and Mexico. Our EMEA segment, consisting of Europe, the Middle East, and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. Our APAC segment, consisting of Australia, New Zealand, and Pacific Rim markets, includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan, and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations along with revenues from sourcing services for our licensees. For information regarding the operating income and identifiable assets attributed to our operating segments, see Note 2, "Segment and Geographic Information", to our consolidated financial statements.
Discontinued Operations
In order to improve our focus on the operations and development of our three core brands (Quiksilver, Roxy and DC), we have divested certain non-core businesses. In November 2013, we completed the sale of our Mervin business for $58 million. In January 2014, we completed the sale of substantially all of the assets of our Hawk business for $19 million. The sale of these businesses generated a net after-tax gain of approximately $30 million, which is included in income from discontinued operations for fiscal 2014. In December 2014, we sold our 51% ownership stake in Surfdome. At the completion of the sale, we received net proceeds of approximately $16 million, which included payments to us from Surfdome for all outstanding loans and trade receivables. During fiscal 2014, we recorded non-cash impairment charges totaling $21 million in discontinued operations to write-down Surfdome goodwill, intangible assets and other long-term assets to their estimated fair market value. Our sale of the Mervin and Hawk businesses generated income tax expense of approximately $19 million during fiscal 2014. However, as we do not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. The operations of Surfdome generated a tax benefit of approximately $3 million.

The Mervin, Hawk and Surfdome businesses are presented as discontinued operations in our consolidated financial statements for all periods presented. See Note 7 to our consolidated financial statements, "Intangible Assets and Goodwill", for further discussion on the impairment charges. See Note 18, “Discontinued Operations”, to our consolidated financial statements for further discussion of the operating results of our discontinued businesses.

Results of Operations
The following table sets forth selected statement of operations data and other data from continuing operations expressed as a percentage of net revenues for the fiscal years indicated. The discussion of our operating results from continuing operations that follows should be read in conjunction with the table.

	Year Ended October 31,
	2014	2013	2012
Statements of Operations Data
Revenues, net	100.0%	100.0%	100.0%
Gross profit	48.6%	48.2%	48.5%
Selling, general and administrative expense	52.7%	47.4%	45.7%
Goodwill impairment	11.3%	—%	—%
Asset impairments	0.7%	0.7%	0.4%
Operating (loss)/income	(16.1)%	0.1%	2.4%
Interest expense, net	4.8%	3.9%	3.1%
Foreign currency loss/(gain)	0.2%	0.3%	(0.1)%
Loss before (benefit)/provision for income taxes	(21.1)%	(4.0)%	(0.7)%
Fiscal 2014 Compared to Fiscal 2013
Revenues, net
Reconciliation of GAAP Results to Non-GAAP Measures
In order to provide additional information regarding comparable growth rates in our regional operating segments, brands, distribution channels and product groups, we make reference to net revenues on a "constant currency continuing category" basis, which is a non-GAAP measure. Our use of this non-GAAP measure is not intended to be a replacement of net revenues reported on a GAAP basis and readers should not ignore our GAAP-based net revenue results. We believe constant currency continuing category reporting provides additional perspective into the changes in our net revenues, as it adjusts for the effect of changing foreign currency exchange rates from period to period and the net revenue impact from product categories that have been transitioned to a third-party licensing model. Constant currency is calculated by taking the average foreign currency exchange rate for the current period and applying that same rate to the comparable prior year period. Continuing category impacts are determined by removing the comparable prior period wholesale channel net revenues generated from product categories which are now licensed, as well as the current period licensing net revenues generated from those same product categories. Because there was no net revenue impact from transitioning product categories to a third-party licensing model in fiscal 2013, our net revenue comparisons of fiscal 2013 to fiscal 2012 include only constant currency non-GAAP measures.

The following tables present net revenues from continuing operations by segment, brand, channel and product group on an as reported (GAAP) basis, and on a constant currency continuing category (non-GAAP) basis, for the fiscal years ended October 31, 2014 and 2013:

Revenues, net by Segment

Net revenues by segment, in both historical and on a constant currency continuing category basis, for fiscal 2014 and 2013 were as follows:

In $millions	Americas	EMEA	APAC	Corporate	Total
Fiscal 2014
Net revenues as reported	$723	$584	$262	$1	$1,570
Less licensing revenue from licensed product categories	(5)	—	—	—	(5)
Constant currency continuing category net revenues	$718	$584	$262	$1	$1,565

Fiscal 2013
Net revenues as reported	$893	$632	$282	$4	$1,811
Impact of fiscal 2014 foreign exchange rates	(13)	5	(21)	—	(29)
Less wholesale net revenues from licensed product categories	(27)	—	—	—	(27)
Constant currency continuing category net revenues	$853	$637	$261	$4	$1,754

Change in net revenues as reported ($)	$(170)	$(48)	$(20)	$(3)	$(241)
Change in net revenues as reported (%)	(19)%	(8)%	(7)%	(77)%	(13)%
Change in constant currency continuing category net revenues ($)	$(135)	$(53)	$1	$(3)	$(189)
Change in constant currency continuing category net revenues (%)	(16)%	(8)%	1%	(77)%	(11)%
Net revenues in our Americas segment decreased $170 million, or 19%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $13 million of this decrease. In addition, our licensing of peripheral product categories contributed $27 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $135 million, or 16%, primarily due to a decrease of $126 million in the wholesale channel, most significantly in the DC brand, with our Quiksilver and Roxy brands also generating decreased sales. These declines were focused in North America. On a constant currency continuing category basis, net revenues in the emerging markets of Brazil and Mexico increased by a combined 6% on an as reported basis (13% in constant currency).
Net revenues in our EMEA segment decreased $48 million, or 8%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $5 million of this decrease. Our licensing of peripheral product categories did not affect the EMEA region. Net revenues on a constant currency continuing category basis decreased by $53 million, or 8%, primarily due to a decrease of $57 million in the wholesale channel, primarily in the Quiksilver and DC brands, with our Roxy brand also generating decreased sales. On a constant currency continuing category basis, net revenues decreased most significantly in Germany and France where net revenues declined 23% and 7%, respectively, on an as reported basis. These declines were partially offset by growth of 5% in Russia (18% in constant currency).
Net revenues in our APAC segment decreased $20 million, or 7%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $21 million of this decrease. Our licensing of peripheral product categories did not affect the APAC region. Net revenues on a constant currency continuing category basis increased by $2 million, or 1%, due to increased sales in the retail ($10 million) and e-commerce ($4 million) channels, partially offset by a decrease of $12 million in the wholesale channel across all three brands. Net revenues decreased 12% in Australia on an as reported basis (6% in constant currency), but net revenues in our APAC emerging markets, which include Indonesia, South Korea, Taiwan and China, grew 5% collectively (14% in constant currency).
Net revenues in our emerging markets as a whole, which include Brazil, Russia, Indonesia, Mexico, South Korea, Taiwan and China increased 5% during fiscal 2014 compared to fiscal 2013 (14% on a constant currency continuing category basis). These markets are reported within their respective regional segments above.

Revenues, net By Brand

Net revenues by brand, in both historical and on a constant currency continuing category basis, for fiscal 2014 and 2013 were as follows:

In $millions	Quiksilver	Roxy	DC	Other	Total
Fiscal 2014
Net revenues as reported	$628	$480	$427	$35	$1,570
Less licensing revenue from licensed product categories	(3)	—	(2)	—	(5)
Constant currency continuing category net revenues	$625	$480	$425	$35	$1,565

Fiscal 2013
Net revenues as reported	$721	$511	$542	$36	$1,811
Impact of fiscal 2014 foreign exchange rates	(12)	(9)	(8)	—	(29)
Less wholesale net revenues from licensed product categories	(16)	—	(11)	—	(27)
Constant currency continuing category net revenues	$693	$502	$523	$36	$1,754

Change in net revenues as reported ($)	$(93)	$(31)	$(115)	$(1)	$(241)
Change in net revenues as reported (%)	(13)%	(6)%	(21)%	(2)%	(13)%
Change in constant currency continuing category net revenues ($)	$(68)	$(22)	$(98)	$(1)	$(189)
Change in constant currency continuing category net revenues (%)	(10)%	(4)%	(19)%	(1)%	(11)%
Quiksilver brand net revenues decreased $93 million, or 13%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $12 million of this decrease. Our licensing of peripheral product categories contributed $17 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $68 million, or 10%, primarily due to lower net revenues in the EMEA and Americas wholesale channels of $34 million and $25 million, respectively. Wholesale channel net revenues in both the EMEA and Americas segments decreased primarily due to lower customer orders driven by poor prior seasons' sell through, and less effective order fulfillment compared to the prior year.
Roxy brand net revenues decreased $31 million, or 6%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $9 million of this decrease. Our licensing of peripheral product categories did not affect the Roxy brand. Net revenues on a constant currency continuing category basis decreased $22 million, or 4%, primarily due to lower net revenues in the Americas and EMEA wholesale channels of $16 million and $6 million, respectively. Wholesale channel net revenues in both the Americas and EMEA segments decreased primarily due to lower customer orders driven by poor prior seasons' sell through, and less effective order fulfillment compared to the prior year. The decrease in wholesale channel net revenues was partially offset by increased net revenues from our retail and e-commerce channels.
DC brand net revenues decreased $115 million, or 21%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $8 million of this decrease. Our licensing of peripheral product categories contributed $10 million of this decrease. Net revenues on a constant currency continuing category basis decreased $98 million, or 19%, primarily due to a $85 million decline in the Americas wholesale channel driven by decreased clearance sales, narrowed product distribution to mid-tier wholesale customers, and lower customer orders driven by poor prior seasons' sell through.

Revenues, net By Channel

Net revenues by channel, in both historical and on a constant currency continuing category basis, for fiscal 2014 and 2013 were as follows:

In $millions	Wholesale	Retail	E-com	Licensing	Total
Fiscal 2014
Net revenues as reported	$1,038	$445	$77	$10	$1,570
Less licensing revenue from licensed product categories	—	—	—	(5)	(5)
Constant currency continuing category net revenues	$1,038	$445	$77	$5	$1,565

Fiscal 2013
Net revenues as reported	$1,286	$447	$69	$8	$1,811
Impact of fiscal 2014 foreign exchange rates	(22)	(7)	—	—	(29)
Less wholesale net revenues from licensed product categories	(27)	—	—	—	(27)
Constant currency continuing category net revenues	$1,237	$440	$69	$8	$1,754

Change in net revenues as reported ($)	$(248)	$(2)	$8	$2	$(241)
Change in net revenues as reported (%)	(19)%	—%	(12)%	29%	(13)%
Change in constant currency continuing category net revenues ($)	$(199)	$5	$8	$(3)	$(189)
Change in constant currency continuing category net revenues (%)	(16)%	1%	12%	(42)%	(11)%
Wholesale net revenues decreased $248 million, or 19%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $22 million of this decrease. Our licensing of peripheral product categories contributed $27 million to this decrease. On a constant currency continuing category basis, wholesale net revenues decreased $199 million, or 16%, primarily due to lower net revenues in our Americas and EMEA segments of $126 million and $57 million, respectively, of which $85 million was from our DC brand, $25 million was from our Quiksilver brand, and $16 million was from our Roxy brand. Both the Americas and EMEA wholesale channels were unfavorably impacted by lower customer orders driven by poor prior season’s sell through, and less effective order fulfillment compared to the prior year.
Retail net revenues decreased $2 million, or less than 1%, on as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $7 million towards this decrease. Our licensing of peripheral product categories did not affect the retail channel. On a constant currency continuing category basis, retail net revenues increased $5 million, or 1%. Global retail same-store sales were flat for fiscal 2014. We ended fiscal 2014 with 683 total retail stores compared to 631 at the end of fiscal 2013.
E-commerce net revenues increased $8 million, or 12%, on both an as reported basis and a constant currency basis during fiscal 2014 versus the prior year. Our licensing of peripheral product categories did not affect the e-commerce channel. E-commerce net revenues increased in our EMEA and APAC segments by $6 million and $3 million, respectively, as we expanded our online business across all three core brands.

Revenues, net By Product Group

Net revenues by product group, in both historical and on a constant currency continuing category basis, for fiscal 2014 and 2013 were as follows:

	Apparel and Accessories
In $millions		Footwear	Total
Fiscal 2014
Net revenues as reported	$1,173	$397	$1,570
Less licensing revenue from licensed product categories	(5)	—	(5)
Constant currency continuing category net revenues	$1,168	$397	$1,565

Fiscal 2013
Net revenues as reported	$1,354	$457	$1,811
Impact of fiscal 2014 foreign exchange rates	(24)	(5)	(29)
Less wholesale net revenues from licensed product categories	(27)	—	(27)
Constant currency continuing category net revenues	$1,303	$452	$1,754

Change in net revenues as reported ($)	$(181)	$(60)	$(241)
Change in net revenues as reported (%)	(13)%	(13)%	(13)%
Change in constant currency continuing category net revenues ($)	(135)	(55)	(189)
Change in constant currency continuing category net revenues (%)	(10)%	(12)%	(11)%

Apparel and accessories net revenues decreased $181 million, or 13%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $24 million of this decrease. Our licensing of peripheral product categories contributed $27 million of this decrease. On a constant currency continuing category basis, net revenues decreased $134 million, or 10%, primarily due to net revenue declines in the wholesale channel and DC brand.

Footwear net revenues decreased $60 million, or 13%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $5 million of this decrease. Our licensing of peripheral product categories did not affect our footwear product group. On a constant currency continuing category basis, net revenues decreased $55 million, or 12%, primarily due to net revenue declines in the DC brand and wholesale channel.
Gross Profit
Gross profit decreased to $763 million in fiscal 2014 from $872 million in fiscal 2013. Gross margin, or gross profit as a percentage of net revenues, increased to 48.6% in fiscal 2014 from 48.2% in the prior fiscal year. This 40 basis point improvement in gross margin was primarily due to the segment and channel net revenue shifts toward our higher margin EMEA and APAC segments, and retail and e-commerce channels versus our Americas segment and wholesale channel.
Gross margin by segment for fiscal 2014 and 2013 was as follows:

			Basis Point Change Increase (Decrease)
	Year Ended October 31,
	2014	2013
Americas	41.3%	41.5%	(20) bp
EMEA	55.6%	56.7%	(110) bp
APAC	54.6%	51.0%	360 bp
Consolidated	48.6%	48.2%	40 bp
Selling, General and Administrative Expense ("SG&A")
SG&A from continuing operations decreased $30 million, or 4%, to $827 million in fiscal 2014 from $858 million in fiscal 2013. This $30 million decrease was primarily attributable to reductions in employee compensation of $18 million (including a

$13 million reduction in ongoing employee compensation), athlete and event sponsorship of $15 million, facility expenses of $10 million, and reduced consulting expenses of $6 million. These decreases were partially offset by increased bad debt expense of $15 million within the Americas segment due to increased reserves for doubtful accounts regarding certain independent distributor accounts.
SG&A by segment as reported for fiscal 2014 and 2013 was as follows:

	Year Ended October 31,				$ Change Increase (Decrease)	Basis Point Change Increase (Decrease)
	2014		2013
In millions		% of Net Revenues		% of Net Revenues
Americas	$318	44.0%	$320	35.8%	$(2)	820 bp
EMEA	311	53.3%	324	51.4%	(13)	190 bp
APAC	156	59.2%	146	51.9%	9	730 bp
Corporate Operations	43		67		(24)
Consolidated	$827	52.7%	$858	47.3%	$(30)	540 bp
SG&A within Corporate Operations decreased $24 million primarily due to organizational changes that transitioned responsibility for certain costs to our other segments. The decrease in Americas and EMEA segment SG&A was primarily due to reductions in employee compensation, athlete and event sponsorship, and facilities expenses, partially offset by increased bad debt expense in the Americas segment. The increase in APAC segment SG&A was primarily due to the allocation of costs associated with the Company's centralization of certain global business functions, including merchandising and design, marketing and supply chain, among others.
Asset Impairments
Asset impairment charges were $189 million in fiscal 2014 compared to $12 million in fiscal 2013. Impairment charges in fiscal 2014 were due to: 1) the impairment of goodwill associated with our EMEA reporting unit of $178 million; 2) impairments associated with planned restructuring of our e-commerce and other information technology systems of $7 million; and 3) impairments of certain under-performing retail stores of $4 million. Impairment charges in fiscal 2013 were primarily related to certain under-performing retail stores, discontinued brands, and trademarks associated with those brands.
Non-operating Expenses
Interest expense was $76 million in fiscal 2014 compared to $71 million in fiscal 2013. This increase was primarily due to higher average net borrowings, due to annualizing the refinancing of our U.S. senior notes in July 2013, and higher interest rates associated with that debt.
Our foreign currency loss was $3 million in fiscal 2014 compared to $5 million in fiscal 2013. The reduction in currency translation loss resulted primarily from the foreign currency exchange effect of certain non-euro denominated assets of our European subsidiaries.
Our income tax benefit for fiscal 2014 was $4 million compared to income tax expense of $166 million in fiscal 2013. Income tax expense for fiscal 2013 includes a $157 million non-cash valuation allowance recorded against deferred tax assets primarily in our EMEA segment. Our sale of the Mervin and Hawk businesses resulted in aggregate income tax expense of approximately $19 million during fiscal 2014. However, as we do not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. The operations of Surfdome generated a tax benefit of approximately $3 million. Excluding this income tax benefit, we generated income tax expense in both fiscal 2014 and 2013 as we recorded tax expense in certain tax jurisdictions but were unable to record tax benefits against the losses in those jurisdictions where we have previously recorded valuation allowances.
Net Loss from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. in fiscal 2014 was $327 million, or $1.92 per share, compared to $239 million, or $1.43 per share, for fiscal 2013. The increased net loss was primarily attributable to the lower gross profit in fiscal 2014 as noted above.

Fiscal 2013 Compared to Fiscal 2012
Revenues, net
Revenues, net By Segment
The following tables present consolidated net revenues by segment, in both historical currency and constant currency, for fiscal 2013 and 2012:

In millions Historical Currency (as reported)	Year Ended October 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
	2013	2012
Americas	$893	$961	$(68)	(7)%
EMEA	632	672	(40)	(6)%
APAC	282	306	(24)	(8)%
Corporate	4	4	—
Total	$1,811	$1,942	$(131)	(7)%

In millions Constant Currency (current year exchange rates)	Year Ended October 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
	2013	2012
Americas	$893	$954	$(61)	(6)%
EMEA	632	681	(49)	(7)%
APAC	282	283	(1)	0%
Corporate	4	4	—
Total	$1,811	$1,921	$(110)	(6)%
Our net revenues for fiscal 2013 were $1.81 billion, a decrease of $131 million, or 7%, from $1.94 billion in fiscal 2012. Net revenues in fiscal 2013 declined by a single-digit percentage across all three regional segments with Americas segment net revenues down $68 million, EMEA segment net revenues down $40 million and APAC segment net revenues down $24 million. The decline in net revenues in our APAC segment in fiscal 2013 was almost entirely due to unfavorable changes in foreign currency exchange rates between fiscal 2013 and fiscal 2012. Absent changes in foreign currency exchange rates, APAC net revenues in fiscal 2013 were flat compared to fiscal 2012. A more detailed discussion of net revenue changes by segment, brand and channel as adjusted for changes in foreign currency exchange rates (i.e., in constant currency) is set forth below.
In constant currency, net revenues in the Americas segment decreased 6% versus the prior year due to a 13% decline in DC brand net revenues and a 5% decline in Quiksilver brand net revenues, partially offset by a 3% increase in Roxy brand net revenues. By distribution channel, Americas net revenues declined by 7% in the wholesale channel, 5% in the retail channel, and were flat in the e-commerce channel. Americas net revenues declined by nearly 10% in the United States, partially offset by growth outside of the U.S., particularly in the emerging markets of Brazil and Mexico.
In constant currency, net revenues in the EMEA segment decreased 7% versus the prior year primarily due to a 12% decline in the wholesale distribution channel partially offset by substantial growth in the e-commerce channel and modest growth in the retail channel. EMEA net revenues declined across all three core brands. Net revenues declined most prominently in Spain (17%) and France (3%) due, in part, to the negative economic circumstances in those countries. These declines were partially offset by net revenue growth in Russia and Germany.
In constant currency, net revenues in the APAC segment were flat to last year with 16% growth in DC brand net revenues offset by declines of 4% in Quiksilver brand net revenues and 5% in Roxy brand net revenues. By distribution channel, APAC net revenues grew in excess of 100% in the e-commerce channel as we expanded the perimeter of our online business in this region, and grew by 2% in the retail channel. This growth was offset by a 6% net revenue decline in the wholesale channel. Net revenue growth in APAC emerging markets, particularly South Korea and Indonesia, as well as Japan was offset by a net revenue decrease in Australia/New Zealand due to continuing economic challenges in those countries.

Revenues, net By Brand
Net revenues by brand, in both historical and constant currency, for fiscal 2013 and 2012 were as follows:

In millions Historical Currency (as reported)	Year Ended October 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
	2013	2012
Quiksilver	$721	$784	$(63)	(8)%
Roxy	511	530	(19)	(4)%
DC	542	593	(51)	(9)%
Other	36	35	1
Total	$1,811	$1,942	$(131)	(7)%

In millions Constant Currency (current year exchange rates)	Year Ended October 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
	2013	2012
Quiksilver	$721	$775	$(54)	(7)%
Roxy	511	522	(11)	(2)%
DC	542	588	(46)	(8)%
Other	36	35	1
Total	$1,811	$1,921	$(110)	(6)%
Quiksilver brand net revenues decreased 8% on an as reported basis with single-digit percentage decreases across all three regional segments. By channel, Quiksilver net revenues decreased in both the wholesale and retail channels across all three regional segments but grew within the e-commerce channel in all regional segments.
Roxy brand net revenues decreased 4% on an as reported basis due to net revenue declines of 13% and 6% in the APAC and EMEA segments, respectively, partially offset by 6% net revenue growth in the Americas wholesale channel. By channel, Roxy brand net revenues declined in each of the wholesale and retail channels, partially offset by e-commerce growth within the EMEA and APAC regional segments.
DC brand net revenues decreased 9% on an as reported basis due to a 15% decline in the Americas wholesale channel and 9% and 5% declines in the EMEA and APAC wholesale channels, respectively. DC brand net revenues grew in the retail and e-commerce channels across all three regional segments.
Revenues, net By Channel
Net revenues by channel, in both historical and constant currency, for fiscal 2013 and 2012 were as follows:

In millions Historical Currency (as reported)	Year Ended October 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
	2013	2012
Wholesale	$1,294	$1,430	$(136)	(10)%
Retail	447	457	(10)	(2)%
E-commerce	69	55	14	25%
Total	$1,811	$1,942	$(132)	(7)%

In millions Constant Currency (current year exchange rates)	Year Ended October 31,		$ Change Increase (Decrease)	% Change Increase (Decrease)
	2013	2012
Wholesale	$1,294	$1,414	$(120)	(9)%
Retail	447	451	(4)	(1)%
E-commerce	69	55	14	25%
Total	$1,811	$1,921	$(110)	(6)%
Wholesale net revenues decreased 10% on an as reported basis across all three regional segments and all three core brands, most significantly in the DC and Quiksilver brands and the EMEA and Americas regional segments. Significant economic difficulties in Europe continued to result in the loss of many small accounts in our EMEA segment. Retail net revenues decreased 2% on an as reported basis primarily due to 5% declines in both the Americas and APAC segments, partially offset by 2% growth in the EMEA segment. By brand, Quiksilver and Roxy brand retail net revenues declined by 5% and 7%, respectively, partially offset by 22% growth in DC brand net revenues primarily in the EMEA and APAC segments as we expanded the availability of DC brand products within these segments. E-commerce net revenues increased 25% on an as reported basis versus the prior year due to significant growth within the EMEA and APAC segments.
Gross Profit
Gross profit decreased to $872 million in fiscal 2013 from $941 million in fiscal 2012. Gross margin, or gross profit as a percentage of net revenues, decreased 30 basis points to 48.2% in fiscal 2013 from 48.5% in the prior year, primarily due to increased discounting associated with DC brand net revenues within our wholesale channel. We entered fiscal 2013 with a higher level of DC inventory in the wholesale channel than we planned, which resulted in higher discounting to clear this product.
Gross margin by regional segment for fiscal 2013 and 2012 was as follows:

			Basis Point (bp) Change Increase (Decrease)
	Year Ended October 31,
	2013	2012
Americas	41.5%	42.5%	(100) bp
EMEA	56.7%	56.1%	60 bp
APAC	51.0%	51.2%	(20) bp
Consolidated	48.2%	48.5%	(30) bp
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
Selling, General and Administrative Expense ("SG&A")
SG&A decreased $31 million, or 3%, to $858 million in fiscal 2013 compared to $888 million in fiscal 2012. The decrease in SG&A was primarily due to reduced employee compensation expenses and event-related marketing expenses, partially offset by higher severance and early lease termination costs as well as increased e-commerce expenses associated with the expansion of our online business. Severance expenses were approximately $26 million in fiscal 2013 compared to approximately $13 million in fiscal 2012. SG&A by segment for fiscal 2013 and 2012 was as follows:

	Year Ended October 31,				$ Change Increase (Decrease)	Basis Point (bp) Change Increase (Decrease)
	2013		2012
In millions		% of Net Revenues		% of Net Revenues
Americas	$320	35.8%	$349	36.4%	$(29)	(60) bp
EMEA	324	51.4%	323	48.0%	1	340 bp
APAC	146	51.9%	157	51.3%	(11)	60 bp
Corporate Operations	67		59		8
Consolidated	$857	47.3%	$888	45.7%	$(31)	160	bp
As a percentage of net revenues, SG&A increased 160 basis points to 47.3% in fiscal 2013 compared to 45.7% in fiscal 2012, primarily due to the net revenue decline in fiscal 2013. SG&A increased as a percentage of net revenues in each of the EMEA and APAC segments primarily due to net revenue declines outpacing any SG&A reductions in fiscal 2013. SG&A improved 60 basis points in the Americas segment as the 8% reduction in SG&A expense was less than the 7% decrease in net revenues.
Asset Impairments
Asset impairment charges were $12 million in fiscal 2013 compared to $7 million in fiscal 2012. Impairment charges in fiscal 2013 were primarily related to our decision to close certain under-performing retail stores, discontinuation of certain brands and trademarks associated with those brands.
Non-operating Expenses
Net interest expense was $71 million in fiscal 2013 compared to $61 million in fiscal 2012. Interest expense in fiscal 2013 includes a $3 million write-off of debt issuance costs related to our senior notes due April 2015 that were redeemed in August 2013 (see Note 8, "Debt", to the consolidated financial statements). The remaining increase in interest expense was primarily due to the higher interest rates associated with our recently issued senior notes due 2018 and 2020 compared to the senior notes which were redeemed.
Our foreign currency loss amounted to $5 million in fiscal 2013 compared to a foreign currency gain of $2 million in fiscal 2012. The fiscal 2013 year loss resulted primarily from the foreign currency exchange effect of certain U.S. dollar denominated liabilities of our foreign subsidiaries.
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
Financial Position, Capital Resources and Liquidity
The following table shows our cash, working capital and total indebtedness at October 31, 2014 and 2013:

In millions	October 31		$ Change Increase (Decrease)	% Change Increase (Decrease)
	2014	2013
Cash and cash equivalents	$47	$57	$(10)	(18)%
Restricted cash(1)	21	—	21
Working capital	394	548	(154)	(28)%
Total indebtedness	829	831	(2)

(1)
Certain of our debt agreements contain restrictions on the usage of funds received from the sale of assets. These restrictions generally require such cash to be used for either repayment of indebtedness, capital expenditures, or other investments in our business. Restricted cash at October 31, 2014 primarily consists of the remaining proceeds of $16 million from the sale of our Mervin and Hawk businesses in the first quarter of 2014, which is subject to these restrictions.

At October 31, 2014, we had $47 million of cash on hand, $21 million in restricted cash, $74 million available on our credit facilities, and $21 million available for additional letters of credit in EMEA. Taken together, this represents cash and credit facility availability of $162 million at October 31, 2014. Our primary credit facilities mature in October 2016 and May 2018. We have no principal payments due on our 2017, 2018 or 2020 Notes before December 2017. Although we have experienced significant operating losses and cash flow volatility in recent years, we believe we have adequate liquidity to continue executing our plans to drive net revenue growth and operating efficiencies, as well as to provide adequate liquidity to each of our segments. We believe our cash flows from operations, cash on hand, and restricted cash, together with our existing credit facilities, will be adequate to fund our capital requirements for at least the next twelve months from the date of the filing of our consolidated financial statements for the fiscal year ended October 31, 2014.

See “Debt Structure” below for a description of the various debt agreements comprising our total indebtedness.
Cash Flows
Cash Flows from Operating Activities
Net cash used in operating activities was $27 million in fiscal 2014, a decrease in cash provided of $53 million compared to the prior year. The following table summarizes the major categories of changes in cash flows from operations between fiscal 2014 and 2013:

In millions	Fiscal 2014	Fiscal 2013	Change $
Net loss	$(320)	$(234)	$(86)
Net effect of non-cash reconciling adjustments	266	249	17
Cash provided by operating assets and liabilities	47	10	37
Cash (used in)/provided by operating activities of continuing operations	(7)	25	(32)
Cash (used in)/provided by operating activities of discontinued operations	(19)	2	(21)
Net cash (used in)/provided by operating activities	$(26)	$27	$(53)

Net cash used in operating activities of continuing operations was $9 million in fiscal 2014, a decrease in cash provided of $33 million compared to the prior year. Our net loss was $320 million in fiscal 2014, a decline in year-over-year operating results of $86 million versus the prior year. This decline in operating performance was primarily attributable to the net income impact of the $248 million decrease in wholesale channel net revenues in fiscal 2014 versus the prior year, partially offset by a $30 million reduction in SG&A and a 40 basis point improvement in gross margin in fiscal 2014 versus the prior year. Cash provided by operating assets and liabilities was $47 million in fiscal 2014, an increase of $37 million versus the prior year. This increase was primarily attributable to: i) reductions in accounts receivable as a result of decreased wholesale net revenues and a 4-day improvement in days sales outstanding; and ii) reductions in inventories as a result of managing inventory levels relative to the net revenue decline in our wholesale channel, which generated a 4-day improvement in inventory days on hand. These improvements were partially offset by decreased accounts payable as a result of supply chain decisions to pay vendors more promptly.

Cash Flows from Investing Activities
Net cash provided by investing activities was $6 million in fiscal 2014, an increase of $60 million compared to cash used of $54 million in the prior year. This increase was primarily attributable to the $77 million in cash proceeds received from the sale of our Mervin and Hawk businesses during the first quarter of fiscal 2014. The remaining proceeds from these transactions of $16 million are restricted by certain of our credit agreements to the repayment of indebtedness and for capital expenditures. Capital expenditures were $53 million in fiscal 2014, an increase of $1 million compared to the prior year. These investments were primarily focused on our ongoing enterprise-wide reporting system (SAP) and investments in company-owned retail stores. We expect capital expenditures in fiscal 2015 to be approximately $25 million, primarily for the construction of new retail stores. We intend to fund these expenditures from cash on hand, restricted cash, operating cash flows, availability on our credit facilities, and the $16 million of net proceeds received from our divestiture of Surfdome during December 2014.

Cash Flows from Financing Activities
Net cash provided by financing activities was $14 million in fiscal 2014, a decrease of $36 million compared to the prior year. This decrease in cash provided was primarily attributable to: i) reduced new borrowing needs due to the divestiture of our Mervin and Hawk businesses; and ii) the prior year increase in long-term debt arising from the refinancing of our U.S. Senior Notes (see "Debt Structure" below).

Working Capital - Trade Accounts Receivable and Inventories
Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. A comparison of the balances of these items as of October 31, 2014 and 2013 is as follows:

	October 31		Change ($/Days)
	2014	2013
Trade accounts receivable	$320	$412	$(92)
Average days sales outstanding(1)	93	97	(4)
Inventories	$279	$338	$(59)
Inventory days on hand(2)	118	122	(4)

(1)
Computed as net accounts receivable as of the balance sheet date, excluding value added taxes, divided by the result obtained by dividing fiscal 2014 and fiscal 2013 fourth quarter net wholesale revenues by 90 days.

(2)	Computed as net inventory as of the balance sheet date divided by the result obtained by dividing fiscal 2014 and fiscal 2013 fourth quarter cost of goods sold by 90 days.
Days sales outstanding (“DSO”) improved by 4 days as of October 31, 2014 compared to October 31, 2013. The decrease in DSO was primarily due to improved collections and credit management. Total net inventory decreased by $59 million as of October 31, 2014 compared to October 31, 2013 and inventory days on hand decreased by 4 days year over year as a result.
Debt Structure
We generally finance our working capital needs and capital investments with cash on hand, operating cash flows and bank revolving credit facilities. Multiple banks in the United States, Europe and Australia make these credit facilities available to us. We have used term debt to supplement these credit facilities, and it has typically been used to finance long-term assets and our operations. Our debt outstanding at October 31, 2014 includes short-term and long-term debt as follows:

In millions	Maturity Date	U.S. Dollar	Non-U.S. Dollar	Total
Lines of credit - 0.8% Floating	October 31, 2016	$—	$32,929	32,929
2017 Notes - 8.875% Fixed	December 15, 2017	—	252,188	252,188
ABL Credit Facility - 2.1% to 5.6% Floating	May 24, 2018	21,000	14,933	35,933
2018 Notes - 7.875% Fixed	August 1, 2018	278,834	—	278,834
2020 Notes - 10.000% Fixed	August 1, 2020	222,582	—	222,582
Capital lease obligations and other borrowings - Various %	Various	2,257	3,867	6,124
Total Indebtedness		$524,673	$303,917	$828,590
As of October 31, 2014, our credit facilities allowed for total cash borrowings and letters of credit of $187 million. The actual availability and maximum borrowings possible under certain credit facilities fluctuates with the amount of eligible assets comprising the "borrowing base." At October 31, 2014, we had a total of $69 million of direct borrowings and $24 million in letters of credit outstanding. The amount of availability for borrowings remaining as of October 31, 2014 was $74 million, $59 million of which could also be used for letters of credit in the United States and APAC. In addition to the $74 million of availability for borrowings, we also had $21 million in additional capacity for letters of credit in EMEA as of October 31, 2014.
A limited amount of our outstanding debt bears interest based on London Inter-Bank Offer Rate ("LIBOR"), Tokyo Inter-Bank Offer Rate ("TIBOR") or Euro Inter-Bank Offer Rate ("EURIBOR") plus a credit spread. Our effective interest rates, therefore, will move up or down depending on market conditions. The credit spreads are subject to change based on our financial performance and market conditions.
EMEA lines of credit
On October 31, 2013, certain European subsidiaries of the Company entered into a credit facility with a commercial bank. The facility has an initial term of three years and borrowings are limited to €60 million. Borrowing availability under this facility is based on eligible EMEA trade accounts receivable. The facility does not contain any financial covenants.

We also maintain various credit facilities with several banks in Europe. These facilities are all unsecured, short-term facilities used to support the day-to-day working capital needs of our EMEA segment. See Note 8 to our consolidated financial statements, "Debt", for further information on the EMEA Credit Facilities.
The 2017 Notes
In December 2010, Boardriders S.A., our wholly-owned subsidiary, issued €200 million aggregate principal amount of its senior notes, which bear a coupon interest rate of 8.875% and are due December 15, 2017 (the “2017 Notes”). The 2017 Notes are general senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Quiksilver, Inc. and certain of its current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. We may redeem some or all of the 2017 Notes at fixed redemption prices as set forth in the indenture related to such 2017 Notes. For the year following December 15, 2014, the 2017 Notes can be redeemed at 104.4%. The 2017 Notes indenture includes covenants that limit our ability to, among other things: incur additional debt; pay dividends on our capital stock or repurchase our capital stock; make certain investments; enter into certain types of transactions with affiliates; impose limitations on the ability of our restricted subsidiaries to pay dividends or make other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of October 31, 2014, we were in compliance with these covenants. See Note 8 to our consolidated financial statements, "Debt", for further information on the 2017 Notes.
ABL Credit Facility
On May 24, 2013, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., and the lenders and other agents party thereto (the “ABL Credit Facility”). The ABL Credit Facility has a term of five years. The ABL Credit Facility encompasses certain entities within both our Americas and APAC segments. Under the ABL Credit Facility, our borrowings are limited to the lesser of (i) $230 million in aggregate, with sublimits for specific subsidiaries (with an option to expand the aggregate commitments by up to an additional $125 million on certain conditions) and (ii) a borrowing base calculated upon designated percentages of eligible accounts receivable, eligible inventory and, in the case of U.S. and Canadian borrowers, certain eligible credit card receivables. The ABL Credit Facility includes a $145 million total sublimit for letters of credit, with smaller sublimits applicable to specific subsidiaries. The ABL Credit Facility is guaranteed by Quiksilver, Inc. and our domestic, Canadian, Australian and Japanese subsidiaries (other than immaterial subsidiaries), except that our Canadian, Australian and Japanese subsidiaries do not guarantee the obligations of the domestic loan parties. The obligations under the ABL Credit Facility are, subject to certain exceptions, generally secured by (i) a first priority security interest in our domestic, Canadian, Australian and Japanese inventory and accounts receivable, (ii) a security interest in substantially all of our other domestic, Canadian, Australian and Japanese personal property (which security interest is a second priority security interest in the case of the domestic loan parties) and (iii) a pledge of the shares of certain of our subsidiaries, except that the assets of our Canadian, Australian and Japanese subsidiaries do not secure the obligations of the domestic loan parties.
The ABL Credit Facility contains customary default provisions and provides that, upon the occurrence of an event of default relating to the bankruptcy or insolvency of the borrower or other subsidiaries, the unpaid balance of the principal and accrued interest under the ABL Credit Facility and all other obligations of the borrower under the loan documents will become immediately due and payable without any action under the ABL Credit Facility. Upon the occurrence of any other event of default (which would include a default under other material indebtedness), the agent of the lenders may, by written notice, declare the unpaid balance of the principal and accrued interest under the ABL Credit Facility and all other obligations under the loan documents immediately due and payable without any further action.
The ABL Credit Facility also includes certain representations and warranties and restrictive covenants usual for facilities of this type. The ABL Credit Facility does not have a financial maintenance covenant, other than a minimum fixed charge coverage ratio of 1.0 to 1.0, which does not apply unless remaining borrowing availability was to fall below the greater of (a) $15 million and (b) 10% of the total borrowing base available. See Note 8 to our consolidated financial statements, "Debt", for further information on the ABL Credit Facility.
The 2018 Notes and 2020 Notes
On July 16, 2013, Quiksilver, Inc. and its wholly-owned subsidiary, QS Wholesale, Inc. issued (i) $280 million aggregate principal amount in 7.875% Senior Secured Notes due 2018 (the “2018 Notes”), and (ii) $225 million aggregate principal amount in 10.000% Senior Notes due 2020 (the “Original 2020 Notes”). In November, 2013, the Original 2020 Notes were exchanged for publicly registered notes with identical terms (the “2020 Notes”). The 2018 Notes and 2020 Notes are general senior obligations of Quiksilver Inc., and its wholly-owned subsidiary, QS Wholesale, Inc. (the "Issuers") and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by certain of our current and future U.S. subsidiaries. The 2018 Notes and the related guarantees are secured by (1) a second-priority security interest in the current assets of the Issuers and the subsidiary guarantors, together with all related general intangibles (excluding intellectual property rights) and other property related to such assets, including the proceeds thereof, which assets secure our ABL Credit Facility on a first-priority basis; and (2) a first-priority security interest in substantially all other property (including intellectual property rights) of the Issuers and the guarantors and a first-priority pledge of 100% of the equity interests of certain subsidiaries directly owned by the Issuers and the guarantors (but excluding equity interests of applicable foreign subsidiaries of the Issuers and the guarantors possessing more than 65% of the total combined voting power of all classes of equity interests of such applicable foreign subsidiaries entitled to vote) and the proceeds of the foregoing. The 2020 Notes are not secured.
We may redeem some or all of the 2018 Notes and 2020 Notes at fixed redemption prices as set forth in the indenture related to such notes.
The 2018 Notes and 2020 Notes indentures include covenants that limit our ability to, among other things: incur additional debt; issue certain preferred shares; pay dividends on our capital stock or repurchase capital stock; make certain investments; enter into certain types of transactions with affiliates; impose limitations on the ability of our restricted subsidiaries to pay dividends or make certain other payments to us; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of October 31, 2014, we were in compliance with these covenants. See Note 8 to our consolidated financial statements, "Debt", for further information on the 2018 Notes and 2020 Notes.
Other
For information regarding our contractual payment obligations on our outstanding indebtedness, see Contractual Obligations and Commitments below.
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
Our significant contractual obligations and commitments as of October 31, 2014 are summarized in the following table:

	Payments Due by Period
In millions	One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Operating lease obligations	$88	$130	$83	$96	$397
Long-term debt obligations(1)	2	3	567	223	796
Professional athlete sponsorships(2)	19	20	4	—	43
Certain other obligations(3)	26	3	—	—	29
Total	$135	$156	$654	$319	$1,265

(1)
Represents all long-term debt obligations, including capital leases and other borrowings of $6 million. Excludes required interest payments. See Note 8, "Debt", to our consolidated financial statements for interest terms.

(2)
We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, BMX and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $57 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

(3)
Certain other obligations include approximately $24 million of contractual letters of credit with maturity dates of primarily less than one year (see Note 8, "Debt", to our consolidated financial statements for additional details) and approximately $5 million related to our French profit sharing plan (see Note 14, "Employee Benefit Plans", to our consolidated financial statements for additional details). We also enter into unconditional purchase obligations with various suppliers of goods and services in the normal course of operations through purchase orders or other documentation. Such unconditional purchase obligations are generally outstanding for periods of less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. We have approximately $19 million of tax contingencies related to uncertain tax positions, which is excluded from the table based on the uncertainty of the timing of the cash flows of these contingencies See Note 13, "Income Taxes", to our consolidated financial statements for additional information on our income taxes.
Off Balance Sheet Arrangements
Other than certain obligations and commitments described in the table above, we did not have any material off balance sheet arrangements as of October 31, 2014.
Inflation
Inflation has been modest during the fiscal years covered by this report, resulting in an insignificant impact on our sales and profits.
New Accounting Pronouncements
For further information on new accounting pronouncements affecting the Company, see Note 1, "Significant Accounting Policies—New Accounting Pronouncements", to our consolidated financial statements.
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
Revenue Recognition
Revenues are recognized when the risk of ownership and title passes to our customers, which is generally at the time of shipment in the wholesale channel and at the point of purchase in the retail and e-commerce channels. Generally, we extend credit to our customers and do not require collateral. Our sales agreements with our customers do not provide for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brands and our image. We provide allowances for estimated returns as reductions to revenues when revenues are recorded. Related losses have historically been within our expectations, but there can be no assurance that we will continue to experience the same loss rates. If actual or expected future returns were significantly greater or lower than the allowances we have established, we would record a reduction or increase to net revenues in the period when such determination is known.
Accounts Receivable
Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collection issues that have been identified. We also use insurance on certain classes of receivables in our EMEA segment. Historically, our losses have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. It is not uncommon for some of our customers to have financial difficulties from time to time. This is normal given the wide variety of our account base, which includes small surf shops, medium-sized retail chains, and some large department store chains. Upon determination that a significantly greater or lower reserve is necessary, we record a charge or credit to selling, general and administrative expenses in the period when such determination is known.
Inventories
We value inventories at the cost to purchase and/or manufacture the product or the current estimated market value of the inventory, whichever is lower. We regularly review our inventory quantities on hand, and adjust inventory values with a charge to cost of sales in the period in which such determination is known for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value.
Long-Lived Assets
We acquire tangible and intangible assets in the normal course of our business. We evaluate the recovery of non-amortizing intangible assets in conjunction with our goodwill evaluation. We evaluate the recoverability of the carrying amount of other long-lived assets (including fixed assets, trademarks, licenses and other amortizable intangibles) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment indicators include, but are not limited to, cost factors, financial performance, adverse legal or regulatory developments, industry and market conditions and general economic conditions. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments are recognized in operating earnings in the period in which such determination is known. We use our best judgment based on the most current facts and circumstances regarding our business when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur future impairment charges.
Goodwill
Our business acquisitions have resulted in the recognition of goodwill. Goodwill is not amortized but is subject to annual impairment tests (in the fourth fiscal quarter for us) and between annual tests, if events indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Significant judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which we operate, increases in costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others.
Goodwill is allocated at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two reporting units under which we evaluate goodwill for impairment; the Americas and APAC. The application of the goodwill impairment test requires significant judgment, including the identification of the reporting units, and the determination of both the carrying value and the fair value of the reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill, to those reporting units. The determination of the fair value of each reporting unit requires significant judgment, including our estimation of future cash flows, which is dependent upon internal forecasts, estimation of the long-term rate of growth of our businesses, estimation of the useful lives of the assets which will generate the cash flows, determination of our weighted-average cost of capital and other factors. In determining the appropriate discount rate, we considered the weighted average cost of capital for each reporting unit which, among other factors, considers the cost of common equity capital and the marginal cost of debt.
The estimates and assumptions used to calculate the fair value of a reporting unit may change from period to period based upon actual operating results, market conditions and our view of future trends, and are subject to a high degree of uncertainty. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. The estimated fair value of a reporting unit could change materially if different assumptions and estimates were used. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur future impairment charges.
We test goodwill for impairment using the two-step method. When performing the two-step impairment test, we use a combination of an income approach, which estimates fair value of the reporting unit based upon future discounted cash flows, and a market approach, which estimates fair value using market multiples for transactions in a set of comparable companies. If the carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of the impairment loss, if any. The second step requires fair valuation of all the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. This residual fair value of goodwill is then compared to the carrying value to determine impairment. An impairment charge will be recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying value.
During the second and third quarters of fiscal 2014, we recorded non-cash goodwill impairment charges totaling $178 million in continuing operations to fully impair goodwill associated with our EMEA reporting unit due to the significant decline in our stock price, further net revenue deterioration in the EMEA wholesale channel and impairment related to our Surfdome business. We conducted our annual goodwill impairment test on October 31, 2014, and concluded goodwill for the Americas and APAC reporting units was not impaired. As of October 31, 2014, the fair value of each of our reporting units substantially exceeded their respective carrying values. Goodwill amounted to $74 million for the Americas, and $6 million for APAC as of October 31, 2014.
Income Taxes
We are subject to income taxes in both domestic and foreign tax jurisdictions. The calculation of income tax expense involves significant judgment in the application of global, complex tax laws and regulations. The provision for income taxes is determined using the applicable statutory tax rates in the relevant jurisdictions, which may be more or less than the U.S. federal statutory rate. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value by recording a valuation allowance, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. Realization of deferred tax assets related to operating loss and credit carry-forwards is dependent upon future taxable income in specific jurisdictions, the amount and timing of which is uncertain. If we subsequently determine that the deferred tax assets for which a valuation allowance had been recorded would, in our judgment, be realized in the future, the valuation allowance would be reduced, thereby increasing net income in the period when that determination was made.
We do not provide for withholding and U.S. taxes for certain unremitted earnings of non-U.S. subsidiaries because we intend to permanently reinvest these earnings in these foreign operations. Income tax expense could be incurred if these earnings were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.
We recognize a tax benefit from an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax position. Judgment is also used in determining that a tax position will be settled and the possible settlement outcomes. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The application of this guidance can create significant variability in our tax rate from period to period based upon changes in or adjustments to our uncertain tax positions.
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
We are exposed to a variety of risks. Two of these risks are foreign currency exchange rate fluctuations and changes in interest rates that affect interest expense. See also Note 15, "Derivative Financial Instruments", to our consolidated financial statements.
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
Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2014, we were hedging a significant portion of forecasted transactions expected to occur through October 2015. Assuming exchange rates at October 31, 2014 remain constant, $4 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 12 months.
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
EMEA revenues decreased 8% in U.S. dollars during fiscal 2014 compared to fiscal 2013 as reported in our consolidated financial statements, as well as in constant currency.
APAC revenues decreased 7% in U.S. dollars during fiscal 2014 compared to fiscal 2013 as reported in our consolidated financial statements. In constant currency, APAC revenues increased 1% primarily as a result of a stronger U.S. dollar versus various currencies in APAC in comparison to the prior fiscal year.

Interest Rates
A limited amount of our outstanding debt bears interest based on London Inter-Bank Offer Rate ("LIBOR"), Tokyo Inter-Bank Offer Rate ("TIBOR") or Euro Inter-Bank Offer Rate ("EURIBOR") plus a credit spread. Our effective interest rates, therefore, will move up or down depending on market conditions. The credit spreads are subject to change based on financial performance and market conditions. Interest expense also includes financing fees and related costs and can be affected by foreign currency exchange rate movements upon translating non-U.S. dollar denominated interest expense into U.S. dollars for reporting purposes. The approximate amount of our variable rate debt was $42 million at October 31, 2014, and the weighted average effective interest rate at that time was 2.3%. If interest rates or credit spreads were to increase by 10% (i.e., to approximately 2.6%), our annual loss before tax would be increased by approximately $0.2 million based on the borrowing levels at the end of fiscal 2014.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data together with the report thereon of Deloitte & Touche LLP listed in the index at Item 15(a)1 and 15(a)2 are included herein by reference.

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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2014.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (1992 Framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year. Deloitte & Touche LLP has issued an attestation report (see below) on our internal control over financial reporting.
The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the assessment and analysis of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Quiksilver, Inc.
Huntington Beach, California
We have audited the internal control over financial reporting of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2014, of the Company and our report dated December 22, 2014, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Costa Mesa, California
December 22, 2014

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included by this item will be included under the headings “Election of Directors,” “Executive Compensation and Other Information,” and “Corporate Governance” in our proxy statement for the 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2014.
We have adopted a Code of Ethics for Senior Financial Officers in compliance with applicable rules of the Securities and Exchange Commission that applies to all of our senior executive, financial and accounting officers, including our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. We have posted a copy of this Code of Ethics on our website, at http://www.quiksilverinc.com. We intend to disclose any amendments to, or waivers from, any provision of this Code of Ethics by posting such information on such website.

Item 11.	EXECUTIVE COMPENSATION
The information required to be included by this item will be included under the heading “Executive Compensation and Other Information” in our proxy statement for the 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included by this item will be included under the heading “Ownership of Securities” in our proxy statement for the 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included by this item will be included under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our proxy statement for the 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2014.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be included by this item will be included under the heading “Independent Registered Public Accounting Firm” in our proxy statement for the 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference to our proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended October 31, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements of Quiksilver Inc. are incorporated by reference in Item 8 of this Annual Report on Form 10-K.
(a)

1.	Consolidated Financial Statements

Page

Audited consolidated financial statements of Quiksilver, Inc. as of October 31, 2014 and 2013 and for each of the three years in the period ended October 31, 2014:

Report of Independent Public Accounting Firm

Consolidated Statements of Operations Years Ended October 31, 2014, 2013 and 2012	47

Consolidated Statements of Comprehensive Loss Years Ended October 31, 2014, 2013 and 2012	48

Consolidated Balance Sheets October 31, 2014 and 2013	49

Consolidated Statements of Changes in Equity Years Ended October 31, 2014, 2013 and 2012	50

Consolidated Statements of Cash Flows Years Ended October 31, 2014, 2013 and 2012	51

Notes to Consolidated Financial Statements	52

2.	Financial Statement Schedules
All schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts are not significant or the schedules are not applicable.

3.	Exhibits
The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Quiksilver, Inc.
Huntington Beach, California
We have audited the accompanying consolidated balance sheets of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended October 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Costa Mesa, California
December 22, 2014

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended October 31, 2014, 2013 and 2012

In thousands, except per share amounts	2014	2013	2012
Revenues, net	$1,570,399	$1,810,570	$1,941,849
Cost of goods sold	807,558	938,139	1,000,530
Gross profit	762,841	872,431	941,319
Selling, general and administrative expense	827,181	857,557	888,250
Goodwill impairments	178,197	—	—
Asset impairments	10,934	12,327	7,234
Operating (loss)/income	(253,471)	2,547	45,835
Interest expense, net	75,991	71,049	60,885
Foreign currency loss/(gain)	2,658	4,689	(1,709)
Loss before (benefit)/provision for income taxes	(332,120)	(73,191)	(13,341)
(Benefit)/provision for income taxes	(4,325)	166,220	3,904
Loss from continuing operations	(327,795)	(239,411)	(17,245)
Income from discontinued operations, net of tax (includes net gain on sale of $29,742 for the year ended October 31, 2014)	7,649	5,886	7,502
Net loss	(320,146)	(233,525)	(9,743)
Less: net loss/(income) attributable to non-controlling interest	10,769	960	(1,013)
Net loss attributable to Quiksilver, Inc.	$(309,377)	$(232,565)	$(10,756)
Loss per share from continuing operations attributable to Quiksilver, Inc.	$(1.92)	$(1.43)	$(0.11)
Income per share from discontinued operations attributable to Quiksilver, Inc.	$0.11	$0.04	$0.04
Net loss per share attributable to Quiksilver, Inc.	$(1.81)	$(1.39)	$(0.07)
Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(1.92)	$(1.43)	$(0.11)
Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.11	$0.04	$0.04
Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(1.81)	$(1.39)	$(0.07)
Weighted average common shares outstanding, basic	170,492	167,255	164,245
Weighted average common shares outstanding, diluted	170,492	167,255	164,245
Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(327,434)	$(238,766)	$(18,019)
Income from discontinued operations, net of tax	18,057	6,201	7,263
Net loss	$(309,377)	$(232,565)	$(10,756)
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended October 31, 2014, 2013 and 2012

In thousands	2014	2013	2012
Net loss	$(320,146)	$(233,525)	$(9,743)
Other comprehensive loss:
Foreign currency translation adjustment	(25,304)	(2,147)	(43,574)
Reclassification adjustment for realized (loss)/gain on derivative instruments transferred to earnings, net of tax provision/(benefit) of $(748) (2014), $0 (2013), and $564 (2012)	(597)	(8,137)	(365)
Reclassification adjustment for realized foreign currency gain/(loss) transferred to earnings, net of tax benefit of $0 (2014), $0 (2013), and $(373) (2012)	—	(343)	929
Net unrealized gain/(loss) on derivative instruments, net of tax provision of $1,232 (2014), $0 (2013), and $6,244 (2012)	9,281	(1,867)	13,295
Comprehensive loss	(336,766)	(246,019)	(39,458)
Comprehensive loss/(income) attributable to non-controlling interest	10,769	960	(1,013)
Comprehensive loss attributable to Quiksilver, Inc.	$(325,997)	$(245,059)	$(40,471)
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2014 and 2013

In thousands, except share and per share amounts	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$46,664	$57,280
Restricted cash	4,687	—
Trade accounts receivable, net	319,840	411,638
Other receivables	40,847	23,306
Inventories	278,780	337,715
Deferred income taxes-current	4,926	9,997
Prepaid expenses and other current assets	28,080	24,124
Current portion of assets held for sale	20,265	51,196
Total current assets	744,089	915,256
Restricted cash	16,514	—
Fixed assets, net	213,768	231,261
Intangible assets, net	135,510	134,596
Goodwill	80,622	261,625
Other assets	47,086	53,287
Deferred income taxes long-term	16,088	—
Assets held for sale, net of current portion	2,987	24,445
Total assets	$1,256,664	$1,620,470
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$32,929	$—
Accounts payable	168,307	201,675
Accrued liabilities	112,701	121,545
Current portion of long-term debt	2,432	23,488
Income taxes payable	1,156	3,912
Deferred income taxes-current	19,628	—
Current portion of assets held for sale	12,640	16,420
Total current liabilities	349,793	367,040
Long-term debt, net of current portion	793,229	807,812
Other long-term liabilities	39,342	36,345
Deferred income taxes long-term	16,790	19,896
Assets held for sale, net of current portion	—	1,719
Total liabilities	1,199,154	1,232,812
Commitments and contingencies – Note 10
Equity:
Preferred stock, $0.01 par value, authorized shares - 5,000,000; issued and outstanding shares – none	—	—
Common stock, $0.01 par value, authorized shares - 285,000,000; issued shares – 174,057,410 (2014) and 172,579,182 (2013)	1,741	1,726
Additional paid-in capital	589,032	576,726
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(585,263)	(275,886)
Accumulated other comprehensive income	57,298	73,918
Total Quiksilver, Inc. stockholders’ equity	56,030	369,706
Non-controlling interest	1,480	17,952
Total equity	57,510	387,658
Total liabilities and equity	$1,256,664	$1,620,470
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended October 31, 2014, 2013 and 2012

In thousands	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amounts
Balance, October 31, 2011	168,054	$1,681	$531,633	$(6,778)	$(32,565)	$116,127	$12,524	$622,622
Exercise of stock options	506	5	1,122	—	—	—	—	1,127
Stock compensation expense	—	—	22,552	—	—	—	—	22,552
Restricted stock	45	—		—	—	—	—	—
Employee stock purchase plan	461	5	1,109	—	—	—	—	1,114
Transactions with non-controlling interest holders	—	—	(11,110)	—	—	—	(6,475)	(17,585)
Business acquisitions	—	—	—	—	—	—	11,864	11,864
Net loss and other comprehensive income	—	—	—	—	(10,756)	(29,715)	1,013	(39,458)
Balance, October 31, 2012	169,066	$1,691	$545,306	$(6,778)	$(43,321)	$86,412	$18,926	$602,236
Exercise of stock options	2,986	30	8,739	—	—	—	—	8,769
Stock compensation expense	—	—	21,556	—	—	—	—	21,556
Restricted stock	78	1	(1)	—	—	—	—	—
Employee stock purchase plan	449	4	1,171	—	—	—	—	1,175
Transactions with non-controlling interest holders	—	—	(45)	—	—	—	(14)	(59)
Net loss and other comprehensive (loss)/income	—	—	—	—	(232,565)	(12,494)	(960)	(246,019)
Balance, October 31, 2013	172,579	$1,726	$576,726	$(6,778)	$(275,886)	$73,918	$17,952	$387,658
Exercise of stock options	1,070	11	4,569	—	—	—	—	4,580
Stock compensation expense	—	—	17,260	—	—	—	—	17,260
Restricted stock	75	1	(1)	—	—	—	—	—
Employee stock purchase plan	333	3	1,318	—	—	—	—	1,321
Transactions with non-controlling interest holders	—	—	(10,840)	—	—	—	(5,703)	(16,543)
Net loss and other comprehensive loss	—	—	—	—	(309,377)	(16,620)	(10,769)	(336,766)
Balance, October 31, 2014	174,057	$1,741	$589,032	$(6,778)	$(585,263)	$57,298	$1,480	$57,510
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2014, 2013 and 2012

In thousands	2014	2013	2012
Cash flows from operating activities:
Net loss	$(320,146)	$(233,525)	$(9,743)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Income from discontinued operations	(7,649)	(5,886)	(7,502)
Depreciation and amortization	51,938	49,958	52,418
Stock-based compensation	17,260	21,556	22,552
Provision for doubtful accounts	21,856	5,729	4,030
(Gain)/loss on disposal of fixed assets	(5,056)	218	(6,366)
Unrealized foreign currency gain	(1,464)	(1,600)	(155)
Asset impairments	189,131	12,327	7,234
Non-cash interest expense	3,469	6,795	3,685
Equity in earnings	228	613	282
Deferred income taxes	(4,823)	159,097	(8,621)
Subtotal of non-cash reconciling adjustments	264,890	248,807	67,557
Changes in operating assets and liabilities:
Trade accounts receivable	50,607	(1,220)	(50,750)
Other receivables	(6,267)	(759)	(89)
Inventories	37,097	(11,860)	7,183
Prepaid expenses and other current assets	(7,776)	(1,176)	(5,018)
Other assets	1,073	3,798	2,146
Accounts payable	(29,524)	7,750	(6,087)
Accrued liabilities and other long-term liabilities	6,768	9,258	(4,677)
Income taxes payable	(5,243)	3,815	(15,094)
Subtotal of changes in operating assets and liabilities	46,735	9,606	(72,386)
Cash (used in)/provided by operating activities of continuing operations	(8,521)	24,888	(14,572)
Cash (used in)/provided by operating activities of discontinued operations	(18,414)	2,304	1,033
Net cash (used in)/provided by operating activities	(26,935)	27,192	(13,539)
Cash flows from investing activities:
Capital expenditures	(53,415)	(52,182)	(63,343)
Changes in restricted cash	(21,201)	—	—
Proceeds from the sale of properties and equipment	5,650	859	8,198
Cash used in investing activities of continuing operations	(68,966)	(51,323)	(55,145)
Cash provided by/(used in) investing activities of discontinued operations	75,114	(2,570)	(11,855)
Net cash provided by/(used in) investing activities	6,148	(53,893)	(67,000)
Cash flows from financing activities:
Borrowings on lines of credit	57,413	6,157	15,139
Payments on lines of credit	(24,485)	(22,561)	(12,641)
Borrowings on long-term debt	197,086	652,915	140,035
Payments on long-term debt	(222,172)	(582,456)	(112,841)
Stock option exercises and employee stock purchases	5,902	9,944	2,241
Purchase of non-controlling interest	—	(58)	(11,000)
Payments of debt and equity issuance costs	(123)	(14,277)	—
Cash provided by financing activities of continuing operations	13,621	49,664	20,933
Net cash provided by financing activities	13,621	49,664	20,933
Effect of exchange rate changes on cash	(3,450)	(7,506)	(8,324)
Net (decrease)/increase in cash and cash equivalents	(10,616)	15,457	(67,930)
Cash and cash equivalents, beginning of year	57,280	41,823	109,753
Cash and cash equivalents, end of year	$46,664	$57,280	$41,823
Supplementary cash flow information:
Cash paid during the period for:
Interest	$73,772	$52,115	$54,788
Income taxes	$17,056	$11,799	$25,733
Summary of significant non-cash transactions:
Capital expenditures accrued at year-end (investing activities)	$10,556	$5,432	$6,026
Debt issued for purchase of non-controlling interest (financing activities)	$17,388	$—	$—
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended October 31, 2014, 2013 and 2012
Note 1 — Significant Accounting Policies
Company Business
Quiksilver, Inc. and its subsidiaries (the “Company”) design, develop and distribute branded apparel, footwear, accessories and related products. The Company’s apparel and footwear brands represent a casual lifestyle for young-minded people that connect with its boardriding culture and heritage. The Company’s Quiksilver, Roxy, and DC brands are synonymous with the heritage and culture of surfing, skateboarding and snowboarding. The Company’s products are sold in over 115 countries in a wide range of distribution points, including surf shops, skate shops, snow shops, its proprietary concept stores, other specialty stores and select department stores. Distribution is primarily in the United States, Europe and Australia.
The Company currently operates in four segments: the Americas, EMEA, APAC, each of which sells a full range of the Company's products, as well as Corporate Operations. See Note 2, "Segments and Geographic Information" for further discussion.
Principles of Consolidation
The consolidated financial statements include the accounts of Quiksilver, Inc. and its subsidiaries, (the "Company"). All intercompany transactions and balances have been eliminated.
The Company completed the sale of Mervin Manufacturing, Inc. ("Mervin") and substantially all of the assets of Hawk Designs, Inc. ("Hawk") during the first quarter ended January 31, 2014. In December 2014, the Company sold its majority stake in its Surfdome Shop, Ltd. ("Surfdome") for net proceeds of approximately $16 million. As a result, the Company reports the operating results of Mervin, Hawk and Surfdome in "Income from discontinued operations, net of tax" in the consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with these businesses are reported as discontinued operations in the consolidated balance sheets (see Note 18, "Discontinued Operations"). Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("GAAP"). References to any particular fiscal year refer to the year ended October 31 of that year (for example, “fiscal 2014” refers to the year ended October 31, 2014).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents
Cash equivalents represent cash and short-term, highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, and corporate debt securities with original maturities of three months or less at the date of purchase. Cash equivalents represent Level 1 fair value investments. See the Fair Value Measurements section below for further details.
Restricted Cash
Restricted cash represents cash that is designated for specific uses according to the terms and conditions of certain of the Company's credit facilities. The nature of the permitted usage of restricted cash determines its classification on the Company's balance sheet. Amounts reported within current assets are available for use in current operations within certain parameters. Amounts reported within long-term assets can only be used for capital expenditures, acquisitions or other long-term investment needs. The Company expects that all restricted cash will be utilized during fiscal 2015.

Inventories
Inventories are valued at the lower of cost (first-in, first-out and moving average, depending on entity) or market. Management regularly reviews the inventory quantities on hand and adjusts inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value.
Fixed Assets, net
Furniture and other equipment, computer equipment and buildings are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from two to twenty years. Leasehold improvements are recorded at cost and amortized over their estimated useful lives or related lease term, whichever is shorter. Land use rights for certain leased retail locations are amortized to estimated residual value and are tested for impairment when the store subject to the land use right has an indicator of impairment. Depreciation and amortization of all assets are recorded in selling, general and administrative expense ("SG&A").
Long-lived Assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” In accordance with ASC 360, management assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. The Company recorded approximately $11 million in fixed asset impairments primarily related to its retail stores during fiscal 2014, $12 million in fiscal 2013 and $7 million in fiscal 2012 to write-down the carrying value to their estimated fair values. Fair value is determined using a discounted cash flow model which requires “Level 3” inputs, as defined in ASC 820, “Fair Value Measurements and Disclosures.” See the Fair Value Measurements section below. On an individual retail store basis, these inputs typically include annual revenue growth assumptions ranging from (15)% to 20% per year depending upon the location, life cycle and current economics of a specific store, as well as modest gross margin and expense improvement assumptions. The impairment charges reduced the carrying amounts of the respective long-lived assets as follows:

	Year Ended October 31,
In thousands	2014	2013	2012
Carrying value of long-lived assets	$10,934	$10,181	$7,933
Less: impairment charges	(10,934)	(10,181)	(7,234)
Fair value of long-lived assets	$—	$—	$699
Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other.” Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by ASC 350 which includes assumptions for each reporting unit. The assumptions for the Company include projected annual revenue growth ranging from (14)% to 17% per year, annual gross margin improvements ranging from (10) to 250 basis points per year, and SG&A improvements ranging from (50) to 1,290 basis points per year as a percentage of net revenues, and discount rates.
In fiscal 2014, the Company recorded goodwill impairment charges of approximately $178 million to fully impair goodwill associated with its EMEA reporting segment. No goodwill impairments were recorded in fiscal 2013 or fiscal 2012.
As of October 31, 2014, the fair values of each of the Company’s reporting units substantially exceeded their carrying values. Goodwill amounted to $74 million for the Americas and $6 million for APAC as of October 31, 2014. Based on the uncertainty of future revenue growth rates, gross profit and expense performance, and other assumptions used to estimate goodwill recoverability in the Company’s reporting units, future reductions in the Company’s expected cash flows for a reporting unit as a result of any variation between projected and actual results could cause an impairment of goodwill.
See Note 7, "Intangible Assets and Goodwill," for further details regarding the goodwill impairments that were recorded in fiscal 2014.
Fair Value Measurements
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
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy established in ASC 820 that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).
The levels of hierarchy are described below:

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

•
Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option- pricing models, discounted cash flow models and similar techniques.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most conservative level of input that is significant to the fair value measurement.
Pricing vendors are utilized for certain Level 1 and Level 2 investments. These vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks. The Company’s fair value processes include controls that are designed to ensure appropriate fair values are recorded. These controls include an analysis of period-over-period fluctuations and comparison to another independent pricing vendor.
For fair value disclosures related to the Company’s cash, long-lived assets and debt, see the sections above entitled, “Cash Equivalents”, “Long-lived Assets”, and Note 8, "Debt", respectively.
Assets Held for Sale/Discontinued Operations
The Company applies the guidance set forth in ASC 360, “Property, Plant and Equipment” and ASC 205, “Presentation of Financial Statements” to determine when certain asset groups should be classified as “held for sale” and reported as discontinued operations in its consolidated financial statements. As a result of the application of this guidance, the Company has classified certain asset groups as “held for sale” as of October 31, 2014. See Note 18, “Discontinued Operations”, for further details regarding the operating results of the Company’s discontinued operations.
Revenue Recognition
Revenues are recognized upon the transfer of title and risk of ownership to customers. For wholesale customers, transfer is based on the terms of sale, typically at the shipping point. For retail and e-commerce customers, transfer occurs at the time of sale. Allowances for estimated returns and doubtful accounts, non-merchandise credits, and certain co-op advertising arrangements are provided when revenues are recorded. Returns and allowances are reported as reductions in revenues, whereas allowances for bad debts are reported as a component of SG&A expense. Royalty and license income is recorded as earned. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.
Revenues in the consolidated statements of operations include the following:

	Year Ended October 31,
In thousands	2014	2013	2012
Product sales, net	$1,559,174	$1,801,355	$1,929,086
Royalty and licensing income	11,225	9,215	12,763
Total	$1,570,399	$1,810,570	$1,941,849

Promotion and Advertising
The Company’s promotion and advertising efforts include magazine advertisements, retail signage, athlete sponsorships, boardriding contests, websites, television programs, co-branded products, social media and other events. For fiscal 2014, 2013 and 2012, these expenses totaled $78 million, $93 million and $118 million, respectively. Advertising costs are expensed when incurred.
Rent Expense
The Company enters into non-cancelable operating leases for retail stores, distribution facilities, equipment, and office space. Most leases have fixed rentals, with many of the real estate leases requiring normal and customary additional payments for real estate taxes and occupancy-related costs. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the lease term, generally beginning with the lease commencement date. Differences between straight-line rent expense and actual rent payments are recorded in other assets or other liabilities as an adjustment to rent expense over the lease term.
Income Taxes
The Company accounts for income taxes using the asset and liability approach as promulgated by the authoritative guidance included in ASC 740, “Income Taxes.” Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized. The Company evaluated the recoverability of its deferred tax assets at the end of fiscal 2014 in accordance with ASC 740.
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
The table below sets forth the reconciliation of the denominator of each net loss per share calculation:

	Year Ended October 31,
In thousands	2014	2013	2012
Shares used in computing basic net loss per share	170,492	167,255	164,245
Dilutive effect of stock options and restricted stock(1)	—	—	—
Dilutive effect of stock warrants(1)	—	—	—
Shares used in computing diluted net loss per share	170,492	167,255	164,245

(1)
For fiscal 2014, 2013 and 2012, the shares used in computing diluted net loss per share do not include 2,145,000, 3,862,000, and 3,103,000 dilutive stock options and shares of restricted stock, respectively, nor 17,024,000, 17,792,000, and 11,559,000 dilutive warrant shares, respectively, as the effect is anti-dilutive given the Company’s loss. For fiscal 2014, 2013 and 2012, additional stock options outstanding of 4,856,000, 5,409,000, and 10,559,000, respectively, and additional warrant shares outstanding of 8,630,000, 7,862,000, and 14,095,000, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive based on the application of the treasury stock method.
Foreign Currency Translation and Foreign Currency Transactions
The Company's reporting currency is the U.S dollar. The functional currencies of the Company's subsidiaries within its EMEA and APAC segments are primarily the Euro, and the Australian dollar and the Japanese yen, respectively. The functional currency of the Company's subsidiaries within its Americas segment is primarily the U.S. dollar. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in shareholders’ equity.
The Company’s global subsidiaries have various assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement, the impact of which is recorded in "Foreign currency loss/(gain)" within the consolidated statements of operations.
Derivatives
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
Comprehensive Income or Loss
Comprehensive income or loss includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s consolidated statements of comprehensive loss include its net loss, the fair value gains and losses on certain derivative instruments and adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for the Company's subsidiaries within the EMEA and APAC segments and the foreign entities within the Americas segment. See Note 2 "Segment and Geographic Information" for further detail on the Company's segments.
New Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08 Presentation of Financial Statements (Topic 205) and Property Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which provides amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The effective date of ASU 2014-08 is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact, if any, that this amended guidance may have on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASU 2014-09 is effective for annual periods (and interim periods therein) beginning on or after December 15, 2016. Early adoption is not permitted. The Company is currently in the process of evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation, which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with fiscal year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.
Note 2 — Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company currently operates in four segments: the Americas, EMEA, APAC, each of which sells a full range of the Company's products, as well as Corporate Operations. The Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. The EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. The APAC segment, consisting of Asia and the Pacific Rim, includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan and Indonesia. Costs that support all segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate Operations. Corporate Operations also includes sourcing income and gross profits earned from the Company's licensees.

Information related to the Company’s operating segments, all from continuing operations, is as follows:

	Year Ended October 31,
In thousands	2014	2013	2012
Revenues, net:
Americas	$723,427	$893,333	$960,719
EMEA	583,650	631,546	671,991
APAC	262,494	282,070	305,518
Corporate operations	828	3,621	3,621
Total	$1,570,399	$1,810,570	$1,941,849
Gross profit/(loss):
Americas	$298,910	$370,288	$408,361
EMEA	324,542	358,175	376,929
APAC	143,452	143,874	156,328
Corporate operations	(4,063)	94	(299)
Total	$762,841	$872,431	$941,319
SG&A expense:
Americas	$317,749	$319,736	$349,350
EMEA	310,861	324,346	322,715
APAC	155,540	146,389	157,145
Corporate operations	43,031	67,086	59,040
Total	$827,181	$857,557	$888,250
Asset impairments:
Americas	$6,672	$9,211	$5,267
EMEA	179,608	3,004	560
APAC	808	112	1,407
Corporate operations	2,043	—	—
Total	$189,131	$12,327	$7,234
Operating (loss)/income:
Americas	$(25,511)	$41,341	$53,744
EMEA	(165,927)	30,825	53,654
APAC	(12,896)	(2,627)	(2,224)
Corporate operations	(49,137)	(66,992)	(59,339)
Total	$(253,471)	$2,547	$45,835
Identifiable assets:
Americas	$467,920	$581,021	$576,179
EMEA	510,896	744,936	718,537
APAC	202,225	222,542	224,149
Corporate operations	75,623	71,971	199,375
Total	$1,256,664	$1,620,470	$1,718,240
Net revenues from the United States accounted for 35%, 38%, and 39% of consolidated net revenues from continuing operations for fiscal 2014, 2013 and 2012, respectively. Net revenues from France accounted for 12%, 12%, and 11% of consolidated net revenues from continuing operations for fiscal 2014, 2013 and 2012, respectively. No other individual country accounted for more than 7% of consolidated net revenues from continuing operations for the periods presented. Net revenues from all foreign countries combined accounted for 65%, 62% and 61% of consolidated net revenues from continuing operations for fiscal 2014, 2013 and 2012, respectively. Identifiable assets in the United States totaled $462 million as of October 31, 2014.

During fiscal 2014, the Company made various organizational changes toward global centralization of certain business functions, including merchandising and design, marketing, and supply chain, among others. As a result, certain of these costs were allocated across the regional segments commensurate with the proportionate benefits received from those business functions. Consequently, year-over-year segment SG&A expense may not be directly comparable. Please refer to MD&A for a discussion of SG&A expense on a consolidated basis as well as by segment.
The Company sells a full range of its products within each geographical segment. The percentages of net revenues from continuing operations attributable to each of the Company’s product groups are as follows:

	Year Ended October 31,
	2014	2013	2012
Apparel and accessories	75%	75%	73%
Footwear	25%	25%	27%
Total	100%	100%	100%
The Company’s largest customer accounted for approximately 3% of the Company’s net revenues for fiscal 2014, 2013 and 2012.

Note 3 — Restricted Cash
The Company's restricted cash balance as of October 31, 2014 was $21 million. Certain of our debt agreements contain restrictions on the usage of funds received from the sale of assets. These restrictions generally require such cash to be used for either repayment of indebtedness, capital expenditures, or other investments in the business. Restricted cash at October 31, 2014 primarily consists of the remaining proceeds of $16 million from the sale of the Mervin and Hawk businesses in the first quarter of 2014, which is subject to these restrictions and, consequently, reflected as a long-term asset. The Company expects to utilize the remaining proceeds from the sale of the Mervin and Hawk businesses in fiscal 2015.

Note 4 — Allowance for Doubtful Accounts
The allowance for doubtful accounts, which includes bad debts as well as sales returns and allowances, consisted of the following as of the dates indicated:

	Year Ended October 31,
In thousands	2014	2013	2012
Balance, beginning of year	$60,912	$57,563	$61,341
Provision for doubtful accounts	21,856	5,729	4,030
Deductions	(18,777)	(2,380)	(7,808)
Balance, end of year	$63,991	$60,912	$57,563
The provision for doubtful accounts represents charges to SG&A for estimated bad debts, whereas the provision for sales returns and allowances is reported as a reduction of revenues. In certain jurisdictions, the Company is precluded from writing off uncollectable invoices against our allowance for doubtful accounts until our wholesale customer has completed certain administrative processes.
Note 5 — Inventories
Inventories consisted of the following as of the dates indicated:

	October 31,
In thousands	2014	2013
Raw materials	$3,524	$4,725
Work in process	467	681
Finished goods	274,789	332,309
Total	$278,780	$337,715

Note 6 — Fixed Assets, net
Fixed assets consisted of the following as of the dates indicated:

	October 31,
In thousands	2014	2013
Furniture and other equipment	$103,554	$128,409
Leasehold improvements	163,894	175,698
Computer software and equipment	106,238	110,651
Land use rights	37,409	39,678
Land and buildings	10,626	11,482
Construction in progress	12,935	14,203
Total fixed assets, gross	434,656	480,121
Accumulated depreciation and amortization	(220,888)	(248,860)
Total fixed assets, net	$213,768	$231,261
During fiscal 2014, 2013 and 2012, the Company recorded approximately $49 million, $47 million, and $49 million, respectively, in depreciation expense and approximately $11 million, $12 million, and $7 million, respectively, in fixed asset impairments, primarily related to under-performing retail stores. These stores were generating negative cash flows and were not expected to become profitable in the future. As a result, the Company has already closed certain of these stores and is working to close the remaining under-performing stores as soon as practicable. Any charges associated with future rent commitments, net of expected sublease income, will be charged to future earnings upon store closure.
Note 7 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following as of the dates indicated:

	October 31,
	2014			2013
In thousands	Gross Amount	Amortization	Net Book Value	Gross Amount	Amortization	Net Book Value
Non-amortizable trademarks	$124,121	$—	$124,121	$124,099	$—	$124,099
Amortizable trademarks	21,858	(12,508)	9,350	19,810	(11,534)	8,276
Amortizable licenses	11,817	(11,817)	—	12,749	(12,749)	—
Other amortizable intangibles	8,406	(6,367)	2,039	8,185	(5,964)	2,221
Total	$166,202	$(30,692)	$135,510	$164,843	$(30,247)	$134,596
The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships and are amortized on a straight-line basis over their estimated useful lives of 5 to 18 years. Certain trademarks and licenses will continue to be amortized using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense was approximately $2 million in fiscal 2014, $2 million for fiscal 2013 and $3 million for fiscal 2012 and is charged to SG&A. Based on the Company’s amortizable intangible assets as of October 31, 2014, annual amortization expense is estimated to be approximately $2 million in fiscal 2015 and fiscal 2016 and $1 million in fiscal 2017 through fiscal 2019.

Goodwill
Goodwill by segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

In thousands	Americas	EMEA	APAC	Consolidated
Gross goodwill	$76,048	$186,334	$135,752	$398,134
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at October 31, 2011	$76,048	$186,334	$6,207	$268,589
Acquisitions	—	174	—	174
Foreign currency translation and other	(74)	(11,639)	—	(11,713)
Gross goodwill	75,974	174,869	135,752	386,595
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at October 31, 2012	$75,974	$174,869	$6,207	$257,050
Foreign currency translation and other	(1,031)	5,606	—	4,575
Gross goodwill	74,943	180,475	135,752	391,170
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at October 31, 2013	$74,943	$180,475	$6,207	$261,625
Impairments	—	(178,197)		(178,197)
Foreign currency translation and other	(528)	(2,278)	—	(2,806)
Gross goodwill	74,415	178,197	135,752	388,364
Accumulated impairment losses	—	(178,197)	(129,545)	(307,742)
Net goodwill at October 31, 2014	$74,415	$—	$6,207	$80,622
The Company performs its annual goodwill impairment test during the fourth fiscal quarter. As of October 31, 2014, the fair value of each of its reporting units substantially exceeded their respective carrying values. However, certain factors may result in the need to perform an impairment test prior to the fourth fiscal quarter, including significant under-performance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, a significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit.
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
During the third quarter of fiscal 2014, the Company performed an additional interim impairment test for the EMEA reporting unit due to the significant decline in the Company's stock price and further net revenue deterioration in the EMEA wholesale channel. The results of this impairment evaluation resulted in a non-cash charge of $178 million to fully impair goodwill associated with the EMEA reporting unit.

Note 8 — Debt
A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

		October 31,
In thousands	Maturity	2014	2013
Lines of credit - 0.8% Floating	October 31, 2016	$32,929	$—
EMEA credit facilities		—	21,594
2017 Notes - 8.875% Fixed	December 15, 2017	252,188	274,952
ABL Credit Facility - 2.1% to 5.6% Floating	May 24, 2018	35,933	27,408
2018 Notes - 7.875% Fixed	August 1, 2018	278,834	278,612
2020 Notes - 10.000% Fixed	August 1, 2020	222,582	222,285
Capital lease obligations and other borrowings - Various %	Various	6,124	6,449
Total debt		828,590	831,300
Less current portion		(35,361)	(23,488)
Long-term debt, net of current portion		$793,229	$807,812
As of October 31, 2014, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $187 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At October 31, 2014, the Company had a total of $69 million of direct borrowings and $24 million in letters of credit outstanding. The effective availability for borrowings remaining as of October 31, 2014 was $74 million, $59 million of which could also be used for letters of credit in the United States and APAC. In addition to the $74 million of availability for borrowings, the Company also had $21 million in additional capacity for letters of credit in EMEA as of October 31, 2014.
A description of each of the Company’s major credit arrangements in the table above follows:
EMEA lines of credit
On October 31, 2013, certain European subsidiaries of the Company entered into a line of credit facility with a commercial bank. The facility has an initial term of three years and borrowings are limited to €60 million. Borrowing availability under this facility is based on eligible EMEA trade accounts receivable. The facility does not contain any financial covenants.
The Company also maintains various credit facilities with several banks in Europe. These facilities are all unsecured, short-term facilities used to support day-to-day working capital needs of the EMEA segment. At October 31, 2014, there were no direct borrowings outstanding and $5 million in letters of credit outstanding under these credit facilities.
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
The 2017 Notes are general senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Quiksilver, Inc. and certain of its current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. These subsidiary guarantors include entities with ownership of the Company's Quiksilver, Roxy, and DC trademarks worldwide.
The Company may redeem some or all of the 2017 Notes at fixed redemption prices as set forth in the indenture related to such 2017 Notes. The 2017 Notes indenture includes covenants that limit the Company’s ability to, among other things: incur additional debt; pay dividends on its capital stock or repurchase its capital stock; make certain investments; enter into certain types of transactions with affiliates; impose limitations on the ability of its restricted subsidiaries to pay dividends or make other payments to Quiksilver, Inc.; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of October 31, 2014, the Company was in compliance with these covenants.

The Company capitalized approximately $6 million of debt issuance costs associated with the issuance of the 2017 Notes, which are being amortized into interest expense over the seven-year term of the 2017 Notes.
ABL Credit Facility
On May 24, 2013, Quiksilver, Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, and certain other U.S., Canadian, Australian and Japanese subsidiaries of Quiksilver, Inc., as borrowers (collectively, the “Borrower”) and/or as guarantors, entered into an amended and restated asset-based credit facility with Bank of America, N.A. and a syndicate of lenders, which amended and restated the existing asset-based credit facility for Quiksilver, Inc.’s Americas operations (the “ABL Credit Facility”). The ABL Credit Facility has a term of five years. On July 16, 2013, the Company entered into an amendment to the ABL Credit Facility to provide for certain mechanical changes required in connection with the issuance of the 2018 Notes and 2020 Notes.
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
On July 16, 2013, Quiksilver, Inc. and its wholly-owned subsidiary, QS Wholesale, Inc. issued (i) $280 million aggregate principal amount in 7.875% Senior Secured Notes due 2018 (the “2018 Notes”), and (ii) $225 million aggregate principal amount in 10.000% Senior Notes due 2020 (the “Original 2020 Notes”). These notes were issued in a private offering that was exempt from the registration requirements of the Securities Act. They were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside of the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. In November, 2013, the Original 2020 Notes were exchanged for publicly registered notes with identical terms (the “2020 Notes”).
The issuers received net proceeds from the offering of the 2018 Notes and the 2020 Notes of approximately $493 million after deducting initial purchaser discounts, but before offering expenses. The Company used a portion of the net proceeds to redeem their former 2015 Notes on August 15, 2013. The Company also used portions of the net proceeds to repay in full and terminate its former Americas term loan, to pay down a portion of the then outstanding amounts under the ABL Credit Facility and to pay related fees and expenses. As a result of the repayments of the former 2015 Notes and the Americas term loan, the Company recorded non-cash interest expense of approximately $3 million to write-off the deferred debt issuance cost related to such debt during the fiscal year ended October 31, 2013. The Company has approximately $9 million in unamortized debt issuance costs related to the 2018 Notes and 2020 Notes included in prepaid expenses and other assets as of October 31, 2014.
The 2018 Notes will mature on August 1, 2018 and bear interest at the rate of 7.875% per annum. The offering price of the 2018 Notes was 99.483% of the principal amount. The 2018 Notes are general senior obligations of the issuers and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s current and future U.S. subsidiaries. The 2018 Notes are secured by (1) a second-priority security interest in the current assets of the issuers and the subsidiary guarantors, together with all related general intangibles (excluding intellectual property rights) and other property related to such assets, including the proceeds thereof, which assets secure the Company’s ABL Credit Facility on a first-priority basis; and (2) a first-priority security interest in substantially all other property (including intellectual property rights, which primarily consist of the Company's Quiksilver and Roxy trademarks in the United States and Mexico, and the Company's DC trademarks worldwide) of the issuers and the guarantors and a first-priority pledge of 100% of the equity interests of certain subsidiaries directly owned by the issuers and the guarantors (but excluding equity interests of applicable foreign subsidiaries of the issuers and the guarantors possessing more than 65% of the total combined voting power of all classes of equity interests of such applicable foreign subsidiaries entitled to vote) and the proceeds of the foregoing.
The 2020 Notes will mature on August 1, 2020 and bear interest at the rate of 10.000% per annum. The offering price of the 2020 Notes was 98.757% of the principal amount. The 2020 Notes are general senior obligations of the issuers and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of the Company’s current and future U.S. subsidiaries. The issuers and subsidiary guarantors include entities with ownership of the Company's Quiksilver and Roxy trademarks in the United States and Mexico, and the Company's DC trademarks worldwide.
The Company may redeem some or all of the 2018 Notes and 2020 Notes at fixed redemption prices as set forth in the indenture related to such Notes.
The 2018 Notes and 2020 Notes indentures include covenants that limit the Company’s ability to, among other things: incur additional debt; issue certain preferred shares; pay dividends on its capital stock or repurchase capital stock; make certain investments; enter into certain types of transactions with affiliates; impose limitations on the ability of its restricted subsidiaries to pay dividends or make certain other payments to the Company; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As of October 31, 2014, the Company was in compliance with these covenants.
Capital lease obligations and other borrowings
The Company also had approximately $6 million in capital leases and other borrowings as of October 31, 2014.
During the second quarter of fiscal 2014, the Company paid approximately $15 million of other borrowings to the former minority interest owners of the Company's Brazil subsidiary, related to the Company's acquisition of the remaining minority interest in this subsidiary in November 2013.
Principal payments on all long-term debt obligations as of the date indicated, including capital leases, are due by fiscal year according to the table below.

In thousands	October 31, 2014
2015	$2,432
2016	1,655
2017	1,508
2018	567,484
2019	—
Thereafter	222,582
Total	$795,661
The estimated fair value of the Company’s debt as of October 31, 2014 was $688 million, compared to a carrying value of $829 million. The fair value of the Company’s debt is calculated based on the market price of the Company’s publicly traded 2020 Notes, the trading price of the Company’s 2018 Notes and 2017 Notes, (all Level 1 fair value inputs), and the carrying values of the Company’s other debt obligations due to the variable rate nature of those debt obligations.

Note 9 — Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

	October 31,
In thousands	2014	2013
Accrued employee compensation and benefits	$40,461	$41,229
Accrued sales and payroll taxes	19,471	14,738
Accrued interest	19,673	22,289
Other liabilities(1)	33,096	43,289
Total	$112,701	$121,545
(1) Other liabilities consists of various accrued expenses with no individual item accounting for more than 5% of total accrued liabilities.
Note 10 — Commitments and Contingencies
Operating Leases
The Company leases certain land and buildings under long-term operating lease agreements. The following is a schedule of future minimum lease payments by fiscal year required under such leases as of the date indicated:

In thousands	October 31, 2014
2015	$87,883
2016	72,893
2017	57,355
2018	45,991
2019	36,934
Thereafter	95,954
Total	$397,010
Total rent expense was approximately $119 million, $123 million and $134 million, in fiscal 2014, 2013 and 2012, respectively, and was charged to SG&A.
Professional Athlete Sponsorships
The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding, BMX and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed to SG&A as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of the date indicated:

In thousands	October 31, 2014
2015	$18,957
2016	11,917
2017	8,322
2018	3,377
2019	319
Thereafter	110
Total	$43,002

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
Note 11 — Stockholders’ Equity
In March 2013, the Company’s stockholders approved the Company’s 2013 Performance Incentive Plan (the “2013 Plan”), which generally replaced the Company’s 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2013 Plan, 7,224,657 shares are reserved for issuance over its term, consisting of 2,764,657 shares previously authorized under the 2000 Plan, and not subject to outstanding awards under such plan, plus an additional 4,460,000 shares. In March 2014, the Company’s stockholders approved an amendment to the 2013 Plan increasing the number of shares of common stock reserved for issuance under the 2013 Plan by 5,500,000 shares. At the time the 2013 Plan was approved, there were 20,080,029 shares subject to outstanding awards under the 2000 Plan. These shares remain reserved for issuance pursuant to their original terms and, if they expire, are canceled, or otherwise terminate, will also be available for issuance under the 2013 Plan. No additional awards may be granted under the 2000 Plan. Under the 2013 Plan, stock options may be granted to officers and employees selected by the plan’s administrative committee at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options vest over a period of time, generally three years, as designated by the committee and are subject to such other terms and conditions as the committee determines. The Company issues new shares for stock option exercises and restricted stock grants.
For non-performance based options, the Company uses the Black-Scholes option-pricing model to value stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for each of fiscal 2014, 2013 and 2012, assuming risk-free interest rates of 2.2%, 1.7%, and 1.1%, respectively; volatility of 80.7%, 78.3%, and 76.5%, respectively; zero dividend yield; and expected lives of 6.7 years, 7.1 years, and 7.1 years, respectively. The weighted average fair value of options granted was $5.82, $4.81, and $2.58 for fiscal 2014, 2013, and 2012, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of October 31, 2014, the Company had approximately $2 million of unrecognized compensation expense, for non-performance based options, expected to be recognized over a weighted average period of approximately 1.8 years. Compensation expense was included in SG&A for fiscal 2014, 2013 and 2012.

Changes in shares under option, excluding performance based options, are summarized as follows:

	Year Ended October 31,
	2014		2013		2012
In thousands	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beginning of year	8,829,618	$4.83	12,325,499	$4.49	13,399,381	$4.40
Granted	275,000	8.05	1,045,000	6.68	375,000	3.66
Exercised	(1,058,416)	4.27	(2,985,792)	2.94	(506,329)	2.23
Canceled/Forfeited	(1,228,593)	7.67	(1,555,089)	7.02	(942,553)	4.08
Outstanding, end of year	6,817,609	4.52	8,829,618	4.83	12,325,499	4.49
Exercisable, end of year	5,696,273	4.24	6,044,792	4.72	7,903,327	4.94
The aggregate intrinsic value of options exercised during the year ended October 31, 2014 was $4 million. The aggregate intrinsic value of options outstanding and exercisable as of October 31, 2014 is $18 million. The weighted average life of options outstanding and exercisable as of October 31, 2014 is 5.0 years and 4.5 years, respectively.
Outstanding stock options, excluding performance based options, at October 31, 2014 consist of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.04 - $2.34	1,731,417	4.6	$2.08	1,731,417	$2.08
$2.35 - $4.60	1,631,750	5.2	3.24	1,565,082	3.25
$4.61 - $6.64	2,379,942	4.8	5.35	1,758,608	5.32
$6.65 - $8.70	725,000	8.0	7.31	291,666	7.57
$8.71 - $10.75	206,500	3.1	9.03	206,500	9.03
$10.76 - $16.36	143,000	1.1	14.49	143,000	14.49
Total	6,817,609	5.0	$4.52	5,696,273	$4.24
Changes in non-vested shares under option, excluding performance based options, for the year ended October 31, 2014 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	2,784,826	$2.95
Granted	275,000	5.82
Vested	(1,733,490)	2.37
Canceled	(205,000)	4.75
Non-vested, end of year	1,121,336	$4.18
Of the 1.1 million non-vested shares under option as of October 31, 2014, all are expected to vest over their respective lives.
As of October 31, 2014, there were 11,542,572 shares of common stock that were available for future grant. Of these shares, 9,658,829 were available for issuance of restricted stock.
The Company grants performance based options and performance based restricted stock units to certain key employees and executives. Vesting of these awards is contingent upon a required service period and the Company’s achievement of specified common stock price thresholds or performance goals. In addition, the vesting of a portion of the options can be accelerated based upon the Company’s achievement of specified annual performance targets. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. Based on the vesting contingencies in the awards, the Company used a Monte-Carlo simulation in order to determine the grant date fair values of the awards.
The assumptions used in the Monte-Carlo simulation for the 2014 restricted stock units included a risk free interest rate of 0.6%, volatility of 57.7%, and zero dividend yield. The weighted average fair value of all restricted stock units granted during 2014 was $5.16. The assumptions used for the 2013 restricted stock units included a risk-free interest rate ranging from 0.5% to 0.8%, volatility of 56.4% to 88.6%, and a zero dividend yield. The weighted average fair value of all restricted stock units granted during 2013 was $4.21.
Activity related to performance based options and performance based restricted stock units for the fiscal year ended October 31, 2014 is as follows:

	Performance Options	Performance Restricted Stock Units
Non-vested, October 31, 2013	688,000	11,675,782
Granted	—	300,000
Exercised	(12,000)	—
Canceled	(36,000)	(1,757,274)
Non-vested, October 31, 2014	640,000	10,218,508
As of October 31, 2014, the Company had approximately $0.4 million and $0.4 million of unrecognized compensation expense, net of estimated forfeitures, related to the performance options and the performance restricted stock units, respectively. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 1.4 years and 0.3 years, respectively.
The Company may also grant restricted stock and restricted stock units under its 2013 Plan. Prior to March 2013, the Company issued restricted stock and restricted stock units under its 2000 Plan. Restricted stock issued under both plans generally vests in three years, while restricted stock units generally vest upon the Company’s achievement of a specified common stock price threshold.
Changes in restricted stock are as follows:

	Year Ended October 31,
	2014	2013	2012
Outstanding restricted stock, beginning of year	195,000	801,667	1,911,669
Granted	105,000	105,000	105,000
Vested	(95,000)	(685,000)	(1,155,002)
Forfeited	(30,000)	(26,667)	(60,000)
Outstanding restricted stock, end of year	175,000	195,000	801,667
Compensation expense for restricted stock is determined using the intrinsic value method and forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and will adjust the amortization period as appropriate. As of October 31, 2014, there had been no acceleration of the amortization period. As of October 31, 2014, the Company had approximately $0.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.4 years.
The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees. Since the adoption of guidance within ASC 718, “Stock Compensation,” compensation expense has been recognized for shares issued under the ESPP. During fiscal 2014, 2013 and 2012, 332,812, 448,896, and 461,088 shares of stock, respectively, were issued under the plan with proceeds to the Company of approximately $1 million per year.
During fiscal 2014, 2013 and 2012, the Company recognized total compensation expense related to options, restricted stock, performance based options, performance based restricted stock units and ESPP shares of approximately $17 million, $22 million, and $23 million, respectively.

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
Note 12 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

In thousands	Derivative Instruments	Foreign Currency Adjustments	Total
Balance, October 31, 2011	$(8,103)	$124,230	$116,127
Net gains reclassified to Cost of Goods Sold ("COGS")	(365)	—	(365)
Net losses reclassified to foreign currency gain	929	—	929
Changes in fair value, net of tax	13,295	(43,574)	(30,279)
Balance, October 31, 2012	$5,756	$80,656	$86,412
Net gains reclassified to COGS	(8,137)	—	(8,137)
Net gains reclassified to foreign currency loss	(343)	—	(343)
Changes in fair value, net of tax	(1,867)	(2,147)	(4,014)
Balance, October 31, 2013	$(4,591)	$78,509	$73,918
Net gains reclassified to COGS	(597)	—	(597)
Changes in fair value, net of tax	9,281	(25,304)	(16,023)
Balance, October 31, 2014	$4,093	$53,205	$57,298

Note 13 — Income Taxes
A summary of the (benefit)/provision for income taxes from continuing operations is as follows:

	Year Ended October 31,
In thousands	2014	2013	2012
Current:
United States:
Federal	$(14,320)	$(1,921)	$(2,322)
State	(2,676)	(60)	(105)
Foreign	18,783	13,719	15,574
	1,787	11,738	13,147
Deferred:
United States:
Federal	$134	$(1,490)	$152
State	34	(259)	322
Foreign	(6,280)	156,231	(9,717)
	(6,112)	154,482	(9,243)
(Benefit)/provision for income taxes	$(4,325)	$166,220	$3,904
A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Year Ended October 31,
	2014	2013	2012
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.8%	0.1%	0.8%
Foreign tax rate differential	(0.8)%	(9.2)%	(11.2)%
Goodwill impairment	(18.7)%	—%	—%
Stock-based compensation	(0.3)%	(2.2)%	(24.9)%
Uncertain tax positions	(0.2)%	1.2%	12.5%
Valuation allowance	(13.6)%	(250.8)%	(88.0)%
Foreign tax exempt income	—%	—%	36.8%
Other	(0.9)%	(1.2)%	9.7%
Effective income tax rate	1.3%	(227.1)%	(29.3)%

The components of net deferred income tax assets/(liabilities) are as follows:

	October 31,
In thousands	2014	2013
Deferred income tax assets:
Allowance for doubtful accounts	$6,748	$8,082
Unrealized gains and losses	9,351	15,342
Tax loss carry forwards	419,584	385,375
Accruals and other	80,028	82,768
Subtotal of deferred income tax assets	515,711	491,567
Deferred income tax liabilities:
Depreciation and amortization	(8,411)	(15,155)
Intangibles	(26,766)	(27,244)
Subtotal of deferred income tax liabilities	(35,177)	(42,399)
Deferred income tax assets, net	480,534	449,168
Valuation allowance	(495,938)	(459,068)
Net deferred income tax liabilities	$(15,404)	$(9,900)
Income(loss) before provision/(benefit) for income taxes from continuing operations includes ($151) million, ($5) million, and $32 million of (loss)/income from foreign jurisdictions for the fiscal years ended October 31, 2014, 2013 and 2012, respectively. The Company's sale of the Mervin and Hawk businesses generated income tax of approximately $19 million within discontinued operations during fiscal 2014. However, as the Company does not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. Before this tax benefit, the Company generated income tax expense of $12 million in fiscal 2014 due to being unable to record tax benefits against the losses in certain jurisdictions where we have previously recorded valuation allowances. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.
As of October 31, 2014, the Company has federal net operating loss carry forwards of approximately $330 million and state net operating loss carry forwards of approximately $391 million, which will expire on various dates through 2034. The company has recorded a valuation allowance against the entire amount of these tax loss carry forwards. In addition, the Company has foreign tax loss carry forwards of approximately $923 million as of October 31, 2014. Approximately $870 million will be carried forward until fully utilized, with the remaining $53 million expiring on various dates through 2034. The Company has recorded a valuation allowance against $884 million of the foreign tax loss carry forwards.
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. In the fiscal year ended October 31, 2013, the Company concluded that based on all available information and proper weighting of objective and subjective evidence, including a cumulative loss that had been sustained over a three-year period, it is more likely than not that its deferred tax assets primarily in the EMEA segment will not be realized and a full valuation allowance of $157 million was established. Due to sustained tax losses, the Company maintains a previously recorded valuation allowance against its net deferred tax assets in certain jurisdictions in the Americas, APAC, and Corporate Operations segments.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest and penalties and related tax carry forwards):

	Year Ended October 31,
In thousands	2014	2013
Balance, beginning of year	$11,002	$10,787
Gross increases related to current year tax positions	1,352	1,255
Gross increases related to prior period tax positions	645	—
Lapse in statute of limitation	(437)	(866)
Foreign exchange and other	(71)	(174)
Balance, end of year	$12,491	$11,002

If the Company’s positions are sustained by the relevant taxing authority, approximately $11 million (excluding interest and penalties) of uncertain tax position liabilities as of October 31, 2014 would favorably impact the Company’s effective tax rate in future periods.
The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations, which is included in current tax expense in the summary of income tax provision table shown above. As of October 31, 2014, the Company had recognized a liability for interest and penalties of $7 million.
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position that the Company concluded was more likely than not is subsequently reversed, the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $10 million to an increase of the liability of $4 million, excluding penalties and interest for its existing tax positions. There were no settlements in fiscal 2014 or 2013.
The Company conducts business globally and files income tax returns in the United States and its significant foreign tax jurisdictions, including France, Australia, and Canada. The Company is subject to examination in the United States for fiscal 2011 and thereafter, in France for fiscal 2010 and thereafter, in Australia for fiscal 2010 and thereafter, and in Canada for fiscal 2011 and thereafter. Certain subsidiaries currently are under tax audit in France for years ranging from fiscal 2010 through fiscal 2013.
Note 14 — Employee Benefit Plans
The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all U.S. employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company did not make any contributions to the 401(k) Plan in fiscal 2014, 2013, and 2012.
Employees of the Company’s French subsidiary, Na Pali SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law.
Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and become fully vested with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $0.3 million, $0.5 million, and $0.4 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2014, 2013 and 2012, respectively.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of October 31, 2014, the Company was hedging a portion of forecasted transactions expected to occur through October 2015.

Assuming October 31, 2014 exchange rates remain constant, $4 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 12 months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net gains/(losses) of $1 million, $8 million and ($1) million for the fiscal year ended October 31, 2014, 2013 and 2012, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.
As of October 31, 2014, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollar	Inventory	$243,904	Nov 2014 – Oct 2015	$16,681
The Company’s derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, the Company’s credit risk and the Company’s counterparties’ credit risks. Based on these inputs, the Company’s derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.
The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying consolidated balance sheet as of the dates indicated:

	Fair Value Measurements Using			Assets (Liabilities)
In thousands	Level 1	Level 2	Level 3	at Fair Value
October 31, 2014:
Derivative assets:
Other receivables	$—	$16,683	$—	$16,683
Derivative liabilities:
Accrued liabilities	—	(2)	—	(2)
Total fair value	$—	$16,681	$—	$16,681
October 31, 2013:
Derivative assets:
Other receivables	$—	$2,026	$—	$2,026
Other assets	—	382	—	382
Derivative liabilities:
Accrued liabilities	—	(3,313)	—	(3,313)
Total fair value	$—	$(905)	$—	$(905)

Note 16 — Quarterly Financial Data (Unaudited)
A summary of quarterly financial data (unaudited) is as follows:

	Year Ended October 31, 2014
	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31
Revenues, net	$392,612	$397,121	$380,016	$400,650
Gross profit	199,836	194,354	181,700	186,951
(Loss)/income from continuing operations attributable to Quiksilver, Inc.(1)	(22,333)	(37,817)	(217,802)	(49,482)
Income/(loss) from discontinued operations attributable to Quiksilver, Inc.(2)	37,720	(15,245)	(2,282)	(2,136)
Net income/(loss) attributable to Quiksilver, Inc.(1)	15,387	(53,062)	(220,084)	(51,618)
(Loss)/income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	(0.13)	(0.22)	(1.28)	(0.29)
Income/(loss) per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	0.22	(0.09)	(0.01)	(0.01)
Net income/(loss) per share attributable to Quiksilver, Inc., assuming dilution	0.09	(0.31)	(1.29)	(0.30)
Trade accounts receivable, net	338,723	351,530	317,658	319,840
Inventories, net	360,146	304,539	330,959	278,780

	Year Ended October 31, 2013
	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31
Revenues, net	$412,189	$447,304	$475,164	$475,913
Gross profit	209,773	205,454	233,532	223,672
(Loss)/income from continuing operations attributable to Quiksilver, Inc.(3)	(31,568)	(32,474)	35	(174,759)
Income/(loss) from discontinued operations attributable to Quiksilver, Inc.(2)	439	79	2,036	3,647
Net (loss)/income attributable to Quiksilver, Inc.(3)	(31,129)	(32,395)	2,071	(171,112)
(Loss)/income per share from continuing operations attributable to Quiksilver, Inc., assuming dilution(3)	(0.19)	(0.19)	—	(1.04)
(Loss)/income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	—	—	0.01	0.02
Net (loss)/income per share attributable to Quiksilver, Inc., assuming dilution(3)	(0.19)	(0.19)	0.01	(1.01)
Trade accounts receivable, net	331,193	372,056	410,593	411,638
Inventories, net	403,883	345,766	379,684	337,715

(1)	The fiscal quarter ended July 31, 2014 included goodwill impairment charge of $178 million for the EMEA segment.

(2)	The fiscal quarters ended April 30, 2014, July 31, 2014, and October 31, 2014 include impairment charges of $15 million, $4 million, and $2 million, respectively, related to the Surfdome business.

(3)	The fiscal quarter ended October 31, 2013 included income tax provision of $157 million for a full valuation allowance against deferred tax assets primarily in the EMEA segment.
Note 17 — Restructuring Charges
In connection with the globalization of its organizational structure and core processes, as well as its overall cost reduction efforts, the Company developed and approved a multi-year profit improvement plan in 2013 ("the 2013 Plan"). This plan covers the global operations of the Company, and as the Company continues to evaluate its structure, processes and costs, additional charges may be incurred in the future under the plan that are not yet determined. The 2013 Plan is, in many respects, a continuation and acceleration of the Company's Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The Company will no longer incur any new charges under the 2011 Plan, but will continue to make cash payments on amounts previously accrued under the 2011 Plan. Amounts charged to expense under the 2013 Plan and 2011 Plan were primarily recorded in SG&A, with a small portion recorded in COGS in the Company’s consolidated statements of operations.
Activity and liability balances recorded as part of the 2013 Plan and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, October 31, 2011	$1,076	$6,232	$7,308
Charged to expense	9,721	3,881	13,602
Cash payments	(5,462)	(3,257)	(8,719)
Balance, October 31, 2012	$5,335	$6,856	$12,191
Charged to expense	22,671	5,838	28,509
Cash payments	(15,847)	(5,163)	(21,010)
Adjustments	—	(592)	(592)
Balance, October 31, 2013	$12,159	$6,939	$19,098
Charged to expense	19,350	15,295	34,645
Cash payments	(19,999)	(9,943)	(29,942)
Balance, October 31, 2014	$11,510	$12,291	$23,801
Of the amounts charged to expense during fiscal 2014, approximately $25 million, $7 million, $1 million and $2 million were related to the Americas segment, EMEA segment, APAC segment and Corporate Operations segment, respectively.
In addition to the restructuring charges noted above, the Company also recorded approximately $4 million of additional inventory write downs within cost of goods sold and approximately $2 million of additional expenses within SG&A during fiscal 2013 related to certain non-core brands and peripheral product categories that have been discontinued, which are not reflected in the table above. Additionally, the Company recorded severance charges of approximately $3 million within SG&A during fiscal 2013 which were unrelated to the 2013 Plan or the 2011 Plan.
Note 18 — Discontinued Operations
One of the elements of the Company’s strategy to improve profitability involves divesting or exiting certain non-core businesses. In November 2013, the Company completed the sale of Mervin Manufacturing, Inc., a manufacturer of snowboards and related products under the “Lib-Technologies” and “GNU” brands, (“Mervin”) for $58 million. In January 2014, the Company completed the sale of substantially all of the assets of Hawk Designs, Inc. ("Hawk") for $19 million. These transactions resulted in an after-tax gain of approximately $30 million during fiscal 2014, which is included in income from discontinued operations in the table below. In December 2014, the Company sold its majority stake in U.K.-based Surfdome Shop, Ltd., a multi-brand e-commerce retailer, (“Surfdome”) for net proceeds of approximately $16 million, which included payments from Surfdome for all outstanding loans and trade receivables. Accordingly, each of the Company’s Mervin, Hawk and Surfdome businesses were classified as “held for sale” as of October 31, 2014 and are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company’s sale of the Mervin and Hawk businesses generated income tax expense of approximately $19 million during fiscal 2014. However, as the Company does not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. The operations of Surfdome generated a tax benefit of $3 million. During fiscal 2014, the Company recorded non-cash impairment charges totaling $21 million in discontinued operations to write-down Surfdome goodwill, intangible assets and other long-term assets to their estimated fair market value. The operating results of discontinued operations were as follows:

	Year Ended October 31,
In thousands	2014	2013	2012
Revenues, net	$60,605	$83,209	$71,390
Income before income taxes	23,564	9,766	11,155
Provision for income taxes	15,915	3,880	3,653
Income from discontinued operations	7,649	5,886	7,502
Less: net loss/(income) attributable to non-controlling interest	10,408	315	(239)
Income from discontinued operations attributable to Quiksilver, Inc.	$18,057	$6,201	$7,263
The components of major assets and liabilities held for sale at October 31, 2014 and 2013 were as follows:

	Year Ended October 31,
In thousands	2014	2013
Assets:
Receivables, net	$—	$24,229
Inventories, net	19,659	25,915
Goodwill	—	16,109
Other	3,593	9,388
Total assets	$23,252	$75,641
Liabilities:
Accounts payable	$12,520	$13,039
Accrued liabilities	120	3,381
Other	—	1,719
Total liabilities	$12,640	$18,139
Total assets held for sale as of October 31, 2014 and 2013 by geographical segment were as follows:

	October 31,
In thousands	2014	2013
Americas	$28	$27,398
EMEA	23,224	47,588
APAC	—	655
Total assets	$23,252	$75,641
Note 19 — Condensed Consolidating Financial Information
In July 2013, the Company issued $225 million aggregate principal amount of its 2020 Notes. These notes were issued in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). They were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside of the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. In November, 2013, these notes were exchanged for publicly registered notes with identical terms. Obligations under the Company’s 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of its 100% owned domestic subsidiaries.
The Company presents condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver, Inc., QS Wholesale, Inc., the 100% owned guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2014 and October 31, 2013 and for each of fiscal 2014, 2013 and 2012. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Operations
Year Ended October 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$465	$339,886	$361,715	$1,026,090	$(157,757)	$1,570,399
Cost of goods sold	193	213,824	257,752	487,316	(151,527)	807,558
Gross profit	272	126,062	103,963	538,774	(6,230)	762,841
Selling, general and administrative expense	36,514	113,530	160,695	522,649	(6,207)	827,181
Asset impairments	2,043	40,430	4,267	142,391	—	189,131
Operating loss	(38,285)	(27,898)	(60,999)	(126,266)	(23)	(253,471)
Interest expense, net	46,464	2,917	(5)	26,615	—	75,991
Foreign currency (gain)/(loss)	(216)	(269)	66	3,077	—	2,658
Equity in earnings	224,726	4,509	—	—	(229,235)	—
Loss before provision/(benefit) for income taxes	(309,259)	(35,055)	(61,060)	(155,958)	229,212	(332,120)
Provision/(benefit) for income taxes	119	584	(17,531)	12,503	—	(4,325)
Loss from continuing operations	(309,378)	(35,639)	(43,529)	(168,461)	229,212	(327,795)
Income/(loss) from discontinued operations	—	—	29,244	(21,595)	—	7,649
Net loss	(309,378)	(35,639)	(14,285)	(190,056)	229,212	(320,146)
Net loss attributable to non-controlling interest	—	—	—	10,769	—	10,769
Net loss attributable to Quiksilver, Inc.	(309,378)	(35,639)	(14,285)	(179,287)	229,212	(309,377)
Other comprehensive loss	(16,620)	—	—	(16,620)	16,620	(16,620)
Comprehensive loss attributable to Quiksilver, Inc.	$(325,998)	$(35,639)	$(14,285)	$(195,907)	$245,832	$(325,997)

Condensed Consolidating Statement of Operations
Year Ended October 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$464	$422,210	$472,864	$1,158,281	$(243,249)	$1,810,570
Cost of goods sold	—	252,103	330,655	548,582	(193,201)	938,139
Gross profit	464	170,107	142,209	609,699	(50,048)	872,431
Selling, general and administrative expense	54,002	131,560	137,148	559,152	(24,305)	857,557
Asset impairments	—	1,646	5,939	4,742	—	12,327
Operating (loss)/income	(53,538)	36,901	(878)	45,805	(25,743)	2,547
Interest expense, net	39,487	4,359	1	27,202	—	71,049
Foreign currency (gain)/loss	318	56	(4)	4,319	—	4,689
Equity in earnings	138,111	2,739	—	—	(140,850)	—
(Loss)/income before provision/(benefit) for income taxes	(231,454)	29,747	(875)	14,284	115,107	(73,191)
Provision/(benefit) for income taxes	422	(665)	(3,488)	169,951	—	166,220
(Loss)/income from continuing operations	(231,876)	30,412	2,613	(155,667)	115,107	(239,411)
Income from discontinued operations	(689)	—	5,211	1,353	11	5,886
Net (loss)/income	(232,565)	30,412	7,824	(154,314)	115,118	(233,525)
Net income attributable to non-controlling interest	—	—	—	960	—	960
Net (loss)/income attributable to Quiksilver, Inc.	(232,565)	30,412	7,824	(153,354)	115,118	(232,565)
Other comprehensive loss	(12,494)	—	—	(12,494)	12,494	(12,494)
Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(245,059)	$30,412	$7,824	$(165,848)	$127,612	$(245,059)

Condensed Consolidating Statement of Operations
Year Ended October 31, 2012

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$469	$453,532	$537,295	$1,222,273	$(271,720)	$1,941,849
Cost of goods sold	—	275,179	358,290	579,152	(212,091)	1,000,530
Gross profit	469	178,353	179,005	643,121	(59,629)	941,319
Selling, general and administrative expense	56,983	147,684	151,230	562,946	(30,593)	888,250
Asset impairments	—	11	5,151	2,072	—	7,234
Operating (loss)/income	(56,514)	30,658	22,624	78,103	(29,036)	45,835
Interest expense, net	28,987	5,352	1	26,545	—	60,885
Foreign currency loss/(gain)	(173)	(148)	96	(1,484)	—	(1,709)
Equity in earnings	(74,572)	4,674	—	—	69,898	—
(Loss)/income before provision/(benefit) for income taxes	(10,756)	20,780	22,527	53,042	(98,934)	(13,341)
Provision/(benefit) for income taxes	—	1,144	(3,097)	5,857	—	3,904
(Loss)/income from continuing operations	(10,756)	19,636	25,624	47,185	(98,934)	(17,245)
Income from discontinued operations	—	—	5,721	2,080	(299)	7,502
Net (loss)/income	(10,756)	19,636	31,345	49,265	(99,233)	(9,743)
Net income attributable to non-controlling interest	—	—	—	(1,013)	—	(1,013)
Net (loss)/income attributable to Quiksilver, Inc.	(10,756)	19,636	31,345	48,252	(99,233)	(10,756)
Other comprehensive income	(29,715)	—	—	(29,715)	29,715	(29,715)
Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(40,471)	$19,636	$31,345	$18,537	$(69,518)	$(40,471)

Condensed Consolidating Balance Sheet
October 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$158	$2,867	$(2,701)	$46,340	$—	$46,664
Restricted cash	—	—	—	4,687	—	4,687
Trade accounts receivable, net	—	57,317	37,606	224,917	—	319,840
Other receivables	10	3,402	1,071	36,644	(280)	40,847
Inventories	—	22,006	70,923	203,305	(17,454)	278,780
Deferred income taxes	—	21,554	—	4,926	(21,554)	4,926
Prepaid expenses and other current assets	1,579	6,209	2,941	17,351	—	28,080
Intercompany balances	—	258,808	—	—	(258,808)	—
Current portion of assets held for sale	—	—	28	20,237	—	20,265
Total current assets	1,747	372,163	109,868	558,407	(298,096)	744,089
Restricted cash	—	16,514	—	—	—	16,514
Fixed assets, net	20,381	34,408	21,259	137,720	—	213,768
Intangible assets, net	6,674	43,815	1,150	83,871	—	135,510
Goodwill	—	61,982	11,089	7,551	—	80,622
Other assets	7,097	5,160	1,255	33,574	—	47,086
Deferred income taxes long-term	30,807	—	2,052	16,088	(32,859)	16,088
Investment in subsidiaries	725,088	1,525	—	—	(726,613)	—
Assets held for sale, net of current portion	—	—	—	2,987	—	2,987
Total assets	$791,794	$535,567	$146,673	$840,198	$(1,057,568)	$1,256,664
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$32,929	$—	$32,929
Accounts payable	4,582	40,942	22,008	100,775	—	168,307
Accrued liabilities	17,887	15,092	7,230	72,492	—	112,701
Current portion of long-term debt	—	600	—	1,832	—	2,432
Income taxes payable	—	—	—	1,436	(280)	1,156
Deferred income taxes	31,450	—	4,925	4,807	(21,554)	19,628
Intercompany balances	179,251	—	39,265	40,292	(258,808)	—
Current portion of assets held for sale	—	—	6	12,634	—	12,640
Total current liabilities	233,170	56,634	73,434	267,197	(280,642)	349,793
Long-term debt	501,416	22,657	—	269,156	—	793,229
Deferred income taxes long-term	—	38,052	—	11,597	(32,859)	16,790
Other long-term liabilities	1,179	9,800	7,420	20,943	—	39,342
Total liabilities	735,765	127,143	80,854	568,893	(313,501)	1,199,154
Stockholders’/invested equity	56,029	408,424	65,819	269,825	(744,067)	56,030
Non-controlling interest	—	—	—	1,480	—	1,480
Total liabilities and equity	$791,794	$535,567	$146,673	$840,198	$(1,057,568)	$1,256,664

Condensed Consolidating Balance Sheet
October 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$35	$3,733	$296	$53,216	$—	$57,280
Trade accounts receivable, net	—	83,991	48,230	279,417	—	411,638
Other receivables	19	5,613	2,007	15,667	—	23,306
Income taxes receivable	—	—	—	—	—	—
Inventories	—	43,405	93,074	224,695	(23,459)	337,715
Deferred income taxes	—	24,624	—	6,482	(21,109)	9,997
Prepaid expenses and other current assets	3,372	3,271	3,752	13,729	—	24,124
Intercompany balances	—	173,547	—	—	(173,547)	—
Current portion of assets held for sale	—	—	26,051	25,475	(330)	51,196
Total current assets	3,426	338,184	173,410	618,681	(218,445)	915,256
Fixed assets, net	21,378	35,152	21,816	152,915	—	231,261
Intangible assets, net	4,487	44,596	1,154	84,359	—	134,596
Goodwill	—	103,880	7,675	150,070	—	261,625
Other assets	8,025	5,654	1,096	38,512	—	53,287
Deferred income taxes long-term	21,085	—	—	2,111	(23,196)	—
Investment in subsidiaries	949,814	8,795	—	—	(958,609)	—
Assets held for sale, net of current portion	—	—	1,676	22,769	—	24,445
Total assets	$1,008,215	$536,261	$206,827	$1,069,417	$(1,200,250)	$1,620,470
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$—	$—	$—
Accounts payable	4,222	51,283	35,910	110,260	—	201,675
Accrued liabilities	17,900	9,921	6,929	86,795	—	121,545
Current portion of long-term debt	—	—	—	23,488	—	23,488
Income taxes payable	—	121	—	3,791	—	3,912
Deferred income taxes	20,365	—	744	—	(21,109)	—
Intercompany balances	92,815	—	47,424	33,308	(173,547)	—
Current portion of assets held for sale	689	—	3,773	11,958	—	16,420
Total current liabilities	135,991	61,325	94,780	269,600	(194,656)	367,040
Long-term debt	500,896	—	—	306,916	—	807,812
Deferred income taxes long-term	—	41,039	2,053	—	(23,196)	19,896
Other long-term liabilities	1,622	6,012	8,946	19,765	—	36,345
Assets held for sale, net of current portion	—	—	187	1,532	—	1,719
Total liabilities	638,509	108,376	105,966	597,813	(217,852)	1,232,812
Stockholders’/invested equity	369,706	427,885	100,861	453,652	(982,398)	369,706
Non-controlling interest	—	—	—	17,952	—	17,952
Total liabilities and equity	$1,008,215	$536,261	$206,827	$1,069,417	$(1,200,250)	$1,620,470

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(309,378)	$(35,639)	$(14,285)	$(190,056)	$229,212	$(320,146)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	—	(29,244)	21,595	—	(7,649)
Depreciation and amortization	2,696	10,712	9,752	28,778	—	51,938
Stock-based compensation	17,260	—	—	—	—	17,260
Provision for doubtful accounts	—	15,515	437	5,904	—	21,856
Asset impairments	2,043	40,430	4,267	142,391	—	189,131
Equity in earnings	224,726	4,509	—	228	(229,235)	228
Non-cash interest expense	1,911	1,016	—	542	—	3,469
Deferred income taxes	—	1,467	—	(6,290)	—	(4,823)
Other adjustments to reconcile net loss	(375)	(295)	(306)	(5,544)	—	(6,520)
Changes in operating assets and liabilities:
Trade accounts receivable	—	11,120	10,317	29,170	—	50,607
Inventories	—	21,131	21,039	(5,096)	23	37,097
Intercompany	132,629	(45,566)	(128,989)	41,926	—	—
Other operating assets and liabilities	(16,870)	5,948	(18,527)	(11,520)	—	(40,969)
Cash provided by/(used by) operating activities of continuing operations	54,642	30,348	(145,539)	52,028	—	(8,521)
Cash (used by)/provided by operating activities of discontinued operations	—	(18,791)	16,805	(16,428)	—	(18,414)
Net cash provided by/(used in) operating activities	54,642	11,557	(128,734)	35,600	—	(26,935)
Cash flows from investing activities:
Proceeds from sale of fixed assets	174	94	532	4,850	—	5,650
Capital expenditures	(6,480)	(12,365)	(10,569)	(24,001)	—	(53,415)
Changes in restricted cash	—	(16,514)	—	(4,687)	—	(21,201)
Cash used in investing activities of continuing operations	(6,306)	(28,785)	(10,037)	(23,838)	—	(68,966)
Cash provided by/(used by) investing activities of discontinued operations	—	19,000	58,052	(1,938)	—	75,114
Net cash (used in)/provided by investing activities	(6,306)	(9,785)	48,015	(25,776)	—	6,148
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	57,413	—	57,413
Payments on lines of credit	—	—	—	(24,485)	—	(24,485)
Borrowings on long-term debt	—	117,068	—	80,018	—	197,086
Payments on long-term debt	—	(95,976)	—	(126,196)	—	(222,172)
Payments of debt issuance costs	(160)	37	—	—	—	(123)
Stock option exercises and employee stock purchases	5,902	—	—	—	—	5,902
Intercompany	(53,955)	(22,801)	76,756	—	—	—
Cash (used in)/provided by financing activities of continuing operations	(48,213)	(1,672)	76,756	(13,250)	—	13,621
Cash (used in)/provided by intercompany financing operations of discontinued operations	—	(966)	966	—	—	—
Net cash provided by/(used in) financing activities	(48,213)	(2,638)	77,722	(13,250)	—	13,621
Effect of exchange rate changes on cash	—	—	—	(3,450)	—	(3,450)
Net increase/(decrease) in cash and cash equivalents	123	(866)	(2,997)	(6,876)	—	(10,616)
Cash and cash equivalents, beginning of period	35	3,733	296	53,216	—	57,280
Cash and cash equivalents, end of period	$158	$2,867	$(2,701)	$46,340	$—	$46,664

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(232,565)	$30,412	$7,824	$(154,314)	$115,118	$(233,525)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income from discontinued operations	689	—	(5,211)	(1,353)	(11)	(5,886)
Depreciation and Amortization	2,218	11,556	6,031	30,153	—	49,958
Stock based compensation	21,556	—	—	—	—	21,556
Provision for doubtful accounts	—	(129)	(1,823)	7,681	—	5,729
Asset impairments	—	1,646	5,939	4,742	—	12,327
Equity in earnings	138,111	2,739	—	613	(140,850)	613
Non-cash interest expense	4,702	1,312	—	781		6,795
Deferred income taxes	—	(1,750)	—	160,847	—	159,097
Other adjustments to reconcile net (loss)/income	316	27	(196)	(1,529)	—	(1,382)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(3,339)	36,610	(34,491)	—	(1,220)
Inventories	—	(11,182)	3,830	(30,251)	25,743	(11,860)
Other operating assets and liabilities	8,327	3,080	(20,748)	32,027	—	22,686
Cash (used in)/provided by operating activities of continuing operations	(56,646)	34,372	32,256	14,906	—	24,888
Cash provided by operating activities of discontinued operations	—	—	1,515	789	—	2,304
Net cash (used in)/provided by operating activities	(56,646)	34,372	33,771	15,695	—	27,192
Cash flows from investing activities:
Proceeds from sale of fixed assets	55	—	12	792	—	859
Capital expenditures	(7,347)	(6,606)	(7,965)	(30,264)	—	(52,182)
Cash used in investing activities of continuing operations	(7,292)	(6,606)	(7,953)	(29,472)	—	(51,323)
Cash used in investing activities of discontinued operations	—	—	(268)	(2,302)	—	(2,570)
Net cash used in investing activities	(7,292)	(6,606)	(8,221)	(31,774)	—	(53,893)
Cash flows from financing activities:
Transactions with non-controlling interest owners	—	(58)	—	—	—	(58)
Borrowings on lines of credit	—	—	—	6,157	—	6,157
Payments on lines of credit	—	—	—	(22,561)	—	(22,561)
Borrowings on long-term debt	500,776	59,829	—	92,310	—	652,915
Payments on long-term debt	(400,000)	(129,123)	—	(53,333)	—	(582,456)
Payments of debt issuance costs	(9,965)	(4,312)	—	—	—	(14,277)
Stock option exercises and employee stock purchases	9,944	—	—	—	—	9,944
Intercompany	(37,106)	47,665	(23,423)	12,864	—	—
Cash provided by/(used in) financing activities of continuing operations	63,649	(25,999)	(23,423)	35,437	—	49,664
Cash provided by financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by/(used in) financing activities	63,649	(25,999)	(23,423)	35,437	—	49,664
Effect of exchange rate changes on cash	—	—	—	(7,506)	—	(7,506)
Net increase/(decrease) in cash and cash equivalents	(289)	1,767	2,127	11,852	—	15,457
Cash and cash equivalents, beginning of period	324	1,966	(1,831)	41,364	—	41,823
Cash and cash equivalents, end of period	$35	$3,733	$296	$53,216	$—	$57,280

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2012

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(10,756)	$19,636	$31,345	$49,265	$(99,233)	$(9,743)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	—	(5,721)	(2,080)	299	(7,502)
Depreciation and Amortization	2,088	11,314	6,483	32,533	—	52,418
Stock based compensation	22,552	—	—	—	—	22,552
Provision for doubtful accounts	—	(763)	(1,307)	6,100	—	4,030
Asset impairments	—	11	5,151	2,072	—	7,234
Equity in earnings	(74,572)	4,674	—	282	69,898	282
Non-cash interest expense	1,490	1,506	—	689	—	3,685
Deferred income taxes	—	474	—	(9,095)	—	(8,621)
Other adjustments to reconcile net (loss)/income	(443)	(94)	130	(6,114)	—	(6,521)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(7,227)	(19,368)	(24,155)	—	(50,750)
Inventories	—	23,444	(41,966)	(3,331)	29,036	7,183
Other operating assets and liabilities	5,918	(9,589)	16,996	(42,144)	—	(28,819)
Cash (used in)/provided by operating activities of continuing operations	(53,723)	43,386	(8,257)	4,022	—	(14,572)
Cash provided by/(used in) operating activities of discontinued operations	—	—	(1,521)	2,554	—	1,033
Net cash (used in)/provided by operating activities	(53,723)	43,386	(9,778)	6,576	—	(13,539)
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	43	2	8,153	—	8,198
Capital expenditures	(4,388)	(13,744)	(8,527)	(36,684)	—	(63,343)
Payment for purchases of companies	—	—	—	—	—	—
Cash used in investing activities of continuing operations	(4,388)	(13,701)	(8,525)	(28,531)	—	(55,145)
Cash used in investing activities of discontinued operations	—	—	(309)	(11,546)	—	(11,855)
Net cash used in investing activities	(4,388)	(13,701)	(8,834)	(40,077)	—	(67,000)
Cash flows from financing activities:
Transactions with non-controlling interest owners	—	(11,000)	—	—	—	(11,000)
Borrowings on lines of credit	—	—	—	15,139	—	15,139
Payments on lines of credit	—	—	—	(12,641)	—	(12,641)
Borrowings on long-term debt	—	93,500	—	46,535	—	140,035
Payments on long term debt	—	(70,800)	—	(42,041)	—	(112,841)
Payments of Debt and Equity Issuance Costs	—	—	—	—	—	—
Stock option exercises and employee stock purchases	2,241	—	—	—	—	2,241
Intercompany	56,177	(44,391)	20,422	(32,208)	—	—
Cash provided by/(used in) financing activities of continuing operations	58,418	(32,691)	20,422	(25,216)	—	20,933
Cash provided by financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by/(used in) financing activities	58,418	(32,691)	20,422	(25,216)	—	20,933
Effect of exchange rate changes on cash	—	—	—	(8,324)	—	(8,324)
Net (decrease)/increase in cash and cash equivalents	307	(3,006)	1,810	(67,041)	—	(67,930)
Cash and cash equivalents, beginning of period	17	4,972	(3,641)	108,405	—	109,753
Cash and cash equivalents, end of period	$324	$1,966	$(1,831)	$41,364	$—	$41,823

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 22, 2014

QUIKSILVER, INC.
(Registrant)

By:	/s/ Andrew P. Mooney	By:	/s/ Richard Shields
	Andrew P. Mooney		Richard Shields
	Chief Executive Officer and Chairman of the Board		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Andrew P. Mooney and Richard Shields, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/ Andrew P. Mooney	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 22, 2014
Andrew P. Mooney

/s/ Richard Shields	Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2014
Richard Shields

/s/ William M. Barnum, Jr.	Director	December 22, 2014
William M. Barnum, Jr.

/s/ Joseph F. Berardino	Director	December 22, 2014
Joseph F. Berardino

/s/ Bernd Beetz	Director	December 22, 2014
Bernd Beetz

/s/ Michael A. Clarke	Director	December 22, 2014
Michael A. Clarke

/s/ Elizabeth Dolan	Director	December 22, 2014
Elizabeth Dolan

/s/ M. Steven Langman	Director	December 22, 2014
M. Steven Langman

/s/ Robert B. McKnight, Jr.	Director	December 22, 2014
Robert B. McKnight, Jr.

/s/ Andrew W. Sweet	Director	December 22, 2014
Andrew W. Sweet

EXHIBIT INDEX

Exhibit #	Description of Exhibit

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

10.6
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

10.7
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

10.10	Amendment to Quiksilver, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.11
Standard Form of Restricted Stock Unit Agreement under the Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011). (1)

10.12
Form of Letter Agreement for the Surrender, Cancellation and Amendment of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.13
Letter Agreement for the Surrender, Cancellation and Amendment of Restricted Stock Unit Award between Robert B. McKnight, Jr. and Quiksilver, Inc. dated January 22, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013). (1)

10.14	Form of Restricted Stock Unit Agreement for November 2012 Grants (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.15
Restricted Stock Unit Agreement between Andrew P. Mooney and Quiksilver, Inc. dated January 11, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013). (1)

10.16
Restricted Stock Unit Agreement between Andrew P. Mooney and Quiksilver, Inc. dated March 19, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.17	Quiksilver, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009). (1)

10.18	Quiksilver, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.19	Quiksilver, Inc. Non-Employee Director Compensation Policy. (1)

10.20	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004). (1)

10.21	Quiksilver, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2011). (1)

10.22
Quiksilver, Inc. 2013 Performance Incentive Plan, together with form Stock Option, Restricted Stock and Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.23	Form of Performance Restricted Stock Unit Agreement under Quiksilver, Inc. 2013 Performance Incentive Plan. (1)

10.24
Amended and Restated Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated January 3, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2013). (1)

10.25
Retirement Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated October 31, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 5, 2014). (1)

10.26
Employment Agreement between Andrew P. Mooney and Quiksilver, Inc. dated January 3, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2013). (1)

10.27
Amendment to Employment Agreement between Andrew P. Mooney and Quiksilver, Inc. dated November 3, 2014, including Restricted Stock Unit Agreement between Andrew P. Mooney and Quiksilver, Inc. dated November 3, 2014 as Exhibit A (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 5, 2014). (1)

10.28
Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.29
Retirement Agreement between Charles S. Exon and Quiksilver, Inc. dated October 31, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 5, 2014). (1)

10.40
Transitional Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.30
English translation of Employment Agreement between Pierre Agnes and Pilot SAS effective July 1, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 4, 2013). (1)

10.31
English translation of Corporate Mandate between Pierre Agnes and Pilot SAS Quiksilver, Inc. effective July 1, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 4, 2013). (1)

10.32
Deed of Separation between Craig Stevenson and Ug Manufacturing Co. Pty Ltd dated February 22, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2013). (1)

10.33	Employment Agreement between Richard Shields and Quiksilver, Inc. dated April 12, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 27, 2012). (1)

10.34	Employment Agreement between Alan Vickers and Quiksilver, Inc., dated February 13, 2014 (1)

10.35
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

21.10	Subsidiaries of Quiksilver, Inc.

23.10	Consent of Deloitte & Touche LLP

24.10	Power of Attorney (included on signature page).

31.10	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.20	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.10	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.20	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Management contract or compensatory plan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document