Form 10-Q
period 2015-01-31
QUIKSILVER INC
filed 2015-03-17
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at February 27, 2015 was 171,370,392.

QUIKSILVER, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,
In thousands, except per share amounts	2015	2014
Revenues, net	$340,854	$394,910
Cost of goods sold	171,410	194,270
Gross profit	169,444	200,640
Selling, general and administrative expense	170,504	203,784
Asset impairments	255	883
Operating loss	(1,315)	(4,027)
Interest expense, net	18,402	19,420
Foreign currency loss	657	2,828
Loss before benefit for income taxes	(20,374)	(26,275)
Benefit for income taxes	(2,084)	(4,385)
Loss from continuing operations	(18,290)	(21,890)
Income from discontinued operations, net of tax (includes net gain on sale of businesses of $6,580 (2015) and $38,103 (2014))	6,732	37,617
Net (loss)/income	(11,558)	15,727
Less: net loss attributable to non-controlling interest	788	464
Net (loss)/income attributable to Quiksilver, Inc.	$(10,770)	$16,191
Loss per share from continuing operations attributable to Quiksilver, Inc.	$(0.11)	$(0.13)
Income per share from discontinued operations attributable to Quiksilver, Inc.	$0.04	$0.22
Net (loss)/income per share attributable to Quiksilver, Inc.	$(0.06)	$0.10
Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.11)	$(0.13)
Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.04	$0.22
Net (loss)/income per share attributable to Quiksilver, Inc., assuming dilution	$(0.06)	$0.10
Weighted average common shares outstanding, basic	171,039	169,747
Weighted average common shares outstanding, diluted	171,039	169,747
Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(18,290)	$(21,529)
Income from discontinued operations, net of tax	7,520	37,720
Net (loss)/income	$(10,770)	$16,191
See Notes to Condensed Consolidated Financial Statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	Three Months Ended January 31,
In thousands	2015	2014
Net (loss)/income	$(11,558)	$15,727
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(34,143)	(20,715)
Reclassification adjustment for realized gain/(loss) on derivative instruments transferred to earnings, net of tax provision/(benefit) of $213 (2015) and $(93) (2014)	(2,918)	186
Net unrealized gain on derivative instruments, net of tax provision of $1,295 (2015) and $1,414 (2014)	18,442	6,107
Comprehensive (loss)/income	(30,177)	1,305
Comprehensive loss attributable to non-controlling interest	788	464
Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(29,389)	$1,769
See Notes to Condensed Consolidated Financial Statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts	January 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$60,656	$46,664
Restricted cash	1,745	4,687
Trade accounts receivable, less allowances of $54,819 (2015) and $63,991 (2014)	258,952	311,014
Other receivables	51,101	40,847
Inventories	306,119	284,517
Deferred income taxes - current	4,533	4,926
Prepaid expenses and other current assets	31,315	28,080
Current portion of assets held for sale	—	20,265
Total current assets	714,421	741,000
Restricted cash	3,918	16,514
Fixed assets, less accumulated depreciation and amortization of $209,823 (2015) and $220,888 (2014)	194,107	213,768
Intangible assets, net	137,165	135,510
Goodwill	79,805	80,622
Other assets	39,946	47,086
Deferred income taxes long-term	14,352	16,088
Assets held for sale, net of current portion	—	5,394
Total assets	$1,183,714	$1,255,982
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$31,093	$32,929
Accounts payable	174,090	168,307
Accrued liabilities	101,591	112,701
Current portion of long-term debt	2,261	2,432
Income taxes payable	2,505	1,124
Deferred income taxes - current	19,490	19,628
Current portion of assets held for sale	—	13,266
Total current liabilities	331,030	350,387
Long-term debt, net of current portion	770,048	793,229
Other long-term liabilities	34,702	39,342
Deferred income taxes long-term	21,304	16,790
Total liabilities	1,157,084	1,199,748
Equity:
Preferred stock, $0.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $0.01 par value, authorized shares - 285,000,000; issued shares - 174,255,592 (2015) and 174,057,410 (2014)	1,743	1,741
Additional paid-in capital	591,173	589,032
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(598,177)	(587,407)
Accumulated other comprehensive income	38,669	57,288
Total Quiksilver, Inc. stockholders’ equity	26,630	53,876
Non-controlling interest	—	2,358
Total equity	26,630	56,234
Total liabilities and equity	$1,183,714	$1,255,982
See Notes to Condensed Consolidated Financial Statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended January 31,
In thousands	2015	2014
Cash flows from operating activities:
Net (loss)/income	$(11,558)	$15,727
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Income from discontinued operations	(6,732)	(37,617)
Depreciation and amortization	10,758	10,545
Stock-based compensation	1,769	5,063
Provision for doubtful accounts	1,598	1,662
Loss/(gain) on disposal of fixed assets	342	(266)
Unrealized foreign currency (gain)/loss	(647)	3,065
Asset impairments	255	883
Non-cash interest expense	857	914
Equity in earnings	596	352
Deferred income taxes	(5,225)	5
Subtotal of non-cash reconciling adjustments	3,571	(15,394)
Changes in operating assets and liabilities:
Trade accounts receivable	32,227	61,905
Other receivables	(2,313)	(825)
Inventories	(39,724)	(31,169)
Prepaid expenses and other current assets	(5,204)	(7,372)
Other assets	966	2,628
Accounts payable	25,474	(28,498)
Accrued liabilities and other long-term liabilities	(8,528)	124
Income taxes payable	274	(1,242)
Subtotal of changes in operating assets and liabilities	3,172	(4,449)
Cash used in operating activities of continuing operations	(4,815)	(4,116)
Cash provided by/(used in) operating activities of discontinued operations	4,668	(7,195)
Net cash used in operating activities	(147)	(11,311)
Cash flows from investing activities:
Capital expenditures	(15,944)	(10,558)
Proceeds from sale of property	455	—
Changes in restricted cash	15,538	(60,617)
Cash provided by/(used in) investing activities of continuing operations	49	(71,175)
Cash provided by investing activities of discontinued operations	10,713	76,719
Net cash provided by investing activities	10,762	5,544
Cash flows from financing activities:
Borrowings on lines of credit	11,770	18,904
Payments on lines of credit	(16,575)	(16,591)
Borrowings on long-term debt	42,734	52,062
Payments on long-term debt	(32,420)	(33,779)
Stock option exercises and employee stock purchases	372	3,138
Payments of debt issuance costs	—	(335)
Cash provided by financing activities of continuing operations	5,881	23,399
Net cash provided by financing activities	5,881	23,399
Effect of exchange rate changes on cash	(2,504)	(4,924)
Net increase in cash and cash equivalents	13,992	12,708
Cash and cash equivalents, beginning of period	46,664	57,280
Cash and cash equivalents, end of period	$60,656	$69,988
Supplementary cash flow information:
Cash paid/(received) during the period for:
Interest	$11,954	$12,894
Income taxes paid	$1,502	$6,516
Income taxes received	$(440)	$—
Summary of significant non-cash transactions:
Capital expenditures accrued at period end (investing activities)	$2,148	$3,453
Debt issued for purchase of non-controlling interest (financing activities)	$—	$17,388
See Notes to Condensed Consolidated Financial Statements.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation.
Quiksilver, Inc. and its subsidiaries (the “Company”) has included all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for all periods presented. The Company's fiscal year ends on October 31 (for example, “fiscal 2015” refers to the year ending October 31, 2015). The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended October 31, 2014 included in the Company’s most recent Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year.
Principles of Consolidation
The consolidated financial statements include the accounts of Quiksilver, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
The Company completed the sale of Mervin Manufacturing, Inc. ("Mervin") and substantially all of the assets of Hawk Designs, Inc. ("Hawk") during the first quarter of fiscal 2014. In December 2014, the Company sold its majority stake in Surfdome Shop, Ltd. ("Surfdome") for net proceeds of approximately $16 million. As a result, the Company reported the operating results of Mervin, Hawk and Surfdome in "Income from discontinued operations, net of tax" in the consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with these businesses are reported as discontinued operations in the condensed consolidated balance sheets (see Note 15 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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
Fair Value Measurements
Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” ("ASC 820") defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels.
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

•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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
Note 2 — New Accounting Pronouncements
Accounting Standards Adopted
In November 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-17, Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company adopted this guidance on November 18, 2014, the effective date of ASU 2014-17. The adoption of this guidance did not impact the Company's condensed consolidated financial statements and disclosures.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items, which eliminates the concept of extraordinary items from GAAP, which required certain classification and presentation of extraordinary items in the income statement and disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted this guidance on November 1, 2014. The adoption of this guidance did not impact the Company's condensed consolidated financial statements and disclosures.
Accounting Standards Not Yet Adopted
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which provides amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The effective date of ASU 2014-08 is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact, if any, that this amended guidance may have on its consolidated financial statements and related disclosures.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.
Note 3 — Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company currently operates in four segments: the Americas, EMEA, and APAC, each of which sells a full range of the Company’s products, as well as Corporate Operations. The Americas segment, consisting of North, South and Central America, includes revenues primarily from the United States, Canada, Brazil and Mexico. The EMEA segment, consisting of Europe, the Middle East and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. The APAC segment, consisting of Asia and the Pacific Rim, includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan and Indonesia. Costs that support all segments, including trademark protection, trademark maintenance and licensing functions, are part of Corporate Operations. Corporate Operations also includes sourcing income and gross profits earned from the Company’s licensees.

Information related to the Company's operating segments, all from continuing operations, is as follows:

	Three Months Ended January 31,
In thousands	2015	2014
Revenues, net:
Americas	$147,767	$175,463
EMEA	125,813	149,397
APAC	66,598	69,875
Corporate Operations	676	175
Total	$340,854	$394,910
Gross profit/(loss):
Americas	$64,309	$75,914
EMEA	70,500	87,849
APAC	36,850	36,808
Corporate Operations	(2,215)	69
Total	$169,444	$200,640
SG&A expense:
Americas	$70,024	$89,561
EMEA	66,129	78,208
APAC	34,805	33,362
Corporate Operations	(454)	2,653
Total	$170,504	$203,784
Asset impairments:
Americas	$76	$222
EMEA	179	661
APAC	—	—
Corporate Operations	—	—
Total	$255	$883
Depreciation and amortization expense:
Americas	$4,108	$4,516
EMEA	3,816	3,287
APAC	1,741	1,888
Corporate Operations	762	654
Total	$10,427	$10,345
Operating (loss)/income:
Americas	$(5,791)	$(13,869)
EMEA	4,192	8,980
APAC	2,045	3,446
Corporate Operations	(1,761)	(2,584)
Total	$(1,315)	$(4,027)
Interest expense:
Americas	$730	$902
EMEA	4,228	4,811
APAC	526	587
Corporate Operations	12,918	13,120
Total	$18,402	$19,420
SG&A expense by segment for the first quarter of fiscal 2014 has been reclassified to conform to the current year presentation which reflects the Company's centralization of certain global business functions and related transfer pricing allocations.

In thousands	January 31, 2015	October 31, 2014
Identifiable assets:
Americas	$438,171	$464,831
EMEA	474,512	513,303
APAC	199,964	202,225
Corporate Operations	71,067	75,623
Total	$1,183,714	$1,255,982
Note 4 — Earnings per Share and Stock-Based Compensation
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.
The table below sets forth the reconciliation of the denominator of each net loss/income per share calculation for the three months ended January 31, 2015 and 2014:

	Three Months Ended January 31,
In thousands	2015	2014
Shares used in computing basic net loss/income per share	171,039	169,747
Dilutive effect of stock options and restricted stock(1)	—	—
Dilutive effect of stock warrants(1)	—	—
Shares used in computing diluted net loss/income per share	171,039	169,747

(1)
For the first quarter of fiscal 2015 and 2014, the shares used in computing diluted net loss per share do not include 234,000 and 3,974,000, respectively, of dilutive stock options and shares of restricted stock, nor 1,982,000 and 19,913,000, respectively, of dilutive warrant shares, as the effect is anti-dilutive given the Company’s net loss from continuing operations. For the first quarter of fiscal 2015 and 2014, additional stock options outstanding of 6,492,000 and 3,856,000, respectively, and additional warrant shares outstanding of 23,672,000 and 5,741,000, respectively, were excluded from the calculation of diluted EPS, as their effect would have been anti-dilutive based on the application of the treasury stock method.

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation.” Stock-based compensation expense is included in selling, general and administrative expense ("SG&A").
The Company grants performance-based options and performance-based restricted stock units to certain key employees and executives. Vesting of these awards is contingent upon a required service period and the Company’s achievement of specified common stock price thresholds or performance goals. In addition, the vesting of a portion of the performance-based stock options can be accelerated based upon the Company’s achievement of specified annual performance targets. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. The weighted average fair value of the performance-based restricted stock units granted in the first quarter ended January 31, 2015 was $1.85. There were no performance-based restricted stock units granted in the first quarter of fiscal 2014. There were no performance options granted in the first quarter of fiscal 2015 or 2014.

Activity related to these performance-based options and performance-based restricted stock units for the three months ended January 31, 2015 was as follows:

	Performance Options	Performance Restricted Stock Units
Outstanding, October 31, 2014	640,000	10,218,508
Granted	—	1,486,000
Exercised	—	—
Canceled	—	(16,000)
Outstanding, January 31, 2015	640,000	11,688,508
As of January 31, 2015, 164,000 of the 640,000 outstanding performance-based stock options were exercisable and none of the performance-based restricted stock units were exercisable. As of January 31, 2015, the Company had unrecognized compensation expense, net of estimated forfeitures, of approximately $0.3 million related to the performance-based stock options and approximately $1.9 million related to the performance-based restricted stock units. This unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 1.3 years and 1.8 years, respectively.
For non-performance-based stock options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of stock options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the first quarter of fiscal 2015 and 2014, there were no options granted. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of January 31, 2015, the Company had approximately $1.1 million of unrecognized compensation expense for non-performance-based stock options expected to be recognized over a weighted average period of approximately 1.8 years.

Changes in shares underlying stock options, excluding performance-based stock options, for the three months ended January 31, 2015 were as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2014	6,817,609	$4.52
Granted	—	—
Exercised	—	—
Canceled	(270,833)	6.16
Outstanding, January 31, 2015	6,546,776	$4.46	4.8	$33
Options exercisable, January 31, 2015	5,930,441	$4.24	4.5	$33
Changes in non-vested shares underlying stock options, excluding performance-based stock options, for the three months ended January 31, 2015 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, October 31, 2014	1,121,336	$4.18
Granted	—	—
Vested	(505,001)	3.59
Canceled	—	—
Non-vested, January 31, 2015	616,335	$4.67
The Company may also grant restricted stock and restricted stock units under its 2013 Performance Incentive Plan. Restricted stock issued under this plan generally vests in three years while restricted stock units issued under this plan generally vest upon the Company’s achievement of a specified common stock price threshold or performance goals. Restricted stock unit awards granted to our chief executive officer in lieu of a cash annual salary in the first quarter of fiscal 2015 vest in one year. Changes in restricted stock and restricted stock units for the three months ended January 31, 2015 were as follows:

	Restricted Stock	Restricted Stock Units
Outstanding, October 31, 2014	175,000	—
Granted	—	675,676
Vested	—	—
Forfeited	—	—
Outstanding, January 31, 2015	175,000	675,676
Compensation expense for restricted stock is determined using the intrinsic value method. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and adjusts the amortization period as appropriate. As of January 31, 2015, there had been no acceleration of amortization periods and the Company had approximately $1.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 0.9 years.
Note 5 — Restricted Cash
The Company’s restricted cash balance, including both current and non-current portions, was $6 million at January 31, 2015 and $21 million at October 31, 2014. Certain of the Company’s debt agreements contain restrictions on the usage of funds received from the sale of assets. These restrictions generally require such cash to be used for either repayment of indebtedness, capital expenditures, or acquisitions of assets. Restricted cash at January 31, 2015 included $4 million of the remaining proceeds from the sale of the Surfdome business in the first quarter of fiscal 2015, which is subject to these restrictions. Consequently, since the restricted cash is required to be invested in long-term assets or to repay long-term debt, it is reflected as a long-term asset. The Company expects to utilize these remaining proceeds during fiscal 2015.
Note 6 — Inventories
Inventories consisted of the following as of the dates indicated:

In thousands	January 31, 2015	October 31, 2014
Raw materials	$3,392	$3,524
Work in-process	653	467
Finished goods	302,074	280,526
Total	$306,119	$284,517
Note 7 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following as of the dates indicated:

	January 31, 2015			October 31, 2014
In thousands	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Non-amortizable trademarks	$124,118	$—	$124,118	$124,121	$—	$124,121
Amortizable trademarks	23,333	(12,249)	11,084	21,858	(12,508)	9,350
Amortizable licenses	10,521	(10,521)	—	11,817	(11,817)	—
Other amortizable intangibles	8,410	(6,447)	1,963	8,406	(6,367)	2,039
Total	$166,382	$(29,217)	$137,165	$166,202	$(30,692)	$135,510
The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships, and are amortized on a straight-line basis over their estimated useful lives of 5 to 18 years. Certain trademarks and licenses will continue to be amortized using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for each of the three months ended January 31, 2015 and 2014 was approximately $0.5 million. Annual amortization expense is estimated to be approximately $2 million in fiscal 2016 and $1 million in fiscal 2017 through fiscal 2020.
Goodwill
A summary of goodwill by reporting unit, and in total, and changes in the carrying amounts, as of the dates indicated is as follows:

In thousands	Americas	EMEA	APAC	Consolidated
Net goodwill at October 31, 2013	$74,943	$180,475	$6,207	$261,625
Impairments	—	(178,197)	—	(178,197)
Foreign currency translation and other	(528)	(2,278)	—	(2,806)
Gross goodwill	74,415	178,197	135,752	388,364
Accumulated impairment losses	—	(178,197)	(129,545)	(307,742)
Net goodwill at October 31, 2014	$74,415	$—	$6,207	$80,622
Foreign currency translation and other	(817)	—	—	(817)
Gross goodwill	73,598	178,197	135,752	387,547
Accumulated impairment losses	—	(178,197)	(129,545)	(307,742)
Net goodwill at January 31, 2015	$73,598	$—	$6,207	$79,805
Note 8 — Income Taxes

Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of January 31, 2015, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions in each of its four operating segments due to sustained pre-tax losses. As a result of the valuation allowances recorded, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first quarters of fiscal 2015 and 2014.
The Company's hedging instruments in Europe generated tax expense of approximately $5 million within other comprehensive income in the first quarter of fiscal 2015. However, as the Company does not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations. Before this tax benefit, the Company generated income tax expense in the first quarter ended January 31, 2015 due to being unable to record tax benefits against the losses in certain jurisdictions where the Company has previously recorded valuation allowances.
As of January 31, 2015, the Company’s liability for uncertain tax positions was approximately $12 million resulting from unrecognized tax benefits, excluding interest and penalties. If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $11 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $10 million to an increase of the liability of $4 million, excluding penalties and interest, for its existing tax positions.
Note 9 — Restructuring Charges
In connection with the globalization of its organizational structure and core processes, as well as its cost reduction efforts, the Company developed and approved a multi-year profit improvement plan in 2013 ("the 2013 Plan"). This plan covers the global operations of the Company, and as the Company continues to evaluate its structure, processes and costs, additional charges may be incurred in the future under the plan that are not yet determined. The 2013 Plan is, in many respects, a continuation and acceleration of the Company’s Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The Company will no longer incur any new charges under the 2011 Plan, but will continue to make cash payments on amounts previously accrued under the 2011 Plan. Amounts charged to expense under the 2013 Plan and 2011 Plan were primarily recorded in SG&A with a small portion recorded in cost of goods sold ("COGS") in the Company’s condensed consolidated statements of operations.
Activity and liability balances recorded as part of the 2013 Plan and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, October 31, 2013	$12,159	$6,939	$19,098
Charged to expense	19,350	15,295	34,645
Cash payments	(19,999)	(9,943)	(29,942)
Balance, October 31, 2014	$11,510	$12,291	$23,801
Charged to expense	507	401	908
Cash payments	(5,037)	(1,968)	(7,005)
Adjustments	—	(1,976)	(1,976)
Balance, January 31, 2015	$6,980	$8,748	$15,728
Amounts charged to expense during the three months ended January 31, 2015 were primarily composed of severance charges for employees, as well as early lease exit costs. The majority of these charges were within the Americas and EMEA segments. The Company recorded an adjustment to its facility and other restructuring liabilities upon completion of a sub-lease agreement within the Americas segment at more favorable terms than originally expected.
In addition to the restructuring charges noted above, the Company also recorded $2 million of additional expenses within SG&A during the three months ended January 31, 2014, related to certain non-core brands and peripheral product categories that have been discontinued, which are not reflected in the table above.

Note 10 — Debt
A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

In thousands	Maturity	January 31, 2015	October 31, 2014
Lines of credit - 0.8% Floating	October 31, 2016	$31,093	$32,929
2017 Notes - 8.875% Fixed	December 15, 2017	225,959	252,188
ABL Credit Facility - 2.1% to 4.6% Floating	May 24, 2018	39,869	35,933
2018 Notes - 7.875% Fixed	August 1, 2018	278,894	278,834
2020 Notes - 10.000% Fixed	August 1, 2020	222,662	222,582
Capital lease obligations and other borrowings - Various %	Various	4,925	6,124
Total debt		803,402	828,590
Less current portion		(33,354)	(35,361)
Long-term debt, net of current portion		$770,048	$793,229
As of January 31, 2015, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $169 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At January 31, 2015, the Company had a total of $71 million of direct borrowings and $23 million in letters of credit outstanding. As of January 31, 2015, the remaining availability for borrowings under the Company’s credit facilities was $60 million, $48 million of which could also be used for letters of credit in the United States and APAC. In addition to the $60 million of availability for borrowings, the Company also had $15 million in additional capacity for letters of credit in EMEA as of January 31, 2015. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is not subject to financial covenant restrictions unless remaining borrowing availability under the ABL Credit Facility was to fall below the greater of $15 million or 10.0% of total borrowing base availability.
The estimated fair value of the Company’s borrowings under lines of credit and long-term debt as of January 31, 2015 was $715 million, compared to a carrying value of $803 million. The fair value of the Company’s debt is calculated based on the market price of the Company’s publicly traded 2020 Notes, the trading prices of the Company’s 2018 Notes and 2017 Notes (all Level 1 inputs) and the carrying values of the Company’s other debt obligations due to the variable rate nature of those debt obligations.
Note 11 — Derivative Financial Instruments
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s condensed consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company uses various foreign currency exchange contracts and intercompany loans.
The Company accounts for all of its cash flow hedges under ASC 815, Derivatives and Hedging, which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with ASC 815, the Company designates forward contracts as cash flow hedges of forecasted purchases of commodities. The results of derivative financial instruments are recorded in cash flows from operating activities on the condensed consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of January 31, 2015, the Company was hedging a portion of forecasted transactions expected to occur through January 2016. Assuming January 31, 2015 exchange rates remain constant, $20 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 12 months. For additional information of the gains/losses related to hedging, see Note 14 — Accumulated Other Comprehensive Income.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net gains/(losses) of $3 million and $(0.2) million for the three months ended January 31, 2015 and 2014, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.
As of January 31, 2015, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$216,104	February 2015 – January 2016	$30,994
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
The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets as of the dates indicated:

	Fair Value Measurements Using			Assets/(Liabilities)
In thousands	Level 1	Level 2	Level 3	At Fair Value
January 31, 2015:
Derivative assets:
Other receivables	$—	$30,994	$—	$30,994
Total fair value	$—	$30,994	$—	$30,994

October 31, 2014:
Derivative assets:
Other receivables	$—	$16,683	$—	$16,683
Derivative liabilities:
Accrued liabilities	—	(2)	—	(2)
Total fair value	$—	$16,681	$—	$16,681

Note 12 — Stockholders' Equity and Non-controlling Interest
The following tables summarize the changes in equity attributable to Quiksilver, Inc. and the non-controlling interests of its consolidated subsidiaries:

	Attributable to Quiksilver, Inc.	Non- controlling Interest	Total Stockholders’ Equity
In thousands
Balance, October 31, 2014	$53,876	$2,358	$56,234
Stock-based compensation expense	1,769	—	1,769
Employee stock purchase plan	374	—	374
Business disposition	—	(1,570)	(1,570)
Net loss and other comprehensive loss	(29,389)	(788)	(30,177)
Balance, January 31, 2015	$26,630	$—	$26,630

Balance, October 31, 2013	$366,247	$17,952	$384,199
Stock-based compensation expense	5,063	—	5,063
Exercise of stock options	2,465	—	2,465
Employee stock purchase plan	673	—	673
Transactions with non-controlling interest holders	(10,839)	(5,434)	(16,273)
Net loss and other comprehensive income	1,769	(464)	1,305
Balance, January 31, 2014	$365,378	$12,054	$377,432
The business disposition in the first quarter of fiscal 2015 reflects the Company's sale of Surfdome. See Note 15 — Discontinued Operations for further information. Transactions with non-controlling interest holders reflect the Company's acquisition of the remaining non-controlling interests of its Brazil and Mexico subsidiaries in the first quarter of fiscal 2014.
Note 13 — Litigation, Indemnities and Guarantees
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

Note 14 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income, net of tax, are as follows:

	Derivative Instruments	Foreign Currency Adjustments	Total
In thousands
Balance, October 31, 2014	$4,093	$53,195	$57,288
Net gains reclassified to COGS	(2,918)	—	(2,918)
Changes in fair value, net of tax	18,442	(34,143)	(15,701)
Balance, January 31, 2015	$19,617	$19,052	$38,669

Balance, October 31, 2013	$(4,591)	$78,509	$73,918
Net loss reclassified to COGS	186	—	186
Changes in fair value, net of tax	6,107	(20,715)	(14,608)
Balance, January 31, 2014	$1,702	$57,794	$59,496
Note 15 — Discontinued Operations
One of the elements of the Company’s strategy to improve profitability involves divesting or exiting certain non-core businesses. In November 2013, the Company completed the sale of Mervin Manufacturing, Inc, a manufacturer of snowboards and related products under the "Lib-Technologies" and "GNU" brands, ("Mervin") for $58 million. In January 2014, the Company completed the sale of substantially all of the assets of Hawk Designs, Inc. ("Hawk"), its subsidiary that owned and operated the "Hawk" brand, for $19 million. These transactions resulted in an after-tax gain of approximately $38 million during the first quarter of fiscal 2014, which is included in income from discontinued operations in the table below. In December 2014, the Company sold its majority stake in U.K.-based Surfdome Shop, Ltd., a multi-brand e-commerce retailer, ("Surfdome") for net proceeds of approximately $16 million, which included payments from Surfdome for all outstanding loans and trade receivables. The sale resulted in an after-tax gain of $7 million in the first quarter of fiscal 2015, which is included in income from discontinued operations in the table below. Accordingly, each of the Company's Mervin, Hawk and Surfdome businesses were classified as "held for sale" as of October 31, 2014 and are presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The Company’s sale of the Mervin and Hawk businesses generated income tax expense of approximately $10 million within discontinued operations during the first quarter of fiscal 2014. However, as the Company does not expect to pay income tax after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations.

The operating results of discontinued operations for the three months ended January 31, 2015 and 2014 are as follows:

	Three Months Ended January 31,
In thousands	2015	2014
Revenues, net	$13,239	$20,162
Income before income taxes	6,785	48,094
Provision for income taxes	53	10,477
Income from discontinued operations	6,732	37,617
Less: net loss attributable to non-controlling interest	788	103
Income from discontinued operations attributable to Quiksilver, Inc.	$7,520	$37,720
There were no assets classified as held for sale at January 31, 2015. The components of major assets and liabilities held for sale at October 31, 2014 were as follows:

In thousands	October 31, 2014
Assets:
Inventories	$19,659
Other	6,000
Total	$25,659
Liabilities:
Accounts payable	$12,520
Accrued liabilities	120
Deferred tax liabilities	626
Total	$13,266
Total assets held for sale as of October 31, 2014 by segment were as follows:

In thousands	October 31, 2014
Americas	$28
EMEA	25,631
APAC	—
Total	$25,659
Note 16 — Condensed Consolidation Financial Information
In July 2013, the Company issued $225 million aggregate principal amount of its 2020 Notes. These notes were issued in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). They were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside of the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. In November 2013, these notes were exchanged for publicly registered notes with identical terms. Obligations under the Company’s 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of its existing 100% owned domestic subsidiaries.
The Company presents condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations for the three months ended January 31, 2015 and 2014, the financial position as of January 31, 2015 and October 31, 2014, and cash flows for the three months ended January 31, 2015 and 2014, of Quiksilver, Inc., QS Wholesale, Inc., the 100% owned guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Three Months Ended January 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$71,536	$68,535	$229,897	$(29,230)	$340,854
Cost of goods sold	—	44,052	45,091	109,077	(26,810)	171,410
Gross profit	116	27,484	23,444	120,820	(2,420)	169,444
Selling, general and administrative expense	2,475	28,778	29,705	111,496	(1,950)	170,504
Asset impairments	—	—	—	255	—	255
Operating (loss)/income	(2,359)	(1,294)	(6,261)	9,069	(470)	(1,315)
Interest expense, net	11,645	747	(2)	6,012	—	18,402
Foreign currency (gain)/loss	(158)	(618)	402	1,031	—	657
Equity in earnings	(3,106)	(324)	—	—	3,430	—
(Loss)/income before provision/(benefit) for income taxes	(10,740)	(1,099)	(6,661)	2,026	(3,900)	(20,374)
Provision/(benefit) for income taxes	30	146	303	(2,563)	—	(2,084)
(Loss)/income from continuing operations	(10,770)	(1,245)	(6,964)	4,589	(3,900)	(18,290)
(Loss)/income from discontinued operations	—	—	(2)	6,734	—	6,732
Net (loss)/income	(10,770)	(1,245)	(6,966)	11,323	(3,900)	(11,558)
Net loss attributable to non-controlling interest	—	—	—	788	—	788
Net (loss)/income attributable to Quiksilver, Inc.	(10,770)	(1,245)	(6,966)	12,111	(3,900)	(10,770)
Other comprehensive loss	(18,619)	—	—	(18,619)	18,619	(18,619)
Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(29,389)	$(1,245)	$(6,966)	$(6,508)	$14,719	$(29,389)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Three Months Ended January 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$85,536	$98,741	$269,770	$(59,253)	$394,910
Cost of goods sold	—	51,264	68,202	119,784	(44,980)	194,270
Gross profit	116	34,272	30,539	149,986	(14,273)	200,640
Selling, general and administrative expense	9,025	55,966	22,668	121,057	(4,932)	203,784
Asset impairments	—	—	222	661	—	883
Operating (loss)/income	(8,909)	(21,694)	7,649	28,268	(9,341)	(4,027)
Interest expense, net	11,600	1,010	—	6,810	—	19,420
Foreign currency loss/(gain)	36	(10)	(224)	3,026	—	2,828
Equity in earnings	(35,932)	74	—	—	35,858	—
Income/(loss) before (benefit)/provision for income taxes	15,387	(22,768)	7,873	18,432	(45,199)	(26,275)
(Benefit)/provision for income taxes	—	(6,169)	(3,945)	5,729	—	(4,385)
Income/(loss) from continuing operations	15,387	(16,599)	11,818	12,703	(45,199)	(21,890)
Income from discontinued operations	—	23,922	13,531	164	—	37,617
Net income	15,387	7,323	25,349	12,867	(45,199)	15,727
Net income attributable to non-controlling interest	—	—	—	464	—	464
Net income attributable to Quiksilver, Inc.	15,387	7,323	25,349	13,331	(45,199)	16,191
Other comprehensive loss	(14,422)	—	—	(14,422)	14,422	(14,422)
Comprehensive income/(loss) attributable to Quiksilver, Inc.	$965	$7,323	$25,349	$(1,091)	$(30,777)	$1,769

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
January 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$157	$17,392	$(4,353)	$47,460	$—	$60,656
Restricted cash	—	—	—	1,745	—	1,745
Trade accounts receivable, net	—	44,120	22,138	192,694	—	258,952
Other receivables	10	2,185	1,476	47,459	(29)	51,101
Inventories	—	33,719	75,499	218,634	(21,733)	306,119
Deferred income taxes	—	21,554	—	4,533	(21,554)	4,533
Prepaid expenses and other current assets	1,593	8,705	3,039	17,978	—	31,315
Intercompany balances	—	256,475	—	—	(256,475)	—
Total current assets	1,760	384,150	97,799	530,503	(299,791)	714,421
Restricted cash	—	—	—	3,918	—	3,918
Fixed assets, net	19,754	32,336	21,783	120,234	—	194,107
Intangible assets, net	8,533	43,655	1,109	83,868	—	137,165
Goodwill	—	61,983	11,089	6,733	—	79,805
Other assets	6,682	4,955	916	27,393	—	39,946
Deferred income taxes long-term	30,807	—	2,052	14,352	(32,859)	14,352
Investment in subsidiaries	728,200	1,849	—	—	(730,049)	—
Total assets	$795,736	$528,928	$134,748	$787,001	$(1,062,699)	$1,183,714
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$31,093	$—	$31,093
Accounts payable	2,373	36,163	18,760	116,794	—	174,090
Accrued liabilities	29,258	12,435	6,157	53,741	—	101,591
Current portion of long-term debt	—	600	—	1,661	—	2,261
Income taxes payable	—	720	—	1,814	(29)	2,505
Deferred income taxes	31,450	—	4,925	4,669	(21,554)	19,490
Intercompany balances	203,267	—	39,528	13,680	(256,475)	—
Total current liabilities	266,348	49,918	69,370	223,452	(278,058)	331,030
Long-term debt	501,556	28,580	—	239,912	—	770,048
Other long-term liabilities	1,202	7,178	7,514	18,808	—	34,702
Deferred income taxes long-term	—	38,052	—	16,111	(32,859)	21,304
Total liabilities	769,106	123,728	76,884	498,283	(310,917)	1,157,084
Stockholders’/invested equity	26,630	405,200	57,864	288,718	(751,782)	26,630
Total liabilities and equity	$795,736	$528,928	$134,748	$787,001	$(1,062,699)	$1,183,714

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
October 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$158	$2,867	$(2,701)	$46,340	$—	$46,664
Restricted cash	—	—	—	4,687	—	4,687
Trade accounts receivable, net	—	51,663	34,779	224,572	—	311,014
Other receivables	10	3,402	1,071	36,644	(280)	40,847
Inventories	—	25,681	72,761	203,529	(17,454)	284,517
Deferred income taxes	—	21,554	—	4,926	(21,554)	4,926
Prepaid expenses and other current assets	1,579	6,209	2,941	17,351	—	28,080
Intercompany balances	—	258,808	—	—	(258,808)	—
Current portion of assets held for sale	—	—	28	20,237	—	20,265
Total current assets	1,747	370,184	108,879	558,286	(298,096)	741,000
Restricted cash	—	16,514	—	—	—	16,514
Fixed assets, net	20,381	34,408	21,259	137,720	—	213,768
Intangible assets, net	6,674	43,815	1,150	83,871	—	135,510
Goodwill	—	61,982	11,089	7,551	—	80,622
Other assets	7,097	5,160	1,255	33,574	—	47,086
Deferred income taxes long-term	30,807	—	2,052	16,088	(32,859)	16,088
Investment in subsidiaries	722,935	1,525	—	—	(724,460)	—
Assets held for sale, net of current portion	—	—	—	5,394	—	5,394
Total assets	$789,641	$533,588	$145,684	$842,484	$(1,055,415)	$1,255,982
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$32,929	$—	$32,929
Accounts payable	4,582	40,942	22,008	100,775	—	168,307
Accrued liabilities	17,887	15,092	7,230	72,492	—	112,701
Current portion of long-term debt	—	600	—	1,832	—	2,432
Income taxes payable	—	—	—	1,404	(280)	1,124
Deferred income taxes	31,450	—	4,925	4,807	(21,554)	19,628
Intercompany balances	179,251	—	39,265	40,292	(258,808)	—
Current portion of assets held for sale	—	—	6	13,260	—	13,266
Total current liabilities	233,170	56,634	73,434	267,791	(280,642)	350,387
Long-term debt	501,416	22,657	—	269,156	—	793,229
Other long-term liabilities	1,179	9,800	7,420	20,943	—	39,342
Deferred income taxes long-term	—	38,052	—	11,597	(32,859)	16,790
Total liabilities	735,765	127,143	80,854	569,487	(313,501)	1,199,748
Stockholders’/invested equity	53,876	406,445	64,830	270,639	(741,914)	53,876
Non-controlling interest	—	—	—	2,358	—	2,358
Total liabilities and equity	$789,641	$533,588	$145,684	$842,484	$(1,055,415)	$1,255,982

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Three Months Ended January 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(10,770)	$(1,245)	$(6,966)	$11,323	$(3,900)	$(11,558)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	—	2	(6,734)	—	(6,732)
Depreciation and amortization	738	2,373	1,573	6,074	—	10,758
Stock-based compensation	1,769	—	—	—	—	1,769
Provision for doubtful accounts	—	82	206	1,310	—	1,598
Asset impairments	—	—	—	255	—	255
Equity in earnings	(3,106)	(324)	—	596	3,430	596
Non-cash interest expense	507	299	—	51	—	857
Deferred income taxes	—	—	—	(5,225)	—	(5,225)
Other adjustments to reconcile net (loss)/income	(154)	(615)	384	80	—	(305)
Changes in operating assets and liabilities:
Trade accounts receivable	—	7,461	12,437	12,329	—	32,227
Inventories	—	(8,038)	(2,267)	(29,889)	470	(39,724)
Intercompany	16,346	18,607	(28,061)	(6,892)	—	—
Other operating assets and liabilities	8,992	(10,697)	(2,109)	14,483	—	10,669
Cash (used in)/provided by operating activities of continuing operations	14,322	7,903	(24,801)	(2,239)	—	(4,815)
Cash used in operating activities of discontinued operations	—	—	(2)	4,670	—	4,668
Net cash (used in)/provided by operating activities	14,322	7,903	(24,803)	2,431	—	(147)
Cash flows from investing activities:
Proceeds from the sale of properties and equipment	—	—	—	455	—	455
Capital expenditures	(2,000)	(887)	(4,318)	(8,739)	—	(15,944)
Changes in restricted cash	—	16,514	—	(976)	—	15,538
Cash used in investing activities of continuing operations	(2,000)	15,627	(4,318)	(9,260)	—	49
Cash provided by investing activities of discontinued operations	—	—	—	10,713	—	10,713
Net cash (used in)/provided by investing activities	(2,000)	15,627	(4,318)	1,453	—	10,762
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	11,770	—	11,770
Payments on lines of credit	—	—	—	(16,575)	—	(16,575)
Borrowings on long-term debt	—	22,515	—	20,219	—	42,734
Payments on long-term debt	—	(16,600)	—	(15,820)	—	(32,420)
Stock option exercises and employee stock purchases	372	—	—	—	—	372
Intercompany	(12,549)	(14,920)	27,469	—	—	—
Cash provided by financing activities of continuing operations	(12,177)	(9,005)	27,469	(406)	—	5,881
Net cash provided by financing activities	(12,177)	(9,005)	27,469	(406)	—	5,881
Effect of exchange rate changes on cash	(146)	—	—	(2,358)	—	(2,504)
Net increase/(decrease) in cash and cash equivalents	(1)	14,525	(1,652)	1,120	—	13,992
Cash and cash equivalents, beginning of period	158	2,867	(2,701)	46,340	—	46,664
Cash and cash equivalents, end of period	$157	$17,392	$(4,353)	$47,460	$—	$60,656

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Three Months Ended January 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$15,387	$7,323	$25,349	$12,867	$(45,199)	$15,727
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	(23,922)	(13,531)	(164)	—	(37,617)
Depreciation and amortization	585	2,589	1,330	6,041	—	10,545
Stock-based compensation	5,063	—	—	—	—	5,063
Provision for doubtful accounts	—	1,088	(209)	783	—	1,662
Asset impairments	—	—	222	661	—	883
Equity in earnings	(35,932)	74	—	352	35,858	352
Non-cash interest expense	462	239	—	213	—	914
Deferred income taxes	—	—	—	5	—	5
Other adjustments to reconcile net income	35	(9)	(219)	2,992	—	2,799
Changes in operating assets and liabilities:
Trade accounts receivable	—	10,795	12,403	38,707	—	61,905
Inventories	—	(8,275)	(2,386)	(29,849)	9,341	(31,169)
Other operating assets and liabilities	12,141	(11,998)	(16,366)	(18,962)	—	(35,185)
Cash (used in)/provided by operating activities of continuing operations	(2,259)	(22,096)	6,593	13,646	—	(4,116)
Cash used in by operating activities of discontinued operations	—	—	(1,861)	(5,334)	—	(7,195)
Net cash (used in)/provided by operating activities	(2,259)	(22,096)	4,732	8,312	—	(11,311)
Cash flows from investing activities:
Capital expenditures	(1,970)	(2,397)	(1,299)	(4,892)	—	(10,558)
Changes in restricted cash	—	(60,214)	—	(403)	—	(60,617)
Cash used in investing activities of continuing operations	(1,970)	(62,611)	(1,299)	(5,295)	—	(71,175)
Cash provided by/(used) in investing activities of discontinued operations	—	58,060	18,991	(332)	—	76,719
Net cash (used in)/provided by investing activities	(1,970)	(4,551)	17,692	(5,627)	—	5,544
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	18,904	—	18,904
Payments on lines of credit	—	—	—	(16,591)	—	(16,591)
Borrowings on long-term debt	—	40,500	—	11,562	—	52,062
Payments on long-term debt	—	(18,500)	—	(15,279)	—	(33,779)
Payments of debt issuance costs	(373)	38	—	—	—	(335)
Stock option exercises and employee stock purchases	3,138	—	—	—	—	3,138
Intercompany	1,463	8,134	(24,659)	15,062	—	—
Cash provided by/(used in) financing activities of continuing operations	4,228	30,172	(24,659)	13,658	—	23,399
Net cash provided by/(used in) financing activities	4,228	30,172	(24,659)	13,658	—	23,399
Effect of exchange rate changes on cash	—	—	—	(4,924)	—	(4,924)
Net (decrease)/increase in cash and cash equivalents	(1)	3,525	(2,235)	11,419	—	12,708
Cash and cash equivalents, beginning of period	35	3,733	296	53,216	—	57,280
Cash and cash equivalents, end of period	$34	$7,258	$(1,939)	$64,635	$—	$69,988

Note 17 — Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company's consolidated financial statements for the year ended October 31, 2014, the Company identified errors related to inappropriate revenue cutoff (revenues inappropriately recognized prior to meeting the GAAP revenue recognition criteria) that impacted prior periods, including each quarter of fiscal 2014 and earlier periods. The Company determined that certain shipments previously reported as revenue in its Americas wholesale channel did not meet the criteria for revenue recognition until the subsequent quarter when the shipments were delivered to, and accepted by, its wholesale customers. The impact of the inappropriate revenue cutoff was to understate net revenue and gross margin and to overstate accumulated deficit for the three month period ended January 31, 2014. For fiscal 2014 as a whole, the impact of this error was to overstate net revenue and gross margin and to understate accumulated deficit.
The Company assessed the materiality of these errors to each of the 2014, 2013 and 2012 fiscal years, as well as to each quarter of fiscal 2014, in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the errors were not material to any of these periods. However, the Company also concluded that recording an out of period correction would be material to the three months ended January 31, 2015, as it would materially understate first quarter results and key revenue trends within its Americas segment. Consequently, in accordance with SAB No. 108, the accompanying condensed consolidated statement of operations for the first quarter ended January 31, 2014 and condensed consolidated balance sheet as of October 31, 2014 have been revised to correct for these immaterial errors.
During the first quarter of fiscal 2015, the Company also identified an error in the recording of estimated non-cash impairment charges within discontinued operations related to Surfdome in the fourth quarter of fiscal 2014. The impact of this error was to understate assets held for sale, accumulated other comprehensive income, and non-controlling interest, and to overstate accumulated deficit as of October 31, 2014. The Company assessed the materiality of this error and concluded it was not material to previously reported annual and interim amounts. The Company corrected the error in the first quarter of fiscal 2015 in connection with the closing of the sale of Surfdome.

The table below is a summary of the impact of these corrections:

In thousands	As Previously Reported	As Restated
Selected Balance Sheet Data:
At October 31, 2014:
Trade accounts receivable	$319,840	$311,014
Inventories	278,780	284,517
Total current assets	744,089	741,000
Assets held for sale, net of current portion	2,987	5,394
Total assets	1,256,664	1,255,982
Income taxes payable	1,156	1,124
Current portion of assets held for sale	12,640	13,266
Total current liabilities	349,793	350,387
Total liabilities	1,199,154	1,199,748
Accumulated deficit	(585,263)	(587,407)
Accumulated other comprehensive income	57,298	57,288
Total Quiksilver, Inc. stockholders' equity	56,030	53,876
Non-controlling interest	1,480	2,358
Total equity	57,510	56,234

Selected Statement of Operations Data:
For the Three Months Ended January 31, 2014:
Revenues, net	$392,612	$394,910
Gross margin	199,836	200,640
Operating loss	(4,831)	(4,027)
Loss from continuing operations	(22,694)	(21,890)
Net income attributable to Quiksilver, Inc.	15,387	16,191
Net income per share attributable to Quiksilver, Inc.	$0.09	$0.10

Selected Americas Segment Data:
For the Three Months Ended January 31, 2014:
Revenues, net	$173,165	$175,463
Gross margin	75,110	75,914
Operating loss	(14,673)	(13,869)

Selected Segment Data:
At October 31, 2014:
Americas identifiable assets	$467,920	$464,831
EMEA identifiable assets	510,896	513,303
The correction of these errors had no net impact on the Company’s net cash used in operating activities for the three months ended January 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver,” “we,” “us,” “our,” or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. The following management discussion and analysis (MD&A) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended October 31, 2014 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock or senior notes.
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are often, but not always, identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “outlook,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	the matters discussed below under "Known or Anticipated Trends"; and

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and

•	our expectations regarding our level of capital expenditures in fiscal 2015; and

•	our expectations regarding the future performance of our business.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to execute our mission and strategies;

•	our ability to achieve the financial results that we anticipate;

•	our ability to improve our business performance;

•	our ability to effectively transition our supply chain and certain other business processes to global scope;

•	future expenditures for capital projects;

•	increases in production costs and raw materials and disruptions in the supply chains for these materials;

•	deterioration of global economic conditions and credit and capital markets;

•	potential non-cash asset impairment charges for goodwill, intangible assets or other assets;

•	our ability to continue to maintain our brand image and reputation;

•	foreign currency exchange rate and interest rate fluctuations;

•	our ability to remain compliant with our debt covenants;

•	payments due on contractual commitments and other debt obligations;

•	our ability to finance our operations;

•	the impact of labor disruptions or restrictions in the timely transportation of products;

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia;

•	the occurrence of hostilities or catastrophic events;

•	changes in customer demand; and

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
Business Overview
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. We reincorporated in Delaware and went public in 1986 and, in subsequent years, acquired the worldwide licenses and trademarks that created the global company that we are today. Our business is rooted in the strong heritage and authenticity of our core brands, Quiksilver, Roxy and DC, each of which caters to the casual, outdoor lifestyle associated with surfing, skateboarding, snowboarding, BMX and motocross, among other activities. Today, our products are sold in over 115 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, sporting goods stores, discount centers, specialty stores, select department stores, and licensed stores), 713 Company-owned retail stores, and via our e-commerce websites. We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South, and Central America, includes revenues primarily from the United States, Canada, Brazil, and Mexico. Our EMEA segment, consisting of Europe, the Middle East, and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. Our APAC segment, consisting of Australia, New Zealand, and Pacific Rim markets, includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan, and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations along with revenues from sourcing services for our licensees. For information regarding the operating income and identifiable assets attributed to our operating segments, see Note 3 —Segment Information, to our condensed consolidated financial statements.
Known or Anticipated Trends
Based on our recent operating results and current perspective on our operating environment, we anticipate certain trends continuing to impact our operating results over the next few quarters, including:

•
Year-over-year net revenue comparisons continuing to be unfavorable due primarily to the impact of licensing and currency exchange rates. Within this trend, we expect the rate of year-over-year net revenue erosion to decrease in the North America and EMEA wholesale channels. Also, we expect continued net revenue growth in our emerging markets and our e-commerce channel; and

•	Year-over-year SG&A reductions continuing due to expense reduction initiatives implemented in fiscal 2014 and 2015, as well as the impact of foreign currency exchange rates; and

•	Capital expenditures continuing below prior year capital investment levels.
Discontinued Operations
In order to improve our focus on the operations and development of our three core brands (Quiksilver, Roxy and DC), we have divested certain non-core businesses. In November 2013, we completed the sale of Mervin Manufacturing, Inc. ("Mervin"), a manufacturer of snowboards and related products, for $58 million. In January 2014, we completed the sale of substantially all of the assets of Hawk Designs, Inc. ("Hawk"), our subsidiary that owned and operated the "Hawk" brand, for $19 million. The sale of Mervin and Hawk generated a net after-tax gain of approximately $38 million, which is included in income from discontinued operations for the first quarter of fiscal 2014. Our sale of the Mervin and Hawk businesses generated income tax expense of approximately $10 million during the first quarter of fiscal 2014 within discontinued operations. However, as we did not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. In December 2014, we sold our 51% ownership stake in Surfdome Shop Ltd., a multi-brand e-commerce business ("Surfdome"). At the completion of the sale, we received net proceeds of approximately $16 million, which included payments to us from Surfdome for all outstanding loans and trade receivables. The transaction resulted in an after-tax gain of $7 million, which is included in income from discontinued operations.
The Mervin, Hawk and Surfdome businesses are presented as discontinued operations in our condensed consolidated financial statements for all periods presented. See Note 15 — Discontinued Operations, to our condensed consolidated financial statements for further discussion of the operating results of our discontinued businesses.
Restatement of Prior Period Financial Statements
Subsequent to the issuance of our consolidated financial statements for the year ended October 31, 2014, we identified and corrected certain immaterial errors related to inappropriate net revenue cutoff in fiscal 2014, 2013 and 2012. During the first quarter of fiscal 2015, we also identified an error in the recording of estimated non-cash impairment charges within discontinued operations related to Surfdome in the fourth quarter of fiscal 2014. See Note 17 — Restatement of Prior Period Financial Statements, in our condensed consolidated financial statements contained elsewhere in this report for additional details. Consequently, the condensed consolidated statement of operations for the first quarter of fiscal 2014 and balance sheet as of October 31, 2014 have been revised to correct for these immaterial errors. MD&A included herein is based on the revised financial results.
Results of Operations
The following table sets forth selected statement of operations data expressed as a percentage of net revenues for the first quarter of fiscal 2015 and 2014. The discussion of our operating results from continuing operations that follows should be read in conjunction with the table.

	Three Months Ended January 31,
	2015	2014
Statements of Operations data
Revenues, net	100.0%	100.0%
Gross profit	49.7%	50.8%
Selling, general and administrative expense	50.0%	51.6%
Asset impairments	0.1%	0.2%
Operating loss	(0.4)%	(1.0)%
Interest expense, net	5.4%	4.9%
Foreign currency loss	0.2%	0.7%
Loss before benefit for income taxes	(6.0)%	(6.7)%
First Quarter (Three Months) Ended January 31, 2015 Compared to First Quarter (Three Months) Ended January 31, 2014

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
The following tables present net revenues from continuing operations by segment, brand, channel and product group on an as reported (GAAP) basis, and on a constant currency continuing category (non-GAAP) basis, for the first three months of fiscal 2015 and 2014:

Revenues, net – by Segment
Net revenues by segment, in both historical and a constant currency continuing category basis, for the first quarter of fiscal 2015 and 2014 were as follows:

In millions	Americas	EMEA	APAC	Corporate	Total
Three Months Ended January 31, 2015
Net revenues as reported	$148	$126	$66	$1	$341
Less licensing revenues from licensed product categories	(1)	—	—	—	(1)
Constant currency continuing category net revenues	$147	$126	$66	$1	$340

Three Months Ended January 31, 2014
Net revenues as reported	$175	$149	$70	$1	$395
Impact of fiscal 2015 foreign exchange rates	(4)	(20)	(6)	—	(30)
Less wholesale net revenues from licensed product categories	(11)	—	—	—	(11)
Constant currency continuing category net revenues	$160	$129	$64	$1	$354

Change in net revenues as reported ($)	$(27)	$(23)	$(4)	$—	$(54)
Change in net revenues as reported (%)	(15)%	(15)%	(6)%	—%	(14)%
Change in constant currency continuing category net revenues ($)	$(13)	$(3)	$2	$—	$(14)
Change in constant currency continuing category net revenues (%)	(8)%	(2)%	3%	—%	(4)%
Net revenues in our Americas segment decreased $27 million, or 15%, on an as reported basis during the first quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $4 million of this decrease. In addition, our licensing of peripheral product categories contributed $11 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $13 million, or 8%, due to a reduction in apparel category net revenues of $13 million in the Americas wholesale channel. Americas wholesale apparel net revenues decreased across all three core brands, but more significantly in the DC and Roxy brands. Net revenues in the emerging markets of Brazil and Mexico increased by a combined 12% on an as reported basis (23% in constant currency). Net revenues in the Americas retail and e-commerce channels increased on a constant currency continuing category basis in the first quarter of fiscal 2015, offsetting some of the net revenue decline in the wholesale channel.
Net revenues in our EMEA segment decreased $23 million, or 15%, on an as reported basis during the first quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $20 million of this decrease. Our licensing of peripheral product categories did not materially affect the EMEA region. Net revenues on a constant currency continuing category basis decreased by $3 million, or 2%, primarily due to a reduction in apparel net revenues of $11 million in the wholesale channel. EMEA wholesale apparel net revenues decreased across all three core brands, but more significantly in the Quiksilver and Roxy brands. Net revenues in the emerging market of Russia decreased 29% on an as reported basis, but increased 13% on a constant currency basis, reflecting the significant negative impact of currency exchange rate changes in Russia. Net revenues in the e-commerce channel increased significantly on a constant currency continuing category basis in the first quarter of fiscal 2015, offsetting some of the net revenue decline in the wholesale channel.
Net revenues in our APAC segment decreased by $4 million, or 6%, on an as reported basis during the first quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $6 million of this decrease. Our licensing of peripheral product categories did not affect the APAC region. Net revenues on a constant currency continuing category basis increased by $2 million, or 3%, primarily due to e-commerce channel net revenue growth. Net revenues in the emerging markets of China, South Korea, Taiwan and Indonesia increased by a combined 15% on an as reported basis (20% in constant currency).
Aggregate net revenues in our emerging markets, which include Brazil, Mexico, Russia, Indonesia, South Korea, China, and Taiwan, increased 3% versus the prior year period on an as reported basis (20% in constant currency). These markets are reported within their respective regional segments above.

Revenues, net – By Brand
Net revenues by brand, in both historical and a constant currency continuing category basis, for the first quarter of fiscal 2015 and 2014 were as follows:

In millions	Quiksilver	Roxy	DC	Other	Total
Three Months Ended January 31, 2015
Net revenues as reported	$141	$100	$89	$11	$341
Less licensing revenues from licensed product categories	(1)	—	—	—	(1)
Constant currency continuing category net revenues	$140	$100	$89	$11	$340

Three Months Ended January 31, 2014
Net revenues as reported	$164	$118	$103	$10	$395
Impact of fiscal 2015 foreign exchange rates	(13)	(8)	(8)	(1)	(30)
Less wholesale net revenues from licensed product categories	(5)	(3)	(3)	—	(11)
Constant currency continuing category net revenues	$146	$107	$92	$9	$354

Change in net revenues as reported ($)	$(23)	$(18)	$(14)	$1	$(54)
Change in net revenues as reported (%)	(14)%	(15)%	(14)%	10%	(14)%
Change in constant currency continuing category net revenues ($)	$(6)	$(7)	$(3)	$2	$(14)
Change in constant currency continuing category net revenues (%)	(4)%	(7)%	(3)%	22%	(4)%
Quiksilver brand net revenues decreased $23 million, or 14%, on an as reported basis in the first quarter of fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $13 million of this decrease. Our licensing of peripheral product categories contributed $5 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $6 million, or 4%, primarily due to lower apparel net revenues in the EMEA wholesale channel.
Roxy brand net revenues decreased $18 million, or 15%, on an as reported basis in the first quarter of fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $8 million of this decrease. Our licensing of peripheral product categories contributed $3 million of this decrease. Net revenues on a constant currency continuing category basis decreased $7 million, or 7%, primarily due to lower apparel net revenues in the Americas and EMEA wholesale channels.
DC brand net revenues decreased $14 million, or 14%, on an as reported basis in the first quarter of fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $8 million of this decrease. Our licensing of peripheral product categories contributed $3 million of this decrease. Net revenues on a constant currency continuing category basis decreased $3 million, or 3%, primarily due to lower apparel net revenues in the Americas and EMEA wholesale channels.

Revenues, net – By Channel
Net revenues by channel, in both historical and a constant currency continuing category basis, for the first quarter of fiscal 2015 and 2014 were as follows:

In millions	Wholesale	Retail	E-com	Licensing	Total
Three Months Ended January 31, 2015
Net revenues as reported	$192	$119	$27	$3	$341
Less licensing revenues from licensed product categories	—	—	—	(1)	(1)
Constant currency continuing category net revenues	$192	$119	$27	$2	$340

Three Months Ended January 31, 2014
Net revenues as reported	$239	$131	$23	$2	$395
Impact of fiscal 2015 foreign exchange rates	(17)	(12)	(1)	—	(30)
Less wholesale net revenues from licensed product categories	(11)	—	—	—	(11)
Constant currency continuing category net revenues	$211	$119	$22	$2	$354

Change in net revenues as reported ($)	$(47)	$(12)	$4	$1	$(54)
Change in net revenues as reported (%)	(20)%	(9)%	17%	50%	(14)%
Change in constant currency continuing category net revenues ($)	$(19)	$—	$5	$—	$(14)
Change in constant currency continuing category net revenues (%)	(9)%	—%	23%	—%	(4)%
Wholesale net revenues decreased $47 million, or 20%, on an as reported basis in the first quarter of fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $17 million of this decrease. Our licensing of peripheral product categories contributed $11 million of this decrease. On a constant currency continuing category basis, wholesale net revenues decreased $19 million, or 9%, primarily due to lower apparel net revenues in our Americas and EMEA wholesale channels. Wholesale channel apparel net revenues decreased in each core brand.
Retail net revenues decreased $12 million, or 9%, on as reported basis in the first quarter of fiscal 2015 versus the prior year. Changes in foreign currency exchange rates accounted for substantially all of this decrease. Our licensing of peripheral product categories did not affect the retail channel. Global retail same-store sales were down 3% in the first quarter of fiscal 2015, which was offset by 68 net new store openings during the previous twelve months. On a constant currency continuing category basis, retail net revenues were flat versus the prior year.
E-commerce net revenues increased $4 million, or 17%, on an as reported basis in the first quarter of fiscal 2015 versus the prior year. Changes in foreign currency exchange rates resulted in a $1 million decrease in net revenues. Our licensing of peripheral product categories did not affect the e-commerce channel. E-commerce net revenues increased in our EMEA and APAC segments as we expanded our online service area. E-commerce net revenues increased across all three core brands.

Revenues, net – By Product Group
Net revenues by product group, in both historical and a constant currency continuing category basis, for the first quarter of fiscal 2015 and 2014 were as follows:

In millions	Apparel and Accessories	Footwear	Total
Three Months Ended January 31, 2015
Net revenues as reported	$252	$89	$341
Less licensing revenue from licensed product categories	(1)	—	(1)
Constant currency continuing category net revenues	$251	$89	$340

Three Months Ended January 31, 2014
Net revenues as reported	$306	$89	$395
Impact of fiscal 2015 foreign exchange rates	(24)	(6)	(30)
Less licensing revenue from licensed product categories	(11)	—	(11)
Constant currency continuing category net revenues	$271	$83	$354

Change in net revenues as reported ($)	$(54)	$—	$(54)
Change in net revenues as reported (%)	(18)%	—%	(14)%
Change in constant currency continuing category net revenues ($)	$(20)	$6	$(14)
Change in constant currency continuing category net revenues (%)	(7)%	7%	(4)%
Apparel and accessories net revenues decreased $54 million, or 18%, on an as reported basis in the first quarter of fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $24 million of this decrease. Our licensing of peripheral product categories contributed $11 million of this decrease. On a constant currency continuing category basis, net revenues decreased $20 million, or 7%, primarily due to net revenue declines in the wholesale channel across all three core brands.
Footwear net revenues were flat on an as reported basis in the first quarter of fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed a $6 million decrease in net revenues. Our licensing of peripheral product categories did not affect our footwear product group. On a constant currency continuing category basis, net revenues increased $6 million, or 7%, with increases in each core brand and each channel.
Gross Profit
Gross profit decreased to $169 million in the first quarter of fiscal 2015 from $201 million in the comparable period of the prior year. Gross margin, or gross profit as a percentage of net revenues, declined to 49.7% in the first quarter of fiscal 2015 versus 50.8% in the prior year period. This 110 basis point decrease in gross margin was primarily due to unfavorable foreign currency exchange rate impacts (approximately 130 basis points), increased discounting in the Americas and EMEA wholesale channels (approximately 70 basis points), and increased air freight and other distribution costs associated with the U.S. West Coast port dispute (approximately 20 basis points), partially offset by net revenue growth from our higher margin direct-to-consumer channels (approximately 110 basis points).
Gross margin by regional segment for the first quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended January 31,		Basis Point (bp) Change Increase (Decrease)
By regional segment	2015	2014
Americas	43.5%	43.3%	20 bp
EMEA	56.0%	58.8%	(280) bp
APAC	55.3%	52.7%	260 bp
Consolidated	49.7%	50.8%	(110) bp

Selling, General and Administrative Expense (“SG&A”)
SG&A from continuing operations decreased $33 million, or 16%, to $171 million in the first quarter of fiscal 2015 from $204 million in the prior year period. Changes in foreign currency exchange rates contributed approximately $13 million of this decrease. Of the remaining $20 million decrease, $11 million was attributable to reductions in employee compensation, $4 million was attributable to reduced professional fees, and the remainder was attributable to smaller savings from logistics, facilities, travel and other expenses.

SG&A by segment (in millions) as reported for the first quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended January 31,		$ Change Increase (Decrease)
In millions	2015	2014
Americas	$70	$90	$(20)
EMEA	66	78	(12)
APAC	35	33	1
Corporate Operations	—	3	(3)
Consolidated	$171	$204	$(33)
SG&A by segment for the first quarter of fiscal 2014 has been reclassified to conform to the current year presentation as a result of the Company's centralization of certain global business functions. The decrease in Americas segment SG&A was primarily due to reductions in employee compensation, professional fees, and logistics expenses. The decrease in EMEA segment SG&A was primarily due to changes in foreign currency exchange rates and logistics expense reductions. The increase in APAC segment SG&A was primarily due to the allocation of certain expenses associated with global business functions. The decrease in Corporate Operations SG&A was primarily due to expense reduction initiatives and organizational changes that transitioned responsibility for certain costs to our other segments.
Asset Impairments
Asset impairment charges were $0.3 million in the first quarter of fiscal 2015 compared to $0.9 million in the first quarter of fiscal 2014, all related to under-performing retail stores.
Non-Operating Expenses
Net interest expense for the first quarter of fiscal 2015 was $18 million compared to $19 million in the first quarter of fiscal 2014. This decrease was primarily due to the impact of changes in foreign currency exchange rates on our euro-denominated interest expense and decreased year-over-year average net borrowings on our revolving credit lines.
Our foreign currency loss was $1 million in the first quarter of fiscal 2015 compared to $3 million in the prior year period. The reduction in currency translation loss resulted primarily from classifying certain investments made in our subsidiaries as long-term, which reduced our foreign currency exposure.
Our income tax benefit for the first quarter of fiscal 2015 was $2 million compared to $4 million in the first quarter of fiscal 2014. Our hedging instruments in Europe generated tax expense of approximately $5 million within other comprehensive income in the first quarter of fiscal 2015. However, as we do not expect to pay income tax after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. Before this income tax benefit, we generated income tax expense in the first quarter of 2015 as we recorded tax expense in certain jurisdictions, but were unable to record certain tax benefits against losses in those jurisdictions where we have previously recorded valuation allowances.
Net Loss from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. for the first quarter of fiscal 2015 was $18 million, or $0.11 per share, compared to net loss of $22 million, or $0.13 per share, in the comparable period of the prior year. The lower net loss in the current year was primarily due to net savings in SG&A exceeding the reduction in gross profit generated from lower net revenues compared to the prior year period.

Financial Position, Capital Resources and Liquidity
The following table shows our cash, working capital and total indebtedness as of the dates indicated:

In millions	January 31, 2015	October 31, 2014	$ Change Increase (Decrease)	% Change Increase (Decrease)
Cash and cash equivalents	$61	$47	$14	30%
Restricted cash	6	21	(15)	(71)%
Working capital	383	391	(8)	(2)%
Total indebtedness	803	829	(26)	(3)%
We believe that our cash flows from operations, cash on hand, and restricted cash, together with our existing credit facilities, will be adequate to fund our capital requirements for at least the next twelve months. At January 31, 2015, we had $61 million of cash on hand, $6 million in restricted cash, $60 million available on our credit facilities, and $15 million available for additional letters of credit in EMEA. Taken together, this represents cash and credit facility availability of $141 million at January 31, 2015. Our primary credit facilities mature in October 2016 and May 2018. We have no principal payments due on our 2017, 2018 or 2020 Notes before December 2017. Although we have experienced significant operating losses and cash flow volatility in recent years, we believe we have adequate liquidity to continue executing our plans to drive net revenue growth and operating efficiencies, as well as to provide adequate liquidity to each of our segments. Restricted cash at January 31, 2015 includes $4 million of the remaining proceeds from our sale of the Surfdome business during the first quarter of fiscal 2015. We expect to utilize the remaining proceeds during fiscal 2015.
Cash Flows

Cash Flows from Operating Activities
Net cash used in operating activities was $0.1 million for the three months ended January 31, 2015, a decrease in cash used of $11 million versus the comparable prior year period. The following table summarizes the major categories of changes in cash flows from operations for the three months ended January 31, 2015 and 2014:

	Three Months Ended January 31,
In thousands	2015	2014	Change
Net (loss)/income	$(11,558)	$15,727	$(27,285)
Net effect of non-cash reconciling adjustments	3,571	(15,394)	18,965
Cash provided by/(used in) operating assets and liabilities	3,172	(4,449)	7,621
Cash used in operating activities of continuing operations	(4,815)	(4,116)	(699)
Cash provided by/(used in) operating activities of discontinued operations	4,668	(7,195)	11,863
Net cash used in operating activities	$(147)	$(11,311)	$11,164

This $11 million improvement in net cash used in operating activities was primarily attributable to a $12 million improvement in cash provided to operating activities from discontinued operations. Net cash used in operating activities of continuing operations was $5 million and $4 million in the first quarter of fiscal 2015 and 2014, respectively.

Cash Flows from Investing Activities
Net cash provided by investing activities was $11 million in the first quarter of fiscal 2015, an increase of $5 million compared to the prior year. This increase was primarily attributable to an improvement in net restricted cash provided of $10 million in the first quarter of fiscal 2015 compared to the prior year, partially offset by an increase in capital expenditures of $5 million. Capital expenditures in the first quarter of fiscal 2015 were primarily focused on company-owned retail stores. We expect capital expenditures in fiscal 2015 to be approximately $25 million. We intend to fund these expenditures from cash on hand, restricted cash, operating cash flows, and availability on our credit facilities.

Cash Flows from Financing Activities
Net cash provided by financing activities was $6 million in the first quarter of fiscal 2015, a decrease of $17 million compared to the prior year. This decrease in cash provided was primarily attributable to reductions in comparative net borrowings under our credit facilities of $15 million and proceeds from stock option exercises of $3 million.

Working Capital - Trade Accounts Receivable and Inventories

Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. Our net trade accounts receivable decreased $52 million to $259 million at January 31, 2015 compared to $311 million at October 31, 2014 due to the typical seasonality of our business. Compared to January 31, 2014, our net trade accounts receivable decreased $72 million, due primarily to our wholesale net revenue decline, and our average days sales outstanding (“DSO”) remained flat.
Our net inventories increased $22 million to $306 million at January 31, 2015 compared to $285 million at October 31, 2014. Compared to January 31, 2014, net inventories decreased $59 million and inventory days on hand decreased 6%. The decrease in net inventories was primarily due to tighter buying practices versus the comparable prior year period.
Income Taxes
As of January 31, 2015, our liability for uncertain tax positions exclusive of interest and penalties, was approximately $12 million. If our positions are favorably sustained by the relevant taxing authority, approximately $11 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.
Contractual Obligations
There have been no material changes outside the ordinary course of business in our contractual obligations since October 31, 2014.
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
Revenue Recognition
Revenues are recognized when the risk of ownership and title passes to our customers, which is generally at the time of shipment in the wholesale channel, at the point of purchase in the retail channel, and at the point of delivery in the e-commerce channel. Generally, we extend credit to our customers and do not require collateral. Our sales agreements with our customers do not provide for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brands and our image. We provide allowances for estimated returns as reductions to revenues when revenues are recorded. Related losses have historically been within our expectations, but there can be no assurance that we will continue to experience the same loss rates. If actual or expected future returns were significantly greater or lower than the allowances we have established, we would record a reduction or increase to net revenues in the period when such determination is known.

Accounts Receivable
Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collection issues that have been identified. We also use insurance on certain classes of receivables in our EMEA segment. Historically, our losses have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. It is not uncommon for some of our customers to have financial difficulties from time to time. This is normal given the wide variety of our account base, which includes small surf shops, medium-sized retail chains, and some large department store chains. Upon determination that a significantly greater or lower reserve is necessary, we record a charge or credit to selling, general and administrative expense in the period when such determination is known.

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

Goodwill is allocated at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two reporting units under which we evaluate goodwill for impairment; the Americas and APAC. The application of the goodwill impairment test requires significant judgment, including the identification of the reporting units, and the determination of both the carrying value and the fair value of the reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including existing goodwill, to those reporting units. The determination of the fair value of each reporting unit requires significant judgment, including our estimation of future cash flows, which is dependent upon internal forecasts, estimation of the long-term rate of growth of our businesses, estimation of the useful lives of the assets which will generate the cash flows, determination of our weighted-average cost of capital and other factors. In determining the appropriate discount rate, we considered the weighted-average cost of capital for each reporting unit which, among other factors, considers the cost of common equity capital and the marginal cost of debt.

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

As of October 31, 2014, the fair value of each of our reporting units substantially exceeded their respective carrying values. Goodwill was $74 million for the Americas, zero for EMEA, and $6 million for APAC as of October 31, 2014.

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

Foreign Currency Translation
A significant portion of our revenues are generated in Europe, where we operate with the euro as our primary functional currency, and a smaller portion of our revenues are generated in APAC, where we operate with the Australian dollar and Japanese yen as our primary functional currencies. Our European revenues in the United Kingdom are denominated in British pounds, and substantial portions of our EMEA and APAC product is sourced in U.S. dollars, both of which result in exposure to gains and losses that could occur from fluctuations in foreign currency exchange rates. Revenues and expenses that are denominated in foreign currencies are translated using the average exchange rate for the period. Assets and liabilities are translated at the rate of exchange on the balance sheet date. Gains and losses from assets and liabilities denominated in a currency other than the functional currency of the entity on which they reside are generally recognized currently in our statement of operations. Gains and losses from translation of foreign subsidiary financial statements into U.S. dollars are included in accumulated other comprehensive income or loss in our statement of financial position.

As part of our overall strategy to manage our level of exposure to the risk of fluctuations in foreign currency exchange rates, we enter into foreign currency exchange contracts generally in the form of forward contracts. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivative contracts in other comprehensive income or loss.
New Accounting Pronouncements
See Note 2 — New Accounting Pronouncements to our condensed consolidated financial statements for a discussion of pronouncements that may affect our future financial reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks. Two of these risks are foreign currency exchange rate fluctuations and changes in interest rates that affect interest expense. See Note 11 — Derivative Financial Instruments to our consolidated financial statements.

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

Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of January 31, 2015, we were hedging a significant portion of forecasted transactions expected to occur through January 2016. Assuming exchange rates at January 31, 2015 remain constant, $20 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 12 months.

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

EMEA revenues decreased 15% in U.S. dollars during the three months ended January 31, 2015 compared to the three months ended January 31, 2014 as reported in our condensed consolidated financial statements. In constant currency continuing category, EMEA revenues decreased 2% primarily as a result of a stronger U.S. dollar versus various currencies in EMEA in comparison to the prior fiscal year.

APAC revenues decreased 6% in U.S. dollars during the three months ended January 31, 2015 compared to the three months ended January 31, 2014 in our condensed consolidated financial statements. In constant currency continuing category, APAC revenues increased 3% primarily as a result of a stronger U.S. dollar versus various currencies in APAC in comparison to the prior fiscal year.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2015 due to the material weakness in internal control over financial reporting described below.
Audit Committee Investigation
In February 2015, management identified and brought to the attention of the Audit Committee a revenue cut-off issue. The Audit Committee promptly commenced an investigation, with the assistance of independent legal counsel engaged by the Audit Committee and outside forensic accountants (the "Independent Investigation"), into the scope and causes of this revenue cut-off issue and reported the results of the Independent Investigation to the full Board of Directors and management.
Based on the results of the Independent Investigation and our assessment of the deficiencies in the operational effectiveness of certain of our internal controls, we have determined that the material weakness noted below existed in our internal control over financial reporting as of January 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We did not maintain effective controls based on the criteria established in the 1992 COSO Framework. Specifically, in our North America wholesale operations, accurate information regarding actual shipment routing and customer delivery was not consistently maintained in our ERP system in accordance with our procedures. As a result, certain net revenues recorded in the prior period did not meet the criteria for revenue recognition at that time but instead should have been recognized in the following quarter. See Note 17 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, certain of our employees took actions inconsistent with our Code of Business Conduct and Ethics. These deficiencies in combination represented a material weakness in our internal control over financial reporting.
We analyzed the impact of the misstatements from this revenue cut-off issue and concluded that it did not have a material impact on our previously issued financial statements. Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.
Remediation
We are in the process of developing and implementing remediation plans to address the above material weakness.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

PART II – OTHER INFORMATION
Item 1A. RISK FACTORS
We have included in Part I, Item 1A, "Risk Factors", of our Form 10-K for the fiscal year ended October 31, 2014 descriptions of certain risks and uncertainties that our business faces, many of which are beyond our control. There have been no material changes to our risk factors since the date of that filing, other than as noted below. The impact of these risks, as well as other unforeseen risks, could have a material negative impact on our business, financial condition or results of operations. The trading price of our common stock or our senior notes could decline as a result. You should consider these risks before deciding to invest in, or maintain your investment in, our common stock or senior notes.
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

As reported in “Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, we have concluded that there is a material weakness in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of January 31, 2015. We are in the process of developing and implementing remediation plans to address this material weakness. We cannot, however, assure you that we will be able to correct this material weakness in a timely manner or that the processes undertaken to address this material weakness will be effective in identifying and correcting all errors in our historical financial statements. Any failure in the effectiveness of internal control over financial reporting, particularly if it results in material misstatements in our financial statements, could cause us to fail to meet our reporting obligations and result in litigation, regulatory examinations, and negative investor perceptions of our company, any of which could have a material adverse effect on our business, liquidity and financial condition. Further, the material weakness in our internal control over financial reporting could lead to reduced confidence in our financial data or financial performance, which could also adversely impact our reputation.

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

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2010).

3.5	Amended and Restated Bylaws of Quiksilver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 14, 2014).

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

10.1
Employment Agreement between Alan Vickers and Quiksilver, Inc. dated January 28, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 3, 2015). (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(1)	Management contract or compensatory plan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
March 17, 2015
QUIKSILVER, INC.

/s/ Richard Shields
Richard Shields
Chief Financial Officer
(Principal Financial and Accounting Officer)