Form 10-K/A
period 2014-10-31
QUIKSILVER INC
filed 2015-03-26
CIK 805305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held March 17, 2015 are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

Quiksilver, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended October 31, 2014, which was originally filed on December 23, 2014 (the “Original Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (2) Deloitte & Touche LLP’s related attestation report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

Part II

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014, the end of the period covered by this report. Previously, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2014. However, due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure procedures were not effective, and were not operating at the reasonable assurance level as of October 31, 2014.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting (Revised)

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

Management had previously reported that its internal control over financial reporting was effective as of October 31, 2014; however, in February 2015, management identified and brought to the attention of the Audit Committee a revenue cut-off issue. The Audit Committee promptly commenced an investigation, with the assistance of independent legal counsel and outside forensic accountants, engaged by the Audit Committee (the “Independent Investigation”), into the scope and causes of this revenue cut-off issue and reported the results of the Independent Investigation to the full Board of Directors and management.

Based on the results of the Independent Investigation and our reassessment of the deficiencies in the operating effectiveness of certain of our internal controls, we have determined that a material weakness existed in our internal control over financial reporting as of October 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has identified deficiencies in operating effectiveness that, in combination, represent a material weakness in internal control over financial reporting as follows:

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

Because of the material weakness identified, management has concluded that its internal control over financial reporting was not effective as of October 31, 2014.

We analyzed the impact of the revenue cut-off misstatements from the identified material weakness and concluded that it did not have a material impact on our previously issued consolidated financial statements. Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in the Original Filing, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

Deloitte & Touche LLP has issued an attestation report (see below) on our internal control over financial reporting.

(c)	Remediation

We are in the process of developing and implementing remediation plans to address the material weakness described above.

(d)	Changes in Internal Control Over Financial Reporting

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quiksilver, Inc.

Huntington Beach, California

We have audited the internal control over financial reporting of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report dated December 22, 2014, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Management has identified deficiencies in operating effectiveness that, in combination, represent a material weakness in internal control over financial reporting as follows:

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended October 31, 2014, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2014, of the Company and our report dated December 22, 2014, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California
December 22, 2014 (March 25, 2015 as to the effects of the material weakness)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2015

QUIKSILVER, INC.
(Registrant)

By:	/s/ Andrew P. Mooney	By:	/s/ Richard Shields
	Andrew P. Mooney		Richard Shields
	Chief Executive Officer and Chairman of the Board		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Exhibit

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer