Form 10-Q
period 2015-04-30
QUIKSILVER INC
filed 2015-06-09
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at May 29, 2015 was 171,731,924.

QUIKSILVER, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
In thousands, except per share amounts	2015	2014	2015	2014
Revenues, net	$333,052	$396,941	$673,906	$791,851
Cost of goods sold	176,254	202,651	347,664	396,921
Gross profit	156,798	194,290	326,242	394,930
Selling, general and administrative expense	175,179	207,921	345,683	411,705
Asset impairments	703	4,583	958	5,466
Operating loss	(19,084)	(18,214)	(20,399)	(22,241)
Interest expense, net	18,040	19,222	36,442	38,642
Foreign currency (gain)/loss	(3,258)	887	(2,601)	3,715
Loss before provision/(benefit) for income taxes	(33,866)	(38,323)	(54,240)	(64,598)
Provision/(benefit) for income taxes	3,728	(443)	1,644	(4,828)
Loss from continuing operations	(37,594)	(37,880)	(55,884)	(59,770)
(Loss)/income from discontinued operations, net of tax (includes net gain on sale of businesses of $6,580 (for the six months ended 2015) and $30,833 (for the six months ended 2014)	—	(22,981)	6,732	14,636
Net loss	(37,594)	(60,861)	(49,152)	(45,134)
Less: net loss attributable to non-controlling interest	—	7,737	788	8,201
Net loss attributable to Quiksilver, Inc.	$(37,594)	$(53,124)	$(48,364)	$(36,933)
Loss per share from continuing operations attributable to Quiksilver, Inc.	$(0.22)	$(0.22)	$(0.33)	$(0.35)
(Loss)/income per share from discontinued operations attributable to Quiksilver, Inc.	$0.00	$(0.09)	$0.04	$0.13
Net loss per share attributable to Quiksilver, Inc.	$(0.22)	$(0.31)	$(0.28)	$(0.22)
Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.22)	$(0.22)	$(0.33)	$(0.35)
(Loss)/income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.00	$(0.09)	$0.04	$0.13
Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.22)	$(0.31)	$(0.28)	$(0.22)
Weighted average common shares outstanding, basic	171,343	170,475	171,188	170,105
Weighted average common shares outstanding, diluted	171,343	170,475	171,188	170,105
Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(37,594)	$(37,880)	$(55,884)	$(59,409)
(Loss)/income from discontinued operations, net of tax	—	(15,244)	7,520	22,476
Net loss	$(37,594)	$(53,124)	$(48,364)	$(36,933)
See Notes to Condensed Consolidated Financial Statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
In thousands	2015	2014	2015	2014
Net loss	$(37,594)	$(60,861)	$(49,152)	$(45,134)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	1,235	10,142	(32,908)	(10,573)
Reclassification adjustment for realized loss on derivative instruments transferred to earnings, net of tax benefit for the three months of 2015 and 2014, of $424 and $278, respectively, and $637 and $371 for the six months of 2015 and 2014, respectively	(7,648)	(1,243)	(10,566)	(1,057)
Net unrealized gain/(loss) on derivative instruments, net of tax (benefit)/provision of $(148) and $(1,167) for the three months of 2015 and 2014, respectively, and $1,147 and $248 for the six months of 2015 and 2014, respectively	2,261	(3,218)	20,703	2,889
Comprehensive loss	(41,746)	(55,180)	(71,923)	(53,875)
Comprehensive loss attributable to non-controlling interest	—	7,737	788	8,201
Comprehensive loss attributable to Quiksilver, Inc.	$(41,746)	$(47,443)	$(71,135)	$(45,674)
See Notes to Condensed Consolidated Financial Statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts	April 30, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$48,078	$46,664
Restricted cash	4,449	4,687
Trade accounts receivable, less allowances of $52,940 (2015) and $63,991 (2014)	251,947	311,014
Other receivables	42,800	40,847
Income taxes receivable	494	—
Inventories	291,248	284,517
Deferred income taxes - current	4,838	4,926
Prepaid expenses and other current assets	30,425	28,080
Current portion of assets held for sale	—	20,265
Total current assets	674,279	741,000
Restricted cash	2,868	16,514
Fixed assets, less accumulated depreciation and amortization of $215,094 (2015) and $220,888 (2014)	189,673	213,768
Intangible assets, net	138,038	135,510
Goodwill	80,102	80,622
Other assets	39,450	47,086
Deferred income taxes long-term	14,182	16,088
Assets held for sale, net of current portion	—	5,394
Total assets	$1,138,592	$1,255,982
LIABILITIES AND EQUITY/(DEFICIT)
Current liabilities:
Lines of credit	$33,037	$32,929
Accounts payable	149,968	168,307
Accrued liabilities	105,446	112,701
Current portion of long-term debt	2,248	2,432
Income taxes payable	—	1,124
Deferred income taxes - current	19,167	19,628
Current portion of assets held for sale	—	13,266
Total current liabilities	309,866	350,387
Long-term debt, net of current portion	785,482	793,229
Other long-term liabilities	35,747	39,342
Deferred income taxes long-term	22,130	16,790
Total liabilities	1,153,225	1,199,748
Equity/(Deficit):
Preferred stock, $0.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $0.01 par value, authorized shares - 285,000,000; issued shares - 174,642,124 (2015) and 174,057,410 (2014)	1,743	1,741
Additional paid-in capital	591,656	589,032
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(635,771)	(587,407)
Accumulated other comprehensive income	34,517	57,288
Total Quiksilver, Inc. stockholders’ equity/(deficit)	(14,633)	53,876
Non-controlling interest	—	2,358
Total equity/(deficit)	(14,633)	56,234
Total liabilities and equity/(deficit)	$1,138,592	$1,255,982
See Notes to Condensed Consolidated Financial Statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended April 30,
In thousands	2015	2014
Cash flows from operating activities:
Net loss	$(49,152)	$(45,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(6,732)	(14,636)
Depreciation and amortization	20,465	24,818
Stock-based compensation	2,252	11,588
Provision for doubtful accounts	3,370	15,240
Loss/(gain) on disposal of fixed assets	345	(493)
Unrealized foreign currency (gain)/loss	(7,708)	4,206
Asset impairments	958	5,466
Non-cash interest expense	1,760	1,702
Equity in earnings	596	1,144
Deferred income taxes	(4,091)	529
Subtotal of non-cash reconciling adjustments	11,215	49,564
Changes in operating assets and liabilities:
Trade accounts receivable	38,800	37,913
Other receivables	(3,505)	(6,146)
Inventories	(20,158)	29,217
Prepaid expenses and other current assets	(4,738)	(7,744)
Other assets	807	1,608
Accounts payable	3,832	(66,232)
Accrued liabilities and other long-term liabilities	(3,927)	(15,287)
Income taxes payable	(1,588)	(1,007)
Subtotal of changes in operating assets and liabilities	9,523	(27,678)
Cash used in operating activities of continuing operations	(28,414)	(23,248)
Cash provided by/(used in) operating activities of discontinued operations	4,668	(16,978)
Net cash used in operating activities	(23,746)	(40,226)
Cash flows from investing activities:
Capital expenditures	(22,974)	(23,687)
Proceeds from sale of property	460	665
Changes in restricted cash	13,884	(56,047)
Cash used in investing activities of continuing operations	(8,630)	(79,069)
Cash provided by investing activities of discontinued operations	10,713	77,051
Net cash provided by/(used in) investing activities	2,083	(2,018)
Cash flows from financing activities:
Borrowings on lines of credit	40,739	91,625
Payments on lines of credit	(34,516)	(67,258)
Borrowings on long-term debt	57,701	75,574
Payments on long-term debt	(34,916)	(38,429)
Payments on short-term debt	—	(15,223)
Stock option exercises and employee stock purchases	372	5,150
Payments of debt issuance costs	—	(771)
Cash provided by financing activities of continuing operations	29,380	50,668
Net cash provided by financing activities	29,380	50,668
Effect of exchange rate changes on cash	(6,303)	1,430
Net increase in cash and cash equivalents	1,414	9,854
Cash and cash equivalents, beginning of period	46,664	57,280
Cash and cash equivalents, end of period	$48,078	$67,134
Supplementary cash flow information:
Cash paid during the period for:
Interest	$34,821	$38,530
Income taxes paid	$5,034	$9,599
Summary of significant non-cash transactions:
Capital expenditures accrued at period end (investing activities)	$2,224	$5,211
Debt issued for purchase of non-controlling interest (financing activities)	$—	$17,388
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
The Company completed the sale of Mervin Manufacturing, Inc. ("Mervin") and substantially all of the assets of Hawk Designs, Inc. ("Hawk") during the first quarter of fiscal 2014. In December 2014, the Company sold its majority stake in Surfdome Shop, Ltd. ("Surfdome"). As a result, the Company reported the operating results of Mervin, Hawk and Surfdome in "Income from discontinued operations, net of tax" in the condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with these businesses are reported as discontinued operations in the condensed consolidated balance sheets (see Note 15 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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
Fair Value Measurements
Accounting Standards Codification 820, Fair Value Measurements and Disclosures, ("ASC 820") defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which will require an entity’s management to assess whether they should consolidate certain legal entities. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issue Costs, which will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The guidance impacts disclosures only. The Company does not expect the impact of this amended guidance to have a material effect on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which will require an entity’s management to assess, for each annual and interim period, whether a cloud computing arrangement includes a software license. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.
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

Operations. Corporate Operations also includes sourcing income and certain gross profits earned from the Company’s licensees.

Information related to the Company's operating segments, all from continuing operations, is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
In thousands	2015	2014	2015	2014
Revenues, net:
Americas	$159,987	$186,247	$307,754	$361,710
EMEA	115,792	150,883	241,605	300,280
APAC	56,276	59,721	122,874	129,596
Corporate Operations	997	90	1,673	265
Total	$333,052	$396,941	$673,906	$791,851
Gross profit/(loss):
Americas	$67,196	$78,909	$131,505	$154,823
EMEA	59,904	81,724	130,404	169,573
APAC	29,894	33,413	66,744	70,221
Corporate Operations	(196)	244	(2,411)	313
Total	$156,798	$194,290	$326,242	$394,930
SG&A expense:
Americas	$78,509	$96,701	$148,533	$186,262
EMEA	61,426	75,715	127,555	153,923
APAC	32,299	34,089	67,104	67,452
Corporate Operations	2,945	1,416	2,491	4,068
Total	$175,179	$207,921	$345,683	$411,705
Asset impairments:
Americas	$466	$4,191	$542	$4,413
EMEA	237	392	416	1,053
APAC	—	—	—	—
Corporate Operations	—	—	—	—
Total	$703	$4,583	$958	$5,466
Operating (loss)/income:
Americas	$(11,779)	$(21,983)	$(17,570)	$(35,852)
EMEA	(1,759)	5,617	2,433	14,597
APAC	(2,405)	(676)	(360)	2,769
Corporate Operations	(3,141)	(1,172)	(4,902)	(3,755)
Total	$(19,084)	$(18,214)	$(20,399)	$(22,241)
Depreciation and amortization expense:
Americas	$3,827	$6,017	$7,935	$10,533
EMEA	3,116	5,474	6,932	8,761
APAC	1,748	1,925	3,489	3,813
Corporate Operations	739	605	1,501	1,259
Total	$9,430	$14,021	$19,857	$24,366
Interest expense:
Americas	$943	$327	$1,673	$1,229
EMEA	3,827	4,708	8,055	9,519
APAC	458	541	984	1,128
Corporate Operations	12,812	13,646	25,730	26,766
Total	$18,040	$19,222	$36,442	$38,642

SG&A expense by segment for the three and six months ended 2014 has been reclassified to conform to the current year presentation which reflects the Company's centralization of certain global business functions and related transfer pricing allocations.

In thousands	April 30, 2015	October 31, 2014
Identifiable assets:
Americas	$438,138	$464,831
EMEA	438,696	513,303
APAC	197,437	202,225
Corporate Operations	64,321	75,623
Total	$1,138,592	$1,255,982
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
The table below sets forth the reconciliation of the denominator of each net loss/income per share calculation for the three and six months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		Six Months Ended April 30,
In thousands	2015	2014	2015	2014
Shares used in computing basic net loss/income per share	171,343	170,475	171,188	170,105
Dilutive effect of stock options and restricted stock(1)	—	—	—	—
Dilutive effect of stock warrants(1)	—	—	—	—
Shares used in computing diluted net loss/income per share	171,343	170,475	171,188	170,105

(1)
For the second quarter of fiscal 2015 and 2014, the shares used in computing diluted net loss per share do not include 232,000 and 3,229,000, respectively, of stock options and shares of restricted stock, nor 1,279,000 and 19,113,000, respectively, of warrant shares that would have normally been dilutive if the Company had net income for the periods, as the effect is anti-dilutive given the Company’s net loss from continuing operations. In addition, for the second quarter of fiscal 2015 and 2014, additional stock options outstanding of 5,712,000 and 685,000, respectively, are excluded from the calculation of diluted weighted-average shares outstanding as the exercise prices were greater than the average market price of the Company's common stock for those periods. These securities could potentially dilute earnings per share in the future.

For the first six months of fiscal 2015 and 2014, the shares used in computing diluted net loss per share do not include 233,000 and 3,603,000, respectively, of stock options and shares of restricted stock, nor 1,633,000 and 19,542,000, respectively, of warrant shares that would have been dilutive if the Company had net income for the periods, as the effect is anti-dilutive given the Company’s net loss from continuing operations. In addition, for the first six months of fiscal 2015 and 2014, additional stock options outstanding of 5,880,000 and 595,000, respectively, are excluded from the calculation of diluted weighted-average shares outstanding as the exercise prices were greater than the average market price of the Company's common stock for those periods. These securities could potentially dilute earnings per share in the future.
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. Stock-based compensation expense is included in selling, general and administrative expense ("SG&A").
The Company grants performance-based options and performance-based restricted stock units to certain key employees and executives. Vesting of these awards is contingent upon a required service period and the Company’s achievement of specified common stock price thresholds or performance goals. In addition, the vesting of a portion of the performance-based stock options can be accelerated based upon the Company’s achievement of specified annual performance targets. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. The weighted average fair value of the performance-based restricted stock units granted in the six months ended April 30, 2015 and 2014 was $1.85 and $5.16. There were no performance-based options granted in the six months of fiscal 2015 or 2014.
Activity related to these performance-based options and performance-based restricted stock units for the six months ended April 30, 2015 was as follows:

	Performance Options	Performance Restricted Stock Units
Outstanding, October 31, 2014	640,000	10,218,508
Granted	—	1,824,000
Exercised	—	—
Canceled	—	(2,263,502)
Outstanding, April 30, 2015	640,000	9,779,006
As of April 30, 2015, 204,000 of the 640,000 outstanding performance-based stock options were exercisable and none of the performance-based restricted stock units were vested. As of April 30, 2015, the Company had unrecognized compensation expense, net of estimated forfeitures, of approximately $0.2 million related to the performance-based stock options and approximately $2.7 million related to the performance-based restricted stock units, which are not expected to vest. The unrecognized compensation expense related to the performance-based stock options is expected to be recognized over a weighted average period of approximately 1 year.
For non-performance-based stock options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of stock options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the first six months of fiscal 2015 and 2014, non-performance based options granted were valued assuming a risk free interest rate of 1.81% and 2.2%, respectively, volatility of 86% and 81%, respectively, zero dividend yields and an expected life of 6.6 years and 6.7 years, respectively. The weighted average fair value of the grants was $1.27 and $5.94 for the first six months of fiscal 2015 and 2014, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of April 30, 2015, the Company had approximately $0.9 million of unrecognized compensation expense for non-performance-based stock options expected to be recognized over a weighted average period of approximately 1.7 years.
Changes in shares underlying stock options, excluding performance-based stock options, for the six months ended April 30, 2015 were as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2014	6,817,609	$4.52
Granted	275,000	1.70
Exercised	—	—
Canceled	(765,667)	5.87
Outstanding, April 30, 2015	6,326,942	$4.24	4.6	$14
Options exercisable, April 30, 2015	5,927,274	$4.12	4.4	$14

Changes in non-vested shares underlying stock options, excluding performance-based stock options, for the six months ended April 30, 2015 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, October 31, 2014	1,121,336	$4.18
Granted	275,000	1.27
Vested	(813,334)	2.89
Canceled	(183,334)	5.20
Non-vested, April 30, 2015	399,668	$4.32
The Company may also grant restricted stock and restricted stock units under its 2013 Performance Incentive Plan. Restricted stock issued under this plan generally vests in three years while restricted stock units issued under this plan generally vest upon the completion of a requisite service period. Vesting of a prorated portion of restricted stock unit awards granted to our former chief executive officer in lieu of a cash annual salary was accelerated in the second quarter of fiscal 2015 upon his departure. Changes in restricted stock and restricted stock units for the six months ended April 30, 2015 were as follows:

	Restricted Stock	Restricted Stock Units
Outstanding, October 31, 2014	175,000	—
Granted	105,000	675,676
Vested	(70,000)	(281,532)
Forfeited	—	(394,144)
Outstanding, April 30, 2015	210,000	—
The fair value of restricted stock is determined using the intrinsic value method on the grant date. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and adjusts the amortization period as appropriate. As of April 30, 2015, there had been no acceleration of amortization periods and the Company had approximately $0.4 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.5 years.
Note 5 — Restricted Cash
The Company’s restricted cash balance, including both current and non-current portions, was $7 million at April 30, 2015 and $21 million at October 31, 2014. Certain of the Company’s debt agreements contain restrictions on the usage of funds received from the sale of assets. These restrictions generally require such cash to be used for either repayment of indebtedness, capital expenditures, or acquisitions of assets. Restricted cash at April 30, 2015 included $3 million of the remaining proceeds from the sale of the Surfdome business in the first quarter of fiscal 2015, which is subject to these restrictions. Consequently, since the restricted cash is required to be invested in long-term assets or to repay long-term debt, it is reflected as a long-term asset. The Company expects to utilize these remaining proceeds during fiscal 2015.
Note 6 — Inventories
Inventories consisted of the following as of the dates indicated:

In thousands	April 30, 2015	October 31, 2014
Raw materials	$2,666	$3,524
Work in-process	422	467
Finished goods	288,160	280,526
Total	$291,248	$284,517

Note 7 — Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following as of the dates indicated:

	April 30, 2015			October 31, 2014
In thousands	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Non-amortizable trademarks	$124,143	$—	$124,143	$124,121	$—	$124,121
Amortizable trademarks	24,550	(12,543)	12,007	21,858	(12,508)	9,350
Amortizable licenses	10,766	(10,766)	—	11,817	(11,817)	—
Other amortizable intangibles	8,416	(6,528)	1,888	8,406	(6,367)	2,039
Total	$167,875	$(29,837)	$138,038	$166,202	$(30,692)	$135,510
The change in non-amortizable trademarks is due primarily to foreign currency exchange fluctuations. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships, and are amortized on a straight-line basis over their estimated useful lives of 5 to 18 years. Certain trademarks and licenses will continue to be amortized using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for each of the six-month periods ended April 30, 2015 and 2014 was approximately $1 million. Annual amortization expense is estimated to be approximately $2 million in fiscal 2016 through fiscal 2018 and $1 million in fiscal 2019 through fiscal 2020.
Goodwill
A summary of goodwill by reporting unit, and in total, and changes in the carrying amounts, as of the dates indicated is as follows:

In thousands	Americas	EMEA	APAC	Consolidated
Net goodwill at October 31, 2013	$74,943	$180,475	$6,207	$261,625
Impairments	—	(178,197)	—	(178,197)
Foreign currency translation and other	(528)	(2,278)	—	(2,806)
Gross goodwill	74,415	178,197	135,752	388,364
Accumulated impairment losses	—	(178,197)	(129,545)	(307,742)
Net goodwill at October 31, 2014	$74,415	$—	$6,207	$80,622
Foreign currency translation and other	(520)	—	—	(520)
Gross goodwill	73,895	178,197	135,752	387,844
Accumulated impairment losses	—	(178,197)	(129,545)	(307,742)
Net goodwill at April 30, 2015	$73,895	$—	$6,207	$80,102
Note 8 — Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of April 30, 2015, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions in each of its four operating segments due to sustained pre-tax losses. As a result of the valuation allowances recorded, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first six months of fiscal 2015 and 2014.
The Company's hedging instruments in Europe generated tax expense of approximately $4 million within other comprehensive income in the first six months of fiscal 2015. However, as the Company does not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations. Before this tax benefit, the Company generated income tax expense of approximately $6 million in the six months ended April 30, 2015 due to being unable to record tax benefits against the losses in certain jurisdictions where the Company has previously recorded valuation allowances.

As of April 30, 2015, the Company’s liability for uncertain tax positions was approximately $12 million resulting from unrecognized tax benefits, excluding interest and penalties. If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $11 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.
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
Activity and liability balances recorded as part of the 2013 Plan and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, October 31, 2013	$12,159	$6,939	$19,098
Charged to expense	19,350	15,295	34,645
Cash payments	(19,999)	(9,943)	(29,942)
Balance, October 31, 2014	$11,510	$12,291	$23,801
Charged to expense	6,435	5,057	11,492
Cash payments	(7,507)	(4,076)	(11,583)
Adjustments	—	(1,986)	(1,986)
Balance, April 30, 2015	$10,438	$11,286	$21,724
Amounts charged to expense during the six months ended April 30, 2015 were primarily composed of severance charges for employees, as well as early lease exit costs. The majority of these charges were within the Americas, EMEA and Corporate Operations segments. In the first quarter of fiscal 2015, the Company recorded an adjustment to its facility and other restructuring liabilities upon completion of a sub-lease agreement within the Americas segment at more favorable terms than originally expected.
In addition to the restructuring charges noted above, the Company also recorded $2 million of additional expenses within SG&A during the first six months of fiscal 2014, related to certain non-core brands and peripheral product categories that have been discontinued, which are not reflected in the table above.

Note 10 — Debt
A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

In thousands	Maturity	April 30, 2015	October 31, 2014
Lines of credit - 0.7% Floating	October 31, 2016	$33,037	$32,929
2017 Notes - 8.875% Fixed	December 15, 2017	220,590	252,188
ABL Credit Facility - 2.1% to 4.6% Floating	May 24, 2018	60,779	35,933
2018 Notes - 7.875% Fixed	August 1, 2018	278,957	278,834
2020 Notes - 10.000% Fixed	August 1, 2020	222,743	222,582
Capital lease obligations and other borrowings - Various %	Various	4,661	6,124
Total debt		820,767	828,590
Less current portion		(35,285)	(35,361)
Long-term debt, net of current portion		$785,482	$793,229
As of April 30, 2015, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $184 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At April 30, 2015, the Company had a total of $94 million of direct borrowings and $28 million in letters of credit outstanding. As of April 30, 2015, the remaining availability for borrowings under the Company’s credit facilities was $45 million, $20 million of which could also be used for letters of credit in the United States and APAC. In addition to the $45 million of availability for borrowings, the Company also had $18 million in additional capacity for letters of credit in EMEA as of April 30, 2015. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is not subject to financial covenant restrictions unless remaining borrowing availability under the ABL Credit Facility was to fall below the greater of $15 million or 10.0% of total borrowing base availability.
The estimated fair value of the Company’s borrowings under lines of credit and long-term debt as of April 30, 2015 was $710 million, compared to a carrying value of $821 million. The fair value of the Company’s debt is calculated based on the market price of the Company’s publicly traded 2020 Notes, the trading prices of the Company’s 2018 Notes and 2017 Notes (all Level 1 inputs) and the carrying values of the Company’s other debt obligations due to the variable rate nature of those debt obligations.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of April 30, 2015, the Company was hedging a portion of forecasted transactions expected to occur through October 2016. Assuming April 30, 2015 exchange rates remain constant, $14 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 18 months. For additional information of the gains/losses related to hedging, see Note 14 — Accumulated Other Comprehensive Income/(Loss).
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net gains of $8 million and $1 million for the three months ended April 30, 2015 and 2014, respectively, and $11 million and $1 million for the six months ended April 30, 2015 and 2014, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.
As of April 30, 2015, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$238,686	May 2015 – October 2016	$19,427
The Company’s derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, the Company’s credit risk and the Company’s counterparties’ credit risks. Based on these inputs, the Company’s derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.
The following table reflects the fair values of derivative assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets as of the dates indicated:

	Fair Value Measurements Using			Derivative Assets/(Liabilities)
In thousands	Level 1	Level 2	Level 3	At Fair Value
Other receivables	$—	$20,871	$—	$20,871
Derivative liabilities:
Accrued liabilities	—	(749)	—	(749)
Other long-term liabilities	—	(695)	—	(695)
Total fair value at April 30, 2015	$—	$19,427	$—	$19,427

Other receivables	$—	$16,683	$—	$16,683
Accrued liabilities	—	(2)	—	(2)
Total fair value at October 31, 2014	$—	$16,681	$—	$16,681

Note 12 — Stockholders' Equity/(Deficit) and Non-controlling Interest
The following tables summarize the changes in equity/(deficit) attributable to Quiksilver, Inc. and the non-controlling interests of its consolidated subsidiaries:

	Attributable to Quiksilver, Inc.	Non- controlling Interest	Total Stockholders’ Equity/(Deficit)
In thousands
Balance, October 31, 2014	$53,876	$2,358	$56,234
Stock-based compensation expense	2,252	—	2,252
Employee stock purchase plan	374	—	374
Business disposition	—	(1,570)	(1,570)
Net loss and other comprehensive loss	(71,135)	(788)	(71,923)
Balance, April 30, 2015	$(14,633)	$—	$(14,633)

Balance, October 31, 2013	$366,247	$17,952	$384,199
Stock-based compensation expense	11,588	—	11,588
Exercise of stock options	4,476	—	4,476
Employee stock purchase plan	673	—	673
Transactions with non-controlling interest holders	(10,839)	(5,704)	(16,543)
Net loss and other comprehensive income	(45,674)	(8,201)	(53,875)
Balance, April 30, 2014	$326,471	$4,047	$330,518
The business disposition reflects the Company's sale of its stake in Surfdome in the first quarter of fiscal 2015. See Note 15 — Discontinued Operations for further information. Transactions with non-controlling interest holders reflect the Company's acquisition of the remaining non-controlling interests of its Brazil and Mexico subsidiaries in the first quarter of fiscal 2014.
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

Note 14 — Accumulated Other Comprehensive Income/(Loss)
The components of accumulated other comprehensive income/(loss) include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income/(loss), net of tax, are as follows:

	Derivative Instruments	Foreign Currency Adjustments	Total
In thousands
Balance, October 31, 2014	$4,093	$53,195	$57,288
Net gains reclassified to COGS	(10,566)	—	(10,566)
Changes in fair value, net of tax	20,703	(32,908)	(12,205)
Balance, April 30, 2015	$14,230	$20,287	$34,517

Balance, October 31, 2013	$(4,591)	$78,509	$73,918
Net gains reclassified to COGS	(1,057)	—	(1,057)
Changes in fair value, net of tax	2,889	(10,573)	(7,684)
Balance, April 30, 2014	$(2,759)	$67,936	$65,177
Note 15 — Discontinued Operations
In November 2013, the Company completed the sale of Mervin Manufacturing, Inc., a manufacturer of snowboards and related products under the "Lib-Technologies" and "GNU" brands, ("Mervin") for $58 million. In January 2014, the Company completed the sale of substantially all of the assets of Hawk Designs, Inc. ("Hawk"), its subsidiary that owned and operated the "Hawk" brand, for $19 million. These transactions resulted in an after-tax gain of approximately $31 million during the first six months of fiscal 2014, which is included in income from discontinued operations in the table below. In December 2014, the Company sold its majority stake in U.K.-based Surfdome Shop, Ltd., a multi-brand e-commerce retailer, ("Surfdome") for net proceeds of approximately $16 million, which included payments from Surfdome for all outstanding loans and trade receivables. The sale resulted in an after-tax gain of $7 million in the first quarter of fiscal 2015, which is included in income from discontinued operations in the table below. Accordingly, each of the Company's Mervin, Hawk and Surfdome businesses were classified as "held for sale" as of October 31, 2014 and are presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The Company’s sale of the Mervin and Hawk businesses generated income tax expense of approximately $18 million within discontinued operations during the first six months of fiscal 2014. However, as the Company did not expect to pay income tax after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations.
The operating results of discontinued operations for the three and six months ended April 30, 2015 and 2014 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
In thousands	2015	2014	2015	2014
Revenues, net	$—	$11,114	$13,239	$31,276
(Loss)/income before income taxes	—	(16,625)	6,785	31,469
Provision for income taxes	—	6,356	53	16,833
(Loss)/income from discontinued operations	—	(22,981)	6,732	14,636
Less: net loss attributable to non-controlling interest	—	7,737	788	7,840
(Loss)/income from discontinued operations attributable to Quiksilver, Inc.	$—	$(15,244)	$7,520	$22,476

There were no assets classified as held for sale at April 30, 2015. The components of major assets and liabilities held for sale at October 31, 2014 were as follows:

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
The Company presents condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations for the three and six months ended April 30, 2015 and 2014, the financial position as of April 30, 2015 and October 31, 2014, and cash flows for the six months ended April 30, 2015 and 2014, of Quiksilver, Inc., QS Wholesale, Inc., the 100% owned guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Three Months Ended April 30, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$118	$83,703	$63,086	$209,322	$(23,177)	$333,052
Cost of goods sold	—	51,307	42,793	104,876	(22,722)	176,254
Gross profit	118	32,396	20,293	104,446	(455)	156,798
Selling, general and administrative expense	4,662	47,400	21,083	103,446	(1,412)	175,179
Asset impairments	—	—	466	237	—	703
Operating (loss)/income	(4,544)	(15,004)	(1,256)	763	957	(19,084)
Interest expense, net	11,660	962	(2)	5,420	—	18,040
Foreign currency (gain)/loss	(205)	330	28	(3,411)	—	(3,258)
Equity in earnings	21,565	419	—	—	(21,984)	—
Loss before provision for income taxes	(37,564)	(16,715)	(1,282)	(1,246)	22,941	(33,866)
Provision for income taxes	30	146	236	3,316	—	3,728
Net loss	(37,594)	(16,861)	(1,518)	(4,562)	22,941	(37,594)
Other comprehensive loss	(4,152)	—	—	(4,152)	4,152	(4,152)
Comprehensive loss	$(41,746)	$(16,861)	$(1,518)	$(8,714)	$27,093	$(41,746)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Three Months Ended April 30, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$90,937	$79,964	$257,018	$(31,094)	$396,941
Cost of goods sold	193	55,274	62,839	122,224	(37,879)	202,651
Gross profit	(77)	35,663	17,125	134,794	6,785	194,290
Selling, general and administrative expense	6,378	59,138	21,227	122,808	(1,630)	207,921
Asset impairments	—	765	3,255	563	—	4,583
Operating (loss)/income	(6,455)	(24,240)	(7,357)	11,423	8,415	(18,214)
Interest expense, net	11,618	455	—	7,149	—	19,222
Foreign currency loss	124	7	220	536	—	887
Equity in earnings	34,927	(692)	—	—	(34,235)	—
(Loss)/income before (benefit)/provision for income taxes	(53,124)	(24,010)	(7,577)	3,738	42,650	(38,323)
(Benefit)/provision for income taxes	—	(4,120)	(2,933)	6,610	—	(443)
Loss from continuing operations	(53,124)	(19,890)	(4,644)	(2,872)	42,650	(37,880)
Loss from discontinued operations	—	(4,165)	(2,948)	(15,868)	—	(22,981)
Net loss	(53,124)	(24,055)	(7,592)	(18,740)	42,650	(60,861)
Net loss attributable to non-controlling interest	—	—	—	7,737	—	7,737
Net loss attributable to Quiksilver, Inc.	(53,124)	(24,055)	(7,592)	(11,003)	42,650	(53,124)
Other comprehensive income	5,681	—	—	5,681	(5,681)	5,681
Comprehensive loss attributable to Quiksilver, Inc.	$(47,443)	$(24,055)	$(7,592)	$(5,322)	$36,969	$(47,443)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Six Months Ended April 30, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$234	$155,239	$131,621	$439,219	$(52,407)	$673,906
Cost of goods sold	—	95,359	87,884	213,953	(49,532)	347,664
Gross profit	234	59,880	43,737	225,266	(2,875)	326,242
Selling, general and administrative expense	7,137	76,178	50,788	214,942	(3,362)	345,683
Asset impairments	—	—	466	492	—	958
Operating (loss)/income	(6,903)	(16,298)	(7,517)	9,832	487	(20,399)
Interest expense, net	23,305	1,709	(4)	11,432	—	36,442
Foreign currency (gain)/loss	(363)	(288)	430	(2,380)	—	(2,601)
Equity in earnings	18,459	95	—	—	(18,554)	—
(Loss)/income before provision for income taxes	(48,304)	(17,814)	(7,943)	780	19,041	(54,240)
Provision for income taxes	60	292	539	753	—	1,644
(Loss)/income from continuing operations	(48,364)	(18,106)	(8,482)	27	19,041	(55,884)
(Loss)/income from discontinued operations	—	—	(2)	6,734	—	6,732
Net (loss)/income	(48,364)	(18,106)	(8,484)	6,761	19,041	(49,152)
Net loss attributable to non-controlling interest	—	—	—	788	—	788
Net (loss)/income attributable to Quiksilver, Inc.	(48,364)	(18,106)	(8,484)	7,549	19,041	(48,364)
Other comprehensive loss	(22,771)	—	—	(22,771)	22,771	(22,771)
Comprehensive (loss) attributable to Quiksilver, Inc.	$(71,135)	$(18,106)	$(8,484)	$(15,222)	$41,812	$(71,135)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations
Six Months Ended April 30, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$232	$176,473	$178,705	$526,788	$(90,347)	$791,851
Cost of goods sold	193	106,538	131,041	242,008	(82,859)	396,921
Gross profit	39	69,935	47,664	284,780	(7,488)	394,930
Selling, general and administrative expense	15,403	115,104	43,895	243,865	(6,562)	411,705
Asset impairments	—	765	3,477	1,224	—	5,466
Operating (loss)/income	(15,364)	(45,934)	292	39,691	(926)	(22,241)
Interest expense, net	23,218	1,465	—	13,959	—	38,642
Foreign currency loss/(gain)	160	(3)	(4)	3,562	—	3,715
Equity in earnings	(1,809)	(618)	—	—	2,427	—
(Loss)/income before (benefit)/provision for income taxes	(36,933)	(46,778)	296	22,170	(3,353)	(64,598)
(Benefit)/provision for income taxes	—	(10,289)	(6,878)	12,339	—	(4,828)
(Loss)/income from continuing operations	(36,933)	(36,489)	7,174	9,831	(3,353)	(59,770)
Income/(loss) from discontinued operations	—	19,757	10,583	(15,704)	—	14,636
Net (loss)/income	(36,933)	(16,732)	17,757	(5,873)	(3,353)	(45,134)
Net loss attributable to non-controlling interest	—	—	—	8,201	—	8,201
Net (loss)/income attributable to Quiksilver, Inc.	(36,933)	(16,732)	17,757	2,328	(3,353)	(36,933)
Other comprehensive loss	(8,741)	—	—	(8,741)	8,741	(8,741)
Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(45,674)	$(16,732)	$17,757	$(6,413)	$5,388	$(45,674)

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
April 30, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$157	$11,555	$—	$39,758	$(3,392)	$48,078
Restricted cash	—	—	—	4,449	—	4,449
Trade accounts receivable, net	—	51,993	19,581	180,373	—	251,947
Other receivables	10	1,989	1,084	39,717	—	42,800
Income taxes receivable	—	—	—	938	(444)	494
Inventories	—	32,866	74,357	204,346	(20,321)	291,248
Deferred income taxes	—	21,554	—	4,838	(21,554)	4,838
Prepaid expenses and other current assets	1,639	8,340	3,402	17,044	—	30,425
Intercompany balances	—	264,452	—	132	(264,584)	—
Total current assets	1,806	392,749	98,424	491,595	(310,295)	674,279
Restricted cash	—	—	—	2,868	—	2,868
Fixed assets, net	19,192	31,249	21,277	117,955	—	189,673
Intangible assets, net	9,636	43,495	1,071	83,836	—	138,038
Goodwill	—	61,983	11,089	7,030	—	80,102
Other assets	6,253	4,531	662	28,004	—	39,450
Deferred income taxes long-term	30,807	—	2,052	14,182	(32,859)	14,182
Investment in subsidiaries	706,629	1,430	—	—	(708,059)	—
Total assets	$774,323	$535,437	$134,575	$745,470	$(1,051,213)	$1,138,592
LIABILITIES AND EQUITY/(DEFICIT)
Current liabilities:
Lines of credit	$—	$—	$—	$33,037	$—	$33,037
Accounts payable	3,092	42,219	22,149	82,508	—	149,968
Accrued liabilities	19,014	13,637	9,387	66,800	(3,392)	105,446
Current portion of long-term debt	—	600	—	1,648	—	2,248
Income taxes payable	—	443	1	—	(444)	—
Deferred income taxes	31,450	—	4,925	4,346	(21,554)	19,167
Intercompany balances	231,536	—	33,048	—	(264,584)	—
Total current liabilities	285,092	56,899	69,510	188,339	(289,974)	309,866
Long-term debt	501,699	46,103	—	237,680	—	785,482
Other long-term liabilities	2,165	6,044	8,719	18,819	—	35,747
Deferred income taxes long-term	—	38,052	—	16,937	(32,859)	22,130
Total liabilities	788,956	147,098	78,229	461,775	(322,833)	1,153,225
Stockholders’/invested equity/(deficit)	(14,633)	388,339	56,346	283,695	(728,380)	(14,633)
Total liabilities and equity/(deficit)	$774,323	$535,437	$134,575	$745,470	$(1,051,213)	$1,138,592

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

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Six Months Ended April 30, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(48,364)	$(18,106)	$(8,484)	$6,761	$19,041	$(49,152)
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Income from discontinued operations	—	—	2	(6,734)	—	(6,732)
Depreciation and amortization	1,453	4,717	2,808	11,487	—	20,465
Stock-based compensation	2,252	—	—	—	—	2,252
Provision for doubtful accounts	—	647	314	2,409	—	3,370
Asset impairments	—	—	466	492	—	958
Equity in earnings	18,459	95	—	596	(18,554)	596
Non-cash interest expense	1,030	632	—	98	—	1,760
Deferred income taxes	—	—	—	(4,091)	—	(4,091)
Other adjustments to reconcile net (loss)/income	(1,185)	(281)	47	(5,944)	—	(7,363)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(977)	14,886	24,891	—	38,800
Inventories	—	(7,185)	(2,083)	(10,403)	(487)	(20,158)
Intercompany	67,233	1,020	(50,764)	(17,489)	—	—
Other operating assets and liabilities	1,176	(4,251)	6,772	(9,424)	(3,392)	(9,119)
Cash provided by/(used in) operating activities of continuing operations	42,054	(23,689)	(36,036)	(7,351)	(3,392)	(28,414)
Cash (used in)/provided by operating activities of discontinued operations	—	—	(2)	4,670	—	4,668
Net cash provided by/(used in) operating activities	42,054	(23,689)	(36,038)	(2,681)	(3,392)	(23,746)
Cash flows from investing activities:
Proceeds from sale of property	—	—	—	460	—	460
Capital expenditures	(3,194)	(1,674)	(6,249)	(11,857)	—	(22,974)
Changes in restricted cash	—	16,514	—	(2,630)	—	13,884
Cash (used in)/provided by investing activities of continuing operations	(3,194)	14,840	(6,249)	(14,027)	—	(8,630)
Cash provided by investing activities of discontinued operations	—	—	—	10,713	—	10,713
Net cash (used in)/provided by investing activities	(3,194)	14,840	(6,249)	(3,314)	—	2,083
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	40,739	—	40,739
Payments on lines of credit	—	—	—	(34,516)	—	(34,516)
Borrowings on long-term debt	—	43,038	—	14,663	—	57,701
Payments on long-term debt	—	(19,600)	—	(15,316)	—	(34,916)
Stock option exercises and employee stock purchases	372	—	—	—	—	372
Intercompany	(39,087)	(5,901)	44,988	—	—	—
Cash (used in )/provided by financing activities of continuing operations	(38,715)	17,537	44,988	5,570	—	29,380
Net cash (used in)/provided by financing activities	(38,715)	17,537	44,988	5,570	—	29,380
Effect of exchange rate changes on cash	(146)	—	—	(6,157)	—	(6,303)
Net (decrease)/increase in cash and cash equivalents	(1)	8,688	2,701	(6,582)	(3,392)	1,414
Cash and cash equivalents, beginning of period	158	2,867	(2,701)	46,340	—	46,664
Cash and cash equivalents, end of period	$157	$11,555	$—	$39,758	$(3,392)	$48,078

QUIKSILVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Six Months Ended April 30, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(36,933)	$(16,732)	$17,757	$(5,873)	$(3,353)	$(45,134)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income from discontinued operations	—	(19,757)	(10,583)	15,704	—	(14,636)
Depreciation and amortization	1,157	5,298	4,355	14,008	—	24,818
Stock-based compensation	11,588	—	—	—	—	11,588
Provision for doubtful accounts	—	12,458	158	2,624	—	15,240
Asset impairments	—	765	3,477	1,224	—	5,466
Equity in earnings	(1,809)	(618)	—	1,144	2,427	1,144
Non-cash interest expense	942	491	—	269	—	1,702
Deferred income taxes	—	—	—	529	—	529
Other adjustments to reconcile net income	157	(13)	(288)	3,857	—	3,713
Changes in operating assets and liabilities:
Trade accounts receivable	—	(7,671)	17,124	28,460	—	37,913
Inventories	—	9,210	10,607	8,474	926	29,217
Intercompany	26,610	(3,121)	(35,129)	11,640	—	—
Other operating assets and liabilities	(1,824)	(29,289)	(22,034)	(41,661)	—	(94,808)
Cash (used in)/provided by operating activities of continuing operations	(112)	(48,979)	(14,556)	40,399	—	(23,248)
Cash used in operating activities of discontinued operations	—	—	(1,861)	(15,117)	—	(16,978)
Net cash (used in)/provided by operating activities	(112)	(48,979)	(16,417)	25,282	—	(40,226)
Cash flows from investing activities:
Proceeds from sale of property	—	11	505	149	—	665
Capital expenditures	(4,139)	(5,159)	(3,262)	(11,127)	—	(23,687)
Changes in restricted cash	—	(50,214)	—	(5,833)	—	(56,047)
Cash used in investing activities of continuing operations	(4,139)	(55,362)	(2,757)	(16,811)	—	(79,069)
Cash provided by investing activities of discontinued operations	—	58,060	18,991	—	—	77,051
Net cash (used in)/provided by investing activities	(4,139)	2,698	16,234	(16,811)	—	(2,018)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	91,625	—	91,625
Payments on lines of credit	—	—	—	(67,258)	—	(67,258)
Borrowings on long-term debt	—	69,000	—	6,574	—	75,574
Payments on long-term debt	—	(26,500)	—	(11,929)	—	(38,429)
Payments on short-term debt	—	—	—	(15,223)	—	(15,223)
Stock option exercises and employee stock purchases	5,150	—	—	—	—	5,150
Payments of debt issuance costs	(809)	38	—	—	—	(771)
Cash provided by financing activities of continuing operations	4,341	42,538	—	3,789	—	50,668
Net cash provided by financing activities	4,341	42,538	—	3,789	—	50,668
Effect of exchange rate changes on cash	—	—	—	1,430	—	1,430
Net increase/(decrease) in cash and cash equivalents	90	(3,743)	(183)	13,690	—	9,854
Cash and cash equivalents, beginning of period	35	3,733	296	53,216	—	57,280
Cash and cash equivalents, end of period	$125	$(10)	$113	$66,906	$—	$67,134

Note 17 — Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company's consolidated financial statements for the year ended October 31, 2014, the Company identified errors related to inappropriate revenue cut-off (revenues inappropriately recognized prior to meeting the GAAP revenue recognition criteria) that impacted prior periods, including each quarter of fiscal 2014 and earlier periods. The Company determined that certain shipments previously reported as revenue in its Americas wholesale channel did not meet the criteria for revenue recognition until the subsequent quarter when the shipments were delivered to, and accepted by, its wholesale customers. The impact of the inappropriate revenue cut-off was to overstate net revenue and gross margin for the three months ended April 30, 2014, and to understate net revenue and gross margin for the six months ended April 30, 2014. Accumulated deficit was understated for the three months ended April 30, 2014, and overstated for the six months ended April 30, 2014. For fiscal 2014 as a whole, the impact of this error was to overstate net revenue and gross margin and to understate accumulated deficit.
The Company assessed the materiality of these errors to each of the 2014, 2013 and 2012 fiscal years, as well as to each quarter of fiscal 2014, in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the errors were not material to any of these periods. However, the Company also concluded that recording an out of period correction would be material to the three months ended January 31, 2015, as it would materially understate first quarter results and key revenue trends within its Americas segment. Consequently, in accordance with SAB No. 108, the accompanying condensed consolidated statement of operations for the three and six months periods ended April 30, 2014 and condensed consolidated balance sheet as of October 31, 2014 have been revised to correct for these immaterial errors.
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
The table below is a summary of the impact of these corrections on selected balance sheet data:

	October 31, 2014
In thousands	As Previously Reported	As Restated
Trade accounts receivable	$319,840	$311,014
Inventories	278,780	284,517
Total current assets	744,089	741,000
Assets held for sale, net of current portion	2,987	5,394
Total assets	1,256,664	1,255,982
Income taxes payable	1,156	1,124
Current portion of assets held for sale	12,640	13,266
Total current liabilities	349,793	350,387
Total liabilities	1,199,154	1,199,748
Accumulated deficit	(585,263)	(587,407)
Accumulated other comprehensive income	57,298	57,288
Total Quiksilver, Inc. stockholders' equity	56,030	53,876
Non-controlling interest	1,480	2,358
Total equity	57,510	56,234

Selected Segment Data:
Americas identifiable assets	$467,920	$464,831
EMEA identifiable assets	510,896	513,303

The table below is a summary of the impact of these corrections on selected statements of operations data:

	Three Months Ended April 30, 2014		Six Months Ended April 30, 2014
In thousands	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues, net	$397,121	$396,941	$789,733	$791,851
Gross profit	194,354	194,290	394,189	394,930
Operating loss	(18,152)	(18,214)	(22,982)	(22,241)
Loss from continuing operations	(37,817)	(37,880)	(60,511)	(59,770)
Net loss attributable to Quiksilver, Inc.	(53,061)	(53,124)	(37,674)	(36,933)
Net loss per share attributable to Quiksilver, Inc.	$(0.31)	$(0.31)	$(0.22)	$(0.22)

Selected Americas Segment Data:
Revenues, net	$186,427	$186,247	$359,592	$361,710
Gross margin	78,972	78,909	154,082	154,823
Operating loss	(21,920)	(21,983)	(36,593)	(35,852)
The correction of these errors had no net impact on the Company's net cash used in operating activities for the six months ended April 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, when we refer to “Quiksilver,” “we,” “us,” “our,” or the “Company” in this Form 10-Q, we are referring to Quiksilver, Inc. and its subsidiaries on a consolidated basis. The following management discussion and analysis (MD&A) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K for the year ended October 31, 2014 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail. The section entitled “Risk Factors” set forth in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, and similar disclosures in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to invest in, or maintain your investment in, our common stock or senior notes.
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are often, but not always, identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “outlook,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	the matters discussed below under "Known or Anticipated Trends"; and

•	our belief that we have sufficient liquidity to fund our business operations during at least the next twelve months; and

•	our expectations regarding our level of capital expenditures in fiscal 2015; and

•	our expectations regarding the future performance of our business.
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
Business Overview
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. We reincorporated in Delaware and went public in 1986 and, in subsequent years, acquired the worldwide licenses and trademarks that created the global company that we are today. Our business is rooted in the strong heritage and authenticity of our core brands, Quiksilver, Roxy and DC, each of which caters to the casual, outdoor lifestyle associated with surfing, skateboarding, snowboarding, BMX and motocross, among other activities. Today, our products are sold in over 115 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, sporting goods stores, discount centers, specialty stores, select department stores, and licensed stores), 719 Company-owned retail stores, and via our e-commerce websites. We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South, and Central America, includes revenues primarily from the United States, Canada, Brazil, and Mexico. Our EMEA segment, consisting of Europe, the Middle East, and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. Our APAC segment, consisting of Australia, New Zealand, and Pacific Rim markets, includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan, and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations along with revenues from sourcing services for our licensees. For information regarding the operating income and identifiable assets attributed to our operating segments, see Note 3 —Segment Information, to our condensed consolidated financial statements.
Known or Anticipated Trends
Based on our recent operating results and current perspective on our operating environment, we anticipate certain trends continuing to impact our operating results over the next few quarters, including:

•
Year-over-year net revenue and gross margin comparisons continuing to be unfavorable due primarily to the impact of currency exchange rates and licensing. We also expect our net revenues and margins to be unfavorably impacted by late deliveries and an evolving distribution channel strategy, particularly in North America and expect continued net revenue growth in our emerging markets.

•	Year-over-year SG&A reductions continuing due to expense reduction initiatives implemented in fiscal 2014 and 2015, as well as the impact of foreign currency exchange rates; and

•	Capital expenditures continuing below prior year capital investment levels.
Discontinued Operations
In order to improve our focus on the operations and development of our three core brands (Quiksilver, Roxy and DC), we have divested certain non-core businesses. In November 2013, we completed the sale of Mervin Manufacturing, Inc. ("Mervin"), a manufacturer of snowboards and related products, for $58 million. In January 2014, we completed the sale of substantially all of the assets of Hawk Designs, Inc. ("Hawk"), our subsidiary that owned and operated the "Hawk" brand, for $19 million. The sale of Mervin and Hawk generated a net after-tax gain of approximately $31 million, which is included in income from discontinued operations for the six months of fiscal 2014. Our sale of the Mervin and Hawk businesses generated income tax expense of approximately $18 million during the first six months of fiscal 2014 within discontinued operations. However, as we did not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. In December 2014, we sold our 51% ownership stake in Surfdome Shop Ltd., a multi-brand e-commerce business ("Surfdome"). At the completion of the sale, we received net proceeds of approximately $16 million, which included payments to us from Surfdome for all outstanding loans and trade receivables. The transaction resulted in an after-tax gain of $7 million in the first quarter of fiscal 2015, which is included in income from discontinued operations.
The Mervin, Hawk and Surfdome businesses are presented as discontinued operations in our condensed consolidated financial statements for all periods presented. See Note 15 — Discontinued Operations, to our condensed consolidated financial statements for further discussion of the operating results of our discontinued businesses.
Restatement of Prior Period Financial Statements
Subsequent to the issuance of our consolidated financial statements for the year ended October 31, 2014, we identified and corrected certain immaterial errors related to inappropriate net revenue cut-off in fiscal 2014 and prior periods. See Note 17 — Restatement of Prior Period Financial Statements, in our condensed consolidated financial statements contained elsewhere in this report for additional details. Consequently, the condensed consolidated statement of operations for the three and six months ended April 30, 2014 and balance sheet as of October 31, 2014 have been revised to correct for these immaterial errors. MD&A included herein is based on the revised financial results.
Results of Operations
The following table sets forth selected statement of operations data expressed as a percentage of net revenues for the second quarter and first six months of fiscal 2015 and 2014. The discussion of our operating results from continuing operations that follows should be read in conjunction with the table.

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	47.1%	48.9%	48.4%	49.9%
Selling, general and administrative expense	52.6%	52.4%	51.3%	52.0%
Asset impairments	0.2%	1.2%	0.1%	0.7%
Operating loss	(5.7)%	(4.6)%	(3.0)%	(2.8)%
Interest expense, net	5.4%	4.8%	5.4%	4.9%
Foreign currency (gain)/loss	(1.0)%	0.2%	(0.4)%	0.5%
Loss before benefit for income taxes	(10.2)%	(9.7)%	(8.0)%	(8.2)%
Second Quarter (Three Months) Ended April 30, 2015 Compared to Second Quarter (Three Months) Ended April 30, 2014
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
The following tables present net revenues from continuing operations by segment, brand, channel and product group on an as reported (GAAP) basis, and on a constant currency continuing category (non-GAAP) basis, for the second quarter of fiscal 2015 and 2014:

Revenues, net – by Segment
Net revenues by segment, on both an as reported and a constant currency continuing category basis, for the second quarter of fiscal 2015 and 2014 were as follows:

In millions	Americas	EMEA	APAC	Corporate	Total
Three Months Ended April 30, 2015
Net revenues as reported	$160	$116	$56	$1	$333
Less licensing revenues from licensed product categories	(1)	—	—	—	(1)
Constant currency continuing category net revenues	$159	$116	$56	$1	$332

Three Months Ended April 30, 2014
Net revenues as reported	$186	$151	$60	$—	$397
Impact of fiscal 2015 foreign exchange rates	(7)	(31)	(7)	—	(45)
Less wholesale net revenues from licensed product categories	(14)	—	—	—	(14)
Constant currency continuing category net revenues	$165	$120	$53	$—	$338

Change in net revenues as reported ($)	$(26)	$(35)	$(4)	$1	$(64)
Change in net revenues as reported (%)	(14)%	(23)%	(7)%	—%	(16)%
Change in constant currency continuing category net revenues ($)	$(6)	$(4)	$3	$1	$(6)
Change in constant currency continuing category net revenues (%)	(4)%	(3)%	6%	—%	(2)%
Net revenues in our Americas segment decreased $26 million, or 14%, on an as reported basis during the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $7 million of this decrease. In addition, our licensing of peripheral product categories contributed $14 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $6 million, or 4%, primarily due to a decrease in apparel and accessories category net revenues in the Americas wholesale channel. Net revenues in the emerging market of Mexico increased by 11% on an as reported basis (27% in constant currency) while net revenues in the emerging market of Brazil decreased by 29% on an as reported basis (7% in constant currency) reflecting the economic slowdown in Brazil in the second quarter of fiscal 2015. Net revenues in the Americas retail channel increased 2% on an as reported basis due to new store openings. Net revenues in the Americas e-commerce channel decreased 30% on an as reported basis in the second quarter of fiscal 2015, primarily due to reduced discounting resulting in lower revenues but improved gross margins.
Net revenues in our EMEA segment decreased $35 million, or 23%, on an as reported basis during the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $31 million of this decrease. Our licensing of peripheral product categories did not materially affect the EMEA region. Net revenues on a constant currency continuing category basis decreased by $4 million, or 3%, primarily due to a reduction in DC footwear net revenues of $5 million in the EMEA wholesale channel. Net revenues in the emerging market of Russia decreased 31% on an as reported basis, but increased 15% on a constant currency basis, reflecting the significant adverse impact of currency exchange rate changes. Net revenues in the e-commerce channel increased 28% on a constant currency continuing category basis in the second quarter of fiscal 2015, offsetting the 7% net revenue decline in the wholesale channel.
Net revenues in our APAC segment decreased by $4 million, or 7%, on an as reported basis during the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $7 million of this decrease. Our licensing of peripheral product categories did not affect the APAC region. Net revenues on a constant currency continuing category basis increased by $3 million, or 6%, primarily due to new store openings in the retail channel and a 28% increase in e-commerce channel net revenues. Net revenues in the emerging markets of China, South Korea, Taiwan and Indonesia increased by a combined 9% on an as reported basis (17% in constant currency).
Aggregate net revenues in our emerging markets, which include Brazil, Mexico, Russia, Indonesia, South Korea, China, and Taiwan, decreased 13% versus the comparable prior year period on an as reported basis, but increased 10% in constant currency, reflecting the significant adverse impact of the strengthening U.S. dollar on local currency results. These markets are reported within their respective regional segments above.

Revenues, net – By Brand
Net revenues by brand, on both an as reported and a constant currency continuing category basis, for the second quarter of fiscal 2015 and 2014 were as follows:

In millions	Quiksilver	Roxy	DC	Other	Total
Three Months Ended April 30, 2015
Net revenues as reported	$139	$105	$81	$8	$333
Less licensing revenues from licensed product categories	—	(1)	—	—	(1)
Constant currency continuing category net revenues	$139	$104	$81	$8	$332

Three Months Ended April 30, 2014
Net revenues as reported	$167	$120	$103	$7	$397
Impact of fiscal 2015 foreign exchange rates	(20)	(12)	(12)	(1)	(45)
Less wholesale net revenues from licensed product categories	(7)	(5)	(2)	—	(14)
Constant currency continuing category net revenues	$140	$103	$89	$6	$338

Change in net revenues as reported ($)	$(28)	$(15)	$(22)	$1	$(64)
Change in net revenues as reported (%)	(17)%	(13)%	(21)%	14%	(16)%
Change in constant currency continuing category net revenues ($)	$(1)	$1	$(8)	$2	$(6)
Change in constant currency continuing category net revenues (%)	(1)%	1%	(9)%	33%	(2)%
Quiksilver brand net revenues decreased $28 million, or 17%, on an as reported basis in the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $20 million of this decrease. Our licensing of peripheral product categories contributed $7 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $1 million, or 1%, primarily due to decreased net revenues in the EMEA wholesale channel.
Roxy brand net revenues decreased $15 million, or 13%, on an as reported basis in the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $12 million of this decrease. Our licensing of peripheral product categories contributed $5 million of this decrease. Net revenues on a constant currency continuing category basis increased $1 million, or 1%, primarily due to increased apparel net revenues in the APAC retail channel.
DC brand net revenues decreased $22 million, or 21%, on an as reported basis in the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $12 million of this decrease. Our licensing of peripheral product categories contributed $2 million of this decrease. Net revenues on a constant currency continuing category basis decreased $8 million, or 9%, primarily due to lower footwear net revenues in the EMEA wholesale channel.

Revenues, net – By Channel
Net revenues by channel, on both an as reported and a constant currency continuing category basis, for the second quarter of fiscal 2015 and 2014 were as follows:

In millions	Wholesale	Retail	E-com	Licensing	Total
Three Months Ended April 30, 2015
Net revenues as reported	$230	$84	$16	$3	$333
Less licensing revenues from licensed product categories	—	—	—	(1)	(1)
Constant currency continuing category net revenues	$230	$84	$16	$2	$332

Three Months Ended April 30, 2014
Net revenues as reported	$286	$89	$19	$3	$397
Impact of fiscal 2015 foreign exchange rates	(33)	(11)	(1)	—	(45)
Less wholesale net revenues from licensed product categories	(14)	—	—	—	(14)
Constant currency continuing category net revenues	$239	$78	$18	$3	$338

Change in net revenues as reported ($)	$(56)	$(5)	$(3)	$—	$(64)
Change in net revenues as reported (%)	(20)%	(6)%	(16)%	—%	(16)%
Change in constant currency continuing category net revenues ($)	$(9)	$6	$(2)	$(1)	$(6)
Change in constant currency continuing category net revenues (%)	(4)%	8%	(11)%	(33)%	(2)%
Wholesale net revenues decreased $56 million, or 20%, on an as reported basis in the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $33 million of this decrease. Our licensing of peripheral product categories contributed $14 million of this decrease. On a constant currency continuing category basis, wholesale net revenues decreased $9 million, or 4%, compared to the prior year period, primarily due to wholesale net revenue declines in the DC brand.
Retail net revenues decreased $5 million, or 6%, on as reported basis in the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $11 million of this decrease. Global retail same-store sales were down 3% in the second quarter of fiscal 2015 on an as reported basis. On a constant currency continuing category basis, retail net revenues increased $6 million, or 8%, versus the prior year, due to 61 net new store openings during the previous twelve months.
E-commerce net revenues decreased $3 million, or 16%, on an as reported basis in the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates resulted in a $1 million decrease in net revenues. E-commerce net revenues increased in our EMEA and APAC segments as we expanded our online service area. E-commerce net revenues decreased 30% in the Americas due to a significant reduction in discounting which resulted in improved gross margins.

Revenues, net – By Product Group
Net revenues by product group, on both an as reported and a constant currency continuing category basis, for the second quarter of fiscal 2015 and 2014 were as follows:

In millions	Apparel and Accessories	Footwear	Total
Three Months Ended April 30, 2015
Net revenues as reported	$232	$101	$333
Less licensing revenue from licensed product categories	(1)	—	(1)
Constant currency continuing category net revenues	$231	$101	$332

Three Months Ended April 30, 2014
Net revenues as reported	$283	$114	$397
Impact of fiscal 2015 foreign exchange rates	(33)	(12)	(45)
Less licensing revenue from licensed product categories	(14)	—	(14)
Constant currency continuing category net revenues	$236	$102	$338

Change in net revenues as reported ($)	$(51)	$(13)	$(64)
Change in net revenues as reported (%)	(18)%	(11)%	(16)%
Change in constant currency continuing category net revenues ($)	$(5)	$(1)	$(6)
Change in constant currency continuing category net revenues (%)	(2)%	(1)%	(2)%
Apparel and accessories net revenues decreased $51 million, or 18%, on an as reported basis in the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $33 million of this decrease. Our licensing of peripheral product categories contributed $14 million of this decrease. On a constant currency continuing category basis, apparel and accessories net revenues decreased $5 million, or 2%, primarily due to a wholesale net revenue decrease in the Americas segment.
Footwear net revenues decreased $13 million, or 11%, on an as reported basis in the second quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed a $12 million decrease in net revenues. Our licensing of peripheral product categories did not affect our footwear product group. On a constant currency continuing category basis, net revenues decreased $1 million, or 1%, with decreases in DC brand footwear within the EMEA segment partially offset by increases in all channels within the APAC segment.
Gross Profit
Gross profit decreased to $157 million in the second quarter of fiscal 2015 from $194 million in the comparable period of the prior year. Gross margin, or gross profit as a percentage of net revenues, declined to 47.1% in the second quarter of fiscal 2015 versus 48.9% in the comparable prior year period. This 180 basis point decrease in gross margin was primarily due to increased discounting in the wholesale and retail channels of all three regional segments (approximately 260 basis points) and higher freight expenses due to late deliveries, partially offset by net revenue growth from our higher margin direct-to-consumer channels (approximately 80 basis points).
Gross margin by regional segment for the second quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended April 30,		Basis Point (bp) Change Increase (Decrease)
By regional segment	2015	2014
Americas	42.0%	42.4%	(40) bp
EMEA	51.7%	54.2%	(250) bp
APAC	53.1%	55.9%	(280) bp
Consolidated	47.1%	48.9%	(180) bp

Selling, General and Administrative Expense (“SG&A”)
SG&A from continuing operations decreased $33 million, or 16%, to $175 million in the second quarter of fiscal 2015 from $208 million in the comparable prior year period. Changes in foreign currency exchange rates contributed approximately $22 million of this decrease. The remaining $11 million decrease was primarily attributable to reduced bad debt expenses and employee compensation expenses.

SG&A by segment (in millions) as reported for the second quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended April 30,		$ Change Increase (Decrease)
In millions	2015	2014
Americas	$79	$97	$(18)
EMEA	61	76	(14)
APAC	32	34	(2)
Corporate Operations	3	1	2
Consolidated	$175	$208	$(33)
SG&A by segment for the second quarter of fiscal 2014 has been reclassified to conform to the current year presentation as a result of the Company's centralization of certain global business functions. The decrease in Americas segment SG&A was primarily due to reductions in bad debt expenses, employee compensation, and changes in foreign currency exchange rates. The decrease in EMEA and APAC segment SG&A was almost entirely due to changes in foreign currency exchange rates.
Asset Impairments
Asset impairment charges were $1 million in the second quarter of fiscal 2015 compared to $5 million in the second quarter of fiscal 2014, all related to under-performing retail stores.
Non-Operating Expenses
Net interest expense for the second quarter of fiscal 2015 was $18 million compared to $19 million in the second quarter of fiscal 2014. This decrease was primarily due to the impact of changes in foreign currency exchange rates on our euro-denominated interest expense.
Our foreign currency gain was $3 million in the second quarter of fiscal 2015 compared to a loss of $1 million in the comparable prior year period.
Our income tax expense for the second quarter of fiscal 2015 was $4 million compared to a benefit of $0.4 million in the second quarter of fiscal 2014. We generated income tax expense in the second quarter of fiscal 2015 as we recorded tax expense in certain jurisdictions, but were unable to record certain tax benefits against losses in those jurisdictions where we have previously recorded valuation allowances. The tax benefit generated in the second quarter of fiscal 2014 was due to the recognition of an offsetting income tax benefit within continuing operations generated from our sale of our former Mervin and Hawk businesses.
Net Loss from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. for the second quarter of each of fiscal 2015 and 2014 was $38 million, or $0.22 per share.
Six Months Ended April 30, 2015 Compared to Six Months Ended April 30, 2014
Revenues, net

Revenues, net – by Segment
Net revenues by segment, on both an as reported and a constant currency continuing category basis, for the first six months of fiscal 2015 and 2014 were as follows:

In millions	Americas	EMEA	APAC	Corporate	Total
Six Months Ended April 30, 2015
Net revenues as reported	$308	$242	$123	$1	$674
Less licensing revenues from licensed product categories	(2)	—	—	—	(2)
Constant currency continuing category net revenues	$306	$242	$123	$1	$672

Six Months Ended April 30, 2014
Net revenues as reported	$362	$300	$130	$—	$792
Impact of fiscal 2015 foreign exchange rates	(11)	(51)	(13)	—	(75)
Less wholesale net revenues from licensed product categories	(25)	—	—	—	(25)
Constant currency continuing category net revenues	$326	$249	$117	$—	$692

Change in net revenues as reported ($)	$(54)	$(58)	$(7)	$1	$(118)
Change in net revenues as reported (%)	(15)%	(19)%	(5)%	—%	(15)%
Change in constant currency continuing category net revenues ($)	$(20)	$(7)	$6	$1	$(20)
Change in constant currency continuing category net revenues (%)	(6)%	(3)%	5%	—%	(3)%
Net revenues in our Americas segment decreased $54 million, or 15%, on an as reported basis during the first six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $11 million of this decrease. In addition, our licensing of peripheral product categories contributed $25 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $20 million, or 6%, primarily due to a reduction in DC brand apparel category net revenues of $9 million in the Americas wholesale channel. Net revenues in the emerging market of Mexico increased by 24% on an as reported basis (39% in constant currency). Net revenues in the emerging market of Brazil decreased by 14% on an as reported basis, reflecting the adverse impact of foreign currency changes and the economic slowdown in Brazil during the second quarter of fiscal 2015, but increased 4% in constant currency. Net revenues in the Americas retail channel increased 3% due to new store openings. Net revenues in the Americas e-commerce channel decreased 14% in the first six months of fiscal 2015 as a result of the second quarter decline noted previously.
Net revenues in our EMEA segment decreased $58 million, or 19%, on an as reported basis during the first six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $51 million of this decrease. Our licensing of peripheral product categories did not materially affect the EMEA region. Net revenues on a constant currency continuing category basis decreased by $7 million, or 3%, primarily due to a reduction in apparel net revenues of $12 million in the wholesale channel. EMEA wholesale apparel net revenues decreased across all three core brands, but more significantly in the Quiksilver brand. Net revenues in the emerging market of Russia decreased 30% on an as reported basis, but increased 14% on a constant currency basis, reflecting the significant adverse impact of currency exchange rate changes. Net revenues in the e-commerce channel increased significantly on a constant currency continuing category basis in the first six months of fiscal 2015, offsetting some of the net revenue decline in the wholesale channel.
Net revenues in our APAC segment decreased by $7 million, or 5%, on an as reported basis during the first six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $13 million of this decrease. Our licensing of peripheral product categories did not affect the APAC region. Net revenues on a constant currency continuing category basis increased by $6 million, or 5%, primarily due to retail and e-commerce channel net revenue growth. Net revenues in the emerging markets of China, South Korea, Taiwan and Indonesia increased by a combined 13% on an as reported basis (19% in constant currency).
Aggregate net revenues in our emerging markets, which include Brazil, Mexico, Russia, Indonesia, South Korea, China, and Taiwan, decreased 5% versus the comparable prior year period on an as reported basis, but increased 16% in constant currency, reflecting the significant adverse impact of the stronger U.S. dollar on local currency results. These markets are reported within their respective regional segments above.

Revenues, net – By Brand
Net revenues by brand, on both an as reported and a constant currency continuing category basis, for the first six months of fiscal 2015 and 2014 were as follows:

In millions	Quiksilver	Roxy	DC	Other	Total
Six Months Ended April 30, 2015
Net revenues as reported	$279	$205	$170	$20	$674
Less licensing revenues from licensed product categories	—	(2)	—	—	(2)
Constant currency continuing category net revenues	$279	$203	$170	$20	$672

Six Months Ended April 30, 2014
Net revenues as reported	$331	$238	$206	$17	$792
Impact of fiscal 2015 foreign exchange rates	(33)	(21)	(19)	(2)	(75)
Less wholesale net revenues from licensed product categories	(12)	(8)	(5)	—	(25)
Constant currency continuing category net revenues	$286	$209	$182	$15	$692

Change in net revenues as reported ($)	$(52)	$(33)	$(36)	$3	$(118)
Change in net revenues as reported (%)	(16)%	(14)%	(17)%	18%	(15)%
Change in constant currency continuing category net revenues ($)	$(7)	$(6)	$(12)	$5	$(20)
Change in constant currency continuing category net revenues (%)	(2)%	(3)%	(7)%	33%	(3)%
Quiksilver brand net revenues decreased $52 million, or 16%, on an as reported basis in the first six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $33 million of this decrease. Our licensing of peripheral product categories contributed $12 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $7 million, or 2%, primarily due to lower apparel net revenues in the EMEA wholesale channel.
Roxy brand net revenues decreased $33 million, or 14%, on an as reported basis in the first six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $21 million of this decrease. Our licensing of peripheral product categories contributed $8 million of this decrease. Net revenues on a constant currency continuing category basis decreased $6 million, or 3%, primarily due to lower apparel net revenues in the Americas and EMEA wholesale channels.
DC brand net revenues decreased $36 million, or 17%, on an as reported basis in the six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $19 million of this decrease. Our licensing of peripheral product categories contributed $5 million of this decrease. Net revenues on a constant currency continuing category basis decreased $12 million, or 7%, primarily due to lower apparel net revenues in the Americas and EMEA wholesale channels.

Revenues, net – By Channel
Net revenues by channel, on both an as reported and a constant currency continuing category basis, for the first six months of fiscal 2015 and 2014 were as follows:

In millions	Wholesale	Retail	E-com	Licensing	Total
Six Months Ended April 30, 2015
Net revenues as reported	$422	$203	$43	$6	$674
Less licensing revenues from licensed product categories	—	—	—	(2)	(2)
Constant currency continuing category net revenues	$422	$203	$43	$4	$672

Six Months Ended April 30, 2014
Net revenues as reported	$525	$220	$42	$5	$792
Impact of fiscal 2015 foreign exchange rates	(50)	(22)	(3)	—	(75)
Less wholesale net revenues from licensed product categories	(25)	—	—	—	(25)
Constant currency continuing category net revenues	$450	$198	$39	$5	$692

Change in net revenues as reported ($)	$(103)	$(17)	$1	$1	$(118)
Change in net revenues as reported (%)	(20)%	(8)%	2%	20%	(15)%
Change in constant currency continuing category net revenues ($)	$(28)	$5	$4	$(1)	$(20)
Change in constant currency continuing category net revenues (%)	(6)%	3%	10%	(20)%	(3)%
Wholesale net revenues decreased $103 million, or 20%, on an as reported basis in the six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $50 million of this decrease. Our licensing of peripheral product categories contributed $25 million of this decrease. On a constant currency continuing category basis, wholesale net revenues decreased $28 million, or 6%, primarily due to lower apparel net revenues in our Americas and EMEA wholesale channels. Wholesale channel apparel net revenues decreased in each core brand.
Retail net revenues decreased $17 million, or 8%, on an as reported basis in the six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates accounted for $22 million of this decrease. Global retail same-store sales were down 3% in the first six months of fiscal 2015, which was more than offset by 61 net new store openings during the previous twelve months. On a constant currency continuing category basis, retail net revenues were up $5 million, or 3%, versus the prior year.
E-commerce net revenues increased $1 million, or 2%, on an as reported basis in the six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates resulted in a $3 million decrease in net revenues. On a constant currency continuing category basis, e-commerce net revenues increased $4 million, or 10%, versus the prior year. E-commerce net revenues increased significantly in our EMEA and APAC segments as we expanded our online service area, while Americas e-commerce net revenues decreased 14% as a result of a reduction in discounting. E-commerce net revenues increased 16% in the Quiksilver and DC brands and decreased 4% in the Roxy brand.

Revenues, net – By Product Group
Net revenues by product group, on both an as reported and a constant currency continuing category basis, for the first six months of fiscal 2015 and 2014 were as follows:

In millions	Apparel and Accessories	Footwear	Total
Six Months Ended April 30, 2015
Net revenues as reported	$483	$191	$674
Less licensing revenue from licensed product categories	(2)	—	(2)
Constant currency continuing category net revenues	$481	$191	$672

Six Months Ended April 30, 2014
Net revenues as reported	$589	$203	$792
Impact of fiscal 2015 foreign exchange rates	(57)	(18)	(75)
Less licensing revenue from licensed product categories	(25)	—	(25)
Constant currency continuing category net revenues	$507	$185	$692

Change in net revenues as reported ($)	$(106)	$(12)	$(118)
Change in net revenues as reported (%)	(18)%	(6)%	(15)%
Change in constant currency continuing category net revenues ($)	$(26)	$6	$(20)
Change in constant currency continuing category net revenues (%)	(5)%	3%	(3)%
Apparel and accessories net revenues decreased $106 million, or 18%, on an as reported basis in the first six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $57 million of this decrease. Our licensing of peripheral product categories contributed $25 million of this decrease. On a constant currency continuing category basis, net revenues decreased $26 million, or 5%, primarily due to net revenue declines in the Americas and EMEA wholesale channels across all three core brands.
Footwear net revenues decreased $12 million, or 6%, on an as reported basis in the first six months of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $18 million of this decrease. Our licensing of peripheral product categories did not affect our footwear product group. On a constant currency continuing category basis, net revenues increased $6 million, or 3%, with increases in Quiksilver and Roxy brands in each channel.
Gross Profit
Gross profit decreased to $326 million in the first six months of fiscal 2015 from $395 million in the comparable period of the prior year. Gross margin, or gross profit as a percentage of net revenues, declined to 48.4% in the first six months of fiscal 2015 versus 49.9% in the comparable prior year period. This 150 basis point decrease in gross margin was primarily due to increased discounting in the Americas and EMEA wholesale channels (approximately 230 basis points) and higher freight expenses due to late deliveries, partially offset by net revenue growth from our higher margin direct-to-consumer channels (approximately 80 basis points).
Gross margin by regional segment for the first six months of fiscal 2015 and 2014 was as follows:

	Six Months Ended April 30,		Basis Point (bp) Change Increase (Decrease)
By regional segment	2015	2014
Americas	42.7%	42.8%	(10) bp
EMEA	54.0%	56.5%	(250) bp
APAC	54.3%	54.2%	10 bp
Consolidated	48.4%	49.9%	(150) bp

Selling, General and Administrative Expense (“SG&A”)
SG&A from continuing operations decreased $66 million, or 16%, to $346 million in the first six months of fiscal 2015 from$412 million in the comparable prior year period. Changes in foreign currency exchange rates contributed approximately $35 million of this decrease. Of the remaining $31 million decrease, $17 million was attributable to reductions in employee compensation and $13 million was attributable to reduced bad debt expenses.

SG&A by segment (in millions) as reported for the first six months of fiscal 2015 and 2014 was as follows:

	Six Months Ended April 30,		$ Change Increase (Decrease)
In millions	2015	2014
Americas	$149	$186	$(38)
EMEA	128	154	(26)
APAC	67	67	—
Corporate Operations	2	4	(2)
Consolidated	$346	$412	$(66)
SG&A by segment for the first six months of fiscal 2014 has been reclassified to conform to the current year presentation as a result of the Company's centralization of certain global business functions. The decrease in Americas segment SG&A was primarily due to reductions in bad debt expenses, employee compensation, early lease termination costs, and changes in foreign currency exchange rates. The decrease in EMEA segment SG&A was almost entirely due to changes in foreign currency exchange rates. The decrease in Corporate Operations SG&A was primarily due to expense reduction initiatives and organizational changes that transitioned responsibility for certain costs to our other segments.
Asset Impairments
Asset impairment charges were $1 million in the six months of fiscal 2015 compared to $5 million in the six months of fiscal 2014. Asset impairment charges for fiscal 2014 included $4 million related to a restructuring of our e-commerce platform. All other impairment charges for fiscal 2015 and 2014 relate to under-performing retail stores.
Non-Operating Expenses
Net interest expense for the first six months of fiscal 2015 was $36 million compared to $39 million in the first six months of fiscal 2014. This decrease was primarily due to the impact of changes in foreign currency exchange rates on our euro-denominated interest expense.
Our foreign currency gain was $3 million in the first six months of fiscal 2015 compared to a loss of $4 million in the comparable prior year period.
Our income tax expense for the first six months of fiscal 2015 was $2 million compared to a benefit of $5 million in the first six months of fiscal 2014. Our hedging instruments in Europe generated tax expense of approximately $4 million within other comprehensive income in the first six months of fiscal 2015. However, as we do not expect to pay income tax after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. Before this income tax benefit, we generated income tax expense in the first six months of 2015 as we recorded tax expense in certain jurisdictions, but were unable to record certain tax benefits against losses in those jurisdictions where we have previously recorded valuation allowances.
Net Loss from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. for the first six months of fiscal 2015 was $56 million, or $0.33 per share, compared to net loss of $59 million, or $0.35 per share, in the comparable period of the prior year. The lower net loss in the current year was primarily due to net savings in SG&A exceeding the reduction in gross profit generated from lower net revenues compared to the prior year period.

Financial Position, Capital Resources and Liquidity
The following table shows our cash, working capital and total indebtedness in millions as of the dates indicated:

In millions	April 30, 2015	October 31, 2014	$ Change Increase(Decrease)	% Change Increase(Decrease)
Cash and cash equivalents	$48	$47	$1	2%
Restricted cash	7	21	(14)	(67)%
Working capital	364	391	(27)	(7)%
Total indebtedness	821	829	(8)	(1)%
We believe that our cash flows from operations, cash on hand, and restricted cash, together with access to our existing credit facilities, will be adequate to fund our capital requirements for at least the next twelve months. At April 30, 2015, we had $48 million of cash on hand, $7 million in restricted cash, $45 million available on our credit facilities, and $18 million available for additional letters of credit in EMEA. Taken together, this represents cash and credit facility availability of $118 million at April 30, 2015. Our primary credit facilities mature in October 2016 and May 2018. We have no principal payments due on our 2017, 2018 or 2020 Notes before December 2017. Restricted cash at April 30, 2015 includes $3 million of the remaining proceeds from our sale of the Surfdome business during the first quarter of fiscal 2015. We expect to utilize the remaining proceeds during fiscal 2015.
Our liquidity assessment is based upon significant judgments and estimates regarding expected future costs and expected future revenue and assumes the renewal or replacement of our EMEA lines of credit and overdraft facilities in fiscal 2015. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for additional capital, which would require us to seek additional financing, which financing may not be available on terms acceptable to us or at all, or to sell or monetize existing assets to continue implementing our current operating plans. Specifically, we may not be successful in renewing or replacing our EMEA lines of credit and overdraft facilities, in which event we will need to raise additional funds to implement our current operating plans in our EMEA segment. Further, we may seek additional financing, such as the sale of additional equity and debt securities, or sell assets to undertake initiatives not contemplated by our current operating plans or for other business reasons, or seek to refinance or renegotiate certain of our other obligations. Our ability to obtain additional financing or refinancing depends on several factors, including credit markets and future market conditions, our ability to increase net revenues and operating efficiencies, our future creditworthiness, and restrictions contained in our debt agreements, among others. Our liquidity, financial condition and results of operations could be materially and adversely impacted if our judgments or estimates prove to be materially incorrect.

Cash Flows

Cash Flows from Operating Activities
The following table summarizes the major categories of changes in cash flows from operations for the six months ended April 30, 2015 and 2014:

	Six Months Ended April 30,
In thousands	2015	2014	Change
Net loss	$(49,152)	$(45,134)	$(4,018)
Net effect of non-cash reconciling adjustments	11,215	49,564	(38,349)
Cash provided by/(used in) operating assets and liabilities	9,523	(27,678)	37,201
Cash used in operating activities of continuing operations	(28,414)	(23,248)	(5,166)
Cash provided by/(used in) operating activities of discontinued operations	4,668	(16,978)	21,646
Net cash used in operating activities	$(23,746)	$(40,226)	$16,480

Net cash used in operating activities was $24 million for the six months ended April 30, 2015 compared to $40 million in the comparable period of the prior year. Net cash used by our continuing operations increased by $5 million to fund our losses from operating activities for the six months ended April 30, 2015, but net cash used by our discontinued operations decreased by $22 million for the same period.

Cash Flows from Investing Activities
Net cash provided by investing activities was $2 million in the first six months of fiscal 2015, an increase of $4 million compared to the same period prior year. This increase was primarily attributable to an improvement in net restricted cash provided of $4 million in the first six months of fiscal 2015 compared to the prior year. Capital expenditures in the first six months of fiscal 2015 were $23 million and were primarily focused on company-owned retail stores. We expect capital expenditures in fiscal 2015 to be approximately $25 million. We intend to fund these expenditures from cash on hand, restricted cash, operating cash flows, and availability on our credit facilities.

Cash Flows from Financing Activities
Net cash provided by financing activities was $29 million in the first six months of fiscal 2015, a decrease of $21 million compared to the prior year. This decrease in cash provided was primarily attributable to reductions in comparative net borrowings under our credit facilities of $17 million and proceeds from stock option exercises of $5 million.

Working Capital - Trade Accounts Receivable and Inventories

Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. Our net trade accounts receivable decreased $59 million to $252 million at April 30, 2015 compared to $311 million at October 31, 2014 primarily due to the typical seasonality of our business. Compared to April 30, 2014, our net trade accounts receivable decreased $92 million, due primarily to our wholesale net revenue decline, and our average days sales outstanding (“DSO”) improved by 6%, or 5 days.
Our net inventories increased $6 million to $291 million at April 30, 2015 compared to $285 million at October 31, 2014. Compared to April 30, 2014, net inventories decreased $18 million and inventory days on hand increased 7%, or 10 days. The increase in inventory days on hand is the result of lower revenues compared to the comparable prior year period. The decrease in net inventories was primarily due to tighter buying practices versus the comparable prior year period.
Income Taxes
As of April 30, 2015, our liability for uncertain tax positions, exclusive of interest and penalties, was approximately $12 million. If our positions are favorably sustained by the relevant taxing authority, approximately $11 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks. Two of these risks are foreign currency exchange rate fluctuations and changes in interest rates that affect interest expense. See Note 11 — Derivative Financial Instruments to our condensed consolidated financial statements.

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

Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of April 30, 2015, we were hedging a portion of forecasted transactions expected to occur through October 2016. Assuming exchange rates at April 30, 2015 remain constant, $14 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 18 months.

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
EMEA revenues decreased 23% in U.S. dollars during the three months ended April 30, 2015 compared to the three months ended April 30, 2014 as reported in our condensed consolidated financial statements, primarily as a result of a stronger U.S. dollar versus various currencies in EMEA in comparison to the prior fiscal year period. On a constant currency continuing category basis, EMEA revenues decreased 3%.
EMEA revenues decreased 19% in U.S. dollars during the six months ended April 30, 2015 compared to the six months ended April 30, 2014 as reported in our condensed consolidated financial statements, primarily as a result of a stronger U.S. dollar versus various currencies in EMEA in comparison to the prior fiscal year period. On a constant currency continuing category basis, EMEA revenues decreased 3%.
APAC revenues decreased 7% in U.S. dollars during the three months ended April 30, 2015 compared to the three months ended April 30, 2014 in our condensed consolidated financial statements, primarily as a result of a stronger U.S. dollar compared to various APAC currencies. On a constant currency continuing category basis, APAC revenues increased 6%.
APAC revenues decreased 5% in U.S. dollars during the six months ended April 30, 2015 compared to the six months ended April 30, 2014 in our condensed consolidated financial statements, primarily as a result of a stronger U.S. dollar compared to various APAC currencies. On a constant currency continuing category basis, APAC revenues increased 5%.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2015.
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
Based on the results of the Independent Investigation and our assessment of the deficiencies in the operational effectiveness of certain of our internal controls, we determined that the material weakness noted below existed in our internal control over financial reporting as of January 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
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

Remediation of Material Weakness
As a result of the material weakness that existed as of January 31, 2015, we took certain steps to remediate the issues giving rise to the material weakness including, but not limited to, implementing an additional internal control related to shipment routing, enhancing pre-existing internal controls related to revenue recognition, conducting employee training sessions, and increasing management and board oversight related to revenue recognition issues.
Changes in Internal Control Over Financial Reporting
As noted above, we have implemented changes to our internal control over financial reporting to remediate the material weakness described above that existed as of January 31, 2015. Other than as described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. RISK FACTORS
We have included in Part I, Item 1A, "Risk Factors", of our Form 10-K for the fiscal year ended October 31, 2014 and in Part II, Item 1A, "Risk Factors" of our Form 10-Q for the three months ended January 31, 2015, descriptions of certain risks and uncertainties that our business faces, many of which are beyond our control. There have been no material changes to our risk factors since the date of those filings. The impact of these risks, as well as other unforeseen risks, could have a material negative impact on our business, financial condition or results of operations. The trading price of our common stock or our senior notes could decline as a result. You should consider these risks before deciding to invest in, or maintain your investment in, our common stock or senior notes.

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

10.1
Employment Agreement between Greg Healy and Ug Manufacturing Co. Pty Ltd dated February 1, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2015). (1)

10.2
Amendment to Employment Agreement between Greg Healy and Ug Manufacturing Pty. Ltd., dated April 7, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed April 10, 2015). (1)

10.3
Separation Agreement between Andrew Mooney and Quiksilver, Inc., dated March 26, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed April 10, 2015). (1)

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
June 9, 2015
QUIKSILVER, INC.

/s/ Thomas Chambolle
Thomas Chambolle
Chief Financial Officer
(Principal Financial and Accounting Officer)