Form 10-Q
period 2015-07-31
QUIKSILVER INC
filed 2015-09-15
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of Registrant’s Common Stock, par value $0.01 per share, at September 9, 2015 was 172,114,522.

QUIKSILVER, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands, except per share amounts	2015	2014	2015	2014
Revenues, net	$336,134	$378,215	$1,010,040	$1,170,066
Cost of goods sold	174,742	197,144	522,406	594,065
Gross profit	161,392	181,071	487,634	576,001
Selling, general and administrative expense	165,923	205,374	511,606	617,079
Goodwill impairment	79,583	178,197	79,583	178,197
Asset impairments	17,395	180	18,353	5,646
Operating loss	(101,509)	(202,680)	(121,908)	(224,921)
Interest expense, net	18,001	18,717	54,443	57,359
Foreign currency loss/(gain)	4,738	(2,328)	2,137	1,387
Loss before provision/(benefit) for income taxes	(124,248)	(219,069)	(178,488)	(283,667)
Provision/(benefit) for income taxes	464	(760)	2,108	(5,588)
Loss from continuing operations	(124,712)	(218,309)	(180,596)	(278,079)
(Loss)/income from discontinued operations, net of tax (includes net gain on sale of businesses of $6,580 and $30,833 for the nine months ended 2015 and 2014, respectively)	—	(4,376)	6,732	10,260
Net loss	(124,712)	(222,685)	(173,864)	(267,819)
Less: net loss attributable to non-controlling interest	—	2,093	788	10,294
Net loss attributable to Quiksilver, Inc.	$(124,712)	$(220,592)	$(173,076)	$(257,525)
Loss per share from continuing operations attributable to Quiksilver, Inc.	$(0.73)	$(1.28)	$(1.05)	$(1.63)
(Loss)/income per share from discontinued operations attributable to Quiksilver, Inc.	$0.00	$(0.01)	$0.04	$0.12
Net loss per share attributable to Quiksilver, Inc.	$(0.73)	$(1.29)	$(1.01)	$(1.51)
Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(0.73)	$(1.28)	$(1.05)	$(1.63)
(Loss)/income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.00	$(0.01)	$0.04	$0.12
Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(0.73)	$(1.29)	$(1.01)	$(1.51)
Weighted average common shares outstanding, basic	171,644	170,794	171,343	170,337
Weighted average common shares outstanding, diluted	171,644	170,794	171,343	170,337
Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(124,712)	$(218,309)	$(180,596)	$(277,718)
(Loss)/income from discontinued operations, net of tax	—	(2,283)	7,520	20,193
Net loss	$(124,712)	$(220,592)	$(173,076)	$(257,525)
See Notes to Condensed Consolidated Financial Statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands	2015	2014	2015	2014
Net loss	$(124,712)	$(222,685)	$(173,864)	$(267,819)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(11,459)	(738)	(44,367)	(11,311)
Reclassification adjustment for realized loss on derivative instruments transferred to earnings, net of tax (benefit) for the three months of 2015 and 2014, of $(461) and $(92), respectively, and $(1,098) and $(126) for the nine months of 2015 and 2014, respectively	(6,031)	690	(16,597)	(367)
Net unrealized gain/(loss) on derivative instruments, net of tax provision of $579 and $6,002 for the three months of 2015 and 2014, respectively, and $1,726 and $5,913 for the nine months of 2015 and 2014, respectively	7,354	(1,753)	28,057	1,136
Comprehensive loss	(134,848)	(224,486)	(206,771)	(278,361)
Comprehensive loss attributable to non-controlling interest	—	2,093	788	10,294
Comprehensive loss attributable to Quiksilver, Inc.	$(134,848)	$(222,393)	$(205,983)	$(268,067)
See Notes to Condensed Consolidated Financial Statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$60,904	$46,664
Restricted cash	6,373	4,687
Trade accounts receivable, less allowances of $44,952 (2015) and $63,991 (2014)	218,962	311,014
Other receivables	35,487	40,847
Income taxes receivable	10,444	—
Inventories	338,432	284,517
Deferred income taxes - current	4,614	4,926
Prepaid expenses and other current assets	28,792	28,080
Current portion of assets held for sale	—	20,265
Total current assets	704,008	741,000
Restricted cash	1,250	16,514
Fixed assets, less accumulated depreciation and amortization of $218,333 (2015) and $220,888 (2014)	181,329	213,768
Intangible assets, net	121,841	135,510
Goodwill	—	80,622
Other assets	37,907	47,086
Deferred income taxes long-term	13,844	16,088
Assets held for sale, net of current portion	—	5,394
Total assets	$1,060,179	$1,255,982
LIABILITIES AND EQUITY/(DEFICIT)
Current liabilities:
Lines of credit	$26,505	$32,929
Accounts payable	202,422	168,307
Accrued liabilities	103,752	112,701
Long-term debt reclassified to current (See Note 10)	791,077	—
Current portion of long-term debt	2,190	2,432
Income taxes payable	9,746	1,124
Deferred income taxes - current	19,152	19,628
Current portion of assets held for sale	—	13,266
Total current liabilities	1,154,844	350,387
Long-term debt, net of current portion	2,461	793,229
Income taxes payable long-term	7,133	8,683
Other long-term liabilities	24,792	30,659
Deferred income taxes long-term	19,347	16,790
Total liabilities	1,208,577	1,199,748
Equity/(Deficit):
Preferred stock, $0.01 par value, authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock, $0.01 par value, authorized shares - 285,000,000; issued shares - 174,999,722 (2015) and 174,057,410 (2014)	1,750	1,741
Additional paid-in capital	592,732	589,032
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(760,483)	(587,407)
Accumulated other comprehensive income	24,381	57,288
Total Quiksilver, Inc. stockholders’ equity/(deficit)	(148,398)	53,876
Non-controlling interest	—	2,358
Total equity/(deficit)	(148,398)	56,234
Total liabilities and equity/(deficit)	$1,060,179	$1,255,982
See Notes to Condensed Consolidated Financial Statements.

QUIKSILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,
In thousands	2015	2014
Cash flows from operating activities:
Net loss	$(173,864)	$(267,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(6,732)	(10,260)
Depreciation and amortization	30,366	39,864
Stock-based compensation	3,122	15,810
Provision for doubtful accounts	4,843	19,834
Loss/(gain) on disposal of fixed assets	345	(4,899)
Unrealized foreign currency (gain)/loss	(1,984)	820
Goodwill impairment	79,583	178,197
Asset impairments	18,353	5,646
Non-cash interest expense	2,691	2,656
Equity in earnings	596	907
Deferred income taxes	(6,513)	(1,032)
Subtotal of non-cash reconciling adjustments	124,670	247,543
Changes in operating assets and liabilities:
Trade accounts receivable	63,838	65,535
Other receivables	(381)	(2,985)
Inventories	(71,307)	(1,535)
Prepaid expenses and other current assets	(4,224)	(8,260)
Other assets	202	2,149
Accounts payable	57,500	(4,114)
Accrued liabilities and other long-term liabilities	(6,068)	(9,481)
Income taxes payable	(2,786)	(5,237)
Subtotal of changes in operating assets and liabilities	36,774	36,072
Cash (used in)/provided by operating activities of continuing operations	(12,420)	15,796
Cash provided by/(used in) operating activities of discontinued operations	4,668	(16,011)
Net cash used in operating activities	(7,752)	(215)
Cash flows from investing activities:
Capital expenditures	(29,110)	(38,516)
Proceeds from sale of property	460	5,354
Changes in restricted cash	13,578	(23,897)
Cash used in investing activities of continuing operations	(15,072)	(57,059)
Cash provided by investing activities of discontinued operations	10,713	77,052
Net cash (used in)/provided by investing activities	(4,359)	19,993
Cash flows from financing activities:
Borrowings on lines of credit	53,004	100,523
Payments on lines of credit	(55,098)	(95,939)
Borrowings on long-term debt	93,958	86,972
Payments on long-term debt	(58,574)	(90,552)
Stock option exercises and employee stock purchases	587	5,824
Payments of debt issuance costs	—	(123)
Cash provided by financing activities of continuing operations	33,877	6,705
Net cash provided by financing activities	33,877	6,705
Effect of exchange rate changes on cash	(7,526)	198
Net increase in cash and cash equivalents	14,240	26,681
Cash and cash equivalents, beginning of period	46,664	57,280
Cash and cash equivalents, end of period	$60,904	$83,961
Supplementary cash flow information:
Cash paid during the period for:
Interest	$45,622	$51,347
Income taxes paid	$5,657	$13,211
Summary of significant non-cash transactions:
Capital expenditures accrued at period end (investing activities)	$1,167	$5,168
Debt issued for purchase of non-controlling interest (financing activities)	$—	$17,388
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
The Company completed the sale of Mervin Manufacturing, Inc. ("Mervin") and substantially all of the assets of Hawk Designs, Inc. ("Hawk") during the first quarter of fiscal 2014. In December 2014, the Company sold its majority stake in Surfdome Shop, Ltd. ("Surfdome"). As a result, the Company reported the operating results of Mervin, Hawk and Surfdome in "Income from discontinued operations, net of tax" in its condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with these businesses are reported as discontinued operations in the condensed consolidated balance sheets (see Note 15 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
Voluntary Reorganization under Chapter 11
On September 9, 2015, Quiksilver and each of its ten wholly owned U.S. subsidiaries, (together with Quiksilver, the “Debtors”), filed voluntary petitions (the "Petitions") in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for relief under chapter 11 of the United States Bankruptcy Code. The Debtors will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. The Company's foreign subsidiaries are not directly affected by the Petitions and none are expected to voluntarily commence reorganization proceedings or seek protection from creditors under any insolvency or similar law in the U.S. or elsewhere.
Contemporaneously with the filing of the Petitions, the Company also entered into a Plan Sponsor Agreement (the "PSA") with certain investment funds managed by affiliates of Oaktree Capital Management, L.P. ("Oaktree"), which if implemented per the terms, would provide a plan for the Debtors to emerge from bankruptcy as a going concern. The Company can offer no assurance that it will be able to continue as a going concern or obtain the Bankruptcy Court approval of its plan of reorganization. In addition, the Company can offer no assurance that it will be able to develop and successfully execute its plan of reorganization. The PSA provides for a significant reduction in the Company's outstanding debt and provides for new debtor-in possession financing. For further information on the contemplated restructuring of the Company's capital and debt structure in conjunction with the Petitions, see Note 18 — Subsequent Event - Voluntary Reorganization under Chapter 11.
The accompanying condensed consolidated financial statements presented herein reflect the financial position, results of operations and cash flows of Quiksilver, and have been prepared on the basis of a going concern, although the events leading up to the chapter 11 filing and the chapter 11 bankruptcy proceedings create substantial doubt about the Company's ability to meet its debt obligations as they become due or the Bankruptcy Court confirms a substantially different plan of reorganization. The filing of the Petitions created defaults and cross defaults pursuant to the terms of the Company’s significant credit agreements, which accelerated the due dates for the obligations. As a result, in accordance with the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 470 - Debt, the Company has presented substantially all of its outstanding debt as of July 31, 2015 as a current liability on its condensed consolidated balance sheet. See Note 10 — Debt for additional information.
The accompanying condensed consolidated financial statements do not include any other adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties related to the Petitions and the Company's ability to emerge from the bankruptcy

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

proceedings as a going concern. The condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Petitions, including the accounting requirements under the FASB ASC Topic 852, Reorganizations (“ASC 852”). As a result, the condensed consolidated financial statements do not segregate liabilities subject to compromise in the condensed consolidated balance sheets and reorganization items are not disclosed in the condensed consolidated statements of operations. Additionally, the condensed consolidated financial statements do not reflect any of the fresh-start reporting adjustments required by ASC 852, which will be required if the Company emerges from the bankruptcy.
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
Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — New Accounting Pronouncements
Accounting Standards Adopted
In November 2014, the FASB issued Accounting Standards Update ("ASU") 2014-17, Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company adopted this guidance on November 18, 2014, the effective date of ASU 2014-17. The adoption of this guidance did not impact the Company's consolidated financial statements and related disclosures.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items, which eliminates the concept of extraordinary items from GAAP, which required certain classification and presentation of extraordinary items in the income statement and disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted this guidance on November 1, 2014. The adoption of this guidance did not impact the Company's consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures. In July 2015, the FASB reached a decision to defer the effective date of the amended guidance. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued which defers the effective date of ASU 2014-09 to December 15, 2017. Early adoption is not permitted.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115, which supersedes several paragraphs in ASC 805-50 in response to the November 2014 publication of Staff Accounting Bulletin ("SAB") No. 115 by the Securities Exchange Commission (the "SEC"). The SEC issued SAB No. 115 in connection with the release of the FASB's ASU No. 2014-17, Pushdown Accounting. The guidance is effective immediately and had no impact on the Company's consolidated financial statements and related disclosures.
In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements (Topic 330), which will affect a wide variety of Topics in the FASB's Accounting Standards Codification (the "ASC"). The amendments in this Update represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments became effective upon issuance. Early adoption is permitted, including adoption in an interim period. The Company does not expect the impact of this amended guidance to have a material effect on its consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which will require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for the Company beginning with fiscal year 2018. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information related to the Company's operating segments, all from continuing operations, is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands	2015	2014	2015	2014
Revenues, net:
Americas	$159,754	$189,556	$467,508	$551,266
EMEA	115,812	126,914	357,417	427,194
APAC	59,197	61,658	182,071	191,254
Corporate Operations	1,371	87	3,044	352
Total	$336,134	$378,215	$1,010,040	$1,170,066
Gross profit/(loss):
Americas	$68,942	$76,353	$200,447	$231,176
EMEA	62,619	72,062	193,023	241,635
APAC	33,557	35,025	100,301	105,246
Corporate Operations	(3,726)	(2,369)	(6,137)	(2,056)
Total	$161,392	$181,071	$487,634	$576,001
SG&A expense(1):
Americas	$73,554	$88,929	$222,087	$275,191
EMEA	62,626	71,606	190,181	225,529
APAC	31,353	43,888	98,457	111,340
Corporate Operations	(1,610)	951	881	5,019
Total	$165,923	$205,374	$511,606	$617,079
Goodwill impairments:
Americas	$73,376	$—	$73,376	$—
EMEA	—	178,197	—	178,197
APAC	6,207	—	6,207	—
Corporate Operations	—	—	—	—
Total	$79,583	$178,197	$79,583	$178,197
Asset impairments:
Americas	$868	$338	$1,410	$4,751
EMEA	16,527	(158)	16,943	895
APAC	—	—	—	—
Corporate Operations	—	—	—	—
Total	$17,395	$180	$18,353	$5,646
Operating loss:
Americas	$(78,856)	$(12,914)	$(96,426)	$(48,766)
EMEA	(16,534)	(177,583)	(14,101)	(162,986)
APAC	(4,003)	(8,863)	(4,363)	(6,094)
Corporate Operations	(2,116)	(3,320)	(7,018)	(7,075)
Total	$(101,509)	$(202,680)	$(121,908)	$(224,921)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands	2015	2014	2015	2014
Depreciation and amortization expense:
Americas	$3,928	$7,065	$11,863	$17,598
EMEA	3,324	4,368	10,256	13,129
APAC	1,603	2,095	5,092	5,908
Corporate Operations	818	729	2,319	1,988
Total	$9,673	$14,257	$29,530	$38,623
Interest expense:
Americas	$759	$509	$2,432	$1,738
EMEA	3,825	4,728	11,880	14,247
APAC	575	360	1,559	1,488
Corporate Operations	12,842	13,120	38,572	39,886
Total	$18,001	$18,717	$54,443	$57,359

(1)
SG&A expense by segment for the three and nine months ended July 31, 2014 has been reclassified to conform to the current year presentation, which reflects the Company's centralization of certain global business functions and related transfer pricing allocations.

In thousands	July 31, 2015	October 31, 2014
Identifiable assets:
Americas	$380,722	$464,831
EMEA	423,862	513,303
APAC	198,306	202,225
Corporate Operations	57,289	75,623
Total	$1,060,179	$1,255,982

Note 4 — Earnings per Share and Stock-based Compensation
Voluntary Reorganization under Chapter 11
If the terms of the PSA are implemented, new common shares will be issued to holders of the 7.875% Senior Secured Notes due in 2018 (the "2018 Notes"), and all of the Company’s existing equity securities, including its shares of common stock and warrants, will be cancelled and extinguished without holders receiving any distribution. In addition, pursuant to the PSA, new common shares will be offered to holders of the 2018 Notes in a $122.5 million rights offering and a €50 million rights offering, each of which would be backstopped by Oaktree. For further information on the contemplated restructuring of the Company's capital and debt structure in conjunction with the Petitions, see Note 18 — Subsequent Event - Voluntary Reorganization under Chapter 11.
Earnings per Share and Stock-based Compensation
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted-average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth the reconciliation of the denominator of each net loss/income per share calculation for the three and nine months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands	2015	2014	2015	2014
Shares used in computing basic net loss/income per share	171,644	170,794	171,343	170,337
Dilutive effect of stock options and restricted stock(1)	—	—	—	—
Dilutive effect of stock warrants(1)	—	—	—	—
Shares used in computing diluted net loss/income per share	171,644	170,794	171,343	170,337

(1)
For the third quarter of fiscal 2015 and 2014, the number of shares used in computing diluted net loss per share do not include 186,000 and 1,572,000, respectively, of stock options and restricted stock because they were anti-dilutive as a result of the Company’s net loss from continuing operations. For the third quarter of fiscal 2014, the number of shares used in computing diluted net loss per share do not include 14,950,000 of warrant shares because they were anti-dilutive as a result of the Company’s net loss from continuing operations.

The following securities could potentially dilute earnings per share in the future. For the third quarter of fiscal 2015 and 2014, certain stock options outstanding of 5,720,000 and 4,660,000, respectively, were excluded from the calculation of diluted weighted-average shares outstanding as the exercise prices were greater than the average market price of the Company's common stock for those periods. Outstanding warrants to purchase 25,654,000 shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the three months ended July 31, 2015, as the exercise price was greater than the average market price of the Company's common stock for that period.
For the first nine months of fiscal 2015 and 2014, the number of shares used in computing diluted net loss per share do not include 349,000 and 2,922,000, respectively, of stock options and restricted stock because they were anti-dilutive as a result of the Company’s net loss from continuing operations. For the first nine months of fiscal 2014, the number of shares used in computing diluted net loss per share do not include 18,490,000 of warrant shares because they were anti-dilutive as a result of the Company’s net loss from continuing operations.
The following securities could potentially dilute earnings per share in the future. For the first nine months of fiscal 2015 and 2014, certain stock options outstanding of 6,229,000 and 1,152,000, respectively, were excluded from the calculation of diluted weighted-average shares outstanding as the exercise prices were greater than the average market price of the Company's common stock for those periods. Outstanding warrants to purchase 25,654,000 shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for the nine months ended July 31, 2015, as the exercise price was greater than the average market price of the Company's common stock for that period.
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. Stock-based compensation expense is included in selling, general and administrative expense ("SG&A").
The Company grants performance-based options and performance-based restricted stock units to certain key employees and executives. Vesting of these awards is contingent upon a required service period and the Company’s achievement of specified common stock price thresholds or performance goals. In addition, the vesting of a portion of the performance-based stock options can be accelerated based upon the Company’s achievement of specified annual performance targets. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. The weighted average fair value of the performance-based restricted stock units granted in the nine months ended July 31, 2015 and 2014 was $1.84 and $5.16, respectively. There were no performance-based options granted in the nine months of fiscal 2015 or 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity related to these performance-based options and performance-based restricted stock units for the nine months ended July 31, 2015 was as follows:

	Performance Options	Performance Restricted Stock Units
Outstanding, October 31, 2014	640,000	10,218,508
Granted	—	1,844,000
Exercised	—	—
Canceled	(124,000)	(2,296,080)
Outstanding, July 31, 2015	516,000	9,766,428
As of July 31, 2015, 298,000 of the 516,000 outstanding performance-based stock options were exercisable and none of the performance-based restricted stock units were vested. As of July 31, 2015, the Company had unrecognized compensation expense, net of estimated forfeitures, of approximately $0.1 million related to the performance-based stock options and approximately $2.7 million related to the performance-based restricted stock units, which are not expected to vest. The unrecognized compensation expense related to the performance-based stock options is expected to be recognized over a weighted average period of approximately 1 year.
For non-performance-based stock options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of stock options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. For the first nine months of fiscal 2015 and 2014, non-performance based options granted were valued assuming a risk free interest rate of 2.0% and 2.2%, respectively, volatility of 82% and 81%, respectively, zero dividend yields and an expected life of 6.6 years and 6.7 years, respectively. The weighted average fair value of the grants was $0.64 and $5.82 for the first nine months of fiscal 2015 and 2014, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of July 31, 2015, the Company had approximately $5.9 million of unrecognized compensation expense for non-performance-based stock options expected to be recognized over a weighted average period of approximately 1.9 years.
Changes in shares underlying stock options, excluding performance-based stock options, for the nine months ended July 31, 2015 were as follows:

Dollar amounts in thousands, except per share amounts	Shares	Weighted Average Price	Weighted Average Life	Aggregate Intrinsic Value
Outstanding, October 31, 2014	6,817,609	$4.52
Granted	9,990,000	0.88
Exercised	—	—
Canceled	(1,770,458)	5.74
Outstanding, July 31, 2015	15,037,151	$1.96	8.0	$—
Options exercisable, July 31, 2015	5,093,817	$3.81	4.5	$—
Changes in non-vested shares underlying stock options, excluding performance-based stock options, for the nine months ended July 31, 2015 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, October 31, 2014	1,121,336	$4.18
Granted	9,990,000	0.64
Vested	(984,668)	2.87
Canceled	(183,334)	5.20
Non-vested, July 31, 2015	9,943,334	$0.73

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company may also grant restricted stock and non-performance based restricted stock units under its 2013 Performance Incentive Plan. Restricted stock issued under this plan generally vests in three years while non-performance based restricted stock units issued under this plan generally vest upon the completion of a requisite service period. Vesting of a prorated portion of restricted stock unit awards granted to our former chief executive officer in lieu of a cash annual salary was accelerated in the second quarter of fiscal 2015 upon his departure. Changes in restricted stock and restricted stock units for the nine months ended July 31, 2015 were as follows:

	Restricted Stock	Restricted Stock Units
Outstanding, October 31, 2014	175,000	—
Granted	105,000	675,676
Vested	(80,000)	(281,532)
Forfeited	(25,000)	(394,144)
Outstanding, July 31, 2015	175,000	—
The fair value of restricted stock is determined using the intrinsic value method on the grant date. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and adjusts the amortization period as appropriate. As of July 31, 2015, there had been no acceleration of amortization periods and the Company had approximately $0.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.4 years.
Note 5 — Restricted Cash
The Company’s restricted cash balance, including both current and non-current portions, was $8 million at July 31, 2015 and $21 million at October 31, 2014. Certain of the Company’s debt agreements contain restrictions on the usage of funds received from the sale of assets. These restrictions generally require such cash to be used for either repayment of indebtedness, capital expenditures, or acquisitions of assets. Restricted cash at July 31, 2015 included $1 million of the remaining proceeds from the sale of the Surfdome business in the first quarter of fiscal 2015, which is subject to these restrictions. Consequently, since the restricted cash is required to be invested in long-term assets or to repay long-term debt, it is reflected as a long-term asset. The Company expects to utilize these remaining proceeds during fiscal 2015.
Note 6 — Inventories
Inventories consisted of the following as of the dates indicated:

In thousands	July 31, 2015	October 31, 2014
Raw materials	$2,075	$3,524
Work in-process	474	467
Finished goods	335,883	280,526
Total	$338,432	$284,517
Note 7 — Intangible Assets and Goodwill
The Company performs its annual goodwill impairment test during the fourth fiscal quarter. As of October 31, 2014, the fair value of each of its reporting units substantially exceeded their respective carrying values. However, certain factors may result in the need to perform an impairment test prior to the fourth fiscal quarter, including significant under-performance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, a significant decline in the Company’s market capitalization for an extended period of time relative to net book value, or a decision to divest an individual business within a reporting unit. In connection with the preparation of the Company’s financial statements for the third quarter of fiscal 2015, the Company concluded that the significant decline in the Company’s stock price, lowered market prices on its 7.875% Senior Secured Notes due 2018, 10.000% Senior Notes due 2020 and 8.875% Notes due 2017, and the decline in net sales, especially within the wholesale channel, were indicators of impairment. Consequently, the Company performed a two-step interim goodwill impairment test and an intangible asset impairment test using a discounted cash flow analysis to evaluate whether the carrying value of each of its reporting units exceeded its fair value. Based upon the results of step 1, which indicated that the carrying value of the reporting units exceeded their fair value, the Company completed step 2 of the goodwill impairment test, which measures the amount of the goodwill impaired. Based upon its evaluation of the results of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the interim goodwill impairment test, the Company recorded non-cash goodwill impairment charges in the third quarter of fiscal 2015 of $74 million and $6 million to fully impair goodwill in its Americas and APAC reporting units, respectively.
The Company utilized the income approach and the market approach to estimate the fair value of its indefinite-lived intangible assets. During the third quarter of fiscal 2015, based upon the results of its interim impairment evaluation of long-lived assets other than goodwill, the Company recorded a non-cash asset impairment charge of $16 million in the EMEA reporting unit to reduce the Quiksilver trademark to fair value. The fair value of the Quiksilver trademark in the APAC region exceeded the carrying value by 4%. The fair value of the trademarks in the Americas reporting unit exceeded their carrying value by a substantial amount. Changes in estimates and assumptions used to determine whether impairment exists or changes in actual results compared to expected results could result in additional impairment charges in future periods.
During the third quarter of fiscal 2014, the Company performed an interim impairment test for the EMEA reporting unit due to the significant decline in the Company's stock price and further net revenue deterioration in the EMEA wholesale channel. The results of this impairment evaluation resulted in a non-cash charge of $178 million to fully impair goodwill associated with the EMEA reporting unit.
Intangible Assets
Intangible assets consisted of the following as of the dates indicated:

	July 31, 2015			October 31, 2014
In thousands	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Non-amortizable trademarks	$108,124	$—	$108,124	$124,121	$—	$124,121
Amortizable trademarks	24,803	(12,898)	11,905	21,858	(12,508)	9,350
Amortizable licenses	9,799	(9,799)	—	11,817	(11,817)	—
Other amortizable intangibles	8,420	(6,608)	1,812	8,406	(6,367)	2,039
Total	$151,146	$(29,305)	$121,841	$166,202	$(30,692)	$135,510
The decrease in non-amortizable trademarks is due primarily to the impairment of EMEA's Quiksilver trademark. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships, and are amortized on a straight-line basis over their estimated useful lives of 5 to 18 years. Certain trademarks and licenses will continue to be amortized using estimated useful lives of 10 to 25 years with no residual values. Intangible amortization expense for each of the nine-month periods ended July 31, 2015 and 2014 was approximately $2 million. Annual amortization expense is estimated to be approximately $3 million in fiscal 2016, $2 million in fiscal years 2017 through 2019, and $1 million in fiscal years 2020 and 2021.
Goodwill
A summary of goodwill by reporting unit, and in total, and changes in the carrying amounts, as of the dates indicated is as follows:

In thousands	Americas	EMEA	APAC	Consolidated
Gross goodwill	$74,943	$180,475	$135,752	$391,170
Foreign currency translation	(528)	(2,278)	—	(2,806)
Impairments	—	(178,197)	—	(178,197)
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at October 31, 2014	$74,415	$—	$6,207	$80,622

Gross goodwill	$74,415	$178,197	$135,752	$388,364
Foreign currency translation	(1,039)	—	—	(1,039)
Impairments	(73,376)	—	(6,207)	(79,583)
Accumulated impairment losses	—	(178,197)	(129,545)	(307,742)
Net goodwill at July 31, 2015	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of July 31, 2015, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions in each of its four operating segments due to sustained pre-tax losses. As a result of the valuation allowances recorded, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first nine months of fiscal 2015 and 2014.
The Company's hedging instruments in Europe generated tax expense of approximately $4 million within other comprehensive income in the first nine months of fiscal 2015. However, as the Company does not expect to pay income tax after application of available loss carryforwards, an offsetting income tax benefit was recognized within continuing operations. Before this tax benefit, the Company generated income tax expense of approximately $6 million in the nine months ended July 31, 2015 due to being unable to record tax benefits against the losses in certain jurisdictions where the Company has previously recorded valuation allowances.
As of July 31, 2015, the Company’s liability for uncertain tax positions was approximately $12 million resulting from unrecognized tax benefits, excluding interest and penalties. If the Company’s positions are favorably sustained by the relevant taxing authority, approximately $11 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate in future periods.
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions. The Company believes the outcomes, which are reasonably possible within the next 12 months, range from a reduction of the liability for unrecognized tax benefits of $10 million to an increase of the liability of $4 million, excluding penalties and interest, for its existing tax positions.
Note 9 — Restructuring Charges
In connection with the globalization of its organizational structure and core processes, as well as its cost reduction efforts, the Company developed and approved a multi-year profit improvement plan in 2013 (the "2013 Plan"). The 2013 Plan covers the global operations of the Company, and as the Company continues to evaluate its structure, processes and costs, additional charges may be incurred in the future under the 2013 Plan that are not yet determined. The 2013 Plan is, in many respects, a continuation and acceleration of the Company’s Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The Company will no longer incur any new charges under the 2011 Plan, but will continue to make cash payments on amounts previously accrued under the 2011 Plan. Amounts charged to expense under the 2013 Plan and 2011 Plan were primarily recorded in SG&A with a small portion recorded in cost of goods sold ("COGS") in the Company’s condensed consolidated statements of operations.
Activity and liability balances recorded as part of the 2013 Plan and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, October 31, 2013	$12,159	$6,939	$19,098
Charged to expense	19,350	15,295	34,645
Cash payments	(19,999)	(9,943)	(29,942)
Balance, October 31, 2014	$11,510	$12,291	$23,801
Charged to expense	7,209	5,958	13,167
Cash payments	(10,684)	(7,158)	(17,842)
Adjustments	—	(1,986)	(1,986)
Balance, July 31, 2015	$8,035	$9,105	$17,140
Amounts charged to expense during the nine months ended July 31, 2015 were primarily composed of severance charges for employees, as well as early lease exit costs. The majority of these charges were within the Americas, EMEA and Corporate Operations reporting units. In the first quarter of fiscal 2015, the Company recorded an adjustment to its facility and other restructuring liabilities upon completion of a sub-lease agreement within the Americas reporting unit at more favorable terms than originally expected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to the restructuring charges noted above, the Company also recorded $2 million of additional expenses within SG&A during the first nine months of fiscal 2014, related to certain non-core brands and peripheral product categories that have been discontinued, which are not reflected in the table above.
Note 10 — Debt
A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

In thousands	Maturity	July 31, 2015	October 31, 2014
Lines of credit - 0.8% - 1.5% Floating	October 31, 2015	$3,469	$—
Eurofactor line of credit - 0.6% Floating	October 31, 2016	23,036	32,929
2017 Notes - 8.875% Fixed	December 15, 2017	219,069	252,188
ABL Credit Facility - 2.1% to 4.1% Floating	May 24, 2018	70,160	35,933
2018 Notes - 7.875% Fixed	August 1, 2018	279,022	278,834
2020 Notes - 10.000% Fixed	August 1, 2020	222,826	222,582
Capital lease obligations and other borrowings - Various %	Various	4,651	6,124
Total debt		822,233	828,590
Less current portion		(819,772)	(35,361)
Long-term debt, net of current portion		$2,461	$793,229
As of July 31, 2015, the Company’s credit facilities allowed for total cash borrowings and letters of credit of $175 million. The total maximum borrowings and actual availability fluctuate with the amount of assets comprising the borrowing base under certain of the credit facilities. At July 31, 2015, the Company had a total of $97 million of direct borrowings and $55 million in letters of credit outstanding. As of July 31, 2015, the remaining availability for borrowings under the Company's credit facilities was $23 million, $0.1 million of which could also be used for letters of credit in the United States and APAC. As of July 31, 2015, the Company had no additional capacity for letters of credit in EMEA. Many of the Company’s debt agreements contain customary default provisions and restrictive covenants. The Company is not subject to financial covenant restrictions unless remaining borrowing availability under the ABL Credit Facility was to fall below the greater of $15 million or 10.0% of total borrowing base availability.
As of July 31, 2015, the estimated fair value of the Company’s borrowings under lines of credit and long-term debt was $583 million, compared to a carrying value of $822 million. The fair value of the Company’s debt is calculated based on the market price of the Company’s publicly traded 2020 Notes, the trading prices of the Company’s 2018 Notes and 2017 Notes (all Level 1 inputs) and the carrying values of the Company’s other debt obligations due to the variable rate nature of those debt obligations.
Voluntary Reorganization under Chapter 11
The filing of the Petitions on September 9, 2015 created defaults and cross defaults pursuant to the terms of the Company’s Indentures to its 10.000% Senior Notes due 2020 (the "2020 Notes"), 2018 Notes, 8.875% Notes due 2017 (the "2017 Notes"), and the ABL Credit Facility, which accelerated the due dates for the obligations, for accounting purposes. Consequently, under the accounting requirements of the FASB ASC Topic 470 - Debt, the Company has presented its outstanding debt under the 2017 Notes, 2018 Notes, 2020 Notes, and ABL Credit Facility, in current liabilities on its condensed consolidated balance sheet as of July 31, 2015. However, the filing of a petition under the Bankruptcy Code results in the automatic stay of virtually all actions of creditors to collect pre-petition debts, until such time the stay is modified or removed. The automatic stay will apply to the Company’s obligations under the 2018 Notes, the 2020 Notes and the ABL Credit Facility. In addition, with respect to the 2017 Notes, the Company has received waivers for the defaults and cross defaults and the rescission of the acceleration for a period of up to 210 days from September 9, 2015.
Pursuant to the PSA, the Company’s existing debt and accrued interest will be reduced by approximately $500 million, including the extinguishment of all of its 2018 Notes and 2020 Notes and new debtor-in-possession financing of $175 million will be provided. The Company’s 2017 Notes would be reinstated upon the consummation of the transactions set forth in the plan of reorganization under the Petition. For further information on the contemplated restructuring of the Company's capital and debt structure in conjunction with the Petitions, see Note 18 — Voluntary Reorganization under Chapter 11.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of July 31, 2015, the Company was hedging a portion of forecasted transactions expected to occur through October 2016. Assuming July 31, 2015 exchange rates remain constant, $16 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 15 months. For additional information of the gains/losses related to hedging, see Note 14 — Accumulated Other Comprehensive Income/(Loss).
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net gains/(losses) of $6 million and $0.7 million for the three months ended July 31, 2015 and 2014, respectively, and $17 million and $(0.4) million for the nine months ended July 31, 2015 and 2014, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.
As of July 31, 2015, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollars	Inventory	$170,427	August 2015 – October 2016	$16,564
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the fair values of derivative assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying condensed consolidated balance sheets as of the dates indicated:

	Fair Value Measurements Using			Derivative Assets/(Liabilities)
In thousands	Level 1	Level 2	Level 3	At Fair Value
Derivative assets:
Other receivables	$—	$16,006	$—	$16,006
Other assets	—	558	—	558
Total fair value at July 31, 2015	$—	$16,564	$—	$16,564

Derivative assets:
Other receivables	$—	$16,683	$—	$16,683
Derivative liabilities:
Accrued liabilities	—	(2)	—	(2)
Total fair value at October 31, 2014	$—	$16,681	$—	$16,681
Note 12 — Stockholders' Equity/(Deficit) and Non-Controlling Interest
The following tables summarize the changes in equity/(deficit) attributable to Quiksilver, Inc. and the non-controlling interests of its consolidated subsidiaries:

	Attributable to Quiksilver, Inc.	Non- Controlling Interest	Total Stockholders’ Equity/(Deficit)
In thousands
Balance, October 31, 2014	$53,876	$2,358	$56,234
Stock-based compensation expense	3,122	—	3,122
Exercise of stock options	—	—	—
Employee stock purchase plan	587	—	587
Business disposition(1)	—	(1,570)	(1,570)
Net loss and other comprehensive loss	(205,983)	(788)	(206,771)
Balance, July 31, 2015	$(148,398)	$—	$(148,398)

Balance, October 31, 2013	$366,247	$17,952	$384,199
Stock-based compensation expense	15,810	—	15,810
Exercise of stock options	4,501	—	4,501
Employee stock purchase plan	1,322	—	1,322
Transactions with non-controlling interest holders(2)	(10,839)	(5,703)	(16,542)
Net loss and other comprehensive income	(268,067)	(10,294)	(278,361)
Balance, July 31, 2014	$108,974	$1,955	$110,929

(1)	The business disposition reflects the Company's sale of its stake in Surfdome in the first quarter of fiscal 2015. See Note 15 — Discontinued Operations for further information.

(2)
Transactions with non-controlling interest holders reflect the Company's acquisition of the remaining non-controlling interests of its Brazil and Mexico subsidiaries in the first quarter of fiscal 2014.

Note 13 — Litigation, Indemnities and Guarantees
In April 2015, two putative securities class action complaints were filed against the Company and two of its former officers in the United States District Court for the Central District of California under the following captions: Leiland Stevens, Individually and on Behalf of All Others Similarly Situated v. Quiksilver, Inc., et al. and Shiva Stein, Individually and on Behalf of All Others Similarly Situated v. Quiksilver, Inc., et al. On June 26, 2015, the court consolidated these lawsuits and named Babulal Parmar

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as the lead plaintiff. On August 25, 2015, lead plaintiff filed an amended complaint in the consolidated action. The amended complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The putative class period in this action is from June 6, 2014 through March 26, 2015. The complaint seeks designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems appropriate. The Company cannot predict the outcome of this matter or estimate the potential impact on its results of operations, financial position or cash flows. The Company has not recorded a liability for this matter.
On June 2, 2015, a shareholder derivative complaint was filed against present and former members of the Company’s Board of Directors and former officers in the Superior Court of the State of California, County of Orange, under the following caption: An H. Vu, Derivatively on Behalf of Quiksilver, Inc. v. Andrew P. Mooney, et al., Defendants, and Quiksilver, Inc., Nominal Defendant. The complaint asserts claims for breach of fiduciary duty, unjust enrichment and gross mismanagement against the individual defendants. The complaint seeks a declaration that plaintiff may maintain the action on behalf of the Company, declaratory relief, unspecified compensatory and exemplary damages, restitution, disgorgement of all profits, benefits and other compensation obtained by the individual defendants, an order directing the Company and the individual defendants to take actions to reform and improve the Company's corporate governance and internal procedures, and all appropriate equitable and/or injunctive relief. The Company cannot predict the outcome of this matter or estimate the potential impact on its results of operations, financial position or cash flows. The Company has not recorded a liability for this matter.
On September 9, 2015, Quiksilver and each of its wholly owned U.S. subsidiaries filed voluntary petitions in Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The Debtors intend to continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the filings, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time, it is not possible to predict the outcome of the Bankruptcy Cases or their effect on the Company's business.
In addition to the foregoing, as part of its global operations, the Company may be involved in legal claims involving trademarks, intellectual property, licensing, employment matters, compliance, contracts and other matters incidental to its business. The Company believes the resolution of any such matter, individually and in aggregate, currently threatened or pending will not have a material adverse effect on its financial condition, results of operations or liquidity.
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of the Company’s products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company cannot determine a range of estimated future payments and has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Accumulated Other Comprehensive Income/(Loss)
The components of accumulated other comprehensive income/(loss) include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income/(loss), net of tax, are as follows:

	Derivative Instruments	Foreign Currency Adjustments	Total
In thousands
Balance, October 31, 2014	$4,093	$53,195	$57,288
Net gains reclassified to COGS	(16,597)	—	(16,597)
Changes in fair value, net of tax	28,057	(44,367)	(16,310)
Balance, July 31, 2015	$15,553	$8,828	$24,381

Balance, October 31, 2013	$(4,591)	$78,509	$73,918
Net gains reclassified to COGS	(367)	—	(367)
Changes in fair value, net of tax	1,136	(11,311)	(10,175)
Balance, July 31, 2014	$(3,822)	$67,198	$63,376
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
The operating results of discontinued operations for the three and nine months ended July 31, 2015 and 2014 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
In thousands	2015	2014	2015	2014
Revenues, net	$—	$15,640	$13,239	$46,916
(Loss)/income before income taxes	—	(4,376)	6,785	27,093
Provision for income taxes	—	—	53	16,833
(Loss)/income from discontinued operations	—	(4,376)	6,732	10,260
Less: net loss attributable to non-controlling interest	—	2,093	788	9,933
(Loss)/income from discontinued operations attributable to Quiksilver, Inc.	$—	$(2,283)	$7,520	$20,193

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no assets classified as held for sale at July 31, 2015. The components of major assets and liabilities held for sale at October 31, 2014 were as follows:

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
Note 16 — Condensed Consolidation Financial Information
In July 2013, Quiksilver Inc. and QS Wholesale, Inc. issued $225 million aggregate principal amount of its 2020 Notes. These notes were issued in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). They were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside of the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. In November 2013, these notes were exchanged for publicly registered notes with identical terms. Obligations under the Company’s 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of its existing 100% owned domestic subsidiaries.
The Company presents condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations for the three and nine months ended July 31, 2015 and 2014, the financial position as of July 31, 2015 and October 31, 2014, and cash flows for the nine months ended July 31, 2015 and 2014, of Quiksilver, Inc., QS Wholesale, Inc., the 100% owned guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended July 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$110	$82,220	$77,523	$209,050	$(32,769)	$336,134
Cost of goods sold	—	48,911	49,961	104,458	(28,588)	174,742
Gross profit	110	33,309	27,562	104,592	(4,181)	161,392
Selling, general and administrative expense	2,642	39,648	22,928	102,050	(1,345)	165,923
Asset impairments	—	61,983	11,563	23,432	—	96,978
Operating loss	(2,532)	(68,322)	(6,929)	(20,890)	(2,836)	(101,509)
Interest expense, net	11,676	839	—	5,486	—	18,001
Foreign currency loss/(gain)	18	(148)	38	4,830	—	4,738
Equity in earnings	110,546	(1,529)	—	—	(109,017)	—
Loss before (benefit)/provision for income taxes	(124,772)	(67,484)	(6,967)	(31,206)	106,181	(124,248)
(Benefit)/provision for income taxes	(60)	115	(1,069)	1,478	—	464
Net loss	(124,712)	(67,599)	(5,898)	(32,684)	106,181	(124,712)
Other comprehensive loss	(10,136)	—	—	(10,136)	10,136	(10,136)
Comprehensive loss	$(134,848)	$(67,599)	$(5,898)	$(42,820)	$116,317	$(134,848)
Asset impairments in the "QS Wholesale Inc." column above includes a $6 million non-cash charge for the impairment of DC Shoes goodwill that resides in the QS Wholesale Inc. legal entity, but is allocated to the APAC segment for reporting unit purposes. This charge is a component of the $80 million non-cash charge to fully impair all goodwill attributable to the Americas and APAC reporting units (see Note 7, “Intangible Assets and Goodwill”).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended July 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$116	$89,127	$98,063	$227,821	$(36,912)	$378,215
Cost of goods sold	—	57,580	69,632	107,671	(37,739)	197,144
Gross profit	116	31,547	28,431	120,150	827	181,071
Selling, general and administrative expense	5,547	45,764	24,684	129,464	(85)	205,374
Asset impairments	—	38,930	—	139,447	—	178,377
Operating (loss)/income	(5,431)	(53,147)	3,747	(148,761)	912	(202,680)
Interest expense, net	11,616	736	(3)	6,368	—	18,717
Foreign currency (gain)/loss	(131)	(6)	9	(2,200)	—	(2,328)
Equity in earnings	203,676	2,469	—	—	(206,145)	—
(Loss)/income before provision/(benefit) for income taxes	(220,592)	(56,346)	3,741	(152,929)	207,057	(219,069)
Provision/(benefit) for income taxes	—	489	—	(1,249)	—	(760)
(Loss)/income from continuing operations	(220,592)	(56,835)	3,741	(151,680)	207,057	(218,309)
Loss from discontinued operations	—	—	(34)	(4,342)	—	(4,376)
Net (loss)/income	(220,592)	(56,835)	3,707	(156,022)	207,057	(222,685)
Net loss attributable to non-controlling interest	—	—	—	2,093	—	2,093
Net (loss)/income attributable to Quiksilver, Inc.	(220,592)	(56,835)	3,707	(153,929)	207,057	(220,592)
Other comprehensive loss	(1,801)	—	—	(1,801)	1,801	(1,801)
Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(222,393)	$(56,835)	$3,707	$(155,730)	$208,858	$(222,393)
Asset impairments in the "QS Wholesale Inc." column above includes a $38 million non-cash charge for the impairment of DC Shoes goodwill that resides in the QS Wholesale Inc. legal entity, but is allocated to the EMEA segment for reporting unit purposes. This charge is a component of the $178 million non-cash charge to fully impair all goodwill attributable to the EMEA reporting unit (see Note 7, “Intangible Assets and Goodwill”).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended July 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$344	$237,459	$209,144	$648,269	$(85,176)	$1,010,040
Cost of goods sold	—	144,270	137,845	318,411	(78,120)	522,406
Gross profit	344	93,189	71,299	329,858	(7,056)	487,634
Selling, general and administrative expense	9,779	115,826	73,716	316,992	(4,707)	511,606
Asset impairments	—	61,983	12,029	23,924	—	97,936
Operating loss	(9,435)	(84,620)	(14,446)	(11,058)	(2,349)	(121,908)
Interest expense, net	34,981	2,548	(4)	16,918	—	54,443
Foreign currency (gain)/loss	(345)	(436)	468	2,450	—	2,137
Equity in earnings	129,005	(1,434)	—	—	(127,571)	—
Loss before provision/(benefit) for income taxes	(173,076)	(85,298)	(14,910)	(30,426)	125,222	(178,488)
Provision/(benefit) for income taxes	—	407	(530)	2,231	—	2,108
Loss from continuing operations	(173,076)	(85,705)	(14,380)	(32,657)	125,222	(180,596)
(Loss)/income from discontinued operations	—	—	(2)	6,734	—	6,732
Net loss	(173,076)	(85,705)	(14,382)	(25,923)	125,222	(173,864)
Net loss attributable to non-controlling interest	—	—	—	788	—	788
Net loss attributable to Quiksilver, Inc.	(173,076)	(85,705)	(14,382)	(25,135)	125,222	(173,076)
Other comprehensive loss	(32,907)	—	—	(32,907)	32,907	(32,907)
Comprehensive loss attributable to Quiksilver, Inc.	$(205,983)	$(85,705)	$(14,382)	$(58,042)	$158,129	$(205,983)
Asset impairments in the "QS Wholesale Inc." column above includes a $6 million non-cash charge for the impairment of DC Shoes goodwill that resides in the QS Wholesale Inc. legal entity, but is allocated to the APAC segment for reporting unit purposes. This charge is a component of the $80 million non-cash charge to fully impair all goodwill attributable to the Americas and APAC reporting units (see Note 7, “Intangible Assets and Goodwill”).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended July 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$348	$265,600	$276,768	$754,609	$(127,259)	$1,170,066
Cost of goods sold	193	164,118	200,673	349,679	(120,598)	594,065
Gross profit	155	101,482	76,095	404,930	(6,661)	576,001
Selling, general and administrative expense	20,950	160,868	68,579	373,329	(6,647)	617,079
Asset impairments	—	39,695	3,477	140,671	—	183,843
Operating (loss)/income	(20,795)	(99,081)	4,039	(109,070)	(14)	(224,921)
Interest expense, net	34,834	2,201	(3)	20,327	—	57,359
Foreign currency loss/(gain)	29	(9)	5	1,362	—	1,387
Equity in earnings	201,867	1,851	—	—	(203,718)	—
(Loss)/income before (benefit)/provision for income taxes	(257,525)	(103,124)	4,037	(130,759)	203,704	(283,667)
(Benefit)/provision for income taxes	—	(9,800)	(6,878)	11,090	—	(5,588)
(Loss)/income from continuing operations	(257,525)	(93,324)	10,915	(141,849)	203,704	(278,079)
Income/(loss) from discontinued operations	—	19,757	10,549	(20,046)	—	10,260
Net (loss)/income	(257,525)	(73,567)	21,464	(161,895)	203,704	(267,819)
Net loss attributable to non-controlling interest	—	—	—	10,294	—	10,294
Net (loss)/income attributable to Quiksilver, Inc.	(257,525)	(73,567)	21,464	(151,601)	203,704	(257,525)
Other comprehensive loss	(10,542)	—	—	(10,542)	10,542	(10,542)
Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(268,067)	$(73,567)	$21,464	$(162,143)	$214,246	$(268,067)
Asset impairments in the "QS Wholesale Inc." column above includes a $38 million non-cash charge for the impairment of DC Shoes goodwill that resides in the QS Wholesale Inc. legal entity, but is allocated to the EMEA segment for reporting unit purposes. This charge is a component of the $178 million non-cash charge to fully impair all goodwill attributable to the EMEA reporting unit (see Note 7, “Intangible Assets and Goodwill”).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
July 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$157	$23,911	$—	$39,829	$(2,993)	$60,904
Restricted cash	—	—	—	6,373	—	6,373
Trade accounts receivable, net	—	41,869	24,750	152,343	—	218,962
Other receivables	10	2,089	356	33,032	—	35,487
Income taxes receivable	344	—	623	10,444	(967)	10,444
Inventories	—	31,408	93,118	232,882	(18,976)	338,432
Deferred income taxes - current	—	21,554	—	4,614	(21,554)	4,614
Prepaid expenses and other current assets	1,691	9,206	3,735	14,160	—	28,792
Intercompany balances	—	261,710	—	26,038	(287,748)	—
Total current assets	2,202	391,747	122,582	519,715	(332,238)	704,008
Restricted cash	—	—	—	1,250	—	1,250
Fixed assets, net	18,612	29,206	21,907	111,604	—	181,329
Intangible assets, net	9,678	43,337	1,066	67,760	—	121,841
Other assets	5,810	4,190	681	27,226	—	37,907
Deferred income taxes long-term	30,807	—	2,582	13,921	(33,466)	13,844
Investment in subsidiaries	596,083	2,959	—	—	(599,042)	—
Total assets	$663,192	$471,439	$148,818	$741,476	$(964,746)	$1,060,179
LIABILITIES AND EQUITY/(DEFICIT)
Current liabilities:
Lines of credit	$—	$—	$—	$26,505	$—	$26,505
Accounts payable	3,395	42,594	33,196	123,237	—	202,422
Accrued liabilities	27,893	12,070	9,155	57,627	(2,993)	103,752
Long-term debt reclassified to current (See Note 10)	501,847	50,000	—	239,230	—	791,077
Current portion of long-term debt	—	600	—	1,590	—	2,190
Income taxes payable	—	1,537	—	9,176	(967)	9,746
Deferred income taxes - current	31,450	—	4,925	4,331	(21,554)	19,152
Intercompany balances	245,627	—	42,121	—	(287,748)	—
Total current liabilities	810,212	106,801	89,397	461,696	(313,262)	1,154,844
Long-term debt, net of current portion	—	1,126	—	1,335	—	2,461
Income tax payable long-term	—	—	—	7,133	—	7,133
Other long-term liabilities	1,378	5,617	8,973	8,824	—	24,792
Deferred income taxes long-term	—	37,155	—	15,658	(33,466)	19,347
Total liabilities	811,590	150,699	98,370	494,646	(346,728)	1,208,577
Stockholders’/invested equity/(deficit)	(148,398)	320,740	50,448	246,830	(618,018)	(148,398)
Total liabilities and equity/(deficit)	$663,192	$471,439	$148,818	$741,476	$(964,746)	$1,060,179

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
October 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$158	$2,867	$(2,701)	$46,340	$—	$46,664
Restricted cash	—	—	—	4,687	—	4,687
Trade accounts receivable, net	—	51,663	34,779	224,572	—	311,014
Other receivables	10	3,402	1,071	36,644	(280)	40,847
Inventories	—	25,681	72,761	203,529	(17,454)	284,517
Deferred income taxes - current	—	21,554	—	4,926	(21,554)	4,926
Prepaid expenses and other current assets	1,579	6,209	2,941	17,351	—	28,080
Intercompany balances	—	258,808	—	—	(258,808)	—
Current portion of assets held for sale	—	—	28	20,237	—	20,265
Total current assets	1,747	370,184	108,879	558,286	(298,096)	741,000
Restricted cash	—	16,514	—	—	—	16,514
Fixed assets, net	20,381	34,408	21,259	137,720	—	213,768
Intangible assets, net	6,674	43,815	1,150	83,871	—	135,510
Goodwill	—	61,982	11,089	7,551	—	80,622
Other assets	7,097	5,160	1,255	33,574	—	47,086
Deferred income taxes long-term	30,807	—	2,052	16,088	(32,859)	16,088
Investment in subsidiaries	722,935	1,525	—	—	(724,460)	—
Assets held for sale, net of current portion	—	—	—	5,394	—	5,394
Total assets	$789,641	$533,588	$145,684	$842,484	$(1,055,415)	$1,255,982
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$32,929	$—	$32,929
Accounts payable	4,582	40,942	22,008	100,775	—	168,307
Accrued liabilities	17,887	15,092	7,230	72,492	—	112,701
Current portion of long-term debt	—	600	—	1,832	—	2,432
Income taxes payable	—	—	—	1,404	(280)	1,124
Deferred income taxes - current	31,450	—	4,925	4,807	(21,554)	19,628
Intercompany balances	179,251	—	39,265	40,292	(258,808)	—
Current portion of assets held for sale	—	—	6	13,260	—	13,266
Total current liabilities	233,170	56,634	73,434	267,791	(280,642)	350,387
Long-term debt, net of current portion	501,416	22,657	—	269,156	—	793,229
Income taxes payable long-term	—	—	—	8,683	—	8,683
Other long-term liabilities	1,179	9,800	7,420	12,260	—	30,659
Deferred income taxes long-term	—	38,052	—	11,597	(32,859)	16,790
Total liabilities	735,765	127,143	80,854	569,487	(313,501)	1,199,748
Stockholders’/invested equity	53,876	406,445	64,830	270,639	(741,914)	53,876
Non-controlling interest	—	—	—	2,358	—	2,358
Total liabilities and equity	$789,641	$533,588	$145,684	$842,484	$(1,055,415)	$1,255,982

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended July 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(173,076)	$(85,705)	$(14,382)	$(25,923)	$125,222	$(173,864)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
(Loss)/income from discontinued operations	—	—	2	(6,734)	—	(6,732)
Depreciation and amortization	2,217	7,102	3,996	17,051	—	30,366
Stock-based compensation	3,122	—	—	—	—	3,122
Provision for doubtful accounts	—	491	752	3,600	—	4,843
Asset impairments	—	61,983	12,029	23,924	—	97,936
Equity in earnings	129,005	(1,434)	—	596	(127,571)	596
Non-cash interest expense	1,569	973	—	149	—	2,691
Deferred income taxes	—	(896)	(531)	(5,086)	—	(6,513)
Other adjustments to reconcile net loss	(1,169)	(162)	90	(398)	—	(1,639)
Changes in operating assets and liabilities:
Trade accounts receivable	—	9,303	9,279	45,256	—	63,838
Inventories	—	(5,727)	(18,008)	(49,921)	2,349	(71,307)
Intercompany	77,074	25,253	(68,137)	(31,197)	(2,993)	—
Other operating assets and liabilities	7,622	(6,223)	15,493	27,351		44,243
Cash provided by/(used in) operating activities of continuing operations	46,364	4,958	(59,417)	(1,332)	(2,993)	(12,420)
Cash (used in)/provided by operating activities of discontinued operations	—	—	(2)	4,670	—	4,668
Net cash provided by/(used in) operating activities	46,364	4,958	(59,419)	3,338	(2,993)	(7,752)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	—	460	—	460
Capital expenditures	(3,376)	(1,441)	(8,805)	(15,488)	—	(29,110)
Changes in restricted cash	—	16,514	—	(2,936)	—	13,578
Cash (used in)/provided by investing activities of continuing operations	(3,376)	15,073	(8,805)	(17,964)	—	(15,072)
Cash provided by investing activities of discontinued operations	—	—	—	10,713	—	10,713
Net cash (used in)/provided by investing activities	(3,376)	15,073	(8,805)	(7,251)	—	(4,359)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	53,004	—	53,004
Payments on lines of credit	—	—	—	(55,098)	—	(55,098)
Borrowings on long-term debt	—	63,561	—	30,397	—	93,958
Payments on long-term debt	—	(35,100)	—	(23,474)	—	(58,574)
Stock option exercises and employee stock purchases	587	—	—	—	—	587
Intercompany	(43,477)	(27,448)	70,925	—	—	—
Cash (used in)/provided by financing activities of continuing operations	(42,890)	1,013	70,925	4,829	—	33,877
Net cash (used in)/provided by financing activities	(42,890)	1,013	70,925	4,829	—	33,877
Effect of exchange rate changes on cash	(99)	—	—	(7,427)	—	(7,526)
Net (decrease)/increase in cash and cash equivalents	(1)	21,044	2,701	(6,511)	(2,993)	14,240
Cash and cash equivalents, beginning of period	158	2,867	(2,701)	46,340	—	46,664
Cash and cash equivalents, end of period	$157	$23,911	$—	$39,829	$(2,993)	$60,904

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended July 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(257,525)	$(73,567)	$21,464	$(161,895)	$203,704	$(267,819)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
(Income)/loss from discontinued operations	—	(19,757)	(10,549)	20,046	—	(10,260)
Depreciation and amortization	1,848	8,046	8,194	21,776	—	39,864
Stock-based compensation	15,810	—	—	—	—	15,810
Provision for doubtful accounts	—	15,280	488	4,066	—	19,834
Asset impairments	—	39,695	3,477	140,671	—	183,843
Equity in earnings	201,867	1,851	—	907	(203,718)	907
Non-cash interest expense	1,419	749	—	488	—	2,656
Deferred income taxes	—	—	—	(1,032)	—	(1,032)
Other adjustments to reconcile net (loss)/income	28	(42)	(314)	(3,751)	—	(4,079)
Changes in operating assets and liabilities:
Trade accounts receivable	—	3,223	4,069	58,243	—	65,535
Inventories	—	16,490	11,706	(29,745)	14	(1,535)
Intercompany	29,313	46,651	(79,642)	3,678	—	—
Other operating assets and liabilities	6,823	(20,969)	(12,774)	(1,008)	—	(27,928)
Cash (used in)/provided by operating activities of continuing operations	(417)	17,650	(53,881)	52,444	—	15,796
Cash used in operating activities of discontinued operations	—	—	(924)	(15,087)	—	(16,011)
Net cash (used in)/provided by operating activities	(417)	17,650	(54,805)	37,357	—	(215)
Cash flows from investing activities:
Proceeds from sale of assets	—	94	532	4,728	—	5,354
Capital expenditures	(5,133)	(8,449)	(6,139)	(18,795)	—	(38,516)
Changes in restricted cash	—	(22,494)	—	(1,403)	—	(23,897)
Cash used in investing activities of continuing operations	(5,133)	(30,849)	(5,607)	(15,470)	—	(57,059)
Cash provided by investing activities of discontinued operations	—	19,000	58,052	—	—	77,052
Net cash (used in)/provided by investing activities	(5,133)	(11,849)	52,445	(15,470)	—	19,993
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	100,523	—	100,523
Payments on lines of credit	—	—	—	(95,939)	—	(95,939)
Borrowings on long-term debt	—	77,000	—	9,972	—	86,972
Payments on long-term debt	—	(57,000)	—	(33,552)	—	(90,552)
Stock option exercises and employee stock purchases	5,824	—	—	—	—	5,824
Payments of debt issuance costs	(160)	37	—	—	—	(123)
Cash provided by/(used in) financing activities of continuing operations	5,664	20,037	—	(18,996)	—	6,705
Net cash provided by/(used in) financing activities	5,664	20,037	—	(18,996)	—	6,705
Effect of exchange rate changes on cash	—	—	—	198	—	198
Net increase/(decrease) in cash and cash equivalents	114	25,838	(2,360)	3,089	—	26,681
Cash and cash equivalents, beginning of period	35	3,733	296	53,216	—	57,280
Cash and cash equivalents, end of period	$149	$29,571	$(2,064)	$56,305	$—	$83,961

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 — Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company's consolidated financial statements for the year ended October 31, 2014, the Company identified errors related to inappropriate revenue cut-off (revenues inappropriately recognized prior to meeting the GAAP revenue recognition criteria) that impacted prior periods, including each quarter of fiscal 2014 and earlier periods. The Company determined that certain shipments previously reported as revenue in its Americas wholesale channel did not meet the criteria for revenue recognition until the subsequent quarter when the shipments were delivered to, and accepted by, its wholesale customers. The impact of the inappropriate revenue cut-off was to overstate net revenue and gross margin for the three months ended July 31, 2014, and to understate net revenue and gross margin for the nine months ended July 31, 2014. Accumulated deficit was understated for the three months ended July 31, 2014 and overstated for the nine months ended July 31, 2014. For fiscal 2014 as a whole, the impact of this error was to overstate net revenue and gross margin and to understate accumulated deficit.
The Company assessed the materiality of these errors to each of the 2014, 2013 and 2012 fiscal years, as well as to each quarter of fiscal 2014, in accordance with the SEC's SAB No. 99, Materiality, and concluded that the errors were not material to any of these periods. However, the Company also concluded that recording an out of period correction would be material to the three months ended January 31, 2015, as it would materially understate first quarter results and key revenue trends within its Americas segment. Consequently, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the accompanying condensed consolidated statement of operations for the three and nine month periods ended July 31, 2014 and condensed consolidated balance sheet as of October 31, 2014 have been revised to correct for these immaterial errors.
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
The table below is a summary of the impact of these corrections on selected balance sheet data:

	October 31, 2014
In thousands	As Previously Reported	As Restated
Trade accounts receivable	$319,840	$311,014
Inventories	278,780	284,517
Total current assets	744,089	741,000
Assets held for sale, net of current portion	2,987	5,394
Total assets	1,256,664	1,255,982
Income taxes payable	1,156	1,124
Current portion of assets held for sale	12,640	13,266
Total current liabilities	349,793	350,387
Total liabilities	1,199,154	1,199,748
Accumulated deficit	(585,263)	(587,407)
Accumulated other comprehensive income	57,298	57,288
Total Quiksilver, Inc. stockholders' equity	56,030	53,876
Non-controlling interest	1,480	2,358
Total equity	57,510	56,234

Selected Segment Data:
Americas identifiable assets	$467,920	$464,831
EMEA identifiable assets	510,896	513,303

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below is a summary of the impact of these corrections on selected statements of operations data:

	Three Months Ended July 31, 2014		Nine Months Ended July 31, 2014
In thousands	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues, net	$380,016	$378,215	$1,169,749	$1,170,066
Gross profit	181,701	181,071	575,890	576,001
Operating loss	(202,050)	(202,680)	(225,032)	(224,921)
Loss from continuing operations	(217,802)	(218,309)	(278,313)	(278,079)
Net loss attributable to Quiksilver, Inc.	(220,085)	(220,592)	(257,759)	(257,525)
Net loss per share attributable to Quiksilver, Inc.	$(1.29)	$(1.29)	$(1.51)	$(1.51)

Selected Americas Segment Data:
Revenues, net	$191,357	$189,556	$550,949	$551,266
Gross margin	76,983	76,353	231,065	231,176
Operating loss	(12,284)	(12,914)	(48,877)	(48,766)
The correction of these errors had no net impact on the Company's net cash used in operating activities for the nine months ended July 31, 2014.
Note 18 — Subsequent Event - Voluntary Reorganization Under Chapter 11
On September 8, 2015, the Company reached agreements with holders of approximately 73% of its 2018 Notes in the form of a plan sponsor agreement (“PSA”) that if implemented pursuant to its terms, would significantly reduce the Company’s outstanding debt. The PSA, and specifically a Plan Sponsor Term Sheet appended thereto (the “Term Sheet”), contemplates that a restructuring of the Company’s capital structure would be implemented through a jointly proposed chapter 11 plan of reorganization (a “Plan”). On September 9, 2015 (the “Petition Date”), Quiksilver and each of its wholly owned U.S. subsidiaries - DC Direct, Inc., DC Shoes, Inc., Fidra, Inc., Hawk Designs, Inc., Mt. Waimea, Inc., Q.S. Optics, Inc., QS Retail, Inc., QS Wholesale, Inc., Quiksilver Entertainment, Inc. and Quiksilver Wetsuits, Inc. (together with Quiksilver, the “Debtors”) - filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). The reorganization cases under chapter 11 of the Bankruptcy Code are being jointly administered by the Bankruptcy Court as Case No. 15-11880 (the “Bankruptcy Cases”).
Since the Petition Date, the Debtors have operated their business as “debtors-in-possession” pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow the Debtors to continue their operations in the ordinary course during the reorganization proceedings. Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court.
None of the Company’s direct or indirect non-U.S. subsidiaries or affiliates have commenced proceedings under chapter 11 of the Bankruptcy Code, and none are expected to voluntarily commence reorganization proceedings or seek protection from creditors under any insolvency or similar law in the U.S. or elsewhere.
The PSA provides for several milestones for consummation and implementation of the Plan:

•	filing of the Plan, the disclosure statement, solicitation materials and the motion to approve the disclosure statement with the Bankruptcy Court no later than 30 days after the Petition Date;

•	approval of the disclosure statement by the Bankruptcy Court no later than 75 days after the Petition Date;

•	approval of the Plan by the Bankruptcy Court no later than 115 days after the Petition Date; and

•	consummation of the Plan no later than 120 days after the Petition Date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pursuant to the Term Sheet, the Company’s existing debt and accrued interest will be reduced by approximately $500 million, including the extinguishment of all of its 2018 Notes and 2020 Notes. The Company’s 2017 Notes would be reinstated upon the consummation of the transactions set forth in the Plan. As consideration for such extinguishment, the reorganized Company would issue:

•	new common shares to holders of its 2018 Notes; and

•	$7.5 million in cash, which will be allocated between holders of its 2020 Notes and holders of general unsecured claims.
All of the Company’s existing equity securities, including its shares of common stock and warrants, will be cancelled and extinguished without holders receiving any distribution.
On the Petition Date, the Company sought, and thereafter obtained, authority to take a broad range of actions, including, among others, authority to incur post-petition financing, continue certain customer programs, pay certain employee obligations and pay certain pre-petition vendor claims. Additionally, the Company sought, and thereafter obtained, other orders, including orders outlining the provisions of adequate assurance of payment to utility companies and the continued use of the Company’s existing cash management systems.
The filing of the Bankruptcy Cases constituted an event of default that accelerated the obligations under the following debt instruments (collectively, the “Debt Documents”):

•
Amended and Restated Credit Agreement, dated as of May 24, 2013, (the "ABL Credit Facility") among the Company, as a guarantor, QS Wholesale, Inc., as lead borrower, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto.

•
Indenture, dated as of July 16, 2013, by and among the Company, QS Wholesale, Inc., the subsidiary guarantor parties thereto, and U.S. Bank, National Association (successor to Wells Fargo Bank, National Association), as trustee and collateral agent, with respect to an aggregate principal amount of $280,000,000 of 2018 Notes, plus accrued and unpaid interest thereon.

•
Indenture, dated as of July 16, 2013, by and among the Company, QS Wholesale, Inc., the subsidiary guarantor parties thereto, and U.S. Bank, National Association (successor to Wells Fargo Bank, National Association), as trustee, with respect to an aggregate principal amount of $225,000,000 of 2020 Notes, plus accrued and unpaid interest thereon.

Any efforts to enforce such payment obligations under the Debt Documents are automatically stayed as a result of the filing of the Petitions for relief and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code. The filing of the Bankruptcy Cases constituted an event of default under the 2017 Notes; however, the Company obtained the consent of holders of more than the required majority in principal amount of the 2017 Notes to, among other things, rescind the acceleration of the obligations under the 2017 Notes and waive the events of default related thereto and compliance with the debt incurrence and lien covenants with respect to the incurrence of the DIP Facilities for a period of up to 210 days from September 9, 2015.
The filing of the Petitions on September 9, 2015 created defaults and cross defaults pursuant to the terms of the Company’s Indentures to its 2020 Notes, 2018 Notes, 2017 Notes, and the ABL Credit Facility, which accelerated the due dates for the obligations, for accounting purposes. Consequently, under the accounting requirements of the FASB ASC Topic 470 - Debt, the Company has presented its outstanding debt under the 2017 Notes, 2018 Notes, 2020 Notes, and ABL Credit Facility, in current liabilities on its condensed consolidated balance sheet as of July 31, 2015. However, the filing of a petition under the Bankruptcy Code results in the automatic stay of virtually all actions of creditors to collect pre-petition debts, until such time the stay is modified or removed. The automatic stay will apply to the Company’s obligations under the 2018 Notes, the 2020 Notes and the ABL Credit Facility.
The Debtors filed motions seeking Bankruptcy Court approval of debtor-in-possession financing in an aggregate amount of up to $175.0 million, consisting of (i) a $60.0 million asset based loan (“ABL”) revolving credit facility (the “DIP ABL Facility”) provided by Bank of America, N.A., and (ii) a $115.0 million delayed draw term loan facility (the “DIP Term Loan Facility” and, together with the DIP ABL Facility, the "DIP Facilities") provided by affiliates of Oaktree Capital. Subject to the satisfaction of certain customary conditions to borrowing, the entire DIP ABL Facility and $70.0 million of the DIP Term Loan Facility became available upon entry of the interim order, and the balance of the DIP Term Loan Facility became available upon entry of the final order. Subject to approval by the Bankruptcy Court, the proceeds of the DIP Facilities will be used in part to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

repay amounts outstanding under the pre-petition ABL Credit Facility (defined below), under which there are approximately $98 million in borrowings and letters of credit outstanding.
The DIP Facilities will mature 150 days after the Petition Date, and will contain representations, conditions, covenants and events of default customary for similar facilities. The DIP Facilities will collectively be secured by all assets of the Debtors, and such liens will be senior to the lien of the 2018 Notes. The DIP ABL Facility will be secured by a first-priority lien on inventory, receivables, cash and other customary ABL collateral owned by the Debtors (“ABL Collateral”), and a second-priority lien on all other assets of the Debtors (“Term Loan Collateral”). The DIP Term Loan Facility will have a first-priority lien on Term Loan Collateral, and a second-priority lien on all ABL Collateral. A portion of the DIP ABL Facility will be funded to certain Australian, Canadian and Japanese subsidiaries of the Company, which loans will be secured by assets of such foreign subsidiaries.

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
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are often, but not always, identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “outlook,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our pending chapter 11 bankruptcy proceedings, including the timing and effectiveness of our plan of reorganization and the effects of the bankruptcy proceedings on our business;

•	the matters discussed below under "Known or Anticipated Trends";

•	our expected future financial condition and liquidity, including our ability to fund our business operations following our emergence from bankruptcy;

•	our expectations regarding our level of capital expenditures in fiscal 2015; and

•	our expectations regarding the future performance of our business.
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
Business Overview
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. We reincorporated in Delaware and went public in 1986 and, in subsequent years, acquired the worldwide licenses and trademarks that created the global company that we are today. Our business is rooted in the strong heritage and authenticity of our core brands, Quiksilver, Roxy and DC, each of which caters to the casual, outdoor lifestyle associated with surfing, skateboarding, snowboarding and motocross, among other activities. Today, our products are sold in over 115 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, sporting goods stores, discount centers, specialty stores, select department stores, and licensed stores), 731 Company-owned retail stores, and via our e-commerce websites. We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South, and Central America, includes revenues primarily from the United States, Canada, Brazil, and Mexico. Our EMEA segment, consisting of Europe, the Middle East, and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. Our APAC segment, consisting of Australia, New Zealand, and Pacific Rim markets, includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan, and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations along with revenues from sourcing services for our licensees. For information regarding the operating income and identifiable assets attributed to our operating segments, see Note 3 —Segment Information, to our condensed consolidated financial statements.
Voluntary Reorganization Under Chapter 11
On September 8, 2015, the Company reached agreements with holders of approximately 73% of its 7.875% Senior Secured Notes due 2018 (the "2018 Notes") in the form of a plan sponsor agreement (“PSA”) that if implemented pursuant to its terms, would significantly reduce the Company’s outstanding debt. The PSA, and specifically a Plan Sponsor Term Sheet appended thereto (the “Term Sheet”), contemplates that a restructuring of the Company’s capital structure would be implemented through a jointly proposed chapter 11 plan of reorganization (a “Plan”). On September 9, 2015 (the “Petition Date”), Quiksilver and each of its wholly owned U.S. subsidiaries - DC Direct, Inc., DC Shoes, Inc., Fidra, Inc., Hawk Designs, Inc., Mt. Waimea, Inc., Q.S. Optics, Inc., QS Retail, Inc., QS Wholesale, Inc., Quiksilver Entertainment, Inc. and Quiksilver Wetsuits, Inc. (together with Quiksilver, the “Debtors”) - filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). The reorganization cases under chapter 11 of the Bankruptcy Code are being jointly administered by the Bankruptcy Court as Case No. 15-11880 (the “Bankruptcy Cases”).
Since the Petition Date, the Debtors have operated their business as “debtors-in-possession” pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow the Debtors to continue their operations in the ordinary course during the reorganization proceedings. Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court.
None of the Company’s direct or indirect non-U.S. subsidiaries or affiliates have commenced proceedings under chapter 11 of the Bankruptcy Code, and none are expected to voluntarily commence reorganization proceedings or seek protection from creditors under any insolvency or similar law in the U.S. or elsewhere.

The PSA provides for several milestones for consummation and implementation of the Plan:

•	filing of the Plan, the disclosure statement, solicitation materials and the motion to approve the disclosure statement with the Bankruptcy Court no later than 30 days after the Petition Date;

•	approval of the disclosure statement by the Bankruptcy Court no later than 75 days after the Petition Date;

•	approval of the Plan by the Bankruptcy Court no later than 115 days after the Petition Date; and

•	consummation of the Plan no later than 120 days after the Petition Date.
Pursuant to the Term Sheet, the Company’s existing debt and accrued interest will be reduced by approximately $500 million, including the extinguishment of all of its 2018 Notes and 10.000% Senior Notes due 2020 (the "2020 Notes"). The Company’s 8.875% Notes due 2017 (the "2017 Notes") would be reinstated upon the consummation of the transactions set forth in the Plan. As consideration for such extinguishment, the reorganized Company would issue:

•	new common shares to holders of its 2018 Notes; and

•	$7.5 million in cash, which will be allocated between holders of its 2020 Notes and holders of general unsecured claims.
All of the Company’s existing equity securities, including its shares of common stock and warrants, will be cancelled and extinguished without holders receiving any distribution.
On the Petition Date, the Company sought, and thereafter obtained, authority to take a broad range of actions, including, among others, authority to incur post-petition financing, continue certain customer programs, pay certain employee obligations and pay certain pre-petition vendor claims. Additionally, the Company sought, and thereafter obtained, other orders, including orders outlining the provisions of adequate assurance of payment to utility companies and the continued use of the Company’s existing cash management systems.
The filing of the Bankruptcy Cases also constituted an event of default that accelerated the obligations under the following debt instruments (collectively, the “Debt Documents”):

•
Amended and Restated Credit Agreement, dated as of May 24, 2013, (the "ABL Credit Facility") among the Company, as a guarantor, QS Wholesale, Inc., as lead borrower, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto.

•
Indenture, dated as of July 16, 2013, by and among the Company, QS Wholesale, Inc., the subsidiary guarantor parties thereto, and U.S. Bank, National Association (successor to Wells Fargo Bank, National Association), as trustee and collateral agent, with respect to an aggregate principal amount of $280,000,000 of 2018 Notes, plus accrued and unpaid interest thereon.

•
Indenture, dated as of July 16, 2013, by and among the Company, QS Wholesale, Inc., the subsidiary guarantor parties thereto, and U.S. Bank, National Association (successor to Wells Fargo Bank, National Association), as trustee, with respect to an aggregate principal amount of $225,000,000 of 2020 Notes, plus accrued and unpaid interest thereon.

Any efforts to enforce such payment obligations under the Debt Documents are automatically stayed as a result of the filing of the Petitions for relief and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.
The filing of the Bankruptcy Cases constitutes an event of default under the 2017 Notes; however, the Company obtained the consent of holders of more than the required majority in principal amount of the 2017 Notes to, among other things, rescind the acceleration of the obligations under the 2017 Notes and waive the events of default related thereto and compliance with the debt incurrence and lien covenants with respect to the incurrence of the DIP Facilities for a period of up to 210 days from September 9, 2015.
The Debtors filed motions seeking Bankruptcy Court approval of debtor-in-possession financing in an aggregate amount of up to $175.0 million, consisting of (i) a $60.0 million asset based loan (“ABL”) revolving credit facility (the “DIP ABL Facility”) provided by Bank of America, N.A., and (ii) a $115.0 million delayed draw term loan facility (the “DIP Term Loan Facility” and, together with the DIP ABL Facility, the "DIP Facilities") provided by affiliates of Oaktree Capital.  Subject to the satisfaction of certain customary conditions to borrowing, the entire DIP ABL Facility and $70.0 million of the DIP Term Loan Facility became available upon entry of the interim order, and the balance of the DIP Term Loan Facility will be available upon entry of the final order.  Subject to approval by the Bankruptcy Court, the proceeds of the DIP Facilities will be used in part to repay amounts outstanding under the pre-petition ABL Credit Facility (defined below), under which there are approximately $98 million in borrowings and letters of credit outstanding.
The DIP Facilities will mature 150 days after the Petition Date, and will contain representations, conditions, covenants and events of default customary for similar facilities.  The DIP Facilities will collectively be secured by all assets of the Debtors, and such liens will be senior to the lien of the 2018 Notes.  The DIP ABL Facility will be secured by a first-priority lien on inventory, receivables, cash and other customary ABL collateral owned by the Debtors (“ABL Collateral”), and a second-priority lien on all other assets of the Debtors (“Term Loan Collateral”).  The DIP Term Loan Facility will have a first-priority lien on Term Loan Collateral, and a second-priority lien on all ABL Collateral.  A portion of the DIP ABL Facility will be funded to certain Australian, Canadian and Japanese subsidiaries of the Company, which loans will be secured by assets of such foreign subsidiaries.
Known or Anticipated Trends
Based on our recent operating results and current perspective on our operating environment, we anticipate certain trends continuing to impact our operating results over the next few quarters, including:

•
Year-over-year net revenue and gross margin comparisons continuing to be unfavorable due primarily to the impact of currency exchange rates and licensing. We also expect our net revenues and margins to be unfavorably impacted by late deliveries in the short-term and an evolving distribution channel strategy, particularly in North America.

•	Year-over-year SG&A reductions continuing due to expense reduction initiatives implemented in fiscal 2014 and 2015, as well as the impact of foreign currency exchange rates; and

•	Capital expenditures continuing below prior year capital investment levels.
Discontinued Operations
In order to improve our focus on the operations and development of our three core brands (Quiksilver, Roxy and DC), we have divested certain non-core businesses. In November 2013, we completed the sale of Mervin Manufacturing, Inc. ("Mervin"), a manufacturer of snowboards and related products, for $58 million. In January 2014, we completed the sale of substantially all of the assets of Hawk Designs, Inc. ("Hawk"), our subsidiary that owned and operated the "Hawk" brand, for $19 million. The sale of Mervin and Hawk generated a net after-tax gain of approximately $31 million, which is included in income from discontinued operations for the first nine months of fiscal 2014. Our sale of the Mervin and Hawk businesses generated income tax expense of approximately $18 million during the first nine months of fiscal 2014 within discontinued operations. However, as we did not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. In December 2014, we sold our 51% ownership stake in Surfdome Shop Ltd., a multi-brand e-commerce business ("Surfdome"). At the completion of the sale, we received net proceeds of approximately $16 million, which included payments to us from Surfdome for all outstanding loans and trade receivables. The transaction resulted in an after-tax gain of $7 million in the first quarter of fiscal 2015, which is included in income from discontinued operations.
The Mervin, Hawk and Surfdome businesses are presented as discontinued operations in our condensed consolidated financial statements for all periods presented. See Note 15 — Discontinued Operations, to our condensed consolidated financial statements for further discussion of the operating results of our discontinued businesses.
Restatement of Prior Period Financial Statements
Subsequent to the issuance of our consolidated financial statements for the year ended October 31, 2014, we identified and corrected certain immaterial errors related to inappropriate net revenue cut-off in fiscal 2014 and prior periods. See Note 17 — Restatement of Prior Period Financial Statements, in our condensed consolidated financial statements contained elsewhere in this report for additional details. Consequently, the condensed consolidated statement of operations for the three and nine months ended July 31 2014 and balance sheet as of October 31, 2014 have been revised to correct for these immaterial errors. MD&A included herein is based on the revised financial results.

Results of Operations
The following table sets forth selected statement of operations data expressed as a percentage of net revenues for the three and nine months ended July 31, 2015 and 2014. The discussion of our operating results from continuing operations that follows should be read in conjunction with the table.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Revenues, net	100.0%	100.0%	100.0%	100.0%
Gross profit	48.0%	47.9%	48.3%	49.2%
Selling, general and administrative expense	49.4%	54.3%	50.7%	52.7%
Goodwill impairment	23.7%	47.1%	7.9%	15.2%
Asset impairments	5.2%	—%	1.8%	0.5%
Operating loss	(30.2)%	(53.6)%	(12.1)%	(19.2)%
Interest expense, net	5.4%	4.9%	5.4%	4.9%
Foreign currency (gain)/loss	1.4%	(0.6)%	0.2%	0.1%
Loss before benefit for income taxes	(37.0)%	(57.9)%	(17.7)%	(24.2)%
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
The following tables present net revenues from continuing operations by segment, brand, channel and product group on an as reported (GAAP) basis, and on a constant currency continuing category (non-GAAP) basis.

Third Quarter (Three Months) Ended July 31, 2015 Compared to Third Quarter (Three Months) Ended July 31, 2014
Revenues, net – by Segment
Net revenues by segment, on both an as reported and a constant currency continuing category basis, for the third quarter of fiscal 2015 and 2014 were as follows:

In millions	Americas	EMEA	APAC	Corporate	Total
Three Months Ended July 31, 2015
Net revenues as reported	$160	$116	$59	$1	$336
Less licensing revenues from licensed product categories	(2)	—	—	—	(2)
Constant currency continuing category net revenues	$158	$116	$59	$1	$334

Three Months Ended July 31, 2014
Net revenues as reported	$189	$127	$62	$—	$378
Impact of fiscal 2015 foreign exchange rates	(7)	(25)	(9)	—	(41)
Less wholesale net revenues from licensed product categories	(21)	—	—	—	(21)
Constant currency continuing category net revenues	$161	$102	$53	$—	$316

Change in net revenues as reported ($)	$(29)	$(11)	$(3)	$1	$(42)
Change in net revenues as reported (%)	(15)%	(9)%	(5)%	—%	(11)%
Change in constant currency continuing category net revenues ($)	$(3)	$14	$6	$1	$18
Change in constant currency continuing category net revenues (%)	(2)%	14%	11%	—%	6%
Net revenues in our Americas segment decreased $29 million, or 15%, on an as reported basis during the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $7 million of this decrease. In addition, our licensing of peripheral product categories contributed $21 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $3 million, or 2%, primarily due to a decrease in footwear category net revenues in the Americas wholesale channel. Net revenues in the emerging market of Mexico increased by 20% on an as reported basis (44% in constant currency) while net revenues in the emerging market of Brazil decreased by 34% on an as reported basis (9% in constant currency) reflecting the combination of economic slowdown in Brazil in fiscal 2015 and the negative impact of logistics issues. Net revenues in the Americas retail channel decreased 4% on an as reported basis due to negative growth in same-store sales and stores net closures. Net revenues in the Americas e-commerce channel decreased 5% on a constant currency continuing category basis in the third quarter of fiscal 2015, primarily due to reduced discounting resulting in lower revenues but improved gross margins.
Net revenues in our EMEA segment decreased $11 million, or 9%, on an as reported basis during the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $25 million of this decrease. Our licensing of peripheral product categories did not materially affect the EMEA region. Net revenues on a constant currency continuing category basis increased by $14 million, or 14%, primarily due to an increase in Quiksilver apparel and accessories net revenues of $6 million in the EMEA wholesale channel. Despite the significant adverse impact of currency exchange rate changes, net revenues in the emerging market of Russia increased 18% on an as reported basis (85% in constant currency) mainly due to better performance in the wholesale business. Net revenues in the e-commerce channel increased 41% on a constant currency continuing category basis in the third quarter of fiscal 2015, combined with a 17% net revenue increase in the wholesale channel on a constant currency continuing category basis.
Net revenues in our APAC segment decreased by $3 million, or 5%, on an as reported basis during the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $9 million of this decrease. Our licensing of peripheral product categories did not affect the APAC region. Net revenues on a constant currency continuing category basis increased by $6 million, or 11%, primarily due to net new store openings in the retail channel and a 41% increase in e-commerce channel net revenues. Net revenues in the emerging markets of China, South Korea, Taiwan and Indonesia increased by a combined 18% on an as reported basis (28% in constant currency).
Aggregate net revenues in our emerging markets, which include Brazil, Mexico, Russia, Indonesia, South Korea, China, and Taiwan, increased 5% versus the comparable prior year period on an as reported basis, but increased 30% in constant currency, reflecting the significant adverse impact of the strengthening U.S. dollar on local currency results. These markets are reported within their respective regional segments above.

Revenues, net – By Brand
Net revenues by brand, on both an as reported and a constant currency continuing category basis, for the third quarter of fiscal 2015 and 2014 were as follows:

In millions	Quiksilver	Roxy	DC	Other	Total
Three Months Ended July 31, 2015
Net revenues as reported	$132	$97	$96	$11	$336
Less licensing revenues from licensed product categories	—	(2)	—	—	(2)
Constant currency continuing category net revenues	$132	$95	$96	$11	$334

Three Months Ended July 31, 2014
Net revenues as reported	$141	$118	$108	$11	$378
Impact of fiscal 2015 foreign exchange rates	(17)	(11)	(11)	(2)	(41)
Less wholesale net revenues from licensed product categories	(5)	(8)	(7)	(1)	(21)
Constant currency continuing category net revenues	$119	$99	$90	$8	$316

Change in net revenues as reported ($)	$(9)	$(21)	$(12)	$—	$(42)
Change in net revenues as reported (%)	(6)%	(18)%	(11)%	—%	(11)%
Change in constant currency continuing category net revenues ($)	$13	$(4)	$6	$3	$18
Change in constant currency continuing category net revenues (%)	11%	(4)%	7%	38%	6%
Quiksilver brand net revenues decreased $9 million, or 6%, on an as reported basis in the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $17 million of this decrease. Our licensing of peripheral product categories contributed $5 million of this decrease. Net revenues on a constant currency continuing category basis increased by $13 million, or 11%, primarily due to increased net revenues in the EMEA wholesale channel.
Roxy brand net revenues decreased $21 million, or 18%, on an as reported basis in the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $11 million of this decrease. Our licensing of peripheral product categories contributed $8 million of this decrease. Net revenues on a constant currency continuing category basis decreased $4 million, or 4%, primarily due to decreased footwear net revenues in the Americas wholesale channel.
DC brand net revenues decreased $12 million, or 11%, on an as reported basis in the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $11 million of this decrease. Our licensing of peripheral product categories contributed $7 million of this decrease. Net revenues on a constant currency continuing category basis increased $6 million, or 7%, primarily due to higher footwear net revenues in the APAC wholesale channel.

Revenues, net – By Channel
Net revenues by channel, on both an as reported and a constant currency continuing category basis, for the third quarter of fiscal 2015 and 2014 were as follows:

In millions	Wholesale	Retail	E-com	Licensing	Total
Three Months Ended July 31, 2015
Net revenues as reported	$198	$112	$21	$5	$336
Less licensing revenues from licensed product categories	—	—	—	(2)	(2)
Constant currency continuing category net revenues	$198	$112	$21	$3	$334

Three Months Ended July 31, 2014
Net revenues as reported	$233	$123	$20	$2	$378
Impact of fiscal 2015 foreign exchange rates	(24)	(15)	(2)	—	(41)
Less wholesale net revenues from licensed product categories	(21)	—	—	—	(21)
Constant currency continuing category net revenues	$188	$108	$18	$2	$316

Change in net revenues as reported ($)	$(35)	$(11)	$1	$3	$(42)
Change in net revenues as reported (%)	(15)%	(9)%	5%	150%	(11)%
Change in constant currency continuing category net revenues ($)	$10	$4	$3	$1	$18
Change in constant currency continuing category net revenues (%)	5%	4%	17%	50%	6%
Wholesale net revenues decreased $35 million, or 15%, on an as reported basis in the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $24 million of this decrease. Our licensing of peripheral product categories contributed $21 million of this decrease. On a constant currency continuing category basis, wholesale net revenues increased $10 million, or 5%, compared to the prior year period, primarily due to wholesale net revenue increases in the Quiksilver brand.
Retail net revenues decreased $11 million, or 9%, on as reported basis in the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $15 million of this decrease. Our licensing of peripheral product categories did not affect our retail channel. On a constant currency continuing category basis, retail net revenues increased $4 million, or 4%, versus the prior year. Global retail same-store sales were down 1.8% in the third quarter of fiscal 2015, which was more than offset by 52 net new store openings during the previous twelve months.
E-commerce net revenues increased $1 million, or 5%, on an as reported basis in the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates had a negative impact of $2 million. E-commerce net revenues increased in our EMEA and APAC segments as we expanded our online service area.

Revenues, net – By Product Group
Net revenues by product group, on both an as reported and a constant currency continuing category basis, for the third quarter of fiscal 2015 and 2014 were as follows:

In millions	Apparel and Accessories	Footwear	Total
Three Months Ended July 31, 2015
Net revenues as reported	$231	$105	$336
Less licensing revenue from licensed product categories	(2)	—	(2)
Constant currency continuing category net revenues	$229	$105	$334

Three Months Ended July 31, 2014
Net revenues as reported	$268	$110	$378
Impact of fiscal 2015 foreign exchange rates	(32)	(9)	(41)
Less licensing revenue from licensed product categories	(21)	—	(21)
Constant currency continuing category net revenues	$215	$101	$316

Change in net revenues as reported ($)	$(37)	$(5)	$(42)
Change in net revenues as reported (%)	(14)%	(5)%	(11)%
Change in constant currency continuing category net revenues ($)	$14	$4	$18
Change in constant currency continuing category net revenues (%)	7%	4%	6%
Apparel and accessories net revenues decreased $37 million, or 14%, on an as reported basis in the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $32 million of this decrease. Our licensing of peripheral product categories contributed $21 million of this decrease. On a constant currency continuing category basis, apparel and accessories net revenues increased $14 million, or 7%, primarily due to a wholesale net revenue increase in the EMEA segment.
Footwear net revenues decreased $5 million, or 5%, on an as reported basis in the third quarter of fiscal 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $9 million of this decrease. Our licensing of peripheral product categories did not affect our footwear product group. On a constant currency continuing category basis, net revenues increased $4 million, or 4%, primarily due to a wholesale net revenue increase in the APAC segment.
Gross Profit
Gross profit decreased to $161 million in the third quarter of fiscal 2015 from $181 million in the comparable period of the prior year. Gross margin, or gross profit as a percentage of net revenues, increased slightly to 48.0% in the third quarter of fiscal 2015 versus 47.9% in the comparable prior year period. This 10 basis point increase in gross margin was primarily due to lower discounting in the wholesale and retail channels of all three regional segments (approximately 65 basis points), and a channel mix trend in favor of our higher margin direct-to-consumer channels (approximately 93 basis points), offset by the negative impact of the foreign exchange variation on the cost of goods sold (approximately 190 basis points).
Gross margin by regional segment for the third quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended July 31,		Basis Point (bp) Change Increase (Decrease)
By regional segment	2015	2014
Americas	43.2%	40.3%	290 bp
EMEA	54.1%	56.8%	(270) bp
APAC	56.7%	56.8%	(10) bp
Consolidated	48.0%	47.9%	10 bp

Selling, General and Administrative Expense (“SG&A”)
SG&A from continuing operations decreased $39 million, or 19%, to $166 million in the third quarter of fiscal 2015 from $205 million in the comparable prior year period. Changes in foreign currency exchange rates contributed approximately $22 million of this decrease. The remaining $17 million decrease was primarily attributable to reduced employee compensation expenses.

SG&A by segment as reported for the third quarter of fiscal 2015 and 2014 was as follows:

	Three Months Ended July 31,		$ Change Increase (Decrease)
In millions	2015	2014
Americas	$74	$89	$(15)
EMEA	63	72	(9)
APAC	31	44	(13)
Corporate Operations	(2)	1	(3)
Consolidated	$166	$205	$(39)
SG&A by segment for the third quarter of fiscal 2014 has been reclassified to conform to the current year presentation as a result of the Company's centralization of certain global business functions. The decrease in Americas segment SG&A was primarily due to reductions in employee compensation, advertising, and bad debt expenses. The decrease in EMEA and APAC segment SG&A was almost entirely due to changes in foreign currency exchange rates.
Goodwill Impairments
Goodwill impairment charges were $80 million and $178 million in the third quarter of fiscal 2015 and 2014, respectively. In the third quarter of fiscal 2015, goodwill impairment charges of $74 million and $6 million were recorded in our Americas and APAC reporting units, respectively. In the third quarter of fiscal 2014, a goodwill impairment charge of $178 million was recorded in our EMEA reporting unit.
Asset Impairments
Asset impairment charges were $17 million in the third quarter of fiscal 2015 compared to $0.2 million in the third quarter of fiscal 2014. In the third quarter of fiscal 2015, asset impairment charges included $16 million to write-down of the carrying value of the Quiksilver trademark and $1 million related to under-performing retail stores. In the third quarter of fiscal 2014, the asset impairment charges of $0.2 million related to under-performing retail stores.
Non-Operating Expenses
Net interest expense for the third quarter of fiscal 2015 was $18 million compared to $19 million in the third quarter of fiscal 2014. This decrease was primarily due to the impact of changes in foreign currency exchange rates on our euro-denominated interest expense.
Our foreign currency loss was $5 million in the third quarter of fiscal 2015 compared to a gain of $2 million in the comparable prior year period.
Our income tax expense for the third quarter of fiscal 2015 was $0.5 million compared to a benefit of $0.8 million in the third quarter of fiscal 2014. We generated income tax expense in the third quarter of fiscal 2015 as we recorded tax expense in certain jurisdictions, but were unable to record certain tax benefits against losses in those jurisdictions where we have previously recorded valuation allowances.
Net Loss from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. for the third quarter of fiscal 2015 was $125 million, or $0.73 per share, compared to a net loss of $218 million, or $1.28 per share, in the comparable prior year period.

Nine Months Ended July 31, 2015 Compared to Nine Months Ended July 31, 2014
Revenues, net – by Segment
Net revenues by segment, on both an as reported and a constant currency continuing category basis, for the nine months ended July 31, 2015 and 2014 were as follows:

In millions	Americas	EMEA	APAC	Corporate	Total
Nine Months Ended July 31, 2015
Net revenues as reported	$468	$357	$182	$3	$1,010
Less licensing revenues from licensed product categories	(3)	—	—	—	(3)
Constant currency continuing category net revenues	$465	$357	$182	$3	$1,007

Nine Months Ended July 31, 2014
Net revenues as reported	$552	$427	$191	$—	$1,170
Impact of fiscal 2015 foreign exchange rates	(19)	(76)	(22)	—	(117)
Less wholesale net revenues from licensed product categories	(46)	—	—	—	(46)
Constant currency continuing category net revenues	$487	$351	$169	$—	$1,007

Change in net revenues as reported ($)	$(84)	$(70)	$(9)	$3	$(160)
Change in net revenues as reported (%)	(15)%	(16)%	(5)%	—%	(14)%
Change in constant currency continuing category net revenues ($)	$(22)	$6	$13	$3	$—
Change in constant currency continuing category net revenues (%)	(5)%	2%	8%	—%	—%
Net revenues in our Americas segment decreased $84 million, or 15%, on an as reported basis during the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $19 million of this decrease. Our licensing of peripheral product categories contributed $46 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $22 million, or 5%, primarily due to a reduction in DC and Roxy brand apparel category net revenues of $8 million each in the Americas wholesale channel. Net revenues in the emerging market of Mexico increased by 22% on an as reported basis (40% in constant currency). Net revenues in the emerging market of Brazil decreased by 19% on an as reported basis, reflecting the combination of economic slowdown in Brazil in fiscal 2015 and the negative impact of logistics issues, but remained flat in constant currency. Net revenues in the Americas retail channel increased 2% on a constant currency continuing category basis due to net new store openings. Net revenues in the Americas e-commerce channel decreased 11% on a constant currency continuing category basis in the nine months ended July 31, 2015 as a result of a reduction in discounting noted previously.
Net revenues in our EMEA segment decreased $70 million, or 16%, on an as reported basis during the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $76 million of this decrease. Our licensing of peripheral product categories did not materially affect the EMEA region. Net revenues on a constant currency continuing category basis increased by $6 million, or 2%, primarily due to an increase in apparel net revenues of $6 million in the e-commerce channel. EMEA e-commerce apparel net revenues increased across all three core brands, but more significantly in the Quiksilver brand. Net revenues in the emerging market of Russia decreased 19% on an as reported basis, but increased 30% on a constant currency basis, reflecting the significant adverse impact of currency exchange rate changes.
Net revenues in our APAC segment decreased by $9 million, or 5%, on an as reported basis during the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $22 million of this decrease. Our licensing of peripheral product categories did not affect the APAC region. Net revenues on a constant currency continuing category basis increased by $13 million, or 8%, primarily due to retail and e-commerce channel net revenue growth. Net revenues in the emerging markets of China, South Korea, Taiwan and Indonesia increased by a combined 14% on an as reported basis (21% in constant currency).
Aggregate net revenues in our emerging markets, which include Brazil, Mexico, Russia, Indonesia, South Korea, China, and Taiwan, decreased 2% versus the comparable prior year period on an as reported basis, but increased 20% in constant currency, reflecting the significant adverse impact of the stronger U.S. dollar on local currency results. These markets are reported within their respective regional segments above.

Revenues, net – By Brand
Net revenues by brand, on both an as reported and a constant currency continuing category basis, for the nine months ended July 31, 2015 and 2014 were as follows:

In millions	Quiksilver	Roxy	DC	Other	Total
Nine Months Ended July 31, 2015
Net revenues as reported	$411	$303	$266	$30	$1,010
Less licensing revenues from licensed product categories	—	(2)	—	(1)	(3)
Constant currency continuing category net revenues	$411	$301	$266	$29	$1,007

Nine Months Ended July 31, 2014
Net revenues as reported	$472	$356	$314	$28	$1,170
Impact of fiscal 2015 foreign exchange rates	(50)	(32)	(30)	(5)	(117)
Less wholesale net revenues from licensed product categories	(18)	(16)	(12)	—	(46)
Constant currency continuing category net revenues	$404	$308	$272	$23	$1,007

Change in net revenues as reported ($)	$(61)	$(53)	$(48)	$2	$(160)
Change in net revenues as reported (%)	(13)%	(15)%	(15)%	7%	(14)%
Change in constant currency continuing category net revenues ($)	$7	$(7)	$(6)	$6	$—
Change in constant currency continuing category net revenues (%)	2%	(2)%	(2)%	26%	—%
Quiksilver brand net revenues decreased $61 million, or 13%, on an as reported basis in the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $50 million of this decrease. Our licensing of peripheral product categories contributed $18 million of this decrease. Net revenues on a constant currency continuing category basis increased by $7 million, or 2%, primarily due to higher apparel net revenues in the EMEA e-commerce channel.
Roxy brand net revenues decreased $53 million, or 15%, on an as reported basis in the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $32 million of this decrease. Our licensing of peripheral product categories contributed $16 million of this decrease. Net revenues on a constant currency continuing category basis decreased $7 million, or 2%, primarily due to lower net revenues in the Americas wholesale channel.
DC brand net revenues decreased $48 million, or 15%, on an as reported basis in the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $30 million of this decrease. Our licensing of peripheral product categories contributed $12 million of this decrease. Net revenues on a constant currency continuing category basis decreased $6 million, or 2%, primarily due to lower net revenues in the Americas wholesale channel.

Revenues, net – By Channel
Net revenues by channel, on both an as reported and a constant currency continuing category basis, for the nine months ended July 31, 2015 and 2014 were as follows:

In millions	Wholesale	Retail	E-com	Licensing	Total
Nine Months Ended July 31, 2015
Net revenues as reported	$621	$314	$64	$11	$1,010
Less licensing revenues from licensed product categories	—	—	—	(3)	(3)
Constant currency continuing category net revenues	$621	$314	$64	$8	$1,007

Nine Months Ended July 31, 2014
Net revenues as reported	$758	$343	$62	$7	$1,170
Impact of fiscal 2015 foreign exchange rates	(74)	(38)	(4)	(1)	(117)
Less wholesale net revenues from licensed product categories	(46)	—	—	—	(46)
Constant currency continuing category net revenues	$638	$305	$58	$6	$1,007

Change in net revenues as reported ($)	$(137)	$(29)	$2	$4	$(160)
Change in net revenues as reported (%)	(18)%	(8)%	3%	57%	(14)%
Change in constant currency continuing category net revenues ($)	$(17)	$9	$6	$2	$—
Change in constant currency continuing category net revenues (%)	(3)%	3%	10%	33%	—%
Wholesale net revenues decreased $137 million, or 18%, on an as reported basis in the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $74 million of this decrease. Our licensing of peripheral product categories contributed $46 million of this decrease. On a constant currency continuing category basis, wholesale net revenues decreased $17 million, or 3%, primarily due to lower apparel net revenues in our Americas and EMEA wholesale channels. Wholesale channel apparel net revenues decreased in each core brand.
Retail net revenues decreased $29 million, or 8%, on an as reported basis in the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $38 million of this decrease. On a constant currency continuing category basis, retail net revenues were up $9 million, or 3%, versus the prior year. Global retail same-store sales were down 2.3% in the nine months ended July 31, 2015, which was more than offset by 52 net new store openings during the previous twelve months.
E-commerce net revenues increased $2 million, or 3%, on an as reported basis in the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates had a negative impact of $4 million. On a constant currency continuing category basis, e-commerce net revenues increased $6 million, or 10%, versus the prior year. E-commerce net revenues increased significantly in our EMEA and APAC segments as we expanded our online service area, while Americas e-commerce net revenues decreased 11% as a result of a reduction in discounting noted previously. On a constant currency continuing category basis, e-commerce net revenues increased 15% in the Quiksilver brand, increased 21% in the DC brand and remained flat in the Roxy brand.

Revenues, net – By Product Group
Net revenues by product group, on both an as reported and a constant currency continuing category basis, for the nine months ended July 31, 2015 and 2014 were as follows:

In millions	Apparel and Accessories	Footwear	Total
Nine Months Ended July 31, 2015
Net revenues as reported	$714	$296	$1,010
Less licensing revenue from licensed product categories	(3)	—	(3)
Constant currency continuing category net revenues	$711	$296	$1,007

Nine Months Ended July 31, 2014
Net revenues as reported	$857	$313	$1,170
Impact of fiscal 2015 foreign exchange rates	(89)	(28)	(117)
Less licensing revenue from licensed product categories	(46)	—	(46)
Constant currency continuing category net revenues	$722	$285	$1,007

Change in net revenues as reported ($)	$(143)	$(17)	$(160)
Change in net revenues as reported (%)	(17)%	(5)%	(14)%
Change in constant currency continuing category net revenues ($)	$(11)	$11	$—
Change in constant currency continuing category net revenues (%)	(2)%	4%	—%
Apparel and accessories net revenues decreased $143 million, or 17%, on an as reported basis in the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $89 million of this decrease. Our licensing of peripheral product categories contributed $46 million of this decrease. On a constant currency continuing category basis, net revenues decreased $11 million, or 2%, primarily due to net revenue declines in the Americas and EMEA wholesale channels across all three core brands.
Footwear net revenues decreased $17 million, or 5%, on an as reported basis in the nine months ended July 31, 2015 versus the comparable prior year period. Changes in foreign currency exchange rates contributed $28 million of this decrease. Our licensing of peripheral product categories did not affect our footwear product group. On a constant currency continuing category basis, net revenues increased $11 million, or 4%, primarily due to increased net revenue in the Quiksilver wholesale channel.
Gross Profit
Gross profit decreased to $488 million in the nine months ended July 31, 2015 from $576 million in the comparable period of the prior year. Gross margin, or gross profit as a percentage of net revenues, declined to 48.3% in the nine months ended July 31, 2015 versus 49.2% in the comparable prior year period. This 90 basis point decrease in gross margin was primarily due to increased discounting in the Americas and EMEA wholesale channels (approximately 130 basis points) and the negative impact of the foreign exchange variation on the cost of goods sold (approximately 165 basis points), partially offset by net revenue growth from our higher margin direct-to-consumer channels (approximately 196 basis points).
Gross margin by regional segment for the nine months ended July 31, 2015 and 2014 was as follows:

	Nine Months Ended July 31,		Basis Point (bp) Change Increase (Decrease)
By regional segment	2015	2014
Americas	42.9%	41.9%	100 bp
EMEA	54.0%	56.6%	(260) bp
APAC	55.1%	55.0%	10 bp
Consolidated	48.3%	49.2%	(90) bp

Selling, General and Administrative Expense (“SG&A”)
SG&A from continuing operations decreased $105 million, or 17%, to $512 million in the nine months ended July 31, 2015 from $617 million in the comparable prior year period. Changes in foreign currency exchange rates contributed approximately $57 million of this decrease. Of the remaining $48 million decrease, $31 million was attributable to reductions in employee compensation and $16 million was attributable to reduced bad debt expenses.

SG&A by segment as reported for the nine months ended July 31, 2015 and 2014 was as follows:

	Nine Months Ended July 31,		$ Change Increase (Decrease)
In millions	2015	2014
Americas	$222	$275	$(53)
EMEA	190	226	(35)
APAC	98	111	(13)
Corporate Operations	1	5	(4)
Consolidated	$512	$617	$(105)
SG&A by segment for the nine months ended July 31, 2014 has been reclassified to conform to the current year presentation as a result of the Company's centralization of certain global business functions. The decrease in Americas segment SG&A was primarily due to reductions in employee compensation, bad debt expenses, and early lease termination costs. The decrease in EMEA and APAC segment SG&A was almost entirely due to changes in foreign currency exchange rates.
Goodwill Impairments
Goodwill impairment charges were $80 million and $178 million in the nine months ended July 31, 2015 and 2014, respectively. For the nine months ended July 31, 2015, impairment charges of $74 million and $6 million were recorded in our Americas and APAC reporting units, respectively. For the nine months ended July 31, 2014, an impairment charge of $178 million was recorded in our EMEA reporting unit.
Asset Impairments
Asset impairment charges were $18 million in the nine months ended July 31, 2015 compared to $6 million in the nine months ended July 31, 2014. For fiscal 2015, asset impairment charges included $16 million to write-down the carrying value of the Quiksilver trademark and $2 million related to under-performing retail stores. For fiscal 2014, asset impairment charges included $5 million related to under-performing retail stores and the restructuring of our e-commerce platform, and $1 million related to under-performing retail stores.
Non-Operating Expenses
Net interest expense for the nine months ended July 31, 2015 was $54 million compared to $57 million in the nine months ended July 31, 2014. This decrease was primarily due to the impact of changes in foreign currency exchange rates on our euro-denominated interest expense.
Our foreign currency loss was $2 million in the nine months ended July 31, 2015 compared to a loss of $1 million in the comparable prior year period.
Our income tax expense for the nine months ended July 31, 2015 was $2 million compared to a benefit of $6 million in the nine months ended July 31, 2014. Our hedging instruments in Europe generated tax expense of approximately $4 million within other comprehensive income in the nine months ended July 31, 2015. However, as we do not expect to pay income tax after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. Before this income tax benefit, we generated income tax expense in the nine months ended July 31, 2015 as we recorded tax expense in certain jurisdictions, but were unable to record certain tax benefits against losses in those jurisdictions where we have previously recorded valuation allowances.
Net Loss from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. for the nine months ended July 31, 2015 was $181 million, or $1.05 per share, compared to net loss of $278 million, or $1.63 per share, in the comparable period of the prior year. The lower net loss in the current year was primarily due to lower goodwill impairment charges and net savings in SG&A exceeding the reduction in gross profit generated from lower net revenues compared to the prior year period.

Financial Position, Capital Resources and Liquidity
The following table shows our cash, working capital and total indebtedness as of the dates indicated:

In millions	July 31, 2015	October 31, 2014	$ Change Increase(Decrease)	% Change Increase(Decrease)
Cash and cash equivalents	$61	$47	$14	30%
Restricted cash	8	21	(13)	(62)%
Working capital	(451)	391	(842)	(215)%
Total indebtedness	822	829	(7)	(1)%
At July 31, 2015, we had $61 million of cash on hand, $8 million in restricted cash, $23 million available on our credit facilities, and no availability for additional letters of credit in EMEA. Taken together, this represents cash and credit facility availability of $92 million at July 31, 2015. Our primary credit facilities mature in October 2016 and May 2018. We have no principal payments due on our 2017, 2018 or 2020 Notes before December 2017. Restricted cash at July 31, 2015 includes $1 million of the remaining proceeds from our sale of the Surfdome business during the first quarter of fiscal 2015. We expect to utilize the remaining proceeds during fiscal 2015. The decrease in working capital as primarily due to the reclassification of $791 million of long-term debt to current liabilities related to the event of default created by the voluntary reorganization under Chapter 11. However, automatic stay provisions cause the filing of a petition under the Bankruptcy Code to automatically stay virtually all actions of creditors to collect pre-petition debts, until such time the stay is modified or removed. See Note 10 — Debt for further information.
Voluntary Reorganization under Chapter 11
During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will continue to be cash on hand, cash flows from operations, borrowings under the DIP Facilities, other sales of inventory and non-core assets and the proposed transactions under the PSA.
In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Bankruptcy Cases. We anticipate that we will continue to incur significant professional fees and costs during the pendency of the Bankruptcy Cases.
Although we believe our cash on hand, cash flow from operating activities, borrowings under the DIP Facilities, other sales of inventory and non-core assets and the proposed transactions under the PSA will be adequate to meet the short-term liquidity requirements of our existing business, we cannot assure that such amounts will be sufficient to fund our operations, including operations during the period until such time, if any, and to make the required payments associated with the Bankruptcy Cases, until our Plan as outlined in the PSA receives the requisite acceptance and is confirmed by the Bankruptcy Court. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until after our Plan as outlined in the PSA or another plan of reorganization has been confirmed, if at all, by the Bankruptcy Court. If our future cash flows and capital resources are insufficient, we could face substantial liquidity problems and will likely be required to significantly reduce or delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake other significant restructuring measures, which could include reducing the size of our workforce or pursuing other alternatives to restructure or refinance our indebtedness. Such actions could increase the Company’s debt, negatively impact customer confidence in the Company’s ability to provide products, reduce the Company’s ability to raise additional capital, delay improvements in profitability, and adversely affect the Company’s ability to emerge from bankruptcy. There can be no assurance that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit the Company to meet its scheduled debt service obligations. In addition, if the Company incurs additional debt, the risks associated with its substantial leverage, including the risk that it will be unable to service the Company’s debt or generate enough cash flow to fund its liquidity needs, could intensify.
For further discussion of liquidity risks and risks associated with the Bankruptcy Cases, please see “Item 1A. Risk Factors.”
Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to obtain timely confirmation of our proposed plan as outlined in the PSA under the Bankruptcy Code; (ii) the cost, duration and outcome of the reorganization process; (iii) our ability to achieve profitability as a company; (iv) our ability to maintain adequate cash on hand; and (v) our ability to generate cash from operations.

Cash Flows
Cash Flows from Operating Activities
The following table summarizes the major categories of changes in cash flows from operations for the nine months ended July 31, 2015 and 2014:

	Nine Months Ended July 31,
In thousands	2015	2014	Change
Net loss	$(173,864)	$(267,819)	$93,955
Net effect of non-cash reconciling adjustments	124,670	247,543	(122,873)
Cash provided by operating assets and liabilities	36,774	36,072	702
Cash (used in)/provided by operating activities of continuing operations	(12,420)	15,796	(28,216)
Cash provided by/(used in) operating activities of discontinued operations	4,668	(16,011)	20,679
Net cash used in operating activities	$(7,752)	$(215)	$(7,537)
Net cash used in operating activities was $8 million for the nine months ended July 31, 2015 compared to 0.2 million in the comparable period of the prior year. Net cash used by our continuing operations increased by $28 million to fund our losses from operating activities for the nine months ended July 31, 2015, but net cash used by our discontinued operations decreased by $21 million for the same period.
Cash Flows from Investing Activities
Net cash used in investing activities was $4 million in the nine months ended July 31, 2015, an increase of $24 million compared to the same period prior year. This increase was primarily attributable to a reduction in cash provided by investing activities of discontinued operations of $66 million, partially offset by an improvement in net restricted cash provided of $37 million in the first nine months of fiscal 2015 compared to the prior year. Capital expenditures in the nine months ended July 31, 2015 were $29 million and were primarily focused on company-owned retail stores. We expect capital expenditures in fiscal 2015 to be approximately $30 million. We intend to fund these expenditures from cash on hand, restricted cash, operating cash flows, and availability on our credit facilities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $34 million in the nine months ended July 31, 2015, an increase of $27 million compared to the prior year. This increase in cash provided was primarily attributable to increases in comparative net borrowings under our credit facilities of $32 million, offset by a reduction in proceeds from stock option exercises of $5 million.
Working Capital - Trade Accounts Receivable and Inventories
Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable and inventories. Our net trade accounts receivable decreased $92 million to $219 million at July 31, 2015 compared to $311 million at October 31, 2014 primarily due to wholesale net revenue decline. Compared to July 31, 2014, our net trade accounts receivable decreased $89 million, due primarily to our wholesale net revenue decline, and our average days sales outstanding (“DSO”) improved by 15%, or 16 days.
Our net inventories increased $53 million to $338 million at July 31, 2015 compared to $285 million at October 31, 2014. Compared to July 31, 2014, net inventories increased $1 million and inventory days on hand increased 13%, or 21 days. The increase in inventory days on hand is the result of lower revenues compared to the comparable prior year period.
Income Taxes
As of July 31, 2015, our liability for uncertain tax positions, exclusive of interest and penalties, was approximately $12 million. If our positions are favorably sustained by the relevant taxing authority, approximately $11 million, excluding interest and penalties, of uncertain tax position liabilities would favorably impact our effective tax rate in future periods.
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
In connection with the preparation of our third quarter financial statements for fiscal 2015, we concluded that the significant decline in the our stock price, lowered market prices on our 7.875% Senior Secured Notes due 2018, 10.00% Senior Notes due 2020 and 8.875% Notes due 2017, and the decline in net sales, especially within the wholesale channel, were indicators of impairment. Consequently, we performed an interim impairment test of our indefinite-lived intangible assets, consisting of trademarks, using a discounted cash flow analysis, to determine whether the carrying value of our trademarks were less than the fair value. We determine the fair value of our trademarks using the relief from royalty method and the income method.

Significant estimates in these approaches include projected future revenues, discount rates, royalty rates, the determination of similar products and revenue streams, selecting multiples for similar companies and other factors for each trademark. Based upon the results of our interim impairment analysis, we recorded a non-cash asset impairment charge of $16 million in our EMEA reporting unit to reduce the carrying value of the Quiksilver trademark to fair value. The fair value of the Quiksilver trademark in the APAC reporting unit exceeded the carrying value by 4%. The fair value of the trademarks in the Americas reporting unit exceeded their carrying value by a substantial amount. Changes in estimates and assumptions used to determine whether impairment exists or changes in actual results compared to expected results could result in additional asset impairment charges in future periods.
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
As of October 31, 2014, the fair value of each of our reporting units substantially exceeded their respective carrying values. Goodwill was $74 million for the Americas, zero for EMEA, and $6 million for APAC as of October 31, 2014. In connection with the preparation of our financial statements for the third quarter of fiscal 2015, we concluded that the significant decline in our stock price, lowered market prices for our 7.875% Senior Secured Notes due 2018, 10.00% Senior Notes due 2020 and 8.875% Notes due 2017 and the decline in net sales, especially within the wholesale channel, were indicators of impairment. Consequently, we performed an interim impairment test of goodwill using a discounted cash flow analysis and evaluated whether the conclusions from the prior period annual impairment test were negatively impacted. Based upon our evaluation of the results of our interim goodwill impairment test, we recorded non-cash goodwill impairment charges of $74 million and $6 million in the third quarter of fiscal 2015 to fully impair goodwill in the Americas and APAC reporting units, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks. Two of these risks are foreign currency exchange rate fluctuations and changes in interest rates that affect interest expense. See Note 11 — Derivative Financial Instruments to our condensed consolidated financial statements. Our market risk exposures have not changed from that reported in our annual report on Form 10-K, Item7A for the year ended October 31, 2014.
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
Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of July 31, 2015, we were hedging a portion of forecasted transactions expected to occur through October 2016. Assuming exchange rates at July 31, 2015 remain constant, $16 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 15 months.
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

EMEA revenues decreased 9% in U.S. dollars during the three months ended July 31, 2015 compared to the three months ended July 31, 2014 as reported in our condensed consolidated financial statements, primarily as a result of a stronger U.S. dollar compared to various currencies in EMEA. On a constant currency continuing category basis, EMEA revenues increased 14%.
EMEA revenues decreased 16% in U.S. dollars during the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014 as reported in our condensed consolidated financial statements, primarily as a result of a stronger U.S. dollar compared to various currencies in EMEA. On a constant currency continuing category basis, EMEA revenues increased 2%.
APAC revenues decreased 5% in U.S. dollars during the three months ended July 31, 2015 compared to the three months ended July 31, 2014 as reported in our condensed consolidated financial statements, primarily as a result of a stronger U.S. dollar compared to various currencies in APAC. On a constant currency continuing category basis, APAC revenues increased 11%.
APAC revenues decreased 5% in U.S. dollars during the nine months ended July 31, 2015 compared to the nine months ended July 31, 2014 as reported in our condensed consolidated financial statements, primarily as a result of a stronger U.S. dollar compared to various currencies in APAC. On a constant currency continuing category basis, APAC revenues increased 8%.

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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In April 2015, two putative securities class action complaints were filed against the Company and two of its former officers in the United States District Court for the Central District of California under the following captions: Leiland Stevens, Individually and on Behalf of All Others Similarly Situated v. Quiksilver, Inc., et al. and Shiva Stein, Individually and on Behalf of All Others Similarly Situated v. Quiksilver, Inc., et al. On June 26, 2015, the court consolidated these lawsuits and named Babulal Parmar as the lead plaintiff. On August 25, 2015, lead plaintiff filed an amended complaint in the consolidated action. The amended complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The putative class period in this action is from June 6, 2014 through March 26, 2015. The complaint seeks designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems appropriate. In connection with the Bankruptcy Cases, the Company filed a Notice of Automatic Stay and Suggestion of Bankruptcy on September 10, 2015.
On June 2, 2015, a shareholder derivative complaint was filed against present and former members of the Company’s Board of Directors and former officers in the Superior Court of the State of California, County of Orange, under the following caption: An H. Vu, Derivatively on Behalf of Quiksilver, Inc. v. Andrew P. Mooney, et al., Defendants, and Quiksilver, Inc., Nominal Defendant. The complaint asserts claims for breach of fiduciary duty, unjust enrichment and gross mismanagement against the individual defendants. The complaint seeks a declaration that plaintiff may maintain the action on behalf of the Company, declaratory relief, unspecified compensatory and exemplary damages, restitution, disgorgement of all profits, benefits and other compensation obtained by the individual defendants, an order directing the Company and the individual defendants to take actions to reform and improve the Company's corporate governance and internal procedures, and all appropriate equitable and/or injunctive relief. In connection with the Bankruptcy Cases, the Company filed a Notice of Stay of Proceedings on September 10, 2015.
On September 9, 2015, Quiksilver and each of its wholly owned U.S. subsidiaries filed voluntary petitions in Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The Debtors intend to continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the filings, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against us are subject to the automatic stay provisions of section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time, it is not possible to predict the outcome of the Bankruptcy Cases or their effect on our business. The Bankruptcy Cases are discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Voluntary Reorganization Under Chapter 11.”
Item 1A. Risk Factors
We have included in Part I, Item 1A, "Risk Factors" of our Form 10-K for the fiscal year ended October 31, 2014 and in Part II, Item 1A, "Risk Factors" of our Form 10-Q for the three months ended January 31, 2015, descriptions of certain risks and uncertainties that our business faces, many of which are beyond our control. There have been no material changes to our risk factors since the date of those filings, other than as noted below. The impact of these risks, as well as other unforeseen risks, could have a material negative impact on our business, financial condition or results of operations. The trading price of our common stock or our senior notes could decline as a result. You should consider these risks before deciding to invest in, or maintain your investment in, our common stock or senior notes.
We and certain of our subsidiaries filed for reorganization under chapter 11 of the Bankruptcy Code on September 8, 2015 and are subject to risks and uncertainties associated with the Bankruptcy Cases.
For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;

•	our ability to develop, prosecute, confirm and consummate the proposed plan of reorganization outlined in the PSA or any other plan of reorganization with respect to the Bankruptcy Cases;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a U.S. trustee or to convert the Bankruptcy Cases to chapter 7 cases;

•	our ability to obtain and maintain normal payment and other terms with credit card companies, customers, vendors and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain management and other key employees;

•	our ability to retain key vendors or secure alternative supply sources;

•	our ability to fund and execute our business plan; and

•	our ability to obtain acceptable and appropriate financing.
We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Bankruptcy Cases that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Bankruptcy Cases could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities. Because of the risks and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.
As a result of the Bankruptcy Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
Our businesses could suffer from a long and protracted restructuring.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. Failure to obtain this approval in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund our operations may be harmed by protracted bankruptcy proceedings. If a liquidation or protracted reorganization were to occur, there is a significant risk that the value of our enterprise would be substantially eroded to the detriment of all stakeholders.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders to do business with a company that recently emerged from bankruptcy proceedings.
We may not be able to obtain confirmation of our proposed plan as outlined in the PSA, sufficient debtor-in-possession financing may not be available, and our emergence from the Bankruptcy Cases is not assured.
There can be no assurance that the proposed plan as outlined in the PSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.
There can be no assurances that we will receive the requisite votes to confirm the proposed plan. Moreover, we might receive official objections to confirmation of the proposed plan from the various bankruptcy committees and stakeholders in the Bankruptcy Cases. We cannot predict the impact that any objection might have on the Bankruptcy Court’s decision whether to confirm the proposed plan as outlined in the PSA. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations. In addition, the DIP Facilities may not be sufficient to meet our liquidity requirements or may be restricted or terminated by the lenders under the DIP Facilities for our breach thereof.

If the proposed plan as outlined in the PSA is not confirmed by the Bankruptcy Court or cash flows and borrowings under the DIP Facilities are not sufficient to meet our liquidity requirements, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims. The Debtors would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization or additional financing, which might not be supported by any of the current debt holders, various bankruptcy committees or other stakeholders. If an alternative plan of reorganization could not be agreed upon or additional financing could not be secured, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity. There can be no assurance as to whether we will successfully reorganize and emerge from the Bankruptcy Cases or, if we do successfully reorganize, as to when we would emerge from the Bankruptcy Cases.
Operating under chapter 11 of the Bankruptcy Code may restrict our ability to pursue our business strategies.
Under chapter 11 of the Bankruptcy Code, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	borrow for our operations, investments or other capital needs or to engage in other business activities that would be in our interest.
We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.
We are highly dependent on the continuing efforts of our senior management team and other key personnel to execute our business plans. Our deteriorating financial performance, along with the Bankruptcy Cases, puts us at risk of losing talent critical to the successful reorganization and ongoing operation of our business. Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons during or subsequent to the Bankruptcy Cases, including as a result of any planned overhead reductions required by our business plan. Furthermore, we may be unable to attract and retain qualified replacements as needed in the future.
We may be subject to claims that will not be discharged in the Bankruptcy Cases, which could have a material adverse effect on our results of operations and profitability.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards. With few exceptions, all claims that arose prior to September 9, 2015 and before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability.
Our financial results may be volatile and may not reflect historical trends.
While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. In addition, if we emerge from bankruptcy, we may be required to adopt fresh start accounting. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.
We may not have sufficient cash to maintain our operations during the Bankruptcy Cases or fund our emergence from the Bankruptcy Cases.

Because of our weakened financial condition, we will continue to have heightened exposure to, and less ability to withstand, the operating risks that are customary in the industry, such as fluctuations in raw material prices. Any of these factors could result in the need for substantial additional funding. A number of other factors, including our chapter 11 filing, our financial results in recent years, our substantial indebtedness and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, the Bankruptcy Cases. As a result of these and other factors, we may not be able to source capital at acceptable rates, on acceptable terms or at all, to fund our current operations or our exit from bankruptcy. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations, both currently and upon emergence from the Bankruptcy Cases.
Trading in our securities during the pendency of the Bankruptcy Cases is highly speculative and poses substantial risks. It is probable our common stock will be cancelled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.
It is too early to definitively determine if our chapter 11 plan of reorganization will allow for distributions with respect to our common stock. It is possible that these equity interests will be cancelled and extinguished upon the approval by the Bankruptcy Court of any such plan and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Bankruptcy Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Our common stock will be delisted from the New York Stock Exchange and will not be listed on any other national securities exchange.
We have received notice from the New York Stock Exchange (the “NYSE”) that trading of the Company’s common stock was suspended at the opening of business on September 9, 2015 and the NYSE will file with the Securities and Exchange Commission to remove the Company’s common stock from listing and registration on the NYSE.
As a result, our common stock now trades in the over-the-counter market. The trading of our common stock in the over-the-counter market rather than the NYSE may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities that trade in the over-the-counter market are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.”
Our common stock may become subject to the associated risks of trading in an over-the-counter market.
Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Bankruptcy Cases. If our securities begin trading in the over-the-counter market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.

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

10.1
Second Amendment, dated as of June 18, 2015, to Amended and Restated Credit Agreement, dated as of May 24, 2013, by and among Quiksilver Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, the other borrowers and guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 19, 2015).

10.2
Plan Sponsor Agreement, dated as of September 8, 2015, by and between Quiksilver, Inc. and certain of its wholly-owned subsidiaries and certain funds managed by affiliates of Oaktree Capital Management, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 11, 2015).

10.3
Second Amended and Restated Senior Secured Super-Priority Debtor-In-Possession Credit Agreement, dated as of September 10, 2015, by and among QS Wholesale, Inc., as Lead Borrower, Quiksilver, Inc., as Parent, the other Borrowers and Guarantors from time to time party thereto, and Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 11, 2015).

10.4
Senior Secured Super-Priority Debtor-In-Possession Credit Agreement, dated as of September 10, 2015, by and among QS Wholesale, Inc., as Borrower, Quiksilver, Inc., as Parent, the other Guarantors from time to time party thereto and OCM FIE, LLC, as Administrative Agent and the Lenders Party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 11, 2015).

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
September 14, 2015
QUIKSILVER, INC.

/s/ Thomas Chambolle
Thomas Chambolle
Chief Financial Officer
(Principal Financial and Accounting Officer)