Form 10-K
period 2015-10-31
QUIKSILVER INC
filed 2016-01-27
CIK 805305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
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
5600 Argosy Circle BLDG 100
Huntington Beach, California
92649
(Address of principal executive offices)
(Zip Code)
(714) 889-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class
Common Stock
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $226 million based upon the closing sale price per share on the New York Stock Exchange as of April 30, 2015, the last business day of Registrant’s most recently completed second fiscal quarter.
As of December 31, 2015, there were 172,114,522 shares of the Registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

EXPLANATORY NOTE

On September 9, 2015, Quiksilver and each of its ten wholly owned U.S. subsidiaries, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for relief under Chapter 11 of the United States Bankruptcy Code. The reorganization cases under Chapter 11 of the Bankruptcy Code are being jointly administered by the Bankruptcy Court as Case No. 15-11880. Quiksilver and each of its ten wholly owned U.S. subsidiaries will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.
For additional information regarding the Bankruptcy Cases, see Item 1. Business - “Voluntary Reorganization under Chapter 11” and Notes 1 and 22 of the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. For a discussion of risk factors relating to the voluntary reorganization filed under Chapter 11, see Item 1A. Risk Factors. The disclosures in this Annual Report on Form 10-K should be read in the context of the voluntary reorganizations filed under Chapter 11.

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
We began operations in 1976 as a California corporation making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. We reincorporated in Delaware and went public in 1986 and, in subsequent years, acquired the worldwide licenses and trademarks that created the global company that we are today. Our products are sold in over 110 countries through a wide range of distribution channels, including wholesale accounts (surf shops, skate shops, snow shops, sporting goods stores, discount centers, specialty stores, online retailers, licensee shops and select department stores), 961 owned or licensed Company retail stores, and via our e-commerce websites. In fiscal 2015, 65% of our revenue was generated outside of the United States. Our global headquarters is in Huntington Beach, California. Our fiscal year ends on October 31 (i.e., “fiscal 2015” refers to the year ended October 31, 2015).
Voluntary Reorganization under Chapter 11
On September 9, 2015 (the "Petition Date"), Quiksilver, Inc. and each of its ten wholly owned U.S. subsidiaries, (together with Quiksilver, Inc. the “Debtors”), filed voluntary petitions (the "Petitions") in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for relief under Chapter 11 of the United States Bankruptcy Code. The reorganization cases under Chapter 11 of the Bankruptcy Code are being jointly administered by the Bankruptcy Court as Case No. 15-11880 (the “Bankruptcy Cases”). The Debtors will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. The Company's foreign subsidiaries are not directly affected by the Petitions and none are expected to voluntarily commence reorganization proceedings or seek protection from creditors under any insolvency or similar law in the U.S. or elsewhere.
The Debtors’ proposal for the reorganization of their business is set forth in the Second Amended Joint Chapter 11 Plan of Reorganization of Quiksilver, Inc. and its Affiliated Debtors and Debtors in Possession (the “Plan”). The Proposed Plan (as defined below) is supported and sponsored by Oaktree Capital Management and certain of its affiliates ("Oaktree") as Plan Sponsor under the Plan Sponsor Agreement (the "PSA") and also as the Backstop Parties, under the Backstop Commitment Letter ("the Backstop Commitment Letter"). If implemented per the terms, the PSA and the Proposed Plan would provide a plan for the Debtors to emerge from bankruptcy as a going concern. The Company can offer no assurance that it will be able to continue as a going concern or obtain the Bankruptcy Court approval of the Proposed Plan. In addition, the Company can offer no assurance that it will be able to develop and successfully execute the Proposed Plan. The Company and its advisors continue to seek alternative restructuring transactions, including a sale of all or substantially all of the assets of the Company, and will continue such efforts pending confirmation of the Proposed Plan by the Bankruptcy Court. The Proposed Plan provides for a significant reduction in the Company's outstanding debt.
On September 10, 2015, the Bankruptcy Court approved, on an interim basis, the Company's debtor-in-possession financing in an aggregate amount of up to $175 million, consisting of (i) a $60 million asset-based loan revolving credit facility (the “DIP ABL Facility”) provided by Bank of America, N.A., and (ii) a $115 million delayed draw term loan facility (the “DIP Term Loan Facility” and, together with the DIP ABL Facility, the "DIP Facilities") provided by affiliates of Oaktree. Subject to the satisfaction of certain customary conditions to borrowing, the entire DIP ABL Facility and $70 million of the DIP Term Loan Facility became available upon entry of the interim order, and the balance of the DIP Term Loan Facility became available upon entry of the final order on October 28, 2015. The proceeds of the DIP Facilities were used in part to repay amounts outstanding under the pre-petition ABL Credit Facility (defined below), under which there were approximately $93 million in borrowings and letters of credit outstanding. The DIP Facilities will mature 150 days after the Petition Date, and contain representations, conditions, covenants and events of default customary for similar facilities.
On October 13, 2015, the Debtors filed with the Bankruptcy Court and the Securities and Exchange Commission a proposed plan of reorganization (as may be amended, modified or supplemented from time to time, the “Proposed Plan”) for the resolution of the outstanding claims against and interests in the Debtors pursuant to section 1121(a) of the Bankruptcy Code. On October 16, 2015, the Debtors filed with the Bankruptcy Court a related proposed disclosure statement (as may be amended, modified or supplemented from time to time, the “Proposed Disclosure Statement”). On November 17, 2015, the Debtors filed a first amended Proposed Disclosure Statement, which includes a first amended Proposed Plan as Exhibit A thereto. On December 4, 2015, the Bankruptcy Court entered an order approving the adequacy of the Proposed Disclosure Statement and the Debtors have commenced solicitation of votes from eligible claimants in connection with the Proposed Plan.
If the terms of the Proposed Plan are implemented, new common shares will be issued to holders of the 2018 Notes. All of the Company’s existing equity securities, including its shares of common stock and warrants, will be cancelled and extinguished without holders receiving any distribution. In addition, new common shares will be offered to the holders of the 2018 Notes (as defined herein) and the 2020 Notes (as defined herein) in a $122.5 million rights offering (the “Exit Rights Offering”) and a €50 million rights offering (the “Euro Notes Rights Offering” and, together with the Exit Rights Offering, the “Rights Offerings”), each of which would be backstopped in full by Oaktree (the “Backstop Commitment”) pursuant to that certain backstop commitment letter (the “Backstop Commitment Letter”) approved by the Bankruptcy Court on December 4, 2015. Finally, the DIP Facilities will be repaid in full utilizing new financing to be obtained by the Debtors prior to consummation of the terms of the Proposed Plan.
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A, “Risk Factors.” As a result of these risks and uncertainties, the number of our outstanding shares and our shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and obligations included in this Annual Report on Form 10-K may not accurately reflect our operations, properties and obligations following the Chapter 11 process.
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert claims against the applicable Debtor's estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with any Debtor in this Annual Report on Form 10-K, including where applicable a quantification of our obligations under any such executory contract or unexpired lease with such Debtor is qualified by any overriding rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to obtain timely confirmation of the Proposed Plan under the Bankruptcy Code; (ii) the cost, duration and outcome of the reorganization process; (iii) our ability to achieve profitability as a company; (iv) our ability to maintain adequate cash on hand; and (v) our ability to generate cash from operations. There can be no assurances regarding our ability to successfully develop, confirm and consummate one or more plans of reorganization that satisfies the conditions of the Bankruptcy Code and, is authorized by the Bankruptcy Court.
Notice of Delisting from the New York Stock Exchange
We received notice from the New York Stock Exchange (the “NYSE”) that trading of our common stock was suspended at the opening of business on September 9, 2015 and the NYSE filed with the Securities and Exchange Commission (the "SEC") to remove our common stock from listing and registration on the NYSE. This decision was reached in view of our September 9, 2015 announcement commencing voluntary proceedings for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for us and our U.S. subsidiaries. On September 10, 2015, our common stock commenced trading on the over-the-counter market under the symbol "ZQKSQ." On September 29, 2015, the NYSE filed a Form 25 - Notification of Removal from Listing Under Section 12(b) of the Securities Exchange Act of 1934 - with respect to our common stock.
Brands
Our three core brands target the action sports lifestyle and broader outdoor market. Quiksilver and Roxy are leading brands rooted in surfing and are also prominent in snow sports. DC’s reputation is based in skateboarding but it is also popular in motocross and snowboarding.

Net revenues by brand, as a percentage of total net revenues from continuing operations, for each of the last three fiscal years were as follows:

	2015	2014	2013
Quiksilver	40%	40%	40%
Roxy	30%	31%	28%
DC	27%	27%	30%
Other brands	3%	2%	2%
Total	100%	100%	100%
Quiksilver
We have grown our Quiksilver brand from its origins in 1976 as a line of boardshorts to include a full range of apparel and accessories for men and boys inspired by surfing and boardriding sports.
Roxy
Our Roxy brand, introduced in 1991, includes a full range of apparel, footwear and accessories for young women and girls inspired by surfing, beach and boardriding sports.
DC
We have grown our DC brand, which we acquired in 2004, from its origins as a line of technical skateboarding shoes to include a full range of apparel, footwear and accessories for men, women and children inspired by skateboarding, motocross, rally car and snowboarding.
Distribution Channels
We sell our products in over 110 countries around the world through wholesale customers, our own retail stores and via e-commerce. Net revenues by distribution channel, as a percentage of total net revenues from continuing operations, for each of the last three fiscal years were as follows:

	2015	2014	2013
Wholesale	63%	66%	72%
Retail	30%	28%	24%
E-commerce	6%	5%	4%
Licensing	1%	1%	—%
Total	100%	100%	100%
Our wholesale revenues are spread over a large and diversified customer base. During fiscal 2015, approximately 13% of our consolidated revenues from continuing operations were from our ten largest customers, and our largest customer accounted for approximately 2% of such revenues. In the wholesale channel, our products are sold in major markets by over 250 independent sales representatives in addition to our employee sales staff. In smaller markets, we use approximately 100 local distributors. Our independent sales representatives are generally compensated on a commission basis. We employ retail merchandise coordinators who travel between specified retail locations of our wholesale customers to further improve the presentation of our product and build our brand image at the retail level.
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
We have licensed the right to produce and sell products using our trademarks for certain specific product categories. We may continue to license additional product categories that we believe are peripheral to our core businesses, or where we believe that a licensee would have better expertise, wider product distribution capabilities, superior supply chain capabilities, or where we believe that licensing is a better operating structure for us. For further discussion, please see "Licensing Agreements" below.
Segment Information and Geographical Sales
Our sales are globally diversified. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South, and Central America, includes net revenues generated primarily from the United States, Canada, Brazil, and Mexico. Net revenues in our Europe, Middle East and Africa segment (“EMEA”) are primarily generated from continental Europe, the United Kingdom, Russia and South Africa. Net revenues from our Asia/Pacific segment (“APAC”) are primarily generated from Australia, Japan, New Zealand, South Korea, Taiwan, and Indonesia. Net revenues in our emerging markets include Brazil, Russia, Indonesia, Mexico, South Korea, Taiwan and China. These markets are reported within their respective regional segments noted above. Royalties earned from various licensees in other international territories are categorized in Corporate Operations, along with revenues from sourcing services to our licensees. For information regarding the revenues, operating income/(loss), and identifiable assets from continuing operations attributable to our operating segments, see Note 3 — Segment and Geographic Information to our consolidated financial statements.
The following table summarizes our net revenues by country, as a percentage of total net revenues from continuing operations (excluding revenues from licensees), for each of the last three fiscal years:

	2015	2014	2013
United States	35%	35%	38%
France	12%	12%	12%
Australia/New Zealand	7%	7%	7%
Spain	6%	6%	5%
Canada	4%	5%	6%
Japan	5%	5%	5%
Brazil	4%	4%	3%
Russia	3%	3%	2%
Germany	3%	3%	3%
All other countries	21%	20%	19%
Total	100%	100%	100%
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
Product Categories
We offer apparel, footwear, accessories and related products within each of our core brands. Net revenues by major product group, as a percentage of total net revenues from continuing operations, for each of the last three fiscal years were as follows:

	2015	2014	2013
Apparel and accessories	72%	75%	75%
Footwear	28%	25%	25%
Total	100%	100%	100%

Typical retail selling prices of some of our primary products on a segment basis, in the segment's currencies, are as follows:

	Americas (USD)	EMEA (Euros)	APAC (AUD)
T-shirt	23	23	32
Walking short	51	47	58
Snowboard jacket	310	123	147
Skate shoe	52	57	67
Licensing Agreements
Historically, we have licensed certain product categories to third party licensees which have the right to design, source, and sell those products bearing our trademarks. During fiscal 2014, we executed several licensing agreements for peripheral product categories. In the aggregate, these licensing agreements cover product categories that generated approximately $7 million and $51 million in wholesale net revenues during fiscal 2015 and 2014, respectively. No significant licensing agreements were entered into in fiscal 2015.
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

	2015		2014		2013
In millions		% of Net Revenues		% of Net Revenues		% of Net Revenues
1st Quarter ended January 31	$341	25%	$395	25%	$416	23%
2nd Quarter ended April 30	333	25%	397	25%	450	25%
3rd Quarter ended July 31	336	25%	378	24%	474	26%
4th Quarter ended October 31	336	25%	401	26%	480	26%
Total	$1,346	100%	$1,571	100%	$1,820	100%
Retail Concepts
We believe retail stores are an important component of our overall global growth strategy. We operate a combination of our proprietary, multi-brand Boardriders stores as well as Quiksilver, Roxy and DC brand stores that feature a broad selection of products from our core brands and, at times, a limited selection of products from other brands. The proprietary design of our stores demonstrates our history, authenticity and commitment to surfing and other boardriding sports. In addition to our core brand stores, we operate 149 factory outlet stores in which we offer specifically designed products for this channel as well as prior season products. In various territories, we also operate Quiksilver and Roxy shops primarily within larger department stores. These “shop-in-shops” require a much smaller initial investment and are typically smaller than a traditional retail store while having many of the same operational characteristics.
Total Company-owned retail stores are detailed below, by format and segment, at the end of each of the last three fiscal years:

Company Owned Stores by Format	2015	2014	2013
Full-price stores	352	266	276
Shop-in-shops	222	270	225
Factory outlets	149	147	130
Total	723	683	631

Company Owned Stores by Segment	2015	2014	2013
EMEA	292	296	268
APAC	315	287	263
Americas	116	100	100
Total	723	683	631
In addition to the Company-owned stores noted above, we also had 238 stores licensed to independent third parties in various countries as of October 31, 2015.
Future Season Orders
At October 31, 2015, our backlog totaled $330 million compared to $365 million at October 31, 2014. Our backlog depends upon a number of factors and fluctuates based upon the timing of trade shows, sales meetings, the length and timing of various international selling seasons, changes in foreign currency exchange rates, decisions regarding brand distribution and product samples, market conditions, wholesale pricing, product quality, customer acceptance of the product line, and other factors. The timing of shipments also fluctuates from year to year based upon the production of goods, our ability to distribute our products in a timely manner, holidays and events, and customer requests for timing of product delivery. As a consequence, a comparison of backlog from season to season or year to year is not necessarily meaningful and may not be indicative of eventual shipments or forecasted revenues.
Product Design and Development
Our apparel, footwear, accessories and related products are designed to support the positioning of our brands. Creative design, innovative fabrics and quality of workmanship are emphasized. Our design and merchandising teams create seasonal product ranges for each of our brands. These design groups constantly monitor local, regional, and global fashion trends to develop specific product categories for each of our brands. Our apparel and accessories are created by design and merchandising teams based in St. Jean-De-Luz, France. Our footwear is created by the design and merchandising teams based in Huntington Beach, California. These global design centers share inspiration, design concepts, merchandising themes, graphics and style viewpoints that are globally consistent while reflecting local adaptations for differences in geography, culture and taste.
Production and Raw Materials
Our apparel, footwear, accessories and related products are generally sourced from a variety of suppliers principally in China, South Korea, Indonesia, India, Vietnam, and other parts of Asia. After being imported, some of these products require embellishments such as screen printing, dyeing, washing or embroidery. We generally do not enter into supply agreements with our vendors.
During fiscal 2015, one vendor accounted for approximately 10% of our consolidated production of finished goods. No other supplier of finished goods accounted for more than 7% of our consolidated production. Our largest raw material supplier accounted for approximately 30% of our expenditures for raw materials during fiscal 2015; however, our raw materials expenditures comprised less than 1% of our consolidated production costs. We believe that numerous finished goods and raw materials suppliers are available to provide additional capacity on an as-needed basis and that we enjoy favorable on-going relationships with these suppliers. However, shortages of raw materials or labor pricing pressures can result in delays in deliveries of our products by our suppliers or in increased costs to us.
In addition to our direct sourcing model, we retain independent buying agents, primarily located in China and Vietnam to assist in selecting and overseeing the majority of our independent third-party manufacturing and sourcing of finished goods, fabrics, and other products. These agents monitor trade regulations and perform some of our quality control functions.
We also employ staff in China, Vietnam, Indonesia, and other countries that are involved in sourcing and quality control functions to assist us in monitoring and coordinating our overseas production. By having employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with our standards of manufacturing practices. Our policies require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the manufacture of products.
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
We have relationships with leading athletes worldwide. These include Torah Bright, Travis Rice, Candide Thorvex, Jeremy Flores, Robbie Madison and Stephanie Gilmore, among many others. Along with these athletes, many of whom have achieved world champion status in their individual sports, we sponsor up-and-coming professionals and grass roots amateurs. We believe that these athletes legitimize the performance of our products, maintain an authentic connection with the core users of our products and create a general aspiration to the lifestyle that these athletes represent.
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
Competition
We face competition from many global lifestyle brands and companies such as Nike, VF Corp., Kering, Vans, Reebok, North Face, Billabong, Hurley, Rip Curl, Volcom, Etnies, O'Neil, and Under Armour, as well as other regional and local brands that compete with us for market share and floor space with our wholesale customers.

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
Employees
At October 31, 2015, we had approximately 5,700 full-time equivalent employees, consisting of approximately 1,900 in the Americas, approximately 2,200 in EMEA and approximately 1,600 in APAC. None of these employees are represented by trade unions. Certain French employees are represented by workers' councils who negotiate with management on behalf of the employees. Management is generally required to share its plans with the workers’ councils, to the extent that these plans affect the represented employees. We have never experienced a work stoppage and consider our working relationships with our employees and the workers’ councils to be good.
Environmental Matters
Some of our facilities and operations have been or are subject to various federal, state and local environmental laws and regulations which govern, among other things, the use and storage of hazardous materials, the storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, water and land, and the cleanup of contamination. Some of our third party manufacturing partners use, among other things, inks and dyes, and produce related by-products and wastes. We have acquired businesses and properties in the past, and may do so again in the future. In the event we or our predecessors fail or have failed to comply with environmental laws, or cause or have caused a release of hazardous substances or other environmental damage, whether at our sites or elsewhere, we could incur fines, penalties or other liabilities arising out of such noncompliance, releases or environmental damage. Compliance with and liabilities under environmental laws and regulations did not have a significant impact on our capital expenditures, results of operations or competitive position during the fiscal years presented in this report.
Discontinued Operations
We have divested or exited certain non-core businesses in order to improve our focus on our three flagship brands. In November 2013 (our fiscal 2014), we completed the sale of Mervin Manufacturing, Inc. (“Mervin”), a manufacturer of snowboards and related products under the Lib Technologies and GNU brands, for $58 million. In January 2014 (our fiscal 2014), we completed the sale of substantially all of the assets of Hawk Designs, Inc. (“Hawk”), our subsidiary that owned and operated our Hawk brand, for $19 million. Both the Mervin and Hawk businesses had been classified as "held for sale" as of October 31, 2013.
Our equity interest in Surfdome Shop, Ltd. (“Surfdome”), a multi-brand e-commerce retailer, has been classified as "held for sale" as of October 31, 2014 and 2013. In December 2014 (our fiscal 2015), we sold our 51% ownership stake in Surfdome. At the completion of the sale, we received net proceeds of approximately $16 million, which included payments to us for all outstanding loans and trade receivables.
The results of operations of these three businesses are reflected in discontinued operations for the period presented herein. See Note 19 — Discontinued Operations to our consolidated financial statements for further discussion of the operating results of our discontinued operations.

For additional information related to the sale of these businesses, see Item 7. "Management's Discussion and Analysis — Discontinued Operations."
Available Information
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and registration statements, and any amendments thereto, with the SEC. All such filings are available online through the SEC’s website at http://www.sec.gov or on our corporate website at http://www.quiksilverinc.com. We make available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. All court documents and additional information regarding the Bankruptcy Cases are available online through our noticing agent’s website, http://www.kccllc.net/quiksilver. In addition, copies of the written charters for the committees of our board of directors, our Corporate Governance Guidelines, our Code of Ethics for Senior Financial Officers and our Code of Business Conduct and Ethics are also available on our website, and can be found under the Investor Relations-Corporate Governance links. Copies are also available in print, free of charge, by writing to Investor Relations, Quiksilver, Inc., 5600 Argosy Circle BLDG 100, Huntington Beach, California 92649. We may post amendments or waivers of our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our website. This website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

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
Bankruptcy-Specific Risk Factors
Quiksilver, Inc. and certain of our subsidiaries are subject to risks and uncertainties associated with our voluntary proceedings under Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court on September 9, 2015. For the duration of the bankruptcy proceedings, our operations and our ability to execute our business strategy will be subject to risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;

•	our ability to develop, execute, confirm and consummate the Proposed Plan or any other plan of reorganization with respect to the Bankruptcy Cases;

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
We are subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in our Bankruptcy Cases that may be inconsistent with our plans.
These risks and uncertainties could significantly affect our business and operations in various ways. For example, negative publicity or events associated with the Bankruptcy Cases could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond to certain events in a timely manner or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 proceedings and its outcome will have on our business, financial condition and results of operations, and the certainty as to our ability to continue as a going concern.
As a result of the Bankruptcy Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of a portion or all of our assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
Our businesses could suffer from a long and protracted restructuring.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. Failure to obtain this approval in a timely manner could adversely affect our operating results and cash flows, as our ability to obtain financing to fund our operations may be adversely affected by a protracted bankruptcy proceeding. If a protracted reorganization or liquidation is to occur, there is a significant risk that our enterprise value would be substantially eroded to the detriment of all stakeholders.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to the plan of reorganization. Even if a plan of reorganization is approved and implemented, our operating results and cash flows may be adversely affected by the possible reluctance of prospective lenders to do business with a company that may have recently emerged from bankruptcy.
Operating under Chapter 11 of the Bankruptcy Code may restrict our ability to pursue our business strategies.
Under Chapter 11 of the Bankruptcy Code, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond to certain events in a timely manner or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	borrow for our operations, investments or other capital needs or to engage in other business activities that would be in our interest.
We may not be able to obtain confirmation of our Proposed Plan, sufficient debtor-in-possession financing may not be available, and our emergence from the Bankruptcy Cases is not assured.
There can be no assurance that the Proposed Plan (or any other plan of reorganization) will be approved by the Bankruptcy Court, you should exercise extreme caution with respect to existing and future investments in our securities.
There can be no assurances that we will receive the requisite votes to confirm the Proposed Plan. We might also receive official objections to confirmation of the Proposed Plan from the various bankruptcy committees and stakeholders in the Bankruptcy Cases. As such, we cannot predict the impact that any objection might have on the Bankruptcy Court’s decision whether to confirm or not the Proposed Plan. Any objection may cause us to devote significant resources in response which could have a material adverse effect on our business, financial condition and results of operations. In addition, the DIP Facilities may not be sufficient to meet our liquidity requirements or may be restricted or ultimately terminated by the lenders under the DIP Facilities for our breach thereof.
If the Proposed Plan is not confirmed by the Bankruptcy Court, or cash flows and borrowings under the DIP Facilities are not sufficient to meet our liquidity requirements, it is uncertain whether we would be able to reorganize our business. It is also not certain whether any distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive any sum of money with respect to their claims. Our debtors would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, or additional financing, which might not be supported by any of the current debt holders, various bankruptcy committees or other stakeholders. If an alternative plan of reorganization could not be agreed upon, or additional financing could not be secured, it is possible that we would have to liquidate a portion or all of our assets, in which case it is likely that holders of claims would receive substantially less favorable distribution than they would receive if we were to emerge as a viable, reorganized entity. There can also be no assurance as to whether we will successfully reorganize and emerge from the Bankruptcy Cases or, if we do successfully reorganize, as to when we would emerge from the Bankruptcy Cases.
The PSA may terminate.
The PSA may terminate if, among other things, the deadlines set forth therein are not met or if the conditions precedent to the Plan Sponsors’ obligation to support the Proposed Plan or to confirm the Proposed Plan are not satisfied in accordance with the terms of the PSA. If the PSA terminates, we may not be able to obtain the support necessary to confirm the Proposed Plan.
The Backstop Commitment Letter may terminate.
The occurrence of the effective date of the Proposed Plan is predicated on, among other things, the receipt of the Backstop Commitment (as defined in the Backstop Commitment Letter) pursuant to the Backstop Commitment Letter. The Backstop Commitment Letter may terminate if, among other things, any Plan Sponsor Termination Event, as described in § 5.01 of the PSA, occurs. If we do not receive the Backstop Commitment, we will not be able to effectuate the transactions scheduled for consummation on the Effective Date.
The Debtors may not be able to consummate the Rights Offering.
The occurrence of the Effective Date is predicated on, among other things, the consummation of the Rights Offerings. We may not be able to consummate the Rights Offerings if, among other things, we do not receive the Backstop Commitment from the Backstop Parties. Failure to consummate the Exit Rights Offering will result our inability to effectuate the transactions scheduled for consummation on the Effective Date.
The Debtors may not be able to obtain favorable pricing with respect to the Exit Facility or may not be able to secure commitments for exit financing.
The occurrence of the Effective Date is predicated on, among other things, the receipt of financing under the Exit Facility. We do not have committed financing for this credit facility. Although we intend to negotiate with the DIP Lenders and others with respect to the Exit Facility, there can be no assurance that we will be able to negotiate definitive documents and receive any or all of the necessary financing, or that we will receive the Exit Financing on favorable terms. If we do not receive the necessary financing under the Exit Facility, we will not be able to effectuate the transactions scheduled for consummation on the Effective Date.
We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.
We are highly dependent on the continuing efforts of our senior management team and other key personnel to execute our business plans. Our deteriorating financial performance, along with the Bankruptcy Cases, puts us at risk of losing talent critical to the successful reorganization and ongoing operation of our business. Our business, financial condition, and results of operations could be materially adversely affected if we lose any of these persons during or subsequent to the Bankruptcy Cases, including as a result of any planned overhead reductions required by our business plan. Furthermore, we may be unable to attract and retain qualified replacements as needed in the future. Following the Effective Date, we plan to implement a Management Incentive Plan, which may mitigate some of the foregoing risks.
Our senior management team and other key personnel may not be able to execute the business plans as currently developed, given the substantial distraction to such individuals caused by these Bankruptcy Cases.
As discussed above, the execution of our business plans depends on the efforts of our senior management team and other key personnel to execute our business plans. Such individuals may be required to devote significant efforts to the Bankruptcy Cases, thereby potentially impairing their abilities to execute the business plans. Accordingly, our business plan may not be implemented as anticipated, which may cause its financial results to materially deviate from the current projections.
We may be subject to claims that will not be discharged in the Bankruptcy Cases, which could have a material adverse effect on our results of operations and profitability.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards. With few exceptions, all claims that arose prior to September 9, 2015 and before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any material claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability.

Our financial results may be volatile and may not reflect historical trends.
While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments and dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filings. In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, as a result of revisions to our operating plans pursuant to a plan of reorganization. Moreover, if we emerge from bankruptcy, we may be required to adopt fresh start accounting. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. If fresh start accounting is required, our financial results after the application of fresh start accounting may be materially different from historical trends.
We may not have sufficient cash to maintain our operations during the Bankruptcy Cases or fund our emergence from the bankruptcy.
Because of our weakened financial condition, we will have heightened exposure to, and less ability to withstand, the operating risks that are customary in our industry, such as fluctuations in raw material prices and currency exchange rates. Any of these factors could result in the need for substantial additional funding. A number of other factors, including our Chapter 11 filings, our financial results in recent years, our substantial indebtedness and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, the bankruptcy. As such, we may not be able to source capital at rates acceptable to us, or at all, to fund our current operations or our exit from bankruptcy. The inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations, both currently and upon emergence from bankruptcy.
Additional Risk Factors
Financial and competitive difficulties of our wholesale customers (independent retailers) may negatively impact our revenues and profitability.
Our wholesale business has been negatively impacted in some areas due to financial and competitive difficulties experienced by some of our independent wholesale customers. Our business may continue to be adversely impacted in the future as a result of such difficulties. Any continuation of financial and competitive difficulties for, or deterioration in the financial health of, our current or prospective wholesale customers could result in decreased sales, uncollectible receivables, increased product returns, decreased margins, or an inability to introduce new products or generate new business. Also, any consolidation of retail accounts, or concentration of market share in a specific area, could significantly increase our credit risk. Any or all of these factors could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, as consumers become more confident shopping online, our wholesale channel customers face increased competition from online competitors, including, but not limited to, Amazon in the Americas, Zalando in EMEA, and Taobao in China. These online competitors may have lower cost structures, higher sales volumes, wider product assortments, and faster marketing response times than some of our traditional wholesale channel customers. In addition, our smaller independent wholesale accounts may face competitive challenges from large multi-location accounts that benefit from better pricing and terms due to higher purchasing volume, larger marketing investments, higher levels of support from suppliers, and superior financial condition. Also, we have made, and plan to make, changes to our wholesale sales force structure whereby wholesale accounts generating less than a minimum annual order volume will not be serviced by a salesperson, but will instead be provided a self-service website from which they may order our products. Lastly, our plans to reduce the size of our product assortment available to wholesale customers could have the effect of reducing wholesale revenues. We have experienced, and expect to continue to experience, difficulties in expanding or maintaining our wholesale channel revenues due to these and other factors. Such difficulties in our wholesale channel could have a material adverse impact on our operating results, financial condition and the Bankruptcy Cases.
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
The apparel, footwear and accessories industries are each highly competitive, and if we fail to compete effectively, we could lose our market position and/or market share.
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
The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Several of our global competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as sales, marketing, strategic acquisitions and athlete endorsements. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product categories. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences. Our competitors may offers sales terms and conditions that we are unwilling or unable to match. If we fail to retain our competitive position, our sales could decline significantly which would have a material adverse effect on our market share or results of operations, financial condition and liquidity.
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
We generate the majority of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our revenue in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, including:

•	recessions in foreign economies;

•	fluctuations in foreign currency exchange rates;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	social, political and economic instability, terrorism or other hostilities;

•	unexpected changes in regulatory requirements;

•	fluctuations in foreign tax rates;

•	tariffs, sanctions and other trade barriers; and

•	U.S. government licensing requirements for exports.
The occurrence or consequences of any of these risks may restrict our ability to operate in the affected regions and decrease the profitability of our international operations, which may harm our financial condition.
We have established, and may continue to establish, joint ventures in various foreign territories with independent third party business partners to distribute and sell Quiksilver, Roxy, DC and other branded products in such territories. In addition, we may decide to acquire the remaining portion of existing joint ventures that we do not own. These joint ventures are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our joint venture partners do not succeed in the manner that we anticipate. If our joint venture operations, or our relationships with our joint venture partners, are not successful, we could face litigation or legal costs in connection with exiting the relationship or delays in making planned changes to our operations in the applicable territories. These costs, delays, and/or investments could adversely impact our financial condition.
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
In addition, as we continue to expand our overseas operations, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure our employees and agents comply with these laws. If any of our overseas operations, or our employees or agents, violates such laws, we could become subject to sanctions or significant penalties that could negatively affect our reputation, business and operating results.
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
Our manufacturing and logistics providers may be unable or unwilling to do business with us, and manufacture or delivery of our goods and merchandise may be delayed.
We order goods for each “selling season” several months in advance of the start of such season, and the goods must be placed “on board” vessels for shipment as early as three months prior to the start of the season.  As the first batches of products arrive in the United States, they are distributed through retail and wholesale channels to fill orders for the start of the selling season.  If the first scheduled shipments are missed, there will simply not be time for another vendor to produce replacement goods.  This would jeopardize our ability to service our customers, and would likely result in reduced customer goodwill and loss of market share.  Not only would we be unable to supply its retail stores, our relationships with our wholesalers may be jeopardized, as the wholesalers may choose to work with other suppliers for the remainder of the season.  If our manufacturers or logistics providers are unable, due to a natural disaster or otherwise, or unwilling, on account of the pendency of the Bankruptcy Cases or otherwise, to continue to produce, ship, and release goods to or for us, it could have a material adverse effect on our business.
The agreements governing our debt obligations contain, and the Exit Facility Credit Agreement will contain, various covenants that impose restrictions on us that may affect our ability to operate our business, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

The DIP Facilities contain covenants that limit or restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The DIP Facilities, limit or restrict, among other things, our ability to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make distributions on our capital stock or certain other restricted payments or investments;

•	make investments;

•	engage in transactions with affiliates;

•	transfer and sell assets;

•	effect a consolidation or merger; and

•	create liens on our assets to secure debt.
Our ability to comply with these provisions may be affected by events beyond our control. Any breach of the covenants in the DIP Facilities could cause a default under the DIP Facilities and other debt, which would restrict the ability to borrow under the DIP Facilities, thereby significantly impacting our liquidity, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. If there were an event of default under the DIP Facilities that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under the DIP Facilities if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the DIP Facilities, the lenders under those facilities could seek to institute foreclosure proceedings against the assets securing borrowings under the DIP Facilities.
The credit agreement for and all documents executed in connection with the Exit Facility (as amended, supplemented or otherwise modified from time to time, the “Exit Financing Credit Agreement”) contemplated by the Plan may contain covenants, restrictions, events of default, and other provisions similar to the DIP Facilities. Any breach of such covenants in the Exit Financing Credit Agreement could cause a default under the Exit Financing and other debt, which would restrict the ability to borrow under the Exit Financing, thereby significantly impacting our liquidity, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. If there were an event of default under the Exit Financing Credit Agreement that was not cured or waived, the holders of the defaulted debt could exercise all rights and remedies under such credit agreement. Such rights and remedies may include causing all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flows may not be sufficient to fully repay borrowings under the Exit Financing Credit Agreement if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance, or restructure our indebtedness under, or amend the covenants contained in the Exit Financing Credit Agreement, the lenders under the Exit Facility could seek to institute foreclosure proceedings against the assets securing borrowings under the Exit Financing Credit Agreement.
Our Euro Notes Indenture similarly contains covenants, restrictions, events of default, and other provisions that will remain applicable following the Effective Date, and any amendment of the Euro Notes Indenture in connection with the Exchange Offer may contain similar covenants, restrictions, events of default, and other provisions. Any breach of such covenants could cause a default under the Euro Notes Indenture. If there were an event of default, the holders of the Euro Notes could cause all amounts outstanding with respect to the Euro Notes to be due and payable immediately, and the same may occur with respect to any amended Euro Notes Indenture. Our assets and cash flow may not be sufficient to fully repay borrowings under the Euro Notes if accelerated upon an event of default.
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
We may be adversely affected by legal proceedings to which we are, or may become, a party.
We, and our subsidiaries are currently, and may in the future become, subject to legal proceedings which could adversely affect our business, financial condition, cash flows or results of operations.
We rely significantly on information technology, and any failure, inadequacy, interruption, or security lapse of that technology could harm our ability to effectively operate our business.
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
Changes in interest rates may affect the fair market value of our assets.
Changes in interest rates and foreign exchange rates may affect the fair market value of our assets. Specifically, decreases in interest rates will positively impact the value of our assets and the strengthening of the dollar will negatively impact the value of our net foreign assets.
Changes in foreign currency exchange rates could affect our reported revenues and costs.
We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than our functional currencies. We are also exposed to foreign currency gains and losses resulting from U.S. transactions that are not denominated in U.S. dollars. If we are unsuccessful in hedging these potential losses, our operating results could be negatively impacted and ours cash flows could be significantly reduced. In some cases, as part of its risk management strategies, we may choose not to hedge such risks. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position. We may use foreign currency exchange contracts, or other derivatives, to hedge certain currency exchange risks. Such derivatives may expose us to counterparty risks, and there can be no guarantee that such derivatives will be effective as hedges.
Furthermore, we may be exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of operations and balance sheets of its international subsidiaries into U.S. dollars. We may (but generally do not) use foreign currency exchange contracts to hedge the profit and loss effects of this translation effect because such exposures are generally non-cash in nature and because accounting rules would require us to mark these contracts to fair value in the statement of operations at the end of each financial reporting period. We translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our international subsidiaries would decrease if the U.S. dollar increased in value in relation to other currencies, including but not limited to the euro, Australian dollar, Japanese yen, Brazilian real, or Russian ruble.
Changes with respect to our licensing program could adversely impact our business.
Historically, we have licensed certain product categories to third party licensees which have the right to design, source, and sell certain products bearing our trademarks.  By the first half of fiscal year 2017, we anticipate completing a transition to in-source substantially all licensee product categories.  Unforeseen issues from this transition could result in (i) temporary sales pressure as the market adjusts to our in-house product offering and/or (ii) temporary inefficiencies in product design and sourcing.
Work stoppages or other labor issues could adversely affect our business, financial condition, cash flows or results of operations.
We have no unionized employees, but certain French employees are represented by workers’ counsels. As we have little control over union activities, we could face difficulties in the future should our workforce become unionized. There can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees or employees represented by workers’ counsels.
The effects of war, acts of terrorism, natural disasters, or other unforeseen wide-scale events could have a material adverse effect on our operating results and financial condition.
The continued threat of terrorism, and associated heightened security measures and military actions in response to acts of terrorism, have disrupted commerce and have intensified uncertainties in the U.S. and international economies. Any further acts of terrorism, escalated hostilities, a future war, or a widespread natural or other disaster may disrupt commerce, undermine consumer confidence and lead to a further downturn in the U.S. or international economies, which could negatively impact our revenues. Furthermore, an act of terrorism, war or the implementation of trade sanctions, or the threat thereof, or any natural or other disaster that results in unforeseen interruptions of commerce could negatively impact our business by interfering with our ability to obtain products from our manufacturers.

Trading in our securities during the pendency of the Bankruptcy Cases is highly speculative and poses substantial risks. It is probable our common stock will be canceled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.
It is too early to definitively determine if our Chapter 11 plan of reorganization will allow for distributions with respect to our common stock. It is probable that these equity interests will be canceled and extinguished upon the approval by the Bankruptcy Court of any such plan and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Bankruptcy Cases. Accordingly, we encourage that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Our common stock is delisted from the New York Stock Exchange and will not be listed on any other national securities exchange.
We received notice from the New York Stock Exchange (the “NYSE”) that trading of our common stock was suspended at the opening of business on September 9, 2015 and the NYSE filed with the SEC to remove our common stock from listing and registration on the NYSE.
As a result, our common stock now trades in the over-the-counter ("OTC") market. The trading of our common stock in the OTC market rather than the NYSE may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities which trade in the OTC market are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.”
Our common stock may become subject to the associated risks of trading in an OTC market.
Securities traded in the OTC market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Bankruptcy Cases. If our securities begin trading in the OTC market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
As of October 31, 2015, our principal facilities in excess of 40,000 square feet were as follows:

Location	Principal Use	Square Footage	Lease Expiration
Huntington Beach, CA (1)	Offices	223,000	2034	*
Huntington Beach, CA	Offices	120,000	2024
Mira Loma, CA	Distribution center	683,000	2027	*
Huntington Beach, CA	Offices	102,000	2024
St. Jean de Luz, France	Offices	151,000	N/A	**
St. Jean de Luz, France	Distribution center	127,000	N/A	**
St. Jean de Luz, France	Offices	67,000	2021	*
Rives, France	Distribution center	206,000	2016
Torquay, Australia	Offices	54,000	2024	*
Geelong, Australia	Distribution center	81,000	2038	*
Geelong, Australia	Distribution center	134,000	2039	*
___________

(1)	On November 16, 2015, the Debtors rejected the unexpired lease on the facility.

*	Includes extension periods exercisable at our option.
**	These locations are owned.
As of October 31, 2015, we operated 116 retail stores in the Americas, 292 retail stores in EMEA, and 315 retail stores in APAC on leased premises. The leases for our facilities, including retail stores, required aggregate annual rentals of approximately $130 million in fiscal 2015. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. We believe that our corporate, distribution and retail leased facilities are suitable and adequate to meet our current needs.
Item 3. LEGAL PROCEEDINGS
In April 2015, two putative securities class action complaints were filed against the Company and two of its former officers in the United States District Court for the Central District of California under the following captions: Leiland Stevens, Individually and on Behalf of All Others Similarly Situated v. Quiksilver, Inc., et al. and Shiva Stein, Individually and on Behalf of All Others Similarly Situated v. Quiksilver, Inc., et al. On June 26, 2015, the court consolidated these lawsuits and named Babulal Parmar as the lead plaintiff. On August 25, 2015, the lead plaintiff filed an amended complaint in the consolidated action. The amended complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The putative class period in this action is from June 6, 2014 through March 26, 2015. The complaint seeks designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems appropriate. The Company cannot predict the outcome of this matter or estimate the potential impact on its results of operations, financial position or cash flows. The Company has not recorded a liability for this matter. On September 21, 2015, the court entered an order staying the action pending bankruptcy proceedings.
On June 2, 2015, a shareholder derivative complaint was filed against present and former members of the Company’s Board of Directors and former officers in the Superior Court of the State of California, County of Orange, under the following caption: An H. Vu, Derivatively on Behalf of Quiksilver, Inc. v. Andrew P. Mooney, et al., Defendants, and Quiksilver, Inc., Nominal Defendant. The complaint asserts claims for breach of fiduciary duty, unjust enrichment and gross mismanagement against the individual defendants. The complaint seeks a declaration that plaintiff may maintain the action on behalf of the Company, declaratory relief, unspecified compensatory and exemplary damages, restitution, disgorgement of all profits, benefits and other compensation obtained by the individual defendants, an order directing the Company and the individual defendants to take actions to reform and improve the Company's corporate governance and internal procedures, and all appropriate equitable and/or injunctive relief. The Company cannot predict the outcome of this matter or estimate the potential impact on its results of operations, financial position or cash flows. The Company has not recorded a liability for this matter. On September 14, 2015, the court entered an order suspending the case.

On September 9, 2015, Quiksilver and each of its wholly owned U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of Chapter 11 of the Bankruptcy Code. The Debtors intend to continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the filings, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against us are subject to the automatic stay provisions of section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time, it is not possible to predict the outcome of the Bankruptcy Cases or their effect on our business. The Bankruptcy Cases are discussed in greater detail in the accompanying Notes to Consolidated Financial Statements.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On September 10, 2015, our common stock commenced trading on the OTC market under the symbol "ZQKSQ." Prior to being suspended from trading on September 9, 2015, our common stock was traded on the NYSE under the symbol “ZQK.” The high and low sales prices of our common stock, as reported by the NYSE and OTC Pink Marketplace for the two most recent fiscal years, are set forth below.

	2015		2014
	High	Low	High	Low
4th Quarter ended October 31	$0.55	$0.01	$3.35	$1.40
3rd Quarter ended July 31	1.75	0.44	6.89	2.89
2nd Quarter ended April 30	2.46	1.54	8.27	6.14
1st Quarter ended January 31	2.75	1.44	9.28	6.90
We have historically reinvested our earnings in our business and have never paid a cash dividend. No change in this practice is currently being considered. Any payment of cash dividends in the future will be determined by our Board of Directors, considering conditions existing at that time, our voluntary proceedings for relief under Chapter 11 of the Bankruptcy Code, earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. In addition, under the indentures related to our senior notes and under our other debt agreements, we must obtain prior consent to pay dividends to our stockholders above a pre-determined amount.
On December 31, 2015, there were 868 holders of record of our common stock and an estimated 14,955 beneficial stockholders.
Performance Graph
The following graph compares from November 1, 2010 to October 31, 2015 the yearly percentage change in Quiksilver Inc.'s cumulative total stockholder return on its common stock with the cumulative total return of (i) the NYSE Market Index and (ii) a group of peer companies that in our judgment manufacture and sell products similar to those that we manufacture and sell. The yearly percentage change has been measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of the stock at the end and the beginning of the measurement period; by (ii) the stock price at the beginning of the measurement period. The historical stock performance shown on the graph is not intended to, and may not be, indicative of future stock performance.
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

Comparison of 5-Year Cumulative Total Return
Among Quiksilver, Inc.,
NYSE Market Index & Peer Group Index

Assumes $100 Invested on November 1, 2010
Assumes Dividends Reinvested
Fiscal Year Ended October 31, 2015

	2010	2011	2012	2013	2014	2015
Quiksilver Inc.	$100.00	$80.34	$76.74	$199.52	$41.97	$0.24
NYSE Market Index	$100.00	$103.35	$115.60	$144.61	$160.63	$158.86
Peer Group Index	$100.00	$141.78	$146.62	$173.53	$176.39	$160.59
The following public companies were used in the graph above to represent the Peer Group:
Coach, Inc.
Columbia Sportswear Co
Guess, Inc.
Hampshire Group Ltd
Jones Group, Inc
Fifth & Pacific Companies, Inc
Oxford Industries, Inc
Phillips-Van Heusen Corp
Polo Ralph Lauren Corp
VF Corp

Item 6. SELECTED FINANCIAL DATA
Subsequent to the issuance of our consolidated financial statements for the year ended October 31, 2014, we identified and corrected certain immaterial errors related to inappropriate net revenue cut-off in fiscal 2014 and prior periods. Consequently, the consolidated statement of operations for fiscal year 2014 through 2011 and balance sheet the end of each such fiscal year have been revised to correct for these immaterial errors. See Note 21 — Restatement of Prior Period Financial Statements, in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional details.
The statements of operations and balance sheet data shown below were derived from our consolidated financial statements for the periods presented. See Note 19 — Discontinued Operations to our consolidated financial statements for a discussion of the operating results of our discontinued businesses. This selected financial data should be read together with our Consolidated Financial Statements and the Notes thereto, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended October 31,
Amounts in thousands, except ratios and per share data	2015 (1) (2)	2014 (1) (2)	2013 (1) (2)	2012 (1) (2)	2011 (1) (2)
Statements of Operations Data
Revenues, net	$1,345,940	$1,571,454	$1,819,544	$1,942,464	$1,906,751
Reorganization items (5)	35,236	—	—	—	—
Loss before provision for income taxes (6)	(298,055)	(331,751)	(70,050)	(13,126)	(45,852)
Loss from continuing operations (3) (6)	(313,692)	(327,033)	(235,625)	(17,804)	(30,772)
Income from discontinued operations (3)	7,520	18,970	6,201	7,263	6,163
Net loss (3) (6)	(306,172)	(308,063)	(229,424)	(10,541)	(24,609)
Loss per share from continuing operations (3) (6)	(1.83)	(1.92)	(1.41)	(0.11)	(0.19)
Income per share from discontinued operations (3)	0.04	0.11	0.04	0.04	0.04
Net loss per share (3) (6)	(1.79)	(1.81)	(1.37)	(0.06)	(0.15)
Loss per share from continuing operations, assuming dilution (3) (6)	(1.83)	(1.92)	(1.41)	(0.11)	(0.19)
Income per share from discontinued operations, assuming dilution (3)	0.04	0.11	0.04	0.04	0.04
Net loss per share, assuming dilution (3) (6)	(1.79)	(1.81)	(1.37)	(0.06)	(0.15)
Weighted average common shares outstanding	171,494	170,492	167,255	164,245	162,430
Weighted average common shares outstanding, assuming dilution	171,494	170,492	167,255	164,245	162,430

	October 31,
Amounts in thousands	2015	2014	2013	2012	2011
Balance Sheet Data
Total assets	$922,523	$1,255,982	$1,617,012	$1,711,641	$1,757,409
Working capital	35,846	390,613	544,758	542,654	574,547
Lines of credit	25,143	32,929	—	18,147	18,335
Long-term debt	4,265	795,661	831,300	739,822	729,351
Liabilities subject to compromise (4)	575,660	—	—	—	—
Stockholders’ equity/(deficit) (3)	(289,667)	53,876	366,248	576,711	603,284
___________

(1)
Fiscal 2015, 2014, 2013, 2012 and 2011 include asset impairments of $39 million, $11 million, $12 million, $7 million, and $12 million, respectively. Fiscal 2015 also includes goodwill impairments of $74 million in Americas and $6 million in APAC, and fiscal 2014 includes $178 million in EMEA.

(2)	All fiscal years reflect the operations of Mervin and Hawk as discontinued operations. Fiscal 2015, 2014, 2013 and 2012 reflect the operations of Surfdome as discontinued operations.

(3)	Attributable to Quiksilver, Inc.

(4)
Amount represents the Debtors' liabilities for known and estimated allowed claims incurred prior to the Petition Date which will be resolved as part of the Bankruptcy Cases. Includes $505 million of debt for the 2018 Notes and 2020 Notes.

(5)
Reorganization items include direct and incremental costs related to the Bankruptcy Proceedings. Such costs include professional fees related to the Bankruptcy Proceedings and debtor-in-possession financing, the write-off of unamortized deferred debt financing costs and original debt issuance discount on pre-petition debt, and losses on rejected executory contracts that the Company has determined to be both probable and estimable.

(6)	Amount includes reorganization items.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” within Item 1A. As described under Voluntary Reorganization Under Chapter 11 below, we are currently operating as a debtor-in-possession under Chapter 11 protection. Although progress has been made against the PSA, we can offer no assurance that we will be successful in completing the plan of reorganization. In considering only those events and transactions that have occurred or closed prior to the filing of this Annual Report on Form 10-K, there is substantial doubt that we could continue as a going concern.
Overview
We began operations in 1976 as a California company making boardshorts for surfers in the United States under a license agreement with the Quiksilver brand founders in Australia. We reincorporated in Delaware and went public in 1986 and, in subsequent years, acquired the worldwide licenses and trademarks that created the global company that we are today. Our business is rooted in the strong heritage and authenticity of our core brands, Quiksilver, Roxy and DC, each of which caters to the casual, outdoor lifestyle associated with surfing, skateboarding, snowboarding, and motocross, among other activities. Today, our products are sold in over 110 countries through a wide range of distribution points, including wholesale accounts (surf shops, skate shops, snow shops, sporting goods stores, discount centers, specialty stores, online retailers, licensee shops, and select department stores), 723 Company-owned retail stores, and via our e-commerce websites. We operate in the outdoor market of the sporting goods industry in which we design, develop and distribute branded apparel, footwear, accessories and related products. We have four operating segments consisting of the Americas, EMEA and APAC, each of which sells a full range of our products, as well as Corporate Operations. Our Americas segment, consisting of North, South, and Central America, includes revenues primarily from the United States, Canada, Brazil, and Mexico. Our EMEA segment, consisting of Europe, the Middle East, and Africa, includes revenues primarily from continental Europe, the United Kingdom, Russia and South Africa. Our APAC segment, consisting of Australia, New Zealand, and Pacific Rim markets, includes revenues primarily from Australia, Japan, New Zealand, South Korea, Taiwan, and Indonesia. Royalties earned from various licensees in other international territories are categorized in Corporate Operations along with revenues from sourcing services for our licensees. For information regarding the operating income and identifiable assets attributed to our operating segments, see Note 3 — Segment and Geographic Information to our consolidated financial statements.
Voluntary Reorganization Under Chapter 11
On September 8, 2015, the Company reached agreements with holders of approximately 73% of its 2018 Notes in the form of a plan sponsor agreement (“PSA”) that if implemented pursuant to its terms, would significantly reduce the Company’s outstanding debt. The PSA, and specifically a Plan Sponsor Term Sheet appended thereto (the “Term Sheet”), contemplates that a restructuring of the Company’s capital structure would be implemented through a jointly proposed Chapter 11 plan of reorganization (a “Proposed Plan”). On September 9, 2015 (the “Petition Date”), Quiksilver, Inc. and each of its wholly owned U.S. subsidiaries - DC Direct, Inc., DC Shoes, Inc., Fidra, Inc., Hawk Designs, Inc., Mt. Waimea, Inc., Q.S. Optics, Inc., QS Retail, Inc., QS Wholesale, Inc., Quiksilver Entertainment, Inc. and Quiksilver Wetsuits, Inc. (together with Quiksilver, Inc. the “Debtors”) - filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). The reorganization cases under chapter 11 of the Bankruptcy Code are being jointly administered by the Bankruptcy Court as Case No. 15-11880 (the “Bankruptcy Cases”).
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
None of the Company's direct or indirect non-U.S. subsidiaries or affiliates have commenced proceedings under Chapter 11 of the Bankruptcy Code, and none are expected to voluntarily commence reorganization proceedings or seek protection from creditors under any insolvency or similar law in the U.S. or elsewhere.

The PSA provides for several milestones for consummation and implementation of the Proposed Plan, and on October 28, 2015, the Bankruptcy Court entered an order approving the Debtors’ assumption of the PSA with certain modifications to the milestones:

•	filing of the Proposed Plan, the Proposed Disclosure Statement, solicitation materials and the motion to approve the disclosure statement with the Bankruptcy Court no later than October 30, 2015;

•	approval of the Proposed Disclosure Statement by the Bankruptcy Court no later than December 4, 2015;

•	approval of the Proposed Plan by the Bankruptcy Court no later than January 29, 2016; and

•	consummation of the Plan no later than February 5, 2016.
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
The Debtors have requested and obtained approval from the Bankruptcy Court on December 4, 2015 for Key Employee Incentive Plans and Key Executive Retention Plans, under which compensation of up to $2 million may be awarded to Company executives and other key employees upon successful execution of the Plan and other measurements. No compensation expense has been recognized for these plans as of October 31, 2015. In addition, $2 million of incentive compensation not subject to Bankruptcy Court approval has been recognized by the Company as of October 31, 2015.
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

•
Indenture, dated as of July 16, 2013, by and among the Company, QS Wholesale, Inc., the subsidiary guarantor parties thereto, and U.S. Bank, National Association (successor to Wells Fargo Bank, National Association), as trustee and collateral agent, with respect to an aggregate principal amount of $280 million of 2018 Notes, plus accrued and unpaid interest thereon.

•
Indenture, dated as of July 16, 2013, by and among the Company, QS Wholesale, Inc., the subsidiary guarantor parties thereto, and U.S. Bank, National Association (successor to Wells Fargo Bank, National Association), as trustee, with respect to an aggregate principal amount of $225 million of 2020 Notes, plus accrued and unpaid interest thereon.

Any efforts to enforce such payment obligations under the Debt Documents are automatically stayed as a result of the filing of the Petitions for relief and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code. The filing of the Bankruptcy Cases constituted an event of default under the 2017 Notes; however, the Company obtained the consent of holders of more than the required majority in principal amount of the 2017 Notes to, among other things, rescind the acceleration of the obligations under the 2017 Notes and waive the events of default related thereto and compliance with the debt incurrence and lien covenants with respect to the incurrence of the DIP Facilities for a period of up to 210 days from September 9, 2015 which is February 5, 2016.
The filing of the Petitions on September 9, 2015 created defaults and cross defaults pursuant to the terms of the Company’s Indentures to its 2020 Notes, 2018 Notes, 2017 Notes, and the ABL Credit Facility, which accelerated the due dates for the obligations. The filing of a petition under the Bankruptcy Code results in the automatic stay of virtually all actions of creditors to collect pre-petition debts, until such time as the stay is modified or removed. With respect to the 2017 Notes, the Company has received waivers for the defaults and cross defaults and the rescission of the acceleration for a period of up to 210 days from September 9, 2015. The Company has presented its outstanding debt under the 2017 Notes in current liabilities not subject to compromise on its consolidated balance sheet as of October 31, 2015. The Company has presented its outstanding debt under the 2018 Notes and 2020 Notes in liabilities subject to compromise on its consolidated balance sheet as of October 31, 2015. Lastly, the ABL Credit Facility was paid-off in September 2015.
On September 10, 2015, the Bankruptcy Court approved, on an interim basis, the Company's debtor-in-possession financing in an aggregate amount of up to $175 million, consisting of (i) a $60 million asset based loan (“ABL”) revolving credit facility (the “DIP ABL Facility”) provided by Bank of America, N.A., and (ii) a $115 million delayed draw term loan facility (the “DIP Term Loan Facility” and, together with the DIP ABL Facility, the "DIP Facilities") provided by affiliates of Oaktree Capital.

Subject to the satisfaction of certain customary conditions to borrowing, the entire DIP ABL Facility and $70 million of the DIP Term Loan Facility became available upon entry of the interim order, and the balance of the DIP Term Loan Facility became available upon entry of the final order on October 28, 2015. A portion of the proceeds of the DIP Facilities was used in part to repay amounts outstanding under the pre-petition ABL Credit Facility (defined below), under which there were approximately $93 million in borrowings and letters of credit outstanding.
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
On October 13, 2015, the Debtors filed with the Bankruptcy Court and the Securities and Exchange Commission a proposed plan of reorganization (as may be amended, modified or supplemented from time to time, the “Proposed Plan”) for the resolution of the outstanding claims against and interests in the Debtors pursuant to section 1121(a) of the Bankruptcy Code. On October 16, 2015, the Debtors filed with the Bankruptcy Court a related proposed disclosure statement (as may be amended, modified or supplemented from time to time, the “Proposed Disclosure Statement”).
Pursuant to the Proposed Plan, upon the Company’s emergence from the Bankruptcy Cases, the Company’s existing debt and accrued interest will be reduced by approximately $500 million, including the extinguishment of all of its 2018 Notes and 2020 Notes. The Company’s 2017 Notes would be reinstated upon the consummation of the transactions set forth in the Plan. As consideration for such extinguishment, the reorganized Company would issue:

•	new common shares to holders of its 2018 Notes; and

•	$12.5 million in cash, which will be allocated between holders of its 2020 Notes and holders of general unsecured claims.
All of the Company’s existing equity securities, including its shares of common stock and warrants, will be cancelled and extinguished without holders receiving any distribution. In addition, new common shares will be offered to the holders of the 2018 Notes and the 2020 Notes in a $122.5 million rights offering (the “Exit Rights Offering”) and a €50 million rights offering (the “Euro Notes Rights Offering” and, together with the Exit Rights Offering, the “Rights Offerings”), each of which would be backstopped in full by Oaktree (the “Backstop Commitment”) pursuant to that certain backstop commitment letter (the “Backstop Commitment Letter”) approved by the Bankruptcy Court on December 4, 2015. Finally, the DIP Facilities will be repaid in full utilizing new financing to be obtained by the Debtors prior to consummation of the terms of the Proposed Plan.
On November 17, 2015, the Debtors filed a first amended Proposed Disclosure Statement, which includes a first amended Proposed Plan as Exhibit A thereto. On December 4, 2015, the Bankruptcy Court entered an order approving the adequacy of the Proposed Disclosure Statement and the Debtors have commenced solicitation of votes from eligible claimants in connection with the Proposed Plan. The Company and its advisors continue to seek alternative restructuring transactions, including a sale of all or substantially all of the assets of the Company, and will continue such efforts pending confirmation of the Proposed Plan by the Bankruptcy Court.
Events Leading to the Commencement of the Chapter 11 Cases
In May of 2013, the Company announced a multi-year profit improvement plan (the “Multi-Year Turnaround Plan”) designed to accelerate the Company’s three fundamental strategies of strengthening its brands, growing sales, and improving operational efficiencies. The new strategy was designed to focus the Company on its three core brands, globalize key functions, and reduce cost structure. The Company’s previous organizational structure was decentralized with each of its three geographic segments: Americas (consisting of United States, Mexico, Brazil, and Canada), EMEA (consisting of Europe, the Middle East, and Africa), and APAC (consisting of Australia, New Zealand, and the Pacific Rim, and headquartered in Torquay, Australia), operating primarily independently. This framework created a fragmented enterprise with regional brand inconsistencies, suboptimal coordination and limited the Company’s ability to take advantage of its global scale. The Company was further challenged in managing its business as a result of the significant indebtedness incurred by the Company to finance the acquisition of Skis Rossignol, S.A. in July 2005. In response to these challenges, the senior management team, with assistance from outside consultants, completed a thorough review of the Company’s global operations to determine the best path for sustainable cost savings and profitable growth. The resulting Multi-Year Turnaround Plan was implemented with a focus on the following:

(a)
Brand Strength: (1) clarifying the positioning of the Company’s three flagship brands (Quiksilver, Roxy, and DC); (2) divesting certain non-core brands; (3) globalizing product design and merchandising; and (4) licensing of secondary or peripheral product categories;

(b)
Sales Growth: (1) reprioritizing marketing investments to emphasize in-store and print marketing along with digital and social media; (2) continued investment in emerging markets and e-commerce; and (3) improving sales execution; and

(c)
Operational Efficiencies: (1) optimizing the Company’s supply chain; (2) reducing product styles by over 30%; (3) improving, selling, general and administrative expense by at least 300 basis points; (4) centralizing global responsibility for key functions, including product design, supply chain, marketing, retail stores, licensing and administrative functions; and (5) closing underperforming retail stores.

As one component of the Multi-Year Turnaround Plan, in November 2013, the Company completed the sale of Mervin Manufacturing, Inc., a manufacturer of snowboards and related products, for $58 million. As a continuation of the Multi-Year Turnaround Plan, in 2014, the Company continued to divest certain non-core businesses in order to improve its focus on the operations of its three core brands (Quiksilver, Roxy, and DC Shoes). In January 2014, it completed the sale of substantially all of the assets of Hawk Designs, its subsidiary that owned and operated the “Hawk” brand, for $19 million. Lastly, in December 2014, at the completion of the sale of the Company’s 51% ownership stake in Surfdome Shop Ltd., a multi-brand e-commerce business, the Company received net proceeds of approximately $16 million.
In addition, as part of the Multi-Year Turnaround Plan initiatives, management spent considerable time on a plan to rationalize the Company’s retail store base, particularly in the United States. As a culmination of those efforts, the Company developed a store closing plan (the “Store Closing Plan”), which it continued to refine from time to time. In particular, during the prepetition period, the Company started to close stores consistent with the Store Closing Plan as and when underperforming store leases came up for renewal or otherwise when there was an opportunity to exit a lease early, such as due to a landlord request. In addition, the Company determined that it would be in the best interests of the Debtors to sell certain excess inventory. To that end, it began soliciting offers from potential liquidation firms to conduct sales of excess inventory (the “Pop Up Sales”) through a “pop up” store program - i.e., temporary locations outside of the Company’s stores (collectively, the “Pop Up Stores”). QS Retail, Inc. entered into the Letter Agreement Governing Inventory Disposition (the “Pop Up Store Agreement”) with Hilco Merchant Resources, LLC and Gordon Brothers Retail Partners, LLC (collectively, the “Agent”), dated June 8, 2015, to conduct the Pop Up Sales. QS Retail, Inc. then entered into a series of short-term license agreements that provided the limited right to use the space to sell merchandise for a limited period - i.e., locations at which to conduct the Pop Up Sales.
Notwithstanding these efforts, in the first fiscal quarter of 2015, the Company reported a net loss, following softer revenue results, year over year from 2014, although gross margin remained largely flat. Specifically, the Company, like many others with a major distribution center located in the western U.S., suffered the impact of the Los Angeles port labor dispute during the early months of 2015. In addition, although the Company’s EMEA operation performed relatively consistently over the same period, the Company’s overall results did not reflect this favorable performance due to the impact of currency exchange rates between the euro and the U.S. dollar (in which currency the Company’s results are reported).
At the end of March 2015, the Company announced management changes in several key areas. First, Pierre Agnes, formerly President, was promoted to Chief Executive Officer and appointed to the board of directors. With over twenty-seven years at the Company, Mr. Agnes was (and remains) well positioned to lead the future of the Company. Second, Greg Healy was promoted to President. Mr. Healy has been with the Company since 1998 and has held several management positions within the Company, including CEO of the Australasia region and CFO, COO, and President of the APAC region. Third, Thomas Chambolle, formerly the regional CFO of EMEA, was promoted to global CFO. Mr. Chambolle’s experience includes working with French government agencies during the global financial crisis as well as serving as CFO of other large companies.
The Strategy Review Committee
As new management continued to execute and refine the Multi-Year Turnaround Plan, the Company continued to face liquidity challenges, particularly in the U.S. In order to support management’s efforts to address liquidity issues, the board of directors formed the Strategy Review Committee (the “SRC”), a subcommittee of the board.
The members of the SRC include Joseph Berardino (Chairman), Michael Clarke, Andrew Sweet, and William M. Barnum, Jr. Mr. Berardino is a managing director in charge of the East region of Alvarez & Marsal’s business consulting practice, and has served on the full board of directors of the Company since 2011. Mr. Clarke has held a number of executive management positions in some of the most recognized companies in the world, including Kraft Foods Europe and The Coca-Cola Company, among others, currently serves as the CEO of Treasury Wine Estates, and has served on the full board of directors of the Company since 2013. Mr. Sweet has extensive experience in private equity and investment banking, is currently a managing director of private equity firm Rhône Group, and has served on the full board of directors of the Company since 2009. Finally, Mr. Barnum serves as a director of several private companies, has been a managing member of venture capital and private equity investment firm Brentwood Associates since 1986, and has served on the full board of directors of the Company since 1991.
Initially, the SRC recommended engaging financial professionals from Alix Partners (“Alix”) to support management’s efforts to develop the Company’s general business plan, liquidity forecast and restore supply chain efficiencies. In addition, the SRC recommended that the Company retain Peter J. Solomon Company (“PJSC”) as investment banker to explore and advise the SRC and the Company with respect to all range of strategic alternatives.
Following preliminary due diligence, and given its deep background with the Company in connection with prior engagements, PJSC recommended that the Company explore a global refinancing of existing indebtedness at the Company’s full board meeting on June 13, 2015.  The purpose of the global refinancing was to supplement the Company’s liquidity and address the maturity of the €200 Euro Notes due December 15, 2017. PJSC initiated contact with parties interested in refinancing the Euro Notes and supplemented the process with outreach to well-recognized second lien lenders to explore the possibility of providing further advances under the borrowing base collateral within the Prepetition ABL Facility.
With respect to refinancing the Euro Notes, PJSC identified 19 potential sources of financing, of which eight executed confidentiality agreements.  Of those, PJSC engaged in more advanced discussions with two.  Ultimately, as negotiations evolved, Oaktree, who ultimately became the Plan Sponsor, committed a significant level of internal and external professional resources to the process and engaged in a deep level of due diligence with management in multiple Company offices worldwide, as discussed in more detail below.
With respect to expanding the Prepetition ABL Facility, PJSC evaluated structures to provide the Company with incremental liquidity under the existing borrowing base. The alternatives included seeking a first-in-last-out (“FILO”) loan structure as well as a second or subordinated lien on the existing borrowing base. PJSC engaged in more detailed discussions and negotiations with 2 leading FILO lenders who executed confidentiality agreements. Ultimately, the two lenders declined to continue in the process due to their view of the insufficient loan to value ratio.  PJSC continued efforts to develop this liquidity source up to and including incorporating such a potential structure into the proposed DIP Facilities.
Beginning in July 2015, the SRC engaged with management and PJSC with respect to these strategic alternatives on a more frequent basis, as the due date for semi-annual payments on the Secured Notes and Unsecured Notes was approaching on August 3, 2015. PJSC provided regular updates on potential refinancing opportunities, and management provided similar updates regarding liquidity forecasts. Also in July, the Company retained FTI Consulting (“FTI”) to provide support for management with respect to liquidity enhancement and forecasting, and to assist the Company in working with the existing ABL Lenders with respect to borrowing base adjustments and reserve negotiations. Finally, in July, the SRC requested that the firm’s longstanding counsel, Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”), advise the Company, including the SRC and the full board, with respect to contingency planning.
At the end of July, management and certain of the Company’s advisors met with the Prepetition ABL Lenders regarding liquidity, the status of refinancing efforts and the Company’s upcoming August 3, 2015 interest payment obligations, including the availability of a 30-day grace period with respect to those obligations. The Prepetition ABL Lenders confirmed that sufficient liquidity was available to make the required interest payments, and management believed that it would have sufficient liquidity to allow PJSC to continue its efforts to seek adequate refinancing for the Company in the near term. The Company had also identified other sources of potential liquidity, in the form of unencumbered assets in EMEA, that might be available to support limited new financing.
The Company’s management and advisors reported the outcome of such meeting to the SRC, and provided an update on refinancing efforts. Management reported its view that while failure to make the August interest payments would preserve short-term liquidity, the market impact of the announcement of the missed payment would have a significant negative impact on vendor and customer confidence during a critical period of building the Company’s 2016 spring wholesale order book. In addition, PJSC and the Company believed that such an announcement would impair the Company’s ability to execute on its ongoing refinancing efforts. After careful consideration of these and related factors, including evaluation of other strategic alternative possibilities that existed, management and the SRC recommended that the Company make the interest payments due on August 3, 2015, and the board approved that recommendation unanimously.
In August, the Company, in consultation with its advisors, including FTI, determined that it was necessary to accelerate and potentially expand the Store Closing Plan in the context of a Chapter 11 filing. In particular, the Debtors decided to close 27 unprofitable stores (collectively, the “Closing Locations”) and liquidate the inventory and other assets (the “Store Closing Sales” and together with the Pop Up Sales, the “Sales”) of the Closing Locations. To maximize the benefit to the Debtors’ estates from the Store Closing Sales, the Debtors and FTI obtained five bids from national liquidation firms that specialize in, among other things, the large-scale liquidation of assets of the type and scale of that owned by the Debtors. The Debtors, together with their advisors, determined that the bid presented by the Agent, who was conducting the Pop Up Sales, represented the highest and best offer and that entering into the Letter Agreement Governing Inventory Disposition, dated September 4, 2015 between QS Retail and the Agent (the “Store Closing Agreement,” and together with the Pop Up Store Agreement, the “Agency Agreements”) would minimize costs and maximize value.
In mid-August, Oaktree advised the Company that it was prepared to execute a refinancing transaction but only if all of the Company’s global intellectual property and brands (the “IP”) was among the collateral securing such financing. Unfortunately, the covenants underlying the Company’s existing indebtedness made such a refinancing impracticable, absent the ability to restructure such indebtedness available in Chapter 11. As a consequence, the Company immediately engaged with Oaktree regarding the possibility of executing the refinancing and restructuring transaction in the context of a Chapter 11 case, as a continuation of the parallel contingency planning efforts that the Company had begun in July 2015. Those negotiations culminated in the DIP Term Loan Facility and PSA, each as described below.
The Plan Sponsor Agreement
During late August and early September, the Company and Oaktree, through their respective advisors, negotiated the terms of a potential plan of reorganization. The features of the Proposed Plan were set forth in the Plan Sponsor Agreement and are summarized below (with amendments and revisions as appropriate to reflect the terms of the Proposed Plan):

(a)	The Debtors’ Prepetition ABL Facility will be replaced with postpetition financing, and ultimately refinanced through an exit ABL revolver facility;

(b)	The Secured Notes will be converted into equity;

(c)	Additional consideration valued at not less than $12.5 million will be offered to the Debtors’ unsecured creditors, subject to settlement of any intercreditor disputes;

(d)	The Debtors’ guaranties of the Euro Notes will be reinstated;

(e)	Existing equity will be cancelled; and

(f)	Oaktree will backstop the Rights Offerings in accordance with the Plan Sponsor Agreement and the Backstop Commitment Letter.
Oaktree also cooperated with the Debtors in negotiating and obtaining consents from a majority of its Euro Notes holders to waive certain defaults that would otherwise arise from the Debtors’ Chapter 11 cases. Such waiver is an important component of the Debtors’ efforts to preserve value in EMEA and APAC for the benefit of United States creditors during the Chapter 11 process.
The DIP Facilities
As a part of its contingency planning process, the Debtors, through their investment bankers at PJSC, solicited proposals for bankruptcy financing from a number of parties, including the Prepetition ABL Lenders, Oaktree and other parties that had participated in discussions with the Debtors in potential refinancing of the Euro Notes, and other financial institutions. An important consideration for the Debtors for any postpetition financing was to have sufficient funding for a plan of reorganization, as the Debtors had determined that preserving its EMEA operations (and the Euro Notes) would maximize the value of its global enterprise.
The Debtors’ Prepetition ABL Facility is comparable to a traditional asset-based revolver where borrowings are subject to a borrowing base, limited by specific advance rates which vary by collateral type. Given the Debtors’ liquidity profile, however, it quickly became evident that a postpetition ABL would be insufficient for its needs for financing to support an entire Chapter 11 plan process.
As noted above, Oaktree was willing to provide sufficient financing for the plan process, but the initial pricing offered by Oaktree was near the high end of the range of market for comparable DIP proposals, as explained in the Declaration of Durc A. Savini of PJSC in support of the DIP Motion (the “Savini Declaration”) [Docket No. 19]. Accordingly, PJSC and the Debtors negotiated with Oaktree and other market participants to develop a more competitive cost of financing.
After much dialogue, the Debtors and PJSC were successful in forging a collaborative debtor-in-possession financing proposal by both Bank of America, one of the Prepetition ABL Lenders, and Oaktree, in a transaction whereby the Debtors would enjoy a lower blended cost of funds. On September 10, 2015, QS Wholesale, as lead borrower, Quiksilver, Inc. as parent, and Bank of America, as administrative agent and collateral agent, inter alia, entered into the SDIP ABL Credit Agreement. Additionally, concurrently therewith, QS Wholesale, as borrower, Quiksilver, Inc. as parent, and OCM FIE, LLC, an affiliate of Oaktree, as administrative agent, inter alia, entered into the Senior Secured Super-Priority Debtor-in-Possession Credit Agreement DIP Term Loan Credit Agreement.

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
Discontinued Operations
In order to improve our focus on the operations and development of our three core brands (Quiksilver, Roxy and DC), we have divested certain non-core businesses. In the first quarter of fiscal 2014, we completed the sale of our Mervin business for $58 million. In the second quarter of fiscal 2014, we completed the sale of substantially all of the assets of our Hawk business for $19 million. The sale of these businesses generated a net after-tax gain of approximately $30 million, which is included in income from discontinued operations for fiscal 2014. Our sale of the Mervin and Hawk businesses generated income tax expense of approximately $19 million during fiscal 2014. However, as we do not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations.
In December 2014, the first quarter of fiscal 2015, we sold our 51% ownership stake in Surfdome Shop Ltd., a multi-brand e-commerce business ("Surfdome"). At the completion of the sale, we received net proceeds of approximately $16 million, which included payments to us from Surfdome for all outstanding loans and trade receivables. The transaction resulted in an after-tax gain of $7 million in the first quarter of fiscal 2015, which is included in income from discontinued operations.
The Mervin, Hawk and Surfdome businesses are presented as discontinued operations in our consolidated financial statements for all periods presented. See Note 19 — Discontinued Operations to our consolidated financial statements for further discussion of the operating results of our discontinued businesses.
Results of Operations
The following table sets forth selected statement of operations data and other data from continuing operations expressed as a percentage of net revenues for the fiscal years indicated. The discussion of our operating results from continuing operations that follows should be read in conjunction with the table.

	Year Ended October 31,
	2015	2014	2013
Statements of Operations Data
Revenues, net	100.0%	100.0%	100.0%
Gross profit	46.2%	48.6%	48.1%
Selling, general and administrative expense	51.5%	52.6%	47.1%
Goodwill impairment	5.9%	11.3%	—%
Asset impairments	2.9%	0.7%	0.7%
Operating (loss)/income	(14.1)%	(16.1)%	0.3%
Interest expense, net	5.0%	4.8%	3.9%
Foreign currency loss	0.5%	0.2%	0.3%
Reorganization items	2.6%	—%	—%
Loss before provision/(benefit) for income taxes	(22.1)%	(21.1)%	(3.8)%
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

Fiscal 2015 Compared to Fiscal 2014
Revenues, net by Segment

Net revenues by segment, in both historical and on a constant currency continuing category basis, for fiscal 2015 and 2014 were as follows:

In $millions	Americas	EMEA	APAC	Corporate	Total
Fiscal 2015
Net revenues as reported	$619	$477	$245	$5	$1,346
Less licensing revenue from licensed product categories	(5)	—	—	—	(5)
Constant currency continuing category net revenues	$614	$477	$245	$5	$1,341

Fiscal 2014
Net revenues as reported	$724	$584	$262	$1	$1,571
Impact of fiscal 2015 foreign exchange rates	(30)	(99)	(33)	—	(162)
Less wholesale net revenues from licensed product categories	(57)	—	(1)	—	(58)
Constant currency continuing category net revenues	$637	$484	$229	$1	$1,351

Change in net revenues as reported ($)	$(106)	$(106)	$(17)	$4	$(226)
Change in net revenues as reported (%)	(15)%	(18)%	(6)%	450%	(14)%
Change in constant currency continuing category net revenues ($)	$(23)	$(7)	$16	$4	$(10)
Change in constant currency continuing category net revenues (%)	(4)%	(1)%	7%	547%	(1)%
Net revenues in our Americas segment decreased $106 million, or 15%, on an as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $30 million of this decrease. In addition, our licensing of peripheral product categories contributed $57 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $23 million, or 4%, primarily due to a reduction in Roxy and DC brand apparel net revenues in the Americas wholesale channel of $14 million and $6 million, respectively. Net revenues in the emerging market of Mexico increased by 15% on an as reported basis (35% in constant currency). Net revenues in the emerging market of Brazil decreased by 22% on an as reported basis reflecting the combination of economic slowdown in Brazil in fiscal 2015 and the negative impact of logistics issues, but remained flat in constant currency. Net revenues in the Americas e-commerce channel decreased 9% on a constant currency continuing category basis in fiscal 2015, primarily due to a reduction in discounting.
Net revenues in our EMEA segment decreased $106 million, or 18%, on an as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $99 million of this decrease. Our licensing of peripheral product categories did not materially affect the EMEA region. Net revenues on a constant currency continuing category basis decreased by $7 million, or 1%, primarily due to lower apparel net revenues in the wholesale channel. EMEA wholesale apparel net revenues decreased across all three core brands, but more significantly in the Quiksilver brand. Net revenues in the e-commerce channel increased 44% on a constant currency continuing category basis in fiscal 2015. Net revenues in the emerging market of Russia decreased 18% on an as reported basis, but increased 34% on a constant currency basis, reflecting the significant adverse impact of currency exchange rate movements.
Net revenues in our APAC segment decreased $17 million, or 6%, on an as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates had a negative impact of $33 million. In addition, our licensing of peripheral product categories contributed $1 million of this decrease. Net revenues on a constant currency continuing category basis increased by $16 million, or 7%, primarily due to retail and e-commerce channel net revenue growth. Net revenues in the emerging markets of China, South Korea, Taiwan and Indonesia increased by a combined 12% on an as reported basis (21% in constant currency).
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

Revenues, net By Brand

Net revenues by brand, in both historical and on a constant currency continuing category basis, for fiscal 2015 and 2014 were as follows:

In $millions	Quiksilver	Roxy	DC	Other	Total
Fiscal 2015
Net revenues as reported	$537	$404	$367	$39	$1,346
Less licensing revenue from licensed product categories	(1)	(4)	(1)	—	(5)
Constant currency continuing category net revenues	$536	$400	$367	$39	$1,341

Fiscal 2014
Net revenues as reported	$628	$480	$427	$36	$1,571
Impact of fiscal 2015 foreign exchange rates	(70)	(45)	(42)	(5)	(162)
Less wholesale net revenues from licensed product categories	(20)	(20)	(18)	—	(58)
Constant currency continuing category net revenues	$538	$416	$366	$31	$1,351

Change in net revenues as reported ($)	$(92)	$(77)	$(60)	$3	$(226)
Change in net revenues as reported (%)	(15)%	(16)%	(14)%	8%	(14)%
Change in constant currency continuing category net revenues ($)	$(2)	$(16)	$—	$8	$(10)
Change in constant currency continuing category net revenues (%)	—%	(4)%	—%	25%	(1)%
Quiksilver brand net revenues decreased $92 million, or 15%, on an as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $70 million of this decrease. Our licensing of peripheral product categories contributed $20 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $2 million, or 0.4%, primarily due to lower apparel net revenues in the EMEA wholesale channel.
Roxy brand net revenues decreased $77 million, or 16%, on an as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $45 million of this decrease. Our licensing of peripheral product categories contributed $20 million of this decrease. Net revenues on a constant currency continuing category basis decreased $16 million, or 4%, primarily due to lower apparel net revenues in the Americas wholesale channel.
DC brand net revenues decreased $60 million, or 14%, on an as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $42 million of this decrease. Our licensing of peripheral product categories contributed $18 million of this decrease. Net revenues on a constant currency continuing category basis remained unchanged.

Revenues, net By Channel

Net revenues by channel, in both historical and on a constant currency continuing category basis, for fiscal 2015 and 2014 were as follows:

In $millions	Wholesale	Retail	E-com	Licensing	Total
Fiscal 2015
Net revenues as reported	$840	$408	$82	$16	$1,346
Less licensing revenue from licensed product categories	—	—	—	(5)	(5)
Constant currency continuing category net revenues	$840	$408	$82	$11	$1,341

Fiscal 2014
Net revenues as reported	$1,039	$445	$77	$10	$1,571
Impact of fiscal 2015 foreign exchange rates	(107)	(50)	(6)	—	(162)
Less wholesale net revenues from licensed product categories	(58)	—	—	—	(58)
Constant currency continuing category net revenues	$874	$395	$72	$10	$1,351

Change in net revenues as reported ($)	$(199)	$(37)	$5	$5	$(226)
Change in net revenues as reported (%)	(19)%	(8)%	6%	54%	(14)%
Change in constant currency continuing category net revenues ($)	$(34)	$13	$11	$1	$(10)
Change in constant currency continuing category net revenues (%)	(4)%	3%	15%	5%	(1)%
Wholesale net revenues decreased $199 million, or 19%, on an as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $107 million of this decrease. Our licensing of peripheral product categories contributed $58 million to this decrease. On a constant currency continuing category basis, wholesale net revenues decreased $34 million, or 4%, primarily due to lower apparel net revenues in our Americas and EMEA wholesale channels. Wholesale channel apparel net revenues decreased in each core brand.
Retail net revenues decreased $37 million, or 8%, on as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $50 million towards this decrease. Our licensing of peripheral product categories did not affect our retail channel. On a constant currency continuing category basis, retail net revenues increased $13 million, or 3%, versus the prior year. Global retail same-store sales were down 2.7% in fiscal 2015, the effect of which was more than offset by 41 net new store openings during the previous twelve months.
E-commerce net revenues increased $5 million, or 6%, on as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates had a negative impact of $6 million. Our licensing of peripheral product categories did not affect our e-commerce channel. On a constant currency continuing category basis, e-commerce net revenues increased $11 million, or 15%, versus the prior year. E-commerce net revenues increased significantly in our EMEA and APAC segments as we expanded our online service area, while Americas e-commerce net revenues decreased 9% as a result of a reduction in discounting. On a constant currency continuing category basis, e-commerce net revenues increased 16%, 3% and 25% in the Quiksilver, Roxy and DC brands, respectively.

Revenues, net By Product Group

Net revenues by product group, in both historical and on a constant currency continuing category basis, for fiscal 2015 and 2014 were as follows:

	Apparel and Accessories
In $millions		Footwear	Total
Fiscal 2015
Net revenues as reported	$963	$383	$1,346
Less licensing revenue from licensed product categories	(5)	—	(5)
Constant currency continuing category net revenues	$958	$383	$1,341

Fiscal 2014
Net revenues as reported	$1,174	$397	$1,571
Impact of fiscal 2015 foreign exchange rates	(125)	(37)	(162)
Less wholesale net revenues from licensed product categories	(58)	—	(58)
Constant currency continuing category net revenues	$991	$360	$1,351

Change in net revenues as reported ($)	$(211)	$(15)	$(226)
Change in net revenues as reported (%)	(18)%	(4)%	(14)%
Change in constant currency continuing category net revenues ($)	$(32)	$22	$(10)
Change in constant currency continuing category net revenues (%)	(3)%	6%	(1)%

Apparel and accessories net revenues decreased $211 million, or 18%, on an as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $125 million of this decrease. Our licensing of peripheral product categories contributed $58 million of this decrease. On a constant currency continuing category basis, net revenues decreased $32 million, or 3%, primarily due to net revenue declines in the Americas and EMEA wholesale channels across all three core brands.

Footwear net revenues decreased $15 million, or 4%, on an as reported basis in fiscal 2015 versus the prior year. Changes in foreign currency exchange rates contributed $37 million of this decrease. Our licensing of peripheral product categories did not affect our footwear product group. On a constant currency continuing category basis, net revenues increased $22 million, or 6%, primarily due to increased net revenue in the Quiksilver wholesale channel.
Gross Profit
Gross profit decreased to $621 million in fiscal 2015 from $763 million in fiscal 2014. Gross margin, or gross profit as a percentage of net revenues, declined to 46.2% in fiscal 2015 from 48.6% in the prior fiscal year. This 240 basis point decrease in gross margin was primarily due to increased discounting in the Americas and EMEA wholesale channels (approximately 300 basis points), the negative impact of the foreign currency variation on cost of goods sold (approximately 180 basis points), and increased inventory reserves (approximately 80 basis points), partially offset by net revenue growth from our higher margin direct-to-consumer channels (approximately 310 basis points).
Gross margin by segment for fiscal 2015 and 2014 was as follows:

			Basis Point (bp) Change Increase (Decrease)
	Year Ended October 31,
	2015	2014
Americas	40.6%	41.3%	(70) bp
EMEA	52.6%	55.6%	(300) bp
APAC	53.0%	54.6%	(160) bp
Consolidated	46.2%	48.6%	(240) bp

Selling, General and Administrative Expense ("SG&A")
SG&A from continuing operations decreased $134 million, or 16%, to $693 million in fiscal 2015 from $827 million in fiscal 2014. Changes in foreign currency exchange rates contributed approximately $82 million of this decrease. Of the remaining $52 million decrease, $41 million was attributable to reductions in employee compensation and $11 million was attributable to reduced bad debt expenses.
SG&A by segment as reported for fiscal 2015 and 2014 was as follows:

	Year Ended October 31,				$ Change Increase (Decrease)	Basis Point (bp) Change Increase (Decrease)
	2015		2014
In millions		% of Net Revenues		% of Net Revenues
Americas	$288	46.5%	$335	46.2%	$(47)	30	bp
EMEA	255	53.4%	311	53.3%	(56)	10	bp
APAC	142	57.8%	156	59.3%	(14)	(150	) bp
Corporate Operations	8		26		(18)
Consolidated	$693	51.5%	$827	52.6%	$(134)	(110	) bp
SG&A by segment for fiscal 2014 has been reclassified to conform to the current year presentation as a result of the Company's centralization of certain global business functions. The decrease in Americas segment SG&A was primarily due to reductions in employee compensation, bad debt expenses, and early lease termination costs, as well as changes in foreign currency exchange rates. The decrease in EMEA and APAC segment SG&A was almost entirely due to changes in foreign currency exchange rates. The decrease in Corporate Operations segment SG&A was primarily due to reductions in employee compensation.
Goodwill Impairments
Goodwill impairment charges were $80 million in fiscal 2015 compared to $178 million in fiscal 2014. In the third quarter of fiscal 2015, goodwill impairment charges of $74 million and $6 million were recorded in our Americas and APAC reporting units, respectively. In the third quarter of fiscal 2014, a goodwill impairment charge of $178 million was recorded in our EMEA reporting unit.
Asset Impairments
Asset impairment charges were $39 million in fiscal 2015 compared to $11 million in fiscal 2014. Impairment charges in fiscal 2015 included $21 million and $3 million to write-down the carrying value of the Quiksilver trademark within the EMEA and APAC reporting units, respectively and $11 million and $5 million related to under-performing retail stores in the Americas and EMEA reporting units, respectively. Impairment charges in fiscal 2014 were due to impairments associated with planned restructuring of our e-commerce and other information technology systems of $7 million, and impairments of certain under-performing retail stores of $4 million.
Non-operating Expenses
Interest expense was $67 million in fiscal 2015 compared to $76 million in fiscal 2014. This decrease was primarily due to lower interest on the 2018 Notes and 2020 Notes and changes in foreign currency exchange rates on our euro-denominated interest expense. On the Petition Date, we ceased recording interest expense on the 2018 Notes and 2020 Notes, and as a result, $6 million of contractual additional interest expense was not recorded in fiscal 2015.
Foreign currency loss was $6 million in fiscal 2015 compared to $3 million in fiscal 2014.
Reorganization items include direct and incremental costs related to the Bankruptcy Proceedings. Such costs include professional fees related to the Bankruptcy Proceedings and debtor-in-possession financing of $15 million, the write-off of unamortized deferred debt financing costs on pre-petition debt of $13 million, the write-off of petition-related debt discounts of $7 million, and losses on rejected executory contracts of $1 million.
Income tax expense for fiscal 2015 was $16 million compared to an income tax benefit of $4 million in fiscal 2014. Income tax expense for fiscal 2015 includes a $7 million non-cash valuation allowance recorded during the fourth quarter against deferred tax assets of certain business units within our APAC segment. The sale of the Mervin and Hawk businesses resulted in aggregate income tax expense of approximately $19 million during fiscal 2014. However, as we do not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. The operations of Surfdome generated a tax benefit of approximately $3 million in fiscal 2014.

Excluding this income tax benefit, we generated income tax expense in both fiscal 2015 and 2014 as we recorded tax expense in certain tax jurisdictions but were unable to record tax benefits against the losses in those jurisdictions where we have previously recorded valuation allowances.
Net Loss from Continuing Operations Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. in fiscal 2015 was $314 million, or $1.83 per share, compared to $327 million, or $1.92 per share, for fiscal 2014. The increased net loss was primarily attributable to the lower gross profit in fiscal 2015 as noted above.

Fiscal 2014 Compared to Fiscal 2013
Revenues, net By Segment
Net revenues by segment, in both historical and on a constant currency continuing category basis, for fiscal 2014 and 2013 were as follows:

In $millions	Americas	EMEA	APAC	Corporate	Total
Fiscal 2014
Net revenues as reported	$724	584	262	1	$1,571
Less licensing revenue from licensed product categories	(5)	—	—	—	(5)
Constant currency continuing category net revenues	$719	$584	$262	$1	$1,566

Fiscal 2013
Net revenues as reported	$902	632	282	4	$1,820
Impact of fiscal 2014 foreign exchange rates	(13)	5	(21)	—	(29)
Less wholesale net revenues from licensed product categories	(27)	—	—	—	(27)
Constant currency continuing category net revenues	$862	$637	$261	$4	$1,764

Change in net revenues as reported ($)	$(178)	$(48)	$(20)	$(3)	$(248)
Change in net revenues as reported (%)	(20)%	(8)%	(7)%	(77)%	(14)%
Change in constant currency continuing category net revenues ($)	$(143)	$(53)	$1	$(3)	$(197)
Change in constant currency continuing category net revenues (%)	(17)%	(8)%	1%	(77)%	(11)%
Net revenues in our Americas segment decreased $178 million, or 20%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $13 million of this decrease. In addition, our licensing of peripheral product categories contributed $27 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $143 million, or 17%, primarily due to a decrease of $126 million in the wholesale channel, most significantly in the DC brand, with our Quiksilver and Roxy brands also generating decreased sales. These declines were focused in North America. On a constant currency continuing category basis, net revenues in the emerging markets of Brazil and Mexico increased by a combined 6% on an as reported basis (13% in constant currency).
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
Net revenues in our APAC segment decreased $20 million, or 7%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $21 million of this decrease. Our licensing of peripheral product categories did not affect the APAC region. Net revenues on a constant currency continuing category basis increased by $1 million, or 1%, due to increased sales in the retail ($10 million) and e-commerce ($4 million) channels, partially offset by a decrease of $12 million in the wholesale channel across all three brands. Net revenues decreased 12% in Australia on an as reported basis (6% in constant currency), but net revenues in our APAC emerging markets, which include Indonesia, South Korea, Taiwan and China, grew 5% collectively (14% in constant currency).
Net revenues in our emerging markets as a whole, which include Brazil, Russia, Indonesia, Mexico, South Korea, Taiwan and China increased 5% during fiscal 2014 compared to fiscal 2013 (14% on a constant currency continuing category basis). These markets are reported within their respective regional segments above.

Revenues, net By Brand
Net revenues by brand, in both historical and on a constant currency continuing category basis, for fiscal 2014 and 2013 were as follows:

In $millions	Quiksilver	Roxy	DC	Other	Total
Fiscal 2014
Net revenues as reported	$628	$480	$427	$36	$1,571
Less licensing revenue from licensed product categories	(3)	—	(2)	—	(5)
Constant currency continuing category net revenues	$625	$480	$425	$36	$1,566

Fiscal 2013
Net revenues as reported	$724	$514	$545	$36	$1,820
Impact of fiscal 2014 foreign exchange rates	(12)	(9)	(8)	—	(29)
Less wholesale net revenues from licensed product categories	(16)	—	(11)	—	(27)
Constant currency continuing category net revenues	$696	$505	$526	$36	$1,764

Change in net revenues as reported ($)	$(96)	$(33)	$(118)	$(1)	$(248)
Change in net revenues as reported (%)	(13)%	(6)%	(22)%	(2)%	(14)%
Change in constant currency continuing category net revenues ($)	$(70)	$(24)	$(101)	$(1)	$(197)
Change in constant currency continuing category net revenues (%)	(10)%	(5)%	(19)%	(2)%	(11)%
Quiksilver brand net revenues decreased $96 million, or 13%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $12 million of this decrease. Our licensing of peripheral product categories contributed $16 million of this decrease. Net revenues on a constant currency continuing category basis decreased by $70 million, or 10%, primarily due to lower net revenues in the EMEA and Americas wholesale channels of $34 million and $25 million, respectively. Wholesale channel net revenues in both the EMEA and Americas segments decreased primarily due to lower customer orders driven by poor prior seasons' sell through, and less effective order fulfillment compared to the prior year.
Roxy brand net revenues decreased $33 million, or 6%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $9 million of this decrease. Our licensing of peripheral product categories did not affect the Roxy brand. Net revenues on a constant currency continuing category basis decreased $24 million, or 5%, primarily due to lower net revenues in the Americas and EMEA wholesale channels of $16 million and $6 million, respectively. Wholesale channel net revenues in both the Americas and EMEA segments decreased primarily due to lower customer orders driven by poor prior seasons' sell through, and less effective order fulfillment compared to the prior year. The decrease in wholesale channel net revenues was partially offset by increased net revenues from our retail and e-commerce channels.
DC brand net revenues decreased $118 million, or 22%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $8 million of this decrease. Our licensing of peripheral product categories contributed $11 million of this decrease. Net revenues on a constant currency continuing category basis decreased $101 million, or 19%, primarily due to a $85 million decline in the Americas wholesale channel driven by decreased clearance sales, narrowed product distribution to mid-tier wholesale customers, and lower customer orders driven by poor prior seasons' sell through.

Revenues, net By Channel
Net revenues by channel, in both historical and on a constant currency continuing category basis, for fiscal 2014 and 2013 were as follows:

In $millions	Wholesale	Retail	E-com	Licensing	Total
Fiscal 2014
Net revenues as reported	$1,039	$445	$77	$10	$1,571
Less licensing revenue from licensed product categories	—	—	—	(5)	(5)
Constant currency continuing category net revenues	$1,039	$445	$77	$5	$1,566

Fiscal 2013
Net revenues as reported	$1,295	$447	$69	$8	$1,820
Impact of fiscal 2014 foreign exchange rates	(22)	(7)	—	—	(29)
Less wholesale net revenues from licensed product categories	(27)	—	—	—	(27)
Constant currency continuing category net revenues	$1,246	$440	$69	$8	$1,764

Change in net revenues as reported ($)	$(256)	$(2)	$8	$2	$(248)
Change in net revenues as reported (%)	(20)%	—%	12%	29%	(14)%
Change in constant currency continuing category net revenues ($)	$(207)	$5	$8	$(3)	$(197)
Change in constant currency continuing category net revenues (%)	(17)%	1%	12%	(35)%	(11)%
Wholesale net revenues decreased $256 million, or 20%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $22 million of this decrease. Our licensing of peripheral product categories contributed $27 million to this decrease. On a constant currency continuing category basis, wholesale net revenues decreased $207 million, or 17%, primarily due to lower net revenues in our Americas and EMEA segments of $126 million and $57 million, respectively, of which $85 million was from our DC brand, $25 million was from our Quiksilver brand, and $16 million was from our Roxy brand. Both the Americas and EMEA wholesale channels were unfavorably impacted by lower customer orders driven by poor prior season’s sell through, and less effective order fulfillment compared to the prior year.
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
E-commerce net revenues increased $8 million, or 12%, on both an as reported basis and a constant currency basis, during fiscal 2014 versus the prior year. Our licensing of peripheral product categories did not affect the e-commerce channel. E-commerce net revenues increased in our EMEA and APAC segments by $6 million and $3 million, respectively, as we expanded our online business across all three core brands.

Revenues, net By Product Group

Net revenues by product group, in both historical and on a constant currency continuing category basis, for fiscal 2014 and 2013 were as follows:

	Apparel and Accessories
In $millions		Footwear	Total
Fiscal 2014
Net revenues as reported	$1,174	$397	$1,571
Less licensing revenue from licensed product categories	(58)	—	(58)
Constant currency continuing category net revenues	$1,116	$397	$1,513

Fiscal 2013
Net revenues as reported	$1,363	$457	$1,820
Impact of fiscal 2014 foreign exchange rates	(24)	(5)	(29)
Less wholesale net revenues from licensed product categories	(27)	—	(27)
Constant currency continuing category net revenues	$1,312	$452	$1,764

Change in net revenues as reported ($)	$(188)	$(60)	$(248)
Change in net revenues as reported (%)	(14)%	(13)%	(14)%
Change in constant currency continuing category net revenues ($)	$(196)	$(55)	$(251)
Change in constant currency continuing category net revenues (%)	(15)%	(12)%	(14)%

Apparel and accessories net revenues decreased $188 million, or 14%, on an as reported basis in fiscal 2014 versus the prior year. Changes in foreign currency exchange rates contributed $24 million of this decrease. Our licensing of peripheral product categories contributed $27 million of this decrease. On a constant currency continuing category basis, net revenues decreased $196 million, or 15%, primarily due to net revenue declines in the DC brand and wholesale channel.

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
Gross Profit
Gross profit decreased to $763 million in fiscal 2014 from $876 million in fiscal 2013. Gross margin, or gross profit as a percentage of net revenues, increased 50 basis points to 48.6% in fiscal 2014 from 48.1% in the prior year. This 50 basis point improvement in gross margin was primarily due to the segment and channel net revenue shifts toward our higher margin APAC segments, and retail and e-commerce channels versus our Americas and EMEA segments and wholesale channel.
Gross margin by regional segment for fiscal 2014 and 2013 was as follows:

			Basis Point (bp) Change Increase (Decrease)
	Year Ended October 31,
	2014	2013
Americas	41.3%	41.4%	(10) bp
EMEA	55.6%	56.7%	(110) bp
APAC	54.6%	51.0%	360 bp
Consolidated	48.6%	48.1%	50 bp
Selling, General and Administrative Expense ("SG&A")
SG&A decreased $30 million, or 4%, to $827 million in fiscal 2014 compared to $858 million in fiscal 2013. The decrease in SG&A was primarily attributable to reductions in employee compensation of $18 million (including a $13 million reduction in ongoing employee compensation), athlete and event sponsorship of $15 million, facility expenses of $10 million, and related consulting expenses of $6 million. These decreases were partially offset by increased bad debt expense of $15 million within the Americas segment due to increased reserves for doubtful accounts regarding certain independent distributor accounts. SG&A by segment for fiscal 2014 and 2013 was as follows:

	Year Ended October 31,				$ Change Increase (Decrease)	Basis Point (bp) Change Increase (Decrease)
	2014		2013
In millions		% of Net Revenues		% of Net Revenues
Americas	$335	46.2%	$320	35.5%	$15	1,070	bp
EMEA	311	53.3%	324	51.3%	(13)	200	bp
APAC	156	59.3%	146	51.9%	9	740	bp
Corporate Operations	26		67		(41)
Consolidated	$827	52.6%	$858	47.1%	$(30)	550	bp
SG&A by segment for fiscal 2014 has been reclassified to conform to the current year presentation as a result of the Company's centralization of certain global business functions.
Goodwill Impairments
Goodwill impairment charges were $178 million in fiscal 2014 compared to zero in fiscal 2013. In the third quarter of fiscal 2014, a goodwill impairment charge of $178 million was recorded in our EMEA reporting unit.
Asset Impairments
Asset impairment charges were $11 million in fiscal 2014 compared to $12 million in fiscal 2013. Impairment charges in fiscal 2014 included impairments associated with planned restructuring of our e-commerce and other information technology systems of $7 million and impairments of certain under-performing retail stores of $4 million. Impairments charges in fiscal 2013 were primarily related to certain under-performing retail stores, discontinued brands, and trademarks associated with those brands.
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
Our income tax benefit for fiscal 2014 was $4 million compared to income tax expense of $166 million in fiscal 2013. Income tax expense for fiscal 2013 included a $157 million non-cash valuation allowance recorded against deferred tax assets primarily in our EMEA segment. Our sale of the Mervin and Hawk businesses resulted in aggregate income tax expense of approximately $19 million during fiscal 2014. However, as we do not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. The operations of Surfdome generated a tax benefit of approximately $3 million. Excluding this income tax benefit, we generated income tax expense in both fiscal 2014 and 2013 as we recorded tax expense in certain tax jurisdictions but were unable to record tax benefits against the losses in those jurisdictions where we have previously recorded valuation allowances.
Net Loss Attributable to Quiksilver, Inc.
Our net loss from continuing operations attributable to Quiksilver, Inc. in fiscal 2014 was $327 million, or $1.92 per share, compared to $236 million, or $1.41 per share, for fiscal 2013. The increased net loss was primarily attributable to the lower gross profit in fiscal 2014 as noted above.

Financial Position, Capital Resources and Liquidity
The following table shows our cash, working capital and total indebtedness at October 31, 2015 and 2014:

In millions	October 31		$ Change Increase (Decrease)	% Change Increase (Decrease)
	2015	2014
Cash and cash equivalents	$36	$47	$(11)	(23)%
Restricted cash	3	21	(18)	(86)%
Working capital	36	391	(355)	(91)%
Total indebtedness (1)	841	829	12	1%
___________

(1)	Includes 2018 Notes and 2020 Notes and other minor debt obligations which have been reclassified to liabilities subject to compromise on the Company's consolidated balance sheet at October 31, 2015.
At October 31, 2015, we had $36 million of cash on hand, $3 million in restricted cash, and $44 million available on our credit facilities.  Taken together, this represents cash and credit facility availability of $83 million at October 31, 2015. Our primary credit facilities mature in February 2016 and October 2016. We have no principal payments due on our 2017 Notes, 2018 Notes or 2020 Notes before December 2017.
Certain of our debt agreements contain restrictions on the usage of funds. These restrictions generally require such cash to be used for either repayment of indebtedness, capital expenditures, or other investments in our business. Restricted cash at October 31, 2015 includes $1 million of the remaining proceeds from our sale of the Surfdome business during the first quarter of fiscal 2015. We expect to utilize the remaining proceeds during fiscal 2016. Restricted cash at October 31, 2014 primarily consists of the remaining proceeds of $16 million from the sale of our Mervin and Hawk businesses in the first quarter of 2014, which was subject to these restrictions.
The decrease in working capital was primarily due to the reclassification of the 2017 Notes to current liabilities of $221 million. As discussed in Note 9 — Debt, the Company's voluntary reorganization under Chapter 11 created defaults and cross defaults pursuant to the terms of the Company’s debt which accelerated the maturity date.
Voluntary Reorganization Under Chapter 11
During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will continue to be cash on hand, cash flows from operations, borrowings under the DIP Facilities, other sales of inventory and the proposed transactions under the PSA.
In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Bankruptcy Cases. We anticipate that we will continue to incur significant professional fees and costs during the pendency of the Bankruptcy Cases.
Although, we believe our cash on hand, cash flow from operating activities, borrowings under the DIP Facilities, and other facilities other sales of inventory and the proposed transactions under the PSA will be adequate to meet the short-term liquidity requirements of our existing business, we cannot assure that such amounts will be sufficient to fund our operations, including operations during the period until such time, if any, and to make the required payments associated with the Bankruptcy Cases, until our Proposed Plan as outlined in the PSA receives the requisite acceptance and is confirmed by the Bankruptcy Court. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until after our Plan as outlined in the PSA or another plan of reorganization has been confirmed, if at all, by the Bankruptcy Court. If our future cash flows and capital resources are insufficient, we could face substantial liquidity problems and will likely be required to significantly reduce or delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake other significant restructuring measures, which could include reducing the size of our workforce or pursuing other alternatives to restructure or refinance our indebtedness. Such actions could increase the Company’s debt, negatively impact customer confidence in the Company’s ability to provide products, reduce the Company’s ability to raise additional capital, delay improvements in profitability, and adversely affect the Company’s ability to emerge from bankruptcy. There can be no assurance that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit the Company to meet its scheduled debt service obligations. In addition, if the Company incurs additional debt, the risks associated with its substantial leverage, including the risk that it will be unable to service the Company’s debt or generate enough cash flow to fund its liquidity needs, could intensify.

For further discussion of liquidity risks and risks associated with the Bankruptcy Cases, see “Item 1A. Risk Factors.”
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
Cash Flows
Cash Flows from Operating Activities
Net cash used in operating activities was $43 million in fiscal 2015, an increase of $16 million compared to the prior year. The following table summarizes the major categories of changes in cash flows from operations between fiscal 2015 and 2014:

In millions	Fiscal 2015	Fiscal 2014	$ Change
Net loss	$(307)	$(318)	11
Net effect of non-cash reconciling adjustments	194	263	(69)
Cash provided by operating assets and liabilities	66	46	20
Cash used in operating activities of continuing operations	(47)	(9)	(38)
Cash provided by/(used in) operating activities of discontinued operations	5	(18)	23
Net cash used in operating activities	$(43)	$(27)	$(15)

Net cash used in operating activities of continuing operations was $47 million in fiscal 2015, an increase of $38 million to fund our losses from operating activities, compared to the prior year. Net cash provided by our discontinued operations increased by $23 million for the same year.
Cash Flows from Investing Activities
Net cash used in investing activities was $4 million in fiscal 2015, an increase of $10 million compared to cash provided by investing activities of $6 million in the prior year. This increase was primarily attributable to a reduction in cash provided by investing activities of discontinued operations of $64 million, partially offset by an improvement in net restricted cash provided of $39 million and a decrease in capital expenditures in fiscal 2015 compared to the prior year. Capital expenditures were $33 million in fiscal 2015, a decrease of $20 million compared to the prior year. The investments made in 2015 were primarily focused on company-owned retail stores.

Cash Flows from Financing Activities
Net cash provided by financing activities was $46 million in fiscal 2015, an increase of $32 million compared to the prior year. This increase in cash provided was primarily attributable to increases in comparative net borrowings under our credit facilities of $38 million, partially offset by a reduction in proceeds from stock option exercises of $5 million.
Working Capital - Trade Accounts Receivable, net and Inventories
Two of the primary components of our working capital and near-term sources of cash at any point in time are trade accounts receivable, net and inventories. A comparison of the balances of these items as of October 31, 2015 and 2014 is as follows:

	October 31		Change
	2015	2014
Trade accounts receivable, net	$213	$311	$(98)
Average days sales outstanding(1)	82	90	(8)
Inventories	$295	$285	$10
Inventory days on hand(2)	131	120	11
___________

(1)
Computed as net accounts receivable as of the balance sheet date, excluding value added taxes, divided by the result obtained by dividing fiscal 2015 and fiscal 2014 fourth quarter net wholesale revenues by 90 days.

(2)	Computed as net inventory as of the balance sheet date divided by the result obtained by dividing fiscal 2015 and fiscal 2014 fourth quarter cost of goods sold by 90 days.
Net trade accounts receivable decreased $98 million to $213 million at October 31, 2015 compared to $311 million at October 31, 2014 primarily due to wholesale net revenue decline, and average days sales outstanding (“DSO”) improved by

8%, or 8 days. Total net inventory increased by $10 million as of October 31, 2015 compared to October 31, 2014 and inventory days on hand increased by 11 days year over year as a result.
Debt Structure
The filing of the Petitions on September 9, 2015 created defaults and cross defaults pursuant to the terms of the Company’s Indentures to its 10.000% Senior Notes due 2020 (the "2020 Notes"), 7.875% Senior Secured Notes due 2018 (the "2018 Notes"), 8.875% Notes due 2017 (the "2017 Notes"), and the ABL Credit Facility, which accelerated the due dates for the obligations. The filing of a petition under the Bankruptcy Code results in the automatic stay of virtually all actions of creditors to collect pre-petition debts, until such time the stay is modified or removed. With respect to the 2017 Notes, the Company has received waivers for the defaults and cross defaults and the rescission of the acceleration for a period of up to 210 days from September 9, 2015. The Company has presented its outstanding debt under the 2017 Notes in current liabilities not subject to compromise on its consolidated balance sheet as of October 31, 2015. The Company has presented its outstanding debt under the 2018 Notes and 2020 Notes in liabilities subject to compromise on its consolidated balance sheet as of October 31, 2015. Lastly, as discussed below in the DIP Financing section, the ABL Credit Facility was paid-off in September 2015.
Pursuant to the PSA and the Proposed Plan, the Company’s existing debt and accrued interest will be reduced by approximately $500 million, including the extinguishment of all of its 2018 Notes and 2020 Notes. Additionally, new debtor-in-possession financing of up to $175 million was provided, as more fully described below. The Company’s 2017 Notes would be reinstated upon the consummation of the transactions set forth in the plan of reorganization under the Petitions. For further information on the contemplated restructuring of the Company's capital and debt structure in conjunction with the Petitions, see Note 22 — Voluntary Reorganization under Chapter 11.
In addition to our debtor-in-possession financing discussed below, multiple banks in Europe make credit facilities available to us. A limited amount of our outstanding debt bears interest based on London Inter-Bank Offer Rate ("LIBOR") or Euro Inter-Bank Offer Rate ("EURIBOR") plus a credit spread. Our effective interest rates, therefore, will move up or down depending on market conditions. The credit spreads are subject to change based on our financial performance and market conditions.
Our debt outstanding, as denominated in either the U.S Dollar or other currencies, at October 31, 2015 includes short-term and long-term debt as follows:

In millions	Maturity Date	U.S. Dollar	Non-U.S. Dollar	Total
Debtor-in-Possession Term Loan Facility - 12% Fixed	February 5, 2016	$70,000	$—	$70,000
Debtor-in-Possession ABL Loan Facility - 4.5% Floating	February 5, 2016	8,146	9,588	17,734
Eurofactor line of credit - 0.6% Floating	October 31, 2016	22,835	—	22,835
Lines of credit - 0.8% - 1.9% Floating	December 10, 2015	2,308	—	2,308
2017 Notes - 8.875% Fixed (1)	December 15, 2017	—	218,905	218,905
2018 Notes - 7.875% Fixed (2)	August 1, 2018	280,000	—	280,000
2020 Notes - 10.000% Fixed (2)	August 1, 2020	225,000	—	225,000
Capital lease obligations and other borrowings - Various % (1)	Various	1,749	2,516	4,265
Total debt		610,038	231,009	841,047
Less: Liabilities subject to compromise		(506,749)	—	(506,749)
Less: Current portion		(103,289)	(230,106)	(333,395)
Long-term debt, net of current portion		$—	$903	$903
___________

(1)	The 2017 Notes have been classified as current liabilities not subject to compromise on the Company's consolidated balance sheet at October 31, 2015.

(2)
The 2018 Notes and 2020 Notes and other minor debt obligations have been reclassified to liabilities subject to compromise on the Company's consolidated balance sheet at October 31, 2015, as they are subject to resolution during the Bankruptcy Cases.

Borrowing Availability and Capacity
As of October 31, 2015, the Company's credit facilities, which includes the DIP Facilities described below, allowed for total cash borrowings and letters of credit of $125 million. The actual availability and maximum borrowings possible under certain credit facilities fluctuates with the amount of eligible assets comprising the "borrowing base." At October 31, 2015, we had a total of $43 million of direct borrowings and $39 million in letters of credit outstanding. The amount of availability for borrowings remaining as of October 31, 2015 was $44 million, $20 million of which could be used in the United States and APAC. Included in the $44 million of availability for borrowings, the Company had $6 million in availability for letters of credit and $18 million in availability for borrowings in EMEA.
DIP Financing
On September 10, 2015, the Bankruptcy Court approved, on an interim basis, the Company's debtor-in-possession financing in an aggregate amount of up to $175 million, consisting of (i) a $60 million asset-based loan (“ABL”) revolving credit facility (the “DIP ABL Facility”) provided by Bank of America, N.A., and (ii) a $115 million delayed draw term loan facility (the “DIP Term Loan Facility” and, together with the DIP ABL Facility, the "DIP Facilities") provided by affiliates of Oaktree Capital. Subject to the satisfaction of certain customary conditions to borrowing, the entire DIP ABL Facility and $70 million of the DIP Term Loan Facility became available upon entry of the interim order, and the balance of the DIP Term Loan Facility became available upon entry of the final order on October 28, 2015. The proceeds of the DIP Facilities were used in part to repay amounts outstanding under the pre-petition ABL Credit Facility.
The DIP Facilities will mature 150 days after the Petition Date, and contain representations, conditions, covenants and events of default customary for similar facilities. The DIP Facilities are collectively secured by all assets of the Debtors, and such liens are senior to the lien of the 2018 Notes. The DIP ABL Facility is secured by a first-priority lien on inventory, receivables, cash and other customary ABL collateral owned by the Debtors (“ABL Collateral”), and a second-priority lien on all other assets of the Debtors (“Term Loan Collateral”). The DIP Term Loan Facility has a first-priority lien on Term Loan Collateral, and a second-priority lien on all ABL Collateral. A portion of the DIP ABL Facility will be funded to certain Australian, Canadian and Japanese subsidiaries of the Company, which loans will be secured by assets of such foreign subsidiaries. The DIP Term Loan Facility bears interest at 12%. The DIP ABL Facility bears interest at LIBOR plus 3.5%.
The DIP Facilities include standard covenants which are customary for financing transactions of this type; amongst others, they include the retention of an outside restructuring consultant, restrictions on cash management, and compliance with the bankruptcy proceeding requirements. As of October 31, 2015, the Company was in compliance with these covenants.
For fiscal 2015, debt issuance costs for the DIP ABL Facility and DIP Term Loan Facility amounted to $1 million and $3 million, respectively, and have been recorded in reorganization items. All professional fees incurred for the DIP ABL Facility and DIP Term Loan Facility have been recorded in reorganization items.
Eurofactor and other EMEA lines of credit
On October 31, 2013, certain European subsidiaries of the Company entered into a line of credit facility (the "Eurofactor") with a commercial bank. The facility has an initial term of three years and borrowings are limited to €60 million. Borrowing availability under this facility is based on eligible EMEA trade accounts receivable; the facility does not contain any financial covenants.
The Company also maintains various credit facilities with several banks in Europe. These facilities are all unsecured, short-term facilities used to support day-to-day working capital needs of the EMEA segment.
The 2017 Notes
In December 2010, Boardriders S.A., the Company’s wholly-owned subsidiary, issued €200 million aggregate principal amount of its senior notes, which bear a coupon interest rate of 8.875% and are due December 15, 2017. For the year following December 15, 2014, the 2017 Notes were redeemable at 104.4%. The 2017 Notes were issued at par value in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Notes were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. The 2017 Notes were not registered under the Securities Act or the securities laws of any other jurisdiction.
The 2017 Notes are general senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Quiksilver, Inc. and certain of its current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. These subsidiary guarantors include entities with ownership of the Company's Quiksilver, Roxy, and DC trademarks worldwide.
The Company may redeem some or all of the 2017 Notes at fixed redemption prices as set forth in the indenture related to such 2017 Notes; however, the Company does not plan to exercise this redemption. The 2017 Notes indenture includes covenants that limit the Company’s ability to impose limitations on the ability of its restricted subsidiaries to pay dividends or make other payments to Quiksilver, Inc. In addition, this indenture includes covenants that limit the Company's ability to incur additional debt; pay dividends on its capital stock or repurchase its capital stock; make certain investments; enter into certain types of transactions with affiliates; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As a result of the Petitions, the Company has received waivers for the defaults and cross defaults and the rescission of the acceleration for a period of up to 210 days from September 9, 2015, which is February 5, 2016.
Pursuant to the PSA, upon emergence from bankruptcy, the 2017 Notes will be subject to a €50 million principal reduction and a three year extension of the maturity date.
The 2018 Notes and 2020 Notes
On July 16, 2013, Quiksilver, Inc. and its wholly-owned subsidiary, QS Wholesale, Inc. issued (i) $280 million aggregate principal amount in 7.875% Senior Secured Notes due 2018, and (ii) $225 million aggregate principal amount in 10.000% Senior Notes due 2020 (the “Original 2020 Notes”). These notes were issued in a private offering that was exempt from the registration requirements of the Securities Act. They were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside of the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. In November, 2013, the Original 2020 Notes were exchanged for publicly registered notes with identical terms, known as the 2020 Notes.
The issuers received net proceeds from the offering of the 2018 Notes and the Original 2020 Notes of approximately $493 million after deducting initial purchaser discounts, but before offering expenses. The Company used a portion of the net proceeds to redeem their former 2015 Notes on August 15, 2013. The Company also used portions of the net proceeds to repay in full and terminate its former Americas term loan, to pay down a portion of the then outstanding amounts under the ABL Credit Facility and to pay related fees and expenses. As a result of the repayments of the former 2015 Notes and the Americas term loan, the Company recorded non-cash expense to reorganization items of approximately $3 million to write-off the deferred debt issuance cost related to such debt during the fiscal year ended October 31, 2015. As a result of the Petitions, the Company recorded non-cash expense to reorganization items of approximately $4 million and $4 million to write-off the deferred debt issuance cost related to the 2018 Notes and 2020 Notes, respectively, during the fiscal year ended October 31, 2015.
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
The 2018 Notes and 2020 Notes indentures include covenants that limit the Company’s ability to impose limitations on the ability of its restricted subsidiaries to pay dividends or make certain other payments to the Company. In addition, these indentures include covenants that limit the Company’s ability to, among other things: use assets as security in other transactions; sell certain assets; merge with or into other companies; incur additional debt; issue certain preferred shares; pay dividends on its capital stock or repurchase capital stock; make certain investments; or enter into certain types of transactions with affiliates. As of October 31, 2015, the Company was in compliance with these covenants.
Pursuant to the PSA, upon emergence from bankruptcy, the 2018 Notes and 2020 Notes will be extinguished. New common shares will be issued to the holders of the 2018 Notes and $12.5 million in cash will be allocated between holders of the 2020 Notes and the general unsecured creditors.
For fiscal 2015, the contractual interest expense under the 2018 Notes and 2020 Notes was $22 million and $23 million, respectively, however, due to the Petitions, the Company ceased recording interest expense on the Petition Date. As a result, the Company recorded interest expense of $19 million for each of the 2018 Notes and 2020 Notes in the consolidated statement of operations for fiscal 2015.
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
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions.
Our significant contractual obligations and commitments as of October 31, 2015 are summarized in the following table:

	Payments Due by Period
In millions	One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Operating lease obligations (1)	$69	$110	$73	$86	$338
Long-term debt obligations (2) (3)	115	501	225	—	841
Professional athlete sponsorships (4)	7	5	2	1	14
Certain other obligations (5)	39	—	—	—	39
Total	$230	$616	$300	$87	$1,232
___________

(1)
Excludes payments for $19 million related to rejected lease contracts which have been included in liabilities subject to compromise on the consolidated balance sheet. Subsequent to October 31, 2015, the Company has entered motions to reject approximately $50 million of the lease commitments, which were included in the table above. These motions have been approved by the Bankruptcy Court. The Company may continue to enter additional motions to reject commitments during the Bankruptcy Proceedings.

(2)
Represents all long-term debt obligations, including capital leases and other borrowings, including liabilities subject to compromise on the 2018 Notes and 2020 Notes. Excludes required interest payments. See Note 9 — Debt to the consolidated financial statements for interest terms.

(3)	Includes payment for the 2018 Notes, the 2020 Notes and the 2017 Notes which would be eliminated or altered per terms of the PSA if approved by the Bankruptcy Court as noted below.

(4)
We establish relationships with professional athletes in order to promote our products and brands. We have entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to many variables. The amounts listed are the approximate amounts of minimum obligations required to be paid under these contracts. The estimated maximum amount that could be paid under existing contracts is approximately $26 million and would assume that all bonuses, victories, etc. are achieved during a five-year period. The actual amounts paid under these agreements may be higher or lower than the amounts listed as a result of the variable nature of these obligations.

(5)
Certain other obligations include approximately $39 million of contractual letters of credit with maturity dates of less than one year (see Note 9 — Debt to our consolidated financial statements for additional details). We also enter into unconditional purchase obligations with various suppliers of goods and services in the normal course of operations through purchase orders or other documentation. Such unconditional purchase obligations are generally outstanding for periods of less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item. We have approximately $21 million of tax contingencies related to uncertain tax positions, which is excluded from the table based on the uncertainty of the timing of the cash flows of these contingencies. See Note 14 — Income Taxes to our consolidated financial statements for additional information on our income taxes.

Voluntary Reorganization under Chapter 11

Pursuant to the PSA, the 2018 Notes and 2020 Notes will be extinguished, resulting in a reduction of $499 million of payments included in the table above. In addition, pursuant to the PSA, the 2017 Notes will be subject to a €50 million principal reduction and a three year extension of the maturity date if the Exchange Offer is successful. We can offer no assurance that we will be able to obtain Bankruptcy Court approval for our PSA or that the Exchange Offer will be successful.
Off Balance Sheet Arrangements
Other than certain obligations and commitments described in the table above, we did not have any material off balance sheet arrangements as of October 31, 2015.
Inflation
Inflation has been modest during the fiscal years covered by this report, resulting in an insignificant impact on our sales and profits.
New Accounting Pronouncements
For further information on new accounting pronouncements affecting the Company, see Note 2 — New Accounting Pronouncements to our consolidated financial statements.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). To prepare these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.
Accounting for Reorganization under Chapter 11
Entities that have filed for bankruptcy under Chapter 11 of the Bankruptcy Code are required to comply with the accounting requirements of Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 852 - Reorganization ("ASC 852"). ASC 852 requires entities in bankruptcy to identify their liabilities into those occurring before and after the bankruptcy filing. The liabilities incurred in the post-petition period are presented and classified as they ordinarily would be under GAAP. The liabilities which existed prior to the filing are also known as pre-petition liabilities. The pre-petition liabilities may be either secured, or unsecured or under secured. The unsecured and under secured liabilities are presented as Liabilities Subject to Compromise on the consolidated balance sheet at our estimate of the expected amount of the creditors' allowed claim under the Bankruptcy Cases, even if the claim will be ultimately be settled for a lesser amount. We used the guidance in ASC 450 - Loss Contingencies to recognize and measure the amount of allowed claims. The estimates and assumptions used to calculate an allowed claim may change from period to period as additional information is known and are subject to a high degree of uncertainty. We are unable to predict the final settlement of these allowed claims. Liabilities subject to compromise include trade accounts payable, debt obligations, accrued interest, workforce related obligations such as severance, obligations for lease losses, and other liabilities.

ASC 852 also requires entities to distinguish transactions and events related to the reorganization in their statements of income. Accordingly, we have classified expenses for transactions and events related to our reorganization in Reorganization Items in our consolidated statement of operations. Reorganization items include professional services related to the execution of our reorganization proceedings, professional services and other costs related to obtaining debtor-in-possession financing, expenses associated with rejected contracts, expenses to write-off unamortized debt financing costs and other items.
During bankruptcy proceedings, we will decide whether to assume or reject our existing contracts and executory contracts, such as leases, athlete sponsorship agreements, and employment agreements. Contracts rejected by us are terminated upon Bankruptcy Court approval. We recorded an estimated amount for our rejected contracts, including damage claims, as a liability subject to compromise on our consolidated balance sheet and a provision to reorganization items in our consolidated statement of operations. We may continue to reject certain remaining existing contracts and executory contracts during the remainder of the Bankruptcy Cases and may record additional estimated amounts for rejected contracts, including damage claims, in future periods.
We have reclassified our unsecured debt and under secured debt, principally consisting of our 2018 Notes and 2020 Notes, to liabilities subject to compromise in our consolidated balance sheet. We ceased amortizing deferred financing costs and original issuance discount and also ceased the accrual of interest as of Petition Date for the debt subject to compromise. We recorded a non-cash charge to reorganization items in fiscal 2015 to write off these remaining unamortized balances. We continue to accrue interest and amortize deferred financing costs and original issuance discount on our secured debt, including our 2017 Notes, as they would ordinarily be accounted for under GAAP.
The final resolution and settlement of liabilities subject to compromise is subject to approval by the Bankruptcy Court and could be at amounts lower than the amounts we recorded. The payment of liabilities subject to compromise is generally not allowed until our reorganization plan has been approved by the Bankruptcy Court, the timing of which cannot be predicted. Any differences between our recorded estimated allowed claims recorded in liabilities subject to compromise and the ultimate settlement amount to be distributed will be recorded as reorganization items in our consolidated statement of operations as incurred.
We have expensed professional services and other costs as incurred to obtain debtor-in-possession financing as such financing is expected to be replaced with other financing upon our emergence from bankruptcy. Concurrent with obtaining our debtor-in-possession asset-based line of credit financing to replace our previous asset-based line of credit, we expensed all of the associated existing unamortized deferred debt issuance costs related to the previous asset-based line of credit. These financing related expenses are included in reorganization items in the consolidated statement of operations.
Quiksilver, Inc., the parent company, continues to effectively retain control of its wholly owned Debtor subsidiaries included in the Bankruptcy Cases and all Debtors are under the same Bankruptcy Court jurisdiction. As a result, Quiksilver, Inc. continues to consolidate its Debtor subsidiaries in its consolidated financial statements.
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
In connection with the preparation of the Company's consolidated financial statements for the fourth quarter of fiscal 2015, the Company concluded that filing the Petitions, along with the delisting of the Company's stock from the New York Stock Exchange, were indicators of impairment of its long-lived assets. Furthermore, the Company concluded the lowered market prices on the 2017 Notes, 2018 Notes, 2020 Notes, and the decline in net sales were additional indicators of impairment. The Company utilized the income approach and the market approach to estimate the fair value of its indefinite-lived intangible assets which consists of trademarks. In the fourth quarter of fiscal 2015, based upon the results of its interim impairment evaluation of long-lived assets other than goodwill, the Company recorded non-cash asset impairment charges of $5 million and $2 million in the EMEA and APAC reporting units, respectively, to reduce the Quiksilver trademark to fair value. The fair value of the trademarks in the Americas reporting unit exceeded their carrying value by a substantial amount. Changes in estimates and assumptions used to determine whether impairment exists or changes in actual results compared to expected results could result in additional impairment charges in future periods.
In connection with the preparation of our third quarter consolidated financial statements for fiscal 2015, we concluded that the significant decline in the our stock price, lowered market prices on the 2018 Notes, 2020 Notes and 2017 Notes, and the decline in net sales, especially within the wholesale channel, were indicators of impairment. Consequently, we performed an interim impairment test of our indefinite-lived intangible assets, consisting of trademarks, using a discounted cash flow analysis, to determine whether the carrying value of our trademarks were less than the fair value. We determine the fair value of our trademarks using the relief from royalty method and the income method. Significant estimates in these approaches include projected future revenues, discount rates, royalty rates, the determination of similar products and revenue streams, selecting multiples for similar companies and other factors for each trademark. In the third quarter of 2015, based upon the results of its interim impairment evaluation of long-lived assets other than goodwill, the Company recorded a non-cash asset impairment charge of $16 million in the EMEA reporting unit to reduce the Quiksilver trademark to fair value.
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
During the third quarter of fiscal 2014, we recorded non-cash goodwill impairment charges totaling $178 million in continuing operations to fully impair goodwill in its EMEA reporting unit due to the significant decline in the Company's stock price and further net revenue deterioration in the EMEA wholesale channel.
During the third quarter of fiscal 2015, we recorded non-cash goodwill impairment charges of $74 million and $6 million in continuing operations to fully impair goodwill in its Americas and APAC reporting units due to the significant decline in the Company’s stock price, lowered market prices on the 2018 Notes, 2020 Notes, 2017 Notes and the decline in net sales, especially within the wholesale channel.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks. Two of these risks are foreign currency exchange rate fluctuations and changes in interest rates that affect interest expense. See also Note 16 — Derivative Financial Instruments to our consolidated financial statements.
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
Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. For all qualifying cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As of October 31, 2015, we were hedging a portion of forecasted transactions expected to occur through October 2016. Assuming exchange rates at October 31, 2015 remain constant, $9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 12 months.
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
EMEA revenues decreased 18% in U.S. dollars during fiscal 2015 compared to fiscal 2014 as reported in our consolidated financial statements. In constant currency, EMEA revenues decreased 1% primarily as a result of a stronger U.S. dollar versus various currencies in EMEA in comparison to the prior fiscal year.
APAC revenues decreased 6% in U.S. dollars during fiscal 2015 compared to fiscal 2014 as reported in our consolidated financial statements. In constant currency, APAC revenues increased 7% primarily as a result of a stronger U.S. dollar versus various currencies in APAC in comparison to the prior fiscal year.
Interest Rates
A limited amount of our outstanding variable rate debt bears interest based on London Inter-Bank Offer Rate ("LIBOR"), or Euro Inter-Bank Offer Rate ("EURIBOR") plus a credit spread. Our effective interest rates, therefore, will move up or down depending on market conditions. The credit spreads are subject to change based on financial performance and market conditions. Interest expense also includes financing fees and related costs and can be affected by foreign currency exchange rate movements upon translating non-U.S. dollar denominated interest expense into U.S. dollars for reporting purposes. The approximate amount of our variable rate debt was $43 million at October 31, 2015, and the weighted average effective interest rate at that time was 2.3%. If interest rates or credit spreads were to increase by 10% (i.e., to approximately 2.5%), our annual loss before tax would be increased by approximately $0.1 million based on the borrowing levels at the end of fiscal 2015.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of October 31, 2015.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 Framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year. Deloitte & Touche LLP has issued an attestation report (see below) on our internal control over financial reporting.
The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the assessment and analysis of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quiksilver, Inc.
Huntington Beach, California
We have audited the internal control over financial reporting of Quiksilver, Inc. and subsidiaries (the “Company”) as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2015, of the Company and our report dated January 26, 2016, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Costa Mesa, California
January 26, 2016

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our directors are elected at each annual stockholders meeting and hold office until the next annual stockholders meeting or until their respective successors are duly elected and qualified. Our bylaws provide that the number of directors constituting the board of directors will be determined by resolution of the board.
Our current directors are as follows:

Name	Age	Director Since	Position with Quiksilver
Robert B. McKnight, Jr.	62	1976	Director, Chairman of the Board
Pierre Agnes	51	2015	Director, Chief Executive Officer
William M. Barnum, Jr.	61	1991	Director
Joseph F. Berardino	65	2011	Director
Michael A. Clarke	51	2013	Director
M. Steven Langman	54	2009	Director
Andrew W. Sweet	44	2009	Director
Robert B. McKnight, Jr., co-founded Quiksilver in 1976, served as our Executive Chairman from January 2013 until October 2014 and has served as Chairman of the Board since March 2015. Mr. McKnight previously served as Chairman of the Board from 1976 until January 2013 and as Chief Executive Officer from August 1991 to January 2013. He also served as our President from 1979 through July 1991 and from February 2008 to January 2013. Mr. McKnight received a B.S. degree in Business Administration from the University of Southern California. Mr. McKnight also serves on the board of directors of Jones Trading Institutional Services, LLC, a private company. As co-founder of Quiksilver, Mr. McKnight is uniquely qualified to serve on our board. Mr. McKnight’s particular knowledge of the action sports industry and his long tenure of service to us provide an essential contribution to our board’s discussions regarding brand building opportunities and important growth strategies.
Pierre Agnes has been a member of the Board of Directors and our Chief Executive Officer since March 2015. Mr. Agnes previously served as our President from October 2014, Global Head of Apparel from March 2013, and President of Quiksilver Europe from June 2005. Prior to that, he served as Managing Director of Quiksilver Europe from December 2003 to June 2005. Between 1992 and 2002, Mr. Agnes founded and operated Omareef Europe, a licensee for our wetsuits and eyewear that we purchased in November 2002. Mr. Agnes originally joined us in 1988, first as team manager, and later in various capacities throughout our European marketing operations. Mr. Agnes’ long tenure with us as a senior executive, together with his expertise in multiple facets of our operations and his position as our Chief Executive Officer, make him ideally suited to provide the board with industry insights and keep the board informed of current business initiatives.
William M. Barnum, Jr. currently serves as a director of several private companies and has been a Managing Member of Brentwood Associates, a Los Angeles based venture capital and private equity investment firm since 1986. Prior to that, Mr. Barnum held several positions at Morgan Stanley & Co. Mr. Barnum graduated from Stanford University in 1976 with a B.A. in Economics and from the Stanford Graduate School of Business and Stanford Law School in 1981 with an M.B.A. and J.D. Due to Mr. Barnum’s extensive experience in venture capital and private equity investment, he provides valuable perspective to our board discussions on financial and capital market issues. Additionally, his retail and action sports industry experience, as well as his public company board service, provides important insight to our board.
Joseph F. Berardino currently serves as a Managing Director at Alvarez & Marsal, a global professional services firm. Prior to joining Alvarez & Marsal in October 2008, Mr. Berardino was Chairman of the Board of Profectus BioSciences, a biotechnology company, from 2004 until September 2008, and served as its Chief Executive Officer from October 2005 until January 2008. He previously served as Vice-Chairman of Sciens Capital Management, a New York-based alternative asset management firm from 2004 to September 2005 and prior to his tenure at Sciens, he served as Chief Executive Officer of Andersen Worldwide, a global accounting and consulting firm. Mr. Berardino graduated from Fairfield University with a B.S. in Accounting and has been a Certified Public Accountant since 1975 (inactive). Mr. Berardino’s extensive experience in public accounting and executive management provides him the ability to share with our Board valuable insights into financial reporting, corporate finance and compensation matters.
Michael A. Clarke currently serves as Managing Director and Chief Executive Officer of Treasury Wine Estates, an Australian wine producer and distributor. Prior to joining Treasury Wine Estates in March 2014, Mr. Clarke served as chief executive officer of Premier Foods Plc., a branded food company in the United Kingdom from August 2011 until February 2013. He has also served as President of Kraft Foods Europe from January 2009 until August 2011 and held several positions with The Coca-Cola Company from 1996 to 2008, including President-Northwest Europe from 2005 to 2008, President-South Pacific & Korea from 2000 to 2005 and Senior Vice President-Minute Maid International from 1996 to 2000. Mr. Clarke also has held a variety of positions with Reebok International Ltd. (1991 to 1996), served in senior financial roles with Acer Consulting (Far East) Ltd., consulting engineers, and as a chartered accountant with Deloitte. Mr. Clarke graduated from the University of Cape Town with a Bachelor of Commerce. As a result of his extensive experience in the executive management of some of the largest and most recognized companies in the world, as well as his background in the sports industry, and as a chartered accountant, Mr. Clarke provides our board with a wealth of business, management and financial experience, as well as invaluable insights into foreign business conditions in particular.
M. Steven Langman co-founded Rhône, a private equity firm, in 1996 and since that time has served as Managing Director. Prior to 1996, Mr. Langman was Managing Director of Lazard Frères & Co. LLC where he specialized in mergers and acquisitions, working in both London and New York. Mr. Langman joined Lazard in 1987. Before joining Lazard, he worked in the mergers and acquisition group of Goldman, Sachs & Co. Mr. Langman currently serves on the boards of certain companies in which Rhône or its controlled funds hold interests, including Elizabeth Arden, Inc., which is listed on the NASDAQ stock exchange. Mr. Langman received a B.A. with highest honors from the University of North Carolina at Chapel Hill and an MSc from the London School of Economics. Mr. Langman’s education and extensive experience in private equity, investment banking, mergers and acquisitions and capital markets provides our board with valuable guidance with respect to a range of international operational and financial matters.
Andrew W. Sweet has been a member of our Board since July 2009 and serves as our lead independent director. Mr. Sweet is a Managing Director of Rhône, a private equity firm, which he joined in 1996. Prior to joining Rhône, he worked in the mergers and acquisitions group of Lazard Frères & Co. LLC. Mr. Sweet currently serves on the boards of certain companies in which Rhône or its controlled funds hold interests, including Orion Engineered Carbons S.A., which is listed on the New York Stock Exchange. He graduated from Colgate University in 1993. Mr. Sweet has extensive experience in private equity and investment banking, which allows him to bring significant insight to our board particularly with respect to strategic planning and operational matters, as well as capital market and finance issues.
Pursuant to the terms of a Warrant and Registration Rights Agreement, we entered into on July 31, 2009 with Rhône Capital III L.P. and certain other parties thereto in connection with certain of our senior secured term loans, we were required to increase the number of directors constituting our board of directors by two and fill the newly-created directorships with two directors, Messrs. Langman and Sweet, proposed by two of the parties to the agreement, Triton Onshore SPV L.P. and Triton Coinvestment SPV L.P. (together, the “Appointing Funds”). At each meeting of our stockholders at which directors are to be elected, the Warrant and Registration Rights Agreement requires us to take all steps necessary to nominate one director proposed by Triton Onshore and one director proposed by Triton Coinvestment. If, for any reason, our board or nominating and governance committee determines that a director proposed by either Triton Onshore or Triton Coinvestment is unqualified to serve on our board, Triton Onshore or Triton Coinvestment, as applicable, has the right to propose an alternative individual to be nominated. In addition, if any director proposed by Triton Onshore or Triton Coinvestment is elected and subsequently ceases to serve as a director for any reason during his or her term, we are required to use reasonable best efforts to cause the vacancy created thereby to be filled with a replacement designated by the entity who proposed the director whose services have ceased. Triton Coinvestment’s right to propose one director continues until the parties to the agreement have sold one-third of the shares of our common stock issued upon exercise of the warrants (or warrants exercisable for such amount) issued pursuant to the Warrant and Registration Rights Agreement, other than to affiliates of Rhône Capital III, and Triton Onshore’s right to nominate one director continues until the parties to the agreement have sold two-thirds of the shares of common stock issuable upon exercise of the warrants (or warrants exercisable for such amount), other than to affiliates of Rhône Capital III. On August 9, 2010, in connection with a debt-for-equity exchange, we entered into a Stockholders Agreement, under which, among other things, each of the Appointing Funds is entitled to designate a director to our board of directors; provided, that if the parties to the agreement sell one-third or more of the common stock they received in the debt-for-equity exchange to any persons other than affiliates, then only Triton Onshore will be entitled to designate a director pursuant to the Stockholders Agreement, and if the parties to the agreement sell two-thirds or more of the common stock they received in the debt-for-equity exchange to any persons other than affiliates, then Triton Onshore’s right to designate a director pursuant to the Stockholders Agreement terminates; provided further, however, that for so long as any directors designated by the Appointing Funds pursuant to the Warrant and Registration Rights Agreement serve on the board of directors, then such directors will be counted as directors designated by the Appointing Funds for purposes of the Stockholders Agreement.

Executive Officers
Our current executive officers are as follows:

Name	Age	Position
Pierre Agnes	51	Chief Executive Officer
Thomas Chambolle	42	Chief Financial Officer
Stephen Coulombe	47	Chief Restructuring Officer
Greg Healy	50	President
For additional information with respect to Mr. Agnes who is also a director, see “Board of Directors” above.
Thomas Chambolle has been our Chief Financial Officer since March 2015. Mr. Chambolle joined us as our EMEA Chief Financial Officer in 2013. Previously, Mr. Chambolle was a Managing Partner at Ricol Lasteyrie, a financial advisory consulting firm in France, since 2010. Prior to that, he worked with French government agencies supporting businesses impacted by the global credit crisis, and previously worked as Chief Financial Officer of the spare parts division of Peugeot Citroen, a French car manufacturer.
Steve Coulombe has served as our Chief Restructuring Officer since September 2015. Mr. Coulombe is a senior managing director at FTI Consulting, Inc., a business advisory firm, and is in its Corporate Finance/Restructuring segment. Prior to joining FTI, Mr. Coulombe was with the U.S. division of Business Recovery Services of PricewaterhouseCoopers and its predecessor Pricewaterhouse. Prior to that, he held various positions in the real estate investment industry. Mr. Coulombe holds an M.B.A. from Babson College and a B.S. in business administration from the University of Massachusetts Amherst. He has taught a graduate level course at Babson College entitled “Turnaround Management” and is a member of the American Bankruptcy Institute and the Turnaround Management Association.
Greg Healy has served as our President since March 2015. Prior to that, Mr. Healy served as president of our APAC region from March 2010. Prior to that, Mr. Healy held several management positions within our APAC region, including Chief Executive Officer of Australasia from January 2009 to March 2010 and the dual roles of Chief Operating Officer and Chief Financial Officer of APAC region from 2002 to January 2009. Mr. Healy joined us in 1998 as controller for Australasia. He is a Certified Public Accountant and received his bachelor’s degree in business from Monash University in Melbourne, Australia.
Our executive officers are appointed by the board of directors and serve until their successors have been duly appointed and qualified, unless sooner removed.
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Certain officers, directors and greater-than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended October 31, 2015 all Section 16(a) filing requirements applicable to our officers, directors and greater-than ten percent beneficial owners were satisfied.
Code of Ethics
Our Corporate Governance Guidelines, Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics are available on our website located at www.quiksilverinc.com, and can be found under the “Investor Relations” and “Corporate Governance” links. We may post amendments to, or waivers of, the provisions of our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our website. Please note, however, that the information contained on our website is not incorporated by reference in, or considered part of, this filing.
Audit Committee
Our Board of Directors maintains a standing audit committee. The charter for our audit committee is available on our website at www.quiksilverinc.com. The audit committee charter requires that the committee be comprised of at least three members, all of whom must be independent under the NYSE listing standards and the Securities and Exchange Commission (SEC) rules regarding audit committee membership. The current members of our audit committee are Messrs. Barnum, Berardino

(Chairman), and Clarke, all of whom are “independent” under the NYSE listing standards and the applicable SEC rules. The board has determined that Mr. Berardino is an “audit committee financial expert” as defined by the rules of the SEC.

Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis discusses our executive compensation policies and programs and the compensation decisions regarding fiscal 2015 compensation with respect to our “named executive officers,” who are defined under Securities and Exchange Commission rules as a company’s chief executive officer (including any former chief executive officer that served at any time during the fiscal year), chief financial officer (including any former chief financial officer that served at any time during the fiscal year), the other three most highly compensated executive officers serving at fiscal year-end and up to two additional individuals that would have been among the three most highly compensated executive officers but for the fact that such individuals were no longer serving at fiscal year-end. For fiscal 2015, our named executive officers were:

•	Pierre Agnes (Chief Executive Officer)

•	Thomas Chambolle (Chief Financial Officer)

•	Greg Healy (President)

•	Andrew P. Mooney (former Chief Executive Officer)

•	Richard Shields (former Chief Financial Officer)

•	Alan Vickers (former EVP, Global Wholesale Sales and Operations, and General Manager, Americas Region)
The Compensation Committee
Compensation for our executive officers is determined by our compensation committee which currently consists of William M. Barnum, Jr. (Chairman), Joseph F. Berardino and Andrew W. Sweet. Each of the members (i) satisfies all of the independence requirements under the current NYSE listing standards, (ii) are “outside directors” (as defined in the regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code) and (iii) are “non-employee directors” as defined in Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934. The compensation committee’s responsibilities are set forth in its charter. The compensation committee has full authority to directly retain the services of outside counsel and compensation consultants without consulting or obtaining the approval from any of our officers.
Role of Executive Officers in Compensation Decisions
Mr. Agnes, our Chief Executive Officer, and other executive officers, attended portions of compensation committee meetings throughout the year in order to provide information and help explain data relating to matters under consideration by the committee. However, they were not present during deliberations or determinations of their respective compensation or during executive sessions. In addition, our executive officers have, from time to time, provided data and other materials to the committee to assist in the committee’s evaluation of executive compensation as well as materials relevant to the historical compensation and performance of our executive officers. In particular, Mr. Agnes provided the committee with input regarding his assessment of the other executive officers’ performance during fiscal 2015 and a recommendation regarding the amount and type of compensation to be paid to them.

Role of Compensation Consultant
During fiscal 2015, our compensation committee retained Mercer LLC, an external, independent compensation consultant to assist the committee in its duties, including by advising the committee with respect to a redesigned long-term incentive compensation program for fiscal 2015 and beyond that further implemented our philosophy of linking compensation to our operating objectives and the enhancement of stockholder value. In accordance with the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange, our compensation committee assessed the independence of Mercer and concluded that no conflicts of interest exist that would prevent Mercer from providing independent and objective advice to the committee. The compensation committee instructed Mercer to design and present to the committee a long-term incentive compensation program consisting of equity-based awards that would be granted to our executive officers and other key employees, to be implemented in fiscal 2015. As a result of Mercer’s recommendations, the committee implemented the grant of performance restricted stock units to certain of our employees, including the named executive officers, the terms of which are described in more detail below under “Equity-Based Compensation.”
Compensation Philosophy and Objectives
The compensation committee believes that we must be able to attract, motivate and retain qualified executives in order to be successful. To that end, the committee annually re-evaluates our executive compensation structure to support our philosophy of linking compensation to our operating objectives and the enhancement of stockholder value. The general principles followed by our committee are (i) to provide a cash compensation package consisting of competitive base salaries and incentive opportunities that are linked to corresponding levels of individual and corporate operating performance and (ii) to grant equity incentives pursuant to which increases in our stock price result in an increase in value for the executive officer, thus creating an incentive for our executive officers to increase our long-term stock performance.
Our executive compensation packages generally consist of the following elements:

•	Annual base salary;

•	Annual performance-based cash bonuses;

•	Equity-based compensation consisting of stock options, restricted stock and/or restricted stock unit awards ("RSUs");

•	Severance benefits; and

•
Perquisites which include, among other things, health, disability and life insurance, 401(k) matching contributions (which may be funded, or not, as determined by the compensation committee on an annual basis) and a clothing allowance to purchase our products at wholesale prices.

The combination of these compensation elements is intended to provide an opportunity for our executives to earn a total compensation package which is closely linked to our overall financial and operating performance. We also strive to ensure that our compensation program is competitive with the total compensation paid to similarly situated executives at other companies that we believe would be likely to compete with us for executive talent. However, we do not attempt to set each compensation element for each executive within a particular range related to levels provided by other companies. We believe that each element of our executive compensation program is beneficial in meeting the program’s overall objectives. We have not adopted a formula to allocate total compensation among these elements. Except as otherwise specifically noted in this Compensation Discussion and Analysis, executive compensation decisions made by the compensation committee are inherently subjective and the result of the compensation committee’s business judgment. In making its decisions regarding base salary, target and maximum bonus, and equity award grant levels for the named executive officers, the compensation committee generally considers (in addition to other items specifically noted below) the scope of the executive’s responsibility and the relative internal value to us of the position, the executive’s experience, past performance and expected future contributions, and the need to attract or retain the particular executive.
Stockholder Advisory Vote
In March 2014, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders overwhelmingly approved the compensation of our named executive officers, with over 86% of stockholder votes cast in favor of our say-on-pay resolution. As we evaluated our compensation practices and talent needs throughout fiscal 2015, we were mindful of the strong support our stockholders expressed for our philosophy of linking compensation to our operating objectives and the enhancement of stockholder value. As a result, for fiscal 2015 our compensation committee retained our general approach to executive compensation, with an emphasis on short and long-term incentive compensation that rewards our most senior executives when they deliver value for our stockholders.

Employment Agreements with our Named Executive Officers
During fiscal 2015, we were party to employment agreements with each of our named executive officers that provided certain compensation, severance and, in some instances, change in control benefits. The employment agreements, and the benefits provided thereunder, are described in detail under “Employment and Separation Agreements” below.
The compensation committee believes that these employment agreements are an essential element of our executive officers’ compensation packages in order to be competitive with other companies that compete with us for executive officer talent, and also to preserve employee morale and productivity, and encourage retention in the face of the potentially disruptive impact of an actual or potential change in control. The severance benefits contained in these agreements also allow executives to assess restructuring and major corporate transactions objectively without regard to the potential impact on their job security.
Design of the Executive Compensation Program
The major elements to our executive compensation program are reviewed and determined annually by the compensation committee, based on the criteria set forth below:
Base Salary
Our executive officer base salaries are reviewed and, if appropriate, adjusted annually by the compensation committee, although minimum salary levels are provided in each executive officer’s employment agreement. We try to ensure that the base salaries are competitive with similarly situated companies in terms of sales, breadth of product lines, multiple distribution channels, international operations and other related factors, but we do not draw rigid comparisons to such similarly situated companies’ executive compensation. We have not established a specific formula for determining base salary increases or decreases, nor have we identified a specific or consistent group of companies that we believe to be “similarly situated” as these may change from time to time. Further, in fiscal 2015, we did not perform any specific competitive compensation analysis with respect to setting the base salary levels of our executive officers.
The annualized base salary of each named executive officer for fiscal 2015 was as follows:

Executive Officer	Fiscal 2015 Base Salary ($)
Pierre Agnes (1)(2)	986,000
Thomas Chambolle (1)(2)	465,000
Greg Healy (2)	650,000
Andrew P. Mooney (3)	1,250,000
Richard Shields (4)	550,000
Alan Vickers (5)	500,000
___________

(1)
Cash compensation is paid in euros. For purposes of this Compensation Discussion and Analysis, all amounts have been translated into U.S. dollars at the October 31, 2015 exchange rate of 1.095 U.S. dollars for each euro.

(2)	Amount reflects annualized salary, effective as of March 26, 2015, the date of each such named executive officer’s promotion to his current position.

(3)
Mr. Mooney was removed as Chief Executive Officer in March 2015. Pursuant to his employment agreement, Mr. Mooney’s fiscal 2015 base salary was paid in 675,676 restricted stock units, 281,532 of which vested on Mr. Mooney’s termination date.

(4)	Mr. Shields resigned as Chief Financial Officer in March 2015.

(5)	Mr. Vickers was removed as Executive Vice President, Global Wholesale Sales and Operations, and General Manager, Americas Region in April 2015.
Annual Performance-Based Cash Bonus
We maintain our annual cash bonus plan, or Incentive Compensation Plan, in order to tie cash bonuses directly to the achievement of specific annual performance and operating goals. Our compensation committee believes this is an appropriate mechanism to incentivize our executive officers and align their compensation with the interests of our stockholders. The Incentive Compensation Plan provides an opportunity for our executive officers to earn annual performance-based cash bonuses based on our financial and operating performance and/or the executive officer’s individual performance during the fiscal year, with the exact criteria to be determined in the discretion of the compensation committee. Generally, after the end of each fiscal year, the compensation committee reviews our performance against the previously established company-wide or regional financial and operating goals and, if applicable, evaluates each executive officer’s performance against the individual goals set for that officer.
In November 2014, the compensation committee approved bonus award opportunities for fiscal 2015 under our Incentive Compensation Plan. Subject to the opportunity to earn more if we significantly exceeded our designated financial targets, each of the named executive officers was eligible to receive a target bonus under our Incentive Compensation Plan equal to 125% of his fiscal 2015 annualized base salary. For fiscal 2015, the compensation committee determined that each named executive officer’s bonus award opportunity would be based 50% on achievement of a company-wide fiscal 2015 EBITDA target of $66,000,000 and 50% on achievement of a company-wide fiscal 2015 Free Cash Flow target of ($3,000,000). The compensation committee based each named executive officer’s bonus award opportunity on EBITDA and Free Cash Flow based on the committee’s desire to emphasize profit and liquidity improvement in fiscal 2015. No bonus could be awarded to a named executive officer with respect to each target unless at least 85% of such target was achieved. In addition, each named executive officer was eligible to receive bonuses in excess of his target bonus if EBITDA and Free Cash Flow exceeded 108% of the applicable target, with the additional bonus reaching a maximum of 150% of such named executive officer’s target bonus in the event that at least 133% of each target was achieved. EBITDA is defined as income (loss) from continuing operations attributable to Quiksilver, Inc. before (i) interest expense, (ii) provision/(benefit) for income taxes, and (iii) depreciation and amortization. Free Cash Flow is defined as EBITDA less (i) cash interest expense, (ii) cash income taxes, and (iii) capital expenditures, plus non-cash stock compensation and changes in working capital.
For fiscal 2015, because less than 85% of each of the EBITDA and Free Cash Flow target was achieved, no cash bonuses were awarded to our named executive officers under the Incentive Compensation Plan.
Equity-Based Compensation
The compensation committee believes that the use of equity-based awards very closely aligns executive compensation with changes in our stock price and the value to be received by our stockholders during the same period, as well as provides an opportunity for increased equity ownership by our executive officers, which helps further link the interests of our executive officers with those of our stockholders. In March 2013, our stockholders approved the 2013 Performance Incentive Plan, which allows for certain equity based awards to be made to eligible participants.
Under our 2013 Performance Incentive Plan, the compensation committee has discretion, subject to the terms of the plan, to determine which executive officers are to receive awards, the time or times when awards are to be made, the number of shares subject to each award and the type of award, and the vesting and other provisions of the award.
Performance Restricted Stock Units. On November 3, 2014, the compensation committee granted awards of performance restricted stock units, which we refer to herein as “PSUs,” to certain of our employees, including 700,000 PSUs to Mr. Mooney, 150,000 PSUs to Mr. Shields, 350,000 PSUs to Mr. Agnes, 150,000 PSUs to Mr. Vickers, 150,000 PSUs to Mr. Healy and 24,000 PSUs to Mr. Chambolle. Under the applicable award agreements, half of the PSUs granted were eligible for vesting based on achievement of the financial targets tied to the cash bonus Incentive Compensation Plan described above (2015 PSUs) and half are eligible for vesting based on achievement of certain financial goals for fiscal 2016 to be determined by the compensation committee (2016 PSUs). Depending on our achievement of those financial goals, the number of 2015 PSUs and 2016 PSUs that vest (and the number of shares of our common stock that may be issued upon such vesting) may range from zero to 200% of the amount of the grant. Generally, vesting of the 2015 PSUs and the 2016 PSUs requires continued service of the employee through October 31, 2016. However, if the employee experiences a “qualifying termination” during fiscal 2015, meaning that the employee’s employment is terminated (i) by us without cause (as defined in the agreement), (ii) due to the employees death or permanent disability (as defined in the agreement), or (iii) by the employee for “good reason” (but only if the employee is party to a separate employment agreement that provides for the payment of severance upon such a termination, which is the case with each named executive officer), then upon the occurrence of the qualifying termination, the employee will be entitled to retain a prorated portion of 2015 PSUs based on the ratio of the number of calendar days in fiscal 2015 that occurred while the employee was in service to the total number of calendar days in fiscal 2015. The retained 2015 PSUs will remain subject to the vesting conditions described above. In the event of a qualifying termination during fiscal 2015, the employee’s 2016 PSUs will terminate and be cancelled. If the employee experiences a qualifying termination during fiscal 2016, it will have no impact on the employee’s 2015 PSUs and the employee will retain a portion of the employee’s 2016 PSUs to the same extent as the employee would have retained 2015 PSUs had the qualifying termination taken place in fiscal 2015.
During fiscal 2015, each of Messrs. Mooney and Vickers experienced qualifying terminations. For a description of the PSUs retained by Messrs. Mooney and Vickers, see “Employment and Termination Agreements” below. As a result of Mr. Shields's resignation during fiscal 2015, all of the PSUs held by Mr. Shields were cancelled for no value.

On April 7, 2015, in connection with the promotion of Messrs. Agnes, Chambolle and Healy to their current positions, the compensation committee granted an additional 350,000 PSUs to Mr. Agnes, 126,000 PSUs to Mr. Chambolle and 200,000 PSUs to Mr. Healy.
For fiscal 2015, because less than 85% of each of the EBITDA and Free Cash Flow target was achieved, the 2015 PSUs awarded to our named executive officers were cancelled and forfeited.
In the event that a change in control of Quiksilver occurs during fiscal 2016, and in connection with such event Quiksilver ceases to exist or ceases to exist as a public company, the number of 2016 PSUs that vest as a result shall each be determined by deeming each of the financial goals for the applicable period satisfied at the target/100% level; provided, however, that if and to the extent the compensation committee determines that our actual performance for fiscal 2016 through the date of the change in control event exceeds such target/100% level (with the applicable financial goal being prorated for the applicable period), the compensation committee may determine a greater number of 2016 PSUs will vest to reflect the actual performance level.
Stock Options. In order to provide further incentives to certain executive officers and key employees, in June 2015, the compensation committee granted stock option awards, including 1,300,000 stock options to Mr. Agnes, 1,000,000 stock options to Mr. Healy and 750,000 stock options to Mr. Chambolle. The stock options were granted with a strike price equal to the closing price of a share of our common stock on the NYSE on the date of grant, which was $0.861. Each award will vest and become exercisable in three equal and successive annual installments over the three year period commencing on the date of grant, provided the executive officer remains in our service through the applicable vesting date.
Pursuant to the Proposed Plan, all of our existing equity securities, including the PSUs and all outstanding stock options, will be cancelled and extinguished without holders receiving any distribution.
Severance and Change in Control Benefits
The compensation committee believes that severance protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers. Accordingly, we provide such protections for certain of our named executive officers and certain other executive officers under the terms of each executive’s employment agreement with us. The compensation committee evaluates the level of severance benefits provided to each named executive officer on a case-by-case basis, and in general, we consider these severance protections an important part of an executive’s compensation and consistent with competitive practices.
As described in more detail below under “Employment and Termination Agreements” and under “Potential Payments Upon Termination, Change in Control or Corporate Transaction,” certain payments may be made to our named executive officers upon a change in control or the termination of the executive’s employment with us depending upon the circumstances surrounding the termination of the executive’s employment.
As further described in more detail below under “Employment and Termination Agreements,” we entered into termination agreements with Messrs. Mooney and Vickers in April 2015, pursuant to which they became entitled to certain payments following the termination of their employment as executive officers.
Perquisites
We provide perquisites to our executive officers that we believe are typical of those provided to senior executives at other companies that compete with us for executive officer talent, which include health and group term life insurance benefits, long-term disability benefits, and 401(k) matching benefits (which may be funded, or not, as determined by the compensation committee on an annual basis). The provision of these perquisites is not tied to individual or corporate operating and financial performance. Instead, the compensation committee believes that these perquisites are beneficial to the creation of a competitive compensation package that is required to retain our executive officers’ services.
Tax and Accounting Implications
Section 162(m) of the Code limits our ability to deduct certain compensation over $1,000,000 paid to certain of our executive officers unless such compensation is based on performance objectives meeting certain criteria or is otherwise excluded from the limitation. Our compensation committee considers the impact of Section 162(m) when approving compensation for our executive officers. However, the compensation committee believes that there may be circumstances in which our interests are best served by maintaining flexibility in the way compensation is provided, whether or not the compensation is fully deductible under Section 162(m). Accordingly, some compensation paid to our executive officers may not be deductible to the extent that the aggregate of non-exempt compensation exceeds the $1,000,000 level. In addition, there can be no assurance that compensation intended to qualify for deductibility under Section 162(m) will, in fact, be deductible.

Material Compensation Committee Actions After Fiscal 2015
In November 2015, in connection with the Bankruptcy Cases, the compensation committee approved two related cash bonus key employee incentive programs (each, a “KEIP”), a U.S. program for employees of the Debtors and a non-U.S. program for employees of our non-Debtor affiliates. Messrs. Agnes and Chambolle are participants in the non-U.S. program. Mr. Healy is a participant in the U.S. program. Each KEIP is designed to provide incentives to the participants (the “KEIP Participants”) to pursue a timely and successful reorganization or sale. Each of the KEIP Participants have and will continue to play a central role in the Chapter 11 process, especially given the ongoing parallel processes for marketing the Debtors and their assets while simultaneously pursuing the consummation of the Proposed Plan. The compensation committee determined that incentivizing the KEIP Participants is critical in order to ensure that these key employees continue in their efforts to successfully guide the Debtors through the bankruptcy process and maximize value for the benefit of all the Debtors’ stakeholders.
Each KEIP provides for variable payouts to the KEIP Participants based upon the achievement of relevant target metrics, including (a) emergence from bankruptcy (through either effectiveness of a plan of reorganization or consummation of a sale of substantially all of the Debtors’ assets), (b) continued compliance with the post-petition credit agreements, including the covenants contained therein, and (c) the achievement of pre-determined personal goals (as determined by a designated superior for each KEIP Participant). Each of these metrics accounts for one-third of the maximum incentive bonus amount which may be earned by each KEIP Participant, such that failure to achieve any of the three metrics results in a deduction of one-third of the maximum incentive bonus amount. Furthermore, the date of emergence from bankruptcy (the “Emergence Date”) also impacts the earned bonus amount. If the Emergence Date occurs on or before February 15, 2016, then the full one-third portion of the maximum incentive bonus amount relating to the emergence from bankruptcy (the “Emergence Amount”) is earned; however, (i) if the Emergence Date occurs on or between February 16, 2016 and March 15, 2016, 85% of the Emergence Amount will be earned and (ii) if the Emergence Date occurs on or between March 16, 2016 and April 15, 2016, 70% of the Emergence Amount will be earned. Payments will be made on or before the fifteenth (15th) calendar day following the Emergence Date subject to later disgorgement as described below.
In the event that a that a KEIP Participant is terminated by us without cause or for reasons of death or disability, such KEIP Participant will be entitled to payment of a pro-rata portion of such KEIP Participant’s award based on the number of days the KEIP Participant was employed after the Petition Date through the date of termination, divided by the number of days from the Petition Date through the Emergence Date. If the KEIP Participant’s employment with us is terminated for cause prior to the payment date, he or she will forfeit any right to a payment under the KEIP. Finally, if a KEIP Participant voluntarily terminates his or her employment with us or is terminated for cause within forty-five (45) calendar days following the Emergence Date, then the KEIP Participant must return any previously paid KEIP bonus amount within five (5) business days of such termination.
The maximum cash bonus that each named executive officer is entitled to under the applicable KEIP is as follows:

Executive Officer	Maximum KEIP Bonus ($)
Pierre Agnes (1)	788,400
Thomas Chambolle (1)	349,000
Greg Healy	649,500
___________

(1)	KEIP bonus amounts for Messrs. Agnes and Chambolle were set in euros and have been translated into U.S. dollars at the October 31, 2015 exchange rate of 1.095 U.S. dollars for each euro.

Summary Compensation Table – Fiscal 2015, 2014, 2013
The following table sets forth summary information concerning the compensation of each of our named executive officers for all services rendered in all capacities to us for the fiscal years ended October 31, 2015, 2014 and 2014 (1):

Name and Principal Position (2)	Year	Salary $	Bonus $	Stock Awards $ (3)	Option Awards $ (3)	Non-Equity Incentive Plan Compensation $	All Other Compensation $ (4)	Total
Pierre Agnes (5)	2015	820,600	—	1,292,000	1,119,000	—	33,100	3,264,700
Chief Executive Officer	2014	617,500	—	—	—	—	7,200	624,700
	2013	617,500	—	548,000	—	—	7,000	1,172,500

Thomas Chambolle (5)	2015	380,700	11,400	276,000	646,000	—	18,500	1,332,600
Chief Financial Officer

Greg Healy (6)	2015	522,400	—	646,000	861,000	—	419,000	2,448,400
President

Andrew P. Mooney (7)	2015	4,700	—	1,784,900	—	—	553,400	2,343,000
Former Chief Executive	2014	1,000,000	—	—	—	—	52,300	1,052,300
Officer	2013	803,200	25,000	9,084,000	—	504,800	41,600	10,458,600

Richard Shields	2015	235,500	—	278,000	—	—	7,600	521,100
Former Chief Financial	2014	550,000	—	—	—	—	8,900	558,900
Officer	2013	522,900	—	—	—	—	8,700	531,600

Alan Vickers	2015	229,500	—	278,000	—	—	193,000	700,500
Former EVP, Global Wholesale Sales and Operations, and General Manager, Americas Region
___________

(1)
If the terms of the PSA are implemented, all of our existing equity securities, including our shares of common stock, options, RSUs, and warrants will be cancelled and extinguished without holders receiving any distribution.

(2)
The principal position for each executive officer reflects the executive office(s) and title(s) held by each of them during the fiscal year ended October 31, 2015. Mr. Agnes was appointed as our Chief Executive Officer in March 2015. Mr. Chambolle was appointed Chief Financial Officer in March 2015. Mr. Healy was appointed President in March 2015. Mr. Mooney was removed as Chief Executive Officer in March 2015. Mr. Shields resigned as Chief Financial Officer in March 2015. Mr. Vicker’s employment was terminated in April 2015.

(3)
The amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our executive officers. In accordance with SEC requirements, these amounts reflect the aggregate grant date fair value computed in accordance with the provisions of ASC Topic 718 related to stock and option awards to the named executive officers in the referenced fiscal year and without any adjustment for estimated forfeitures. See Note 12 of the Notes to Consolidated Financial Statements for the fiscal year ended October 31, 2015 for information regarding assumptions underlying the valuation of stock and option awards.

(4)
For Mr. Agnes for fiscal 2015, this amount includes $2,000 for a life insurance policy premium, $1,900 for a long-term disability policy premium, $500 for health insurance policy premium, $5,700 for clothing allowance to purchase our products at wholesale prices, and $23,000 for vehicle allowance. For Mr. Chambolle for fiscal 2015, this amount includes $2,000 for a life insurance policy premium, $1,900 for a long-term disability policy premium, $500 for health insurance policy premium, and $10,700 for vehicle allowance. For Mr. Healy for fiscal 2015, this amount includes $3,900 for a life insurance policy premium, $11,600 for clothing allowance to purchase our products at wholesale prices, $17,600 for vehicle allowance, $68,100 for superannuation contributions as required by Australian law, and a relocation bonus and housing allowance of $75,200 and $242,600, respectively, for his relocation from Australia to southern California. For Mr. Mooney for fiscal 2015, this amount includes $2,000 for a life insurance policy premium, $4,000 for health insurance policy premium, $16,900 for car service for travel between his home and our headquarters and for business related travel in southern California, $8,700 tax gross-up reimbursement associated with such car service, and

$521,800 in severance payments. For Mr. Shields for fiscal 2015, this amount includes $2,000 for a life insurance policy premium, $800 for a long-term disability policy premium, and $4,800 for health insurance policy premium. For Mr. Vickers for fiscal 2015, this amount includes $2,000 for a life insurance policy premium, $3,500 for health insurance policy premium, and $187,500 in severance payments. Certain of the above benefits of Messrs. Agnes and Chambolle were set in euros and the amounts reflect the U.S. dollar value of these payments at an average exchange rate during fiscal 2015 of approximately 1.135 U.S. dollars per euro and fiscal 2014 and fiscal 2013 of approximately 1.300 U.S. dollars per euro. In addition, certain of the above benefits of Mr. Healy were set in Australian dollar and the amounts reflect the U.S. dollar value of these payments at an average exchange rate during fiscal 2015 approximately 0.771 U.S. dollars per Australian dollar.

(5)
Base salary and bonus were set in euros and his base salary and bonus amounts reflect the U.S. dollar value of these payments at an average exchange rate in fiscal 2015 of approximately 1.135 U.S. dollars per euro and fiscal 2014 and fiscal 2013 of approximately 1.300 U.S. dollars per euro.

(6)
Base salary was set in Australian dollar and his base salary amount reflects the U.S. dollar value of the payments at an average exchange rate in fiscal 2015 of approximately 0.771 U.S. dollars per Australian dollar.

(7)
Included in Mr. Mooney’s 2015 stock award was his 2015 salary of $489,900 in the form of restricted stock units. Pursuant to Mr. Mooney's employment agreement, his fiscal 2015 base salary was paid in 675,676 restricted stock units, 281,532 of which vested on his termination date with a vested value of $489,900. See additional discussion following under “Employment and Termination Agreements.”

Employment and Termination Agreements
Mr. Agnes
We are party to an employment agreement with Pierre Agnes, our Chief Executive Officer. This agreement and, under the terms of this agreement, Mr. Agnes’ employment with us, will automatically terminate on October 31, 2016 (unless the parties agree to an extension). The agreement may be terminated by us or Mr. Agnes for any reason, subject to the payment of certain amounts as set forth below. Under the agreement, we currently pay Mr. Agnes a base salary at an annual rate equal to €900,000 (approximately U.S. $986,000, assuming at the October 31, 2015 exchange rate of 1.095 US dollars per euro). Our compensation committee has the discretion to adjust this base salary based on our performance, Mr. Agnes’ performance, market conditions or such other factors as the committee deems relevant. The agreement also provides that Mr. Agnes is eligible to receive an annual discretionary bonus on terms approved by the compensation committee.
The agreement requires us to maintain a term life insurance policy on the life of Mr. Agnes in the amount of €2,000,000 (approximately U.S. $2,190,000, assuming at the October 31, 2015 exchange rate of 1.095 US dollars per euro), payable to his designees; provided, however, that we are not required to pay annual premiums for the policy in excess of €5,000 (approximately U.S. $5,500, assuming at the October 31, 2015 exchange rate of 1.095 US dollars per euro). The agreement also provides that Mr. Agnes will continue to be a participant in our equity incentive plans, on terms established by our board of directors that must be substantially similar to those granted to our other senior executives. The agreement further provides that Mr. Agnes will be covered by our group health insurance programs and our long-term disability plan for senior executives on the same terms and conditions applicable to comparable employees. We are also required to provide Mr. Agnes with a clothing allowance to purchase our products at wholesale prices.
If we terminate Mr. Agnes’ employment without “Cause” (as defined below), or if Mr. Agnes terminates his employment for “Good Reason” (as defined below) within six months of the event constituting Good Reason, the agreement provides that we will: (1) continue to pay Mr. Agnes’ gross remuneration for a period of eighteen months, (2) pay a pro rata portion of the annual bonus earned, if any, for the fiscal year in which the termination occurs and (3) pay the full amount of any unpaid annual bonus earned from the preceding fiscal year. The foregoing payments are also payable in the event that Mr. Agnes’ employment agreement terminates on October 31, 2016 and his employment terminates effective the same date. If we terminate Mr. Agnes for Cause or Mr. Agnes terminates his employment without Good Reason, then he will receive his base salary and benefits earned and accrued prior to termination and, if the basis for Cause is his death or disability, a pro rata portion of his annual bonus earned for the year in which the termination occurs. In order to receive the payments specified above, other than those earned prior to termination, Mr. Agnes is required to sign a release of claims.
The agreement requires that if we grant stock options to Mr. Agnes after the date of the agreement, the options must provide that if he is terminated by us without Cause, as a result of his death or disability or by him for Good Reason, all of the options will automatically vest in full on an accelerated basis and remain exercisable until the earlier to occur of (1) the first anniversary of the termination, (2) the end of the option term, or (3) termination pursuant to other provisions of the option plan or option agreement, such as a corporate transaction.
For purposes of the agreement, Cause generally includes (1) death, (2) permanent disability, (3) willful misconduct in the performance of duties, (4) commission of a felony or violation of law involving moral turpitude or dishonesty, (5) self-dealing,

(6) willful breach of duty, (7) habitual neglect of duty, or (8) material breach by Mr. Agnes of his obligations under the employment agreement.
For purposes of the agreement, Good Reason generally includes (1) the assignment to Mr. Agnes of duties materially inconsistent with his position, as set forth in the agreement, without his consent, (2) a material change in his reporting level from that set forth in the agreement, without his consent, (3) a material diminution in his authority, without his consent, (4) a material breach by us of our obligations under the agreement, (5) the failure by us to obtain from any successor, before the succession takes place, an agreement to assume and perform our obligations under the employment agreement or (6) requiring Mr. Agnes to be based more than 150 km from Saint Sean de Luz, France, without the his consent.
Mr. Healy
We are party to an employment agreement with Greg Healy, our President. Pursuant to the agreement, Mr. Healy receives an annual base salary of $650,000, which may be adjusted on an annual basis (but not below $650,000). The agreement also provides that Mr. Healy will be paid superannuation contributions at the minimum rate required to avoid liability under Australian law, and that Mr. Healy is eligible to receive an annual discretionary bonus on terms approved by the compensation committee. The agreement may be terminated by us or Mr. Healy for any reason, subject to the payment of certain amounts as set forth below.
The agreement requires us to maintain a AUD $2,000,000 (approximately $1,542,000 at the October 31, 2015 exchange rate of 0.771 dollars per Australian dollar) term life insurance policy on the life of Mr. Healy, payable to his designee; provided, however, that we are not required to pay annual premiums for the policy in excess of AUD $5,000 (approximately $3,950 at the October 31, 2015 exchange rate of 0.771 U.S. dollars per Australian dollar).
The agreement also provides that Mr. Healy will continue to be a participant in our 2013 Performance Incentive Plan, or any successor equity plan, on terms established by the board. The agreement further provides that Mr. Healy will be covered by a senior manager income protection plan in the event of illness or injury on the same terms and conditions applicable to comparable employees in Australia. Mr. Healy will also receive an AUD $15,000 (approximately $11,600 at the October 31, 2015 exchange rate of 0.771 U.S. dollars per Australian dollar) annual clothing allowance to purchase our products at wholesale prices, and a vehicle allowance for the business-related operating costs of one vehicle.
If we terminate Mr. Healy’s employment without Cause, if Mr. Healy’s employment agreement terminates on October 31, 2017 and his employment terminates effective the same date, or if Mr. Healy terminates his employment for Good Reason within six months of the event constituting Good Reason, the agreement provides that we will pay Mr. Healy: (1) his base salary and superannuation contributions for a period of eighteen months, (2) any amounts required by Australian law (including, as applicable, pay in lieu of notice of termination, redundancy pay, pay in lieu of long service leave and pay in lieu of untaken annual leave), (3) a pro rata portion of the annual bonus earned, if any, for the fiscal year in which the termination occurs, and (4) the full amount of any unpaid annual bonus earned from the preceding fiscal year. In order to receive the payments specified above, other than those earned prior to termination, Mr. Healy is required to sign a release of claims.
The agreement requires that if we grant stock options to Mr. Healy after the date of the agreement, the options must provide that if he is terminated by us without Cause, as a result of his death or disability or by him for Good Reason, all of the options will automatically vest in full on an accelerated basis and remain exercisable until the earlier to occur of (1) the first anniversary of the termination, (2) the end of the option term, or (3) termination pursuant to other provisions of the option plan or option agreement, such as a corporate transaction.
“Cause” and “Good Reason” are defined substantially similar to the definitions set forth above under the description of the Mr. Agnes’ employment agreement above.
Mr. Mooney
On April 7, 2015, we entered into a separation agreement with Mr. Mooney.
Pursuant to the terms of the agreement, consistent with the terms of his employment agreement, we agreed to pay Mr. Mooney wage continuation pay in the total amount of $2,504,800, less required tax deductions and withholdings, payable commencing May 2015 and ending March 2017. In connection with the Bankruptcy Cases, we ceased making wage continuation payments to Mr. Mooney in September 2015. In addition, had Mr. Mooney earned a bonus award pursuant to our Incentive Compensation Plan for fiscal year 2015, Mr. Mooney would have been entitled to a pro rata portion of such bonus. No such bonus was earned.
The agreement further provides that Mr. Mooney will retain: (i) 480,000 Stock Price-Based RSUs (as defined in our definitive proxy statement for our 2015 annual meeting of stockholders), pursuant to the restricted stock unit agreement between us and Mr. Mooney, dated January 11, 2013, (ii) 669,767 Stock Price-Based RSUs, pursuant to the restricted stock unit agreement between us and Mr. Mooney, dated March 19, 2013, and (iii) 140,000 2015 PSUs, pursuant to the performance restricted stock unit agreement between us and Mr. Mooney, dated November 3, 2014. The foregoing retained Stock Price-Based RSUs will continue to be subject to the vesting conditions set forth in the applicable award agreement. The retained 2015 PSUs were subsequently cancelled and forfeited in accordance with their terms. In addition, pursuant to the amendment to Mr. Mooney’s employment agreement entered into on November 3, 2014, and the related restricted stock unit agreement, 281,532 restricted stock units granted to Mr. Mooney in lieu of a cash base salary for fiscal 2015 vested and the underlying shares of the our common stock were issued to Mr. Mooney. All other restricted stock awards granted to Mr. Mooney were cancelled and forfeited.
The agreement also provides for other customary terms and conditions, including a release of claims against us and our affiliates by Mr. Mooney.
Mr. Vickers
On April 1, 2015, we entered into a separation agreement with Mr. Vickers.
Pursuant to the terms of the agreement, consistent with the terms of his employment agreement, we agreed to pay Mr. Vickers wage continuation pay in the total amount of $750,000, less required tax deductions and withholdings, payable commencing April 2015 and ending September 2016. In connection with the Bankruptcy Cases, we ceased making wage continuation payments to Mr. Vickers in September 2015. In addition, had Mr. Vickers earned a bonus award pursuant to our Incentive Compensation Plan for fiscal year 2015, Mr. Vickers would have been entitled to a pro rata portion of such bonus. No such bonus was earned.
The agreement further provides that Mr. Vickers will retain 31,233 2015 PSUs, pursuant to the performance restricted stock unit agreement between us and Mr. Vickers, dated November 3, 2014. The retained 2015 PSUs were subsequently cancelled and forfeited in accordance with their terms.
The agreement also provides for other customary terms and conditions, including a release of claims against us and our affiliates by Mr. Vickers.

Grants of Plan-Based Awards – Fiscal 2015
The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the fiscal year ended October 31, 2015:

Name	Approval Date	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($) (5)
			Threshold ($) (3)	Target ($) (3)	Maximum ($) (3)	Threshold (#)	Target (#)	Maximum (#)
Pierre Agnes (6)	—	11/3/14	—	—	—	—	350,000	700,000	—	—	1.850	648,000
	—	4/7/15	—	—	—	—	350,000	700,000	—	—	1.840	644,000
	—	6/22/15	—	—	—	—	—	—	1,300,000	—	0.861	1,119,000
	—	—	838,000	1,233,000	1,479,000	—	—	—	—	—	—	—

Thomas Chambolle (6)	—	11/3/14	—	—	—	—	24,000	48,000	—	—	1.850	44,000
	—	4/7/15	—	—	—	—	126,000	252,000	—	—	1.840	232,000
	—	6/22/15	—	—	—	—	—	—	750,000	—	0.861	646,000
	—	—	395,000	581,000	698,000	—	—	—	—	—	—	—

Greg Healy	—	11/3/14	—	—	—	—	150,000	300,000	—	—	1.850	278,000
	—	4/7/15	—	—	—	—	200,000	200,000	—	—	1.840	368,000
	—	6/22/15	—	—	—	—	—	—	1,000,000	—	0.861	861,000
	—	—	553,000	813,000	975,000	—	—	—	—	—	—	—

Andrew P. Mooney	—	11/3/14	—	—	—	—	700,000	1,400,000	—	—	1.850	1,295,000

Richard Shields	—	11/3/14	—	—	—	—	150,000	300,000	—	—	1.850	278,000

Alan Vickers	—	11/3/14	—	—	—	—	150,000	300,000	—	—	1.850	278,000
____________

(1)
The non-equity incentive plan awards reported under this caption represent awards pursuant to our Incentive Compensation Plan. The material terms of this plan are discussed above under the heading “Compensation Discussion and Analysis – Design of the Executive Compensation Program – Annual Performance-Based Cash Bonus.”

(2)
Additional information regarding the vesting and acceleration provisions applicable to these awards and other material terms of such awards are set forth under the heading “Compensation Discussion and Analysis - Design of the Executive Compensation Program - Equity-Based Compensation” and “Potential Payments Upon Termination, Change in Control or Corporate Transaction - Award Agreements and Incentive Compensation Plan.”

(3)	Reflects the estimated possible payouts under the 2015 Annual Performance-Based Cash Bonus Award.

(4)
In June 2015, the compensation committee granted stock option awards to certain executive officers and key employees. The stock options were granted with a strike price equal to the closing price of a share of our common stock on the NYSE on the date of grant, which was $0.861. Each award will vest and become exercisable in three equal and successive annual installments over the three year period commencing on the date of grant, provided the executive officer remains in our service through the applicable vesting date.

(5)	The grant date fair value of each equity award has been computed in accordance with FASB ASC Topic 718 and without any adjustments for forfeitures.

(6)	The Incentive Compensation Plan bonus was payable in euros but has been converted for purposes of this table into U.S. dollars at the October 31, 2015 exchange rate of 1.095 U.S. dollars per euro.

Outstanding Equity Awards at Fiscal Year-End 2015
The following table sets forth summary information regarding outstanding equity awards held by our named executive officers at October 31, 2015:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)

Pierre Agnes	12/26/07	55,000	—	9.000	12/27/17	—	—	—	—
	01/16/09	20,000	—	1.770	01/17/19	—	—	—	—
	04/06/09	20,000	—	1.250	04/07/19	—	—	—	—
	08/07/09	340,000	—	2.230	08/08/19	—	—	—	—
	12/23/09	150,000	—	2.350	12/24/19	—	—	—	—
	12/22/10	100,000	—	5.200	12/23/20	—	—	—	—
	06/22/15	—	1,300,000	0.861	06/23/25	—	—	—	—
	06/13/11	—	—	—	—	—	—	800,000(3)	10,200
	11/13/12	—	—	—	—	—	—	200,000(3)	2,500
	11/03/14	—	—	—	—	—	—	350,000(4)	4,400
	04/07/15	—	—	—	—	—	—	350,000(4)	4,400

Thomas Chambolle	06/10/13	—	100,000	6.720	06/10/23	—	—	—	—
	06/22/15	—	750,000	0.861	06/23/25	—	—	—	—
	11/03/14	—	—	—	—	—	—	24,000(4)	300
	04/07/15	—	—	—	—	—	—	126,000(4)	1,600

Greg Healy	12/22/10	100,000	—	5.200	12/23/20	—	—	—	—
	06/22/15	—	1,000,000	0.861	06/23/25	—	—	—	—
	06/13/11	—	—	—	—	—	—	750,000(3)	9,500
	11/03/14	—	—	—	—	—	—	150,000(4)	1,900
	04/07/15	—	—	—	—	—	—	200,000(4)	2,500

Andrew P. Mooney	01/11/13	—	—	—	—	—	—	480,000(3)(5)	6,100
	03/19/13	—	—	—	—	—	—	669,767(3)(5)	8,500
	11/03/14	—	—	—	—	—	—	140,000(4)(5)	1,800

Richard Shields	05/11/12	200,000	—	3.01	5/12/22	—	—	—	—

Alan Vickers	11/03/14	—	—	—	—	—	—	31,233(4)(5)	400
____________

(1)
Stock options granted to Messrs. Agnes, Chambolle and Healy in June 2015 will vest and become exercisable in three equal and successive annual installments over the three year period commencing on the date of grant, provided the executive officer remains in our service through the applicable vesting date. All other stock options granted to them vest in a lump sum on the fourth anniversary of the applicable grant date, provided they remain in our service through such vesting date. For Mr. Shields's stock options granted in May 2012, 100,000 of the stock options vest and become exercisable in three equal and successive annual installments over the three year period commencing on the date of grant, provided the executive officer remains in our service through the applicable vesting date. The remaining 100,000 of stock options vest only if, and to the extent that, he achieved certain performance objectives prior to November 1, 2012, and the portion of such options for which performance objectives were achieved (which was 100%) then vests in three equal and successive annual installments commencing November 1, 2012, provided he remained in our service through the applicable vesting date.

(2)
Although the RSUs will not vest unless a significantly higher price is achieved, the market value of RSUs are calculated by multiplying the number of shares of stock underlying the RSUs held by the applicable executive officer that had not vested as of October 31, 2015 by $0.013, the fair market value of our common stock on October 31, 2015.

(3)
The RSUs granted pursuant to this award will only vest if during any consecutive 30-day period the weighted average per share trading price of our common stock equals or exceeds $12.50, however, if such threshold is achieved prior to the first anniversary of the grant date, the RSUs will not become vested until such first anniversary. The RSUs vest on an accelerated basis in the event of certain corporate transactions or a change in control pursuant to which the holders of our common stock become entitled to receive per-share consideration having a value equal to or greater than $9.28. In the event of a corporate transaction or change in control resulting in per-share consideration less than such amount, the RSUs will only vest in the sole discretion of the board of directors. Vesting of the RSUs requires the executive to remain in our service through the vesting date, provided, however, that if the executive’s service terminates due to death, permanent disability, retirement or termination by us other than for misconduct, then the executive will generally retain the number of RSUs equal to the total number of RSUs awarded to such executive multiplied by the number of months that have passed since the grant date, divided by the number of months between the grant date and November 1, 2016, which RSUs shall remain subject to vesting. The RSUs terminate if they do not vest prior to November 1, 2016.

(4)
Under the applicable award agreements, half of the PSUs granted were eligible for vesting based on achievement of the financial targets tied to the 2015 PSUs and half are eligible for vesting based on achievement of certain financial goals for fiscal 2016 to be under the 2016 PSUs. Depending on our achievement of those financial goals, the number of 2015 PSUs and 2016 PSUs that vest (and the number of shares of our common stock that may be issued upon such vesting) may range from zero to 200% of the amount of the grant. Generally, vesting of the 2015 PSUs and the 2016 PSUs requires continued service of the employee through October 31, 2016. However, if the employee experiences a “qualifying termination” during fiscal 2015, meaning that the employee’s employment is terminated (i) by us without cause (as defined in the agreement), (ii) due to the employees death or permanent disability (as defined in the agreement), or (iii) by the employee for “good reason” (but only if the employee is party to a separate employment agreement that provides for the payment of severance upon such a termination, which is the case with each named executive officer), then upon the occurrence of the qualifying termination, the employee will be entitled to retain a prorated portion of 2015 PSUs based on the ratio of the number of calendar days in fiscal 2015 that occurred while the employee was in service to the total number of calendar days in fiscal 2015. The retained 2015 PSUs will remain subject to the vesting conditions described above. In the event of a qualifying termination during fiscal 2015, the employee’s 2016 PSUs will terminate and be cancelled. If the employee experiences a qualifying termination during fiscal 2016, it will have no impact on the employee’s 2015 PSUs and the employee will retain a portion of the employee’s 2016 PSUs to the same extent as the employee would have retained 2015 PSUs had the qualifying termination taken place in fiscal 2015.

(5)
During fiscal 2015, each of Messrs. Mooney and Vickers experienced qualifying terminations. The PSUs presented are net of cancellations from the original grant. For a description of the PSUs retained by Messrs. Mooney and Vickers, see “Employment and Termination Agreements” above.

Option Exercises and Stock Vested - Fiscal 2015
The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers during the fiscal year ended October 31, 2015:

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized Upon Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
Pierre Agnes	—	—	—	—
Thomas Chambolle	—	—	—	—
Greg Healy	—	—	—	—
Andrew P. Mooney (1)	—	—	281,532	489,900
Richard Shields	—	—	—	—
Alan Vickers	—	—	—	—
___________

(1)
Pursuant to Mr. Mooney's employment agreement, his fiscal 2015 base salary was paid in 675,676 restricted stock units, 281,532 of which vested on his termination date. See additional discussion above under “Employment and Termination Agreements.”

Potential Payments Upon Termination, Change in Control or Corporation Transaction
As described above under “Employment and Termination Agreements,” certain payments may be made to our named executive officers upon a change in control or the termination of their employment with us depending upon the circumstances of the termination, which includes termination by us for Cause, termination by us without Cause, automatic termination upon expiration of the employment agreement term (if any), termination by the executive for Good Reason, other voluntary termination by the executive, death, or permanent disability. In addition, the award agreements for stock options and restricted stock units and the Incentive Compensation Plan documents also address these circumstances, as well as the effects of a corporate transaction.
Definition of Triggering Events
Under the applicable award agreements, vesting of restricted stock units, performance restricted stock units and stock options granted to employees, including the named executive officers, may be affected upon a “change in control,” “change in control event” or a “corporate transaction.” A “change in control” is defined as a change in ownership or control effected through either (i) the acquisition, directly or indirectly by any person or related group of persons (other than Quiksilver or a person that directly or indirectly controls, is controlled by, or is under common control with, Quiksilver), of beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to our stockholders, or (ii) a change in the composition of our board over a period of thirty-six (36) consecutive months or less such that a majority of the board members ceases, by reason of one or more contested elections for board membership, to be comprised of individuals who either (A) have been board members continuously since the beginning of such period or (B) have been elected or nominated for election as board members during such period by at least a majority of the board members described in clause (A) who were still in office at the time the board approved such election or nomination. A “change in control event” is defined as the occurrence of (i) a “change in the ownership” of Quiksilver within the meaning of Treasury Regulation 1.409A-3(i)(5)(v), (ii) a “change in the effective control” of Quiksilver within the meaning of Treasury Regulation 1.409A-3(i)(5)(vi)(A) (replacing “30 percent” with “50 percent” as used in paragraph (1) of such regulation), or (iii) a change “in the ownership of a substantial portion of the assets” of Quiksilver within the meaning of Treasury Regulation 1.409A-3(i)(5)(vii). A “corporate transaction” is defined as either of the following stockholder-approved transactions to which we are a party: (i) a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction, or (ii) the sale, transfer or other disposition of all or substantially all of our assets in complete liquidation or dissolution of the company.

Treatment of Stock Options
Upon a corporate transaction, unvested stock options will accelerate and vest in full unless the options are assumed by the successor corporation or replaced with a cash incentive program preserving the spread between the exercise price and the fair market value of the options at the time of the corporate transaction. Similarly, unvested shares of restricted stock will accelerate and vest upon a corporate transaction unless the rights and obligations with respect to the shares are assigned to, and assumed by, the successor corporation. In addition, if a change in control occurs, or a corporate transaction occurs and a successor corporation is assigned and assumes our rights and obligations with respect to shares of restricted stock, and we subsequently terminate an employee for any reason, other than misconduct, all outstanding shares of restricted stock accelerate and vest. “Misconduct” is defined as the commission of any act of fraud, embezzlement or dishonesty by the employee, any unauthorized use or disclosure by such person of our confidential information or trade secrets, or any other intentional misconduct by such person adversely affecting our business or affairs in a material manner.
Under the applicable award agreements, vesting of stock options granted to employees, including the named executive officers, may be accelerated in certain other circumstances. Under stock option award agreements, upon termination for cause or for misconduct, the entire award is generally forfeited. Upon termination by us without cause, termination by the employee for good reason (as defined in their employment agreements), death or disability, the unvested portion of the award is forfeited; provided, however, that only with respect to stock options granted after May 2005, the entire award is immediately vested with respect to our named executive officers. Depending on the type of termination, the time to exercise the vested portion of the stock options varies from three months to one year. In no event is this period later than the expiration date of the option.
Treatment of Stock Price-Based RSUs
Upon a corporate transaction or change in control pursuant to which the holders of our common stock become entitled to receive per-share consideration having a value equal to or greater than $9.28, unvested Stock Price-Based RSUs would vest and the shares of common stock subject to the Stock Price-Based RSUs would immediately be issued. If a corporate transaction or change in control occurs and the per-share consideration is less than $9.28, the Stock Price-Based RSUs will only vest in the sole discretion of the board of directors, and if the board does not exercise such discretion to cause the Stock Price-Based RSUs to vest in connection with a corporate transaction or change in control, the Stock Price-Based RSUs will be cancelled.
Under the applicable award agreements, the Stock Price-Based RSUs granted to our employees, including the named executive officers, vest and shares of our common stock subject to the Stock Price-Based RSUs are immediately issued if during a consecutive 30-day period the weighted average per-share trading price of our common stock equals or exceeds $12.50 unless such price threshold occurs during the first 12 months following the date of grant, in which case the Stock Price-Based RSUs will become vested and the shares will be issued on the 12-month anniversary of the grant date. However, if the employee is terminated for misconduct as defined above or the employee voluntarily resigns for any reason other than retirement, death or permanent disability prior to the 12-month anniversary of the grant date, the Stock Price-Based RSUs will be cancelled. If an employee ceases to provide service due to the employee’s death, permanent disability, retirement or termination by us other than for misconduct, then the employee will generally retain a number of Stock Price-Based RSUs equal to the total number of Stock Price-Based RSUs awarded multiplied by a fraction, the numerator of which is the number of months that have passed since the grant date and the denominator of which is the number of months between the grant date and November 1, 2016, and all remaining Stock Price-Based RSUs will be cancelled. However, solely for purposes of determining the number of Stock Price-Based RSUs retained following termination, the Stock Price-Based RSUs awarded to Mr. Agnes in November 2012 and January 2013 are treated as having a grant date of June 13, 2011 (the grant date of the Stock Price-Based RSUs awarded in fiscal 2011 that were canceled in 2013). Unless otherwise authorized by the compensation committee, upon termination for misconduct or an employee’s voluntary resignation for any reason other than retirement, death or permanent disability, the Stock Price-Based RSUs will be cancelled.
Treatment of Bonus Awards under Incentive Compensation Plan
Under our Incentive Compensation Plan, if an employee retires, dies or terminates employment as a result of permanent disability, unless otherwise determined by the compensation committee, the employee will be entitled to a payment based on actual performance in accordance with the terms of the plan and pro-rated based on the length of the employee’s service during the applicable plan period. Except as provided in the preceding sentence or as otherwise provided in an employee’s employment agreement, an employee whose employment terminates will forfeit all rights to any payment under the plan. The compensation committee has discretion to reduce or eliminate any employee’s right to a bonus payment under the Incentive Compensation Plan at any time and for any reason.

Treatment of PSUs
For the consequences of a termination of employment or change in control on the PSUs awarded during fiscal 2015, please see the discussion under the heading “Compensation Discussion and Analysis – Design of Compensation Program - Equity-Based Compensation ” above.
Quantification of Potential Benefits Payable
The following tables set forth a quantification of estimated benefits payable to our named executive officers, except Messrs. Mooney, Shields and Vickers, who were no longer employed by us as of October 31, 2015, under various circumstances regarding a change in control, corporate transaction and the termination of their employment. In calculating these benefits, we have taken into consideration or otherwise assumed the following:

•	Termination of employment occurred on October 31, 2015, the last day of our 2015 fiscal year.

•	We have valued equity awards using the $0.01 per share closing market price of our common stock on the over-the-counter market on October 31, 2015, the last trading day of our 2015 fiscal year.

•
Because the closing market price of our common stock on the over-the-counter market on October 31, 2015 was $0.01 per share, we have assumed with respect to Stock Price-Based RSUs that a corporate transaction or change in control occurring on October 31, 2015 would have resulted in per-share consideration to holders of our common stock of less than $9.28 and that the board of directors would not have exercised its discretion to nevertheless cause any then unvested Stock Price-Based RSUs to vest.

•	Because we failed to achieve at least 85% of the EBITDA and Free Cash Flow targets associated with the 2015 PSUs, we have assumed that the 2015 PSUs had no value as of October 31, 2015.

•	We have valued stock options at their intrinsic value, equal to the difference between $0.01 and the per share exercise price, multiplied by the number of shares underlying the stock options.
The actual benefits paid to Messrs. Mooney and Vickers upon termination of their employment are set forth above under “Employment and Termination Agreements.” Because Mr. Shields resigned without Good Reason, he was not entitled to any additional compensation beyond his base salary earned on and prior to his termination date.
Since May 2005, our named executive officer employment agreements have provided that all future stock option grants will (1) accelerate on termination due to death or disability, termination without cause or termination for good reason and (2) remain exercisable for 1 year thereafter unless the stock option otherwise terminates pursuant to its terms. Previously, these employment agreements provided that stock options accelerated only on termination without cause or termination for good reason within 12 months of a change in control.
Estimated Benefits Payable As a Result of Termination of Employment by Employee for Good Reason, by Us Without Cause or Automatic Termination Upon Expiration of Specified Term of Employment Agreement

Elements	Pierre Agnes (4)	Thomas Chambolle	Greg Healy
Salary continuation (1)	$1,479,000	$—	$975,000
Early vesting of stock options (2)	—	—	—
Incentive Compensation Plan (3)	—	—	—
Total (5)	$1,479,000	$—	$975,000
____________

(1)	Represents gross remuneration continuation in the case of Messrs. Agnes and Healy for eighteen months following termination.

(2)
Represents the value of unvested stock options as of October 31, 2015 which accelerate on termination without Cause or automatic termination of employment upon expiration of employment agreement with a specified term. As of October 31, 2015, none of our named executive officers held stock options with exercise prices below the fair market value of our common stock.

(3)
Under Messrs. Agnes’ and Healy’s employment agreement, if we terminate the executive’s employment without Cause during a fiscal year, the executive is entitled to receive a pro rata portion of any bonus earned pursuant to a bonus award approved by the compensation committee for such year. No such bonus awards were approved by the compensation committee for fiscal year 2015.

(4)	The dollar amount indicated for salary continuation for Mr. Agnes is based on an exchange rate of approximately 1.095 U.S. dollars per euro.

(5)
Does not include any amount for Stock Price-Based RSUs retained following termination. In the event an executive officer’s employment is terminated other than due to death, permanent disability, retirement or termination by us other than for misconduct, the executive officer generally retains a portion of his Stock Price-Based RSUs equal to the total number of Stock Price-Based RSUs held multiplied by a fraction, the numerator of which is the number of months which have passed since the grant date of the Stock Price-Based RSU and the denominator of which is the total number of months from the grant date to November 1, 2016. All other Stock Price-Based RSUs will be cancelled. Retained Stock Price-Based RSUs remain subject to the price vesting requirements set forth above under “Treatment of Stock Price-Based RSUs,” and terminate if they do not vest prior to November 1, 2016.

Estimated Benefits Payable As a Result of Termination of Employment by Employee For Good Reason or by Us Without Cause Within Twelve Months Following a Change in Control (1)

Elements	Pierre Agnes (5)	Thomas Chambolle	Greg Healy
Salary continuation (1)(2)	$1,479,000	$—	$975,000
Early vesting of stock options (3)	—	—	—
Incentive Compensation Plan (4)	—	—	—
Total (6)	$1,479,000	$—	$975,000
____________

(1)	The employment agreements of Messrs. Agnes and Healy do not include the concept of, or a definition for, change in control.

(2)	Represents gross remuneration continuation in the case of Messrs. Agnes and Healy for eighteen months following termination.

(3)
Represents the value of unvested stock options as of October 31, 2015 which accelerate on termination for Good Reason or without Cause, assuming the unvested stock options had not previously accelerated in connection with the change in control. As of October 31, 2015, none of our named executive officers held stock options with exercise prices below the fair market value of our common stock.

(4)
Under Messrs. Agnes’ and Healy’s employment agreement, if we terminate the executive’s employment without Cause during a fiscal year, the executive is entitled to receive a pro rata portion of any bonus earned pursuant to a bonus award approved by the compensation committee for such year. No such bonus awards were approved by the compensation committee for fiscal year 2015.

(5)	The dollar amounts indicated for salary continuation for Mr. Agnes is based on an exchange rate of approximately 1.095 U.S. dollars per euro, since Mr. Agnes’ base salary was paid in euros.

(6)
Does not include any amount for Stock Price-Based RSUs retained following termination. In the event an executive officer’s employment is terminated other than due to death, permanent disability, retirement or termination by us other than for misconduct, the executive officer generally retains a portion of his Stock Price-Based RSUs equal to the total number of Stock Price-Based RSUs held multiplied by a fraction, the numerator of which is the number of months which have passed since the grant date of the Stock Price-Based RSU and the denominator of which is the total number of months from the grant date to November 1, 2016. All other Stock Price-Based RSUs will be cancelled. Retained Stock Price-Based RSUs remain subject to the price vesting requirements set forth above under “Treatment of Stock Price-Based RSUs,” and terminate if they do not vest prior to November 1, 2016.

Estimated Benefits Payable as a Result of Termination of Employment Upon Retirement

Elements	Pierre Agnes	Thomas Chambolle	Greg Healy
Incentive Compensation Plan (1)	$—	$—	$—
Total	$—	$—	$—
____________

(1)
Under the terms of the Incentive Compensation Plan, if an employee retires during a fiscal year, the executive is entitled to receive a pro rata portion of any bonus earned pursuant to a bonus award approved by the compensation committee for such year, unless otherwise determined by the compensation committee. No such bonus awards were approved by the compensation committee for fiscal year 2015.

Estimated Benefits Payable As a Result of Termination of Employment Due to Death or Disability

Elements	Pierre Agnes	Thomas Chambolle	Greg Healy
Early vesting of stock options (1)	$—	$—	$—
Incentive Compensation Plan (2)	—	—	—
Total	$—	$—	$—
____________

(1)
Represents the value of unvested stock options as of October 31, 2015 which accelerate on termination due to death or disability. As of October 31, 2015, none of our named executive officers held stock options with exercise prices below the fair market value of our common stock.

(2)
Under Messrs. Agnes’ and Healy’s employment agreement, if we terminate the executive’s employment without Cause during a fiscal year, the executive is entitled to receive a pro rata portion of any bonus earned pursuant to a bonus award approved by the compensation committee for such year. No such bonus awards were approved by the compensation committee for fiscal year 2015.

Estimated Benefits Payable As a Result of a Corporate Transaction and Without the Termination of the Executive Officers’ Employment (1)

Elements	Pierre Agnes	Thomas Chambolle	Greg Healy
Early vesting of stock options (2)	$—	$—	$—
Total	$—	$—	$—
____________

(1)
For purposes of this table, “corporate transaction” means either of the following stockholder-approved transactions to which we are a party: (i) a merger or consolidation in which securities possessing more than 50% of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction or (ii) the sale, transfer or other disposition of all or substantially all of our assets and complete liquidation or dissolution.

(2)
Represents the value of unvested stock options as of October 31, 2015 which accelerate on a corporate transaction, assuming the options are neither assumed by the successor corporation nor replaced with a cash incentive program preserving the spread existing at the time of the corporate transaction. As of October 31, 2015, none of our named executive officers held stock options with exercise prices below the fair market value of our common stock.

Director Compensation
Our compensation committee, which consists only of independent directors, annually reviews and considers revisions to non-employee director compensation. The board reviews the committee’s recommendations and determines the amount of non-employee director compensation. Directors who are also our employees receive no additional compensation for serving on our board.

The following table describes the current compensation arrangements for our non-employee directors under our Non-Employee Director Compensation Policy.

Compensation (1)(2)
Annual Restricted Stock Award (3)	Automatic 15,000 share restricted stock award if director has served at least 6 months on our board as a non-employee director
Annual Stock Option Award (3)	Automatic 25,000 share stock option grant if director has served at least 6 months on our board as a non-employee director
Chair of Audit Committee	Automatic 25,000 share stock option grant if director has served at least 6 months on our board as a non-employee director
Chairs of Other Committees	Automatic 15,000 share stock option grant if director has served at least 6 months on our board as a non-employee director
Non-Chair Committee Member	Automatic 10,000 share stock option grant if director has served at least 6 months on our board as a non-employee director
______________

(1)
In addition to the automatic grants set forth above, in May 2015 we granted to the Chairman of the newly formed Strategy Review Committee options to purchase an additional 15,000 shares. Also in May 2015 we granted each other member of the Strategy Review Committee options to purchase 10,000 shares.

(2)
We do not pay our non-employee directors meeting attendances fees. However, we reimburse directors for travel and other out-of-pocket expenses incidental to their service as a director. We also extend coverage to all directors under a directors’ and officers’ indemnity insurance policy.

(3)
In addition to the annual awards, we also automatically award 15,000 restricted shares of common stock and options to purchase 25,000 shares of common stock to non-employee directors upon their commencement of service as a director.

The annual restricted stock and option awards, and additional stock option awards for service as a Chair or member of a committee of our board, are granted on the date of each annual meeting of our stockholders, provided the non-employee director continues to serve as a non-employee director after such meeting and has served as a non-employee director for at least six months. Grants for service as a Chair or member of a committee of our board are based upon the board committee(s) on which the non-employee director serves immediately after such annual meeting, and whether the non-employee director serves as Chair of any such board committee immediately after such meeting.
Each option grant under our Non-Employee Director Compensation Policy has an exercise price per share equal to the fair market value per share of our common stock on the grant date and has a maximum term of seven years, subject to earlier termination following the director’s cessation of service on the board. Each option is immediately exercisable and fully vested on the date of grant for all of the shares subject to the option. Each option grant held by a director upon his or her termination of board service remains exercisable for up to a twelve (12)-month period following his or her termination date.
Each restricted stock award vests in a series of three successive equal annual installments over the period beginning with the grant date of such award. The vesting dates with respect to the annual awards of restricted stock occur on the first, second and third anniversaries of the award date, or, if earlier, the day immediately preceding the date of our annual meeting of stockholders for each such year. An initial award of restricted stock vests on the first, second and third anniversaries of the award date. Non-employee directors will not vest in any additional shares of restricted stock following his or her cessation of service as a board member; provided, however, that if such cessation of board service occurs by reason of his or her death or disability, then all outstanding shares of restricted stock will immediately vest. Restricted stock awards also vest in full on an accelerated basis upon the occurrence of certain changes in control of Quiksilver, Inc. during the period of board service. As the restricted stock awards vest, the underlying shares of common stock cease to be subject to any restrictions, other than applicable securities laws.
The following table sets forth certain information regarding the compensation earned by, or awarded to, each non-employee director who served on our board of directors in fiscal 2015. During fiscal 2015, Messrs. Agnes and Mooney were each employees of Quiksilver and were not compensated for their services as directors. The compensation paid to Messrs. Agnes and Mooney is presented above with the other named executive officers.

Director Compensation Table – Fiscal 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1) (3)	All Other Compensation ($) (4)	Total ($)
Brian M. Barnum, Jr.	—	25,500	85,000	2,000	112,500
Joseph F. Berardino	—	25,500	126,300	2,000	153,800
Bernd Beetz (5)	—	25,500	42,500	2,000	70,000
Michael A. Clarke	—	25,500	75,700	2,000	103,200
Elizabeth Dolan (6)	—	25,500	42,500	2,000	70,000
M. Steven Langman (7)	—	25,500	59,500	2,000	87,000
Robert B. McKnight	—	—	—	2,000	2,000
Andrew W. Sweet (7)	—	25,500	92,700	2,000	120,200
______________

(1)
The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our directors. In accordance with SEC requirements, these amounts reflect the grant date fair value computed in accordance with the provisions of ASC 718 related to stock and option awards to directors in fiscal 2015, disregarding estimated forfeitures. See Note 12 of the accompanying Notes to Consolidated Financial Statements for information regarding assumptions underlying the valuation of stock and option awards. In fiscal 2015 our non-employee directors received a combination of restricted stock and stock option awards as described above. With respect to such awards, as of October 31, 2015, each non-employee director held the number of outstanding and unvested restricted shares of common stock and outstanding options for the number of shares of common stock set forth below:

Name	Restricted Shares (#)	Shares Subject to Options (#)
Brian M. Barnum, Jr.	30,000	202,500
Joseph F. Berardino	30,000	175,000
Bernd Beetz	25,000	50,000
Michael A. Clarke	30,000	95,000
Elizabeth Dolan	—	50,000
M. Steven Langman (7)	30,000	167,500
Robert B. McKnight	1,250,000	875,000
Andrew W. Sweet (7)	30,000	187,500
______________

(2)
On March 17, 2015, the date of our 2015 annual meeting of stockholders, each of the listed non-employee directors was automatically awarded 15,000 restricted shares of our common stock. These represent the only restricted stock awards granted to our non-employee directors during fiscal 2015.

(3)
On March 17, 2015, the date of our 2015 annual meeting of stockholders, each of the listed non-employee directors was automatically awarded an option to purchase 25,000 shares of our common stock. In addition, in May 2015 we granted additional options to purchase our common stock to members of the newly formed Strategy Review Committee (Mr. Berardino (Chairman), Mr. Clarke and Mr. Sweet), as described above. These represent the only stock option awards granted to our non-employee directors during fiscal 2015.

(4)	Reflects annual clothing allowance to purchase our products at wholesale prices.

(5)	Mr. Beetz resigned from the board of directors on September 4, 2015.

(6)	Ms. Dolan resigned from the board of directors on May 28, 2015.

(7)
Messrs. Langman and Sweet each have entered into an agreement by which each of them agreed to receive and hold these options and stock awards as agent of and on behalf of Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. As noted in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” each of Messrs. Langman and Sweet has disclaimed beneficial ownership of these securities for purposes of Section 16 and Section 13D of the Securities Exchange Act of 1934, as amended.
Compensation Committee Interlocks and Insider Participation
Each of Messrs. Barnum, Berardino and Sweet served as a member of the compensation committee during the fiscal year ended October 31, 2015. There are no compensation committee interlocks between any of our executive officers and any entity whose directors or executive officers serve on our board of directors or compensation committee.
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this annual report on form 10-K, and based on that review and discussion the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.
The Compensation Committee of
the Board of Directors

William M. Barnum, Jr.
Joseph F. Berardino
Andrew W. Sweet

January 26, 2016
The above report of the compensation committee will not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate the same by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information with respect to (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of the current directors, (iii) each of the current executive officers listed in the Summary Compensation Table, and (iv) all current directors and executive officers as a group, including the number of shares of our common stock beneficially owned by each of them as of December 31, 2015, is set forth below:

Name of Individual or Identity of Group (1)	Shares of Common Stock Beneficially Owned	Percent of Outstanding Common Stock Beneficially Owned
Entities Affiliated with Rhône Capital III	57,309,942 (2)	33.5%
630 Fifth Avenue, 27th Floor
New York, NY 10111
T. Rowe Price Associates, Inc.	16,090,790 (3)	9.4%
100 E. Pratt Street
Baltimore, MD 21202
PRIMECAP Management Company	9,789,296 (4)	5.7%
225 South Lake Avenue #400
Pasadena, CA 91101
Offshore Exploration and Production, LLC	9,319,790 (5)	5.4%
13430 Northwest Freeway (Hwy 290), Suite 800
Houston, TX 77040
Robert B. McKnight, Jr.	3,336,515 (6)	1.9%
Pierre Agnes	859,709 (7)	*
William M. Barnum, Jr.	636,150 (8)	*
M. Steven Langman	262,500 (9)	*
Andrew W. Sweet	282,500 (10)	*
Joseph F. Berardino	280,000 (11)	*
Michael A. Clarke	152,000 (12)	*
Thomas Chambolle	—	*
Stephen Coulumbe	—	*
Greg Healy	100,000 (13)	*
Andrew P. Mooney	381,532	*
Richard Shields	200,000 (14)	*
Alan Vickers	—	*
All executive officers and directors as a group (13 persons)	6,490,906 (15)	3.8%
____________
* Less than 1% of the outstanding shares

(1)
Unless otherwise indicated, the address for each of the named individuals is c/o Quiksilver, Inc., 5600 Argosy Circle, #100, Huntington Beach, California 92649. Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law). Except for shares of our common stock held in brokerage accounts, which may from time to time, together with other securities held in these accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned by our directors, nominees for director or executive officers are currently pledged as security for any outstanding loans or indebtedness.

(2)
According to the Schedule 13D jointly filed August 10, 2009, as amended June 17, 2010, June 28, 2010 and August 11, 2010, by Triton SPV L.P. (“Triton”), Triton Onshore SPV L.P. (“Triton Onshore”), Triton Offshore SPV L.P. (“Triton Offshore”), Triton Coinvestment SPV L.P. (“Triton Coinvestment”), Romolo Holdings C.V. (“Romolo”), Rea Silvia GP C.V. (“Rea Silvia”), Triton GP SPV LLC (“Triton GP”), Numitor Governance S.A.R.L. (“Numitor”), Rhône Capital III L.P. (“Rhône Capital III”), Rhône Holdings III L.L.C. (“Rhône Holdings III”), Rhône Capital L.L.C. (“Rhône Capital”) and Rhône Group L.L.C. (“Rhône Group”), the reporting persons hold, in the aggregate, warrants exercisable for 25,653,831 shares. Romolo, Triton, Triton Onshore, Triton Offshore and Triton Coinvestment (collectively, the “Holders”) hold directly 1,601,774 warrants, 3,203,881 warrants, 10,343,522 warrants, 8,620,765 warrants and 1,883,889 warrants, respectively. Rea Silvia, as the general partner of Romolo, may be deemed to be the beneficial owner of the securities held and beneficially owned by Romolo. Numitor, as the managing general partner of Rea Silvia, may be deemed to be the beneficial owner of the securities that are deemed to be beneficially owned by Rea Silvia. Rhône Group, as the manager of Numitor, may be deemed to be the beneficial owner of the securities that are deemed to be beneficially owned by Numitor. Triton GP, as the general partner of each of Triton, Triton Onshore, Triton Offshore and Triton Coinvestment, may be deemed to be the beneficial owner of the securities held and beneficially owned by Triton, Triton Onshore, Triton Offshore and Triton Coinvestment. Rhône Capital III, as the sole member of Triton GP, may be deemed to be the beneficial owner of the securities that are deemed to be beneficially owned by Triton. Rhône Holdings, as the general partner of Rhône Capital III, may be deemed to be the beneficial owner of the securities that are deemed to be beneficially owned by Rhône Capital III. Rhône Capital, as the sole member of Rhône Holdings III may be deemed to be the beneficial owner of the securities that are deemed to be beneficially owned by Rhône Holdings III. M. Steven Langman and Andrew W. Sweet, directors of the Company, are also managing directors of Rhône Group. Messrs. Langman and Sweet have entered into an agreement by which each of them agreed to receive and hold any options or stock awards granted to them as a member of our board of directors as agent of and on behalf of the Holders. Each of Messrs. Langman and Sweet hold 65,000 shares of common stock, 30,000 shares of restricted common stock, and an option, exercisable within 60 days after December 31, 2015, to acquire upon exercise 167,500 and 187,500 shares of common stock, respectively. Romolo has shared power to dispose of and to vote 3,578,320 of the listed shares, Triton has shared power to dispose of and to vote 7,157,369 of the listed shares, Triton Onshore has shared power to dispose of and to vote 23,107,143 of the listed shares, Triton Offshore has shared power to dispose of and to vote 19,258,546 of the listed shares, Triton Coinvestment has shared power to dispose of and to vote 4,208,564 of the listed shares, Rea Silvia has shared power to dispose of and to vote 3,578,320 of the listed shares, Triton GP has shared power to dispose of and to vote 53,731,622 of the listed shares, Numitor has shared power to dispose of and to vote 3,578,320 of the listed shares, Rhône Capital III has shared power to dispose of and to vote 53,731,622 of the listed shares, Rhône Holdings III has shared power to dispose of and to vote 53,731,622 of the listed shares, Rhône Capital has shared power to dispose of and to vote 53,731,622 of the listed shares, Rhône Group has shared power to dispose of and to vote 3,578,320 of the listed shares. Each of the reporting persons disclaims beneficial ownership of the shares except for shares directly beneficially owned by such person. The address for each of the reporting persons is 630 Fifth Avenue, 27th Floor, New York, NY 10111.

(3)
According to the Schedule 13G/A filed July 10, 2015 by T. Rowe Price Associates, Inc. (“T. Rowe Associates”) and T. Rowe Price New Horizons Fund, Inc. (“T. Rowe Fund”), T. Rowe Associates is a registered investment advisor and has the sole power to dispose of all 16,090,790 of the listed shares, and sole power to vote 3,648,410 of the listed shares. These securities are owned by various individual and institutional investors for which T. Rowe Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities. T. Rowe Fund has the sole power to vote 3,648,410 of the listed shares.

(4)
According to the Schedule 13G/A (Amendment No. 7) filed February 14, 2011 by PRIMECAP Management Company, Primecap has the sole power to dispose of all 9,789,296 of the listed shares, and sole power to vote 4,718,796 of such shares.

(5)
According to the Schedule 13G jointly filed April 15, 2010 by Offshore Exploration and Production, LLC (“Offshore Exploration”), William Kallop, Brooks Kallop and Brent Kallop, each of Offshore Exploration and William Kallop have shared power to dispose of and vote 9,081,590 of the listed shares, Brooks Kallop has sole power to dispose of and vote 125,700 of the listed shares, and Brent Kallop has sole power to dispose of and vote 112,500 of the listed shares.

(6)
Includes an aggregate of (i) 875,000 shares which Mr. McKnight has, or will have within 60 days after December 31, 2015, the right to acquire upon the exercise of outstanding options and (ii) 152,670 shares owned of record by Mr. McKnight’s children.

(7)	Includes an aggregate of 685,000 shares which Mr. Agnes has, or will have within 60 days after December 31, 2015, the right to acquire upon the exercise of outstanding options.

(8)
Includes an aggregate of (i) 202,500 shares which Mr. Barnum has, or will have within 60 days after December 31, 2015, the right to acquire upon the exercise of outstanding options and (ii) 30,000 restricted shares of common stock that are subject to forfeiture and transfer restrictions until the vesting date of such shares, however, Mr. Barnum maintains sole voting power with respect to such unvested shares.

(9)
Includes an aggregate of (i) 167,500 shares which may be acquired within 60 days after December 31, 2015 in connection with the exercise of outstanding options and (ii) 30,000 restricted shares of common stock that are subject to forfeiture and transfer restrictions until the vesting date of such shares. Mr. Langman has disclaimed beneficial ownership of these securities for purposes of Section 16 and Section 13D of the Securities Exchange Act of 1934, as amended. Mr. Langman, as a Managing Director of Rhône Group L.L.C., has an understanding with Rhône Group L.L.C. and Triton GP SPV L.L.C. pursuant to which he holds his reported securities for the benefit of Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. As a result of this understanding, these shares are also reflected under “Entities Affiliated with Rhône Capital III.”

(10)
Includes an aggregate of (i) 187,500 shares which may be acquired within 60 days after December 31, 2015 in connection with the exercise of outstanding options and (ii) 30,000 restricted shares of common stock that are subject to forfeiture and transfer restrictions until the vesting date of such shares. Mr. Sweet has disclaimed beneficial ownership of these securities for purposes of Section 16 and Section 13D of the Securities Exchange Act of 1934, as amended. Mr. Sweet, as a Managing Director of Rhône Group L.L.C., has an understanding with Rhône Group L.L.C. and Triton GP

SPV L.L.C. pursuant to which he holds his reported securities for the benefit of Romolo Holdings C.V., Triton SPV L.P., Triton Onshore SPV L.P., Triton Offshore SPV L.P. and Triton Coinvestment SPV L.P. As a result of this understanding, these shares are also reflected under “Entities Affiliated with Rhône Capital III.”

(11)
Includes an aggregate of (i) 175,000 shares which Mr. Berardino has, or will have within 60 days after December 31, 2015, the right to acquire upon the exercise of outstanding options and (ii) 30,000 restricted shares of common stock that are subject to forfeiture and transfer restrictions until the vesting date of such shares, however, Mr. Berardino maintains sole voting power with respect to such unvested shares.

(12)
Includes an aggregate of (i) 95,000 shares which Mr. Clarke has, or will have within 60 days after December 31, 2015, the right to acquire upon the exercise of outstanding options and (ii) 30,000 restricted shares of common stock that are subject to forfeiture and transfer restrictions until the vesting date of such shares, however, Mr. Clarke maintains sole voting power with respect to such unvested shares.

(13)	Includes an aggregate of 100,000 shares which Mr. Healy has, or will have within 60 days after December 31, 2015, the right to acquire upon the exercise of outstanding options.

(14)	Includes an aggregate of 200,000 shares which Mr. Shields has, or will have within 60 days after December 31, 2015, the right to acquire upon the exercise of outstanding options.

(15)
Includes an aggregate of (i) 2,687,500 shares which the current executive officers and directors as a group have, or will have within 60 days after December 31, 2015, the right to acquire upon the exercise of outstanding options, and (ii) 175,000 restricted shares of common stock that are subject to forfeiture and transfer restrictions until the vesting date of such shares, however, each individual director maintains sole voting power with respect to all of his or her unvested shares. However, see footnotes (9) and (10) above for a discussion of the understanding between Messrs. Langman and Sweet and the Entities Affiliated with Rhône Capital III with respect to such shares.

EQUITY COMPENSATION PLAN INFORMATION
We currently maintain, and awards are outstanding under, three equity compensation plans: the 2000 Stock Incentive Plan (the “2000 Plan”), the 2013 Performance Incentive Plan (the “2013 Plan”) and the Employee Stock Purchase Plan (the “ESPP”). These plans have each been approved by our stockholders. No new awards may be granted under the 2000 Plan.
The following table sets forth, for each of our equity compensation plans, the number of shares of our common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of October 31, 2015.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	23,783,531 (1)	$ 2.04 (2)	1,035,846 (3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	23,783,531	$2.04	1,035,846
____________

(1)
Of these shares, 4,854,651 and 10,635,000 were subject to options then outstanding under the 2000 Plan and 2013 Plan, respectively, and 5,852,892 and 2,440,988 were subject to restricted stock unit awards then outstanding under the 2000 Plan and 2013 Plan, respectively. This number does not include 175,000 shares that were subject to then-outstanding, but unvested, restricted stock awards under the 2013 Plan because those securities have been subtracted from the number of securities remaining available for future issuance under Column (c).

(2)	This weighted-average exercise price does not reflect the 8,293,880 shares subject to outstanding restricted stock units.

(3)
Of the aggregate number of shares that remained available for future issuance, 876,896 were available under the 2013 Plan and 158,950 were available under the ESPP. No new awards may be granted under the 2000 Plan. Subject to the express limits of the 2013 Plan, shares available for award grants under that plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock and other forms of awards granted or denominated in shares of our common stock or units of our common stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review of Potential Related Party Transactions
Our audit committee is responsible for the review, approval or ratification of “related-person transactions” between us and related persons. Under SEC rules, related persons are our directors, officers, nominees for directors, or 5% holders of our common stock since the beginning of the last fiscal year and their immediate family members. We have adopted written policies and procedures that apply to any transaction or series of transactions in which we are a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect interest. Our audit committee has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•	any employment by us of an executive officer if:

•	the related compensation is required to be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements; or

•
the executive officer is not an immediate family member of another of our executive officers or directors, the related compensation would be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements if the executive officer was a “named executive officer,” and our compensation committee approved (or recommended that the board approve) such compensation;

•	any compensation paid to a director if the compensation is required to be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements;

•
any transaction with another organization for which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that organization, if the amount involved does not exceed the greater of $1,000,000, or 1% of that organization’s gross annual revenue;

•
any charitable contribution by us to a charitable or educational organization for which a related person’s only relationship is as an employee (other than an executive officer), a trustee or a director, if the amount involved does not exceed the lesser of $1,000,000, or 1% of the charitable organization’s gross annual revenues;

•	any transaction where the related person’s interest arises solely from the ownership of our securities and all holders of such securities received the same benefit on a pro rata basis; and

•	any transaction where the rates or charges involved are determined by competitive bids.
Transactions falling within the scope of these policies and procedures that are not included in one of the above categories are reviewed by our audit committee, which determines whether the related person has a material interest in a transaction and may approve, ratify, rescind or take other action with respect to the transaction in its discretion.
Related Party Transactions
European Office Leases
During fiscal 2015, one of our European subsidiaries leased office space in Soorts-Hossegor and Capbreton, France from SCI Anepia, an entity owned by Pierre Agnes, our Chief Executive Officer, and his wife.  The Hossegor lease expired in November 2015 and was not renewed.  For fiscal 2015, the  annual rent was €310,000 (approximately $352,000 at an assumed exchange rate of 1.135 dollars per euro). The Capbreton lease is for a term of 9 years expiring on December 31, 2019. The current annual rent is €187,000 (approximately $212,000 at an assumed exchange rate of 1.135 dollars per euro). From November 1, 2014 through October 31, 2015, we paid SCI Anepia an aggregate of €497,000 (approximately $564,000 at an assumed exchange rate of 1.135 dollars per euro) under these leases. We believe these leases are on terms no less favorable to us than those that are available from persons not affiliated with us.
McKnight Consulting Agreement
In October 2015, our wholly-owned European operating subsidiary entered into a Services Agreement with Robert B. McKnight, our co-founder and Chairman of the Board. Pursuant to the agreement, Mr. McKnight has agreed to provide exclusive consulting services to us consisting of, among other things, identifying sources of revenue growth, identifying resources needed to maintain the image of our brands with “core” customers, maintaining and strengthening relations between us and key sponsored athletes and contributing to design, marketing and distribution improvements in order to increase sales.

Mr. McKnight will also represent us at various industry events. In exchange for his services, Mr. McKnight will be paid €18,500 per month for each of the five months of the term of the agreement.
Director Independence
Our Corporate Governance Guidelines, which are based upon the listing standards of the New York Stock Exchange (NYSE), require that a majority of our board of directors be comprised of independent directors. For a director to be considered independent under these standards:

•	The director must meet the bright-line independence tests under the listing standards of the NYSE; and

•
The board must affirmatively determine that the director otherwise has no material relationship with us, directly or as a partner, shareholder or officer of an organization that has a relationship with us.

The board has adopted additional categorical standards which provide that certain relationships will not be considered material relationships that would impact a director’s independence. These categorical standards are part of our Corporate Governance Guidelines and can be accessed under the “Investor Relations” and “Corporate Governance” sections of our website at www.quiksilverinc.com.
Based on these standards, our board has affirmatively determined that each of the following individuals are independent: William M. Barnum, Jr., Joseph F. Berardino, Michael A. Clarke, M. Steven Langman, and Andrew W. Sweet. In addition, the board previously determined that Elizabeth Dolan, who resigned from our board in May 2015, and Bend Beetz, who resigned from our board in September 2015, were each independent. The board based these determinations primarily on a review of the responses from these individuals to questions regarding their employment and compensation history, affiliations and family and other relationships and on discussions with them.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Deloitte & Touche LLP was our independent registered public accounting firm for the fiscal year ended October 31, 2015.
Our audit committee has not yet selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending October 31, 2016. Our audit committee will make its selection after it has received and reviewed audit proposals for the year.
Audit and All Other Fees
The fees billed to us by Deloitte & Touche during the last two fiscal years for the indicated services were as follows:

In thousands	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$1,510	$2,882
Audit-Related Fees (2)	5	277
Tax Fees (3)	231	401
All Other Fees (4)	—	21
Total Fees	$1,746	$3,581
____________

(1)
Audit Fees - These are fees for professional services performed by Deloitte & Touche for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our 10-Q filings, Section 404 attest services, consents and comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements. As of October 31, 2015, Deloitte and Touche has a total unbilled audit fees of approximately $1.5 million for the fiscal 2015 audit, which is excluded from this table. Such unbilled fees will be approved and paid in accordance with the applicable orders of the Bankruptcy Court.

(2)
Audit-Related Fees - These are fees for assurance and related services performed by Deloitte & Touche that are reasonably related to the performance of the audit or review of our consolidated financial statements. This includes due diligence related to mergers and acquisitions, and consulting on financial accounting/reporting standards.

(3)
Tax Fees - These are fees for professional services performed by Deloitte & Touche with respect to tax compliance, tax advice and tax planning. This includes the preparation of Quiksilver and our consolidated subsidiaries’ original and amended tax returns, refund claims, payment planning, tax audit assistance and tax work stemming from “Audit-Related” items.

(4)	All Other Fees - These are fees for other permissible work performed by Deloitte & Touche that does not meet the above category descriptions.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
Under its charter, our audit committee must pre-approve all engagements of our independent registered public accounting firm unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the SEC. Each year, the independent registered public accounting firm’s retention to audit our consolidated financial statements, including the associated fee, is approved by the audit committee. At the beginning of the fiscal year, the committee will evaluate other known potential engagements of our independent registered public accounting firm, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non- audit service on the independent registered public accounting firm’s independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year. The committee has delegated to the chairman of the committee the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings. This might occur, for example, if we proposed to execute a financing on an accelerated timetable. If the chairman so approves any such engagements, he is required to report that approval to the full committee at the next committee meeting.
Since November 1, 2012, each new engagement of Deloitte & Touche has been approved in advance by the committee and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements of Quiksilver Inc. are incorporated by reference in Item 8 of this Annual Report on Form 10-K.
15(a)1.    Financial Statements

Page

Audited consolidated financial statements of Quiksilver, Inc. as of October 31, 2015 and 2014 and for each of the three years in the period ended October 31, 2015:

Report of Independent Public Accounting Firm

Consolidated Statements of Operations Years Ended October 31, 2015, 2014 and 2013	97

Consolidated Statements of Comprehensive Loss Years Ended October 31, 2015, 2014 and 2013	98

Consolidated Balance Sheets October 31, 2015 and 2014	99

Consolidated Statements of Changes in Equity/(Deficit) Years Ended October 31, 2015, 2014 and 2013	101

Consolidated Statements of Cash Flows Years Ended October 31, 2015, 2014 and 2013	102

Notes to Consolidated Financial Statements	104
15(a)2.    Financial Statement Schedules
All schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts are not significant or the schedules are not applicable.
15(a)3.    Exhibits
The Exhibits listed in the Exhibit Index, which appears immediately following the signature page is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quiksilver, Inc.
Huntington Beach, California

We have audited the accompanying consolidated balance sheets of Quiksilver, Inc.(Debtor-in-Possession) (the "Company") as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity/(deficit), and cash flows for each of the three years in the period ended October 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Quiksilver, Inc. as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the events leading up to the filing for reorganization under Chapter 11 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are discussed in Note 22 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Costa Mesa, California
January 26, 2016

QUIKSILVER, INC. (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended October 31, 2015, 2014 and 2013

In thousands, except per share amounts	2015	2014	2013
Revenues, net	$1,345,940	$1,571,454	$1,819,544
Cost of goods sold	724,560	808,244	943,972
Gross profit	621,380	763,210	875,572
Selling, general and administrative expense	692,824	827,181	857,557
Goodwill impairment	79,583	178,197	—
Asset impairments	38,955	10,934	12,327
Operating (loss)/income	(189,982)	(253,102)	5,688
Interest expense, net (contractual interest of $73,164 for 2015)	66,729	75,991	71,049
Foreign currency loss	6,108	2,658	4,689
Reorganization items	35,236	—	—
Loss before provision/(benefit) for income taxes	(298,055)	(331,751)	(70,050)
Provision/(Benefit) for income taxes	15,637	(4,357)	166,220
Loss from continuing operations	(313,692)	(327,394)	(236,270)
Income from discontinued operations, net of tax (includes net gain on sale of $6,580 and $29,742 for the years ended October 31, 2015 and 2014, respectively)	6,732	9,440	5,886
Net loss	(306,960)	(317,954)	(230,384)
Less: net loss attributable to non-controlling interest	788	9,891	960
Net loss attributable to Quiksilver, Inc.	$(306,172)	$(308,063)	$(229,424)
Loss per share from continuing operations attributable to Quiksilver, Inc.	$(1.83)	$(1.92)	$(1.41)
Income per share from discontinued operations attributable to Quiksilver, Inc.	$0.04	$0.11	$0.04
Net loss per share attributable to Quiksilver, Inc.	$(1.79)	$(1.81)	$(1.37)
Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	$(1.83)	$(1.92)	$(1.41)
Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	$0.04	$0.11	$0.04
Net loss per share attributable to Quiksilver, Inc., assuming dilution	$(1.79)	$(1.81)	$(1.37)
Weighted average common shares outstanding, basic	171,494	170,492	167,255
Weighted average common shares outstanding, diluted	171,494	170,492	167,255
Amounts attributable to Quiksilver, Inc.:
Loss from continuing operations	$(313,692)	$(327,033)	$(235,625)
Income from discontinued operations, net of tax	7,520	18,970	6,201
Net loss attributable to Quiksilver, Inc.	$(306,172)	$(308,063)	$(229,424)
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC. (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended October 31, 2015, 2014 and 2013

In thousands	2015	2014	2013
Net loss	$(306,960)	$(317,954)	$(230,384)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(47,373)	(25,314)	(2,147)
Reclassification adjustment for realized loss on derivative instruments transferred to earnings, net of tax benefit of $(1,699) (2015), $(748) (2014), and $0 (2013)	(23,660)	(597)	(8,137)
Reclassification adjustment for realized foreign currency loss transferred to earnings, net of tax benefit of $0 (2015), $0 (2014), and $0 (2013)	—	—	(343)
Net unrealized gain/(loss) on derivative instruments, net of tax provision of $1,511 (2015), $1,232 (2014), and $0 (2013)	28,690	9,281	(1,867)
Comprehensive loss	(349,303)	(334,584)	(242,878)
Comprehensive loss attributable to non-controlling interest	788	9,891	960
Comprehensive loss attributable to Quiksilver, Inc.	$(348,515)	$(324,693)	$(241,918)
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC. (Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
October 31, 2015 and 2014

In thousands, except share and per share amounts	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$36,461	$46,664
Restricted cash	2,521	4,687
Trade accounts receivable, net	213,493	311,014
Income taxes receivable	6,042	—
Other receivables	25,189	40,847
Inventories	295,062	284,517
Deferred income taxes - current	—	4,926
Prepaid expenses and other current assets	29,338	28,080
Current portion of assets held for sale	—	20,265
Total current assets	608,106	741,000
Restricted cash	650	16,514
Fixed assets, net	160,379	213,768
Intangible assets, net	114,363	135,510
Goodwill	—	80,622
Other assets	29,014	47,086
Deferred income taxes - long-term	10,011	16,088
Assets held for sale, net of current portion	—	5,394
Total assets	$922,523	$1,255,982
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC. (Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS (continued)
October 31, 2015 and 2014

In thousands, except share and per share amounts	2015	2014
LIABILITIES AND EQUITY/(DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Lines of credit	$25,143	$32,929
Debtor-in-possession financing	87,734	—
Accounts payable	143,517	168,307
Accrued liabilities	90,111	112,701
Current portion of long-term debt	220,518	2,432
Income taxes payable	5,237	1,124
Deferred income taxes - current	—	19,628
Current portion of liabilities associated with assets held for sale	—	13,266
Total current liabilities not subject to compromise	572,260	350,387
Long-term debt, net of current portion	903	793,229
Income taxes payable - long-term	9,438	8,683
Other long-term liabilities	20,344	30,659
Deferred income taxes - long-term	33,585	16,790
Total liabilities not subject to compromise	636,530	1,199,748
Liabilities subject to compromise	575,660	—
Total liabilities	1,212,190	1,199,748
Equity/(Deficit):
Preferred stock, $0.01 par value, authorized shares - 5,000,000; issued and outstanding shares – none	—	—
Common stock, $0.01 par value, authorized shares - 285,000,000; issued shares – 174,999,722 (2015) and 174,057,410 (2014)	1,750	1,741
Additional paid-in capital	593,995	589,032
Treasury stock, 2,885,200 shares	(6,778)	(6,778)
Accumulated deficit	(893,579)	(587,407)
Accumulated other comprehensive income	14,945	57,288
Total Quiksilver, Inc. stockholders’ equity/(deficit)	(289,667)	53,876
Non-controlling interest	—	2,358
Total equity/(deficit)	(289,667)	56,234
Total liabilities and equity/(deficit)	$922,523	$1,255,982
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC. (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
Years Ended October 31, 2015, 2014 and 2013

In thousands	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity/(Deficit)
	Shares	Amounts
Balance, October 31, 2012	169,066	$1,691	$545,306	$(6,778)	$(49,920)	$86,412	$18,926	$595,637
Exercise of stock options	2,986	30	8,739	—	—	—	—	8,769
Stock compensation expense	—	—	21,556	—	—	—	—	21,556
Restricted stock	78	1	(1)	—	—	—	—	—
Employee stock purchase plan	449	4	1,171	—	—	—	—	1,175
Transactions with non-controlling interest holders	—	—	(45)	—	—	—	(14)	(59)
Net loss and other comprehensive loss	—	—	—	—	(229,424)	(12,494)	(960)	(242,878)
Balance, October 31, 2013	172,579	$1,726	$576,726	$(6,778)	$(279,344)	$73,918	$17,952	$384,200
Exercise of stock options	1,070	11	4,569	—	—	—	—	4,580
Stock compensation expense	—	—	17,260	—	—	—	—	17,260
Restricted stock	75	1	(1)	—	—	—	—	—
Employee stock purchase plan	333	3	1,318	—	—	—	—	1,321
Transactions with non-controlling interest holders	—	—	(10,840)	—	—	—	(5,703)	(16,543)
Net loss and other comprehensive loss	—	—	—	—	(308,063)	(16,630)	(9,891)	(334,584)
Balance, October 31, 2014	174,057	$1,741	$589,032	$(6,778)	$(587,407)	$57,288	$2,358	$56,234
Exercise of stock options	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	4,342	—	—	—	—	4,342
Restricted stock	362	3	(3)	—	—	—	—	—
Employee stock purchase plan	581	6	624	—	—	—	—	630
Transactions with non-controlling interest holders	—	—	—	—	—	—	(1,570)	(1,570)
Net loss and other comprehensive loss	—	—	—	—	(306,172)	(42,343)	(788)	(349,303)
Balance, October 31, 2015	175,000	$1,750	$593,995	$(6,778)	$(893,579)	$14,945	$—	$(289,667)
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC. (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended October 31, 2015, 2014 and 2013

In thousands	2015	2014	2013
Cash flows from operating activities:
Net loss	$(306,960)	$(317,954)	$(230,384)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Income from discontinued operations	(6,732)	(9,440)	(5,886)
Depreciation and amortization	42,720	51,938	49,958
Stock-based compensation	4,342	17,260	21,556
Provision for doubtful accounts	9,533	21,856	5,729
Loss/(gain) on disposal of fixed assets	339	(5,056)	218
Unrealized foreign currency loss/(gain)	2,101	(1,464)	(1,600)
Goodwill impairment	79,583	178,197	—
Asset impairments	38,955	10,934	12,327
Reorganization items - non-cash	17,894	—	—
Interest expense - non-cash	3,035	3,469	6,795
Equity in earnings	2,091	228	613
Deferred income taxes	(319)	(4,823)	159,097
Subtotal of non-cash reconciling adjustments	193,542	263,099	248,807
Changes in operating assets and liabilities:
Trade accounts receivable	62,674	49,551	(10,194)
Other receivables	(1,340)	(6,267)	(759)
Inventories	(30,850)	37,784	(6,027)
Prepaid expenses and other current assets	(11,083)	(7,776)	(1,176)
Other assets	(1,399)	1,073	3,798
Accounts payable	72,210	(29,524)	7,750
Accrued liabilities and other long-term liabilities	(31,802)	6,768	9,258
Income taxes payable	7,753	(5,275)	3,815
Subtotal of changes in operating assets and liabilities	66,163	46,334	6,465
Cash (used in)/provided by operating activities of continuing operations	(47,255)	(8,521)	24,888
Cash provided by/(used in) operating activities of discontinued operations	4,668	(18,414)	2,304
Net cash (used in)/provided by operating activities	(42,587)	(26,935)	27,192
Cash flows from investing activities:
Capital expenditures	(32,976)	(53,415)	(52,182)
Changes in restricted cash	18,030	(21,201)	—
Proceeds from the sale of properties and equipment	499	5,650	859
Cash used in investing activities of continuing operations	(14,447)	(68,966)	(51,323)
Cash provided by/(used in) investing activities of discontinued operations	10,713	75,114	(2,570)
Net cash (used in)/provided by investing activities	(3,734)	6,148	(53,893)
Cash flows from financing activities:
Borrowings on debtor-in-possession financing	108,963	—	—
Payments on debtor-in-possession financing	(73,060)	—	—
Payments on debtor-in-possession financing fees	(900)	—	—
Borrowings on lines of credit	66,339	57,413	6,157
Payments on lines of credit	(69,894)	(24,485)	(22,561)
Borrowings on long-term debt	106,263	197,086	652,915
Payments on long-term debt	(92,294)	(222,172)	(582,456)
Payments of debt and equity issuance costs	—	(123)	(14,277)
Stock option exercises and employee stock purchases	629	5,902	9,944
Purchase of non-controlling interest	—	—	(58)
Cash provided by financing activities of continuing operations	46,046	13,621	49,664
Net cash provided by financing activities	46,046	13,621	49,664
Effect of exchange rate changes on cash	(9,928)	(3,450)	(7,506)
Net (decrease)/increase in cash and cash equivalents	(10,203)	(10,616)	15,457
Cash and cash equivalents, beginning of year	46,664	57,280	41,823
Cash and cash equivalents, end of year	$36,461	$46,664	$57,280
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC. (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended October 31, 2015, 2014 and 2013

In thousands	2015	2014	2013
Supplementary cash flow information:
Cash paid during the period for:
Interest	$68,622	$73,772	$52,115
Income taxes	$6,722	$17,056	$11,799
Summary of significant non-cash transactions:
Capital expenditures accrued at year-end (investing activities)	$1,687	$10,556	$5,432
Debt issued for non-controlling interests	$—	$17,388	$—
Payment on ABL credit facility with proceeds from DIP facilities	$49,099	$—	$—
See Notes to Consolidated Financial Statements.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
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
The Company completed the sale of Mervin Manufacturing, Inc. ("Mervin") and substantially all of the assets of Hawk Designs, Inc. ("Hawk") during the first quarter of fiscal 2014. In the first quarter of fiscal 2015, the Company sold its majority stake in Surfdome Shop, Ltd. ("Surfdome"). As a result, the Company reported the operating results of Mervin, Hawk and Surfdome in "Income from discontinued operations, net of tax" in its consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with these businesses are reported as discontinued operations in the consolidated balance sheets (see Note 19 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.
The Company has changed the financial statement line item title of liabilities associated with discontinued operations to Current Portion of Liabilities Associated with Assets Held for Sale from Current Portion of Assets Held for Sale on its consolidated balance sheet.
Voluntary Reorganization under Chapter 11
On September 9, 2015, (the "Petition Date") Quiksilver, Inc. and each of its ten wholly owned U.S. subsidiaries, (together with Quiksilver, the “Debtors”), filed voluntary petitions (the "Petitions") in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for relief under Chapter 11 of the United States Bankruptcy Code. The Debtors continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. The Company's foreign subsidiaries are not directly affected by the Petitions and none are expected to voluntarily commence reorganization proceedings or seek protection from creditors under any insolvency or similar law in the U.S. or elsewhere.
Contemporaneously with the filing of the Petitions, the Company also entered into a Plan Sponsor Agreement (the "PSA") with certain investment funds managed by affiliates of Oaktree Capital Management, L.P. ("Oaktree"), which if implemented per the terms, would provide a plan for the Debtors to emerge from bankruptcy as a going concern. The Company can offer no assurance that it will be able to continue as a going concern or obtain the Bankruptcy Court approval of its plan of reorganization. In addition, the Company can offer no assurance that it will be able to develop and successfully execute its plan of reorganization. The PSA provides for a significant reduction in the Company's outstanding debt and provides for new debtor-in possession financing. For further information on the contemplated restructuring of the Company's capital and debt structure in conjunction with the Petitions, see Note 22 — Voluntary Reorganization under Chapter 11.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and complete the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to obtain the Bankruptcy Court’s approval of its plan of reorganization; to comply with the financial and other covenants contained in the debtor-in-possession financing arrangements; to successfully implement the Company’s reorganization plan, to obtain exit financing, and to maintain sufficient liquidity, among other factors. The Chapter 11 bankruptcy proceedings create substantial doubt about the Company's ability to meet its debt obligations, if the Bankruptcy Court fails to confirm the plan of reorganization.
The filing of the Petitions created defaults and cross defaults pursuant to the terms of the Company’s significant credit agreements, which accelerated the due dates for the obligations. As a result, in accordance with the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 470 - Debt, the Company has presented

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain outstanding debt as of October 31, 2015 as a current liability on its consolidated balance sheet. See Note 9 — Debt for additional information.
On October 6, 2015, the Bankruptcy Court entered an order establishing November 18, 2015 as the bar date for potential creditors to file proofs of claims and established the required procedures with respect to filing such claims. A bar date is the date by which pre-petition claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 proceedings.
As of January 11, 2016, the Debtors have received approximately 930 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In the aggregate, total liquidated proofs of claim of approximately $1.3 billion have been filed against the Debtors. Amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value. The Debtors are now in the process of reconciling such claims to the amounts listed by the Debtors in their schedule of assets and liabilities (as amended). Differences in liability amounts estimated by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. On December 15, 2015, the Company filed with the Bankruptcy Court its first objection to claims filed, for which the claimants had until January 15, 2016 to respond. To date, no claims have yet been expunged or withdrawn as a result of the Company’s objection. The Company may continue to file additional objections to claims filed or may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.
In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete. The resolution of such claims could result in material adjustments to the Company’s financial statements. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
Accounting for Reorganization
The accompanying consolidated financial statements and notes thereto have been prepared in accordance with ASC 852 - Reorganizations ("ASC 852"). ASC 852 requires the Company to distinguish the effect of the reorganization on its consolidated financial statements. Accordingly, during the period the Company has:

•	Identified the consolidated financial statements and notes thereto as "debtor-in-possession;"

•	Presented liabilities subject to compromise on its consolidated balance sheet at the end of fiscal 2015;

•	Presented reorganization items on its consolidated statement of operations for fiscal 2015;

•	Presented reorganization related items on its consolidated statement of cash flows for fiscal 2015;

•	Ceased accruing interest expense as of the September 9, 2015, the Petition Date, on debt included in liabilities subject to compromise;

•	Ceased amortizing deferred debt issuance costs and original issuance discount as of the Petition Date, on debt subject to compromise;

•
Expensed unamortized deferred financing costs and unamortized original issuance discount to the carrying value of the debt subject to compromise in reorganization items on its consolidated statement of operations for fiscal 2015;

•	Expensed as reorganization items the debt issuance costs related to debtor-in-possession financing;

•	Expensed as reorganization items, the professional fees incurred related to the Bankruptcy Proceedings;

•	Presented the condensed, combined balance sheets, statements of operations and statements of cash flows for the Debtors (See Note 25 - Condensed Combined Financial Statements); and

•	Presented other disclosures as required.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto do not reflect any fresh-start accounting adjustments or disclosures that would be required assuming the Company emerges from bankruptcy as a going concern as anticipated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents
Cash equivalents represent cash and short-term, highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, and corporate debt securities with original maturities of three months or less at the date of purchase. Cash equivalents represent Level 1 fair value investments. See the Fair Value Measurements section below for further details.
Restricted Cash
Restricted cash represents cash that is designated for specific uses according to the terms and conditions of certain of the Company's credit facilities. The nature of the permitted usage of restricted cash determines its classification on the Company's consolidated balance sheet. Amounts reported within current assets are available for use in current operations within certain parameters. Amounts reported within long-term assets can only be used for capital expenditures, acquisitions or other long-term investment needs. The Company expects that all restricted cash will be utilized during fiscal 2016.
Inventories
Inventories are valued at the lower of cost (first-in, first-out and moving average, depending on entity) or market. The Company regularly reviews the inventory quantities on hand and adjusts inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value.
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
The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"). In accordance with ASC 360, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. During fiscal 2015, the Company recorded $11 million and $5 million in fixed asset impairments in the Americas and EMEA reporting units, respectively, primarily related to its retail stores. In fiscal 2014 and 2013, the Company recorded $11 million and $12 million, respectively, in fixed asset impairments primarily related to its retail stores. Fair value is determined using a discounted cash flow model which requires “Level 3” inputs, as defined in ASC 820 - “Fair Value Measurements and Disclosures.” See the Fair Value Measurements section below. On an individual retail store basis, these inputs typically include an annual revenue growth assumption of (5)% to 5% per year depending upon the location, life cycle and current economics of a specific store, as well as modest gross margin and expense improvement assumptions.
The impairment charges reduced the carrying amounts of the respective long-lived assets as follows:

	Year Ended October 31,
In thousands	2015	2014	2013
Carrying value of long-lived assets	$15,700	$10,934	$10,181
Less: impairment charges	(15,700)	(10,934)	(10,181)
Fair value of long-lived assets	$—	$—	$—

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with ASC 350 - Intangibles - Goodwill and Other ("ASC 350"). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test as prescribed by ASC 350 which includes assumptions for each reporting unit. The Company recorded goodwill impairment charges of $80 million, $178 million and zero in fiscal years 2015, 2014 and 2013, respectively. As a result, the goodwill is fully impaired as of October 31, 2015. The Company recorded indefinite-lived intangible asset impairment charges of $23 million, zero and zero and in fiscal years 2015, 2014 and 2013, respectively. See Note 8 — Intangible Assets and Goodwill for further details regarding the impairments that were recorded in fiscal 2015 and 2014.
Amortization of all intangible assets are recorded in SG&A.
Deferred Financing Fees
Deferred financing fees represent fees and other direct incremental costs incurred in connection with the Company's debt. These amounts are amortized into interest expense over the estimated life of the debt using the interest method. Upon filing the Petitions, the Company expensed all remaining unamortized deferred financing costs related to its debt impacted by the reorganization. The Company expensed as incurred all fees and costs associated with the debtor-in-possession financing to reorganization items in the statement of operations. See Note 9 — Debt for further information.
Fair Value Measurements
ASC 820 - Fair Value Measurements ("ASC 820") defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a three-level hierarchy established in ASC 820 that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives.
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
For fair value disclosures related to the Company’s cash equivalents, long-lived assets and debt, see the sections above entitled, “Cash Equivalents,” “Long-lived Assets,” and Note 9 — Debt, respectively.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale/Discontinued Operations
The Company applies the guidance set forth in ASC 360 and ASC 205 - Presentation of Financial Statements ("ASC 205") to determine when certain asset groups should be classified as “held for sale” and reported as discontinued operations in its consolidated financial statements. As a result of the application of this guidance, the Company has classified certain asset groups as “assets held for sale” in its consolidated balance sheets for fiscal 2014, as all such assets held for sale were sold by fiscal 2015. See Note 19 — Discontinued Operations for further details regarding the operating results of the Company’s discontinued operations.
Revenue Recognition
The Company applies the guidance set forth in ASC 605 - Revenue Recognition. Revenues are recognized upon the transfer of title and risk of ownership to customers. For wholesale customers, transfer is based on the terms of sale, typically at the shipping point. For retail and e-commerce customers, transfer occurs at the time of sale. Allowances for estimated returns and doubtful accounts, non-merchandise credits, and certain co-op advertising arrangements are provided when revenues are recorded. Returns and allowances are reported as reductions in revenues, whereas allowances for bad debts are reported as a component of SG&A expense. Royalty and license income is recorded as earned. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.
Revenues in the consolidated statements of operations include the following:

	Year Ended October 31,
In thousands	2015	2014	2013
Product sales, net	$1,330,238	$1,560,229	$1,810,329
Royalty and licensing income	15,702	11,225	9,215
Total	$1,345,940	$1,571,454	$1,819,544
Promotion and Advertising
The Company’s promotion and advertising efforts include magazine advertisements, retail signage, athlete sponsorships, boardriding contests, websites, television programs, co-branded products, social media and other events. For fiscal 2015, 2014 and 2013, these expenses totaled $69 million, $78 million and $93 million, respectively. Advertising costs are expensed when incurred.
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
Income Taxes
The Company accounts for income taxes using the asset and liability approach as promulgated by the authoritative guidance included in ASC 740 - Income Taxes ("ASC 470"). Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized. The Company evaluated the recoverability of its deferred tax assets at the end of fiscal 2015 and 2014 in accordance with ASC 740.
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

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation Expense
If the terms of the PSA are implemented, all of the Company’s existing equity securities, including its shares of common stock and warrants, will be cancelled and extinguished without holders receiving any distribution. For further information see Note 22 — Voluntary Reorganization Under Chapter 11.
The Company recognizes compensation expense for all stock-based payments net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. For option valuations, the Company determines the fair value at the grant date using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For performance-based equity awards with stock price contingencies, the Company determines the fair value using a Monte-Carlo simulation, which creates a normal distribution of future stock prices, which is then used to value the awards based on their individual terms.
As of October 31, 2015, there had been no acceleration of amortization periods and the Company had approximately $0.2 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.2 years.
Net Loss per Share
The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants and shares of restricted stock computed using the treasury stock method.
The table below sets forth the reconciliation of the denominator of each net loss per share calculation:

	Year Ended October 31,
In thousands	2015	2014	2013
Shares used in computing basic net loss per share	171,494	170,492	167,255
Dilutive effect of stock options and restricted stock(1)	—	—	—
Dilutive effect of stock warrants(1)	—	—	—
Shares used in computing diluted net loss per share	171,494	170,492	167,255
___________

(1)
For fiscal 2015, 2014 and 2013 the number of shares used in computing diluted net loss per share do not include 201,000, 2,145,000, and 3,862,000, respectively, of stock options and restricted stock because they were anti-dilutive as a result of the Company’s net loss from continuing operations. For fiscal 2015, 2014 and 2013, the number of shares used in computing diluted net loss per share do not include zero, 17,024,000, and 17,792,000, respectively, of warrant shares because they were anti-dilutive as a result of the Company’s net loss from continuing operations.

The following securities could potentially dilute earnings per share in the future. For fiscal 2015, 2014 and 2013, certain stock options outstanding of 14,954,000, 4,856,000, 5,409,000, respectively, were excluded from the calculation of diluted weighted-average shares outstanding as the exercise prices were greater than the average market price of the Company's common stock for those periods. Outstanding warrants to purchase 25,654,000, 8,630,000 and 7,862,000 shares of common stock were excluded from the calculation of diluted weighted-average shares outstanding for fiscal 2015, 2014 and 2013, as the exercise price was greater than the average market price of the Company's common stock for that period.
Foreign Currency Translation and Foreign Currency Transactions
The Company's reporting currency is the U.S dollar. The functional currencies of the Company's subsidiaries within its EMEA and APAC segments are primarily the Euro, and the Australian dollar and the Japanese yen, respectively. The functional currency of the Company's subsidiaries within its Americas segment is primarily the U.S. dollar. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of "Accumulated other comprehensive income" within shareholders’ equity in the consolidated balance sheets.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s global subsidiaries have various assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement, the impact of which is recorded in "Foreign currency loss" within the consolidated statements of operations.
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
Comprehensive Income or Loss
Comprehensive income or loss includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s consolidated statements of comprehensive loss include its net loss, the fair value gains and losses on certain derivative instruments and adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for the Company's subsidiaries within the EMEA and APAC segments and the foreign entities within the Americas and Corporate Operations segments. See Note 3 — Segment and Geographic Information for further detail on the Company's segments.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic740) - Balance Sheet Classification of Deferred Taxes, which will require the presentation of deferred tax liabilities and asset be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company early adopted this guidance prospectively on October 31, 2015. The adoption only impacted presentation on its consolidated financial statements and related disclosure. No prior periods were retrospectively adjusted.
Accounting Standards Not Yet Adopted
In April 2014, the FASB issued ASU 2014-08 Presentation of Financial Statements (Topic 205) and Property Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which provides amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The effective date of ASU 2014-08 is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. The Company does not anticipate that this guidance will materially impact its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and,

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements (Topic 330), which will affect a wide variety of Topics in the FASB's ASC. The amendments in this Update represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments became effective upon issuance. Early adoption is permitted, including adoption in an interim period. The Company does not expect the impact of this amended guidance to have a material effect on its consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic330) - Simplifying the Measurement of Inventory, which will require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is define as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for the Company beginning with fiscal year 2018. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.
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

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to the Company’s operating segments, all from continuing operations, is as follows:

	Year Ended October 31,
In thousands	2015	2014	2013
Revenues, net:
Americas	$618,691	$724,482	$902,307
EMEA	477,240	583,650	631,546
APAC	245,459	262,494	282,070
Corporate operations	4,550	828	3,621
Total	$1,345,940	$1,571,454	$1,819,544
Gross profit/(loss):
Americas	$251,023	$299,279	$373,429
EMEA	250,822	324,542	358,175
APAC	130,125	143,452	143,874
Corporate operations	(10,590)	(4,063)	94
Total	$621,380	$763,210	$875,572
SG&A expense(1):
Americas	$287,736	$334,759	$319,736
EMEA	255,075	310,861	324,346
APAC	141,864	155,540	146,389
Corporate operations	8,149	26,021	67,086
Total	$692,824	$827,181	$857,557
Goodwill impairment:
Americas	$73,376	$—	$—
EMEA	—	178,197	—
APAC	6,207	—	—
Corporate operations	—	—	—
Total	$79,583	$178,197	$—
Asset impairments:
Americas	$11,117	$6,672	$9,211
EMEA	25,258	1,411	3,004
APAC	2,580	808	112
Corporate operations	—	2,043	—
Total	$38,955	$10,934	$12,327
Operating (loss)/income:
Americas	$(121,206)	$(42,152)	$44,482
EMEA	(29,511)	(165,927)	30,825
APAC	(20,526)	(12,896)	(2,627)
Corporate operations	(18,739)	(32,127)	(66,992)
Total	$(189,982)	$(253,102)	$5,688

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended October 31,
In thousands	2015	2014	2013
Depreciation and amortization expense:
Americas	$17,144	$22,188	$19,204
EMEA	13,367	17,300	17,867
APAC	7,220	7,597	8,833
Corporate operations	3,119	2,875	2,154
Total	$40,850	$49,960	$48,058
Interest expense, net:
Americas	$4,223	$2,277	$4,397
EMEA	15,899	18,636	18,018
APAC	2,001	2,163	2,848
Corporate operations	44,606	52,915	45,786
Total	$66,729	$75,991	$71,049
___________

(1)
SG&A expense by segment for fiscal 2014 and 2013 has been reclassified to conform to the current year presentation, which reflects the Company's centralization of certain global business functions and related transfer pricing allocations.

	October 31,
In thousands	2015	2014	2013
Identifiable assets:
Americas	$328,386	$464,831	$577,563
EMEA	356,920	513,303	744,936
APAC	185,030	202,225	222,542
Corporate operations	52,187	75,623	71,971
Total	$922,523	$1,255,982	$1,617,012
Net revenues from the United States accounted for 35%, 35% and 38% of consolidated net revenues from continuing operations for fiscal 2015, 2014 and 2013, respectively. Net revenues from France accounted for 12%, 12% and 12% of consolidated net revenues from continuing operations for fiscal 2015, 2014 and 2013, respectively. No other individual country accounted for more than 10% of consolidated net revenues from continuing operations for the periods presented. Net revenues from all foreign countries combined accounted for 65%, 65% and 62% of consolidated net revenues from continuing operations for fiscal 2015, 2014 and 2013, respectively. Identifiable assets in the United States totaled $275 million as of October 31, 2015.
The Company sells a full range of its products within each geographical segment. The percentages of net revenues from continuing operations attributable to each of the Company’s product groups are as follows:

	Year Ended October 31,
	2015	2014	2013
Apparel and accessories	72%	75%	75%
Footwear	28%	25%	25%
Total	100%	100%	100%
The Company’s largest customer accounted for approximately 2% of the Company’s net revenues for fiscal 2015, 2014 and 2013.
Note 4 — Restricted Cash
The Company's restricted cash balance as of October 31, 2015 and 2014 was $3 million and $21 million, respectively. Certain of the Company's debt agreements contain restrictions on the usage of funds received from the sale of assets. These restrictions

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally require such cash to be used for either repayment of indebtedness, capital expenditures, or other investments in the business. Restricted cash at October 31, 2014 primarily consisted of the remaining proceeds of $16 million from the sale of the Mervin and Hawk businesses in the first quarter of 2014, which was subject to these restrictions and, consequently, reflected as a long-term asset.
Note 5 — Allowance for Doubtful Accounts
The allowance for doubtful accounts, which includes bad debts as well as sales returns and allowances, consisted of the following as of the dates indicated:

	Year Ended October 31,
In thousands	2015	2014	2013
Balance, beginning of year	$63,991	$60,912	$57,563
Provision for doubtful accounts	9,533	21,856	5,729
Foreign currency adjustment	(7,489)	(4,307)	1,747
Deductions	(16,997)	(14,470)	(4,127)
Balance, end of year	$49,038	$63,991	$60,912
The provision for doubtful accounts represents charges to SG&A for estimated bad debts, whereas the provision for sales returns and allowances is reported as a reduction of revenues. In certain jurisdictions, the Company is precluded from writing off uncollectable invoices against its allowance for doubtful accounts until its wholesale customer has completed certain administrative processes.
In fiscal 2014, the Company's provision for doubtful accounts included specific reserves of $15 million for certain independent distributor accounts, which were written off as deductions in fiscal 2014 and fiscal 2015.
Note 6 — Inventories
Inventories consisted of the following as of the dates indicated:

	October 31,
In thousands	2015	2014
Raw materials	$2,274	$3,524
Work in-process	1,469	467
Finished goods	291,319	280,526
Total	$295,062	$284,517
Note 7 — Fixed Assets, net
Fixed assets consisted of the following as of the dates indicated:

	October 31,
In thousands	2015	2014
Furniture and other equipment	$79,569	$103,554
Leasehold improvements	134,154	163,894
Computer software and equipment	103,431	106,238
Land use rights	31,640	37,409
Land and buildings	9,145	10,626
Construction in progress	3,845	12,935
Total fixed assets, gross	361,784	434,656
Accumulated depreciation and amortization	(201,405)	(220,888)
Total fixed assets, net	$160,379	$213,768
During fiscal 2015, 2014 and 2013, the Company recorded approximately $36 million, $49 million, and $47 million, respectively, in depreciation expense and approximately $16 million, $11 million, and $12 million, respectively, in fixed asset impairments, primarily related to under-performing retail stores.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, under-performing retail stores are stores generating minimal or negative cash flows and are not expected to become profitable in the foreseeable future. The Company continues to close under-performing stores as soon as practicable. Certain store closures are being impacted by the Debtor's bankruptcy proceedings. The Company expects to incur future impairment charges as it continues to close under-performing stores.
Note 8 — Intangible Assets and Goodwill
The Company recorded impairment charges for indefinite-lived intangible assets consisting of trademarks in both the third and fourth quarters of fiscal 2015. In connection with the preparation of the Company's financial statements for the fourth quarter of fiscal 2015, the Company concluded the lowered market prices on its 8.875% Notes due 2017, 7.875% Senior Secured Notes due 2018, 10.000% Senior Notes due 2020, lowered share price and the decline in net sales were indicators of impairment. The Company utilized the relief from royalty method to estimate the fair value of its trademarks. The Company recorded non-cash asset impairment charges of $5 million and $2 million in the EMEA and APAC reporting units, respectively, to reduce the Quiksilver trademark to fair value in the fourth quarter of fiscal 2015. The fair value of the trademarks in the Americas reporting unit exceeded their carrying value by a substantial amount. Changes in estimates and assumptions used to determine whether impairment exists or changes in actual results compared to expected results could result in additional impairment charges in future periods.
In connection with the preparation of the Company’s consolidated financial statements for the third quarter of fiscal 2015, the Company concluded that the significant decline in the Company’s stock price, lowered market prices on its 8.875% Notes due 2017, 7.875% Senior Secured Notes due 2018 and 10.000% Senior Notes due 2020, and the decline in net sales, especially within the wholesale channel, were indicators of impairment. Consequently, the Company performed a two-step interim goodwill impairment test and an intangible asset impairment test using a discounted cash flow analysis to evaluate whether the carrying value of each of its reporting units exceeded its fair value. Based upon the results of step 1, which indicated that the carrying value of the reporting units exceeded their fair value, the Company completed step 2 of the goodwill impairment test, which measures the amount of the goodwill impaired. Based upon its evaluation of the results of the interim goodwill impairment test, the Company recorded non-cash goodwill impairment charges in the third quarter of fiscal 2015 of $74 million and $6 million to fully impair goodwill in its Americas and APAC reporting units, respectively.
The Company utilized relief from royalty method to estimate the fair value of its indefinite-lived intangible assets in the third quarter of fiscal 2015. Based upon the results of its interim impairment evaluation of long-lived assets other than goodwill, the Company recorded a non-cash asset impairment charge of $16 million in the EMEA reporting unit to reduce the Quiksilver trademark to fair value in the third quarter of fiscal 2015.
The Company recorded impairment charges for indefinite-lived intangible assets, consisting of trademarks, in both the second the third quarters of fiscal 2014. In connection with the preparation of the Company’s consolidated financial statements for the third quarter of fiscal 2014, the Company performed an interim impairment test for the EMEA reporting unit due to the significant decline in the Company's stock price and further net revenue deterioration in the EMEA wholesale channel. The results of this impairment evaluation resulted in a non-cash charge of $178 million to fully impair goodwill associated with the EMEA reporting unit.
In connection with the preparation of the Company’s consolidated financial statements for the second quarter of fiscal 2014, given the sales decline in the Company’s EMEA reporting unit for the six months ended April 30, 2014, the Company performed an interim impairment test for the EMEA reporting unit using a discounted cash flow analysis and evaluated whether any adverse economic or industry trends would negatively affect the conclusions drawn from the prior period annual impairment test. The results of the Company’s interim impairment evaluation indicated that the fair value of the EMEA reporting unit exceeded its carrying value by 9%. As a result, the Company concluded that the EMEA reporting unit’s goodwill was not impaired based on the interim impairment evaluation.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets consisted of the following as of the dates indicated:

	October 31,
	2015			2014
In thousands	Gross Amount	Amortization	Net Book Value	Gross Amount	Amortization	Net Book Value
Non-amortizable trademarks	$100,955	$—	$100,955	$124,121	$—	$124,121
Amortizable trademarks	24,875	(13,205)	11,670	21,858	(12,508)	9,350
Amortizable licenses	9,531	(9,531)	—	11,817	(11,817)	—
Other amortizable intangibles	8,427	(6,689)	1,738	8,406	(6,367)	2,039
Total	$143,788	$(29,425)	$114,363	$166,202	$(30,692)	$135,510
The decrease in non-amortizable trademarks is due primarily to the impairments of the Quiksilver trademark within the EMEA and APAC reporting units. Other amortizable intangibles primarily include non-compete agreements, patents and customer relationships and are amortized on a straight-line basis over their estimated useful lives of 4 to 18 years. Certain trademarks and licenses are amortized using estimated useful lives of 10 years with no residual values. Intangible amortization expense was approximately $3 million in fiscal 2015, $2 million for fiscal 2014 and $2 million for fiscal 2013. Based on the Company’s amortizable intangible assets as of October 31, 2015, annual amortization expense is estimated to be approximately $3 million in fiscal 2016, $2 million in fiscal 2017 through fiscal 2019, and $1 million in fiscal 2020 through fiscal 2021.
Goodwill
Goodwill by segment and in total, and changes in the carrying amounts, as of the dates indicated are as follows:

In thousands	Americas	EMEA	APAC	Consolidated
Gross goodwill	$75,974	$174,869	$135,752	$386,595
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at October 31, 2012	$75,974	$174,869	$6,207	$257,050
Gross goodwill	75,974	174,869	135,752	386,595
Foreign currency translation and other	(1,031)	5,606	—	4,575
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at October 31, 2013	$74,943	$180,475	$6,207	$261,625
Gross goodwill	74,943	180,475	135,752	391,170
Foreign currency translation and other	(528)	(2,278)	—	(2,806)
Impairments	—	(178,197)	—	(178,197)
Accumulated impairment losses	—	—	(129,545)	(129,545)
Net goodwill at October 31, 2014	$74,415	$—	$6,207	$80,622
Gross goodwill	74,415	178,197	135,752	388,364
Foreign currency translation and other	(1,039)	—	—	(1,039)
Impairments	(73,376)	—	(6,207)	(79,583)
Accumulated impairment losses	—	(178,197)	(129,545)	(307,742)
Net goodwill at October 31, 2015	$—	$—	$—	$—
Note 9 — Debt
Voluntary Reorganization Under Chapter 11
The filing of the Petitions on September 9, 2015 created defaults and cross defaults pursuant to the terms of the Company’s Indentures to its 10.000% Senior Notes due 2020 (the "2020 Notes"), 7.875% Senior Secured Notes due 2018 (the "2018 Notes"), 8.875% Notes due 2017 (the "2017 Notes"), and the ABL Credit Facility, which accelerated the due dates for the obligations. The filing of a petition under the Bankruptcy Code results in the automatic stay of virtually all actions of creditors

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to collect pre-petition debts, until such time the stay is modified or removed. With respect to the 2017 Notes, the Company has received waivers for the defaults and cross defaults and the rescission of the acceleration for a period of up to 210 days from September 9, 2015. The Company has presented its outstanding debt under the 2017 Notes in current liabilities not subject to compromise on its consolidated balance sheet as of October 31, 2015. The Company has presented its outstanding debt under the 2018 Notes and 2020 Notes in liabilities subject to compromise on its consolidated balance sheet as of October 31, 2015. Lastly, as discussed below under the DIP Facilities section, the ABL Credit Facility was paid-off in September 2015.
Pursuant to the PSA, the Company’s existing debt and accrued interest will be reduced by $510 million, including the extinguishment of all of its 2018 Notes and 2020 Notes. Additionally, new debtor-in-possession financing of up to $175 million was provided, as more fully described below. The Company’s 2017 Notes would be reinstated upon the consummation of the transactions set forth in the PSA. For further information on the contemplated restructuring of the Company's capital and debt structure in conjunction with the Petitions, see Note 22 — Voluntary Reorganization under Chapter 11.
A summary of borrowings under lines of credit and long-term debt as of the dates indicated is as follows:

		October 31,
In thousands	Maturity	2015	2014
Debtor-in-Possession Term Loan Facility - 12% Fixed	February 5, 2016	$70,000	$—
Debtor-in-Possession ABL Loan Facility - 4.5% Floating	February 5, 2016	17,734	—
Eurofactor line of credit - 0.6% Floating	October 31, 2016	22,835	32,929
Lines of credit - 0.8% - 1.9% Floating	December 10, 2015	2,308	—
2017 Notes - 8.875% Fixed (1)	December 15, 2017	218,905	252,188
2018 Notes - 7.875% Fixed (2)	August 1, 2018	280,000	278,834
2020 Notes - 10.000% Fixed (2)	August 1, 2020	225,000	222,582
ABL Credit Facility - 2.1% to 4.1% Floating	May 24, 2018	—	35,933
Capital lease obligations and other borrowings - Various % (1)	Various	4,265	6,124
Total debt		841,047	828,590
Less: Reclassification to liabilities subject to compromise		(506,749)	—
Less: Current portion		(333,395)	(35,361)
Long-term debt, net of current portion		$903	$793,229
___________

(1)	The 2017 Notes have been classified as current liabilities not subject to compromise on the Company's consolidated balance sheet at October 31, 2015.

(2)
The 2018 Notes and 2020 Notes and other minor debt obligations have been reclassified to liabilities subject to compromise on the Company's consolidated balance sheet at October 31, 2015, as they are subject to resolution during the Bankruptcy Proceedings.

Borrowing Availability and Capacity
As of October 31, 2015, the Company's credit facilities, which includes the DIP Facilities described below, allowed for total cash borrowings and letters of credit of $125 million. The actual availability and maximum borrowings possible under certain credit facilities fluctuates with the amount of eligible assets comprising the "borrowing base." At October 31, 2015, we had a total of $43 million of direct borrowings and $39 million in letters of credit outstanding. The amount of availability for borrowings remaining as of October 31, 2015 was $44 million; $20 million of which could be used in the United States and APAC, $6 million in availability for letters of credit in EMEA and $18 million in availability for borrowings in EMEA.
DIP Facilities
On September 10, 2015, the Bankruptcy Court approved, on an interim basis, the Company's debtor-in-possession financing in an aggregate amount of up to $175 million, consisting of (i) a $60 million asset-based loan (“ABL”) revolving credit facility (the “DIP ABL Facility”) provided by Bank of America, N.A., and (ii) a $115 million delayed draw term loan facility (the “DIP Term Loan Facility” and, together with the DIP ABL Facility, the "DIP Facilities") provided by affiliates of Oaktree Capital. Subject to the satisfaction of certain customary conditions to borrowing, the entire DIP ABL Facility and $70 million of the DIP Term Loan Facility became available upon entry of the interim order, and the balance of the DIP Term Loan Facility became

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available upon entry of the final order on October 28, 2015. The proceeds of the DIP Facilities were used in part to repay amounts outstanding under the pre-petition ABL Credit Facility in September 2015.
The DIP Facilities will mature 150 days after the Petition Date, and contain representations, conditions, covenants and events of default customary for similar facilities. The DIP Facilities are collectively secured by all assets of the Debtors, and such liens are senior to the lien of the 2018 Notes. The DIP ABL Facility is secured by a first-priority lien on inventory, receivables, cash and other customary ABL collateral owned by the Debtors (“ABL Collateral”), and a second-priority lien on all other assets of the Debtors (“Term Loan Collateral”). The DIP Term Loan Facility has a first-priority lien on Term Loan Collateral, and a second-priority lien on all ABL Collateral. A portion of the DIP ABL Facility will be funded to certain Australian, Canadian and Japanese subsidiaries of the Company, which loans will be secured by assets of such foreign subsidiaries. The DIP Term Loan Facility bears interest at 12%. The DIP ABL Facility bears interest at LIBOR plus 3.5%.
The DIP Facilities include standard covenants which are customary for financing transactions of this type; amongst others, they include the retention of an outside restructuring consultant, restrictions on cash management, and compliance with the bankruptcy proceeding requirements. As of October 31, 2015, the Company was in compliance with these covenants.
For fiscal 2015, fees paid to the lenders for the DIP ABL Facility and DIP Term Loan Facility amounted to $1 million and $3 million, respectively, and have been recorded in reorganization items. All professional fees incurred for the DIP ABL Facility and DIP Term Loan Facility have been recorded in reorganization items.
Eurofactor and other EMEA lines of credit
On October 31, 2013, certain European subsidiaries of the Company entered into a line of credit facility (the "Eurofactor") with a commercial bank. The facility has an initial term of three years and borrowings are limited to €60 million. Borrowing availability under this facility is based on eligible EMEA trade accounts receivable; the facility does not contain any financial covenants.
The Company also maintains various credit facilities with several banks in Europe. These facilities are all unsecured, short-term facilities used to support day-to-day working capital needs of the EMEA segment.
2017 Notes
In December 2010, Boardriders S.A., the Company’s wholly-owned subsidiary, issued €200 million aggregate principal amount of its senior notes, which bear a coupon interest rate of 8.875% and are due December 15, 2017. For the year following December 15, 2014, the 2017 Notes were redeemable at 104.4%. The 2017 Notes were issued at par value in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2017 Notes were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. The 2017 Notes were not registered under the Securities Act or the securities laws of any other jurisdiction.
The 2017 Notes are general senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Quiksilver, Inc. and certain of its current and future U.S. and non-U.S. subsidiaries, subject to certain exceptions. These subsidiary guarantors include entities with ownership of the Company's Quiksilver, Roxy, and DC trademarks worldwide.
The Company may redeem some or all of the 2017 Notes at fixed redemption prices as set forth in the indenture related to such 2017 Notes; however, the Company does not plan to exercise this redemption. The 2017 Notes indenture includes covenants that limit the Company’s ability to impose limitations on the ability of its restricted subsidiaries to pay dividends or make other payments to Quiksilver, Inc. In addition, this indenture includes covenants that limit the Company's ability to incur additional debt; pay dividends on its capital stock or repurchase its capital stock; make certain investments; enter into certain types of transactions with affiliates; use assets as security in other transactions; and sell certain assets or merge with or into other companies. As a result of the Petitions, the Company has received waivers for the defaults and cross defaults and the rescission of the acceleration for a period of up to 210 days from September 9, 2015, which is February 5, 2016.
Pursuant to the PSA, upon emergence from bankruptcy, the 2017 Notes will be subject to a €50 million principal reduction and a three year extension of the maturity date.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Notes and 2020 Notes
On July 16, 2013, Quiksilver, Inc. and its wholly-owned subsidiary, QS Wholesale, Inc. issued (i) $280 million aggregate principal amount in 7.875% Senior Secured Notes due 2018, and (ii) $225 million aggregate principal amount in 10.000% Senior Notes due 2020 (the “Original 2020 Notes”). These notes were issued in a private offering that was exempt from the registration requirements of the Securities Act. They were offered within the United States only to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside of the United States only to non-U.S. investors in accordance with Regulation S under the Securities Act. In November, 2013, the Original 2020 Notes were exchanged for publicly registered notes with identical terms, known as the 2020 Notes.
The issuers received net proceeds from the offering of the 2018 Notes and the Original 2020 Notes of approximately $493 million after deducting initial purchaser discounts, but before offering expenses. The Company used a portion of the net proceeds to redeem their former 2015 Notes on August 15, 2013. The Company also used portions of the net proceeds to repay in full and terminate its former Americas term loan, to pay down a portion of the then outstanding amounts under the ABL Credit Facility and to pay related fees and expenses. As a result of the repayments of the former 2015 Notes and the Americas term loan, the Company recorded non-cash expense to reorganization items of approximately $3 million to write-off the deferred debt issuance cost related to such debt during the fiscal year ended October 31, 2015. As a result of the Petitions, the Company recorded non-cash expense to reorganization items of approximately $4 million and $4 million to write-off the deferred debt issuance cost related to the 2018 Notes and 2020 Notes, respectively, during the fiscal year ended October 31, 2015.
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
The 2018 Notes and 2020 Notes indentures include covenants that limit the Company’s ability to impose limitations on the ability of its restricted subsidiaries to pay dividends or make certain other payments to the Company. In addition, these indentures include covenants that limit the Company’s ability to, among other things: use assets as security in other transactions; sell certain assets; merge with or into other companies; incur additional debt; issue certain preferred shares; pay dividends on its capital stock or repurchase capital stock; make certain investments; or enter into certain types of transactions with affiliates. As of October 31, 2015, the Company was in compliance with these covenants.
Pursuant to the PSA, upon emergence from bankruptcy, the 2018 Notes and 2020 Notes will be extinguished. New common shares will be issued to the holders of the 2018 Notes and $12.5 million in cash will be allocated between holders of the 2020 Notes and the general unsecured creditors.
For fiscal 2015, the contractual interest expense under the 2018 Notes and 2020 Notes was $22 million and $23 million, respectively, however, due to the Petitions, the Company ceased recording interest expense on the Petition Date. As a result, the Company recorded interest expense of $19 million for each of the 2018 Notes and 2020 Notes in the consolidated statement of operations for fiscal 2015.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABL Credit Facility
On May 24, 2013, Quiksilver, Inc., as a guarantor, QS Wholesale, Inc., as lead borrower, and certain other U.S., Canadian, Australian and Japanese subsidiaries of Quiksilver, Inc., as borrowers (collectively, the “Borrower”) and/or as guarantors, entered into an amended and restated asset-based credit facility with Bank of America, N.A. and a syndicate of lenders, which amended and restated the existing asset-based credit facility for Quiksilver, Inc.’s Americas operations (the “ABL Credit Facility”). The ABL Credit Facility had a term of 5 years. On July 16, 2013, the Company entered into an amendment to the ABL Credit Facility to provide for certain mechanical changes required in connection with the issuance of the 2018 Notes and 2020 Notes. On September 10, 2015, proceeds of the DIP Facilities were used in part to fully repay amounts outstanding under the ABL Credit Facility. In conjunction with the termination of the ABL Credit Facility, the Company wrote-off unamortized deferred financing costs of $4 million to reorganization items in the statement of operations.
Capital lease obligations and other borrowings
During the second quarter of fiscal 2014, the Company paid approximately $15 million of other borrowings to the former minority interest owners of the Company's Brazil subsidiary, related to the Company's acquisition of the remaining minority interest in this subsidiary in November 2013.
Payment of Obligations
Principal payments on all long-term debt obligations as of the date indicated, including capital leases, are due by fiscal year according to the table below.

In thousands	October 31, 2015
2016	$115,090
2017	220,031
2018	280,926
2019	—
2020	225,000
Total	$841,047
Fair Value
The estimated fair value of the Company’s debt as of October 31, 2015 was $432 million, compared to a carrying value of $841 million. The fair value of the Company’s debt is calculated based on the market price of the Company’s publicly traded 2020 Notes, the trading price of the Company’s 2017 Notes and 2018 Notes, (all Level 1 fair value inputs), and the carrying values of the Company’s other debt obligations due to the variable rate nature of those debt obligations.
Note 10 — Accrued Liabilities and Other Long-Term Liabilities
Voluntary Petition under Chapter 11
At October 31, 2015, in connection with the Voluntary Reorganization under Chapter 11, the Company has reclassified a total of $23 million from accrued liabilities and other long-term liabilities to liabilities subject to compromise on its consolidated balance sheet, as these liabilities are subject to resolution during the Bankruptcy Cases. See Note — 23 Liabilities Subject to Compromise.
Accrued liabilities consisted of the following as of the dates indicated:

	October 31,
In thousands	2015	2014
Accrued employee compensation and benefits (1)	$26,440	$40,461
Accrued sales and payroll taxes	17,473	19,471
Accrued interest (1)	8,176	19,673
Other liabilities (1) (2)	38,022	33,096
Total accrued liabilities	$90,111	$112,701

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other long-term liabilities consisted of the following as of the dates indicated:

	October 31,
In thousands	2015	2014
Facility exit costs (1)	$2,850	$8,333
Security deposits received	526	606
Other long-term liabilities (3)	16,968	21,720
Total other long-term liabilities	$20,344	$30,659
___________

(1)	Excludes amounts transferred to liabilities subject to compromise on the consolidated balance sheet.

(2)	Other liabilities and other long-term liabilities consist of various accrued expenses with no individual item accounting for more than 5% of total current liabilities.

(3)	Other long-term liabilities consist of various accrued expenses with no individual item accounting for more than 5% of total liabilities.
Note 11 — Commitments and Contingencies
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
During the course of the Bankruptcy Cases, the Debtors have evaluated, and will continue to, evaluate the potential assumption, rejection or amendments and assumptions thereof of their executory contracts, including unexpired leases and professional athlete contracts. The Debtors will identify contracts to be assumed; and all remaining contracts will be rejected.
Operating Leases
The Company leases certain land and buildings under long-term operating lease agreements. At October 31, 2015, the Company has entered motions to reject approximately $19 million of the lease commitments, which have been excluded in the table below. These motions were approved by the Bankruptcy Court at October 31, 2105. Subsequent to October 31, 2015, the Company has entered motions to reject approximately $50 million of the lease commitments, which were included in the table below. These motions were approved by the Bankruptcy Court. The Company may continue to enter additional motions to reject commitments during the Bankruptcy Proceedings. The following is a schedule of future minimum lease payments by fiscal year required under such leases as of the date indicated:

In thousands	October 31, 2015
2016	$69,105
2017	61,182
2018	48,469
2019	39,794
2020	33,682
Thereafter	85,533
Total	$337,765
Total rent expense was approximately $130 million, $119 million and $123 million, in fiscal 2015, 2014 and 2013, respectively, and was charged to SG&A.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Professional Athlete Sponsorships
The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in sports such as surfing, skateboarding, snowboarding and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed to SG&A as incurred.
The following is a schedule of future estimated minimum payments by fiscal year required under such endorsement agreements as of the date indicated:

In thousands	October 31, 2015
2016	$6,891
2017	2,893
2018	1,645
2019	1,043
2020	783
Thereafter	550
Total	$13,805
Litigation
In April 2015, two putative securities class action complaints were filed against the Company and two of its former officers in the United States District Court for the Central District of California under the following captions: Leiland Stevens, Individually and on Behalf of All Others Similarly Situated v. Quiksilver, Inc., et al. and Shiva Stein, Individually and on Behalf of All Others Similarly Situated v. Quiksilver, Inc., et al. On June 26, 2015, the court consolidated these lawsuits and named Babulal Parmar as the lead plaintiff. On August 25, 2015, lead plaintiff filed an amended complaint in the consolidated action. The amended complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The putative class period in this action is from June 6, 2014 through March 26, 2015. The complaint seeks designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including attorneys’ fees and expert fees, and such other relief as the court deems appropriate. The Company cannot predict the outcome of this matter or estimate the range of potential liability or potential impact on its results of operations, financial position or cash flows. The Company has not recorded a liability for this matter. On September 21, 2015, the court entered an order staying the action pending bankruptcy proceedings.
On June 2, 2015, a shareholder derivative complaint was filed against present and former members of the Company’s Board of Directors and former officers in the Superior Court of the State of California, County of Orange, under the following caption: An H. Vu, Derivatively on Behalf of Quiksilver, Inc. v. Andrew P. Mooney, et al., Defendants, and Quiksilver, Inc., Nominal Defendant. The complaint asserts claims for breach of fiduciary duty, unjust enrichment and gross mismanagement against the individual defendants. The complaint seeks a declaration that plaintiff may maintain the action on behalf of the Company, declaratory relief, unspecified compensatory and exemplary damages, restitution, disgorgement of all profits, benefits and other compensation obtained by the individual defendants, an order directing the Company and the individual defendants to take actions to reform and improve the Company's corporate governance and internal procedures, and all appropriate equitable and/or injunctive relief. The Company cannot predict the outcome of this matter or estimate the potential impact on its results of operations, financial position or cash flows. The Company has not recorded a liability for this matter. On September 14, 2015, the court entered an order suspending the case.
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

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note 12 — Stockholders’ Equity
Voluntary Reorganization under Chapter 11
If the terms of the PSA are implemented, new common shares will be issued to holders of the 2018 Notes. All of the Company’s existing equity securities, including its shares of common stock and warrants, will be cancelled and extinguished without holders receiving any distribution. In addition, pursuant to the PSA, new common shares will be offered to the holders of the 2018 Notes in a $122.5 million rights offering and a €50 million rights offering, each of which would be backstopped by Oaktree where they will fund any amount not issued under the offering. For further information on the contemplated restructuring of the Company's capital and debt structure in conjunction with the Petitions, see Note 22 — Voluntary Reorganization under Chapter 11.
Options
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
For non-performance based options, the Company uses the Black-Scholes option-pricing model to value stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for each of fiscal 2015, 2014 and 2013, assuming risk-free interest rates of 2%, 2.2%, and 1.7%, respectively; volatility of 82.1%, 80.7%, and 78.3%, respectively; zero dividend yield; and expected lives of 6.6 years, 6.7 years, and 7.1 years, respectively. The weighted average fair value of options granted was $0.64, $5.82, and $4.81 for fiscal 2015, 2014, and 2013, respectively. The Company records stock-based compensation expense using the graded vested method over the vesting period, which is generally three years. As of October 31, 2015, the Company had approximately $5 million of unrecognized compensation expense, for non-performance based options, expected to be recognized over a weighted average period of approximately 1.7 years. Compensation expense was included in SG&A for fiscal 2015, 2014 and 2013.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in shares underlying stock options, excluding performance-based stock options, were as follows:

	Year Ended October 31,
	2015		2014		2013
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beginning of year	6,817,609	$4.52	8,829,618	$4.83	12,325,499	$4.49
Granted	9,990,000	0.88	275,000	8.05	1,045,000	6.68
Exercised	—	—	(1,058,416)	4.27	(2,985,792)	2.94
Canceled/Forfeited	(1,833,958)	5.66	(1,228,593)	7.67	(1,555,089)	7.02
Outstanding, end of year	14,973,651	$1.95	6,817,609	$4.52	8,829,618	$4.83
Exercisable, end of year	5,061,984	$3.84	5,696,273	$4.24	6,044,792	$4.72
The aggregate intrinsic value of options exercised during the year ended October 31, 2015 was zero. The aggregate intrinsic value of options outstanding and exercisable as of October 31, 2015 is zero. The weighted average life of options outstanding and exercisable as of October 31, 2015 is 7.8 years and 4.3 years, respectively.
Outstanding stock options, excluding performance-based stock options, at October 31, 2015 consist of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.63 - $2.34	11,616,667	8.7	$1.05	1,936,667	$2.03
$2.35 - $4.60	1,302,500	4.3	3.09	1,302,500	3.09
$4.61 - $6.64	1,408,484	4.7	5.37	1,326,817	5.29
$6.65 - $8.70	400,000	6.9	7.42	250,000	7.77
$8.71 - $10.75	195,000	2.2	9.00	195,000	9.00
$10.76 - $16.36	51,000	0.9	14.52	51,000	14.52
Total	14,973,651	7.8	$1.95	5,061,984	$3.84
Changes in non-vested shares underlying stock options, excluding performance-based stock options, for the year ended October 31, 2015 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	1,121,336	$4.18
Granted	9,990,000	0.64
Vested	(1,016,335)	2.95
Canceled	(183,334)	5.20
Non-vested, end of year	9,911,667	$0.72
Of the 9.9 million outstanding non-vested stock options as of October 31, 2015, 9.6 million are expected to vest over their respective lives.
As of October 31, 2015, there were 2,313,078 shares of common stock that were available for future grant. All of these shares were available for issuance of restricted stock.
Performance-based options and performance-based restricted stock
The Company grants performance-based options and performance-based restricted stock units to certain key employees and executives. Vesting of these awards is contingent upon a required service period and the Company’s achievement of specified

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock price thresholds or performance goals. In addition, the vesting of a portion of the options can be accelerated based upon the Company’s achievement of specified annual performance targets. The Company believes that the granting of these awards serves to further align the interests of its employees and executives with those of its stockholders. The fair value of restricted stock unit awards granted to our former chief executive officer in lieu of a cash annual salary during 2015 were determined using the intrinsic value method on the grant date. The weighted average fair value of the performance-based restricted stock units granted during 2015 was $1.84.
Based on the vesting contingencies in the awards granted during 2014, the Company used a Monte-Carlo simulation in order to determine the grant date fair values of the awards. The assumptions used in the Monte-Carlo simulation for the 2014 restricted stock units included a risk-free interest rate of 0.6%, volatility of 57.7%, and a zero dividend yield. The weighted average fair value of all restricted stock units granted during 2014 was $5.16.
Activity related to performance-based options and performance-based restricted stock units for the fiscal year ended October 31, 2015 is as follows:

	Performance Options	Performance Restricted Stock Units
Non-vested, October 31, 2014	640,000	10,218,508
Granted	—	1,844,000
Exercised	—	—
Canceled	(124,000)	(2,296,080)
Non-vested, October 31, 2015	516,000	9,766,428
As of October 31, 2015, 298,000 of the 516,000 outstanding performance-based stock options were exercisable and none of the performance-based restricted stock units were vested. As of October 31, 2015, the Company had unrecognized compensation expense, net of estimated forfeitures, of approximately $0.1 million related to the performance-based stock options and approximately $2.7 million related to the performance-based restricted stock units, which are not expected to vest. The unrecognized compensation expense related to the performance-based stock options is expected to be recognized over a weighted average period of approximately 1 year.
Restricted stock and non-performance based restricted stock
The Company may also grant restricted stock and non-performance based restricted stock units under its 2013 Performance Incentive Plan. Restricted stock issued under this plan generally vests in three years while non-performance based restricted stock units issued under this plan generally vest upon the completion of a requisite service period. Vesting of a prorated portion of restricted stock unit awards granted to our former chief executive officer in lieu of a cash annual salary was accelerated in the second quarter of fiscal 2015 upon his departure.
Changes in restricted stock for the fiscal years ended October 31, 2015, 2014 and 2013 were as follows:

	Year Ended October 31,
	2015	2014	2013
Outstanding restricted stock, beginning of year	175,000	195,000	801,667
Granted	105,000	105,000	105,000
Vested	(80,000)	(95,000)	(685,000)
Forfeited	(25,000)	(30,000)	(26,667)
Outstanding restricted stock, end of year	175,000	175,000	195,000

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no non-performance based restricted stock units outstanding in the fiscal years ended October 31, 2014 and 2013. Changes in non-performance based restricted stock units for the fiscal year ended October 31, 2015 were as follows:

Year Ended October 31, 2015
Outstanding non-performance based restricted stock units, beginning of year	—
Granted	675,676
Vested	(281,532)
Forfeited	(394,144)
Outstanding non-performance based restricted stock units, end of year	—
Restricted stock is issued at fair market value at the date of grant. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The Company monitors the probability of meeting the restricted stock performance criteria, if any, and adjusts the amortization period as appropriate. As of October 31, 2015, there had been no acceleration of amortization periods and the Company had approximately $0.2 million of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.2 years.
Employee Stock Purchase Plan
The Company began the Quiksilver Employee Stock Purchase Plan (the “ESPP”) in fiscal 2001, which provides a method for employees of the Company to purchase common stock at a 15% discount from fair market value as of the beginning or end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all full-time domestic and Australian employees. Since the adoption of guidance within ASC 718, “Stock Compensation,” compensation expense has been recognized for shares issued under the ESPP. During fiscal 2015, 2014 and 2013, 580,780, 332,812, and 448,896 shares of stock, respectively, were issued under the plan with proceeds to the Company of approximately $0.6 million per year. In connection with the delisting of the Company's common stock from the NYSE on September 9, 2015, the Company suspended the ESPP.
During fiscal 2015, 2014 and 2013, the Company recognized total compensation expense related to options, restricted stock, performance-based options, performance-based restricted stock units and ESPP shares of approximately $4 million, $17 million, and $22 million, respectively.
Warrants
In addition to the equity instruments noted above, certain affiliates of Rhône Capital LLC hold common stock warrants that entitle such affiliates to purchase approximately 25.7 million shares of the Company’s common stock at an exercise price of $1.86 per share.
Note 13 — Accumulated Other Comprehensive Income/(Loss)
The components of accumulated other comprehensive income/(loss) include changes in fair value of derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. The components of accumulated other comprehensive income/(loss), net of tax, are as follows:

In thousands	Derivative Instruments	Foreign Currency Adjustments	Total
Balance, October 31, 2012	$5,756	$80,656	$86,412
Net gains reclassified to cost of goods sold	(8,137)	—	(8,137)
Net gains reclassified to foreign currency gain	(343)	—	(343)
Changes in fair value, net of tax	(1,867)	(2,147)	(4,014)
Balance, October 31, 2013	$(4,591)	$78,509	$73,918
Net gains reclassified to cost of goods sold	(597)	—	(597)
Changes in fair value, net of tax	9,281	(25,314)	(16,033)
Balance, October 31, 2014	$4,093	$53,195	$57,288
Net gains reclassified to cost of goods sold	(23,660)	—	(23,660)
Changes in fair value, net of tax	28,690	(47,373)	(18,683)
Balance, October 31, 2015	$9,123	$5,822	$14,945
Note 14 — Income Taxes
A summary of the provision/(benefit) for income taxes from continuing operations is as follows:

	Year Ended October 31,
In thousands	2015	2014	2013
Current:
United States:
Federal	$980	$(14,320)	$(1,921)
State	541	(2,676)	(60)
Foreign	14,376	18,751	13,719
	15,897	1,755	11,738
Deferred:
United States:
Federal	(1,088)	134	(1,490)
State	(451)	34	(259)
Foreign	1,279	(6,280)	156,231
	(260)	(6,112)	154,482
Provision/(benefit) for income taxes	$15,637	$(4,357)	$166,220
A reconciliation of the effective income tax rate to a computed “expected” statutory federal income tax rate is as follows:

	Year Ended October 31,
	2015	2014	2013
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.1)%	0.8%	0.1%
Foreign tax rate differential	(2.7)%	(0.8)%	(9.6)%
Goodwill impairment	(8.1)%	(18.7)%	—%
Stock-based compensation	(0.3)%	(0.3)%	(2.3)%
Uncertain tax positions	(0.2)%	(0.2)%	1.3%
Valuation allowance	(26.3)%	(13.6)%	(260.5)%
Other	(2.5)%	(0.9)%	(1.3)%
Effective income tax rate	(5.2)%	1.3%	(237.3)%

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred income tax assets/(liabilities) are as follows:

	October 31,
In thousands	2015	2014
Deferred income tax assets:
Allowance for doubtful accounts	$4,784	$6,748
Unrealized gains and losses	12,463	9,351
Tax loss carry forwards	427,877	419,584
Accruals and other	100,194	80,028
Subtotal of deferred income tax assets	545,318	515,711
Deferred income tax liabilities:
Depreciation and amortization	(4,045)	(8,411)
Intangibles	(23,805)	(26,766)
Subtotal of deferred income tax liabilities	(27,850)	(35,177)
Deferred income tax assets, net	517,468	480,534
Valuation allowance	(541,042)	(495,938)
Net deferred income tax liabilities	$(23,574)	$(15,404)
Loss before provision/(benefit) for income taxes from continuing operations includes $76 million, $151 million, and $5 million of loss from foreign jurisdictions for the fiscal years ended October 31, 2015, 2014 and 2013, respectively. The Company's sale of the Mervin and Hawk businesses generated income tax of approximately $19 million within discontinued operations during fiscal 2014. However, as the Company does not expect to pay income tax on these sales after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations. Before this tax benefit, the Company generated income tax expense of $12 million in fiscal 2014 due to being unable to record tax benefits against the losses in certain jurisdictions where we have previously recorded valuation allowances. The Company does not provide for the U.S. federal, state or additional foreign income tax effects on certain foreign earnings that management intends to permanently reinvest. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.
As of October 31, 2015, the Company has federal net operating loss carry forwards of approximately $413 million and state net operating loss carry forwards of approximately $462 million, which will expire on various dates through 2035. The Company has recorded a valuation allowance against the entire amount of these tax loss carry forwards. In addition, the Company has foreign tax loss carry forwards of approximately $845 million as of October 31, 2015. Approximately $790 million will be carried forward until fully utilized, with the remaining $55 million expiring on various dates through 2035. The Company has recorded a valuation allowance against $818 million of the foreign tax loss carry forwards.
The Company is likely to be subject to tax rules under Internal Revenue Code (“IRC”) § 108 and IRC § 382 under which tax attributes, including net operating loss carryforwards, can be limited.  The possibility of tax attribute reduction under these rules did not have an impact on the Company’s tax expense during fiscal 2015 as the Company had already recorded a full valuation allowance against the deferred tax assets of the Debtors.
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. In the fiscal year ended October 31, 2015, the Company concluded that it is more likely than not that its deferred tax assets within certain business units in the APAC segment will not be realized and a full valuation allowance of $7 million was added to the previously recorded valuation allowances in the APAC segment. Due to sustained tax losses, the Company maintains a previously recorded valuation allowance against its net deferred tax assets in certain jurisdictions in the Americas, EMEA, and Corporate Operations segments.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest and penalties and related tax carry forwards):

	Year Ended October 31,
In thousands	2015	2014
Balance, beginning of year	$12,491	$11,002
Gross increases related to current year tax positions	—	1,352
Gross increases related to prior period tax positions	1,368	645
Lapse in statute of limitation	(1,063)	(437)
Foreign exchange and other	(99)	(71)
Balance, end of year	$12,697	$12,491
If the Company’s positions are sustained by the relevant taxing authority, approximately $11.4 million (excluding interest and penalties) of uncertain tax position liabilities as of October 31, 2015 would favorably impact the Company’s effective tax rate in future periods.
The Company includes interest and penalties related to unrecognized tax benefits in its provision for income taxes in the accompanying consolidated statements of operations, which is included in current tax expense in the summary of income tax provision table shown above. As of October 31, 2015, the Company had recognized a liability for interest and penalties of $7.9 million.
During the next 12 months, it is reasonably possible that the Company’s liability for uncertain tax positions may change by a significant amount as a result of the resolution or payment of uncertain tax positions related to intercompany transactions between foreign affiliates and certain foreign withholding tax exposures. Conclusion of these matters could result in settlement for different amounts than the Company has accrued as uncertain tax benefits. If a position that the Company concluded was more likely than not is subsequently reversed, the Company would need to accrue and ultimately pay an additional amount. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months range from a reduction of the liability for unrecognized tax benefits of $11.1 million to an increase of the liability of $4 million, excluding penalties and interest for its existing tax positions. There were no settlements in fiscal 2015 or 2014.
The Company conducts business globally and files income tax returns in the United States and its significant foreign tax jurisdictions, including France, Australia, and Canada. The Company is subject to examination in the United States for fiscal 2012 and thereafter, in France for fiscal 2011 and thereafter, in Australia for fiscal 2011 and thereafter, and in Canada for fiscal 2012 and thereafter. Certain subsidiaries currently are under tax audit in France for years ranging from fiscal 2010 through fiscal 2013.
Note 15 — Employee Benefit Plans
The Company maintains the Quiksilver 401(k) Employee Savings Plan and Trust (the “401(k) Plan”). This plan is generally available to all U.S. employees with six months of service and is funded by employee contributions and periodic discretionary contributions from the Company, which are approved by the Company’s Board of Directors. The Company did not make any contributions to the 401(k) Plan in fiscal 2015, 2014, and 2013.
Employees of the Company’s French subsidiary, Na Pali SAS, with three months of service are covered under the French Profit Sharing Plan (the “French Profit Sharing Plan”), which is mandated by law.
Compensation is earned under the French Profit Sharing Plan based on statutory computations with an additional discretionary component. Funds are maintained by the Company and become fully vested with the employees after five years, although earlier disbursement is optional if certain personal events occur or upon the termination of employment. Compensation expense of $0.2 million, $0.3 million, and $0.5 million was recognized related to the French Profit Sharing Plan for the fiscal years ended October 31, 2015, 2014 and 2013, respectively.
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

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company accounts for all of its cash flow hedges under ASC 815, “Derivatives and Hedging,” which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with ASC 815, the Company designates forward contracts as cash flow hedges of forecasted purchases of commodities. The results of derivative financial instruments are recorded in cash flows from operating activities within the consolidated statements of cash flows.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of October 31, 2015, the Company was hedging a portion of forecasted transactions expected to occur through October 2016. Assuming October 31, 2015 exchange rates remain constant, $9 million of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings over the next 12 months.
On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Before entering into various hedge transactions, the Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) if a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate. As a result of the expiration, sale, termination, or exercise of derivative contracts, the Company reclassified into earnings net gains of $24 million, $1 million and $8 million for the fiscal year ended October 31, 2015, 2014 and 2013, respectively.
The Company enters into forward exchange and other derivative contracts with major banks and is exposed to exchange rate losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not require collateral or other security to support the contracts.
As of October 31, 2015, the Company had the following outstanding derivative contracts that were entered into to hedge forecasted purchases:

In thousands	Commodity	Notional Amount	Maturity	Fair Value
United States dollar	Inventory	$124,216	Nov 2015 - Oct 2016	$5,816
The Company’s derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, the Company’s credit risk and the Company’s counterparties’ credit risks. Based on these inputs, the Company’s derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the accompanying consolidated balance sheet as of the dates indicated:

				Derivative Assets/(Liabilities) at Fair Value
	Fair Value Measurements Using
In thousands	Level 1	Level 2	Level 3
October 31, 2015:
Derivative assets:
Other receivables	$—	$5,816	$—	$5,816
Total fair value	$—	$5,816	$—	$5,816
October 31, 2014:
Derivative assets:
Other receivables	$—	$16,683	$—	$16,683
Derivative liabilities:
Accrued liabilities	—	(2)	—	(2)
Total fair value	$—	$16,681	$—	$16,681
Note 17 — Quarterly Financial Data (Unaudited)
A summary of quarterly financial data (unaudited) is as follows:

	Year Ended October 31, 2015
	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31
Revenues, net	$340,854	$333,052	$336,134	$335,900
Gross profit	169,444	156,798	161,392	133,746
Loss from continuing operations attributable to Quiksilver, Inc.(1)	(18,290)	(37,594)	(124,712)	(133,096)
Income from discontinued operations attributable to Quiksilver, Inc.	7,520	—	—	—
Net loss attributable to Quiksilver, Inc.(1)	(10,770)	(37,594)	(124,712)	(133,096)
Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	(0.11)	(0.22)	(0.73)	(0.77)
Income per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	0.04	—	—	—
Net loss per share attributable to Quiksilver, Inc., assuming dilution	(0.06)	(0.22)	(0.73)	(0.78)
Trade accounts receivable, net	258,952	251,947	218,962	213,493
Inventories	306,119	291,248	338,432	295,062

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended October 31, 2014
	Quarter Ended
In thousands, except per share amounts	January 31	April 30	July 31	October 31
Revenues, net	$394,910	$396,941	$378,215	$401,388
Gross profit	200,640	194,290	181,071	187,209
Loss from continuing operations attributable to Quiksilver, Inc.(2)	(21,529)	(37,880)	(218,309)	(49,315)
Income/(loss) from discontinued operations attributable to Quiksilver, Inc.(3)	37,720	(15,244)	(2,283)	(1,223)
Net income/(loss) attributable to Quiksilver, Inc.(2)	16,191	(53,124)	(220,592)	(50,538)
Loss per share from continuing operations attributable to Quiksilver, Inc., assuming dilution	(0.13)	(0.22)	(1.28)	(0.29)
Income/(loss) per share from discontinued operations attributable to Quiksilver, Inc., assuming dilution	0.22	(0.09)	(0.01)	(0.01)
Net income/(loss) per share attributable to Quiksilver, Inc., assuming dilution	0.10	(0.31)	(1.29)	(0.30)
Trade accounts receivable, net	331,141	343,767	308,113	311,014
Inventories	365,075	309,585	337,164	284,517
___________

(1)
The fiscal quarter ended July 31, 2015 included goodwill impairment charges of $74 million and $6 million for the Americas and APAC segments, respectively. The fiscal quarter ended July 31, 2015 also included an impairment charge of $16 million in the EMEA reporting unit to reduce the Quiksilver trademark to fair value. The fiscal quarter ended October 31, 2015 also included impairment charges of $5 million and $2 million in the EMEA and APAC reporting units, respectively, to reduce the Quiksilver trademark to fair value.

(2)	The fiscal quarter ended July 31, 2014 included goodwill impairment charge of $178 million for the EMEA segment.

(3)	The fiscal quarters ended April 30, 2014 and July 31, 2014 include impairment charges of $15 million and $4 million, respectively, related to the Surfdome business.
Note 18 — Restructuring Charges
In connection with the globalization of its organizational structure and core processes, as well as its overall cost reduction efforts, the Company developed and approved a multi-year profit improvement plan in 2013 (the "2013 Plan"). The 2013 Plan covers the global operations of the Company, and as the Company continues to evaluate its structure, processes and costs, additional charges may be incurred in the future under this plan that are not yet determined. The 2013 Plan is, in many respects, a continuation and acceleration of the Company's Fiscal 2011 Cost Reduction Plan (the “2011 Plan”). The Company will no longer incur any new charges under the 2011 Plan, but will continue to make cash payments on amounts previously accrued under the 2011 Plan. Amounts charged to expense under the 2013 Plan were primarily recorded in SG&A, with a small portion recorded in cost of goods sold on the accompanying consolidated statements of operations.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity and liability balances recorded as part of the 2013 Plan and 2011 Plan were as follows:

In thousands	Workforce	Facility & Other	Total
Balance, October 31, 2012	$5,335	$6,856	$12,191
Charged to expense	22,671	5,838	28,509
Cash payments	(15,847)	(5,163)	(21,010)
Adjustments	—	(592)	(592)
Balance, October 31, 2013	$12,159	$6,939	$19,098
Charged to expense	19,350	15,295	34,645
Cash payments	(19,999)	(9,943)	(29,942)
Balance, October 31, 2014	$11,510	$12,291	$23,801
Charged to expense	10,233	9,095	19,328
Cash payments	(11,502)	(13,528)	(25,030)
Less: Reclassification to liabilities subject to compromise(1)	(9,353)	(1,874)	(11,227)
Balance, October 31, 2015	$888	$5,984	$6,872
___________

(1)
Pursuant to the PSA, the Company has reclassified certain workforce restructuring related obligations, certain future lease obligations and other liabilities to Liabilities Subject to Compromise on the consolidated balance sheet at October 31, 2015. For further information, see Note 23 — Liabilities Subject to Compromise.

Of the amounts charged to expense during fiscal 2015, approximately $4 million, $12 million, $0 million and $3 million were related to the Americas, EMEA, APAC and Corporate Operations segments, respectively.
In addition to the restructuring charges noted above, in fiscal 2013, the Company recorded approximately $4 million of charges in cost of goods sold related to inventory write-downs and approximately $2 million of expenses within SG&A related to certain non-core brands and peripheral product categories that have been discontinued.
Unrelated to the 2013 Plan or the 2011 Plan as discussed above, in fiscal 2013, the Company also recorded severance charges of approximately $3 million within SG&A expense.
Note 19 — Discontinued Operations
In November 2013, the Company completed the sale of Mervin Manufacturing, Inc., a manufacturer of snowboards and related products under the "Lib-Technologies" and "GNU" brands, ("Mervin") for $58 million. In January 2014, the Company completed the sale of substantially all of the assets of Hawk Designs, Inc. ("Hawk"), its subsidiary that owned and operated the "Hawk" brand, for  $19 million. These transactions resulted in an after-tax gain of approximately $30 million during fiscal 2014, which is included in income from discontinued operations in the table below. The Company’s sale of the Mervin and Hawk businesses generated income tax expense of approximately $19 million within discontinued operations during fiscal 2014. However, as the Company did not expect to pay income tax after application of available loss carry-forwards, an offsetting income tax benefit was recognized within continuing operations.
During fiscal 2014, the Company recorded non-cash impairment charges totaling $19 million in discontinued operations to write-down to their estimated fair value the goodwill and intangible assets of its U.K.-based Surfdome Shop, Ltd., a multi-brand e-commerce retailer, ("Surfdome"). In fiscal 2014, the operations of Surfdome generated a tax benefit of $3 million. In December 2014, the Company sold its majority stake in Surfdome for net proceeds of approximately $16 million, which included payments from Surfdome for all outstanding loans and trade receivables. The sale in fiscal 2015 resulted in an after-tax gain of $7 million, which is included in income from discontinued operations in the table below.
Each of the Company’s Mervin, Hawk and Surfdome businesses were classified as “held for sale” and are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. The operating results of discontinued operations were as follows:

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended October 31,
In thousands	2015	2014	2013
Revenues, net	$13,239	$60,605	$83,209
Income before income taxes	6,785	25,355	9,766
Provision for income taxes	53	15,915	3,880
Income from discontinued operations	6,732	9,440	5,886
Less: net loss attributable to non-controlling interest	788	9,530	315
Income from discontinued operations attributable to Quiksilver, Inc.	$7,520	$18,970	$6,201
There were no assets classified as held for sale at October 31, 2015. The components of major assets held for sale and liabilities associated with assets held for sale at October 31, 2014 were as follows:

In thousands	October 31, 2014
Assets:
Inventories, net	$19,659
Other	6,000
Total	$25,659
Liabilities:
Accounts payable	$12,520
Accrued liabilities	120
Deferred tax liabilities	626
Total	$13,266
Total assets held for sale as of October 31, 2014 by segment were as follows:

In thousands	October 31, 2014
Americas	$28
EMEA	25,631
APAC	—
Total	$25,659
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
The Company presents condensed consolidating financial information for Quiksilver, Inc. and its domestic subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Quiksilver, Inc., QS Wholesale, Inc., the 100% owned guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of October 31, 2015 and October 31, 2014 and for each of fiscal 2015, 2014 and 2013. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Year Ended October 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$461	$302,686	$275,676	$869,189	$(102,072)	$1,345,940
Cost of goods sold	—	191,937	181,725	445,202	(94,304)	724,560
Gross profit	461	110,749	93,951	423,987	(7,768)	621,380
Selling, general and administrative expense	13,120	123,470	120,742	441,846	(6,354)	692,824
Asset impairments	—	62,480	20,606	35,452	—	118,538
Operating loss	(12,659)	(75,201)	(47,397)	(53,311)	(1,414)	(189,982)
Interest expense, net	39,917	4,245	(4)	22,571	—	66,729
Foreign currency (gain)/loss	(355)	(440)	480	6,423	—	6,108
Equity in earnings	242,644	(7,625)	—	—	(235,019)	—
Reorganization items	11,260	22,974	958	44	—	35,236
Loss before provision/(benefit) for income taxes	(306,125)	(94,355)	(48,831)	(82,349)	233,605	(298,055)
Provision/(benefit) for income taxes	47	(714)	648	15,656	—	15,637
Loss from continuing operations	(306,172)	(93,641)	(49,479)	(98,005)	233,605	(313,692)
(Loss)/income from discontinued operations	—	—	(2)	6,734	—	6,732
Net loss	(306,172)	(93,641)	(49,481)	(91,271)	233,605	(306,960)
Net loss attributable to non-controlling interest	—	—	—	788	—	788
Net loss attributable to Quiksilver, Inc.	(306,172)	(93,641)	(49,481)	(90,483)	233,605	(306,172)
Other comprehensive loss	(42,343)	—	—	(42,343)	42,343	(42,343)
Comprehensive loss attributable to Quiksilver, Inc.	$(348,515)	$(93,641)	$(49,481)	$(132,826)	$275,948	$(348,515)
Asset impairments in the "QS Wholesale Inc." column above includes a $6 million non-cash charge for the impairment of DC Shoes goodwill that resides in the QS Wholesale Inc. legal entity, but is allocated to the APAC segment for reporting unit purposes. This charge is a component of the $80 million non-cash charge to fully impair all goodwill attributable to the Americas and APAC reporting units (see Note 8 — Intangible Assets and Goodwill).

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Year Ended October 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$465	$340,819	$362,182	$1,025,745	$(157,757)	$1,571,454
Cost of goods sold	193	214,431	258,055	487,092	(151,527)	808,244
Gross profit	272	126,388	104,127	538,653	(6,230)	763,210
Selling, general and administrative expense	36,514	113,530	160,695	522,649	(6,207)	827,181
Asset impairments	2,043	40,430	4,267	142,391	—	189,131
Operating loss	(38,285)	(27,572)	(60,835)	(126,387)	(23)	(253,102)
Interest expense, net	46,464	2,917	(5)	26,615	—	75,991
Foreign currency (gain)/loss	(216)	(269)	66	3,077	—	2,658
Equity in earnings	223,412	4,509	—	—	(227,921)	—
Loss before provision/(benefit) for income taxes	(307,945)	(34,729)	(60,896)	(156,079)	227,898	(331,751)
Provision/(benefit) for income taxes	119	584	(17,531)	12,471	—	(4,357)
Loss from continuing operations	(308,064)	(35,313)	(43,365)	(168,550)	227,898	(327,394)
Income/(loss) from discontinued operations	—	—	29,244	(19,804)	—	9,440
Net loss	(308,064)	(35,313)	(14,121)	(188,354)	227,898	(317,954)
Net loss attributable to non-controlling interest	—	—	—	9,891	—	9,891
Net loss attributable to Quiksilver, Inc.	(308,064)	(35,313)	(14,121)	(178,463)	227,898	(308,063)
Other comprehensive loss	(16,630)	—	—	(16,630)	16,630	(16,630)
Comprehensive loss attributable to Quiksilver, Inc.	$(324,694)	$(35,313)	$(14,121)	$(195,093)	$244,528	$(324,693)
Asset impairments in the "QS Wholesale Inc." column above includes a $38 million non-cash charge for the impairment of DC Shoes goodwill that resides in the QS Wholesale Inc. legal entity, but is allocated to the EMEA segment for reporting unit purposes. This charge is a component of the $178 million non-cash charge to fully impair all goodwill attributable to the EMEA reporting unit (see Note 8 — Intangible Assets and Goodwill).

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Year Ended October 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$464	$428,193	$475,855	$1,158,281	$(243,249)	$1,819,544
Cost of goods sold	—	255,992	332,599	548,582	(193,201)	943,972
Gross profit	464	172,201	143,256	609,699	(50,048)	875,572
Selling, general and administrative expense	54,002	131,560	137,148	559,152	(24,305)	857,557
Asset impairments	—	1,646	5,939	4,742	—	12,327
Operating (loss)/income	(53,538)	38,995	169	45,805	(25,743)	5,688
Interest expense, net	39,487	4,359	1	27,202	—	71,049
Foreign currency loss/(gain)	318	56	(4)	4,319	—	4,689
Equity in earnings	134,970	2,739	—	—	(137,709)	—
(Loss)/income before provision/(benefit) for income taxes	(228,313)	31,841	172	14,284	111,966	(70,050)
Provision/(benefit) for income taxes	422	(665)	(3,488)	169,951	—	166,220
(Loss)/income from continuing operations	(228,735)	32,506	3,660	(155,667)	111,966	(236,270)
(Loss)/income from discontinued operations	(689)	—	5,211	1,353	11	5,886
Net (loss)/income	(229,424)	32,506	8,871	(154,314)	111,977	(230,384)
Net loss attributable to non-controlling interest	—	—	—	960	—	960
Net (loss)/income attributable to Quiksilver, Inc.	(229,424)	32,506	8,871	(153,354)	111,977	(229,424)
Other comprehensive loss	(12,494)	—	—	(12,494)	12,494	(12,494)
Comprehensive (loss)/income attributable to Quiksilver, Inc.	$(241,918)	$32,506	$8,871	$(165,848)	$124,471	$(241,918)

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
October 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,082	$1,447	$—	$32,945	$(2,013)	$36,461
Restricted cash	125	—	—	2,396	—	2,521
Trade accounts receivable, net	—	42,022	25,982	145,489	—	213,493
Other receivables	—	5,727	746	18,716	—	25,189
Income tax receivable	—	144	—	6,042	(144)	6,042
Inventories	—	35,764	75,667	200,960	(17,329)	295,062
Prepaid expenses and other current assets	—	5,728	5,058	18,552	—	29,338
Intercompany balances	—	307,874	—	30,104	(337,978)	—
Total current assets	4,207	398,706	107,453	455,204	(357,464)	608,106
Restricted cash	—	—	—	650	—	650
Fixed assets, net	18,030	26,531	12,012	103,806	—	160,379
Intangible assets, net	9,609	43,179	1,018	60,557	—	114,363
Other assets	31	1,527	415	27,041	—	29,014
Deferred income taxes long-term	—	—	—	10,011	—	10,011
Investment in subsidiaries	482,444	9,150	—	—	(491,594)	—
Total assets	$514,321	$479,093	$120,898	$657,269	$(849,058)	$922,523

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet (Continued)
October 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND EQUITY/(DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Lines of credit	$—	$—	$—	$25,143	$—	$25,143
Debtor-in-possession financing	—	70,641	—	17,093	—	87,734
Accounts payable	397	24,690	9,125	109,305	—	143,517
Accrued liabilities	612	18,801	6,944	65,767	(2,013)	90,111
Long-term debt reclassified to current	—	—	—	220,518	—	220,518
Income taxes payable	—	—	352	5,029	(144)	5,237
Intercompany balances	282,489	—	55,489	—	(337,978)	—
Total current liabilities not subject to compromise	283,498	114,132	71,910	442,855	(340,135)	572,260
Long-term debt, net of current portion	—	—	—	903	—	903
Income tax payable - long-term	—	—	—	9,438	—	9,438
Deferred income taxes long-term	708	15,608	2,343	14,926	—	33,585
Other long-term liabilities	—	5,226	6,741	8,377	—	20,344
Total liabilities not subject to compromise	284,206	134,966	80,994	476,499	(340,135)	636,530
Liabilities subject to compromise	519,782	31,323	24,555	—	—	575,660
Total liabilities	803,988	166,289	105,549	476,499	(340,135)	1,212,190
Stockholders’/invested equity (deficit)	(289,667)	312,804	15,349	180,770	(508,923)	(289,667)
Total liabilities and equity/(deficit)	$514,321	$479,093	$120,898	$657,269	$(849,058)	$922,523

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
October 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$158	$2,867	$(2,701)	$46,340	$—	$46,664
Restricted cash	—	—	—	4,687	—	4,687
Trade accounts receivable, net	—	51,663	34,779	224,572	—	311,014
Other receivables	10	3,402	1,071	36,644	(280)	40,847
Inventories	—	25,681	72,761	203,529	(17,454)	284,517
Deferred income taxes - current	—	21,554	—	4,926	(21,554)	4,926
Prepaid expenses and other current assets	1,579	6,209	2,941	17,351	—	28,080
Intercompany balances	—	258,808	—	—	(258,808)	—
Current portion of assets held for sale	—	—	28	20,237	—	20,265
Total current assets	1,747	370,184	108,879	558,286	(298,096)	741,000
Restricted cash	—	16,514	—	—	—	16,514
Fixed assets, net	20,381	34,408	21,259	137,720	—	213,768
Intangible assets, net	6,674	43,815	1,150	83,871	—	135,510
Goodwill	—	61,982	11,089	7,551	—	80,622
Other assets	7,097	5,160	1,255	33,574	—	47,086
Deferred income taxes - long-term	30,807	—	2,052	16,088	(32,859)	16,088
Investment in subsidiaries	722,935	1,525	—	—	(724,460)	—
Assets held for sale, net of current portion	—	—	—	5,394	—	5,394
Total assets	$789,641	$533,588	$145,684	$842,484	$(1,055,415)	$1,255,982
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$—	$—	$—	$32,929	$—	$32,929
Accounts payable	4,582	40,942	22,008	100,775	—	168,307
Accrued liabilities	17,887	15,092	7,230	72,492	—	112,701
Current portion of long-term debt	—	600	—	1,832	—	2,432
Income taxes payable	—	—	—	1,404	(280)	1,124
Deferred income taxes - current	31,450	—	4,925	4,807	(21,554)	19,628
Intercompany balances	179,251	—	39,265	40,292	(258,808)	—
Current portion of liabilities associated with assets held for sale	—	—	6	13,260	—	13,266
Total current liabilities	233,170	56,634	73,434	267,791	(280,642)	350,387
Long-term debt - net of current portion	501,416	22,657	—	269,156	—	793,229
Income taxes payable long-term	—	—	—	8,683	—	8,683
Other long-term liabilities	1,179	9,800	7,420	12,260	—	30,659
Deferred income taxes long-term	—	38,052	—	11,597	(32,859)	16,790
Total liabilities	735,765	127,143	80,854	569,487	(313,501)	1,199,748
Stockholders’/invested equity	53,876	406,445	64,830	270,639	(741,914)	53,876
Non-controlling interest	—	—	—	2,358	—	2,358
Total liabilities and equity	$789,641	$533,588	$145,684	$842,484	$(1,055,415)	$1,255,982

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2015

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(306,172)	$(93,641)	$(49,481)	$(91,271)	$233,605	$(306,960)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Income/(loss) from discontinued operations	—	—	2	(6,734)	—	(6,732)
Depreciation and amortization	2,989	10,403	6,049	23,279	—	42,720
Stock-based compensation	4,342	—	—	—	—	4,342
Provision for doubtful accounts	—	1,521	540	7,472	—	9,533
Asset impairments	—	62,480	20,606	35,452	—	118,538
Reorganization items - non-cash	10,454	7,440	—	—	—	17,894
Equity in earnings	242,644	(7,625)	—	2,091	(235,019)	2,091
Non-cash interest expense	1,688	1,146	—	201	—	3,035
Deferred income taxes	48	(911)	(550)	1,094	—	(319)
Other adjustments to reconcile net loss	(1,178)	(167)	94	3,691	—	2,440
Changes in operating assets and liabilities:
Trade accounts receivable	—	8,120	8,260	46,294	—	62,674
Inventories	—	(10,083)	(1,492)	(20,689)	1,414	(30,850)
Intercompany	130,730	(35,152)	(61,387)	(32,178)	(2,013)	—
Other operating assets and liabilities	(11,861)	8,254	11,642	26,304	—	34,339
Cash provided by/(used by) operating activities of continuing operations	73,684	(48,215)	(65,717)	(4,994)	(2,013)	(47,255)
Cash (used by)/provided by operating activities of discontinued operations	—	—	(2)	4,670	—	4,668
Net cash provided by/(used in) operating activities	73,684	(48,215)	(65,719)	(324)	(2,013)	(42,587)
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	26	—	473	—	499
Capital expenditures	(3,496)	(2,156)	(9,113)	(18,211)	—	(32,976)
Changes in restricted cash	(125)	16,514	—	1,641	—	18,030
Intercompany	(66,092)	(11,441)	—	—	—	(77,533)
Cash used in investing activities of continuing operations	(69,713)	2,943	(9,113)	(16,097)	—	(91,980)
Cash provided by/(used by) investing activities of discontinued operations	—	—	—	10,713	—	10,713
Net cash (used in)/provided by investing activities	(69,713)	2,943	(9,113)	(5,384)	—	(81,267)
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	66,339	—	66,339
Payments on lines of credit	—	—	—	(69,894)	—	(69,894)
Borrowings on debtor-in-possession financing	—	105,454	—	3,509	—	108,963
Payments on debtor-in-possession financing	—	(70,618)	—	(2,442)	—	(73,060)
Payments on debtor-in-possession financing fees	—	(900)	—	—	—	(900)
Borrowings on debt	—	63,561	—	42,702	—	106,263
Payments on debt	(577)	(53,645)	—	(38,072)	—	(92,294)
Stock option exercises and employee stock purchases	629	—	—	—	—	629
Intercompany	—	—	77,533	—	—	77,533
Cash (used in)/provided by financing activities of continuing operations	52	43,852	77,533	2,142	—	123,579
Net cash provided by/(used in) financing activities	52	43,852	77,533	2,142	—	123,579
Effect of exchange rate changes on cash	(99)	—	—	(9,829)	—	(9,928)
Net increase/(decrease) in cash and cash equivalents	3,924	(1,420)	2,701	(13,395)	(2,013)	(10,203)
Cash and cash equivalents, beginning of period	158	2,867	(2,701)	46,340	—	46,664
Cash and cash equivalents, end of period	$4,082	$1,447	$—	$32,945	$(2,013)	$36,461

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2014

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(308,064)	$(35,313)	$(14,121)	$(188,354)	$227,898	$(317,954)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
(Loss)/income from discontinued operations	—	—	(29,244)	19,804	—	(9,440)
Depreciation and amortization	2,696	10,712	9,752	28,778	—	51,938
Stock-based compensation	17,260	—	—	—	—	17,260
Provision for doubtful accounts	—	15,515	437	5,904	—	21,856
Asset impairments	2,043	40,430	4,267	142,391	—	189,131
Equity in earnings	223,412	4,509	—	228	(227,921)	228
Non-cash interest expense	1,911	1,016	—	542	—	3,469
Deferred income taxes	—	1,467	—	(6,290)	—	(4,823)
Other adjustments to reconcile net loss	(375)	(295)	(306)	(5,544)	—	(6,520)
Changes in operating assets and liabilities:
Trade accounts receivable	—	10,187	9,850	29,514	—	49,551
Inventories	—	21,738	21,342	(5,319)	23	37,784
Intercompany	132,629	(45,566)	(128,989)	41,926	—	—
Other operating assets and liabilities	(16,870)	5,948	(18,527)	(11,552)	—	(41,001)
Cash provided by/(used in) operating activities of continuing operations	54,642	30,348	(145,539)	52,028	—	(8,521)
Cash (used in)/provided by operating activities of discontinued operations	—	(18,791)	16,805	(16,428)	—	(18,414)
Net cash provided by/(used in) operating activities	54,642	11,557	(128,734)	35,600	—	(26,935)
Cash flows from investing activities:
Capital expenditures	(6,480)	(12,365)	(10,569)	(24,001)	—	(53,415)
Changes in restricted cash	—	(16,514)	—	(4,687)	—	(21,201)
Proceeds from sale of fixed assets	174	94	532	4,850	—	5,650
Cash used in investing activities of continuing operations	(6,306)	(28,785)	(10,037)	(23,838)	—	(68,966)
Cash provided by/(used in) investing activities of discontinued operations	—	19,000	58,052	(1,938)	—	75,114
Net cash (used in)/provided by investing activities	(6,306)	(9,785)	48,015	(25,776)	—	6,148
Cash flows from financing activities:
Borrowings on lines of credit	—	—	—	57,413	—	57,413
Payments on lines of credit	—	—	—	(24,485)	—	(24,485)
Borrowings on long-term debt	—	117,068	—	80,018	—	197,086
Payments on long-term debt	—	(95,976)	—	(126,196)	—	(222,172)
Payments of debt issuance costs	(160)	37	—	—	—	(123)
Stock option exercises and employee stock purchases	5,902	—	—	—	—	5,902
Intercompany	(53,955)	(22,801)	76,756	—	—	—
Cash (used in)/provided by financing activities of continuing operations	(48,213)	(1,672)	76,756	(13,250)	—	13,621
Cash (used in)/provided by financing activities of discontinued operations	—	(966)	966	—	—	—
Net cash (used in)/provided by financing activities	(48,213)	(2,638)	77,722	(13,250)	—	13,621
Effect of exchange rate changes on cash	—	—	—	(3,450)	—	(3,450)
Net increase/(decrease) in cash and cash equivalents	123	(866)	(2,997)	(6,876)	—	(10,616)
Cash and cash equivalents, beginning of period	35	3,733	296	53,216	—	57,280
Cash and cash equivalents, end of period	$158	$2,867	$(2,701)	$46,340	$—	$46,664

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2013

In thousands	Quiksilver, Inc.	QS Wholesale, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss)/income	$(229,424)	$32,506	$8,871	$(154,314)	$111,977	$(230,384)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Income/(loss) from discontinued operations	689	—	(5,211)	(1,353)	(11)	(5,886)
Depreciation and amortization	2,218	11,556	6,031	30,153	—	49,958
Stock-based compensation	21,556	—	—	—	—	21,556
Provision for doubtful accounts	—	(129)	(1,823)	7,681	—	5,729
Asset impairments	—	1,646	5,939	4,742	—	12,327
Equity in earnings	134,970	2,739	—	613	(137,709)	613
Non-cash interest expense	4,702	1,312	—	781		6,795
Deferred income taxes	—	(1,750)	—	160,847	—	159,097
Other adjustments to reconcile net (loss)/income	316	27	(196)	(1,529)	—	(1,382)
Changes in operating assets and liabilities:
Trade accounts receivable	—	(9,322)	33,619	(34,491)	—	(10,194)
Inventories	—	(7,293)	5,774	(30,251)	25,743	(6,027)
Other operating assets and liabilities	8,327	3,080	(20,748)	32,027	—	22,686
Cash (used in)/provided by operating activities of continuing operations	(56,646)	34,372	32,256	14,906	—	24,888
Cash provided by operating activities of discontinued operations	—	—	1,515	789	—	2,304
Net cash (used in)/provided by operating activities	(56,646)	34,372	33,771	15,695	—	27,192
Cash flows from investing activities:
Capital expenditures	(7,347)	(6,606)	(7,965)	(30,264)	—	(52,182)
Proceeds from sale of fixed assets	55	—	12	792	—	859
Cash used in investing activities of continuing operations	(7,292)	(6,606)	(7,953)	(29,472)	—	(51,323)
Cash used in investing activities of discontinued operations	—	—	(268)	(2,302)	—	(2,570)
Net cash used in investing activities	(7,292)	(6,606)	(8,221)	(31,774)	—	(53,893)
Cash flows from financing activities:
Transactions with non-controlling interest owners	—	(58)	—	—	—	(58)
Borrowings on lines of credit	—	—	—	6,157	—	6,157
Payments on lines of credit	—	—	—	(22,561)	—	(22,561)
Borrowings on long-term debt	500,776	59,829	—	92,310	—	652,915
Payments on long term debt	(400,000)	(129,123)	—	(53,333)	—	(582,456)
Payments of debt and equity issuance costs	(9,965)	(4,312)	—	—	—	(14,277)
Stock option exercises and employee stock purchases	9,944	—	—	—	—	9,944
Intercompany	(37,106)	47,665	(23,423)	12,864	—	—
Cash provided by/(used in) financing activities of continuing operations	63,649	(25,999)	(23,423)	35,437	—	49,664
Cash provided by financing activities of discontinued operations	—	—	—	—	—	—
Net cash provided by/(used in) financing activities	63,649	(25,999)	(23,423)	35,437	—	49,664
Effect of exchange rate changes on cash	—	—	—	(7,506)	—	(7,506)
Net (decrease)/increase in cash and cash equivalents	(289)	1,767	2,127	11,852	—	15,457
Cash and cash equivalents, beginning of period	324	1,966	(1,831)	41,364	—	41,823
Cash and cash equivalents, end of period	$35	$3,733	$296	$53,216	$—	$57,280

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company's consolidated financial statements for the year ended October 31, 2014, the Company identified errors related to inappropriate revenue cut-off (revenues inappropriately recognized prior to meeting the GAAP revenue recognition criteria) that impacted prior periods, including each quarter of fiscal 2014 and earlier periods. The Company determined that certain shipments previously reported as revenue in its Americas wholesale channel did not meet the criteria for revenue recognition until the subsequent quarter when the shipments were delivered to, and accepted by, its wholesale customers. The impact of the inappropriate revenue cutoff was to understate net revenue and gross margin and to overstate total equity for the years ended October 31, 2014 and 2013.
The Company assessed the materiality of these errors to each of the 2014, 2013 and 2012 fiscal years, as well as to each quarter of fiscal 2014, in accordance with the SEC's SAB No. 99, Materiality, and concluded that the errors were not material to any of these periods. However, the Company also concluded that recording an out of period correction would be material to the three months ended January 31, 2015, as it would materially understate first quarter results and key revenue trends within its Americas segment. Consequently, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the accompanying consolidated statement of operations for the years ended October 31, 2014 and 2013 and consolidated balance sheet as of October 31, 2014 have been restated to correct for these immaterial errors.
During the first quarter of fiscal 2015, the Company also identified an error in the recording of estimated non-cash impairment charges for intangible assets and fixed assets within discontinued operations related to Surfdome in the fourth quarter of fiscal 2014. The impact of this error was to understate assets held for sale, accumulated other comprehensive income, and non-controlling interest, and to overstate accumulated deficit as of October 31, 2014. The Company assessed the materiality of this error and concluded it was not material to previously reported annual and interim amounts. The Company corrected the error in the first quarter of fiscal 2015 in connection with the closing of the sale of Surfdome and restated the consolidate statement of operations for fiscal 2014 and the consolidated balance sheet at October 31, 2014.
The table below is a summary of the impact of these corrections on selected balance sheet data:

	October 31, 2014
In thousands	As Previously Reported	As Restated
Trade accounts receivable	$319,840	$311,014
Inventories	278,780	284,517
Total current assets	744,089	741,000
Assets held for sale, net of current portion	2,987	5,394
Total assets	1,256,664	1,255,982
Income taxes payable	1,156	1,124
Current portion of liabilities associated with assets held for sale	12,640	13,266
Total current liabilities	349,793	350,387
Total liabilities	1,199,154	1,199,748
Accumulated deficit	(585,263)	(587,407)
Accumulated other comprehensive income	57,298	57,288
Total Quiksilver, Inc. stockholders' equity	56,030	53,876
Non-controlling interest	1,480	2,358
Total equity	57,510	56,234

	October 31, 2014		October 31, 2013		October 31, 2012
In thousands	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Total equity	$57,510	$56,234	$387,658	$384,200	$602,236	$595,637

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	October 31, 2014		October 31, 2013
In thousands	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Segment Data:
Americas identifiable assets	$467,920	$464,831	$581,021	$577,563
EMEA identifiable assets	510,896	513,303	unchanged	unchanged

The table below is a summary of the impact of these corrections on selected statements of operations data:

	Year Ended October 31, 2014		Year Ended October 31, 2013
In thousands	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues, net	$1,570,399	$1,571,454	$1,810,570	$1,819,544
Gross profit	762,841	763,210	872,431	875,572
Operating (loss)/income	(253,471)	(253,102)	2,547	5,688
Loss from continuing operations	(327,795)	(327,394)	(239,411)	(236,270)
Net loss attributable to Quiksilver, Inc.	(309,377)	(308,063)	(232,565)	(229,424)
Net loss per share attributable to Quiksilver, Inc.	$(1.81)	$(1.81)	$(1.39)	(1.37)

Selected Americas Segment Data:
Revenues, net	$723,427	$724,482	$893,333	$902,307
Gross profit	298,910	299,279	370,288	373,429
Operating (loss)/income	(25,511)	(42,152)	41,431	44,482
The correction of these errors had no net impact on the Company's net cash used in operating activities for the years ended October 31, 2014 and 2013.
Note 22 — Voluntary Reorganization Under Chapter 11
On September 8, 2015, the Company reached agreements with holders of approximately 73% of its 2018 Notes in the form of a PSA that if implemented pursuant to its terms, would significantly reduce the Company’s outstanding debt. The PSA and Term Sheet contemplates that a restructuring of the Company’s capital structure would be implemented through a jointly proposed Chapter 11 plan of reorganization. On September 9, 2015, Quiksilver, Inc. and each of its wholly owned U.S. subsidiaries - DC Direct, Inc., DC Shoes, Inc., Fidra, Inc., Hawk Designs, Inc., Mt. Waimea, Inc., Q.S. Optics, Inc., QS Retail, Inc., QS Wholesale, Inc., Quiksilver Entertainment, Inc. and Quiksilver Wetsuits, Inc. - filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of the Bankruptcy Code. The reorganization cases under Chapter 11 of the Bankruptcy Code are being jointly administered by the Bankruptcy Court as Case No. 15-11880.
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
The PSA provides for several milestones for consummation and implementation of the Proposed Plan, and on October 28, 2015, the Bankruptcy Court entered an order approving the Debtors’ assumption of the PSA with certain modifications to the milestones:

•	filing of the Proposed Plan, the Proposed Disclosure Statement, solicitation materials and the motion to approve the disclosure statement with the Bankruptcy Court no later than October 30, 2015;

•	approval of the Proposed Disclosure Statement by the Bankruptcy Court no later than December 4, 2015;

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	approval of the Plan by the Bankruptcy Court no later than January 29, 2016; and

•	consummation of the Plan no later than February 5, 2016.
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
The Debtors have requested and obtained approval from the Bankruptcy Court on December 4, 2015 for Key Employee Incentive Plans and Key Executive Retention Plans, under which compensation of up to $2 million may be awarded to Company executives and other key employees upon successful execution of the Plan and other measurements. No compensation expense has been recognized for these plans as of October 31, 2015. In addition, $0.6 million of incentive compensation not subject to Bankruptcy Court approval has been recognized by the Company as of October 31, 2015.
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

•
Indenture, dated as of July 16, 2013, by and among the Company, QS Wholesale, Inc., the subsidiary guarantor parties thereto, and U.S. Bank, National Association (successor to Wells Fargo Bank, National Association), as trustee and collateral agent, with respect to an aggregate principal amount of $280 million of 2018 Notes, plus accrued and unpaid interest thereon.

•
Indenture, dated as of July 16, 2013, by and among the Company, QS Wholesale, Inc., the subsidiary guarantor parties thereto, and U.S. Bank, National Association (successor to Wells Fargo Bank, National Association), as trustee, with respect to an aggregate principal amount of $225 million of 2020 Notes, plus accrued and unpaid interest thereon.

Any efforts to enforce such payment obligations under the Debt Documents are automatically stayed as a result of the filing of the Petitions for relief and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code. The filing of the Bankruptcy Cases constituted an event of default under the 2017 Notes; however, the Company obtained the consent of holders of more than the required majority in principal amount of the 2017 Notes to, among other things, rescind the acceleration of the obligations under the 2017 Notes and waive the events of default related thereto and compliance with the debt incurrence and lien covenants with respect to the incurrence of the DIP Facilities for a period of up to 210 days from September 9, 2015 which is February 5, 2016.
The filing of the Petitions on September 9, 2015 created defaults and cross defaults pursuant to the terms of the Company’s Indentures to its 2020 Notes, 2018 Notes, 2017 Notes, and the ABL Credit Facility, which accelerated the due dates for the obligations. Consequently, the Company has presented its outstanding debt under the 2018 Notes and 2020 Notes in liabilities subject to compromise on its consolidated balance sheet as of October 31, 2015. The filing of a petition under the Bankruptcy Code results in the automatic stay of virtually all actions of creditors to collect pre-petition debts, until such time the stay is modified or removed. With respect to the 2017 Notes, the Company has received waivers for the defaults and cross defaults and the rescission of the acceleration for a period of up to 210 days from September 9, 2015. The Company has presented its outstanding debt under the 2017 Notes in liabilities not subject to compromise on its consolidated balance sheet as of October 31, 2015. Lastly, as discussed below, the ABL Credit Facility was paid-off.
On September 10, 2015, the Bankruptcy Court approved, on an interim basis, the Company's debtor-in-possession financing in an aggregate amount of up to $175 million, consisting of (i) a $60 million DIP ABL Facility provided by Bank of America, N.A., and (ii) a $115 million DIP Term Loan Facility provided by affiliates of Oaktree Capital. Subject to the satisfaction of certain customary conditions to borrowing, the entire DIP ABL Facility and $70 million of the DIP Term Loan Facility became available upon entry of the interim order, and the balance of the DIP Term Loan Facility became available upon entry of the final order on October 28, 2015. A portion of the proceeds of the DIP Facilities was used in part to repay amounts outstanding under the pre-petition ABL Credit Facility under which there were approximately $93 million in borrowings and letters of credit outstanding.
A hearing to consider confirmation of the Proposed Plan is scheduled before the Bankruptcy Court on January 27, 2016.

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The DIP Facilities will mature 150 days after the Petition Date, and will contain representations, conditions, covenants and events of default customary for similar facilities. The DIP Facilities are collectively be secured by all assets of the Debtors, and such liens will be senior to the lien of the 2018 Notes. The DIP ABL Facility will be secured by a first-priority lien on the ABL Collateral and a second-priority lien on Term Loan Collateral. The DIP Term Loan Facility will have a first-priority lien on Term Loan Collateral, and a second-priority lien on all ABL Collateral. A portion of the DIP ABL Facility will be funded to certain Australian, Canadian and Japanese subsidiaries of the Company, which loans will be secured by assets of such foreign subsidiaries.
On October 13, 2015, the Debtors filed with the Bankruptcy Court and the Securities and Exchange Commission the Proposed Plan for the resolution of the outstanding claims against and interests in the Debtors pursuant to section 1121(a) of the Bankruptcy Code. On October 16, 2015, the Debtors filed with the Bankruptcy Code the Proposed Disclosure Statement.
Pursuant to the Proposed Plan, upon the Company’s emergence from the Bankruptcy Cases, the Company’s existing debt and accrued interest will be reduced by $510 million, including the extinguishment of all of its 2018 Notes and 2020 Notes. The Company’s 2017 Notes would be reinstated upon the consummation of the transactions set forth in the Plan. As consideration for such extinguishment, the reorganized Company would issue:

•	new common shares to holders of its 2018 Notes; and

•	$12.5 million in cash, which will be allocated between holders of its 2020 Notes and holders of general unsecured claims.
All of the Company’s existing equity securities, including its shares of common stock and warrants, will be cancelled and extinguished without holders receiving any distribution. In addition, new common shares will be offered to the holders of the 2018 Notes and the 2020 Notes in the Rights Offerings, which would be backstopped in full by Oaktree pursuant to the Backstop Commitment Letter.
On November 17, 2015, the Debtors filed a first amended Proposed Disclosure Statement, which includes a first amended Proposed Plan as Exhibit A thereto. On December 4, 2015, the Bankruptcy Court entered an order approving the adequacy of the Proposed Disclosure Statement and the Debtors have commenced solicitation of votes from eligible claimants in connection with the Proposed Plan. The Company and its advisors continue to seek alternative restructuring transactions, including a sale of all or substantially all of the assets of the Company, and will continue such efforts pending confirmation of the Proposed Plan by the Bankruptcy Court.
Note 23 — Liabilities Subject to Compromise
Liabilities subject to compromise represent pre-petition liabilities of the Debtors which will ultimately be resolved by the bankruptcy proceedings. Such liabilities are subject to Bankruptcy Court approval and may ultimately be settled for less than the recorded amount. The Company has reclassified obligations of the Debtors for unsecured and under secured debt, pre-petition obligations for accounts payable, certain workforce restructuring related obligations, accrued interest, certain future lease obligations and other liabilities as the allowed claims for liabilities subject to compromise on its consolidated balance sheet at October 31, 2015. The Debtors' liabilities subject to compromise were as follows:

In thousands	October 31, 2015
Debt:
2018 Notes	$280,000
2020 Notes	225,000
Other unsecured debt	1,749
Total debt subject to compromise	506,749
Accounts payable	44,545
Lease obligations (1)	3,363
Workforce restructuring liabilities (1)	9,715
Accrued interest - 2018 Notes and 2020 Notes (2)	4,703
Other miscellaneous claims subject to compromise (1)	6,585
Total liabilities subject to compromise	$575,660

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________

(1)	Includes amounts transferred from accrued liabilities and other long-term liabilities on the consolidated balance sheet.

(2)	Includes amounts transferred from accrued liabilities on the consolidated balance sheet.
If the terms of the PSA are implemented, the 2018 Notes are to be exchanged for new common shares of the Company upon the consummation of the transactions set forth in the plan of reorganization under the Petitions.
If the terms of the PSA are implemented, the 2020 Notes are to be settled for less than their face value upon the consummation of the transactions set forth in the plan of reorganization under the Petitions.
As of the Petition Date, the Debtors have discontinued recording interest expense on the debt subject to compromise. Additional contractual interest expense of $6 million on debt subject to compromise was not reflected in the consolidated statement of operations or the consolidated balance sheet for fiscal 2015.
Note 24 — Reorganization Items
Reorganization items include direct and incremental costs related to the Bankruptcy Proceedings. Such costs include professional fees related to the Bankruptcy Proceedings and debtor-in-possession financing, the write-off of unamortized deferred debt financing costs and original debt issuance discount on pre-petition debt, and losses on rejected executory contracts that the Company has determined to be both probable and estimable.
The components of reorganization items were as follows:

Year Ended
In thousands	October 31, 2015
Professional fees	$15,126
Provision for rejected executory contracts	954
Unamortized deferred financing costs	12,617
Petition related debt discounts	6,539
Total reorganization items	$35,236

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 — Condensed Combined Financial Statements
Condensed combined financial statements are presented below for the Debtors as of and for the fiscal year ended October 31, 2015. Intercompany transactions and intercompany balances among the Debtors have been eliminated in the condensed combined financial statements. If the terms of the PSA are implemented, on the Effective Date, intercompany interests held by the Debtors, with the consent of the Plan Sponsor, or the Reorganized Debtors, as applicable, will be (i) reinstated, or (ii) deemed automatically cancelled, released or extinguished. No allowances for intercompany receivables from the Debtors have been recorded in the Company's consolidated financial statements. If the terms of the PSA are implemented, new common shares will be issued to holders of the 2018 Notes. All of the Company’s existing equity securities, including its shares of common stock and warrants, will be cancelled and extinguished without holders receiving any distribution.

Condensed Combined Statement of Operations

In thousands	Year Ended October 31, 2015
Revenues, net	$498,123
Gross profit	203,747
Selling, general and administrative expense	257,332
Asset impairments	83,086
Operating loss	(136,671)
Interest expense, net and foreign currency (gain)/loss	43,843
Equity in earnings	91,271
Reorganization items (See Note 24)	35,192
Loss before benefit for income taxes	(306,977)
Benefit for income taxes	(19)
Loss from continuing operations	(306,958)
Loss from discontinued operations	(2)
Net loss	(306,960)
Net loss attributable to non-controlling interest	788
Net loss attributable to Quiksilver, Inc.	$(306,172)

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Combined Balance Sheet

In thousands	October 31, 2015
ASSETS
Current assets excluding intercompany receivables	$177,395
Intercompany receivables	71,312
Fixed assets, net	56,573
Intangible assets, net	53,806
Other assets	1,973
Investment in subsidiaries	453,132
Total assets	$814,191
LIABILITIES AND EQUITY
Liabilities not subject to compromise:
Current liabilities:
Debtor-in-possession financing	$70,641
Accounts payable, accrued liabilities and income taxes payable	60,921
Intercompany payable	36,291
Total current liabilities not subject to compromise	167,853
Deferred income taxes - long-term and other long-term liabilities	30,626
Total liabilities not subject to compromise	198,479
Liabilities subject to compromise (See Note 23)	575,660
Total liabilities	774,139
Stockholders’/invested equity	40,052
Total liabilities and equity	$814,191

QUIKSILVER, INC. (Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Combined Statement of Cash Flows

In thousands	Year Ended October 31, 2015
Cash used in operating activities of continuing operations	$(40,248)
Cash used in operating activities of discontinued operations	(2)
Net cash used in operating activities	(40,250)
Cash used in investing activities of continuing operations	(75,883)
Cash provided by financing activities of continuing operations	121,437
Effect of exchange rate changes on cash	(99)
Net increase in cash and cash equivalents	5,205
Cash and cash equivalents, beginning of period	324
Cash and cash equivalents, end of period	$5,529

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 26, 2016

QUIKSILVER, INC.
(Registrant)

By:	/s/ Pierre Agnes	By:	/s/ Thomas Chambolle
	Pierre Agnes		Thomas Chambolle
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Pierre Agnes and Thomas Chambolle, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/ Pierre Agnes	Chief Executive Officer (Principal Executive Officer)	January 26, 2016
Pierre Agnes

/s/ Thomas Chambolle	Chief Financial Officer (Principal Financial and Accounting Officer)	January 26, 2016
Thomas Chambolle

/s/ William M. Barnum, Jr.	Director	January 26, 2016
William M. Barnum, Jr.

/s/ Joseph F. Berardino	Director	January 26, 2016
Joseph F. Berardino

/s/ Michael A. Clarke	Director	January 26, 2016
Michael A. Clarke

/s/ M. Steven Langman	Director	January 26, 2016
M. Steven Langman

/s/ Robert B. McKnight, Jr.	Director	January 26, 2016
Robert B. McKnight, Jr.

/s/ Andrew W. Sweet	Director	January 26, 2016
Andrew W. Sweet

EXHIBIT INDEX

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

10.8
Plan Sponsor Agreement, dated as of September 8, 2015, by and between Quiksilver, Inc. and certain of its wholly-owned subsidiaries and certain funds managed by affiliates of Oaktree Capital Management, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 11, 2015).

10.9
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

10.10
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

10.11
English Translation of Agreement, dated as of October 31, 2013, by and among Na Pali S.A.S., Emerald Coast S.A.S., Kauai GmBH, Lanai Ltd., Sumbawa SL and Eurofactor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 6, 2013).

10.12
Form of Indemnity Agreement between Quiksilver, Inc. and individual directors and officers of Quiksilver, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006). (1)

10.13
Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated, together with form Stock Option and Restricted Stock Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 23, 2011). (1)

10.14	Amendment to Quiksilver, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.15
Standard Form of Restricted Stock Unit Agreement under the Quiksilver, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011). (1)

10.16	Form of Restricted Stock Unit Agreement for November 2012 Grants (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 13, 2012). (1)

10.17
Restricted Stock Unit Agreement between Andrew P. Mooney and Quiksilver, Inc. dated January 11, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013). (1)

10.18
Restricted Stock Unit Agreement between Andrew P. Mooney and Quiksilver, Inc. dated March 19, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.19	Quiksilver, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009). (1)

10.20	Quiksilver, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.21	Quiksilver, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2014). (1)

10.22	Quiksilver, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004). (1)

10.23	Quiksilver, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2011). (1)

10.24
Quiksilver, Inc. 2013 Performance Incentive Plan, together with form Stock Option, Restricted Stock and Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 20, 2013). (1)

10.25
Form of Performance Restricted Stock Unit Agreement under Quiksilver, Inc. 2013 Performance Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2014). (1)

10.26
Amended and Restated Employment Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated January 3, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2013). (1)

10.27
Retirement Agreement between Robert B. McKnight, Jr. and Quiksilver, Inc. dated October 31, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 5, 2014). (1)

10.28
Employment Agreement between Andrew P. Mooney and Quiksilver, Inc. dated January 3, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2013). (1)

10.29
Amendment to Employment Agreement between Andrew P. Mooney and Quiksilver, Inc. dated November 3, 2014, including Restricted Stock Unit Agreement between Andrew P. Mooney and Quiksilver, Inc. dated November 3, 2014 as Exhibit A (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 5, 2014). (1)

10.30
Transitional Employment Agreement between Joseph Scirocco and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.30
Separation Agreement between Andrew Mooney and Quiksilver, Inc., dated March 26, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed April 10, 2015). (1)

10.31
Employment Agreement between Charles S. Exon and Quiksilver, Inc. dated January 5, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 6, 2012). (1)

10.32
Retirement Agreement between Charles S. Exon and Quiksilver, Inc. dated October 31, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 5, 2014). (1)

10.33
Employment Agreement between Greg Healy and Ug Manufacturing Co. Pty Ltd dated February 1, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2015). (1)

10.34
Amendment to Employment Agreement between Greg Healy and Ug Manufacturing Pty. Ltd., dated April 7, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed April 10, 2015). (1)

10.35
English translation of Employment Agreement between Pierre Agnes and Pilot SAS effective July 1, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 4, 2013). (1)

10.36
English translation of Corporate Mandate between Pierre Agnes and Pilot SAS Quiksilver, Inc. effective July 1, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 4, 2013). (1)

10.37	Employment Agreement between Richard Shields and Quiksilver, Inc. dated April 12, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 27, 2012). (1)

10.38
Employment Agreement between Alan Vickers and Quiksilver, Inc. dated January 28, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 3, 2015). (1)

10.39
Indemnity Agreement by and between Quiksilver, Inc. and Andrew Sweet dated July 31, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009). (1)

10.40
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